Form 10-Q
period 1998-06-30
DUN & BRADSTREET CORP /DE/
filed 1998-08-14
CIK 1059556

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                             Commission file number
                                  001-14037

                        THE DUN & BRADSTREET CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-3998945
      (State of Incorporation)                        (I.R.S. Employer
                                                     Identification No.)

 One Diamond Hill Road, Murray Hill, NJ                     07974
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code   (908) 665-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares Outstanding
            Title of Class                         at July 31, 1998
            --------------                         ----------------

             Common Stock,
       par value $0.01 per share                     170,870,278

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended June 30, 1998 and 1997                             3
       Six Months Ended June 30, 1998 and 1997                              4

Consolidated Balance Sheets (Unaudited)
      June 30, 1998 and December 31, 1997                                   5

Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 1998 and 1997                               6

Notes to Consolidated Financial Statements (Unaudited)                    7-11

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12-16



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 17-19

SIGNATURES                                                                 20

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
Amounts in millions, except per share data                   1998        1997
                                                            -------     -------
OPERATING REVENUES                                          $ 484.0     $ 440.9
                                                            -------     -------
Operating Costs                                               145.6       123.5
Selling and Administrative Expenses                           197.0       194.5
Depreciation and Amortization                                  35.4        33.8
Reorganization Costs                                           27.5          --
                                                            -------     -------

OPERATING INCOME                                               78.5        89.1
                                                            -------     -------
Interest Income                                                 1.8         0.8
Interest Expense                                               (4.2)      (10.8)
Other Expense - Net                                            (5.4)       (6.6)
                                                            -------     -------

Non-Operating Expense - Net                                    (7.8)      (16.6)
                                                            -------     -------

Income from Continuing Operations before Provision for
    Income Taxes                                               70.7        72.5
Provision for Income Taxes                                     31.0        24.8
                                                            -------     -------

Income from Continuing Operations                              39.7        47.7
Income from Discontinued Operations, Net of Income Taxes
    of $14.4 and $3.5 for 1998 and 1997, respectively          21.6         6.3
                                                            -------     -------

NET INCOME                                                  $  61.3     $  54.0
                                                            =======     =======

BASIC EARNINGS PER SHARE OF COMMON STOCK:
    Continuing Operations                                   $  0.23     $  0.28
    Discontinued Operations                                    0.13        0.04
                                                            =======     =======

BASIC EARNINGS PER SHARE OF COMMON STOCK                    $  0.36     $  0.32
                                                            =======     =======

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
    Continuing Operations                                   $  0.23     $  0.28
    Discontinued Operations                                    0.12        0.03
                                                            =======     =======

DILUTED EARNINGS PER SHARE OF COMMON STOCK                  $  0.35     $  0.31
                                                            =======     =======

DIVIDENDS PAID PER SHARE OF COMMON STOCK                    $  0.22     $  0.22
                                                            =======     =======

Weighted Average Number of Shares Outstanding - Basic         171.5       171.0
                                                            =======     =======

Weighted Average Number of Shares Outstanding - Diluted       174.5       172.6
                                                            =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                          -------------------
Amounts in millions, except per share data                                 1998        1997
                                                                          -------     -------
OPERATING REVENUES                                                        $ 955.1     $ 877.3
                                                                          -------     -------
Operating Costs                                                             289.7       256.7
Selling and Administrative Expenses                                         395.2       384.6
Depreciation and Amortization                                                70.9        69.0
Reorganization Costs                                                         28.0          --
                                                                          -------     -------

OPERATING INCOME                                                            171.3       167.0
                                                                          -------     -------
Interest Income                                                               2.6         0.9
Interest Expense                                                            (11.5)      (32.0)
Other Expense - Net                                                         (11.8)       (8.0)
                                                                          -------     -------

Non-Operating Expense - Net                                                 (20.7)      (39.1)
                                                                          -------     -------

Income from Continuing Operations before Provision for
    Income Taxes                                                            150.6       127.9
Provision for Income Taxes                                                   59.5        43.6
                                                                          -------     -------

Income from Continuing Operations                                            91.1        84.3
Income from Discontinued Operations, Net of Income Taxes
    of $22.5 and $2.8 for 1998 and 1997, respectively                        33.7         4.7
                                                                          -------     -------

Income before Cumulative Effect of Accounting Changes                       124.8        89.0
Cumulative Effect of Accounting Changes, Net of Income Tax Benefit
        of $87.8                                                               --      (127.0)
                                                                          -------     -------

NET INCOME (LOSS)                                                         $ 124.8     $ (38.0)
                                                                          =======     =======

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
    Continuing Operations                                                 $  0.53     $  0.49
    Discontinued Operations                                                  0.20        0.03
                                                                          -------     -------

    Before Cumulative Effect of Accounting Changes                           0.73        0.52
    Cumulative Effect of Accounting Changes, Net of Income Tax Benefit         --       (0.74)
                                                                          =======     =======

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK                           $  0.73     $ (0.22)
                                                                          =======     =======

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
    Continuing Operations                                                 $  0.52     $  0.49
    Discontinued Operations                                                  0.20        0.03
                                                                          -------     -------

    Before Cumulative Effect of Accounting Changes                           0.72        0.52
    Cumulative Effect of Accounting Changes, Net of Income Tax Benefit         --       (0.74)
                                                                          =======     =======

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK                         $  0.72     $ (0.22)
                                                                          =======     =======

DIVIDENDS PAID PER SHARE OF COMMON STOCK                                  $  0.44     $  0.44
                                                                          =======     =======

Weighted Average Number of Shares Outstanding - Basic                       171.3       171.1
                                                                          =======     =======

Weighted Average Number of Shares Outstanding - Diluted                     174.2       172.6
                                                                          =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             JUNE 30,    DECEMBER 31,
Dollar amounts in millions, except per share data                              1998         1997
                                                                             --------     --------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                    $  247.9     $   81.8
Accounts Receivable---Net of Allowance of $41.6 in 1998 and $39.4 in 1997       425.4        454.5
Other Current Assets                                                            176.5        269.2
                                                                             --------     --------
                    Total Current Assets                                        849.8        805.5
                                                                             --------     --------
NON-CURRENT ASSETS
Property, Plant and Equipment                                                   303.2        317.2
Prepaid Pension Costs                                                           203.2        190.7
Computer Software                                                               133.9        128.0
Goodwill                                                                        188.0        194.6
Other Non-Current Assets                                                        138.2        153.5
                                                                             --------     --------
                    Total Non-Current Assets                                    966.5        984.0
                                                                             --------     --------

Net Assets of Discontinued Operations                                              --        296.5
                                                                             --------     --------

TOTAL ASSETS                                                                 $1,816.3     $2,086.0
                                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and Other Current Liabilities                                        $  429.8     $  472.0
Notes Payable                                                                      --        451.5
Unearned Subscription Income                                                    565.8        573.5
                                                                             --------     --------
                    Total Current Liabilities                                   995.6      1,497.0

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS                                      381.4        389.0
OTHER NON-CURRENT LIABILITIES                                                   391.2        388.3
MINORITY INTEREST                                                               301.8        301.9

SHAREHOLDERS' EQUITY
Preferred Stock, authorized---10,000,000 shares; $0.01 par value per share---1998, outstanding---none, $1.00 par value per share---1997, outstanding---none
Series Common Stock, authorized---10,000,000 shares;
     $0.01 par value per share---1998, outstanding---none
Common Stock, authorized---400,000,000 shares;
     $0.01 par value per share, 171,291,317 shares issued---1998
     $1.00 par value per share, 188,420,996 shares issued---1997                  1.7        188.4
Capital Surplus                                                                 250.3         80.2
Retained Earnings                                                              (298.9)       405.2
Treasury Stock, at cost, 17,853,652 shares for 1997                                --       (964.0)
Cumulative Translation Adjustment                                              (169.4)      (162.6)
Minimum Pension Liability Adjustment                                            (37.4)       (37.4)
                                                                             --------     --------
TOTAL SHAREHOLDERS' EQUITY                                                     (253.7)      (490.2)

                                                                             --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,816.3     $2,086.0
                                                                             ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                  -------------------
Dollar amounts in millions                                                          1998       1997
                                                                                  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                 $  124.8   $  (38.0)
Less:
      Income from Discontinued Operations                                             33.7        4.7
                                                                                  --------   --------
Income (Loss) from Continuing Operations                                              91.1      (42.7)
Reconciliation of Net Income (Loss) to Net Cash
  Provided by Operating Activities:
    Cumulative Effect of Accounting Change, Net of Income Tax Benefit                   --      127.0
    Depreciation and Amortization                                                     70.9       69.0
    Postemployment Benefit Payments                                                   (9.3)     (18.5)
    Net Decrease in Accounts Receivable                                               23.5        8.9
    Deferred Income Taxes                                                             (8.4)     (87.8)
    Accrued Income Taxes                                                              (5.8)     (39.5)
    Increase in Long Term Liabilities                                                 12.5       90.7
    Net Decrease in Other Working Capital Items                                       70.1       56.0
    Other                                                                             12.5        6.6
                                                                                  --------   --------
Net Cash Provided by Operating Activities:
   Continuing Operations                                                             257.1      169.7
   Discontinued Operations                                                            21.7       92.8
                                                                                  --------   --------
Net Cash Provided by Operating Activities                                            278.8      262.5
                                                                                  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Marketable Securities                                          21.6        2.5
Payments for Marketable Securities                                                   (21.0)      (3.8)
Capital Expenditures                                                                 (23.5)     (19.4)
Additions to Computer Software and Other Intangibles                                 (38.0)     (32.7)
Net Cash Provided by (Used In) Investing Activities of Discontinued Operations        (3.1)     (11.7)
Other                                                                                (13.3)      12.3
                                                                                  --------   --------
Net Cash (Used In) Provided By Investing Activities                                  (77.3)     (52.8)
                                                                                  --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Dividends                                                                 (75.5)     (75.3)
Payments for Purchase of Treasury Shares                                             (27.9)     (30.9)
Net Proceeds from Exercise of Stock Options                                           18.7       19.0
(Decrease) Increase in Commercial Paper Borrowings                                  (421.6)     649.7
Increase in Minority Interest                                                           --      300.0
Decrease in Other Short-term Borrowings                                              (29.1)  (1,067.6)
Proceeds from Debt Assumed by R.H. Donnelley                                         500.0         --
Other                                                                                  0.4       (0.5)
                                                                                  --------   --------
Net Cash Used in Financing Activities                                                (35.0)    (205.6)
                                                                                  --------   --------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                          (0.4)       2.6
                                                                                  --------   --------
(Decrease) Increase in Cash and Cash Equivalents                                     166.1        6.7
Cash and Cash Equivalents , Beginning of Year                                         81.8      127.8
                                                                                  --------   --------
Cash and Cash Equivalents, End of Quarter                                         $  247.9   $  134.5
                                                                                  ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's 1997 Financial Statements on Form 10/A-2. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform to the 1998 presentation.


Note 2 - Reorganization and Discontinued Operations

On June 30, 1998, The Dun & Bradstreet Corporation separated into two publicly traded companies - The "new" Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation ("Old D&B" or "Donnelley"). The separation (the "Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B"). The new entity is now known as "The Dun & Bradstreet Corporation" and the continuing entity consisting of R.H. Donnelley Inc., the operating company and the DonTech partnership changed its name to "R.H. Donnelley Corporation." Due to the relative significance of the new entity, the transaction has been accounted for as a reverse spin-off, and as such Moody's and D&B have been classified as continuing operations and Donnelley and DonTech have been classified as discontinued operations. The Distribution was effected on June 30, 1998 and resulted in a noncash dividend that increased shareholders' equity by $188.5 million.

For purposes of governing certain of the ongoing relationships between the Company and Donnelley following the Distribution, the companies entered into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Agreement, Shared Transaction Services Agreement, Data Services Agreement and Transition Services Agreements.

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect Donnelley as discontinued operations.

For financial reporting purposes the assets and liabilities of Donnelley have been separately classified on the balance sheet as "Net Assets of Discontinued Operations." A summary of these assets and liabilities at December 31, 1997 was as follows (in millions):

                                            December 31, 1997
                                            -----------------
        Current assets                           $  92.7
        Total assets                             $ 362.3
        Current liabilities                      $  64.6
        Total liabilities                        $  65.8
        Net assets of discontinued
        operations                               $ 296.5

The net operating results of Donnelley have been reported in the caption "Income
(Loss) from Discontinued Operations," in the consolidated statements of operations. Summarized operating results for the Discontinued Operations were as follows:


                                              Three Months              Six Months
                                              Ended June 30,          Ended June 30,
                                           -------------------     --------------------
                                            1998        1997*        1998        1997*
                                           -------     -------     --------     -------
Operating revenues                         $  66.3     $  64.1     $  107.8     $  83.1
Income before provision for income taxes      36.0         9.8         56.2         7.5
Net income                                    21.6         6.3         33.7         4.7

*1997 included the results of the East Coast proprietary operations of Donnelley which were sold in December of 1997.


Note 3 - Capital Stock

Under the Company's Restated Certificate of Incorporation, the Company has authority to issue 420,000,000 shares with a par value of $0.01 of which 400,000,000 represent shares of Common Stock, 10,000,000 represent shares of Preferred Stock and 10,000,000 represent shares of Series Common Stock. The Preferred and Series Common Stock can be issued with varying terms, as determined by the Board of Directors.

On June 30, 1998, 171,291,317 shares of New D&B Common Stock were distributed to the shareholders of the Old D&B. Since New D&B has been treated as the successor entity for accounting purposes, the Company's historical financial statements reflect the recapitalization of New D&B in connection with the Distribution, including the elimination of treasury shares (which shares became treasury shares of Donnelley); the adjustment of the par value of the Preferred Stock and the Common Stock to $0.01 per share; and the authorization of the Series Common Stock.

In connection with the Distribution, the Company entered into a Rights Agreement designed to protect shareholders of the Company in the event of unsolicited offers to acquire the Company and other coercive takeover tactics which, in the opinion of the Board of Directors, could impair its ability to represent shareholder interests. Under the Rights Agreement, each share of the Common Stock has a right which trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase 1/1000 of a share of Series A Junior Participating

Preferred stock, par value $0.01 per share, at a price of $150 per 1/1000 of a share, subject to adjustment. The rights will generally not be exercisable until a person or group ("Acquiring Person") acquires beneficial ownership of, or commences a tender offer or exchange offer which would result in such person or group having beneficial ownership of, 15% or more of the outstanding Common Stock.

In the event that any person or group becomes an Acquiring Person, each right will thereafter entitle its holder (other than the Acquiring Person) to receive, upon exercise, shares of stock having a market value of two times the exercise price in the form of the Company's Common Stock or, where appropriate, the Acquiring Person's common stock. The Company may redeem the rights, which expire in June 2008, for $.01 per right, under certain circumstances.


Note 4      - Reconciliation of Weighted Average Shares

                                                          Three Months Ended     Six Months Ended
                                                          ------------------    ------------------
                                                               June 30,             June 30,
(share data in thousands)                                  1998       1997       1998       1997
                                                          -------    -------    -------    -------
Weighted average number of shares-basic                   171,470    170,994    171,313    171,091

Dilutive effect of shares issuable under stock
options, restricted stock and performance unit plans        2,855      1,505      2,693      1,398

Adjustment of shares applicable to stock options
exercised during the period and performance unit plans        153        104        180        130
                                                          -------    -------    -------    -------
Weighted average number of shares-diluted                 174,478    172,603    174,186    172,619
                                                          =======    =======    =======    =======


As required by Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. The conversion of diluted shares has no impact on the Company's operating results. Options to purchase less than 50,000 shares of common stock were outstanding at June 30, 1998 and 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

Upon the Distribution, employees of the Company were granted substitute options, preserving the economic value, as closely as possible, of the options that existed immediately prior to the Distribution and any awards or options held by them in respect of Donnelley were cancelled.


Note 5 - Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement for the period in which they are recognized and displayed with the same prominence as other financial statements. This statement also requires that financial statements for prior periods are reclassified. The Company's total comprehensive income for the three and six month periods ended June 30, was as follows:


                                            Three Months          Six Months
                                            Ended June 30,       Ended June 30,
                                           ----------------    -----------------
                                            1998     1997      1998       1997
                                           ------    ------    ------     ------
Net income (loss)                          $ 61.3    $ 54.0    $124.8     $(38.0)
Other comprehensive loss - foreign
currency translation adjustment              (2.3)     (5.6)     (6.8)     (13.1)
                                           ------    ------    ------     ------
Total comprehensive income                 $ 59.0    $ 48.4    $118.0     $(51.1)
                                           ======    ======    ======     ======


Note 6 - Notes Payable

In connection with the Distribution, during June 1998, R.H. Donnelley Inc. borrowed $350 million under the R.H. Donnelley Inc. Credit Facility and issued $150 million of senior subordinated notes under the R.H. Donnelley Indenture. This $500 million of debt remained an obligation of Old D&B and R.H. Donnelley Inc. after the Distribution. The proceeds of this borrowing were used by Old D&B to repay outstanding indebtedness of $287.1 million. The remainder will be used for general corporate purposes of the Company including the payment of costs and expenses related to the Distribution.


Note 7 - Financial Instruments with Off-Balance-Sheet Risk

In connection with the Distribution and repayment of outstanding notes payable, Old D&B canceled all of its interest rate swap agreements (which fixed interest rates on $300.0 million of variable rate debt through January 2005) and recorded into income the previously unrecognized fair value loss at the time of termination. At the time of the cancellation, the fair value of the interest rate swaps was a loss of $12.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) had been recognized in income relating to swaps which do not qualify for settlement accounting. The previously unrecognized loss of $8.9 million was recorded during the quarter and included in reorganization costs.

Note 8- Litigation

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.

In addition to the litigation referred to above, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Old D&B, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc.

The complaint alleges various violations of United States antitrust laws, including alleged violations of Section 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint.

IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

In connection with the IRI action, on October 28, 1996, Cognizant, ACNielsen and Old D&B entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Old D&B and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

In connection with the Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities arising from the IRI Action and agreed to indemnify Donnelley in connection with such potential liabilities.

Management is unable to predict at this time the final outcome of the IRI Action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On June 30, 1998, The Dun & Bradstreet Corporation separated into two publicly traded companies - The "new" Dun & Bradstreet Corporation ("New D&B or the "Company") and R.H. Donnelley Corporation ("Old D&B or Donnelley"). The separation (the "Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B"). The new entity is known as "The Dun & Bradstreet Corporation" and the continuing entity consisting of R.H. Donnelley Inc., the operating company and the DonTech partnership changed its name to "R.H. Donnelley Corporation." The tax-free stock dividend was paid on June 30, 1998, to shareholders of record at the close of business on June 17, 1998. Due to the relative significance of Moody's and D&B, the transaction has been accounted for as a reverse spin-off, and as such Moody's and D&B have been classified as continuing operations and R.H. Donnelley Inc. and DonTech have been classified as discontinued operations.

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the reorganization. Accordingly, revenues, costs and expenses, assets and liabilities, and cash flows of R.H. Donnelley Inc. and DonTech have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results have been reported, net of applicable income taxes, as "Income from Discontinued Operations", the net assets have been reported as "Net Assets of Discontinued Operations" and the net cash flows have been reported as "Net Cash Provided by Discontinued Operations."


RESULTS OF OPERATIONS

The Company's second quarter net income was $61.3 million, up 13% from the year earlier period. Earnings per share for the second quarter were $.36 per share basic, $.35 per share diluted compared to $.32 per share basic and $.31 per share diluted in the same period of the prior year. The Company's second quarter 1998 income from continuing operations of $39.7 million was down 17% from the prior year's second quarter due to the inclusion of $27.5 million pre-tax ($23.2 million after-tax) of transaction-related expenses (primarily professional fees of $18.6 million and costs resulting from the termination of interest rate swaps, discussed below, of $8.9 million) incurred during the quarter in connection with the separation of Donnelley. Excluding these charges, income from continuing operations increased 32% during the quarter from the year earlier period.

Through the first half of the year, the Company reported net income of $124.8 million, or $.73 per share basic ($.72 per share diluted). This compares with a 1997 first half net loss of $38.0 million, $.22 per share basic and diluted. The 1997 results include a one-time, non-cash charge for the cumulative effect of accounting changes of $127.0 million after-tax ($.74 per share basic and diluted) with respect to certain of the Company's revenue recognition methods. The Company's first half 1998 income from continuing operations was $91.1 million, up 8% from the first half of 1997. Excluding the transaction costs of $23.2 million after-tax, income from continuing operations increased 36% during the first half of 1998 from the first half of 1997.

Operating revenues for the second quarter were up 10% to $484.0 million in 1998 from $440.9 million in the second quarter of 1997. Revenues for D&B of $343.3 were up 4% from the same period of the prior year. Excluding the impact of foreign currency fluctuations, revenue growth for D&B was up 7% over the prior year. D&B U.S. posted an 8% increase in revenues over the second quarter of 1997, driven by strong growth in business-to-business marketing and new products. D&B Europe's revenues decreased by 1%, driven by negative foreign exchange, partially offset by gains in Italy, Holland and the United Kingdom. Excluding the impact of foreign exchange, D&B Europe's revenues were up 4% from the prior year. Revenues from D&B's other regions were up 1% from prior year. Excluding foreign exchange impact, revenue growth from the prior year was 7%. Moody's posted revenue of $140.7 million for the second quarter, up 26% from the prior year. Record issuance in the high yield market, as well as continued strong issuance of other corporate and municipal bonds drove growth. Growth in mortgage-backed securities issuance was particularly strong, up 155% in the second quarter over the second quarter of 1997.

On a year to date basis, operating revenues of $955.1 were up 9% from the year earlier period. Revenues for D&B of $681.9 were up 3% over prior year. Excluding the impact of foreign currency fluctuations, revenue growth for D&B was 6% over the first half of 1997. D&B U.S. year to date growth of 8% was driven by strong performance in the credit and marketing businesses. Europe's 4% decline was mainly due to negative foreign currency fluctuations and declines in Germany, offsetting growth in Italy, Holland and the U.K. Excluding foreign exchange, Europe's revenue growth was 3%. D&B's other regions revenue for the first half of 1998 was up 2% from 1997. Excluding foreign exchange, revenues were up 8% from prior year. In the first half of 1998, Moody's revenue of $273.2 million was up 25% from the first half of 1997 due to gains in corporate and municipal bonds, structured ratings and commercial paper.

Operating income for the second quarter of 1998 was $78.5 million, a decline of 12% from the prior year's second quarter. However, excluding reorganization costs of $27.5 million related to the separation of Donnelley, operating income for the second quarter of 1998 grew 19% compared to the same period in 1997. This growth reflects the strong revenue results for the quarter noted above. On a year to date basis, operating income grew 3% and excluding the reorganization costs, operating income grew 19% in the first half of 1998 compared to the same period in 1997.

Non-operating expense-net was $7.8 million for the second quarter of 1998 compared to $16.6 million in the second quarter of 1997. This significant decrease was a result of sharply lower interest expense ($4.2 million in the second quarter of 1998 compared to $10.8 million in 1997), driven by lower debt levels during April and May and the paydown of the outstanding indebtedness in June using the proceeds from the R.H. Donnelley Inc. financing (see further discussion below). Interest income in the quarter was $1.0 million higher than the second quarter of 1997 and other expense-net was $1.2 million less than the same period in 1997. On a year-to-date basis, non-operating expense-net was down $18.4 million to $20.7 million from the first half of 1997. This significant decrease was a result of sharply lower interest expense, driven by lower debt and strong cash flow versus prior year.

The Company's effective tax rate for the second quarter of 1998 was 44% compared to 34% in the second quarter of 1997. This increase resulted from an increase in the estimated underlying effective tax rate to 36% and the non-deductibility of certain transaction costs. On a year to date basis the effective tax rate was 40% for the first half of 1998 compared to 34% for the first half of 1997, resulting from the above mentioned factors.

Income from discontinued operations, net of income taxes, was $21.6 million for the second quarter of 1998 compared to $6.3 million for the same period in 1997. Revenue for Donnelley in the quarter totaled $66.3 million, an increase of $2.2 million from the second quarter of 1997. On a year to date basis, income from discontinued operations, net of income taxes, was up $29.0 million to $33.7 million in the first half of 1998 compared to 1997. This strong increase is the result of a one-time shift in revenues from the DonTech partnership. For a detailed discussion of the results of R.H. Donnelley Corporation, refer to their separate Form 10-Q to be filed with the Securities and Exchange Commission for the second quarter and six months then ended.


ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS ("SFAS")

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which revises disclosure requirements about operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that public business enterprises report financial and descriptive information about their reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior years in the initial year of application. SFAS No. 131 is expected to affect the Company's segment disclosures, but will not affect the Company's results of operations, financial position or cash flows. The Company is in the process of evaluating the disclosure requirements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes are required unless the information is not readily available. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 132 will have no impact on the Company's results of operations, financial position or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company currently hedges foreign-currency denominated transactions and will comply with the requirements of SFAS No. 133 when adopted. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15,

1999. The Company expects to adopt SFAS No. 133 beginning January 1, 2000. The effect of adopting SFAS No. 133 is not expected to be material.


LIQUIDITY AND FINANCIAL POSITION

At June 30, 1998, cash and cash equivalents totaled $247.9 million, an increase of $166.1 million from $81.8 million held at December 31, 1997.

Operating activities of continuing operations generated net cash of $257.1 million during the first half of 1998 compared to $169.7 million in 1997. This increase is consistent with the improvement in the income from continuing operations and partially due to a tax refund received in 1998. Cash provided by the operating activities of discontinued operations totaled $21.7 million during the first half of 1998 compared to $92.8 million during the first half of 1997. The absence of this source of cash will not have a material impact on future liquidity or financial position.

Net cash used in investing activities was $77.3 million for the first half of 1998 compared to $52.8 million in 1997 including net cash used in investing activities of discontinued operations of $3.1 million in the first half of 1998 and $11.7 million in 1997. In the first half of 1998 the Company invested $61.5 million for capital expenditures and additions to computer software and other intangibles compared to $52.1 million in the comparable period in 1997. This increase is largely attributable to investments being made on a new European computer system and new systems being implemented in response to the Year 2000 program.

Net cash used in financing activities was $35.0 million during the first half of 1998 compared to $205.6 million in the first half of 1997. Payments of dividends accounted for $75.5 million in 1998 and $75.3 million in 1997. Proceeds from the exercise of stock options were $18.7 million for the first half of 1998 compared to $19.0 million in 1997.

In connection with the Distribution, during June 1998, R.H. Donnelley Inc. borrowed approximately $350 million under the R.H. Donnelley Inc. Credit Facility and issued $150 million of senior subordinated notes under the R.H. Donnelley Indenture. The proceeds of this borrowing were used to repay existing indebtedness of the Old D&B of $287.1 million; the excess will be used for general corporate purposes of the Company including the payment of costs and expenses associated with the reorganization. This $500 million of debt is an obligation of Donnelley. At June 30, 1998 the Company did not have any outstanding indebtedness.

On April 1, 1997, the Company completed a $300.0 million minority interest financing. Funds raised by this financing were used to repay a portion of the outstanding short-term debt in April 1997. Also during the second quarter of 1997, the Company reentered the commercial paper market and used the proceeds to repay the additional amounts outstanding on the short-term debt facility. At June 30, 1998, the Company had $300 million of minority interest financing outstanding.

In connection with the Distribution and repayment of outstanding notes payable, the Old D&B canceled all of its interest rate swap agreements and recorded into income the previously unrecognized fair value loss at the time of termination. At the time of the cancellation, the fair value of the interest rate swaps was a loss of $12.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) had been recognized in income relating to swaps which did not qualify for settlement accounting. The previously unrecognized loss of $8.9 million was recorded during the second quarter of 1998 and included in reorganization costs.

In June 1998, the Company arranged $600 million of committed bank facilities. Each facility permits borrowings up to $300 million with one maturing in June 1999 and one maturing in June 2003. Under these facilities the Company has the ability to borrow at prevailing short-term interest rates. At June 30, 1998 the Company did not have any borrowings outstanding under these facilities.

In June 1998, the Company also received commercial paper ratings from Standard & Poors of A-1 and Duff & Phelps of D-1. The Company did not have any commercial paper outstanding at June 30, 1998.

On June 30, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $300 million of common shares from time to time over the next three years in the open market or in negotiated purchases. In addition, the board has authorized the Company to repurchase shares as needed to offset awards under the Company's incentive plans.

Year 2000

The Company relies on computer hardware, software and related technology, together with data, in the operation of its businesses. Such technology and data are used in creating and delivering the Company's products and services, as well as in the Company's internal operations, such as billing and accounting. The Company has initiated an enterprise-wide program to prepare for the year 2000. The Company has created a Year 2000 program office, reporting to the Chief Executive Officer and to the Chief Information Officer, to coordinate and oversee the Company's Year 2000 program. In addition, responsible Year 2000 executives have been appointed, and Year 2000 teams have been established at each of the Company's operating units. The Company has evaluated the technology and data used in the creation and delivery of its products and services and in its internal operations, has identified Year 2000 issues related thereto and developed and has begun to implement a plan to remediate such Year 2000 issues. The plan includes remediating the Company's Year 2000 issues that are related to its customers, suppliers and distributors, but there can be no assurances that such third parties will successfully remediate their own Year 2000 issues over which the Company has no control. The Company believes that it will substantially complete the implementation of its Year 2000 plan prior to the commencement of the year 2000, and that upon substantial completion of such implementation, and assuming that The Company's customers, suppliers and distributors successfully remediate their own Year 2000 issues over which the Company has no control, the Company will have no material business risk from such Year 2000 issues. The total cost of the Company's Year 2000 program is estimated to be $70 to $75 million. Of this amount, approximately $11 million was incurred in 1997. It is estimated that approximately $40 million, $15 million to $20 million and $4 million will be incurred in 1998, 1999 and 2000, respectively. Maintenance and modification costs are expensed as incurred, while the costs of new hardware and software purchased by the Company are capitalized.


Dividends

On July 20, 1998, the Board of Directors approved a third quarter 1998 dividend of $.185 per share, payable September 10, 1998 to shareholders of record at the close of business August 20, 1998.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     3    Articles of Incorporation and By-laws

          .1 Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998.

     4    Instruments Defining the Rights of Security Holders, Including
          Indentures

          .1 Multi-Year Revolving Credit and Competitive Advance Facility, dated as of June 9, 1998, among the Registrant (p.k.a. The New Dun & Bradstreet Corporation), the Borrowing Subsidiaries parties thereto, the Lenders parties thereto, The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company.

          .2 364-Day Revolving Credit and Competitive Advance Facility, dated as of June 9, 1998, among the Registrant (p.k.a. The New Dun & Bradstreet Corporation), the Borrowing Subsidiaries parties thereto, the Lenders parties thereto, The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty Trust Company.

          .3   Specimen Common Stock certificate (incorporated by reference to
               Exhibit 4.1 to Registrant's Registration No. 001-14037 on Form 10, filed June 18, 1998).

          .4 Rights Agreement, dated as of June 3, 1998, between the Registrant (p.k.a. The New Dun & Bradstreet Corporation) and First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 to Registrant's Registration No. 001-14037 on Form 8-A, filed June 18, 1998).

     10   Material Contracts

          .1 Distribution Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) and the Registrant (p.k.a. The New Dun & Bradstreet Corporation).

          .2 Tax Allocation Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) and the Registrant (p.k.a. The New Dun & Bradstreet Corporation).

          .3 Employee Benefits Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) and the Registrant (p.k.a. The New Dun & Bradstreet Corporation).

          .4 Intellectual Property Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) and the Registrant (p.k.a. The New Dun & Bradstreet Corporation).

          .5 Shared Transaction Services Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) and the Registrant (p.k.a. The New Dun & Bradstreet Corporation).

          .6 Data Services Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) and the Registrant (p.k.a. The New Dun & Bradstreet Corporation).

          .7 Transition Services Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) and the Registrant (p.k.a. The New Dun & Bradstreet Corporation).

          .8 Amended and Restated Transition Services Agreement dated as of June 30, 1998 among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), the Registrant (p.k.a. The New Dun & Bradstreet Corporation), Cognizant Corporation, IMS Health Incorporated, ACNielsen Corporation and Garter Group, Inc.

          .9 Undertaking of the Registrant (p.k.a. The New Dun & Bradstreet Corporation) dated June 29, 1998.

          .10 Distribution Agreement dated as of October 28, 1996, among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

          .11 Tax Allocation Agreement dated as of October 28, 1996, among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

          .12 Employee Benefits Agreement dated as of October 28, 1996, among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

          .13 Indemnity and Joint Defense Agreement dated as of October 28, 1996, among R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

          .14 Amended and Restated Agreement of Limited Partnership of D&B Investors L.P. dated April 1, 1997.

          .15 Amendment No. 1 dated July 14, 1997 to the Amended and Restated Agreement of Limited Partnership of D&B Investors L.P. dated April 1, 1997.

          .16 Agreement to Retire General Partner Interest dated October 21, 1996 by and between D&B Investors L.P. and IMS America, Ltd.

          .17 Assignment Agreements dated as of June 15, 1998 relating to rights and obligations in respect of D&P Investors L.P.

          .18 The Dun & Bradstreet Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors.

          .19 1998 Dun & Bradstreet Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards.

          .20  1998 Dun & Bradstreet Non-Employee Directors' Stock Incentive
               Plan.

          .21  The Dun & Bradstreet Corporation Cash Incentive Plan.

          .22 The Dun & Bradstreet Corporation Covered Employee Cash Incentive Plan.

          .23 1998 Dun & Bradstreet Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards.

          .24  1998 Dun & Bradstreet Key Employees' Stock Incentive Plan.

          .25  Form of Limited Stock Appreciation Rights Agreement.

          .26  Forms of Change in Control Severance Agreements.

          .27  Executive Transition Plan.

          .28  Pension Benefit Equalization Plan.

          .29  Supplemental Executive Benefit Plan.

          .30  Profit Participation Benefit Equalization Plan.

     27   Financial Data Schedule

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DUN & BRADSTREET CORPORATION


Date: August 14, 1998        By: /s/ FRANK S. SOWINSKI
                                 -------------------------------------
                                 Frank S. Sowinski
                                 Senior Vice President - Chief Financial Officer



Date: August 14, 1998        By: /s/ CHESTER J. GEVEDA
                                 -------------------------------------
                                 Chester J. Geveda, Jr.
                                 Vice President and Controller