Form 10-Q
period 1998-09-30
DUN & BRADSTREET CORP /DE/
filed 1998-10-27
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30,1998

                                       OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the transition period from to
          ------------------------------- ----------------------------

                             Commission file number
                                    001-14037


                        THE DUN & BRADSTREET CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   13-3998945
-----------------------------------        ------------------------------------
-----------------------------------        ------------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                     07974
--------------------------------------     ------------------------------------
--------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code              (908) 665-5000
                                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of Class                                  Shares Outstanding
       Common Stock,                                 at September 30, 1998
  par value $0.01 per share                               167,105,447

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                  PAGE


Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended September 30, 1998 and 1997            3
      Nine Months Ended September 30, 1998 and 1997             4

Consolidated Balance Sheets (Unaudited)
      September 30, 1998 and December 31, 1997                  5

Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1998 and 1997             6

Notes to Consolidated Financial Statements (Unaudited)         7-12

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations               13-21



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                        22

SIGNATURES                                                      23





The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)


                                                                                                   Three Months Ended
                                                                                                      September 30,
                                                                                            ----------------------------------
Amounts in millions, except per share data                                                            1998               1997

----------------------------------------------------------------------------------------    ---------------     --------------

Operating Revenues                                                                                 $ 459.6            $ 447.8
----------------------------------------------------------------------------------------    ---------------     --------------
Operating Costs                                                                                      130.2              123.7
Selling and Administrative Expenses                                                                  192.0              193.5
Depreciation and Amortization                                                                         34.3               32.8
----------------------------------------------------------------------------------------    ---------------     --------------

Operating Income                                                                                     103.1               97.8
----------------------------------------------------------------------------------------    ---------------     --------------
Interest Income                                                                                        2.4                0.3
Interest Expense                                                                                      (0.2)              (9.2)
Other Income (Expense) - Net                                                                           3.3               (6.1)
----------------------------------------------------------------------------------------    ---------------     --------------

Non-Operating Income (Expense) - Net                                                                   5.5              (15.0)
----------------------------------------------------------------------------------------    ---------------     --------------

Income from Continuing Operations before Provision for
      Income Taxes                                                                                   108.6               82.8
Provision for Income Taxes                                                                            39.9               28.2
----------------------------------------------------------------------------------------    ---------------     --------------

Income from Continuing Operations                                                                     68.7               54.6
Income from Discontinued Operations, Net of Income Taxes
      of $16.2 for 1997                                                                                  -               30.6
----------------------------------------------------------------------------------------    ---------------     --------------

Net Income                                                                                         $  68.7            $  85.2
----------------------------------------------------------------------------------------    ---------------     --------------

Basic Earnings Per Share of Common Stock:
      Continuing Operations                                                                        $  0.40            $  0.32
      Discontinued Operations                                                                            -               0.18
----------------------------------------------------------------------------------------    ---------------     --------------

Basic Earnings Per Share of Common Stock                                                           $  0.40            $  0.50
----------------------------------------------------------------------------------------    ---------------     --------------

Diluted Earnings Per Share of Common Stock:
      Continuing Operations                                                                        $  0.40            $  0.31
      Discontinued Operations                                                                            -               0.18
----------------------------------------------------------------------------------------    ---------------     --------------

Diluted Earnings Per Share of Common Stock                                                         $  0.40            $  0.49
----------------------------------------------------------------------------------------    ---------------     --------------
----------------------------------------------------------------------------------------    ---------------     --------------


Dividends Paid Per Share of Common Stock                                                           $ 0.185            $ 0.220
----------------------------------------------------------------------------------------    ---------------     --------------

----------------------------------------------------------------------------------------    ---------------     --------------

Weighted Average Number of Shares Outstanding:
      Basic                                                                                          169.6              170.5
----------------------------------------------------------------------------------------    ---------------     --------------

      Diluted                                                                                        171.3              172.6
----------------------------------------------------------------------------------------    ---------------     --------------


The accompanying notes are an integral part of the consolidated financial statements.





The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)


                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                            ----------------------------------
Amounts in millions, except per share data                                                            1998               1997

----------------------------------------------------------------------------------------    ---------------     --------------

Operating Revenues                                                                               $ 1,414.7          $ 1,325.1
----------------------------------------------------------------------------------------    ---------------     --------------
Operating Costs                                                                                      419.9              380.4
Selling and Administrative Expenses                                                                  587.2              578.1
Depreciation and Amortization                                                                        105.2              101.8
Reorganization Costs                                                                                  28.0                  -
----------------------------------------------------------------------------------------    ---------------     --------------

Operating Income                                                                                     274.4              264.8
----------------------------------------------------------------------------------------    ---------------     --------------
Interest Income                                                                                        5.1                1.2
Interest Expense                                                                                    (11.8)              (41.2)
Other Expense - Net                                                                                  (8.5)              (14.1)
----------------------------------------------------------------------------------------    ---------------     --------------

Non-Operating Expense - Net                                                                         (15.2)              (54.1)
----------------------------------------------------------------------------------------    ---------------     --------------

Income from Continuing Operations before Provision for
      Income Taxes                                                                                   259.2              210.7
Provision for Income Taxes                                                                            99.4               71.9
----------------------------------------------------------------------------------------    ---------------     --------------

Income from Continuing Operations                                                                    159.8              138.8
Income from Discontinued Operations, Net of Income Taxes
      of $22.5 and $19.0 for 1998 and 1997, respectively                                              33.7               35.3
----------------------------------------------------------------------------------------    ---------------     --------------

Income before Cumulative Effect of Accounting Changes                                                193.5              174.1
Cumulative Effect of Accounting Changes, Net of Income Tax Benefit
           of $87.8                                                                                      -             (127.0)
----------------------------------------------------------------------------------------    ---------------     --------------

Net Income                                                                                         $ 193.5            $  47.1
----------------------------------------------------------------------------------------    ---------------     --------------

Basic Earnings Per Share of Common Stock:
      Continuing Operations                                                                        $  0.93            $  0.81
      Discontinued Operations                                                                         0.20               0.21
----------------------------------------------------------------------------------------    ---------------     --------------

      Before Cumulative Effect of Accounting Changes                                                  1.13               1.02
      Cumulative Effect of Accounting Changes, Net of Income Tax Benefit                                 -              (0.74)
-----------------------------------------------------------------------------------------------------------     --------------

Basic Earnings Per Share of Common Stock                                                           $  1.13            $  0.28
----------------------------------------------------------------------------------------    ---------------     --------------

Diluted Earnings Per Share of Common Stock:
      Continuing Operations                                                                        $  0.92            $  0.80
      Discontinued Operations                                                                         0.20               0.21
----------------------------------------------------------------------------------------    ---------------     --------------

      Before Cumulative Effect of Accounting Changes                                                  1.12               1.01
      Cumulative Effect of Accounting Changes, Net of Income Tax Benefit                                 -              (0.74)
-----------------------------------------------------------------------------------------------------------     --------------

Diluted Earnings Per Share of Common Stock                                                         $  1.12            $  0.27
----------------------------------------------------------------------------------------    ---------------     --------------
----------------------------------------------------------------------------------------    ---------------     --------------


Dividends Paid Per Share of Common Stock                                                           $ 0.625            $ 0.660
----------------------------------------------------------------------------------------    ---------------     --------------

----------------------------------------------------------------------------------------    ---------------     --------------

Weighted Average Number of Shares Outstanding:
      Basic                                                                                          170.7              170.9
----------------------------------------------------------------------------------------    ---------------     --------------

      Diluted                                                                                        173.2              172.6
----------------------------------------------------------------------------------------    ---------------     --------------


The accompanying notes are an integral part of the consolidated financial statements.





The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (unaudited)

                                                                                     September 30,         December 31,
Dollar amounts in millions, except per share data                                             1998                 1997
------------------------------------------------------------------------------    -----------------   ------------------

Assets

Current Assets
Cash and Cash Equivalents                                                                $   156.4          $      81.8
Accounts Receivable---Net of Allowance of $37.7 in 1998 and $39.4 in 1997                    375.3                454.5
Other Current Assets                                                                         168.1                269.2
                                                                                  -----------------   ------------------
                    Total Current Assets                                                     699.8                805.5
------------------------------------------------------------------------------    -----------------   ------------------


Non-Current Assets
Property, Plant and Equipment                                                                298.7                317.2
Prepaid Pension Costs                                                                        212.6                190.7
Computer Software                                                                            132.8                128.0
Goodwill                                                                                     189.9                194.6
Other Non-Current Assets                                                                     135.5                153.5
                                                                                  -----------------   ------------------
                    Total Non-Current Assets                                                 969.5                984.0
------------------------------------------------------------------------------    -----------------   ------------------

Net Assets of Discontinued Operations                                                            -                296.5
                                                                                  -----------------   ------------------

Total Assets                                                                            $  1,669.3         $    2,086.0
------------------------------------------------------------------------------    -----------------   ------------------


------------------------------------------------------------------------------    -----------------   ------------------
Liabilities and Shareholders' Equity

Current Liabilities
Accrued and Other Current Liabilities                                                    $   460.0         $      472.0
Notes Payable                                                                                  1.5                451.5
Unearned Subscription Income                                                                 481.5                573.5
                                                                                  -----------------   ------------------
                    Total Current Liabilities                                                943.0              1,497.0

Postretirement and Postemployment Benefits                                                   386.2                389.0
Other Non-Current Liabilities                                                                365.1                388.3
Minority Interest                                                                            301.9                301.9

Shareholders' Equity
Preferred   Stock,   authorized---10,000,000   shares;   $0.01   par  value  per
     share---1998,   outstanding---none   $1.00  par  value  per   share---1997,
     outstanding---none
Series Common Stock, authorized---10,000,000 shares;
     $0.01 par value per share---1998, outstanding---none
Common Stock, authorized---400,000,000 shares;
     $0.01 par value per share, 171,451,136 shares issued---1998                               1.7
     $1.00 par value per share, 188,420,996 shares issued---1997                                                  188.4
Capital Surplus                                                                              250.9                 80.2
Retained Earnings                                                                          (261.9)                405.2
Treasury Stock at cost:
     4,345,689 shares for 1998                                                             (110.6)
     17,853,652 shares for 1997                                                                                 (964.0)
Cumulative Translation Adjustment                                                          (169.6)              (162.6)
Minimum Pension Liability Adjustment                                                        (37.4)               (37.4)
------------------------------------------------------------------------------    -----------------   ------------------
Total Shareholders' Equity                                                                 (326.9)              (490.2)

------------------------------------------------------------------------------    -----------------   ------------------
Total Liabilities and Shareholders' Equity                                              $  1,669.3         $    2,086.0
------------------------------------------------------------------------------    -----------------   ------------------


The accompanying notes are an integral part of the consolidated financial statements.





----------------------------------------------------------------------------------------------------------------
The Dun & Bradstreet Corporation and Subsidiaries
----------------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (unaudited)
                                                                                           Nine Months Ended
                                                                                              September 30,
Dollar amounts in millions                                                                1998             1997
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                             $ 193.5        $    47.1
Less:
      Income from Discontinued Operations                                                 33.7             35.3
----------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                                        159.8             11.8
Reconciliation of Net Income to Net Cash
  Provided By Operating Activities:
    Cumulative Effect of Accounting Change, Net of Income Tax Benefit                        -            127.0
    Depreciation and Amortization                                                        105.2            101.8
    (Gains) from Sale of Business, Net of Income Taxes                                    (5.3)               -
    Decrease in Note Receivable                                                            3.5             48.2
    Postemployment Benefit Payments                                                      (12.7)           (22.3)
    Net Decrease in Accounts Receivable                                                   67.5             28.2
    Increase in  Deferred Income Taxes                                                   (17.2)          (150.0)
    Decrease in Accrued Income Taxes                                                      (8.8)           (36.9)
    Increase in Long Term Liabilities                                                      8.4            137.7
    Increase in Other Long Term Assets                                                   (18.0)           (20.5)
    Net Decrease in Other Working Capital Items                                            2.5              8.2
    Other                                                                                 14.5                -
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities:
   Continuing Operations                                                                 299.4            233.2
   Discontinued Operations                                                                21.7            122.7
----------------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                                321.1            355.9
----------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Proceeds from Sales of Marketable Securities                                              37.5              5.8
Payments for Marketable Securities                                                       (38.3)            (7.5)
Proceeds from Sale of Business                                                            26.5                -
Capital Expenditures                                                                     (38.0)           (33.1)
Additions to Computer Software and Other Intangibles                                     (58.2)           (57.5)
Net Cash (Used In) Investing Activities of Discontinued Operations                        (3.1)           (14.5)
Other                                                                                      4.5              5.6
----------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Investing Activities                                      (69.1)          (101.2)
----------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                   (107.2)           (113.0)
Payments for Purchase of Treasury Shares                                               (141.1)            (55.6)
Net Proceeds from Exercise of Stock Options                                              22.0              31.4
(Decrease) Increase in Commercial Paper Borrowings                                     (421.6)            613.5
Increase in Minority Interest                                                               -             300.0
Decrease in Other Short-term Borrowings                                                 (28.4)         (1,070.8)
Proceeds from Debt Assumed by R.H. Donnelley                                            500.0                 -
Other                                                                                    (0.6)             (0.7)
----------------------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                                                  (176.9)           (295.2)
----------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                             (0.5)              3.3
----------------------------------------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents                                         74.6             (37.2)
Cash and Cash Equivalents , Beginning of Year                                            81.8             127.8
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Quarter                                             $ 156.4         $    90.6
----------------------------------------------------------------------------------------------------------------

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


Note 2 - Reorganization and Discontinued Operations

On June 30, 1998, The Dun & Bradstreet Corporation separated into two publicly traded companies- The "new" Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation ("Old D&B" or "Donnelley"). The separation (the "Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B"). The new entity is now known as "The Dun & Bradstreet Corporation" and the continuing entity consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name to "R.H. Donnelley Corporation." Due to the relative significance of the new entity, the transaction has been accounted for as a reverse spin-off, and as such Moody's and D&B have been classified as continuing operations and Donnelley and DonTech have been classified as discontinued operations. The Distribution was effected on June 30, 1998 and resulted in an increase to shareholders' equity of $188.5 million.

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

For financial reporting purposes the assets and liabilities of Donnelley have been separately classified on the balance sheet as "Net Assets of Discontinued Operations." A summary of these assets and liabilities at December 31, 1997 is as follows (in millions):


                                                                  December 31, 1997
          Current assets                                                     $ 92.7
          Total assets                                                       $362.3
          Current liabilities                                                $ 64.6
          Total liabilities                                                  $ 65.8
          Net assets of discontinued operations                              $296.5

The net operating results of Donnelley have been reported in the caption "Income
(Loss) from Discontinued Operations," in the consolidated statements of operations. Summarized operating results for the Discontinued Operations are as follows:



                                                          Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                          -----------------------          ----------------------------
                                                                   1997                       1998*             1997
                                                                   ----                       -----             ----
  Operating revenues                                             $103.4                      $107.8           $186.5
  Income before provision for income taxes                         46.8                        56.2             54.3
  Net income                                                       30.6                        33.7             35.3

*Includes Donnelley's results for the first six months of 1998.

Note 3 - Divestitures

In July 1998, the Company sold Financial Information Services (FIS), the financial publishing unit of Moody's. The Company received $26.5 million of cash proceeds and recorded within other income (expense)-net a pre-tax gain of $9.6 million on the transaction.

Note 4 - Capital Stock

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

On June 30, 1998, 171,291,317 shares of New D&B Common Stock were distributed to the shareholders of Old D&B. Since New D&B has been treated as the successor entity for accounting purposes, the Company's historical financial statements reflect the recapitalization of New D&B in connection with the Distribution, including the elimination of treasury shares (which shares became treasury shares of Donnelley); the adjustment of the par value of the Preferred Stock and the Common Stock to $0.01 per share; and the authorization of the Series Common Stock.

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


Note 5   - Reconciliation of Weighted Average Shares

                                                                              Three Months Ended             Nine Months Ended
                                                                                 September 30,                  September 30,
                                                                             --------------------            ------------------
(share data in thousands)                                                    1998            1997            1998          1997
                                                                             ----            ----            ----          ----
Weighted average number of shares-basic                                   169,635         170,501         170,742       170,890
Dilutive effect of shares issuable under stock options,
restricted stock and performance unit plans                                 1,640           1,951           2,285         1,539
Adjustment of shares applicable to stock options exercised
during the period and performance unit plans                                   66             197             132           169
                                                                          -------         -------         -------       -------
Weighted average number of shares-diluted                                 171,341         172,649         173,159       172,598
                                                                          =======         =======         =======       =======


As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. Options to purchase 6.7 million and less than 50,000 shares of common stock that were outstanding at September 30, 1998 and 1997, respectively were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

Upon the Distribution, employees of the Company were granted substitute options, preserving the economic value, as closely as possible, of the options that existed immediately prior to the Distribution and any awards or options held by them in respect of Donnelley were cancelled.


Note 6 - Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement for the period in which they are recognized and displayed with the same prominence as other financial statements. This statement also requires that financial statements for prior periods be reclassified. The Company's total comprehensive income for the three and nine month periods ended September 30, was as follows:


                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                             -------------------------    --------------------------
                                                                   1998         1997           1998            1997
                                                                   ----         ----           ----            ----
Net income (loss)                                                 $68.7        $85.2         $193.5           $47.1
Other comprehensive loss - foreign currency translation
adjustment                                                        (0.3)       (11.7)          (7.1)          (24.8)
                                                                  -----       ------          -----          ------
Total comprehensive income                                        $68.4        $73.5         $186.4           $22.3
                                                                  =====        =====         ======           =====


Note 7 - Notes Payable

In connection with the Distribution, during June 1998, R.H. Donnelley Inc. borrowed $350 million under the R.H. Donnelley Inc. Credit Facility and issued $150 million of senior subordinated notes under the R.H. Donnelley Indenture. This $500 million of debt remained an obligation of Old D&B and R.H. Donnelley Inc. after the Distribution. A portion of the proceeds of this borrowing were used by Old D&B to repay outstanding indebtedness at the time of the Distribution of $287.1 million.

Note 8 - Financial Instruments with Off-Balance-Sheet Risk

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

Note 9- Litigation

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

In addition to the litigation referred to above, on July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Old D&B, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc (a subsidiary of Cognizant Corporation).

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


Results of Operations

The Company's third quarter 1998 net income was $68.7 million, up 26% from 1997 third quarter income from continuing operations of $54.6 million and down 19% from 1997 third quarter net income of $85.2 million which included $30.6 million of income from discontinued operations, net of taxes. 1998 third quarter net income includes a $9.6 million pre-tax gain, ($5.3 million after-tax) ($.03 per share basic and diluted) on the sale of Financial Information Services (FIS), the publishing unit of Moody's. Earnings per share for the third quarter were $.40 per share basic and diluted compared to earnings per share from continuing operations of $.32 per share basic and $.31 per share diluted in the same period of the prior year. Excluding the gain on the sale of FIS, 1998 third quarter basic and diluted earnings per share was $.37 per share, up 16% from 1997 third quarter basic earnings per share from continuing operations and up 19% from 1997 third quarter diluted earnings per share. 1997 third quarter basic earnings per share of $.50 and diluted earnings per share of $.49 included earnings per share from discontinued operations of $.18 per share basic and diluted.

Through nine months ended September 30, 1998, the Company reported net income of $193.5 million, or $1.13 per share basic, $1.12 per share diluted. This compares with comparable period 1997 net income of $47.1 million, $.28 per share basic, $.27 per share diluted. The 1997 results include a one-time, non-cash charge for the cumulative effect of accounting changes of $127.0 million after-tax ($.74 per share basic and diluted) with respect to certain of the Company's revenue recognition methods. Income from continuing operations for the first nine months of 1998 of $159.8 million was up 15% from the comparable period of 1997 of $138.8 million. 1998 net income includes the gain on the sale of FIS of $9.6 million pre-tax ($5.3 million after-tax) and $28.0 million pre-tax ($23.2 million after-tax) of transaction-related expenses (primarily professional fees of $19.1 million and costs resulting from the termination of interest rate swaps, discussed below, of $8.9 million) incurred during the second quarter in connection with the separation of Donnelley. Excluding the transaction costs and the gain on the sale of FIS, income from continuing operations of $177.7 million increased 28% from the comparable period of 1997.

Operating revenues for the third quarter were up 3% to $459.6 million in 1998 from $447.8 million in the third quarter of 1997. Revenues for D&B of $341.1 million were up 4% from the same period of the prior year. Excluding the impact of foreign currency fluctuations, revenue growth for D&B was up 6% over the prior year. D&B U.S. posted an 8% increase in revenues over the third quarter of 1997, driven by strong growth in the receivables management business of 23% over prior year and business-to-business marketing of 17% over prior year and growth of 4% in credit products over prior year. D&B Europe's revenues were essentially flat for the quarter reflecting negative foreign exchange effects offset by revenue gains in Italy and the United Kingdom. Excluding the impact of foreign exchange, D&B Europe's third quarter revenues were up 2% from the prior year. Revenues from D&B's Asia-Pacific, Canada and Latin American operations (APCLA) were down 8% from prior year due largely to negative foreign exchange. Excluding foreign exchange impacts, revenue growth for APCLA was up 6% from the prior year. Excluding the revenues of FIS for both years, Moody's revenue was $117.2 million for the third quarter, up 4% from the prior year. Reported revenue at Moody's decreased by 2% to $118.5 million in the third quarter. Record low long-term interest rate conditions increased structured ratings and municipal bond issuance. However, turmoil in the global financial markets hit the corporate bond markets as both investment grade and high yield volumes declined significantly during the quarter.

On a year to date basis, operating revenues of $1,414.7 million were up 7% from the year earlier period. Revenues for D&B of $1,023.0 million were up 4% over prior year. Excluding the impact of foreign currency fluctuations, revenue growth for D&B was 6% over the first nine months of 1997. D&B U.S. year to date growth of 8% was driven by strong performance in the receivables management, credit and marketing businesses. D&B Europe's 3% decline was mainly due to negative foreign currency fluctuations and declines in Germany, offsetting growth in Italy, Holland and the U.K. Excluding foreign exchange, Europe's revenue growth was 3%. D&B APCLA's revenue for the first nine months of 1998 was down 5% from 1997. Excluding foreign exchange, revenues were up 6% from prior year. Excluding the results of FIS in both years, for the nine months ended September 30, 1998, Moody's revenue of $373.6 million was up 20% from the comparable period of 1997 due to gains in corporate and municipal bonds, structured ratings and commercial paper. Including FIS, Moody's revenue through the third quarter of $391.7 million was up 16% from the comparable period of the prior year.

Operating income for the third quarter of 1998 was $103.1 million, an increase of 5% from the prior year's third quarter. This growth was driven by the revenue growth noted above. On a year to date basis, operating income grew 4% and excluding the reorganization costs, operating income grew 14% in the first nine months of 1998 compared to the same period in 1997. This growth was driven by an outstanding first half at Moody's and good growth in the D&B U.S. business, partially offset by lower results in D&B's international operations.

Non-operating income-net was $5.5 million for the third quarter of 1998 compared to non-operating expense-net of $15.0 million in the third quarter of 1997. 1998 non-operating income includes the $9.6 million gain on the sale of FIS (included in other income(expense)). Excluding the gain on the sale of FIS non-operating expense-net for the third quarter of 1998 decreased $10.9 million from the prior year. This significant decrease was a result of sharply lower interest expense ($.2 million in the third quarter of 1998 compared to $9.2 million in 1997), driven by the paydown of the outstanding indebtedness in June 1998 using the proceeds from the R.H. Donnelley Inc. financing (see further discussion below). Additionally, interest income in the quarter of $2.4 million was $2.1 million higher than the third quarter of 1997 reflecting the Company's strong cash position. On a year-to-date basis, non-operating expense-net was down $38.9 million to $15.2 million from the first nine months of 1997. This significant decrease was a result of the $9.6 million gain on FIS, sharply lower interest expense ($11.8 million for the first nine months of 1998 compared to $41.2 million in 1997) driven by sharply lower debt and strong cash flow versus prior year (generating interest income of $5.1 million in the first nine months of 1998 versus $1.2 million in 1997).

The Company's effective tax rate for the third quarter of 1998 was 37% compared to 34% in the third quarter of 1997. This increase resulted from an increase in the estimated underlying effective tax rate to 36% and a higher effective tax rate on the FIS gain. On a year to date basis the effective tax rate was 38% for the first nine months of 1998 compared to 34% for the first half of 1997, resulting from the non-deductibility of certain transaction costs and an increase in the estimated underlying effective tax rate to 36%.

On a year to date basis, income from discontinued operations, net of income taxes, was $33.7 million in the first nine months of 1998 (which includes six months of Donnelley's 1998 operations) compared to $35.3 in the first nine months of 1997. For a detailed discussion of the results of Donnelley, refer to their separate Form 10-Q to be filed with the Securities and Exchange Commission for the third quarter and nine months then ended.


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


Liquidity and Financial Position

At September 30, 1998, cash and cash equivalents totaled $156.4 million, an increase of $74.6 million from $81.8 million held at December 31, 1997.

Operating  activities  of  continuing  operations  generated  net cash of $299.4 million  during the nine months  ended  September  30,  1998  compared to $233.2 million for the same period in 1997. This increase is consistent with the improvement in the income from continuing operations and partially due to a tax refund received in 1998. Cash provided by the operating activities of discontinued operations totaled $21.7 million during the nine months ended September 30, 1998 (which included six months of Donnelley's operations in 1998) compared to $122.7 million during the nine months ended September 30, 1997. The absence of this source of cash will not have a material impact on future liquidity or financial position.

Net cash used in investing activities was $69.1 million for the nine months ended September 30, 1998 compared to $101.2 million for the same period in 1997 including net cash used in investing activities of discontinued operations of $3.1 million in the nine months ended September 30, 1998 and $14.5 million in 1997. Offsetting cash used in investing activities in 1998 was $26.5 million in proceeds received on the sale of FIS during July 1998. In the nine months ended September 30, 1998 the Company invested $96.2 million for capital expenditures and additions to computer software and other intangibles compared to $90.6 million in the comparable period in 1997. This increase is largely attributable to investments being made on a new European computer system.

Net cash used in financing activities was $176.9 million during the nine months ended September 30, 1998 compared to $295.2 million in the comparable period in 1997. Payments of dividends accounted for $107.2 million in 1998 and $113.0 million in 1997. Proceeds from the exercise of stock options were $22.0 million for the nine months ended September 30, 1998 compared to $31.4 million in 1997.

In connection  with the  Distribution,  during June 1998,  R.H.  Donnelley  Inc.
borrowed approximately $350 million under the R.H. Donnelley Inc. Credit Facility and issued $150 million of senior subordinated notes under the R.H. Donnelley Indenture. The proceeds of this borrowing were used to repay existing indebtedness (commercial paper and other short-term borrowings) of the Old D&B of $287.1 million at the time of the Distribution. Prior to the Distribution, during 1998 the Company had reduced borrowings by $162.9 million. The $500 million of debt is an obligation of Donnelley. At September 30, 1998 the Company did not have any outstanding indebtedness.

On April 1, 1997, the Company completed a $300 million minority interest financing. Funds raised by this financing were used to repay a portion of the outstanding short-term debt in April 1997. Also during the second quarter of 1997, the Company reentered the commercial paper market and used the proceeds to repay the additional amounts outstanding on the short-term debt facility. At September 30, 1998, the Company had $300 million of minority interest financing outstanding.

In connection with the Distribution and repayment of outstanding notes payable, Old D&B canceled all of its interest rate swap agreements and recorded into income the previously unrecognized fair value loss at the time of termination. At the time of the cancellation, the fair value of the interest rate swaps was a loss of $12.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) had been recognized in income relating to swaps which did not qualify for settlement accounting. The previously unrecognized loss of $8.9 million was recorded during the second quarter of 1998 and included in reorganization costs.

In June 1998, the Company arranged $600 million of committed bank facilities. Each facility permits borrowings up to $300 million with one maturing in June 1999 and one maturing in June 2003. Under these facilities the Company has the ability to borrow at prevailing short-term interest rates. At September 30, 1998 the Company did not have any borrowings outstanding under these facilities.

On June 30, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $300 million of common shares from time to time over the next three years in the open market or in negotiated purchases. In addition, the board authorized the Company to repurchase shares as needed to offset awards under the Company's incentive plans. The Company announced on September 29, 1998 that it expects to repurchase at least $150 million of its stock by year-end, accelerating the previously announced plan. As of September 30, 1998, the Company purchased 3.5 million shares under the repurchase program for a total of $90.2 million. In addition, through the end of the third quarter, the Company had purchased shares to offset awards made under incentive plans for approximately $50.9 million ($27.9 million prior to the Distribution).


YEAR 2000


General
The Company relies on computer hardware, software and related information technology ("IT Systems"). IT Systems are used in the creation and delivery of the Company's products and services, and are also used in the Company's internal operations, such as billing and accounting. IT Systems include systems which use information provided by third-party data suppliers to update the Company's databases. The Company also relies on other systems, such as elevators, and on utilities, such as telecommunications and power, to operate ("Non-IT Systems").

The Company has recognized the potential impact of the Year 2000 on its business since 1996, when it began actively addressing the information technology related components of the Year 2000 issue in its European and U.S. operations. In 1997, the Company created a Corporate Year 2000 Program Office to manage overall risks and to facilitate activities across the Company. The Corporate Year 2000 Program Office reports directly to the Company's Year 2000 Executive Committee (comprised of the Company's Chief Executive Officer, Chief Financial Officer, Chief Information Officer and Chief Legal Counsel) which sets overall priorities and monitors progress. Since 1997, each operating unit has had business and technology executives and project teams in place to plan and carry out all Year 2000 efforts within their unit. The Company has used the services of outside consultants and subject area specialists working with the Corporate Year 2000 Program Office to assess the progress of its Year 2000 program.

The most important areas of focus of the Company's Year 2000 program are the Company's products and services (including its databases, software that manipulates these databases and software provided to customers); billing, ordering and tracking systems; technical infrastructure (such as LANs, mail systems and websites); desktop computers; suppliers; business operation support systems (such as payroll) and facilities and equipment.

State of Readiness
The Company has focused its efforts on becoming "Year 2000 Ready." The Company defines this term to mean that a process will continue to run in the same manner when dealing with dates on or after January 1, 2000, as it did before January 1, 2000.

With respect to IT Systems, the Company's Year 2000 program includes the following phases: Inventory, Assessment, Remediation, Year 2000 Ready Testing, Implementation/Internal Certification and Transaction-Based Testing.

Year 2000 Ready Testing involves two major tests. A `system test' checks the system's functions in a Year 2000 test environment that uses simulated or forward-dated system clocks and a variety of other simulated forward-dated data or systems interfaces as required. A `production integration' test confirms that the system will continue to perform its current-date processes when put into production. Transaction-Based Testing further tests the Company's most critical workflows at regional and global levels.

Early in its Year 2000 program, the Company categorized its IT Systems in terms of criticality to allow the work to be phased consistent with its importance to the Company. Criticality 1 systems are defined as those systems that are most critical to the Company's business and revenue. Criticality 2 systems are defined as those systems that are very important to the Company and would have a severe impact on business and revenue if not made Year 2000 Ready. Criticality 3 systems are not essential but would have some impact on business and revenue if not made Year 2000 Ready. Criticality 4 systems have little or no impact on business and revenue and are scheduled to be decommissioned prior to the Year 2000.

As of September 30, 1998, the Company has completed more than 50 % of the steps required to achieve Year 2000 Readiness of the Company's approximately 2,000 Criticality 1 and Criticality 2 IT Systems. The Company's current target is for substantially all Criticality 1 and Criticality 2 IT Systems to be Year 2000 Ready by June 30, 1999.

Transaction-Based Testing of the Company's most critical workflows, work on Criticality 3 IT Systems and decommissioning of Criticality 4 IT Systems have begun and will continue through 1999.

The Corporate Year 2000 Program Office and operating unit Year 2000 teams are addressing Year 2000 Readiness issues regarding the Company's Non-IT Systems.

As part of its Year 2000 program, the Company has categorized its suppliers in terms of criticality. Criticality 1 suppliers are those suppliers whose products and services are most critical to the Company. Criticality 2 suppliers are those suppliers whose products and services are very important to the Company but for whom workarounds can be established and operable by June 30, 1999 if the products and services that the Company obtains from such suppliers are not Year 2000 Ready. Criticality 3 suppliers are those suppliers who could be replaced easily and reasonably cheaply. The Company has begun its assessment of its Criticality 1 and Criticality 2 suppliers and its current target is to substantially complete such assessment by March 31, 1999. Such assessment involves the identification of those suppliers who will be sufficiently Year
2000  Ready;  identification  of  those  who  will  not be  sufficiently  ready, requiring the Company to switch to an alternate supplier or product; identification of those suppliers who have some issues but with whom it is most prudent for the Company to continue its relationship and identification of those suppliers for whom testing will be necessary. In instances where such testing is not possible (for example, it may not be possible for the Company to test the operational ability of its telecommunications, electricity or gas service suppliers in a Year 2000 environment) and alternate sources of supply are not feasible, the Company may have to rely on the assurances of the supplier.

Costs
External and internal costs associated with modifying software for Year 2000 Readiness are expensed as incurred and are funded through operating cash flow. It is currently estimated that the aggregate cost of the Company's Year 2000 program will be approximately $70 to $75 million. Through September 30, 1998, the Company has incurred approximately $40 million ($11 million in 1997) and expects to incur approximately $13 million in the fourth quarter of 1998, $13 to $18 million in 1999 and $4 million in 2000. These estimates do not include the costs of software and systems that are being replaced or upgraded in the normal course of business.

Risks and Contingency Plans
The Company believes that it will substantially complete the implementation of its Year 2000 program prior to the commencement of the Year 2000. If the Company does not complete its Year 2000 program prior to the commencement of the Year 2000, if it fails to identify and remediate all critical Year 2000 problems or if major suppliers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially affected. The Company is currently assessing its most reasonably likely worst case Year 2000 scenario and the possible effects thereof.

The Company has established a contingency planning group that is beginning to assess the types and nature of contingency plans that will be required to maintain the Company's operational capacity after January 1, 2000. Full-scale contingency planning efforts are expected to begin by March 31, 1999 and will include all of the Company's most important areas of focus, including the
Company's products and services (including its databases, software that manipulates these databases and software provided to customers); billing, ordering and tracking systems; suppliers; business operation support systems (such as payroll) and facilities and equipment.


New European Currency


A new European currency (euro) is planned for introduction in January 1999 to replace the separate currency of several individual countries. The Company intends to phase in the transition to the euro over the next three years. The Company has established a task force to address issues related to the euro. The Company believes that the euro conversion may have a material impact on its operations and financial condition if it fails to successfully address such issues. The task force has prepared a project plan and is proceeding with the implementation of that plan. The Company's project plan includes the following: ensuring that the Company's information technology systems that process data for inclusion in the Company's products and services can appropriately handle amounts denominated in euros contained in data provided to the Company by third-party data suppliers; the modification of the Company's products and services to deal with euro-related issues; and the modification of the Company's internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. The Company does not currently know if the cost of such modifications will have a material effect on the Company's results of operations or financial condition. There is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the euro may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.


Dividends

On October 21, 1998, the Board of Directors approved a third quarter 1998 dividend of $.185 per share, payable December 10, 1998 to shareholders of record at the close of business November 20, 1998.


Forward-Looking Statements

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "target" and "goal," among others. These forward-looking statements are based on the Company's reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include (1) complexity and uncertainty regarding the development of new high technology products; (2) loss of market share through competition; (3)
introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the business information and risk management industries and markets; (6) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (7) the Company's inability to complete the implementation of its Year 2000 and Euro plans on a timely basis;
(8) the loss of key employees to investment or commercial  banks,  or elsewhere;
(9) fluctuations in foreign currency exchange rates; and (10) changes in the interest-rate environment.

The risks and uncertainties that may affect the Company's assessment of Year 2000 issues and new European currency issues include (1) the complexity involved in ascertaining all situations in which Year 2000 or new European currency issues may arise; (2) the ability of the Company to obtain the services of sufficient personnel to implement the programs; (3) possible increases in the cost of personnel required to implement the programs; (4) absence of delays in scheduled deliveries of new hardware and software from third party suppliers;
(5) reliability of responses from suppliers and others to whom inquires are being made; (6) ability of the Company to meet the scheduled dates for completion of the programs; and (7) absence of unforeseen events which could delay timely implementation of the programs.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        27       Financial Data Schedule




(b)     Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE DUN & BRADSTREET CORPORATION


Date: October 27,1998       By:  FRANK S. SOWINSKI
                                 -----------------------------------------------
                                 Frank S. Sowinski
                                 Senior Vice President - Chief Financial Officer



Date: October 27,1998       By:     CHESTER J. GEVEDA
                                    --------------------------------------------
                                    Chester J. Geveda, Jr.
                                    Vice President and Controller