Form 10-K
period 1998-12-31
DUN & BRADSTREET CORP /DE/
filed 1999-02-16
CIK 1059556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
(MARK ONE)                         FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM      TO      .
                         COMMISSION FILE NUMBER 1-14037

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 665-5000.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH REGISTERED
-------------------                                        ---------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE.................    NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS........................    NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 15, 1999, 165,195,356 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the Composite Tape on such date) was approximately $5,017.6 million.

     *Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of federal securities laws.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III
--------
Item 10  Directors and Executive       Section entitled "Proposal No. 1 -- Election of
         Officers of the   Registrant  Directors" of the Company's proxy statement which will be filed no later than 120 days after
                                       December 31, 1998
Item 11  Executive Compensation        Section entitled "Compensation of Executive
                                       Officers and Directors" of the Company's proxy
                                       statement which will be filed no later than 120
                                       days after December 31, 1998
Item 12  Security Ownership of         Section entitled "Security Ownership of
           Certain Beneficial          Management and Others" of the Company's proxy
           Owners and   Management     statement which will be filed no later than 120
                                       days after December 31, 1998
Item 13  Certain Relationships and     Section entitled "Security Ownership of
           Related Transactions        Management and Others" of the Company's proxy
                                       statement which will be filed no later than 120
                                       days after December 31, 1998

                            ------------------------

The Index to Exhibits is located on Pages 78-81 of this Form 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(a)(1) On June 30, 1998 (the "1998 Distribution Date"), The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies -- The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "1998 Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's Investors Service ("Moody's") and the Dun & Bradstreet operating company (the "D&B operating company"). New D&B changed its name to "The Dun & Bradstreet Corporation," and the continuing entity (i.e., Old D&B), consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name to "R.H. Donnelley Corporation" ("Donnelley"). The tax-free stock dividend was issued on the 1998 Distribution Date to shareholders of record at the close of business on June 17, 1998. Due to the relative significance of Moody's and the D&B operating company, the transaction has been accounted for as a reverse spin-off and, as such, Moody's and the D&B operating company have been classified as continuing operations and R.H. Donnelley Inc. and DonTech have been classified as discontinued operations.

For purposes of effecting the 1998 Distribution and of governing certain of the continuing relationships between the Company and Donnelley after the transaction, the two companies have entered into various agreements, including a Distribution Agreement (the "1998 Distribution Agreement"), a Tax Allocation Agreement (the "1998 Tax Allocation Agreement") and an Employee Benefits Agreement (the "1998 Employee Benefits Agreement"). The following descriptions summarize the material terms of such agreements, but are qualified by reference to the texts of such agreements, which are incorporated herein by reference.

                          1998 DISTRIBUTION AGREEMENT

The 1998 Distribution Agreement provided for, among other things, certain corporate transactions required to effect the 1998 Distribution and other arrangements between Old D&B (i.e., Donnelley) and the Company subsequent to the 1998 Distribution.

In particular, the 1998 Distribution Agreement defines the assets and liabilities which were allocated to and assumed by the Company and those which remained with Donnelley. The 1998 Distribution Agreement also defines what constitutes the "New D&B Business" and what constitutes the "R.H. Donnelley Business".

Pursuant to the 1998 Distribution Agreement, Old D&B transferred or caused to be transferred to the Company all its right, title and interest in the assets comprising the New D&B Business and other assets not specifically included in the R.H. Donnelley Business; and the Company transferred or caused to be transferred to Donnelley all its right, title and interest in the assets comprising the R.H. Donnelley Business. All assets were transferred without any representation or warranty, "as is-where is", and the relevant transferee bears the risk that any necessary consent to transfer was not obtained. Each party also agreed to exercise its respective commercially reasonable efforts promptly to obtain any necessary consents and approvals and to take such actions as may be reasonably necessary or desirable to carry out the purposes of the 1998 Distribution Agreement and the other agreements summarized below.

In general, pursuant to the terms of the 1998 Distribution Agreement, all assets of Old D&B prior to the 1998 Distribution Date, other than those relating to the R.H. Donnelley Business, became assets of the Company. The 1998 Distribution Agreement also provides for assumptions of liabilities and cross indemnities designed generally to allocate to the Company, effective as of the 1998 Distribution Date, financial responsibility for all liabilities of Old D&B, other than those specified to be transferred to Donnelley on or prior to the 1998 Distribution Date or to remain with Donnelley subsequent to the 1998 Distribution Date (which liabilities primarily relate to the R.H. Donnelley Business or the indebtedness incurred in connection with the 1998 Distribution). The 1998 Distribution Agreement provides for the allocation generally to the Company of the financial responsibility for the liabilities arising out of or in connection with former businesses, other than those formerly conducted by Donnelley prior to the 1998 Distribution.

The 1998 Distribution Agreement provides that the Company will comply with and otherwise not take action inconsistent with each representation and statement made to the Internal Revenue Service in connection with Old D&B's request for a ruling letter as to certain tax aspects of the 1998 Distribution. The Company agrees to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, to continue to own stock of certain operating subsidiaries constituting control (within the meaning of Section 368(c) of the Internal Revenue Code) of such operating subsidiaries and to maintain at least 90% of the fair market value of its assets in the form of stock and securities of certain operating subsidiaries, in each case until the second anniversary of the 1998 Distribution Date. The Company does not expect this limitation to inhibit its financing or other activities or its ability to respond to unanticipated developments. As a result of the representations in the request for a ruling letter and the covenants in the 1998 Distribution Agreement, the acquisition of control of the Company prior to the second anniversary may be more difficult or less likely to occur because of the potential substantial liabilities associated with a breach of such representations or covenants. The 1998 Distribution Agreement requires a party that takes or fails to take any action which contributes to a determination that the 1998 Distribution is not tax-free to Old D&B (i.e., Donnelley), the Company or their stockholders to indemnify the other party and its stockholders from any taxes arising therefrom.

                         1998 TAX ALLOCATION AGREEMENT

Under the 1998 Tax Allocation Agreement, the Company is generally liable for all income taxes of Old D&B (i.e., Donnelley) and its subsidiaries attributable to periods prior to the 1998 Distribution, provided that in the case of any separate company state or local income taxes, Donnelley and its subsidiaries and the Company and its subsidiaries are liable for their own liabilities arising from any audit adjustment. For income taxes attributable to periods beginning after the 1998 Distribution, the Company is liable for taxes relating to the Company and its subsidiaries; and Donnelley is liable for taxes relating to Donnelley and its subsidiaries. For all other taxes, the Company and its subsidiaries and Donnelley and its subsidiaries are responsible for their own liabilities for all periods.

                        1998 EMPLOYEE BENEFITS AGREEMENT

The 1998 Employee Benefits Agreement allocates responsibility for certain employee benefits matters on and after the 1998 Distribution Date.

Under the 1998 Employee Benefits Agreement, Donnelley adopted a new defined benefit pension plan and a new defined contribution savings plan for its employees; and the Company assumed and became the sponsor of the Old D&B defined benefit pension plan and the Old D&B defined contribution savings plan for the benefit of its employees and in general former employees who terminated employment on or prior to the 1998 Distribution Date ("Former Old D&B Employees"). Assets and liabilities of the Old D&B pension plan and account balances under the Old D&B savings plan that were attributable to Donnelley employees were transferred to the applicable new Donnelley plan.

Generally, the Company assumed and became the sponsor of Old D&B's nonqualified supplemental pension plans for the benefit of persons who, prior to the 1998 Distribution Date, were participants thereunder; provided, however, that with respect to Donnelley employees, the Company generally retained only those liabilities that were vested prior to the 1998 Distribution Date. Donnelley is required to guarantee payment of the benefits under these plans to its employees in the event that the Company is unable to satisfy its obligations.

The 1998 Employee Benefits Agreement required Donnelley to adjust outstanding equity-based grants (i.e., Old D&B stock options, restricted stock and performance share opportunities) held by Donnelley employees as of the 1998 Distribution Date in a manner intended to preserve, as closely as possible, the economic value of the pre-spin-off grants. Similarly, outstanding equity-based grants held by Company employees as of the 1998 Distribution Date were canceled and then converted into Company Common Stock-based grants in a manner intended to preserve, as closely as possible, the economic value of the pre-spin-off grants. Former Old D&B Employees holding Old D&B stock options were given the choice of receiving either adjusted Donnelley stock options or replacement Company stock options.

Except as otherwise provided in the 1998 Employee Benefits Agreement, as of the 1998 Distribution Date, Donnelley employees generally ceased participation in Old D&B's employee benefits plans, and Donnelley and the Company will each generally recognize, among other things, its respective employees' past service with Old D&B under its employee benefits plans.

                          1996 DISTRIBUTION AGREEMENTS

On November 1, 1996 (the "1996 Distribution Date"), the company then known as The Dun & Bradstreet Corporation ("Historical D&B") reorganized into three publicly traded independent companies by spinning off, through a tax-free dividend, two of its businesses to shareholders (the "1996 Distribution"). The 1996 Distribution resulted in the following three companies: (1) Old D&B, (2) ACNielsen Corporation ("ACNielsen") and (3) Cognizant Corporation ("Cognizant"). For purposes of effecting the transaction and of governing certain of the continuing relationships among Old D&B, Cognizant and ACNielsen after the 1996 Distribution, the three companies entered into various agreements, including a Distribution Agreement (the "1996 Distribution Agreement"), a Tax Allocation Agreement (the "1996 Tax Allocation Agreement"), an Employee Benefits Agreement (the "1996 Employee Benefits Agreement") and an Indemnity and Joint Defense Agreement (the "1996 Indemnity and Joint Defense Agreement"). The following descriptions summarize some of the material terms of such agreements, but are qualified by reference to the texts of such agreements, which are incorporated herein by reference.

The 1996 Distribution Agreement provided for, among other things, assumptions of liabilities and cross indemnities designed generally to allocate to Old D&B, effective as of the 1996 Distribution Date, financial responsibility for all liabilities of Historical D&B, except for certain liabilities arising out of or in connection with the businesses that became part of Cognizant or ACNielsen as a result of the 1996 Distribution. Similarly, the 1996 Distribution Agreement provided for the allocation generally to Old D&B of the financial responsibility for the liabilities arising out of or in connection with then-former businesses, including those formerly conducted by or associated with Cognizant or ACNielsen; provided that liabilities related to certain prior business transactions were allocated to Cognizant if such liabilities exceed certain specified amounts. See
Note 13 (Contingencies) in Part II, Item 8 on Pages 63-65 of this Form 10-K.

Except as otherwise provided in the 1996 Distribution Agreement (as described above), the 1996 Tax Allocation Agreement provided, among other things, that Old D&B must pay Historical D&B's entire consolidated tax liability for the tax years that Cognizant and ACNielsen were included in Historical D&B's consolidated Federal income tax return. For periods prior to the 1996 Distribution Date, Old D&B is generally liable for state and local taxes measured by income or imposed in lieu of income taxes. The 1996 Tax Allocation Agreement allocated liability to Old D&B, Cognizant and ACNielsen for their respective shares of other state and local taxes as well as any foreign taxes attributable to periods prior to the 1996 Distribution Date.

The 1996 Employee Benefits Agreement provided, among other things, that Old D&B retains responsibility for (i) benefits owed to former employees who terminated employment with Historical D&B on or prior to the 1996 Distribution Date under Historical D&B's defined benefit pension plan, defined contribution savings plan and welfare plans, (ii) all benefits under Historical D&B's nonqualified supplemental pension plans that were vested prior to the 1996 Distribution Date,
(iii) unexercised Historical D&B stock options held by Old D&B employees and Historical D&B retirees and disabled employees as of the 1996 Distribution Date, which options were adjusted to reflect the 1996 Distribution, and (iv) all employee benefits litigation liabilities that were asserted prior to the 1996 Distribution Date (but not such liabilities that relate to the retirement and savings plan assets of Cognizant or ACNielsen employees that were transferred to Cognizant and ACNielsen, respectively).

Pursuant to the 1996 Indemnity and Joint Defense Agreement, Old D&B, Cognizant and ACNielsen agreed (i) to certain arrangements allocating potential liabilities arising out of the legal action filed by Information Resources, Inc. on July 29, 1996 and (ii) to conduct a joint defense of such action. See Note 13 (Contingencies) in Part II, Item 8 on Pages 63-65 of this Form 10-K.

Pursuant to the terms of the 1996 Distribution Agreement, as a condition to the 1998 Distribution, the Company undertook to be jointly and severally liable with Old D&B (i.e., Donnelley) to Cognizant and ACNielsen for any liabilities arising under the 1996 Distribution Agreement and related agreements. Pursuant to the 1998 Distribution Agreement, as between Donnelley and the Company, all liabilities and rights of Old D&B under the 1996 Distribution Agreement and related agreements became liabilities and rights of the Company, and the Company must indemnify Donnelley against any such liabilities.

On June 30, 1998, Cognizant completed a spin-off of its IMS Health Incorporated subsidiary, after which Cognizant's name was changed to "Nielsen Media Research, Inc." Pursuant to the terms of the 1996 Distribution Agreement, as a condition to the Cognizant spin-off, IMS Health Incorporated undertook to be jointly and severally liable with Cognizant (i.e., Nielsen Media Research, Inc.) to Old D&B (i.e., Donnelley) and ACNielsen for any liabilities arising under the 1996 Distribution Agreement and related agreements. As between Donnelley and the Company, Donnelley's rights under this IMS Health Incorporated undertaking were assigned to the Company pursuant to the provision of the 1998 Distribution Agreement described in the immediately preceding paragraph.

(a)(2) Not applicable.

(b) Operating segment data for the years ended December 31, 1998, 1997 and 1996 is included in Note 15 (Segment Information) in Part II, Item 8 on Pages 67-70 of this Form 10-K.

(c) The Dun & Bradstreet Corporation (i.e., "New D&B") is a non-operating holding company whose revenue is derived primarily from dividends received from its subsidiaries. As of December 31, 1998, the number of full-time equivalent employees of the Company was approximately 12,500.

The Company consists of the D&B operating company and Moody's. A narrative description of the Company's operations follows.

                     THE DUN & BRADSTREET OPERATING COMPANY

GENERAL

The D&B operating company is the world's largest provider of business-to-business credit, marketing and purchasing information and commercial receivables management services. It has been in business for over 150 years and in 1998 had $1.42 billion in revenue. The D&B operating company operates offices in 36 countries, conducts operations in four other countries through minority interests in joint venture companies, and operates through independent correspondents in over 150 additional countries.

At the core of the D&B operating company's products and services is its global database, the largest and most comprehensive of its kind in the world, containing information on more than 50 million public and private businesses from more than 200 countries. In addition, the D&B operating company's D-U-N-S(R) Numbering System (a numerical system used to identify companies and company affiliations) is an internationally recognized common company identifier that is recommended or endorsed by the U.S. Government, the European Commission, the International Standards Organization, the United Nations Edifact Council and other global standard-setting organizations. The D&B operating company uses its global database, the D-U-N-S(R) Number's hierarchical information and its expertise in organizing and rationalizing data to help customers determine creditworthiness, predict market demand and pinpoint prospective clients, and increase purchasing efficiency. The D&B operating company's goal is to help customers grow profitably by ensuring that their business strategies, decisions and actions are based on a consistent flow of quality information throughout their supply and demand chains.

The D&B operating company's 1998 revenue was derived from CREDIT INFORMATION SERVICES (69.4%), MARKETING INFORMATION SERVICES (19.9%), PURCHASING INFORMATION SERVICES (1.6%), and RECEIVABLES MANAGEMENT SERVICES (9.1%). Within these categories, a further differentiation may be made between the D&B operating company's traditional products and services ("Traditional Products") and its value-added products and services ("Value-Added Products"). In general, Traditional Products consist of standard-format reports (typically credit reports, marketing lists and labels) containing information from the D&B operating company's global database, whereas Value-Added Products integrate customer and D&B data and provide decision-support tools and services through the use of proprietary software solutions. Value-Added Products provide easy, open access to the D&B operating company's database and are scalable for use on individual desktops, in networks and on computer hosts. They are designed to improve customers' decision making, speed-of-action and productivity, and to help customers realize greater value from their information and technology investments. Value-Added Products account for an increasingly significant portion of the D&B operating company's revenues, having grown since their introduction in 1994 to about $200 million in 1998. Through alliances being developed with major enterprise application software providers, the D&B operating company is expanding on the strategy behind its Value-Added Products. In 1998, the D&B operating company began to offer a new level of services by which it cleanses, consolidates and migrates legacy client and vendor data to a customer's new enterprise resource planning
(ERP) system and links this data with the D-U-N-S(R) number ("Data Rationalization Services"). The D&B operating company then offers real-time, online access to its global database through the customer's ERP system. Management intends to improve customers' processes by electronically integrating information from the D&B operating company's global database into enterprise resource planning (ERP), enterprise relationship management (ERM) and other decision-support systems, and believes that this represents a significant opportunity for the D&B operating company. Management expects that the opportunity to provide these services will grow rapidly along with the expansion of the ERP/ERM market itself, which has grown at an average annual rate of approximately 40% since 1995.

Customers use the D&B operating company's CREDIT INFORMATION SERVICES to extend commercial credit, approve loans and leases, underwrite insurance, evaluate clients, and make other financial and risk assessment decisions. The D&B operating company's largest customers for this information are major manufacturers and wholesalers, insurance companies, banks, and other credit and financial institutions. Its core credit information is available through a variety of Traditional Products, including the Business Information Report, which contains commercial credit information that may include basic background information, financial and public records data, and information on financial strength and payment history. Customers can access this information through the D&B operating company's web site, personal computer, mail, telephone, fax and customized connections with the customers' computer systems. Credit Information Services are also distributed by a number of other firms, including leading vendors of online information services and the web sites of certain third parties.

Credit Information Services also include Value-Added Products such as Predictive Scoring Services and Decision Support Services. Predictive Scoring Services use statistical models to help customers predict the likelihood of delinquent payment, failure to pay within terms, discontinuation of operations or the filing of a bankruptcy petition. Decision Support Services include desktop decision-support systems, such as Risk Assessment Manager(TM) (DecisionMaker(TM) outside the U.S.), which use customers' rules to automate credit decisions using internal and external information, including information from the D&B operating company's global database.

Traditionally, Credit Information Services were offered pursuant to an annual contract requiring a minimum volume commitment. In January 1998, the D&B operating company began to offer customers a choice of how to purchase these services. Customers can now continue to commit to an annual contract or opt for a flexible, monthly, pay-as-you-go plan, with no minimum usage requirement. The Company believes that these changes, along with concurrent changes in sales force compensation and service practices, generated increased revenue growth rates for the D&B operating company in 1998 by attracting and retaining a broader range of customers and providing a strong incentive for the D&B operating company's sales force to familiarize customers with the full line of the D&B operating company's solutions.

The D&B operating company's MARKETING INFORMATION SERVICES provide business-to-business marketing information and analysis designed to help customers conduct market segmentation, client profiling, prospect selection and marketing list development using information from the D&B operating company's global database. Marketing Information Services' Traditional Products are delivered in print, on diskette, magnetic tape and CD-ROM, through online information services and other third parties, and via the D&B operating company's web site and the web sites of certain third parties. Marketing Information Services also include Value-Added Products such as Market Spectrum(TM), a suite of database marketing products and services that enhance internal customer data with external information and analysis that can help target the most profitable clients and prospects; analyze market penetration, territory alignment and market segmentation; and perform demand estimation.

The D&B operating company's PURCHASING INFORMATION SERVICES help give customers a better understanding of their supplier base, thereby enabling them to rationalize their supplier rosters, leverage buying power, minimize supply-related risks and identify and evaluate new sources of supply. In addition to reports containing information from the D&B operating company's global database delivered in a variety of ways, products in this area include such Value-Added Products as Supplier Spend Analysis and Supplier Assessment Manager(TM). Supplier Spend Analysis is a process by which the D&B operating company integrates customers' supplier data with information from the D&B operating company's global database and from third parties and then applies analytical and benchmarking techniques designed to identify opportunities for reducing purchasing costs and risks. Supplier Assessment Manager(TM) uses decision-support software to automate the scoring and monitoring of supplier performance, capabilities and risks using internal and external information.

The D&B operating company's RECEIVABLES MANAGEMENT SERVICES ("RMS") provide customers with a full range of commercial accounts receivable management services, including Traditional Products, such as third-party collection of accounts and letter demand services, and Value-Added Products, such as receivables management outsourcing programs. These services substitute for and/or enhance customers' own internal management of accounts receivable.

RMS services and collects delinquent commercial receivables on behalf of approximately 30,000 customers primarily in the business-to-business market. Principal markets include insurance, telecommunications, and transportation services. RMS also provides cross-border commercial receivables services in which the RMS worldwide offices service cross-border claims for one another.

In third-party collections, RMS uses the Dun & Bradstreet name to communicate with commercial debtors about delinquent accounts. Revenues are generally earned on a contingent fee basis. Receivables outsourcing programs are selected by customers seeking to outsource their commercial accounts receivable function to a third-party vendor. Services include debt verification and collection, customer service functions and analytical reporting.

In the U.S., RMS has sold franchises to third parties, which are given permission to sell debt collection services under the Dun & Bradstreet and RMS names. These franchises cover portions of 21 states. RMS uses franchises to complement its field sales and telesales forces. These franchises are located in less concentrated markets where local presence is preferred. RMS continues to be responsible for all product fulfillment. Customer ownership remains with RMS, with franchisees retaining exclusive access in their markets.

Certain jurisdictions require licensing for consumer and commercial debt collection. RMS, and in some instances the individual collectors, must be licensed in order to conduct business in these jurisdictions. The laws under which such licenses are granted generally require annual license renewal and provide for denial, suspension or revocation for improper actions or other reasons.

GEOGRAPHIC BUSINESS SEGMENTS; COMPETITION

The D&B operating company manages its business globally through three geographic segments: United States; Europe/Africa/Middle East; and Asia Pacific, Canada and Latin America. None of the D&B operating company's business segments is dependent on a single customer, or a few customers, such that a loss of any one or more would have a material adverse effect on that business segment.

DUN & BRADSTREET UNITED STATES

The D&B operating company's United States segment ("D&B U.S.") had 1998 revenue of $902.5 million, comprised of Credit Information Services (68.2%), Marketing Information Services (22.0%), Purchasing Information Services (2.5%) and Receivables Management Services (7.3%).

D&B U.S.'s Credit Information Services is the leading commercial credit-reporting agency in the U.S. However, it faces substantial competition from in-house operations of the businesses it seeks as customers and from other general and specialized credit-reporting agencies and other information services providers. It believes the principal attributes in judging the competition are information quality, availability, service and price.

D&B U.S.'s Marketing Information Services, while a market leader in its industry, faces competition from data providers who have competitive distribution channels, delivery formats and data quality.

D&B U.S.'s Purchasing Information Services enjoys a unique position as a provider of business information that can be used to reduce purchasing costs. In this area, D&B U.S. faces competition from in-house operations of the businesses it seeks as customers and from other general and specialized information and professional services providers. It believes the principal attributes in judging the competition are information quality, availability, service and price.

RMS is the leader in the commercial receivables management industry in the U.S. There are several consumer collection agencies that have larger receivables portfolios, particularly health-care and credit card collection providers. The third-party commercial collection market is highly fragmented with over 5,000 collection agencies. The outsourcing market has significantly fewer competitors due to the need for larger-scale operations by the receivables providers. Both markets are very price-competitive, with status and statistical reporting and speed-of-service as key qualitative attributes.

DUN & BRADSTREET EUROPE/AFRICA/MIDDLE EAST

The D&B operating company's Europe/Africa/Middle East segment ("D&B Europe") had 1998 revenue of $427.7 million, comprised of Credit Information Services (73.1%), Marketing Information Services (15.3%) and Receivables Management Services (11.6%). D&B Europe expects to commence offering Purchasing Information Services in 1999.

D&B Europe has operations in 20 countries and conducts operations in three other countries through minority interests in joint venture companies. D&B Europe is believed to be the largest single supplier of commercial credit information services in Europe. However, the competitive environment varies considerably from country to country. In some countries, leadership positions exist, whereas in others the businesses are highly competitive. The competition is primarily local and there are no competitors offering a comparable range of global services or capabilities. D&B Europe faces competition from banks, credit insurance companies, public information suppliers (such as company registries), consumer information companies, application software developers, online content providers and in-house operations of businesses, as well as direct competition from businesses providing similar services.

Management believes that the increase in cross-border trade expected to result from the European Monetary Union may represent a significant opportunity for D&B Europe over time since it is the only pan-European commercial data provider. The transition to a single European currency also entails certain risks to D&B Europe's business, as described under the caption "New European Currency" in
Part II, Item 7 on Pages 30-31 of this Form 10-K.

D&B Europe continues to invest in data systems and is continuing its rollout to the European market of a range of new cross-border products. D&B Europe has also continued investing heavily in a new technology platform, which is expected to result in enhanced product/service flexibility as well as opportunities to streamline operations.

D&B Europe is subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations and possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on collecting certain types of personal information or on providing information across borders, or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because its basic service is the delivery of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

DUN & BRADSTREET ASIA PACIFIC, CANADA AND LATIN AMERICA

The D&B operating company's Asia Pacific, Canada and Latin America segment ("D&B APCLA") had 1998 revenue of $88.6 million, comprised of Credit Information Services (63.8%), Marketing Information Services (21.4%) and Receivables Management Services (14.8%).

D&B APCLA has operations in 15 countries and conducts operations in one other country through a minority interest in a joint venture company. It faces competition from banks, credit insurance companies, public information suppliers (such as company registries), consumer information companies, application software developers, online content providers and in-house operations of businesses as well as direct competition from businesses providing similar services. The competition is primarily local and there are no competitors offering a comparable range of global services or capabilities.

In 1996, D&B APCLA reorganized its operations in Brazil, Mexico, Chile and Venezuela. It continues to provide cross-border services originating in Latin America through local affiliates, small local operations centers and an operations center in Florida. In the Asia Pacific region, D&B APCLA has entered into joint venture and distribution arrangements to leverage its staff and data sourcing and distribution capabilities and is exploring additional such opportunities.

D&B APCLA is subject to the usual risks inherent in carrying on business in certain countries outside of the U.S., including currency fluctuations and possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on collecting certain types of personal information or on providing information across borders, or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because its basic service is the delivery of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

THE D&B OPERATING COMPANY'S STRATEGY

As technology changes and evolves, the D&B operating company is changing the way it provides solutions to customers. The D&B operating company's strategy is to integrate its information in business processes through both back-office and front-office solutions. This means extending its business beyond a core transaction-based service -- primarily credit reports and marketing lists -- to the provision of quality business information through technology-based packaged applications. The D&B operating company is pursuing new opportunities to increase revenue growth and profitability by building on its core competencies in providing business information and analysis to companies worldwide. Following are the key components of this strategy:

     - EXPAND THE USE OF TRADITIONAL PRODUCTS. Traditional Products annually generate more than $1 billion in revenue worldwide. Additional distribution of these products and services will be pursued through new customer sales efforts and through expanded use of the Internet. Because many of these products are used in conjunction with or are accessed through Value-Added Products, the D&B operating company hopes to increase the distribution and sale of Traditional Products globally through the sale of Value-Added Products.

     - FOCUS RESOURCES ON THE DEVELOPMENT AND DEPLOYMENT OF VALUE-ADDED PRODUCTS. Revenues from Value-Added Products, D&B U.S.'s fastest-growing product area, are expected to continue to grow through the accelerated rollout of existing Value-Added Products around the world, as well as through the expansion of the D&B operating company's Global Accounts Program. The Global Accounts Program targets very large customers having multi-country operations spanning the D&B operating company's three geographic segments.

     - BECOME A MAJOR CONTENT PROVIDER FOR USERS OF ENTERPRISE DECISION-SUPPORT SOFTWARE SYSTEMS. The D&B operating company aims to become the leading business information provider to the enterprise resource planning (ERP) and enterprise relationship management (ERM) markets. In February 1999, the D&B operating company announced a strategic alliance with SAP AG, the leading provider of enterprise application solutions, to provide users of SAP's R/3 software with Data Rationalization Services and online access to the D&B operating company's global database. The D&B operating company is actively pursuing alliances with other major business application software providers.

     - IDENTIFY AND DEVELOP ELECTRONIC COMMERCE PRODUCTS AND SERVICES. The D&B operating company has begun developing solutions to establish itself as a major third-party provider of information for business-to-business electronic commerce via the Internet. Inclusion of D&B operating company data for verification, authentication and registration services could help both buyers and sellers as well as network providers to identify dependable business partners. Management of the D&B operating company believes that the significant growth anticipated in the electronic commerce marketplace will create the need for a trusted, independent third party to provide verification, authentication and registration services. The D&B operating company intends to identify and pursue opportunities to participate in these processes and to develop new products and services and reposition existing products and services for the electronic commerce market.

     - IMPROVE THE PROFITABILITY OF INTERNATIONAL OPERATIONS. As described above, the accelerated rollout of Value-Added Products around the world is expected to be a key factor in improving international profitability. In addition, cost structures have been and will continue to be reviewed with the intent of implementing further efficiencies to improve international profit margins. For example, the building of a pan-European technology platform is expected to eliminate duplicative development efforts and reduce ongoing systems maintenance costs.

                        MOODY'S INVESTORS SERVICE, INC.

GENERAL

Moody's is a leading global credit rating agency. Moody's publishes credit opinions, research, and ratings on fixed-income securities, issuers of securities and other credit obligations. It also provides a broad range of business and financial information. Credit ratings help investors analyze the credit risks associated with fixed-income securities. Ratings also create efficiencies in fixed-income markets by providing reliable, credible, and independent assessments of credit risk. For issuers, Moody's services increase market liquidity and may reduce transaction costs.

Moody's employs over 680 analysts and has a total of more than 1,300 associates located around the world. Moody's maintains offices in 12 countries and has begun to expand into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody's provides ratings and information on governmental and commercial entities in 100 countries. Its customers include investors; depositors, creditors, investment banks, commercial banks and other financial intermediaries; and a wide range of corporate and governmental issuers of securities. Moody's is not dependent on a single customer, or a few customers, such that a loss of any one or more would have a material adverse effect on its business.

Moody's publishes rating opinions on a broad range of credit obligations. These include various United States corporate and governmental obligations, international cross-border notes and bonds, domestic obligations in foreign local markets, structured finance securities and commercial paper issuers. In recent years, Moody's has moved beyond its traditional bond ratings activity, assigning ratings to insurance companies' obligations, bank loans, derivative product companies, bank deposits and other bank debt, managed funds, and derivatives. At the end of 1998, Moody's had outstanding ratings on approximately 100,000 corporate and over 68,000 public finance obligations. Ratings are disseminated to the public through a variety of print and electronic media, including real-time systems widely used by securities traders and investors.

In addition to its rating activities, Moody's publishes investor-oriented credit research for over 15,600 subscribers globally. Moody's publishes more than 100 research products, including in-depth research on major issuers, industry studies, special comments, and summary credit opinion handbooks. Detailed descriptions of both the rated issue and issuer, along with a summary of the rationale for the assignment of the specific rating, also appear in various Moody's credit research products. Product selection includes insurance, utilities, speculative grade instruments, bank and global credit research.

Moody's Risk Management Services, Inc. (formerly known as Financial Proformas, Inc.), a wholly owned subsidiary of Moody's, develops and distributes credit education materials, seminars and computer-based lending simulations, which it complements with financial and risk assessment software for the commercial lending community.

In July 1998, Moody's completed the sale of its Financial Information Services
(FIS) unit, which provides current and historical business and financial information for investment research and reference uses.

Moody's is registered as an investment adviser under the Investment Advisers Act of 1940. Moody's has been designated as a Nationally Recognized Statistical Rating Organization ("NRSRO") by the SEC. The SEC is currently engaged in a rule-making process to establish the criteria for designation as an NRSRO; such criteria may impose operating requirements upon Moody's. Moody's is also subject to regulation in certain countries outside the United States.

PROSPECTS FOR GROWTH

Over the past decade, the global public fixed-income markets have more than doubled in outstanding principal amount. Moody's believes that the size of the global credit markets will continue to increase. In addition, the securities being issued in the global fixed-income markets are becoming more complex. Moody's expects that these trends will increase the demand for high-quality, independent credit opinions from Moody's.

The size of the world capital markets is increasing because, in general, the global political and economic climate has promoted economic growth and productive capital investment. Moody's believes that the outlook is generally favorable for the continued growth of the world capital markets, particularly in Europe as a consequence of financial market integration under the European Monetary Union (EMU).

Lower-cost information technology makes information about investment alternatives available throughout the world. Investors are able to obtain information about securities issued outside their national markets. Investors are also able to obtain information about new financing techniques and new types of securities that they may wish to purchase or sell. This availability of information promotes globalization and integration of financial markets. A number of new "emerging" capital markets have been created. There is investor and intermediary interest in domestic currency debt obligations from such markets that are now being sold cross-border in unprecedented volumes.

Another trend that is increasing the size of the world capital markets is the ongoing disintermediation of the world's financial system. Issuers are increasingly financing in the global public capital markets, rather than through traditional financial intermediaries. In addition, financial intermediaries are selling assets in the global public capital markets, in addition to or instead of retaining those assets. Structured finance securities markets for many types of assets have developed in many countries and are contributing to those trends.

The complexity of capital market instruments is also growing. Consequently, assessing the credit risk of such instruments is a challenge for financial intermediaries and asset managers. In the credit markets, third-party ratings represent an increasingly viable alternative to traditional in-house research as the geographic scope and complexity of market instruments grow.

Rating fees paid by issuers account for most of Moody's revenues. Therefore, a substantial portion of Moody's revenues is dependent upon the volume of debt securities issued in the global capital markets. Accordingly, Moody's is dependent on the macro-economic prospects of the major world economies and the fiscal and monetary policies pursued by their governments. Fees from arrangements with frequent debt issuers and from commercial paper and medium term note programs, bank and insurance company financial strength ratings and mutual fund ratings are less dependent on the volume of debt securities issued in the global capital markets. Moody's non-U.S. operations are subject to the usual risks inherent in carrying on business in certain countries outside the United States, including currency fluctuations and possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on providing information across borders or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because its basic service is the delivery of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

COMPETITION

Moody's competes with other credit rating agencies and with credit opinions offered by investment banks and brokerage firms. Institutional investors also have in-house credit research capabilities. Credit rating agencies compete, in addition, with other methods of addressing credit risk, such as credit insurance and credit derivatives. Moody's most direct competitor in the global credit rating business is Standard and Poor's Corporation ("S&P"), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody's has made investments and obtained market positions superior to S&P's. In other markets the reverse is true. Moody's believes that its rating revenues for 1998 are similar to S&P's.

Other rating agency competitors of Moody's are Duff & Phelps and Fitch IBCA. Fitch IBCA is a recent combination of the U.S. rating agency, Fitch, and the British-French rating agency, IBCA. Although Moody's and S&P are larger than Duff & Phelps and Fitch IBCA, increased competition from those two rating agencies can be expected.

Over the last decade, additional rating agencies have been established, primarily in emerging markets, and primarily as a result of local capital market regulation. Regulators worldwide have recognized that credible, independent credit ratings can further regulatory objectives for the development of public fixed-income securities markets. The result of such regulatory activity has been the creation of a number of primarily national ratings agencies in various countries around the world. Regulation may stimulate the production of less credible ratings over time and tends to make all rating systems appear undifferentiated -- to the detriment of Moody's high-quality rating opinions.

Regulators of financial institutions are attempting to improve their approach to supervision. They are shifting away from rule-based systems that address only specific risk components and institution-specific protections -- toward more sophisticated, prudential supervision. The regulators' evolving approach includes their making qualitative judgments about the sophistication of each financial institution's risk management processes and systems, in terms of both market and credit risk. While such regulatory trends present additional opportunities for the use of Moody's ratings, they may also result in additional competition for Moody's.

MOODY'S STRATEGY

Moody's intends to focus its business strategy on the following opportunities:

     - CONTINUE INTERNATIONAL EXPANSION. Moody's maintains a global network of offices and business affiliations, including full-service rating and marketing operations in the major global financial centers of Frankfurt, Hong Kong, London, Paris and Tokyo. Moody's expects that these centers will position it to benefit from the expansion in global capital markets and offer the greatest potential for its revenue growth. Moody's also expects accelerated growth of its ratings activities as a consequence of financial market integration under the European Monetary Union (EMU) and from ongoing global development of non-traditional financial instruments (e.g., derivatives, credit-linked bonds and catastrophe bonds). Moody's will continue its expansion into developing markets through joint ventures or affiliations.

     - FOCUS ON NATURAL ADJACENCIES. Moody's is pursuing initiatives that expand credit ratings from securities markets to other credit risk exposures. Moody's has a committed effort to extend its opinion franchise to the global bank counterparty universe through emerging market ratings, including bank financial strength ratings. Insurance financial strength ratings in the property and casualty, reinsurance, and life insurance markets represent additional growth opportunities. Moody's has introduced issuer ratings for mid-sized corporations not active in the debt markets. Moody's is investigating numerous non-traditional opportunities to extend its opinion franchise.

     - PURSUE OPPORTUNITIES IN NEW SECTORS. The enhancement of risk management processes will hasten the convergence of the loan and capital markets as intermediaries and investors seek additional opportunities for the development of financial markets and a consistent standard of relative risk comparison. Moody's intends to expand coverage for ratings of bank loans. Moody's has also introduced equity mutual fund indices and fund analyzers for institutional fund managers.

     - PURSUE OPPORTUNITIES IN SECURITIZATION. The repackaging of financial assets has had a profound effect on the U.S. fixed-income market. New patterns of securitization will emerge in the next decade. The bulk of assets securitized in the past five years are consumer assets owned by banks. Now, commercial assets, principally commercial mortgages, term receivables, and corporate loans, are increasingly being securitized. Securitization concepts are rapidly being exported to Europe and Asia. In addition, securitization is evolving into a strategic corporate finance tool. Moody's is aggressively pursuing opportunities in these areas.

                             INTELLECTUAL PROPERTY

The Company owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights which, in the aggregate, are of material importance to the Company's business. Management of the Company believes that each of the "Dun & Bradstreet" and "Moody's" names and related names, marks and logos are of material importance to the Company. The Company is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by the Company. The Company considers its trademarks, service marks, databases, software and other intellectual property to be proprietary and the Company relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contract safeguards for protection.

The names of the Company's products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to the Company or one or more of its subsidiaries.

(d) Financial information about foreign and domestic markets is included in Note 15 (Segment Information) in Part II, Item 8 on Pages 67-70 of this Form 10-K.

ITEM 2.  PROPERTIES

The executive offices of the Company are located at One Diamond Hill Road, Murray Hill, New Jersey in a 184,000 square foot property owned by the Company. This property also serves as the executive offices of D&B U.S. and D&B APCLA.

The Company's other properties are geographically distributed to meet sales and operating requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized. The most important of these other properties include the following sites that are owned by the Company: (i) a 300,000 square foot office building in New York, New York that serves as the executive offices of Moody's; (ii) two commercial office buildings (totaling 114,200 square feet) in Berkeley Heights, New Jersey used as data processing facilities for the U.S. operations of the D&B operating company and Moody's;
(iii) a 147,000 square foot office building in Parsippany, New Jersey housing personnel from the sales, marketing and technology groups of the D&B operating company; and (iv) a 236,000 square foot office building in High Wycombe, England that serves as the executive offices of D&B Europe. The Company's operations are also conducted from 81 other offices located throughout the U.S. (all of which are leased) and 101 non-U.S. office locations (95 of which are leased).

ITEM 3.  LEGAL PROCEEDINGS

Information in response to this Item is included in Note 13 (Contingencies) in
Part II, Item 8 on Pages 63-65 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT*

Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

Listed below are the executive officers of the Registrant at February 16, 1999 and brief summaries of their business experience during the past five years. Information concerning officer titles at The Dun & Bradstreet Corporation reflect titles with (i) Old D&B and Historical D&B, as applicable, for periods prior to the 1998 Distribution Date and (ii) the Company for periods after the 1998 Distribution Date.

NAME                                                TITLE                   AGE
----                                                -----                   ---
Volney Taylor**....................  Chairman of the Board and Chief
                                     Executive Officer                      59
William F. Doescher................  Senior Vice President and Chief
                                     Communications Officer                 61
Nancy L. Henry.....................  Senior Vice President and Chief
                                     Legal Counsel                          53
Elahe Hessamfar....................  Senior Vice President and Chief
                                     Technology Officer                     45
Peter J. Ross......................  Senior Vice President and Chief
                                     Human Resources Officer                53
Frank S. Sowinski..................  Senior Vice President and Chief
                                     Financial Officer                      42
Chester J. Geveda, Jr..............  Vice President and Controller          52

-------------------------

 * Set forth as a separate item pursuant to Items 401(b) and (e) of Regulation S-K.

** Member of the Board of Directors since December 19, 1984.

Mr. Taylor has served as chairman and chief executive officer of The Dun & Bradstreet Corporation since November 1996 and has served as a director since 1984. He served as executive vice president of The Dun & Bradstreet Corporation from February 1982 to November 1996. Since January 1991, he has also served as chairman of the Dun & Bradstreet operating company.

Mr. Doescher has served as senior vice president and chief communications officer of The Dun & Bradstreet Corporation since November 1996. He is also senior vice president -- global communications of the Dun & Bradstreet operating company, a position he has held since April 1992.

Ms. Henry has served as senior vice president and chief legal counsel of The Dun & Bradstreet Corporation since March 1997. Prior thereto, she was special counsel at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from April 1985.

Ms. Hessamfar has served as senior vice president and chief technology officer of The Dun & Bradstreet Corporation since August 1997. Prior thereto, she served as chief information officer of Turner Broadcasting System from July 1993 to July 1997 and as vice president -- information systems of PAC Bell Directories from May 1987 to June 1993.

Mr. Ross has served as senior vice president and chief human resources officer of The Dun & Bradstreet Corporation since November 1996. He is also senior vice president -- human resources of the Dun & Bradstreet operating company, a position he has held since June 1988.

Mr. Sowinski has served as senior vice president and chief financial officer of The Dun & Bradstreet Corporation since November 1996. He is also executive vice president -- global marketing of the Dun & Bradstreet operating company, a position he has held since October 1997. Prior thereto, Mr. Sowinski served the Dun & Bradstreet operating company as executive vice president -- applications and alliances from November 1996 to September 1997, as executive vice president -- applications, mass marketing and alliances from October 1994 to October 1996, as executive vice president -- marketing from April 1993 to September 1994 and as senior vice president -- finance & planning from August 1989 to March 1993.

Mr. Geveda has served as vice president and controller of The Dun & Bradstreet Corporation and as senior vice president -- finance of the Dun & Bradstreet operating company since November 1996. Prior thereto, he served as senior vice president -- finance and planning of the Dun & Bradstreet operating company from April 1993 to October 1996 and as senior vice president -- finance and administration of Dun & Bradstreet Europe/Africa/Middle East from September 1990 to March 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Information in response to this Item is set forth under the captions "Dividends" and "Common Stock Information" in Part II, Item 7 on Page 31 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                       FIVE-YEAR SELECTED FINANCIAL DATA

                                          1998       1997       1996       1995       1994
                                        --------   --------   --------   --------   --------
                                            (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Operating Revenues....................  $1,934.5   $1,811.0   $1,782.5   $1,735.3   $1,685.0
Costs and Expenses(1).................   1,513.8    1,407.3    1,725.3    1,522.4    1,337.9
                                        --------   --------   --------   --------   --------
Operating Income......................     420.7      403.7       57.2      212.9      347.1
Non-Operating Expense -- Net(2).......     (20.9)     (71.3)     (71.2)     (68.0)     (35.1)
                                        --------   --------   --------   --------   --------
Income from Continuing Operations
  before Provision for Income Taxes...     399.8      332.4      (14.0)     144.9      312.0
Provision for Income Taxes............     153.4      113.4      102.1       49.6      110.4
                                        --------   --------   --------   --------   --------
Income (Loss) from:
Continuing Operations.................     246.4      219.0     (116.1)      95.3      201.6
Discontinued Operations, Net of Income
  Taxes(3)............................      33.7       92.0       72.3      225.9      428.0
                                        --------   --------   --------   --------   --------
Income (Loss) before Cumulative Effect
  of Accounting Changes...............     280.1      311.0      (43.8)     321.2      629.6
Cumulative Effect of Accounting
  Changes, Net of Income Tax
  Benefit(4)..........................        --     (127.0)        --         --         --
                                        --------   --------   --------   --------   --------
Net Income (Loss).....................  $  280.1   $  184.0   $  (43.8)  $  321.2   $  629.6
                                        ========   ========   ========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK
Continuing Operations.................  $   1.45   $   1.28   $   (.69)  $    .56   $   1.18
Discontinued Operations...............       .20        .54        .43       1.33       2.52
                                        --------   --------   --------   --------   --------
Before Cumulative Effect of Accounting
  Changes.............................      1.65       1.82       (.26)      1.89       3.70
Cumulative Effect of Accounting
  Changes, Net of Income Tax
  Benefit(4)..........................        --       (.74)        --         --         --
                                        --------   --------   --------   --------   --------
Basic Earnings (Loss) Per Share of
  Common Stock........................  $   1.65   $   1.08   $   (.26)  $   1.89   $   3.70
                                        ========   ========   ========   ========   ========

                                          1998       1997       1996       1995       1994
                                        --------   --------   --------   --------   --------
                                            (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
DILUTED EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK
Continuing Operations.................  $   1.44   $   1.27   $   (.69)  $    .55   $   1.17
Discontinued Operations...............       .19        .53        .43       1.32       2.50
                                        --------   --------   --------   --------   --------
Before Cumulative Effect of Accounting
  Changes.............................      1.63       1.80       (.26)      1.87       3.67
Cumulative Effect of Accounting
  Changes, Net of Income Tax
  Benefit(4)..........................        --       (.73)        --         --         --
                                        --------   --------   --------   --------   --------
Diluted Earnings (Loss) Per Share of
  Common Stock........................  $   1.63   $   1.07   $   (.26)  $   1.87   $   3.67
                                        ========   ========   ========   ========   ========
OTHER DATA
Dividends Paid Per Share..............  $    .81   $    .88   $   1.82   $   2.63   $   2.56
                                        ========   ========   ========   ========   ========
Dividends Declared Per Share..........  $   .775   $   1.10   $   1.82   $   2.63   $   2.56
                                        ========   ========   ========   ========   ========
Weighted Average Number of Shares
  Outstanding -- Basic................     169.5      170.8      170.0      169.5      169.9
                                        ========   ========   ========   ========   ========
Weighted Average Number of Shares
  Outstanding -- Diluted(5)...........     171.7      172.6      170.0      171.6      171.7
                                        ========   ========   ========   ========   ========
BALANCE SHEET
Total Assets(6).......................  $1,789.2   $2,086.0   $2,225.4   $3,644.9   $3,759.8
                                        ========   ========   ========   ========   ========

-------------------------

(1) 1998 included a one-time charge of $28.0 million for reorganization costs associated with the separation of the Company and Donnelley. 1996 included one-time charges of $161.2 million for reorganization costs associated with the 1996 Distribution and loss on sale of $68.2 million for American Credit Indemnity. 1995 included a fourth-quarter non-recurring charge of $188.5 million partially offset by gains of $90.0 million and $28.0 million for the sale of Interactive Data Corporation and warrants received in connection with the sale of Donnelley Marketing, respectively.

(2) 1998 included a one-time gain on the sale of Financial Information Services, the publishing unit of Moody's Investors Service, of $9.6 million.

(3) Income taxes on Discontinued Operations were $22.5 million, $52.2 million, $145.1 million, $73.4 million and $139.4 million in 1998, 1997, 1996, 1995 and 1994, respectively.

(4) 1997 included the impact of a change in revenue recognition policies (see
    Note 1 to the consolidated financial statements).

(5) The exercise of diluted shares has not been assumed for the year ended December 31, 1996, since the result is antidilutive.

(6) Included Net Assets of Discontinued Operations of $296.5 million, $430.6 million, $1,652.2 million and $1,809.3 million in 1997, 1996, 1995 and 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On June 30, 1998, The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies -- The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "1998 Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's Investors Service ("Moody's") and the Dun & Bradstreet operating company ("D&B"). New D&B changed its name to "The Dun & Bradstreet Corporation," and the continuing entity (i.e., Old D&B) consisting of R.H. Donnelley Inc., the operating company and the DonTech partnership changed its name to "R.H. Donnelley Corporation" ("Donnelley"). The tax-free stock dividend was issued on June 30, 1998, to shareholders of record at the close of business on June 17, 1998. Due to the relative significance of Moody's and D&B, the transaction has been accounted for as a reverse spin-off and, as such, Moody's and D&B have been classified as continuing operations and R.H. Donnelley Inc. and DonTech have been classified as discontinued operations. For purposes of effecting the 1998 Distribution and of governing certain of the continuing relationships between the Company and Donnelley after the transaction, the two companies have entered into various agreements as described in Note 2 to the Company's consolidated financial statements on Pages 47-49 of this Form 10-K.

On November 1, 1996, the company then known as The Dun & Bradstreet Corporation reorganized into three publicly traded independent companies by spinning off through a tax-free dividend (the "1996 Distribution") two of its businesses to shareholders. The 1996 Distribution resulted in the following three companies:
(1) Old D&B, (2) Cognizant Corporation ("Cognizant") and (3) ACNielsen Corporation ("ACNielsen"). In conjunction with the 1996 Distribution, Dun & Bradstreet Software ("DBS") and NCH Promotional Services ("NCH") also were disposed of. After the transaction was completed, Old D&B's continuing operations consisted of D&B, Moody's and Donnelley. For purposes of effecting the 1996 Distribution and governing certain of the ongoing relationships among Old D&B, Cognizant and ACNielsen after the 1996 Distribution, Old D&B, Cognizant and ACNielsen entered into various agreements, as described in Note 2 to the Company's consolidated financial statements on Pages 47-49 of this Form 10-K.

Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect both the 1998 Distribution and the 1996 Distribution. Accordingly, revenues, costs and expenses, and cash flows of Donnelley, Cognizant, ACNielsen, DBS and NCH have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from Discontinued Operations," and the net cash flows of these entities have been reported as "Net Cash (Used in) Provided by Discontinued Operations." The assets and liabilities of Donnelley have been excluded from the respective captions in the Consolidated Balance Sheets and have been reported as "Net Assets of Discontinued Operations."

RESULTS OF OPERATIONS

As of December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the segment information is being reported consistent with the Company's method of internal reporting. The prior years' segment information has been restated accordingly. The Company's reportable segments are Dun & Bradstreet United States ("D&B U.S."), Dun & Bradstreet Europe/ Africa/Middle East ("D&B Europe"), Dun & Bradstreet Asia Pacific/Canada/Latin America ("D&B APCLA") and Moody's. The three Dun & Bradstreet segments, managed on a geographical basis, provide business-to-business credit, marketing and purchasing information and receivables management services. The Moody's segment provides credit opinions on investment securities and assigns ratings to fixed-income securities and other credit obligations. The Company evaluates performance and allocates resources based on segment operating income.

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

The Company's basic earnings per share from continuing operations were $1.45 in 1998, up $.17 from $1.28 in 1997. On a diluted basis, the Company reported earnings per share from continuing operations of $1.44 in 1998, compared to earnings per share from continuing operations of $1.27 in 1997. The Company's basic earnings per share for 1998 were $1.65 compared to $1.08 per share in 1997, including earnings per share from discontinued operations of $.20 and $.54 in 1998 and 1997, respectively. On a diluted basis, the Company's earnings per share in 1998 of $1.63 were up from the 1997 diluted earnings per share of $1.07, including diluted earnings per share from discontinued operations of $.19 and $.53 in 1998 and 1997, respectively. The 1998 results include one-time reorganization costs associated with the 1998 Distribution of $28.0 million ($23.2 million after-tax, $.14 per share basic, $.13 per share diluted) and a gain of $9.6 million ($5.3 million after-tax, $.03 per share basic and diluted) on the sale of Financial Information Services ("FIS"), the financial publishing unit of Moody's. The 1997 results include a one-time, non-cash charge for the cumulative effect of accounting changes ($.74 per share basic, $.73 per share diluted), with respect to certain of the Company's revenue recognition methods.

Operating revenues grew 6.8% to $1,934.5 million in 1998 from $1,811.0 million in 1997. Excluding the results of FIS, which was sold in July 1998, revenue increased 7.8%. Revenue growth for 1998 reflects significant growth at Moody's and strong growth at D&B U.S. offset by a decline at D&B APCLA. D&B Europe was essentially unchanged. Excluding the impact of foreign exchange, operating revenues for the Company grew 8.2% in 1998 from 1997.

1998 operating costs increased 16.7% to $568.2 million, largely attributable to increased Year 2000 spending, costs incurred by D&B Europe for new systems and technology, and costs associated with the introduction of new products and services. Selling and administrative expenses decreased slightly.

Operating income in 1998 of $420.7 million increased 4.2% from $403.7 million in 1997. 1998 operating income included $28.0 million in reorganization costs incurred in conjunction with the 1998 Distribution. Excluding reorganization costs, operating income increased 11.1%. Operating income growth reflected strong growth at Moody's and D&B U.S.

Non-operating expense -- net of $20.9 million in 1998, primarily comprised of interest income and expense and minority interest expense (included in other expense -- net), decreased by $50.4 million compared to 1997. The sharp decrease was due to significantly lower interest expense and higher interest income, as 1998 debt levels were lower than 1997 levels (see further discussion in the Liquidity and Financial Position section).

In 1998, the Company's effective tax rate from continuing operations was 38.4%, compared to 34.1% in 1997. This increase resulted from an increase in the estimated underlying effective tax rate to 36.8% and the non-deductibility of certain reorganization costs.

Income from discontinued operations, net of income taxes, was $33.7 million in 1998 and $92.0 million in 1997. Discontinued operations represents six months of Donnelley operating results in 1998, compared to the full year of Donnelley operating results reported as discontinued operations in 1997. Donnelley's operating income was historically lower during the first half of the year.

SEGMENT RESULTS

D&B U.S. revenues were $902.5 million in 1998, up 8.4% from 1997, including increases in Credit Information Services ("Credit") of 4.1% to $615.1 million, Marketing Information Services ("Marketing") of 17.7% to $198.5 million, Purchasing Information Services ("Purchasing") of 46.7% to $23.0 million and Receivables Management Services ("RMS") of 16.0% to $65.9 million. The growth rates are largely attributable to the growth in revenues from value-added products, which increased by 60.6% to $198.0 million from the prior year. D&B U.S. operating income was $269.9 million in 1998, up 6.7% from the prior year, driven by the higher revenue, partially offset by higher expenses incurred for selling, advertising, new product development and Year 2000 remediation.

D&B Europe's 1998 revenues of $427.7 million were flat compared to 1997, due largely to the strengthening of the U.S. dollar. European Credit revenues decreased .8% to $312.9 million in 1998, while Marketing revenues increased 16.8% to $65.2 million in 1998 and RMS decreased 9.3% to $49.6 million in 1998. Excluding the impact of foreign exchange, D&B Europe would have reported a 3.9% increase in revenues in 1998, including an increase in Credit revenues of 2.8%, an increase in Marketing of 19.5% and a decrease in RMS of 6.3% from 1997. Increases in product usage have been partially offset by price erosion resulting from the competitive environment in Europe. D&B Europe reported an operating loss of $4.2 million, reflecting the continued investments in new technology and systems in Europe, and increased Year 2000 remediation costs.

D&B APCLA reported a 5.5% decrease in operating revenues to $88.6 million in 1998 from $93.8 million in 1997, resulting from the negative impact of foreign exchange rates. In 1998, APCLA Credit revenues decreased 5.6% to $56.5 million, Marketing revenues decreased 6.1% to $19.0 million and RMS revenues decreased 4.2% to $13.1 million. Excluding the impact of foreign exchange, D&B APCLA would have reported a 5.4% increase in revenues in 1998, comprised of an 8.0% increase in Credit, a 2.7% decrease in Marketing and a 4.0% increase in RMS. D&B APCLA reported an operating loss of $9.1 million in 1998, compared to an operating loss of $6.3 million in 1997, due to lower reported operating revenues and higher expenses, including Year 2000 costs and employee-related costs in Asia.

Moody's revenues (excluding the results of FIS) of $495.5 million in 1998 were up 17.1% from 1997, driven by gains in corporate and municipal bonds, structured ratings and commercial paper. Despite the market disruptions occurring during the second half of

1998, issuance of high-yield, corporate and municipal bonds increased significantly when compared to 1997. Moody's operating income of $223.5 million in 1998 was up 20.4% from 1997, reflecting strong revenue growth.

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

The Company's basic earnings per share from continuing operations were $1.28 in 1997, up $1.97 from a loss of $.69 per share reported in 1996. On a diluted basis, the Company reported earnings per share from continuing operations of $1.27 per share, compared with a loss of $.69 per share reported in 1996. The 1996 loss reflected all corporate overhead expenses associated with the Company prior to the 1996 Distribution and certain reorganization-related expenses. The Company's basic earnings per share in 1997 were $1.08, up $1.34 from a loss of $.26 per share reported in 1996. On a diluted basis, the Company reported earnings per share of $1.07, compared with a loss of $.26 in 1996. The 1997 results include a one-time, non-cash charge for the cumulative effect of accounting changes of $127.0 million, net of an income tax benefit of $87.7 million ($.74 per share basic, $.73 per share diluted), with respect to certain of the Company's revenue recognition methods.

Effective January 1, 1997, the Company changed its revenue recognition method for its Credit and Moody's businesses. In accordance with APB No. 20, "Accounting Changes," the cumulative effect of these accounting changes resulted in a pre-tax non-cash charge of $214.7 million ($127.0 million after-tax). Credit revenue is now recognized as products and services are used by customers, which the Company believes is a better measure of the business's performance. Prior to 1997, the Company recorded revenue from its Credit business on a straight-line basis over the annual subscription period.

Operating revenues grew 1.6% to $1,811.0 million from $1,782.5 million in 1996. Excluding the results of American Credit Indemnity ("ACI"), which was divested in 1996, revenue would have increased 5.3% from 1996. Revenue growth for the Company reflects significant growth at Moody's and moderate growth at D&B U.S., offset by declines at D&B Europe and D&B APCLA. Excluding the impact of foreign exchange, operating revenues increased 3.9% in 1997 from 1996.

Operating costs and selling and administrative expenses, excluding corporate expenses in each year, decreased 6.8% to $1,240.4 million from $1,330.6 million. This decrease is largely attributable to the inclusion of ACI in 1996.

Operating income in 1997 of $403.7 million increased $346.5 million from $57.2 million in 1996. 1996 operating income reflected $161.2 million in reorganization costs incurred in conjunction with the 1996 Distribution and a $68.2 million loss attributable to the sale of ACI. Excluding these non-recurring items, 1997 operating income would have been up 40.9% from $286.6 million in 1996. Operating income growth reflected strong growth at Moody's and growth in D&B U.S., partially offset by declines in D&B Europe and D&B APCLA.

Non-operating expense -- net of $71.3 million in 1997, which primarily included interest expense on notes payable, and minority interest costs (included in other expense -- net), was essentially unchanged compared with 1996. Interest expense in 1997 included a $3.2 million charge to mark-to-market certain interest rate swaps and a $2.9 million charge as a result of interest rate swap cancellations. These charges were offset by lower financing costs in 1997.

In 1997, the Company's effective tax rate from continuing operations was 34.1%. Due to tax implications of the 1996 Distribution, discussed below, the 1996 effective tax rate was 729.3%. The underlying effective tax rate, excluding one-time items for 1996, was approximately 34%.

Income from discontinued operations, net of income taxes, was $92.0 million in 1997 and $230.5 million in 1996. Operating results of Donnelley comprised the income from discontinued operations in 1997, while 1996 included operating results of Donnelley and NCH for the full year and Cognizant, ACNielsen and DBS for the 10 months ended October 31, 1996. Donnelley operating income included a gain on the sale of the East Coast proprietary operations of Donnelley ("P-East") of $9.4 million in 1997 and a loss on the sale of the West Coast proprietary operations of Donnelley ("P-West") of $28.5 million in 1996. Also recorded in 1996 was a loss on the disposition of DBS of $220.6 million ($158.2 million after-tax). Additionally, the Company sold NCH in the fourth quarter of 1996. No gain or loss resulted from the sale.

SEGMENT RESULTS

D&B U.S. revenues were $832.2 million in 1997, up 6.2% from 1996, including increases in Credit of 3.9% to $591.1 million, Marketing of 13.7% to $168.5 million, Purchasing of 40.7% to $15.7 million and RMS of 2.9% to $56.9 million. The growth rates are largely attributable to revenues for value-added products, which increased 105.5% to $123.3 million in 1997. D&B U.S. operating income was $252.9 million in 1997, up 6.3%, consistent with the increase in revenues.

D&B Europe's 1997 revenues of $426.1 million were 4.3% lower than 1996, resulting from the increased strength of the U.S. dollar. Credit revenues decreased 4.9% to $315.5 million, while Marketing increased 4.6% to $55.9 million and RMS decreased 8.7% to $54.7 million in 1997. Excluding the impact of foreign exchange, D&B Europe would have reported a 3.9% increase in revenues, including a 3.3% increase in Credit, a 9.1% increase in Marketing and a 1.7% increase in RMS. D&B Europe's operating income was $.6 million in 1997, reflecting the continued investments in new technology and systems in Europe and increased Year 2000 costs.

D&B APCLA reported an 8.8% decrease in operating revenues to $93.8 million in 1997 from $102.9 million in 1996, primarily as a result of phasing out certain unprofitable operations in Latin America. Credit revenues decreased 12.3% to $59.9 million, Marketing revenues increased 33.5% to $20.2 million and RMS revenues decreased 29.6% to $13.7 million in 1997. Excluding the impact of foreign exchange, D&B APCLA would have had a 5.1% decrease in revenues, including an 8.3% decrease in Credit, a 9.7% increase in Marketing and a 5.5% decrease in RMS. D&B APCLA reported an operating loss of $6.3 million, a decrease from operating income of $1.5 million in 1996, due to expenses associated with the introduction of new products.

Moody's revenues of $423.1 million in 1997, excluding the results of FIS, were up 21.0% from 1996, driven by gains in corporate bonds, increased coverage in the mortgage-backed market and continued expansion outside the U.S. Corporate bonds displayed strong volume growth, especially in the high-yield market, where volumes were 30% above the prior year. Moody's operating income of $185.7 million in 1997 was up 43.6% from 1996, resulting from strong revenue results and reduction in overhead in conjunction with an internal reorganization at Moody's.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company currently hedges foreign-currency-denominated transactions and will comply with the requirements of SFAS No. 133 when adopted. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 beginning January 1, 2000. The effect of adopting SFAS No. 133 is not expected to be material.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative, and training costs are not to be capitalized. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998; therefore, the Company will adopt the provisions as of January 1, 1999. During 1998, the Company capitalized approximately $10 million of costs incurred in developing internal-use software, which would not be capitalized in the future.

MARKET RISK SENSITIVE INSTRUMENTS

Because the Company operates in 41 countries, the Company is exposed to market risk from changes in foreign exchange rates and interest rates, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuations in foreign currencies and interest rates, the Company sometimes uses forward foreign exchange contracts and in the past has used interest rate swap agreements. These derivative financial instruments are viewed by the Company as risk management tools that are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company also has investments in fixed-income marketable securities. Consequently, the Company is exposed to fluctuations in rates on these marketable securities. Market risk associated with investments in marketable securities is immaterial and has been excluded from the sensitivity discussions.

A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in
Note 1 to the Company's consolidated financial statements, and further disclosure relating to financial instruments is included in Note 5 to the Company's consolidated financial statements on Pages 50-51 of this Form 10-K.

The following analysis presents the sensitivity of the fair value of the Company's market risk sensitive instruments to changes in market rates and prices.

INTEREST RATE RISK

The Company is exposed to market risk through its commercial paper program, where it borrows at prevailing short-term commercial paper rates. At December 31, 1998, the Company had $35.9 million of commercial paper outstanding and as such the market risk is immaterial when calculated utilizing estimates of the termination value based upon a 10% increase or decrease in interest rates from their December 31, 1998 levels.

The Company has in the past entered into interest rate swap agreements to manage exposure to changes in interest rates. Interest rate swaps have allowed the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to it if fixed-rate borrowings were to be made directly. During 1998, in connection with the 1998 Distribution and repayment of outstanding notes payable, Old D&B canceled all of its interest rate swap agreements. The Company has not entered into any interest rate swap agreements since the 1998 Distribution and therefore is not subject to interest rate risk on interest rate swaps.

FOREIGN EXCHANGE RISK

The Company's non-U.S. operations generated approximately 30% of total revenues in 1998. As of December 31, 1998, approximately 38% of the Company's assets were located outside the U.S., and no single country had a significant concentration of cash.

The Company follows a policy of hedging substantially all cross-border intercompany transactions denominated in a currency other than the functional currency applicable to each of its various subsidiaries. The Company only uses forward foreign exchange contracts to implement its hedging strategy. Typically, these contracts have maturities of six months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in British pounds sterling, German marks and Swedish krona.

The fair value of foreign currency risk is calculated by using estimates of the cost of closing out all outstanding forward foreign exchange contracts, given a 10% increase or decrease in forward rates from their December 31, 1998, levels. At December 31, 1998, the Company had approximately $117 million in forward foreign exchange contracts outstanding, with various expiration dates through March 1999 (see Note 5 to the Company's consolidated financial statements on Pages 50-51 of this Form 10-K). At December 31, 1998, net unrealized gains related to the Company's forward contracts were $.5 million. If forward rates were to increase by 10% from December 31, 1998, levels, the unrealized loss on these contracts would be $5.5 million. If forward rates were to decrease by 10% from December 31, 1998, levels, the unrealized gain on these contracts would be $6.5 million. However, the estimated potential gain or loss on forward contracts is expected to be offset by changes in the underlying transactions. Therefore, the impact of a 10% movement in foreign exchange rates would be immaterial.

LIQUIDITY AND FINANCIAL POSITION

The Company generates significant cash flows from its business operations. Management believes that these cash flows are sufficient to fund its operating needs, service debt and pay dividends, and will continue to be sufficient in the future.

At December 31, 1998, cash and cash equivalents totaled $90.6 million, an increase from $81.8 million in 1997. Net cash provided by operating activities of continuing operations decreased by $54.5 million to $325.5 million in 1998. This decrease is largely attributable to the impact on the timing of cash flows resulting from the change to the D&B business model implemented effective January 1, 1998, whereby customers now have the option of choosing to purchase Credit products and services on a monthly or annual contract plan, offset by an increase in income from continuing operations. Previously, Credit products and services were generally sold under annual contracts, most of which required payment in full up front.

Net cash provided by operating activities of discontinued operations decreased by $103.7 million to $16.7 million in 1998, as only six months of operations were included in 1998. Historically, Donnelley generated most of its cash flows in the second half of the year.

Net cash used in investing activities totaled $104.7 million in 1998, compared with $15.9 million in 1997. Cash used in investing activities in 1997 was offset by cash provided by discontinued operations of $105.7 million, which included the proceeds from the sale of P-East of $122.0 million, partially offset by capital expenditures. This compared to net cash used by investing activities of discontinued operations in 1998 of $3.1 million. 1998 cash flows included proceeds from the sale of FIS of $26.5 million. In 1998, spending for capital expenditures, computer software and other intangibles by continuing operations totaled $147.1 million, compared to $129.1 million in 1997. This increase is largely due to investment in new computer hardware and software. Currently, the Company has no material commitments for capital expenditures.

In June 1998, the Company arranged $600 million of bank commitments under two credit facilities. Each facility permits borrowings up to $300 million, with one maturing in June 1999 and one maturing in June 2003. Under these facilities, the Company has the ability to borrow at prevailing short-term interest rates. As of December 31, 1998, the Company did not have any borrowings outstanding under these facilities. The Company had commercial paper borrowings of $35.9 million at December 31, 1998.

In connection with the 1998 Distribution, during June 1998, R.H. Donnelley Inc. borrowed $350 million under the R.H. Donnelley Inc. credit facility and issued $150 million of senior subordinated notes under the R.H. Donnelley Inc. indenture. The proceeds of these borrowings were used to repay existing indebtedness (commercial paper and other short-term borrowings) of Old D&B in the amount of $287.1 million at the time of the 1998 Distribution; the Company used the excess proceeds for general corporate purposes, including the payment of reorganization costs. The $500 million of debt became an obligation of Donnelley upon the 1998 Distribution.

In connection with the 1998 Distribution and repayment of existing indebtedness, Old D&B canceled all of its interest rate swap agreements and recorded into income the previously unrecognized fair value loss at the time of termination. At the time of the cancellation, the fair value of the interest rate swaps was a loss of $12.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) had been recognized in income relating to swaps which did not qualify for settlement accounting. The previously unrecognized loss of $8.9 million was recorded during the second quarter of 1998 and included in reorganization costs.

On April 1, 1997, Old D&B completed a $300 million minority interest financing. Funds raised by this financing were used to repay a portion of the outstanding short-term debt in April 1997. Also during the second quarter of 1997, Old D&B reentered the commercial paper market and used the proceeds to repay the additional amounts outstanding on the short-term debt facility. The obligation related to the minority interest financing became an obligation of the Company upon the 1998 Distribution. At December 31, 1998, the Company had $300 million of minority interest financing outstanding.

On June 30, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to $300 million of common shares from time to time over the next three years in the open market or in negotiated purchases. In addition, the board authorized the Company to repurchase shares as needed to offset awards under the Company's incentive plans. As of December 31, 1998, the Company purchased 5.7 million shares under the repurchase program for a total of $150.0 million. In addition, during 1998, the Company purchased 2.3 million shares to offset awards made under incentive plans for approximately $70.2 million. The Company received net proceeds from the exercise of stock options of $41.0 million during 1998.

The Company enters into global tax planning initiatives in the normal course of business. The Internal Revenue Service ("IRS") is currently reviewing the utilization of certain capital losses during 1989 and 1990, and the Company expects that the IRS will challenge the Company's treatment of certain of these losses. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS would approximate $500 million for taxes and accrued interest as of December 31, 1998. Pursuant to a series of agreements, IMS Health Incorporated ("IMS") and Nielsen Media Research ("NMR") are jointly and severally liable to pay one-half, and the Company the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million. If assessed, the Company will consider available alternatives to vigorously defend its position. Certain alternatives would require making a payment to the IRS for its share of the taxes and accrued interest (approximately $320 million, of which $160 million represents tax-deductible interest), which would be repaid to the Company if it prevails in its position. The funds that would be needed to make the Company's share of such payment are expected to come from external borrowings.

YEAR 2000

GENERAL

The Company relies on computer hardware, software and related information technology ("IT Systems"). IT Systems are used in the creation and delivery of the Company's products and services, and also are used in the Company's internal operations, such as billing and accounting. IT Systems include systems that use information provided by third-party data suppliers to update the Company's databases. The Company also relies on other systems, such as elevators, and on utilities, such as telecommunications and power utilities, to operate ("Non-IT Systems").

The Company has recognized the potential impact of the year 2000 on its business since 1996, when it began actively addressing the information-technology-related components of the Year 2000 issue in its European and U.S. operations. In 1997, the Company created a Corporate Year 2000 Program Office to manage overall risks and to facilitate activities across the Company. The Corporate Year 2000 Program Office reports directly to the Company's Year 2000 Executive Committee (comprised of the Company's Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Chief Legal Counsel), which sets overall priorities and monitors progress. Since 1997, each operating unit has had business and technology executives and project teams in place to plan and carry out all Year 2000 efforts within their units. The Company has used the services of outside consultants and subject-area specialists working with the Corporate Year 2000 Program Office to assess the progress of its Year 2000 program.

The most important areas of focus of the Company's Year 2000 program are the Company's products and services (including its databases, software that manipulates these databases and software provided to customers); billing, ordering and tracking systems; technical infrastructure (such as LANs, mail systems and web sites); desktop computers; suppliers; business operation support systems (such as payroll); and facilities and equipment.

STATE OF READINESS

The Company has focused its efforts on becoming "Year 2000 Ready." The Company defines this term to mean that a process will continue to run in the same manner when dealing with dates on or after January 1, 2000, as it did before January 1, 2000.

With respect to IT Systems, the Company's Year 2000 program includes the following phases: Inventory, Assessment, Remediation, Year 2000 Ready Testing and Transaction-Based Testing.

Year 2000 Ready Testing involves two major tests. A "system test" checks the system's functions in a Year 2000 test environment that uses simulated or forward-dated system clocks and a variety of other simulated forward-dated data or systems interfaces as required. A "production integration" test confirms that the system will continue to perform its current-date processes when put into production. Transaction-Based Testing further tests the Company's most critical work flows at regional and global levels.

Early in its Year 2000 program, the Company categorized its IT Systems in terms of criticality to allow the work to be performed consistent with its importance to the Company. Criticality 1 systems are defined as those systems that are most critical to the Company's business and revenue. Criticality 2 systems are defined as those systems that are very important to the Company and would have a severe impact on business and revenue if not made Year 2000 Ready. Criticality 3 systems are not essential but would have some impact on business and revenue if not made Year 2000 Ready. Criticality 4 systems have little or no impact on business and revenue and are scheduled to be decommissioned prior to the year 2000.

As of December 31, 1998, the Company had completed more than 90% of the steps required to achieve Year 2000 Readiness of the Company's approximately 2,000 Criticality 1 and Criticality 2 IT Systems. The Company's current target is for substantially all Criticality 1 and Criticality 2 IT Systems to be Year 2000 Ready by March 31, 1999. Transaction-Based Testing of the Company's most critical work flows, work on Criticality 3 IT Systems and decommissioning of Criticality 4 IT Systems have begun and will continue through 1999.

The Corporate Year 2000 Program Office and operating-unit Year 2000 teams are also addressing Year 2000 Readiness issues regarding the Company's Non-IT Systems.

As part of its Year 2000 program, the Company has categorized its suppliers in terms of criticality. Criticality 1 suppliers are those whose products and services are most critical to the Company. Criticality 2 suppliers are those whose products and services are very important to the Company but for whom workarounds can be established and operable by June 30, 1999, if the products and services that the Company obtains from such suppliers are not Year 2000 Ready. Criticality 3 suppliers are those who could be replaced easily and reasonably inexpensively. In 1998, the Company began its assessment of its Criticality 1 and Criticality 2 suppliers, and its current target is to substantially complete such assessment by March 31, 1999. Such assessment involves the identification of those suppliers who will be sufficiently Year 2000 Ready; identification of those who will not be sufficiently ready, requiring the Company to switch to an alternate supplier or product; identification of those suppliers who have some issues but with whom it is most prudent for the Company to continue its relationship; and identification of those suppliers for whom testing will be necessary. In instances where such testing is not possible (for example, it may not be possible for the Company to test the operational ability of its telecommunications, electricity or gas service suppliers in a Year 2000 environment) and alternate sources of supply are not feasible, the Company may have to rely on the assurances of the supplier.

COSTS

External and internal costs associated with modifying software for Year 2000 Readiness are expensed as incurred and are funded through operating cash flow. It is currently estimated that the aggregate cost of the Company's Year 2000 program will be approximately $80 million. The increase from the prior estimate of $70 million to $75 million is attributable to the refinement of estimates associated with contingency planning. Through December 31, 1998, the Company had incurred approximately $54 million ($11 million in 1997 and $43 million in 1998) and expects to incur approximately $22 million in 1999 and $4 million in 2000. These estimates do not include the costs of software and systems that are being replaced or upgraded in the normal course of business.

RISKS AND CONTINGENCY PLANS

The Company believes that it will substantially complete the implementation of its Year 2000 program prior to January 1, 2000. If the Company does not complete its Year 2000 program prior to the commencement of the year 2000, if it fails to identify and remediate all critical Year 2000 problems, or if major suppliers or customers experience material Year 2000 problems, the Company's results of operations or financial condition could be materially affected.

Contingency planning is under way in all of the Company's businesses. In addition to supplier-related activities, high-level plans have been developed for facilities and equipment, telecommunications infrastructure, product development and fulfillment, and internal administrative processes. These plans take into account human resources and communications issues that relate to the Company's employees. By the end of June 1999, the Company expects to have detailed contingency plans in place to address the most likely remaining effects on the Company from external risks. As more information emerges about companies upon which the Company is critically reliant, these plans will be adjusted accordingly.

NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the countries in the European Union began a three-year transition to a single European currency ("euro") to replace the national currency of each participating country. The Company intends to phase in the transition to the euro over the next three years. The Company has established a task force to address issues related to the euro. The Company believes that the euro conversion may have a material impact on its operations and financial condition if it fails to successfully address such issues. The task force has prepared a project plan and is proceeding with the implementation of that plan.

The Company's project plan includes the following: ensuring that the Company's information technology systems that process data for inclusion in the Company's products and services can appropriately handle amounts denominated in euro contained in data provided to the Company by third-party data suppliers; modification of the Company's products and services to deal with euro-related issues; and modification of the Company's internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. The Company does not believe that the cost of such modifications will have a material effect on the Company's results of operations or financial condition. There is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the euro may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.

DIVIDENDS

The Company paid a quarterly dividend of $.185 per share for the third and fourth quarters of 1998. Old D&B paid quarterly dividends of $.22 per share during the first half of 1998 and the full year of 1997, resulting in a full-year dividend per share paid of $.81 and $.88 for 1998 and 1997, respectively. Total cash used to pay dividends decreased in 1998 to $137.4 million from $150.6 million in 1997.

COMMON STOCK INFORMATION

The Company's common stock (symbol DNB) is listed on the New York Stock Exchange. The number of shareholders of record was 10,232 at December 31, 1998.

The following table summarizes price and cash dividend information for Old D&B's and the Company's common stock as reported in the periods shown. The decline in price per share during the third quarter of 1998 reflects, in part, the separation from Donnelley as a result of the 1998 Distribution. The first-quarter 1998 and 1999 dividend declarations were made in the fourth quarters of 1997 and 1998, respectively, although the record and payment dates are both in the ensuing first quarters.

                                      PRICE PER SHARE ($)                     DIVIDENDS          DIVIDENDS
                             --------------------------------------            DECLARED             PAID
                                  1998                   1997               PER SHARE ($)      PER SHARE ($)
                             ---------------        ---------------        ----------------    --------------
                             HIGH        LOW        HIGH        LOW        1998        1997    1998     1997
                             ----        ---        ----        ---        ----        ----    -----    -----
First Quarter........         35 3/16    30 1/2      27 1/2     23 1/8       --         .22     .22      .22
Second Quarter.......         36 11/16   32 3/8      27 3/8     23 3/4      .22         .22     .22      .22
Third Quarter........         34 7/16    21 3/4      29         25 5/8     .185         .22    .185      .22
Fourth Quarter.......         31 13/16   22 29/32    31 1/4     25 1/4      .37         .44    .185      .22
                              --         --          --         --         ----        ----    ----      ---
Year.................         36 11/16   21 3/4      31 1/4     23 1/8     .775        1.10     .81      .88
                              ==         ==          ==         ==         ====        ====    ====      ===

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "target" and "goal," among others. All such forward-looking statements are based on the Company's reasonable expectations at the time they are made. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include: (1) complexity and uncertainty regarding the development of new high-technology products; (2) possible loss of market share through competition; (3) introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the business information and risk management industries and markets; (6) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (7) the Company's ability to complete the implementation of its Year 2000 and euro plans on a timely basis; (8) the possible loss of key employees to investment or commercial banks, or elsewhere; (9) fluctuations in foreign currency exchange rates; (10) changes in the interest-rate environment; and (11) the outcome of the IRS's review of the Company's utilization of capital losses described above under the Liquidity and Financial Position section and the associated cash flow implications.

The risks and uncertainties that may affect the Company's assessment of Year 2000 issues and new European currency issues include: (1) the complexity involved in ascertaining all situations in which Year 2000 or new European currency issues may arise; (2) the ability of the Company to obtain the services of sufficient personnel to implement the programs; (3) possible increases in the cost of personnel required to implement the programs; (4) absence of delays in scheduled deliveries of new hardware and software from third-party suppliers;
(5) reliability of responses from suppliers and others to whom inquiries are being made; (6) ability of the Company to meet the scheduled dates for completion of the programs; and (7) absence of unforeseen events that could delay timely implementation of the programs.

The Company undertakes no obligation to publicly release any revision to any forward-looking statement to reflect any future events or circumstances.

The Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any such forward-looking statement made by or on behalf of the Company. Any such statement is qualified by reference to the factors set forth above.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption "Market Risk Sensitive Instruments" in Part II, Item 7 on Pages 25-26 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                PAGE(S)
                                                                -------
Report of Independent Accountants...........................        34
Statement of Management Responsibility for Financial
  Statements................................................        35
CONSOLIDATED FINANCIAL STATEMENTS
  At December 31, 1998 and 1997:
  Consolidated Balance Sheets...............................     38-39
  For the years ended December 31, 1998, 1997 and 1996:
  Consolidated Statements of Operations.....................     36-37
  Consolidated Statements of Cash Flows.....................     40-41
  Consolidated Statements of Shareholders' Equity...........     42-43
  Notes to Consolidated Financial Statements................     44-74
SCHEDULES
  Schedules are omitted as not required or inapplicable or
  because the required information is provided in the
  consolidated financial statements, including the notes
  thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of The Dun & Bradstreet
Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note 1, present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed certain revenue recognition accounting policies in 1997.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 3, 1999

        STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of The Dun & Bradstreet Corporation:

Management has prepared and is responsible for the consolidated financial statements and related information that appear in Items 6 and 7 and on pages 36-74 of this Form 10-K. The consolidated financial statements, which include amounts based on the estimates of management, have been prepared in conformity with generally accepted accounting principles. Other financial information in this Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

Management believes that the Company's internal control systems provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

The independent accountants are engaged to conduct an audit of and render an opinion on the financial statements in accordance with generally accepted auditing standards. These standards include an assessment of the systems of internal controls and tests of transactions to the extent considered necessary by them to support their opinion.

The Board of Directors, through its Audit Committee consisting solely of outside directors of the Company, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. PricewaterhouseCoopers LLP and the internal auditors each have full and free access to the Audit Committee and meet with it regularly, with and without management.

                                              /s/ VOLNEY TAYLOR
                                              ----------------------------------
                                              Volney Taylor
                                              Chairman and Chief Executive
                                              Officer

                                              /s/ FRANK S. SOWINSKI
                                              ----------------------------------
                                              Frank S. Sowinski
                                              Senior Vice President and Chief
                                              Financial Officer

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                              1998              1997              1996
                                         ---------------   ---------------   ---------------
                                          DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA
RESULTS OF OPERATIONS
Operating Revenues.....................   $    1,934.5      $    1,811.0      $    1,782.5
Operating Costs........................          568.2             487.0             617.2
Selling and Administrative Expenses....          776.0             788.4             806.3
Depreciation and Amortization..........          141.6             131.9             140.6
Reorganization Costs...................           28.0                --             161.2
                                          ------------      ------------      ------------
Operating Income.......................          420.7             403.7              57.2
                                          ------------      ------------      ------------
Interest Income........................            6.4               1.8               4.4
Interest Expense.......................          (12.1)            (53.4)            (37.1)
Other Expense -- Net...................          (15.2)            (19.7)            (38.5)
                                          ------------      ------------      ------------
Non-Operating Expense -- Net...........          (20.9)            (71.3)            (71.2)
                                          ------------      ------------      ------------
Income (Loss) from Continuing
  Operations before Provision for
  Income Taxes.........................          399.8             332.4             (14.0)
Provision for Income Taxes.............          153.4             113.4             102.1
                                          ------------      ------------      ------------
Income (Loss) from Continuing
  Operations...........................          246.4             219.0            (116.1)
                                          ------------      ------------      ------------
Discontinued Operations:
  Income from Discontinued Operations,
     Net of Income Taxes of $22.5,
     $52.2 and $207.5 for 1998, 1997
     and 1996, respectively............           33.7              92.0             230.5
  Loss on Disposal, Net of Income Tax
     Benefit of $62.4 for 1996.........             --                --            (158.2)
                                          ------------      ------------      ------------
Income from Discontinued Operations....           33.7              92.0              72.3
                                          ------------      ------------      ------------
Income (Loss) before Cumulative Effect
  of Accounting Changes................          280.1             311.0             (43.8)
Cumulative Effect of Accounting
  Changes, Net of Income Tax Benefit of
  $87.7................................             --            (127.0)               --
                                          ------------      ------------      ------------
Net Income (Loss)......................   $      280.1      $      184.0      $      (43.8)
                                          ============      ============      ============

                                                      YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                              1998              1997              1996
                                         ---------------   ---------------   ---------------
                                          DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA
BASIC EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK
Continuing Operations..................   $       1.45      $       1.28      $       (.69)
Discontinued Operations................            .20               .54               .43
                                          ------------      ------------      ------------
Before Cumulative Effect of Accounting
  Changes..............................           1.65              1.82              (.26)
Cumulative Effect of Accounting
  Changes, Net of Income Tax Benefit...             --              (.74)               --
                                          ------------      ------------      ------------
       Basic Earnings (Loss) Per Share
          of Common Stock..............   $       1.65      $       1.08      $       (.26)
                                          ============      ============      ============
DILUTED EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK
Continuing Operations..................   $       1.44      $       1.27      $       (.69)
Discontinued Operations................            .19               .53               .43
                                          ------------      ------------      ------------
Before Cumulative Effect of Accounting
  Changes..............................           1.63              1.80              (.26)
Cumulative Effect of Accounting
  Changes, Net of Income Tax Benefit...             --              (.73)               --
                                          ------------      ------------      ------------
Diluted Earnings (Loss) Per Share of
  Common Stock.........................   $       1.63      $       1.07      $       (.26)
                                          ============      ============      ============
SHARE DATA
Weighted Average Number of Shares
  Outstanding -- Basic.................    169,492,000       170,765,000       170,017,000
                                          ============      ============      ============
Weighted Average Number of Shares
  Outstanding -- Diluted...............    171,703,000       172,552,000       170,017,000
                                          ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                               (DOLLAR AMOUNTS IN
                                                              MILLIONS, EXCEPT PER
                                                                  SHARE DATA)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents...................................  $   90.6    $   81.8
Accounts Receivable -- Net of Allowance of $39.0 in 1998 and
  $39.4 in 1997.............................................     445.2       454.5
Other Current Assets........................................     228.2       269.2
                                                              --------    --------
     Total Current Assets...................................     764.0       805.5
                                                              --------    --------
NON-CURRENT ASSETS:
Property, Plant and Equipment...............................     298.3       317.2
Prepaid Pension Costs.......................................     224.3       190.9
Computer Software...........................................     148.6       128.0
Goodwill....................................................     191.8       194.6
Other Non-Current Assets....................................     162.2       153.3
                                                              --------    --------
     Total Non-Current Assets...............................   1,025.2       984.0
                                                              --------    --------
Net Assets of Discontinued Operations.......................        --       296.5
                                                              --------    --------
Total Assets................................................  $1,789.2    $2,086.0
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes Payable...............................................  $   36.9    $  451.5
Accrued Income Taxes........................................     326.3         4.1
Other Accrued and Current Liabilities.......................     529.9       505.4
Unearned Subscription Income................................     459.6       573.5
                                                              --------    --------
     Total Current Liabilities..............................   1,352.7     1,534.5
                                                              --------    --------
Pension and Postretirement Benefits.........................     372.7       389.0
Other Non-Current Liabilities...............................     133.1       388.3

Minority Interest...........................................  301.7...       301.9
SHAREHOLDERS' EQUITY:
Preferred Stock, authorized -- 10,000,000 shares;
  $.01 par value per share -- 1998, outstanding -- none
  $1.00 par value per share -- 1997, outstanding -- none
Series Common Stock, authorized -- 10,000,000 shares;
  $.01 par value per share -- 1998, outstanding -- none
Common Stock, authorized -- 400,000,000 shares;
  $.01 par value per share -- 1998, issued -- 171,451,136
     shares.................................................       1.7          --
  $1.00 par value per share -- 1997, issued -- 188,420,996
     shares.................................................        --       188.4
Capital Surplus.............................................     251.1        80.2
Retained Earnings...........................................    (240.9)      367.7

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                               (DOLLAR AMOUNTS IN
                                                              MILLIONS, EXCEPT PER
                                                                  SHARE DATA)
Treasury Stock at cost:
  6,396,924 shares for 1998.................................    (168.1)         --
  17,853,652 shares for 1997................................        --      (964.0)
Cumulative Translation Adjustment...........................    (170.2)     (162.6)
Minimum Pension Liability...................................     (44.6)      (37.4)
                                                              --------    --------
     Total Shareholders' Equity.............................    (371.0)     (527.7)
                                                              --------    --------
Total Liabilities and Shareholders' Equity..................  $1,789.2    $2,086.0
                                                              ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                   1998        1997        1996
                                                  -------    --------    --------
                                                   (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)...............................  $ 280.1    $  184.0    $  (43.8)
Less: Income from Discontinued Operations.......     33.7        92.0        72.3
                                                  -------    --------    --------
Income (Loss) from Continuing Operations........    246.4        92.0      (116.1)
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
  Cumulative Effect of Accounting Changes, Net
     of Income Tax Benefit......................       --       127.0          --
  Depreciation and Amortization.................    141.6       131.9       140.6
  (Gain) Loss from Sale of Businesses, Net of
     Income Taxes...............................     (5.3)         --        68.2
  Decrease (Increase) in Notes Receivable.......      2.9        47.5       (55.3)
  Restructuring Payments........................       --          --       (39.4)
  Postemployment Benefit Payments...............    (16.3)      (30.6)      (50.3)
  Net Decrease (Increase) in Accounts
     Receivable.................................      5.0       (33.8)      (52.1)
  Deferred Income Taxes.........................    (49.2)        7.0        83.2
  Accrued Income Taxes..........................    317.8       (38.7)       16.2
  (Decrease) Increase in Long-Term
     Liabilities................................   (213.3)       38.7       105.4
  Increase in Other Long-Term Assets............    (18.9)         --          --
  Net (Increase) Decrease in Other Working
     Capital Items..............................   (100.1)       84.3        89.5
  Other.........................................     14.9       (45.3)      (10.0)
                                                  -------    --------    --------
Net Cash Provided by Operating Activities:
  Continuing Operations.........................    325.5       380.0       179.9
  Discontinued Operations.......................     16.7       120.4       152.1
                                                  -------    --------    --------
Net Cash Provided by Operating Activities.......    342.2       500.4       332.0
                                                  -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sales of Marketable Securities....     50.9        27.2        17.6
Payments for Marketable Securities..............    (50.4)      (27.1)       (2.4)
Proceeds from Sale of Businesses................     26.5          --        93.9
Capital Expenditures............................    (55.4)      (50.3)      (57.9)
Additions to Computer Software and Other
  Intangibles...................................    (91.7)      (78.8)      (94.1)
Net Cash (Used in) Provided by Investing
  Activities of Discontinued Operations.........     (3.1)      105.7      (180.5)
Other...........................................     18.5         7.4        13.3
                                                  -------    --------    --------
Net Cash Used in Investing Activities...........   (104.7)      (15.9)     (210.1)
                                                  -------    --------    --------

                                                     YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                   1998        1997        1996
                                                  -------    --------    --------
                                                   (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Dividends............................   (137.4)     (150.6)     (310.8)
Payments for Purchase of Treasury Shares........   (220.2)      (60.1)      (25.6)
Net Proceeds from Exercise of Stock Options.....     41.0        40.8        63.7
(Decrease) Increase in Commercial Paper
  Borrowings....................................   (385.7)      421.6      (405.0)
Increase in Minority Interest...................       --       300.0          --
(Decrease) Increase in Other Short-Term
  Borrowings....................................    (28.9)   (1,090.6)    1,116.2
Payment of Redeemable Partnership Interests.....       --          --      (575.0)
Proceeds from Debt Assumed by R.H. Donnelley....    500.0          --          --
Other...........................................      3.9         9.2        (1.1)
                                                  -------    --------    --------
Net Cash Used in Financing Activities...........   (227.3)     (529.7)     (137.6)
                                                  -------    --------    --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...................................     (1.4)        (.8)       (2.1)
                                                  -------    --------    --------
Increase (Decrease) in Cash and Cash
  Equivalents...................................      8.8       (46.0)      (17.8)
Cash and Cash Equivalents, Beginning of Year....     81.8       127.8       145.6
                                                  -------    --------    --------
Cash and Cash Equivalents, End of Year..........  $  90.6    $   81.8    $  127.8
                                                  =======    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (THREE YEARS ENDED DECEMBER 31, 1998)

                                      COMMON
                                      STOCK                                         CUMULATIVE
                                   ($1 AND $.01   CAPITAL   RETAINED    TREASURY    TRANSLATION
                                    PAR VALUE)    SURPLUS   EARNINGS      STOCK     ADJUSTMENT
                                   ------------   -------   ---------   ---------   -----------
                                       (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE, JANUARY 1, 1996.........    $ 188.4      $ 70.0    $ 2,184.5   $(1,107.3)    $(177.3)
Net Loss.........................                               (43.8)
Dividends Declared ($1.82
  per share).....................                              (310.8)
Stock Dividend to Shareholders of
  Cognizant and ACNielsen,
  Including 800,000
  Treasury Shares................                            (1,370.2)       49.5        79.8
Treasury Shares Reissued Under
  Stock Options and Deferred
  Compensation Plans
  (1,525,935)....................                    2.6                     59.0
Treasury Shares Reissued Under
  Restricted Stock Plan
  (16,410).......................                                             4.7
Treasury Shares Acquired
  (923,199)......................                                           (25.6)
Change in Cumulative Translation
  Adjustment.....................                                                       (55.8)
Unrealized Losses on
  Investments....................                                (3.0)
                                     -------      ------    ---------   ---------     -------
Total Comprehensive Loss.........
BALANCE, DECEMBER 31, 1996.......      188.4        72.6        456.7    (1,019.7)     (153.3)
                                     -------      ------    ---------   ---------     -------
Net Income.......................                               184.0
Dividends Declared ($1.10 per
  share, see Note 1).............                              (188.1)
Adjustment to Stock Dividend to
  Shareholders of Cognizant and
  ACNielsen......................                               (11.3)
Treasury Shares Reissued Under
  Stock Options and Deferred
  Compensation Plans
  (2,010,091)....................                    7.6        (72.4)      115.6
Treasury Shares Reissued Under
  Restricted Stock Plan
  (20,884).......................                                              .2
Treasury Shares Acquired
  (2,271,851)....................                                           (60.1)
Change in Cumulative Translation
  Adjustment.....................                                                        (9.3)
Minimum Pension Liability
  Adjustment.....................
Unrealized Losses on
  Investments....................                                (1.2)
                                     -------      ------    ---------   ---------     -------
Total Comprehensive Income.......
BALANCE, DECEMBER 31, 1997.......      188.4        80.2        367.7      (964.0)     (162.6)
                                     -------      ------    ---------   ---------     -------


                                    MINIMUM         TOTAL       COMPREHENSIVE
                                    PENSION     SHAREHOLDERS'      INCOME
                                   LIABILITY       EQUITY          (LOSS)
                                   ----------   -------------   -------------
                                   (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE, JANUARY 1, 1996.........    $   --       $ 1,158.3
Net Loss.........................                     (43.8)       $ (43.8)
Dividends Declared ($1.82
  per share).....................                    (310.8)
Stock Dividend to Shareholders of
  Cognizant and ACNielsen,
  Including 800,000
  Treasury Shares................                  (1,240.9)
Treasury Shares Reissued Under
  Stock Options and Deferred
  Compensation Plans
  (1,525,935)....................                      61.6
Treasury Shares Reissued Under
  Restricted Stock Plan
  (16,410).......................                       4.7
Treasury Shares Acquired
  (923,199)......................                     (25.6)
Change in Cumulative Translation
  Adjustment.....................                     (55.8)         (55.8)
Unrealized Losses on
  Investments....................                      (3.0)          (3.0)
                                     ------       ---------        -------
Total Comprehensive Loss.........                                  $(102.6)
BALANCE, DECEMBER 31, 1996.......        --          (455.3)
                                     ------       ---------        =======
Net Income.......................                     184.0        $ 184.0
Dividends Declared ($1.10 per
  share, see Note 1).............                    (188.1)
Adjustment to Stock Dividend to
  Shareholders of Cognizant and
  ACNielsen......................                     (11.3)
Treasury Shares Reissued Under
  Stock Options and Deferred
  Compensation Plans
  (2,010,091)....................                      50.8
Treasury Shares Reissued Under
  Restricted Stock Plan
  (20,884).......................                        .2
Treasury Shares Acquired
  (2,271,851)....................                     (60.1)
Change in Cumulative Translation
  Adjustment.....................                      (9.3)          (9.3)
Minimum Pension Liability
  Adjustment.....................     (37.4)          (37.4)         (37.4)
Unrealized Losses on
  Investments....................                      (1.2)          (1.2)
                                     ------       ---------        -------
Total Comprehensive Income.......                                  $ 136.1
BALANCE, DECEMBER 31, 1997.......     (37.4)         (527.7)
                                     ------       ---------        =======

                                      COMMON
                                      STOCK                                         CUMULATIVE
                                   ($1 AND $.01   CAPITAL   RETAINED    TREASURY    TRANSLATION
                                    PAR VALUE)    SURPLUS   EARNINGS      STOCK     ADJUSTMENT
                                   ------------   -------   ---------   ---------   -----------
                                       (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Dollar Par Common Stock:
  Treasury Shares Reissued Under
    Stock Options and Deferred
    Compensation Plans
    (1,514,773)..................                               (52.6)       85.3
  Treasury Shares Acquired
    (790,800)....................                                           (27.2)
Stock Dividend to Shareholders of
  R.H. Donnelley.................                               183.5
Adjustment to Penny Par Value....     (169.6)      169.6
Recapitalization.................      (17.1)         .5       (889.3)      905.9
Net Income.......................                               280.1
Dividends Declared ($.775 per
  share).........................                              (130.4)
Penny Par Common Stock:
  Treasury Shares Reissued Under
    Stock Options and Deferred
    Compensation Plans
    (837,232)....................                   (1.3)                    24.3
  Treasury Shares Earned Under
    Restricted Stock Plan
    (5,595)......................                                              .6
  Treasury Shares Acquired
    (7,239,751)..................                                          (193.0)
  Common Shares Issued Under
    Stock Options and Restricted
    Stock Plan (159,819).........                    2.1
Change in Cumulative Translation
  Adjustment.....................                                                        (7.6)
Minimum Pension Liability
  Adjustment.....................
Unrealized Gains on
  Investments....................                                  .1
                                     -------      ------    ---------   ---------     -------
Total Comprehensive Income.......
BALANCE, DECEMBER 31, 1998.......    $   1.7      $251.1    $  (240.9)  $  (168.1)    $(170.2)
                                     =======      ======    =========   =========     =======


                                    MINIMUM         TOTAL       COMPREHENSIVE
                                    PENSION     SHAREHOLDERS'      INCOME
                                   LIABILITY       EQUITY          (LOSS)
                                   ----------   -------------   -------------
                                   (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
Dollar Par Common Stock:
  Treasury Shares Reissued Under
    Stock Options and Deferred
    Compensation Plans
    (1,514,773)..................                      32.7
  Treasury Shares Acquired
    (790,800)....................                     (27.2)
Stock Dividend to Shareholders of
  R.H. Donnelley.................                     183.5
Adjustment to Penny Par Value....                        --
Recapitalization.................                        --
Net Income.......................                     280.1        $ 280.1
Dividends Declared ($.775 per
  share).........................                    (130.4)
Penny Par Common Stock:
  Treasury Shares Reissued Under
    Stock Options and Deferred
    Compensation Plans
    (837,232)....................                      23.0
  Treasury Shares Earned Under
    Restricted Stock Plan
    (5,595)......................                        .6
  Treasury Shares Acquired
    (7,239,751)..................                    (193.0)
  Common Shares Issued Under
    Stock Options and Restricted
    Stock Plan (159,819).........                       2.1
Change in Cumulative Translation
  Adjustment.....................                      (7.6)          (7.6)
Minimum Pension Liability
  Adjustment.....................      (7.2)           (7.2)          (7.2)
Unrealized Gains on
  Investments....................                        .1             .1
                                     ------       ---------        -------
Total Comprehensive Income.......                                  $ 265.4
BALANCE, DECEMBER 31, 1998.......    $(44.6)      $  (371.0)
                                     ======       =========        =======

The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Tabular dollar amounts in millions, except per share data

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include those of The Dun & Bradstreet Corporation (the "Company") and its subsidiaries and investments in which the Company has a controlling interest. Investments in companies over which the Company has significant influence but not a controlling interest are carried on an equity basis. The effects of all significant intercompany transactions have been eliminated.

The financial statements of subsidiaries outside the United States and Canada reflect a fiscal year ended November 30 to facilitate timely reporting of the Company's consolidated financial results.

As discussed more thoroughly in Note 2, R.H. Donnelley Corporation, Cognizant Corporation ("Cognizant"), ACNielsen Corporation ("ACNielsen"), Dun & Bradstreet Software ("DBS") and NCH Promotional Services ("NCH") are presented as discontinued operations.

CASH EQUIVALENTS. Marketable securities that mature within 90 days of purchase date are considered cash equivalents and are stated at cost, which approximates fair value.

MARKETABLE SECURITIES. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities at December 31, 1998 and 1997, are classified as "available for sale" and are reported at fair value, with net unrealized gains and losses reported in shareholders' equity.

The fair value of current and non-current marketable securities was estimated based on quoted market prices. Realized gains and losses on marketable securities are determined on the specific identification method.

The Company's marketable securities, $49.7 million and $53.0 million at December 31, 1998 and 1997, respectively, consisted primarily of debt securities of the U.S. Government and its agencies.

PROPERTY, PLANT AND EQUIPMENT. Buildings, machinery and equipment are depreciated principally using the straight-line method over a period of three to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

COMPUTER SOFTWARE, GOODWILL AND INTANGIBLE ASSETS. Certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Effective January 1, 1999, the Company will adopt Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative, and training costs are not to be capitalized. During 1998, the Company capitalized approximately $10 million of costs incurred in developing internal-use software which would not be capitalized in the future. Costs in connection with business process reengineering are expensed as incurred. Other

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES intangibles result from acquisitions and database enhancements. Computer software and other intangibles are being amortized, using principally the straight-line method, over three to five years and five to 15 years, respectively. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over five to 40 years.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such an impairment loss is then based on the fair value of the asset.

At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of such comparison. The recognition and measurement of goodwill impairment is assessed at the business-unit level.

REVENUE RECOGNITION. The Company recognizes revenue as services are performed, information is delivered, and products and services are used by its customers. Amounts billed for service and subscriptions are credited to unearned subscription income and reflected in operating revenues as used over the subscription term, which is generally one year.

ACCOUNTING CHANGES. Effective January 1, 1997, the Company changed its revenue recognition method for its Credit Information Services business to recognize revenue as products and services are used by its customers. Previously, the Company recognized revenue ratably over the contract period. This change is consistent with the Company's change in focus from a sales contract basis to a product usage basis in order to drive revenue growth and increase customer satisfaction. Additionally, the Company changed its revenue recognition method for its Moody's Investors Service ("Moody's") business to recognize revenue over the service period from previously recognizing revenues and costs at the time of billing. In the opinion of management, these accounting changes bring revenue recognition methods more in line with the economics of the business and provide a better measure of operating results.

In accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," the cumulative effect of changing the accounting for certain of the Company's revenue recognition policies resulted in a pre-tax non-cash charge of $214.7 million ($127.0 million after-tax or $.74 per share basic, $.73 per share diluted). On a pro-forma basis, these changes would have increased 1996 net income by $3.1 million. The impact on basic and diluted earnings per share would have been an increase in 1996 of $.02 per share.

FOREIGN CURRENCY TRANSLATION. For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES translated using average exchange rates for the year. For these countries, currency translation adjustments are accumulated in a separate component of shareholders' equity, whereas realized transaction gains and losses are recognized in other expense -- net. For operations in countries that are considered to be highly inflationary, where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are translated using end-of-year exchange rates, and nonmonetary accounts are translated using historical exchange rates. Translation and transaction gains of $1.0 million in 1998 and $.9 million in 1997 and losses of $.9 million in 1996 are recognized in other expense -- net.

EARNINGS PER SHARE OF COMMON STOCK. In accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"), basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.

FINANCIAL INSTRUMENTS. At times, the Company uses forward foreign exchange contracts and interest rate swaps to hedge existing assets, liabilities and firm commitments. The Company does not use any derivatives for trading or speculative purposes.

Gains and losses on forward foreign exchange contracts that qualify as hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments are also deferred and are recognized in income or as adjustments of carrying amounts when the hedged transactions occur. For forward foreign exchange contracts, the risk reduction is assessed on a transaction basis, and contract amounts and terms are matched to existing intercompany transactions.

The Company has in the past used interest rate swaps to hedge interest rate risk on commercial paper. Settlement accounting is accorded to the swaps that have contractual, periodic payment terms considered to be aligned to the expected future commercial paper issuances. Periodic swap payments and receipts under interest rate swaps are recorded as part of interest expense. Neither the swap contracts nor the gains or losses on these contracts, which are designated and effective as hedges, are recognized in the financial statements.

If a hedging instrument is sold or terminated prior to maturity, gains and losses will continue to be deferred until the hedged item is recognized in income. If a hedging instrument ceases to qualify for settlement accounting, any subsequent gains and losses are recognized currently in income.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Estimates are used in the determination of allowances for doubtful accounts, depreciation and amortization, computer software, employee benefits plans, taxes and contingencies, among others.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

RECLASSIFICATIONS AND RESTATEMENT. As discussed in Note 2, the consolidated financial statements have been reclassified to identify separately the results of operations, net assets and cash flows of the Company's discontinued operations. In addition, certain prior-year amounts have been reclassified to conform to the 1998 presentation.

The Company restated retained earnings and dividends payable at December 31, 1997, to record dividends declared December 17, 1997, to be paid March 10, 1998, to shareholders of record on February 20, 1998, in the amount of $37.5 million. This restatement has no impact on results of operations or cash flows.

NOTE 2  REORGANIZATION AND DISCONTINUED OPERATIONS

Pursuant to APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations, the companies that comprised the Company's Directory Information Services business segment as a result of the 1998 Distribution and the companies that comprised the Company's Marketing Information Services, Software Services and Other Business Services business segments as a result of the 1996 Distribution.

1998 DISTRIBUTION

On June 30, 1998, The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies -- The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "1998 Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's and Dun & Bradstreet, the operating company ("D&B"). The new entity is now known as "The Dun & Bradstreet Corporation" and the continuing entity (i.e., Old D&B), consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name to R.H. Donnelley Corporation ("Donnelley"). Due to the relative significance of the new entity, the transaction has been accounted for as a reverse spin-off and, as such, Moody's and D&B have been classified as continuing operations and Donnelley and DonTech have been classified as discontinued operations. On June 3, 1998, following receipt of a ruling from the Internal Revenue Service that the transaction would be tax-free to Old D&B and its U.S. shareholders, the Board of Directors of Old D&B declared a dividend distribution to shareholders of record on June 17, 1998, consisting of one share of New D&B for each share of Old D&B common stock held as of the record date. The 1998 Distribution was effected on June 30, 1998, and resulted in an increase to shareholders' equity of $188.5 million. During the fourth quarter of 1998, adjustments to the dividend of $5.0 million were recorded, primarily as a result of employee benefits plan revisions.

For purposes of governing certain of the ongoing relationships between the Company and Donnelley following the 1998 Distribution, the companies entered into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Agreement, Shared Transaction Services Agreement, Data Services Agreement and Transition Services Agreements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

For financial reporting purposes, the assets and liabilities of the Directory Information Services segment have been separately classified on the balance sheet as "Net Assets of Discontinued Operations." A summary of these assets and liabilities at December 31, 1997, was as follows:

Current assets..............................................  $ 92.7
Total assets................................................   362.3
Current liabilities.........................................    64.6
Total liabilities...........................................    65.8
Net assets of discontinued operations.......................   296.5

The net operating results of the Directory Information Services segment have been reported in the caption "Income from Discontinued Operations," in the consolidated statements of operations. Summarized operating results for the Directory Information Services segment for the years ended December 31 were as follows:

                                               1998      1997      1996
                                              ------    ------    ------
Operating revenues..........................  $107.8    $343.4    $377.6
Income before provision for income taxes....    56.2     144.2     141.1
Net income..................................    33.7      92.0      89.5

1996 DISTRIBUTION

On November 1, 1996, the company then known as The Dun & Bradstreet Corporation reorganized into three publicly traded independent companies by spinning off through a tax-free distribution two of its businesses to shareholders (the "1996 Distribution"). The 1996 Distribution resulted in the following three companies:
1) Old D&B, consisting of D&B, Moody's and Donnelley; 2) ACNielsen; and 3) Cognizant, consisting of IMS International, Inc., Gartner Group, Nielsen Media Research, Pilot Software, Cognizant Technology Solutions Corporation, Cognizant Enterprises and Erisco. During 1998, Cognizant further separated into two new companies, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). In connection with the 1996 Distribution, DBS and NCH were sold. On October 10, 1996, following receipt of a ruling from the Internal Revenue Service that the transaction would be tax-free to the Company and its U.S. shareholders, the Company's Board of Directors declared a dividend distribution to shareholders of record on October 21, 1996, consisting of one share of Cognizant common stock for each share of the Company's common stock and one share of ACNielsen common stock for every three shares of the Company's common stock held on such record date. The 1996 Distribution was effected on November 1, 1996. These transactions resulted in a non-cash dividend that reduced shareholders' equity by $1,240.9 million. During 1997, adjustments to the dividend of $11.3 million were recorded, primarily as a result of employee benefits plan revisions.

For purposes of governing certain of the ongoing relationships among the Company, Cognizant and ACNielsen as a result of the 1996 Distribution, the three new companies entered into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Indemnity and Joint Defense Agreement,

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

Intellectual Property Agreement, Shared Transaction Services Agreement, Data Services Agreement and Transition Services Agreement. These agreements set forth the principles to be applied in allocating certain related costs and specified portions of contingent liabilities to be shared if certain amounts are exceeded (see Note 13 -- Contingencies). Pursuant to their separation, IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the 1996 agreements.

The net operating results of the Company's Marketing Information Services, Software Services and Other Business Services business segments have been included in the consolidated statements of operations in the caption "Income from Discontinued Operations." These segments included the companies that made up Cognizant and ACNielsen, along with DBS and NCH. Summarized operating results for those discontinued operations for the year ended December 31, 1996, were as follows:

Operating revenues..........................................  $2,761.6
Income before provision for income taxes....................     297.0
Net income..................................................     141.0

The Company completed the sale of DBS on November 1, 1996, for proceeds of $191.3 million, including a note of $41.2 million, resulting in a pre-tax loss of $220.6 million ($158.2 million after-tax). Pursuant to the Distribution Agreement, the cash proceeds from the sale were transferred to Cognizant. During the third quarter of 1997, cash was received from the buyer to satisfy the note receivable, which was due in May 1998.

The sale of NCH was completed on December 31, 1996. Pursuant to the Distribution Agreement, the proceeds of $20.5 million from the sale of NCH, which included a note of $8.5 million, were transferred to Cognizant. At December 31, 1996, the Company recorded a receivable of $20.5 million from the buyer of NCH and a corresponding payable to Cognizant. These transactions were settled in January 1997. The Company did not incur a gain or loss on the sale.

Also included in 1996 results, within discontinued operations, are tax costs allocated to discontinued operations of $49.1 million.

NOTE 3  NON-RECURRING ITEMS

In July 1998, the Company sold Financial Information Services, the financial publishing unit of Moody's. The Company received $26.5 million of cash proceeds and recorded within other expense -- net a pre-tax gain of $9.6 million on the transaction. Also in 1998, the Company incurred pre-tax expenses of $28.0 million in connection with the separation of Donnelley (primarily professional fees of $19.1 million and costs resulting from the termination of interest rate swaps of $8.9 million).

The 1996 results for the Company reflect after-tax non-recurring charges of $262.3 million, incurred as a result of the 1996 Distribution and the sale of American Credit Indemnity ("ACI"). Of the $262.3 million, $229.4 million was recorded in pre-tax income and a net tax cost of $32.9 million was recorded in the provision for income taxes. The $229.4 million represents reorganization costs of $161.2 million (professional and consulting fees of $75.0 million and settlement of executive compensation plans and retention bonuses of

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

$86.2 million) and $68.2 million resulting from the losses incurred on the sale of ACI completed in October 1996.

NOTE 4  RECONCILIATION OF WEIGHTED AVERAGE SHARES

                                                    1998       1997       1996
                                                   -------    -------    -------
                                                     (SHARE DATA IN THOUSANDS)
Weighted Average Number of Shares -- Basic.......  169,492    170,765    170,017
Dilutive effect of shares issuable under stock
  options, restricted stock and performance share
  plans..........................................    2,017      1,629         --
Adjustment of shares applicable to stock options
  exercised during the period and performance
  share plans....................................      194        158         --
                                                   -------    -------    -------
Weighted Average Number of Shares -- Diluted.....  171,703    172,552    170,017
                                                   =======    =======    =======

As required by SFAS No. 128, the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. The exercise of potentially dilutive shares has not been assumed for the year ended December 31, 1996, since the result is antidilutive. Options to purchase 3.4 million and 3.1 million shares of common stock were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

Upon the 1998 Distribution, employees of the Company were granted substitute options, preserving the economic value, as closely as possible, of the options that existed immediately prior to the 1998 Distribution and any awards or options held by them in respect of Donnelley were canceled.

NOTE 5  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

The Company uses forward foreign exchange contracts and in the past has used interest rate swap agreements to reduce exposure to fluctuations in foreign exchange rates and interest. The Company does not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 1998 and 1997, in management's opinion there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. The Company controls its exposure to credit risk through monitoring procedures.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

FOREIGN EXCHANGE

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company follows a policy of hedging substantially all cross-border intercompany transactions denominated in a currency other than the functional currency applicable to each of its various subsidiaries. The financial instruments used to hedge these cross-border intercompany transactions are forward foreign exchange contracts with maturities of six months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, German mark and Swedish krona. The gains and losses on these forward contracts are recorded to income or expense and are essentially offset by the gains and losses on the underlying foreign currency transactions.

At December 31, 1998 and 1997, the Company had approximately $117 million of forward foreign exchange contracts outstanding with various expiration dates through March 1999 and March 1998, respectively. At December 31, 1998, unrealized gains on these contracts were $.9 million and the unrealized losses were $.4 million. At December 31, 1997, unrealized gains on these contracts were $1.5 million and the unrealized losses were $.4 million.

INTEREST RATE SWAP AGREEMENTS

In the past, the Company has entered into interest rate swap agreements to manage exposure to changes in interest rates. Interest rate swaps allowed the Company to raise funds at floating rates and effectively swap them into fixed rates that were lower than those available to it if fixed-rate borrowings were to be made directly.

In connection with the 1998 Distribution and repayment of outstanding notes payable, Old D&B canceled all of its interest rate swap agreements (which fixed interest rates on $300.0 million of variable rate debt through January 2005) and recorded into income the previously unrecognized fair value loss at the time of termination. At the time of the cancellation, the fair value of the interest rate swaps was a loss of $12.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) had been recognized in income relating to swaps which did not qualify for settlement accounting. The previously unrecognized loss of $8.9 million was recorded during the second quarter of 1998 and included in reorganization costs.

The following table indicates the type of swaps that were in use at December 31, 1997, and their weighted average interest rates.

Variable to fixed swaps --
     Notional amount........................................  $300.0
     Average pay (fixed) rate...............................    6.84%
     Average receive (variable) rate........................    5.75%

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTE 6  PENSION AND POSTRETIREMENT BENEFITS

                                                                 POSTRETIREMENT
                                         PENSION PLANS              BENEFITS
                                     ----------------------    ------------------
                                       1998         1997        1998       1997
                                     ---------    ---------    -------    -------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at January 1....  $(1,227.3)   $(1,097.1)   $(216.6)   $(196.6)
Service cost.......................      (18.2)       (18.4)      (2.8)      (3.5)
Interest cost......................      (82.6)       (83.4)     (14.3)     (14.6)
Benefits paid......................       93.8         87.1       17.7       17.5
Impact of 1998 Distribution........       41.4           --        6.1         --
Plan amendment.....................         --         (9.1)        --         --
Actuarial gain.....................      (43.3)      (106.4)      (1.3)     (17.2)
Plan participant contributions.....         --           --       (2.8)      (2.2)
                                     ---------    ---------    -------    -------
Benefit obligation at December
  31...............................  $(1,236.2)   $(1,227.3)   $(214.0)   $(216.6)
                                     =========    =========    =======    =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  January 1........................  $ 1,330.2    $ 1,145.4    $    --    $    --
Actual return on plan assets.......      264.3        243.8         --         --
Employer contribution..............       25.3         28.1       14.9       15.3
Impact of 1998 Distribution........      (60.9)          --         --         --
Plan participant contributions.....         --           --        2.8        2.2
Benefits paid......................      (93.8)       (87.1)     (17.7)     (17.5)
                                     ---------    ---------    -------    -------
Fair value of plan assets at
  December 31......................  $ 1,465.1    $ 1,330.2    $    --    $    --
                                     =========    =========    =======    =======
RECONCILIATION OF FUNDED STATUS TO
  TOTAL AMOUNT RECOGNIZED
Funded status of plan..............  $   228.9    $   102.9    $(214.0)   $(216.6)
Unrecognized actuarial (gain)
  loss.............................     (112.1)        (3.6)      18.8       18.0
Unrecognized prior service cost....       29.6         33.8       (2.7)      (7.2)
Unrecognized net transition
  asset............................      (24.3)       (35.5)        --         --
                                     ---------    ---------    -------    -------
Net amount recognized..............  $   122.1    $    97.6    $(197.9)   $(205.8)
                                     =========    =========    =======    =======

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                                 POSTRETIREMENT
                                         PENSION PLANS              BENEFITS
                                     ----------------------    ------------------
                                       1998         1997        1998       1997
                                     ---------    ---------    -------    -------
AMOUNTS RECOGNIZED IN THE
  CONSOLIDATED BALANCE SHEETS
Prepaid pension costs..............  $   224.3    $   190.9    $    --    $    --
Net assets of discontinued
  operations.......................         --          9.5         --      (10.7)
Pension and postretirement
  benefits.........................     (167.7)      (165.4)    (197.9)    (195.1)
Intangible assets..................       20.9         25.2         --         --
Minimum pension liability..........       44.6         37.4         --         --
                                     ---------    ---------    -------    -------
Net amount recognized..............  $   122.1    $    97.6    $(197.9)   $(205.8)
                                     =========    =========    =======    =======

1997 benefit obligations and plan assets include amounts attributable to Donnelley. The net amount recognized attributable to Donnelley has been included in the net assets of discontinued operations.

The benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $185.9 million and $167.7 million, respectively, in 1998, and $183.7 million and $165.4 million, respectively, in 1997. Grantor trusts are used to fund these obligations. At December 31, 1998 and 1997, the balance of those trusts was $46.9 million and $49.8 million, respectively.

                                 PENSION PLANS            POSTRETIREMENT BENEFITS
                          ----------------------------    -----------------------
                           1998       1997       1996     1998     1997     1996
                          -------    -------    ------    -----    -----    -----
COMPONENTS OF NET
  PERIODIC (INCOME) COST
Service cost............  $  18.2    $  18.4    $ 34.8    $ 2.8    $ 3.5    $ 5.9
Interest cost...........     82.6       83.4      87.4     14.3     14.6     15.4
Expected return on plan
  assets................   (109.4)    (100.9)   (107.1)      --       --       --
Amortization of
  transition
  obligation............      3.1        1.6      10.1       --       --       --
Amortization of prior
  service cost..........      4.4        4.5       3.8     (4.4)    (4.5)    (5.0)
Recognized actuarial
  gain..................    (10.4)     (10.5)    (12.7)      --       --       .2
                          -------    -------    ------    -----    -----    -----
Net periodic (income)
  cost..................  $ (11.5)   $  (3.5)   $ 16.3    $12.7    $13.6    $16.5
                          =======    =======    ======    =====    =====    =====
1997 net periodic cost includes expense attributable to discontinued operations of $1.0 million and $1.7 million for pension plans and postretirement plans, respectively. 1996 net periodic cost includes expense attributable to discontinued operations of $11.5 million and $6.3 million for pension plans and postretirement plans, respectively.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                 PENSION PLANS            POSTRETIREMENT BENEFITS
                          ----------------------------    -----------------------
                           1998       1997       1996     1998     1997     1996
                          -------    -------    ------    -----    -----    -----
ASSUMPTIONS AS OF
  DECEMBER 31
Discount rate...........     6.75%      7.00%     7.75%    6.75%    7.00%    7.75%
Expected return on plan
  assets................     9.75       9.70      9.75       --       --       --
Rate of compensation
  increase..............     3.91       4.46      5.15     3.91     4.46     5.15
Cash balance
  accumulation
  conversion rate.......     5.50       5.75        --       --       --       --

For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health-care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% for 2021 and remain at that level thereafter.

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in the assumed health-care cost trend rates would have the following effects:

                                                            1% POINT
                                                      --------------------
                                                      INCREASE    DECREASE
                                                      --------    --------
Benefit obligation at end of year...................   $18.5       $(16.9)
Service cost plus interest cost.....................     1.4         (1.3)

PROFIT PARTICIPATION PLAN

The Company also has a profit participation plan covering substantially all U.S. employees, which provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay. The Company contributes an amount equal to 50% of employee contributions, up to 6% of the employee's pay. The Company also makes contributions to the plan if certain objectives are met, based on performance over a two-year period. The Company recognized expense associated with the plan of $16.4 million, $13.3 million and $9.5 million in 1998, 1997 and 1996, respectively.

NOTE 7  EMPLOYEE STOCK PLANS

Under its 1998 Key Employees' Stock Incentive Plan, the Company has granted options to certain associates to purchase shares of its common stock at the market price on the date of the grant. Options granted under the plan vest 100% after five years with the opportunity for accelerated vesting if certain conditions are met. These options expire 10 years from the date of the grant. The 1998 Key Employees Stock Incentive Plan, adopted upon the 1998 Distribution, provides for the granting of up to 16.5 million shares.

At the 1998 Distribution date, employees of the Company were granted substitute options and other equity-based awards (under the 1998 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

Based Awards), preserving the economic value, as closely as possible, of the awards that existed immediately prior to the 1998 Distribution, and any awards held by them in respect of Donnelley were surrendered. For employees of Donnelley, awards were adjusted immediately following the 1998 Distribution to preserve, as closely as possible, the economic value of the awards that existed immediately prior to the 1998 Distribution. The remaining holders of unexercised options, including retirees and certain other former employees of the Company, were offered the choice of converting their options to the Company's or continuing to hold Donnelley options.

In November 1996, in conjunction with the 1996 Distribution, those individuals who became employees of Cognizant or ACNielsen were granted substitute awards in the stock of their new employer, and any stock awards or options held by them in respect of the Company were reflected as surrendered in the table on Page 57. For the remaining holders of unexercised options, including employees of the Company, retirees and certain other former employees of the Company, the number of shares subject to options and the option exercise price were adjusted immediately following the 1996 Distribution to preserve, as closely as possible, the economic value of the options that existed prior to the 1996 Distribution, pursuant to the plans.

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 (excluding awards granted to employees of discontinued operations) consistent with the provisions of SFAS No. 123, the Company's income (loss) from continuing operations and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below:

                                                      1998      1997      1996
                                                     ------    ------    -------
Income (loss) from continuing operations
  As reported......................................  $246.4    $219.0    $(116.1)
  Pro-forma........................................  $240.1    $215.4    $(119.7)
Basic earnings (loss) per share of common stock
  from continuing operations
  As reported......................................  $ 1.45    $ 1.28    $  (.69)
  Pro-forma........................................  $ 1.42    $ 1.26    $  (.70)
Diluted earnings (loss) per share of common stock
  from continuing operations
  As reported......................................  $ 1.44    $ 1.27    $  (.69)
  Pro-forma........................................  $ 1.40    $ 1.25    $  (.70)

The pro-forma disclosures shown are not representative of the effects on income
(loss) and earnings (loss) per share in future years.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                 AFTER 1996
                                       CONVERSION      PRIOR TO                 DISTRIBUTION     PRIOR TO
                        AFTER 1998      AT 1998          1998                     AND FOR          1996
                       DISTRIBUTION   DISTRIBUTION   DISTRIBUTION     1997       CONVERSION    DISTRIBUTION
                       ------------   ------------   ------------   ---------   ------------   ------------
Expected dividend
  yield..............       2.75%          2.75%           3.3%          3.3%         3.7%           4.7%
Expected stock
  volatility.........         20%            20%            20%           20%          17%            15%
Risk-free interest
  rate...............       5.38%          5.42%          5.53%         5.73%        5.85%          6.08%
Expected holding
  period.............   6.0 years      2.3 years      4.5 years     4.5 years    4.5 years      5.0 years

Options outstanding at December 31, 1998, were originally granted during the years 1989 through 1998 and are exercisable over periods ending not later than 2008. At December 31, 1998, 1997 and 1996, options for 8,527,343 shares,
8,133,155 shares and 8,313,166 shares of common stock, respectively, were exercisable and 12,427,373 shares, 1,450,195 shares and 4,240,772 shares, respectively, were available for future grants under the plans.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

Changes in stock options for the three years ended December 31, 1998, are summarized as follows:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                            SHARES      PRICE ($)
                                                          ----------    ---------
Options outstanding at January 1, 1996..................   9,147,728      55.90
  Granted...............................................      10,704      60.25
  Exercised.............................................    (977,042)     51.09
  Surrendered or expired................................    (689,297)     59.10
                                                          ----------
Options outstanding at October 31, 1996.................   7,492,093      56.23
Attributable to 1996 Distribution.......................  (2,958,686)     57.08
                                                          ----------
Options outstanding at October 31, 1996.................   4,533,407      55.68
                                                          ==========
Options converted at November 1, 1996...................  11,958,980      21.10
  Granted...............................................   4,452,250      22.96
  Exercised.............................................    (543,354)     21.02
  Surrendered or expired................................    (451,416)     22.87
                                                          ----------
Options outstanding at December 31, 1996................  15,416,460      21.59
  Granted...............................................   3,151,980      30.01
  Exercised.............................................  (2,008,234)     20.38
  Surrendered or expired................................    (840,878)     22.97
                                                          ----------
Options outstanding at December 31, 1997................  15,719,328      23.36
  Granted...............................................      87,390      32.84
  Exercised.............................................  (1,305,111)     20.77
  Surrendered or expired................................    (336,444)     24.53
                                                          ----------
Options outstanding at June 30, 1998....................  14,165,163      23.63
Attributable to 1998 Distribution.......................  (1,206,985)     24.78
                                                          ----------
Options outstanding at June 30, 1998....................  12,958,178      23.52
                                                          ==========
Options converted at July 1, 1998.......................  13,734,489      22.19
  Granted...............................................   4,171,907      32.47
  Exercised.............................................  (1,095,003)     18.84
  Surrendered or expired................................    (432,396)     26.35
                                                          ----------
Options outstanding at December 31, 1998................  16,378,997      24.92
                                                          ==========

The weighted average fair value of options granted during 1998, 1997 and 1996 was $7.13, $5.52 and $3.61, respectively.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at December 31, 1998:

                                STOCK OPTIONS OUTSTANDING               STOCK OPTIONS
                          --------------------------------------         EXERCISABLE
                                         WEIGHTED                   ----------------------
                                          AVERAGE      WEIGHTED                  WEIGHTED
                                         REMAINING      AVERAGE                   AVERAGE
                                        CONTRACTUAL    EXERCISE                  EXERCISE
RANGE OF EXERCISE PRICES    SHARES         LIFE        PRICE ($)     SHARES      PRICE ($)
------------------------  ----------    -----------    ---------    ---------    ---------
$14.84-$23.35.........     9,548,923     5.9 years       20.71      7,859,474      20.49
$24.00-$34.22.........     6,830,074     9.3 years       30.82        667,869      28.37
                          ----------                                ---------
                          16,378,997                                8,527,343
                          ==========                                =========

The plans also provide for the granting of stock appreciation rights and limited stock appreciation rights in tandem with stock options to certain key employees. Upon the 1998 Distribution, the Old D&B stock appreciation rights and limited stock appreciation rights were adjusted or converted in substantially the same manner as the unexercised Old D&B stock options. At December 31, 1998, there were 30,400 stock appreciation rights and 1,518,215 limited stock appreciation rights ("LSARs") attached to stock options, which are exercisable only if, and to the extent that, the related option is exercisable and, in the case of LSARs, only upon the occurrence of specified contingent events.

Upon the 1998 Distribution, Old D&B restricted stock which had been granted to key associates of the Company under the 1989 Key Employees Restricted Stock Plan was forfeited and replaced with New D&B stock, preserving the economic value that existed immediately prior to the 1998 Distribution. During 1998, no new awards of restricted stock were granted and 36,620 shares were replaced. During 1997 and 1996, restricted share grants of 20,000 and 19,779, respectively, were awarded under the plan. Forfeitures in 1996 totaled 6,877 shares. There were no forfeitures during 1998 and 1997. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant and the cost is charged to compensation expense ratably.

Under the 1998 Key Employees' Stock Incentive Plan, key associates may be granted shares of the Company's stock based on the achievement of two-year revenue growth goals or other key operating objectives, where appropriate. At the end of the performance period, Company performance at target will yield the targeted amount of shares, whereas Company performance above or below target will yield larger or smaller share awards, respectively. Awards that were outstanding at the 1998 Distribution were canceled and replaced, preserving the economic value that existed prior to the 1998 Distribution. Recorded in selling and administrative expenses was compensation expense of $16.0 million and $14.6 million in 1998 and 1997, respectively, for the plans.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTE 8  INCOME TAXES

Income before provision for income taxes consisted of:

                                               1998      1997      1996
                                              ------    ------    ------
U.S.........................................  $407.2    $331.5    $(15.3)
Non-U.S.....................................    (7.4)       .9       1.3
                                              ------    ------    ------
                                              $399.8    $332.4    $(14.0)
                                              ======    ======    ======

The provision (benefit) for income taxes consisted of:

                                                       1998      1997      1996
                                                      ------    ------    ------
Current tax provision:
  U.S. Federal......................................  $176.0    $ 31.9    $ 40.6
  State and local...................................    14.4      52.9     (22.4)
  Non-U.S...........................................    12.2      21.6        .7
                                                      ------    ------    ------
Total current tax provision.........................   202.6     106.4      18.9
                                                      ------    ------    ------
Deferred tax (benefit) provision:
  U.S. Federal......................................   (58.0)     36.5      52.7
  State and local...................................     7.6     (23.1)     15.0
  Non-U.S...........................................     1.2      (6.4)     15.5
                                                      ------    ------    ------
Total deferred tax (benefit) provision..............   (49.2)      7.0      83.2
                                                      ------    ------    ------
Provision for income taxes..........................  $153.4    $113.4    $102.1
                                                      ======    ======    ======

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                         1998    1997      1996
                                                         ----    -----    ------
Statutory tax rate.....................................  35.0%    35.0%     35.0%
State and local taxes, net of U.S. Federal tax
  benefit..............................................   3.6      4.9      33.1
Non-U.S. taxes.........................................   3.4      4.6    (110.9)
Recognition of capital and ordinary losses.............  (5.3)   (10.4)    181.4
Non-recurring reorganization costs.....................   1.5       --    (845.5)
Repatriation of foreign earnings.......................    --       --     (11.5)
Other..................................................    .2       --     (10.9)
                                                         ----    -----    ------
Effective tax rate.....................................  38.4%    34.1%   (729.3)%
                                                         ====    =====    ======

Income taxes paid were $136.5 million, $170.3 million and $170.2 million in 1998, 1997 and 1996, respectively. Income taxes refunded were $32.1 million, $37.6 million and $140.9 million in 1998, 1997 and 1996, respectively.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

Deferred tax assets (liabilities) consisted of the following at December 31:

                                                       1998      1997      1996
                                                      ------    ------    ------
Deferred tax assets:
  Operating losses..................................  $ 48.3    $ 53.7    $ 33.6
  Postretirement benefits...........................    63.0      49.0      79.5
  Postemployment benefits...........................     3.7      12.8      22.5
  Reorganization and restructuring costs............    31.0       4.4      11.3
  Bad debts.........................................    13.1      12.7       5.7
  Other.............................................     3.7      12.3      13.4
                                                      ------    ------    ------
Total deferred tax assets...........................   162.8     144.9     166.0
Valuation allowance.................................   (48.3)    (53.7)    (33.6)
                                                      ------    ------    ------
Net deferred tax asset..............................   114.5      91.2     132.4
                                                      ------    ------    ------
Deferred tax liabilities:
  Intangibles.......................................    (7.9)    (31.7)    (47.4)
  Revenue recognition...............................      --        --     (12.3)
  Tax-leasing transactions..........................   (20.4)    (22.1)    (37.8)
  Depreciation......................................   (13.1)    (13.5)     (4.0)
                                                      ------    ------    ------
Total deferred tax liability........................   (41.4)    (67.3)   (101.5)
                                                      ------    ------    ------
Net deferred tax asset..............................  $ 73.1    $ 23.9    $ 30.9
                                                      ======    ======    ======

At December 31, 1998, undistributed earnings of non-U.S. subsidiaries aggregated $115.9 million. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. Federal and foreign income taxes payable, net of foreign tax credits, would be $44.2 million. During 1996, $467.9 million of non-U.S. earnings, primarily from the Cognizant and ACNielsen businesses, was repatriated by the Company in order to facilitate its 1996 reorganization.

During the three-year period ended December 31, 1983, the Company invested $304.4 million in tax-leasing transactions, varying in length from 4.5 to 25 years. These leases provided the Company with benefits from tax deductions in excess of taxable income for Federal income tax purposes. These amounts are included in deferred income taxes.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTE 9  NOTES PAYABLE

Notes payable consisted of the following at December 31:

                                                        1998      1997
                                                        -----    ------
Commercial paper......................................  $35.9    $421.6
Bank notes............................................    1.0      29.9
                                                        -----    ------
                                                        $36.9    $451.5
                                                        =====    ======

The Company had commercial paper borrowings of $35.9 million at December 31, 1998. Interest rates on these borrowings ranged from 5.95% to 6.10%.

In June 1998, the Company negotiated $600 million of committed bank lines of credit under a $300 million 364-day revolving credit facility and a $300 million five-year revolving credit facility maturing June 2003. Under these facilities, the Company has the ability to borrow at prevailing short-term interest rates. As of December 31, 1998, the Company did not have any borrowings outstanding under these facilities.

At December 31, 1998, the Company also had non-committed lines of credit of $41 million against which $1.0 million was borrowed. These arrangements have no material commitment fees or compensating balance requirements.

The weighted average interest rates on commercial paper and notes payable at December 31, 1998 and 1997, were 6.06% and 5.97%, respectively.

Interest paid totaled $12.1 million, $49.6 million and $43.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

In connection with the 1998 Distribution, during June 1998, R.H. Donnelley Inc. borrowed $350 million under the R.H. Donnelley Inc. credit facility and issued $150 million of senior subordinated notes under the R.H. Donnelley Inc. indenture. This $500 million of debt remained an obligation of R.H. Donnelley Inc. after the 1998 Distribution. A portion of the proceeds of this borrowing was used by Old D&B to repay outstanding indebtedness at the time of the 1998 Distribution of $287.1 million. The remainder was used by the Company for general corporate purposes, including the payment of costs and expenses associated with the reorganization.

NOTE 10  INVESTMENT PARTNERSHIPS

During 1993, the Company participated in the formation of a limited partnership to invest in various securities, including those of the Company. Third-party investors held limited-partner and special investors interests totaling $500.0 million. Funds raised by the partnership provided a source of financing for the Company's repurchase in 1993 of 8.3 million shares of its common stock. During the fourth quarter of 1996, the Company redeemed these partnership interests. This redemption was financed with short-term borrowings.

The partnership is presently engaged in the business of licensing database assets and computer software. One of the Company's subsidiaries serves as managing general partner, and two subsidiaries hold limited-partner interests. In April 1997, the partnership raised

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

$300.0 million of minority interest financing from a third-party investor. The Company's subsidiaries contributed assets to the partnership, and the third-party investor contributed cash ($300.0 million) in exchange for a limited-partner interest. Funds raised by the partnership were loaned to the Company and used to repay existing short-term debt in April 1997. The partnership can be terminated by the parties under various circumstances between December 2000 and April 2001. At December 31, 1998, the third-party investment in this partnership was included in minority interest.

For financial reporting purposes, the results of operations, assets, liabilities and cash flows of the partnership described above are included in the Company's consolidated financial statements.

NOTE 11  CAPITAL STOCK

Under the Company's Restated Certificate of Incorporation, the Company has authority to issue 420,000,000 shares with a par value of $.01 per share of which 400,000,000 represent shares of common stock, 10,000,000 represent shares of preferred stock and 10,000,000 represent shares of series common stock. The preferred and series common stock can be issued with varying terms, as determined by the Board of Directors.

On June 30, 1998, 171,291,317 shares of New D&B common stock were distributed to the shareholders of Old D&B. Since New D&B has been treated as the successor entity for accounting purposes, the Company's historical financial statements reflect the recapitalization of New D&B in connection with the 1998 Distribution, including the elimination of treasury shares (which shares became treasury shares of Donnelley); the adjustment of the par value of the preferred stock and the common stock to $.01 per share; and the authorization of the series common stock.

In connection with the 1998 Distribution, the Company entered into a Rights Agreement designed to protect shareholders of the Company in the event of unsolicited offers to acquire the Company and other coercive takeover tactics which, in the opinion of the Board of Directors, could impair its ability to represent shareholder interests. Under the Rights Agreement, each share of the common stock has a right which trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase 1/1000 of a share of Series A junior participating preferred stock, par value $.01 per share, at a price of $150 per 1/1000 of a share, subject to adjustment. The rights will generally not be exercisable until a person or group ("Acquiring Person") acquires beneficial ownership of, or commences a tender offer or exchange offer which would result in such person or group having beneficial ownership of 15% or more of the outstanding common stock.

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

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTE 12  LEASE COMMITMENTS

Certain of the Company's operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years. The Company also leases certain computer and other equipment under operating leases that expire over the next five years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Additionally, the Company has agreements with various third parties to purchase certain data processing and telecommunications services extending beyond one year. Rental expenses under operating leases were $66.8 million, $80.9 million and $106.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments under noncancelable leases at December 31, 1998, are as follows:

                                             THERE-
1999     2000     2001     2002     2003     AFTER     TOTAL
-----    -----    -----    -----    -----    ------    ------
$57.8    $37.1    $24.9    $13.8    $10.0    $15.2     $158.8
=====    =====    =====    =====    =====    =====     ======

NOTE 13  CONTINGENCIES

The Company and its subsidiaries are involved in legal proceedings, claims, litigation and tax matters, arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims, litigation and tax matters could have a material effect on quarterly or annual operating results or cash flows. However, in the opinion of management these matters will not materially affect financial position when resolved in a future period.

In addition, the Company also has certain other contingencies discussed below.

INFORMATION RESOURCES, INC.

On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Old D&B, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (formerly a subsidiary of Cognizant and currently a subsidiary of IMS Health Incorporated).

The complaint alleges various violations of United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within 60 days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI has made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint.

IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

In connection with the IRI action, on October 28, 1996, Cognizant, ACNielsen and Old D&B entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Old D&B and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

In connection with the 1998 Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

During 1998, Cognizant separated into two new companies, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.

TAX MATTERS

The Company enters into global tax planning initiatives in the normal course of business. These initiatives are subject to review by tax authorities. As a result of the review process,

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES uncertainties exist and it is possible that some of these matters could be resolved unfavorably to the Company.

The Internal Revenue Service ("IRS"), as part of its audit process, is currently reviewing the Company's utilization of certain capital losses generated during 1989 and 1990. While the Company has not received a formal assessment with respect to these transactions, the Company expects that the IRS will challenge the Company's utilization of these capital losses. Accordingly, at the present time, if assessed, the Company intends to defend its position vigorously. If an assessment is made and the IRS prevails in its view, the total cash obligation to the IRS at December 31, 1998, would approximate $500 million for taxes and accrued interest. Pursuant to a series of agreements, IMS and NMR are jointly and severally liable to pay one-half, and the Company the other half of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million.

In connection with the 1998 Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities arising from these tax matters and agreed to indemnify Donnelley in connection with such potential liabilities.

As of December 31, 1998, the Company has accrued its anticipated share of the probable liability (approximately $320 million, including $160 million of tax-deductible interest) arising from the Company's utilization of these capital losses in 1989 and 1990. As a result, the final resolution of this matter will not have a material effect on the results of operations, but could have a material effect on cash flows and financial position.

NOTE 14  SUPPLEMENTAL FINANCIAL DATA

Other Current Assets:

                                                              AT DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Deferred taxes..............................................  $ 37.0    $ 67.1
Prepaid expenses............................................   189.7     200.0
Other.......................................................     1.5       2.1
                                                              ------    ------
                                                              $228.2    $269.2
                                                              ======    ======

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

Property, Plant and Equipment -- Net, carried at cost:

                                                              AT DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Buildings...................................................  $198.6    $203.1
Machinery and equipment.....................................   426.4     455.1
                                                              ------    ------
                                                               625.0     658.2
Less: accumulated depreciation..............................   382.2     398.6
                                                              ------    ------
                                                               242.8     259.6
Leasehold improvements, less: accumulated amortization of
  $47.9 and $52.6...........................................    26.8      28.7
Land........................................................    28.7      28.9
                                                              ------    ------
                                                              $298.3    $317.2
                                                              ======    ======

Computer Software and Goodwill:

                                                             COMPUTER
                                                             SOFTWARE    GOODWILL
                                                             --------    --------
January 1, 1997............................................   $108.7      $216.2
Additions at cost..........................................     68.7          --
Amortization...............................................    (50.6)       (5.1)
Other deductions and reclassifications.....................      1.2       (16.5)(1)
                                                              ------      ------
December 31, 1997..........................................    128.0       194.6
Additions at cost..........................................     86.0         5.1
Amortization...............................................    (55.6)       (6.1)
Other deductions and reclassifications.....................     (9.8)       (1.8)(1)
                                                              ------      ------
December 31, 1998..........................................   $148.6      $191.8
                                                              ======      ======

-------------------------

(1) Impact of foreign currency fluctuations.

Allowance for Doubtful Accounts:

January 1, 1996.............................................    $14.5
Additions charged to costs and expenses.....................      7.2
Recoveries..................................................      4.8
                                                                -----
December 31, 1996...........................................     26.5
Additions charged to costs and expenses.....................      9.0
Recoveries..................................................      3.9
                                                                -----
December 31, 1997...........................................     39.4
Additions charged to costs and expenses.....................      7.5
Write-offs..................................................     (7.9)
                                                                -----
December 31, 1998...........................................    $39.0
                                                                =====

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

Other Expense -- Net:

                                                          YEARS ENDED DECEMBER 31,
                                                         --------------------------
                                                          1998      1997      1996
                                                         ------    ------    ------
Minority interest......................................  $22.5     $16.9     $33.4
Gain on sale of FIS....................................   (9.6)       --        --
Other expense..........................................    2.3       2.8       5.1
                                                         -----     -----     -----
                                                         $15.2     $19.7     $38.5
                                                         =====     =====     =====

NOTE 15  SEGMENT INFORMATION

At December 31, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). In accordance with SFAS No. 131, the segment information is being reported consistent with the Company's method of internal reporting, which excludes divested operations from the segments. The prior years' segment information has been restated accordingly. The Company's reportable segments are Dun & Bradstreet United States ("U.S."), Dun & Bradstreet Europe/Africa/Middle East ("Europe"), Dun & Bradstreet Asia Pacific, Canada and Latin America and Moody's Investors Service. The three Dun & Bradstreet segments, managed on a geographical basis, provide business-to-business credit, marketing and purchasing information and receivables management services. The Moody's Investors Service segment provides credit opinions on investment securities and assigns ratings to fixed-income securities and other credit obligations. The accounting policies of the segments are the same as those described in Note
1 -- Summary of Significant Accounting Policies. The Company evaluates performance and allocates resources based on segment operating income. Intersegment sales are immaterial.

                                                     YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1998        1997        1996
                                                 --------    --------    --------
OPERATING REVENUES
  Dun & Bradstreet U.S.........................  $  902.5    $  832.2    $  783.4
  Dun & Bradstreet Europe......................     427.7       426.1       445.3
  Dun & Bradstreet Asia Pacific/Canada/Latin
     America...................................      88.6        93.8       102.9
                                                 --------    --------    --------
  Total Dun & Bradstreet Operating Company.....   1,418.8     1,352.1     1,331.6
  Moody's Investors Service....................     495.5       423.1       349.7
  All Other(1).................................      20.2        35.8       101.2
                                                 --------    --------    --------
Consolidated Total.............................  $1,934.5    $1,811.0    $1,782.5
                                                 ========    ========    ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                     YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1998        1997        1996
                                                 --------    --------    --------
OPERATING INCOME (LOSS)
  Dun & Bradstreet U.S. .......................  $  269.9    $  252.9    $  237.8
  Dun & Bradstreet Europe......................      (4.2)         .6         3.7
  Dun & Bradstreet Asia Pacific/Canada/Latin
     America...................................      (9.1)       (6.3)        1.5
                                                 --------    --------    --------
  Total Dun & Bradstreet Operating Company.....     256.6       247.2       243.0
  Moody's Investors Service....................     223.5       185.7       129.3
  All Other(1).................................     (59.4)      (29.2)     (315.1)
                                                 --------    --------    --------
Consolidated Total.............................     420.7       403.7        57.2
  Non-Operating Expense -- Net.................     (20.9)      (71.3)      (71.2)
                                                 --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES...................  $  399.8    $  332.4    $  (14.0)
                                                 ========    ========    ========
DEPRECIATION AND AMORTIZATION(2)
  Dun & Bradstreet U.S. .......................  $   60.5    $   54.9    $   48.0
  Dun & Bradstreet Europe......................      55.1        51.6        59.3
  Dun & Bradstreet Asia Pacific/Canada/Latin
     America...................................       7.0         6.4         6.7
                                                 --------    --------    --------
  Total Dun & Bradstreet Operating Company.....     122.6       112.9       114.0
  Moody's Investors Service....................      14.3        13.5        17.4
  All Other(1).................................       4.7         5.5         9.2
                                                 --------    --------    --------
Consolidated Total.............................  $  141.6    $  131.9    $  140.6
                                                 ========    ========    ========
CAPITAL EXPENDITURES
  Dun & Bradstreet U.S. .......................  $   19.9    $   19.3    $   19.7
  Dun & Bradstreet Europe......................      19.9        14.8        17.9
  Dun & Bradstreet Asia Pacific/Canada/Latin
     America...................................       5.9         1.7         1.9
                                                 --------    --------    --------
  Total Dun & Bradstreet Operating Company.....      45.7        35.8        39.5
  Moody's Investors Service....................       7.5        11.0        10.3
  All Other(1).................................       2.2         3.5         8.1
                                                 --------    --------    --------
Consolidated Total.............................  $   55.4    $   50.3    $   57.9
                                                 ========    ========    ========
COMPUTER SOFTWARE AND OTHER INTANGIBLES
  Dun & Bradstreet U.S. .......................  $   44.2    $   44.7    $   53.4
  Dun & Bradstreet Europe......................      35.8        28.5        34.1
  Dun & Bradstreet Asia Pacific/Canada/Latin
     America...................................       1.1         2.7         1.3
                                                 --------    --------    --------
  Total Dun & Bradstreet Operating Company.....      81.1        75.9        88.8
  Moody's Investors Service....................       4.5         2.9         5.3
  All Other(1).................................       6.1          --          --
                                                 --------    --------    --------
Consolidated Total.............................  $   91.7    $   78.8    $   94.1
                                                 ========    ========    ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                     YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1998        1997        1996
                                                 --------    --------    --------
ASSETS
  Dun & Bradstreet U.S.........................  $  409.3    $  415.1    $  362.5
  Dun & Bradstreet Europe......................     599.9       581.0       658.3
  Dun & Bradstreet Asia Pacific/Canada/Latin
     America...................................      68.9        90.3       112.6
                                                 --------    --------    --------
  Total Dun & Bradstreet Operating Company.....   1,078.1     1,086.4     1,133.4
  Moody's Investors Service....................     152.4       153.0       151.1
  Discontinued Operations......................        --       296.5       430.6
  All Other(1).................................     558.7       550.1       510.3
                                                 --------    --------    --------
Consolidated Total.............................  $1,789.2    $2,086.0    $2,225.4
                                                 ========    ========    ========

SUPPLEMENTAL GEOGRAPHIC AND PRODUCT LINE INFORMATION

                                                     YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1998        1997        1996
                                                 --------    --------    --------
OPERATING REVENUES
  United States................................  $1,318.0    $1,213.3    $1,171.5
  International................................     616.5       597.7       611.0
                                                 --------    --------    --------
Consolidated Total.............................  $1,934.5    $1,811.0    $1,782.5
                                                 ========    ========    ========
LONG-LIVED ASSETS
  United States................................  $  492.4    $  482.1    $  515.4
  International................................     446.9       448.8       487.5
                                                 --------    --------    --------
Consolidated Total.............................  $  939.3    $  930.9    $1,002.9
                                                 ========    ========    ========
PRODUCT LINE REVENUES
  Credit Information Services..................  $  984.5    $  966.5    $  968.9
  Marketing Information Services...............     282.7       244.7       216.9
  Purchasing Information Services..............      23.0        15.7        11.2
  Receivables Management Services..............     128.6       125.2       134.6
                                                 --------    --------    --------
Total Dun & Bradstreet Operating Company.......  $1,418.8    $1,352.1    $1,331.6
                                                 ========    ========    ========

-------------------------

(1) The following tables itemize "All Other"

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1998       1997        1996
                                                  ------    --------    --------
OPERATING REVENUES
Divested Operations:
  Financial Information Services................  $ 18.5    $   34.3    $   35.6
  American Credit Indemnity.....................      --          --        62.9
Other Revenues..................................     1.7         1.5         2.7
                                                  ------    --------    --------
Total "All Other"...............................  $ 20.2    $   35.8    $  101.2
                                                  ======    ========    ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1998       1997        1996
                                                  ------    --------    --------
OPERATING INCOME (LOSS)
Divested Operations:
  Financial Information Services................  $  4.2    $    5.8    $    6.7
  American Credit Indemnity.....................      --          --          .5
Corporate and Other.............................   (35.6)      (35.0)      (92.9)
Loss on the sale of American Credit Indemnity...      --          --       (68.2)
Reorganization Costs............................   (28.0)         --      (161.2)
                                                  ------    --------    --------
Total "All Other"...............................  $(59.4)   $  (29.2)   $ (315.1)
                                                  ======    ========    ========
DEPRECIATION AND AMORTIZATION
Divested Operations:
  Financial Information Services................  $  1.1    $    2.6    $    2.4
  American Credit Indemnity.....................      --          --         1.3
Corporate and Other.............................     3.6         2.9         5.5
                                                  ------    --------    --------
Total "All Other"...............................  $  4.7    $    5.5    $    9.2
                                                  ======    ========    ========
CAPITAL EXPENDITURES
Divested Operations:
  Financial Information Services................  $   .7    $    3.4    $    1.3
  American Credit Indemnity.....................      --          --          .3
Corporate and Other.............................     1.5          .1         6.5
                                                  ------    --------    --------
Total "All Other"...............................  $  2.2    $    3.5    $    8.1
                                                  ======    ========    ========
COMPUTER SOFTWARE AND OTHER INTANGIBLES
Corporate.......................................  $  6.1    $     --    $     --
                                                  ------    --------    --------
Total "All Other"...............................  $  6.1    $     --    $     --
                                                  ======    ========    ========
ASSETS
Divested Operations:
  Financial Information Services................  $   --    $    6.0    $    7.4
Corporate and Other (primarily domestic pensions
  and taxes)....................................   558.7       544.1       502.9
                                                  ------    --------    --------
Total "All Other"...............................  $558.7    $  550.1    $  510.3
                                                  ======    ========    ========

-------------------------

(2) Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Goodwill and Other Intangibles.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

NOTE 16  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        THREE MONTHS ENDED
                                    ----------------------------------------------------------
                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                    --------   -------   ------------   -----------   --------
1998
Operating Revenues
  Dun & Bradstreet U.S............  $ 225.5    $213.0       $219.8        $244.2      $  902.5
  Dun & Bradstreet Europe.........     92.4     106.6         98.9         129.8         427.7
  Dun & Bradstreet Asia Pacific/
     Canada/Latin America.........     20.1      23.4         22.3          22.8          88.6
                                    -------    ------       ------        ------      --------
  Total Dun & Bradstreet Operating
     Company......................    338.0     343.0        341.0         396.8       1,418.8
  Moody's Investors Service.......    123.3     133.1        117.1         122.0         495.5
  All Other(1)....................      9.8       7.9          1.5           1.0          20.2
                                    -------    ------       ------        ------      --------
Consolidated Operating Revenues...  $ 471.1    $484.0       $459.6        $519.8      $1,934.5
                                    =======    ======       ======        ======      ========
Operating Income (Loss)
  Dun & Bradstreet U.S............  $  69.9    $ 52.7       $ 63.6        $ 83.7      $  269.9
  Dun & Bradstreet Europe.........    (15.2)     (2.8)        (2.9)         16.7          (4.2)
  Dun & Bradstreet Asia Pacific/
     Canada/Latin America.........     (5.1)     (1.0)        (1.6)         (1.4)         (9.1)
                                    -------    ------       ------        ------      --------
  Total Dun & Bradstreet Operating
     Company......................     49.6      48.9         59.1          99.0         256.6
  Moody's Investors Service.......     55.8      62.3         51.3          54.1         223.5
  All Other(1)....................    (12.6)    (32.7)        (7.3)         (6.8)        (59.4)
                                    -------    ------       ------        ------      --------
Consolidated Operating Income
  (Loss)..........................  $  92.8    $ 78.5       $103.1        $146.3      $  420.7
                                    =======    ======       ======        ======      ========
Income from:
  Continuing Operations, Net of
     Income Taxes(2)..............  $  51.5    $ 39.6       $ 68.7        $ 86.6      $  246.4
  Discontinued Operations, Net of
     Income Taxes.................     12.0      21.7           --            --          33.7
                                    -------    ------       ------        ------      --------
Net Income........................  $  63.5    $ 61.3       $ 68.7        $ 86.6      $  280.1
                                    =======    ======       ======        ======      ========
Basic Earnings Per Share of Common
  Stock:
  Continuing Operations...........  $   .30    $  .23       $  .40        $  .52      $   1.45
  Discontinued Operations.........      .07       .13           --            --           .20
                                    -------    ------       ------        ------      --------
Basic Earnings Per Share of Common
  Stock...........................  $   .37    $  .36       $  .40        $  .52      $   1.65
                                    =======    ======       ======        ======      ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                        THREE MONTHS ENDED
                                    ----------------------------------------------------------
                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                    --------   -------   ------------   -----------   --------
Diluted Earnings Per Share of
  Common Stock(3):
  Continuing Operations...........  $   .30    $  .23       $  .40        $  .52      $   1.44
  Discontinued Operations.........      .07       .12           --            --           .19
                                    -------    ------       ------        ------      --------
Diluted Earnings Per Share of
  Common Stock....................  $   .37    $  .35       $  .40        $  .52      $   1.63
                                    =======    ======       ======        ======      ========
1997
Operating Revenues
  Dun & Bradstreet U.S............  $ 208.5    $196.4       $203.9        $223.4      $  832.2
  Dun & Bradstreet Europe.........    100.3     107.8         98.6         119.4         426.1
  Dun & Bradstreet Asia Pacific/
     Canada/Latin America.........     21.0      24.6         23.8          24.4          93.8
                                    -------    ------       ------        ------      --------
  Total Dun & Bradstreet Operating
     Company......................    329.8     328.8        326.3         367.2       1,352.1
  Moody's Investors Service.......     96.4     103.3        112.9         110.5         423.1
  All Other(1)....................     10.2       8.8          8.6           8.2          35.8
                                    -------    ------       ------        ------      --------
Consolidated Operating Revenues...  $ 436.4    $440.9       $447.8        $485.9      $1,811.0
                                    =======    ======       ======        ======      ========
Operating Income (Loss)
  Dun & Bradstreet U.S............  $  65.2    $ 50.9       $ 58.7        $ 78.1      $  252.9
  Dun & Bradstreet Europe.........    (13.7)      1.2         (4.5)         17.6            .6
  Dun & Bradstreet Asia Pacific/
     Canada/Latin America.........     (3.6)      (.4)         (.8)         (1.5)         (6.3)
                                    -------    ------       ------        ------      --------
  Total Dun & Bradstreet Operating
     Company......................     47.9      51.7         53.4          94.2         247.2
  Moody's Investors Service.......     37.2      46.5         50.3          51.7         185.7
  All Other(1)....................     (7.2)     (9.1)        (5.9)         (7.0)        (29.2)
                                    -------    ------       ------        ------      --------
Consolidated Operating Income
  (Loss)..........................  $  77.9    $ 89.1       $ 97.8        $138.9      $  403.7
                                    =======    ======       ======        ======      ========
Income (Loss) from:
  Continuing Operations, Net of
     Income Taxes.................  $  36.5    $ 47.7       $ 54.6        $ 80.2      $  219.0
  Discontinued Operations, Net of
     Income Taxes(4)..............     (1.6)      6.3         30.6          56.7          92.0
                                    -------    ------       ------        ------      --------

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                        THREE MONTHS ENDED
                                    ----------------------------------------------------------
                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                    --------   -------   ------------   -----------   --------
Income before Cumulative Effect of
  Accounting Changes..............     34.9      54.0         85.2         136.9         311.0
Cumulative Effect of Accounting
  Changes, Net of Income Tax
  Benefit.........................   (127.0)       --           --            --        (127.0)
                                    -------    ------       ------        ------      --------
Net Income (Loss).................  $ (92.1)   $ 54.0       $ 85.2        $136.9      $  184.0
                                    =======    ======       ======        ======      ========
Basic Earnings (Loss) Per Share of
  Common Stock:
  Continuing Operations...........  $   .21    $  .28       $  .32        $  .47      $   1.28
  Discontinued Operations.........     (.01)      .04          .18           .33           .54
                                    -------    ------       ------        ------      --------
  Before Cumulative Effect of
     Accounting Changes...........      .20       .32          .50           .80          1.82
  Cumulative Effect of Accounting
     Changes, Net of Income Tax
     Benefit......................     (.74)       --           --            --          (.74)
                                    -------    ------       ------        ------      --------
Basic Earnings (Loss) Per Share of
  Common Stock....................  $  (.54)   $  .32       $  .50        $  .80      $   1.08
                                    =======    ======       ======        ======      ========
Diluted Earnings (Loss) Per Share
  of Common Stock(3):
  Continuing Operations...........  $   .21    $  .28       $  .31        $  .46      $   1.27
  Discontinued Operations.........     (.01)      .03          .18           .33           .53
                                    -------    ------       ------        ------      --------
  Before Cumulative Effect of
     Accounting Changes...........      .20       .31          .49           .79          1.80
  Cumulative Effect of Accounting
     Changes, Net of Income Tax
     Benefit......................     (.73)       --           --            --          (.73)
                                    -------    ------       ------        ------      --------
Diluted Earnings (Loss) Per Share
  of Common Stock.................  $  (.53)   $  .31       $  .49        $  .79      $   1.07
                                    =======    ======       ======        ======      ========

-------------------------

(1) The following tables itemize "All Other" for Operating Revenues and Operating Income:

                                                        THREE MONTHS ENDED
                                    ----------------------------------------------------------
                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                    --------   -------   ------------   -----------   --------
OPERATING REVENUES
1998
Divested Operations -- Financial
  Information Services............   $  9.2    $  7.6       $  1.4        $   .3      $   18.5
Other Revenues....................       .6        .3           .1            .7           1.7
                                     ------    ------       ------        ------      --------
     Total........................   $  9.8    $  7.9       $  1.5        $  1.0      $   20.2
                                     ======    ======       ======        ======      ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                        THREE MONTHS ENDED
                                    ----------------------------------------------------------
                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31     YEAR
                                    --------   -------   ------------   -----------   --------
1997
Divested Operations -- Financial
  Information Services............   $  9.9    $  8.5       $  8.2        $  7.7      $   34.3
Other Revenues....................       .3        .3           .4            .5           1.5
                                     ------    ------       ------        ------      --------
     Total........................   $ 10.2    $  8.8       $  8.6        $  8.2      $   35.8
                                     ======    ======       ======        ======      ========
OPERATING INCOME (LOSS)
1998
Divested Operations -- Financial
  Information Services............   $  2.8    $  1.1       $   .3        $   --      $    4.2
Reorganization Costs..............      (.5)    (27.5)          --            --         (28.0)
Corporate and Other...............    (14.9)     (6.3)        (7.6)         (6.8)        (35.6)
                                     ------    ------       ------        ------      --------
     Total........................   $(12.6)   $(32.7)      $ (7.3)       $ (6.8)     $  (59.4)
                                     ======    ======       ======        ======      ========
1997
Divested Operations -- Financial
  Information Services............   $  2.7    $  1.4       $  1.4        $   .3      $    5.8
Corporate and Other...............     (9.9)    (10.5)        (7.3)         (7.3)        (35.0)
                                     ------    ------       ------        ------      --------
     Total........................   $ (7.2)   $ (9.1)      $ (5.9)       $ (7.0)     $  (29.2)
                                     ======    ======       ======        ======      ========

(2) Income from Continuing Operations, Net of Income Taxes included after-tax reorganization costs of $.5 million and $22.7 million incurred in the quarters ended March 31 and June 30, respectively, and a one-time after-tax gain on the sale of Financial Information Services, the publishing unit of Moody's Investors Service, of $5.3 million incurred in the quarter ended September 30.

(3) The number of weighted average shares outstanding changes as common shares are issued for employee plans and other purposes, or as shares are repurchased. For this reason, the sum of quarterly earnings per common share may not be the same as earnings per common share for the year.

(4) Income from Discontinued Operations, Net of Income Taxes included a $9.4 million pre-tax gain on the sale of P-East in the quarter ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998, except that "Executive Officers of the Registrant" on Pages 16-17 of this Form 10-K responds to Item 401(b) and (e) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information in response to this Item is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report.

     (1) Financial Statements.

         See Index to Financial Statements and Schedules in Part II, Item 8 on Page 33 of this Form 10-K.

     (2) Financial Statement Schedules.

         None.

     (3) Exhibits.

         See Index to Exhibits on Pages 78-81 of this Form 10-K.

(b) Reports on Form 8-K.

     None.

(c) Exhibits.

     See Index to Exhibits on Pages 78-81 of this Form 10-K.

(d) Financial Statement Schedules.

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE DUN & BRADSTREET CORPORATION
                                                       (Registrant)

                                          By: /s/     VOLNEY TAYLOR
                                             -----------------------------------
                                                       (Volney Taylor,
                                                Chairman and Chief Executive
                                                           Officer)

Date: February 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          /s/ VOLNEY TAYLOR                     /s/ ROBERT R. GLAUBER
--------------------------------------  --------------------------------------
           (Volney Taylor,                  (Robert R. Glauber, Director)
Chairman, Chief Executive Officer and
              Director)
    (principal executive officer)

        /s/ FRANK S. SOWINSKI                  /s/ RONALD L. KUEHN, JR.
--------------------------------------  --------------------------------------
   (Frank S. Sowinski, Senior Vice         (Ronald L. Kuehn, Jr., Director)
              President
     and Chief Financial Officer)
    (principal financial officer)

      /s/ CHESTER J. GEVEDA, JR.                /s/ ROBERT J. LANIGAN
--------------------------------------  --------------------------------------
    (Chester J. Geveda, Jr., Vice           (Robert J. Lanigan, Director)
       President -- Controller)
    (principal accounting officer)

         /s/ HALL ADAMS, JR.                   /s/ VERNON R. LOUCKS JR.
--------------------------------------  --------------------------------------
     (Hall Adams, Jr., Director)           (Vernon R. Loucks Jr., Director)

    /s/ CLIFFORD L. ALEXANDER, JR.           /s/ HENRY A. MCKINNELL, JR.
--------------------------------------  --------------------------------------
(Clifford L. Alexander, Jr., Director)    (Henry A. McKinnell, Jr. Director)

       /s/ MARY JOHNSTON EVANS                  /s/ MICHAEL R. QUINLAN
--------------------------------------  --------------------------------------
   (Mary Johnston Evans, Director)          (Michael R. Quinlan, Director)

Date: February 16, 1999

                               INDEX TO EXHIBITS

REGULATION
    S-K
  EXHIBIT
  NUMBER
  3    ARTICLES OF INCORPORATION AND BY-LAWS
        .1    Restated Certificate of Incorporation of the Registrant
              dated June 15, 1998, as amended effective June 30, 1998
              (incorporated by reference to Exhibit 3.1 to Registrant's
              Quarterly Report on Form 10-Q, filed August 14, 1998).
        .2    Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration No.
              001-14037 on Form 10, filed June 18, 1998).
  4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
       INDENTURES
        .1    Multi-Year Revolving Credit and Competitive Advance
              Facility, dated as of June 9, 1998, among the Registrant
              (p.k.a. The New Dun & Bradstreet Corporation), the Borrowing
              Subsidiaries parties thereto, the Lenders parties thereto,
              The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty
              Trust Company (incorporated by reference to Exhibit 4.1 to
              Registrant's Quarterly Report on Form 10-Q, filed August 14,
              1998).
        .2    364-Day Revolving Credit and Competitive Advance Facility,
              dated as of June 9, 1998, among the Registrant (p.k.a. The
              New Dun & Bradstreet Corporation), the Borrowing
              Subsidiaries parties thereto, the Lenders parties thereto,
              The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty
              Trust Company (incorporated by reference to Exhibit 4.2 to
              Registrant's Quarterly Report on Form 10-Q, filed August 14,
              1998).
        .3    Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Registrant's Registration No. 001-14037 on
              Form 10, filed June 18, 1998).
        .4    Rights Agreement, dated as of June 3, 1998, between the
              Registrant (p.k.a. The New Dun & Bradstreet Corporation) and
              First Chicago Trust Company of New York (incorporated by
              reference to Exhibit 1 to Registrant's Registration No.
              001-14037 on Form 8-A, filed June 18, 1998).
 10    MATERIAL CONTRACTS
        .1    Distribution Agreement dated as of June 30, 1998 between
              R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet
              Corporation) and the Registrant (p.k.a. The New Dun &
              Bradstreet Corporation) (incorporated by reference to
              Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q,
              filed August 14, 1998).
        .2    Tax Allocation Agreement dated as of June 30, 1998 between
              R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet
              Corporation) and the Registrant (p.k.a. The New Dun &
              Bradstreet Corporation) (incorporated by reference to
              Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q,
              filed August 14, 1998).
        .3    Employee Benefits Agreement dated as of June 30, 1998
              between R.H. Donnelley Corporation (p.k.a. The Dun &
              Bradstreet Corporation) and the Registrant (p.k.a. The New
              Dun & Bradstreet Corporation) (incorporated by reference to
              Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q,
              filed August 14, 1998).

REGULATION
    S-K
  EXHIBIT
  NUMBER
        .4 Intellectual Property Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (p.k.a. The Dun &
              Bradstreet Corporation) and the Registrant (p.k.a. The New
              Dun & Bradstreet Corporation) (incorporated by reference to
              Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
        .5    Shared Transaction Services Agreement dated as of June 30,
              1998 between R.H. Donnelley Corporation (p.k.a. The Dun &
              Bradstreet Corporation) and the Registrant (p.k.a. The New
              Dun & Bradstreet Corporation) (incorporated by reference to
              Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
        .6    Data Services Agreement dated as of June 30, 1998 between
              R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet
              Corporation) and the Registrant (p.k.a. The New Dun &
              Bradstreet Corporation) (incorporated by reference to
              Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
        .7 Transition Services Agreement dated as of June 30, 1998 between R.H. Donnelley Corporation (p.k.a. The Dun &
              Bradstreet Corporation) and the Registrant (p.k.a. The New
              Dun & Bradstreet Corporation) (incorporated by reference to
              Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
        .8 Amended and Restated Transition Services Agreement dated as of June 30, 1998 among R.H. Donnelley Corporation (p.k.a.
              The Dun & Bradstreet Corporation), the Registrant (p.k.a.
              The New Dun & Bradstreet Corporation), Cognizant
              Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
        .9    Undertaking of the Registrant (p.k.a. The New Dun &
              Bradstreet Corporation) dated June 29, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
       .10    Distribution Agreement dated as of October 28, 1996, among
              R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet
              Corporation), Cognizant Corporation and ACNielsen
              Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
              (p.k.a. The Dun & Bradstreet Corporation) for the year ended
              December 31, 1996, file number 1-7155, filed March 27,
              1997).
       .11    Tax Allocation Agreement dated as of October 28, 1996, among
              R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet
              Corporation), Cognizant Corporation and ACNielsen
              Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
              (p.k.a. The Dun & Bradstreet Corporation) for the year ended
              December 31, 1996, file number 1-7155, filed March 27,
              1997).

REGULATION
    S-K
  EXHIBIT
  NUMBER
       .12 Employee Benefits Agreement dated as of October 28, 1996, among R.H. Donnelley Corporation (p.k.a. The Dun &
              Bradstreet Corporation), Cognizant Corporation and ACNielsen
              Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
              (p.k.a. The Dun & Bradstreet Corporation) for the year ended
              December 31, 1996, file number 1-7155, filed March 27,
              1997).
       .13    Indemnity and Joint Defense Agreement dated as of October
              28, 1996, among R.H. Donnelley Corporation (p.k.a. The Dun &
              Bradstreet Corporation), Cognizant Corporation and ACNielsen
              Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
              (p.k.a. The Dun & Bradstreet Corporation) for the year ended
              December 31, 1996, file number 1-7155, filed March 27,
              1997).
       .14    Amended and Restated Agreement of Limited Partnership of D&B
              Investors L.P. dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
       .15    Amendment No. 1 dated July 14, 1997 to the Amended and
              Restated Agreement of Limited Partnership of D&B Investors
              L.P. dated April 1, 1997 (incorporated by reference to
              Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
       .16    Agreement to Retire General Partner Interest dated October
              21, 1996 by and between D&B Investors L.P. and IMS America,
              Ltd. (incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q, filed August 14,
              1998).
       .17 Assignment Agreements dated as of June 15, 1998 relating to rights and obligations in respect of D&P Investors L.P.
              (incorporated by reference to Exhibit 10.17 to Registrant's
              Quarterly Report on Form 10-Q, filed August 14, 1998).
       .18+   The Dun & Bradstreet Corporation Nonfunded Deferred
              Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Registrant's Quarterly
              Report on Form 10-Q, filed August 14, 1998).
       .19+   1998 Dun & Bradstreet Replacement Plan for Certain
              Non-Employee Directors Holding Dun & Bradstreet Corporation
              Equity-Based Awards (incorporated by reference to Exhibit
              10.19 to Registrant's Quarterly Report on Form 10-Q, filed
              August 14, 1998).
       .20+   1998 Dun & Bradstreet Non-Employee Directors' Stock
              Incentive Plan (incorporated by reference to Exhibit 10.20 to Registrant's Quarterly Report on Form 10-Q, filed August
              14, 1998).
       .21+   The Dun & Bradstreet Corporation Cash Incentive Plan
              (incorporated by reference to Exhibit 10.21 to Registrant's
              Quarterly Report on Form 10-Q, filed August 14, 1998).
       .22+   The Dun & Bradstreet Corporation Covered Employee Cash
              Incentive Plan (incorporated by reference to Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q, filed August
              14, 1998).

REGULATION
    S-K
  EXHIBIT
  NUMBER
       .23+   1998 Dun & Bradstreet Replacement Plan for Certain Employees
              Holding Dun & Bradstreet Corporation Equity-Based Awards
              (incorporated by reference to Exhibit 10.23 to Registrant's
              Quarterly Report on Form 10-Q, filed August 14, 1998).
       .24+   1998 Dun & Bradstreet Key Employees' Stock Incentive Plan
              (incorporated by reference to Exhibit 10.24 to Registrant's
              Quarterly Report on Form 10-Q, filed August 14, 1998).
       .25+   Form of Limited Stock Appreciation Rights Agreement
              (incorporated by reference to Exhibit 10.25 to Registrant's
              Quarterly Report on Form 10-Q, filed August 14, 1998).
       .26+   Forms of Change in Control Severance Agreements
              (incorporated by reference to Exhibit 10.26 to Registrant's
              Quarterly Report on Form 10-Q, filed August 14, 1998).
       .27+   Executive Transition Plan (incorporated by reference to
              Exhibit 10.27 to Registrant's Quarterly Report on Form 10-Q,
              filed August 14, 1998).
       .28+   Pension Benefit Equalization Plan (incorporated by reference to Exhibit 10.28 to Registrant's Quarterly Report on Form
              10-Q, filed August 14, 1998).
       .29+   Supplemental Executive Benefit Plan (incorporated by
              reference to Exhibit 10.29 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
       .30+   Profit Participation Benefit Equalization Plan (incorporated by reference to Exhibit 10.30 to Registrant's Quarterly
              Report on Form 10-Q, filed August 14, 1998).
 21*   SUBSIDIARIES OF THE REGISTRANT
              List of Active Subsidiaries as of January 31, 1999
 23*   CONSENTS OF EXPERTS AND COUNSEL
              Consent of PricewaterhouseCoopers LLP
 27*   FINANCIAL DATA SCHEDULE

-------------------------

* Filed herewith

+ Represents a management contract or compensatory plan