Form 10-Q
period 1999-03-31
DUN & BRADSTREET CORP /DE/
filed 1999-05-04
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         For the transition period from to

          ------------------------------- ----------------------------

                          Commission file number 1-7155


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   13-3998945
-----------------------------------        -------------------------------------
-----------------------------------        -------------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                      07974
--------------------------------------    --------------------------------------
--------------------------------------    --------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code                (908) 665-5000
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of Class                                    Shares Outstanding
       Common Stock,                                    at March 31, 1999
   par value $.01 per share                                164,051,498

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                               PAGE


Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended March 31, 1999 and 1998                             3

Consolidated Balance Sheets (Unaudited)
      March 31, 1999 and December 31, 1998                                   4

Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 1999 and 1998                             5

Notes to Consolidated Financial Statements (Unaudited)                      6-10

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11-18



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                    19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 6. Exhibits and Reports on Form 8-K                                   19-20

SIGNATURES                                                                   21





The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)


                                                                                Three Months Ended
                                                                                     March 31,

                                                                         ----------------------------------

Amounts in millions, except per share data                                         1999               1998
---------------------------------------------------------------------    ---------------     --------------

Operating Revenues                                                              $ 490.9            $ 471.1
---------------------------------------------------------------------    ---------------     --------------

Operating Costs:
      Operating Costs                                                             146.1              144.1
      Selling and Administrative Expenses                                         204.8              198.2
      Depreciation and Amortization                                                35.4               35.5
      Reorganization Costs                                                            -                0.5
---------------------------------------------------------------------    ---------------     --------------

Operating Costs                                                                   386.3              378.3
---------------------------------------------------------------------    ---------------     --------------

Operating Income                                                                  104.6               92.8
---------------------------------------------------------------------    ---------------     --------------

Non-Operating Income (Expense) - Net:
      Interest Income                                                               0.5                0.9
      Interest Expense                                                             (0.8)              (7.4)
      Minority Interest Expense                                                    (5.6)              (5.6)
      Other Expense - Net                                                          (0.5)              (0.8)
---------------------------------------------------------------------    ---------------     --------------

Non-Operating Income (Expense) - Net                                               (6.4)             (12.9)
---------------------------------------------------------------------    ---------------     --------------


Income from Continuing Operations before Provision for
      Income Taxes                                                                 98.2               79.9
Provision for Income Taxes                                                         37.8               28.4
---------------------------------------------------------------------    ---------------     --------------

Income from Continuing Operations                                                  60.4               51.5
Income from Discontinued Operations, Net of Income Taxes
      of $8.0 in 1998                                                                 -               12.0
---------------------------------------------------------------------    ---------------     --------------

Net Income                                                                      $  60.4            $  63.5
---------------------------------------------------------------------    ---------------     --------------

Basic Earnings Per Share of Common Stock:
      Continuing Operations                                                     $  0.37            $  0.30
      Discontinued Operations                                                         -               0.07
---------------------------------------------------------------------    ---------------     --------------

Basic Earnings Per Share of Common Stock                                        $  0.37            $  0.37
---------------------------------------------------------------------    ---------------     --------------

Diluted Earnings Per Share of Common Stock:
      Continuing Operations                                                     $  0.36            $  0.30
      Discontinued Operations                                                         -               0.07
---------------------------------------------------------------------    ---------------     --------------

Diluted Earnings Per Share of Common Stock                                      $  0.36            $  0.37
---------------------------------------------------------------------    ---------------     --------------
---------------------------------------------------------------------    ---------------     --------------


Dividends Paid Per Share of Common Stock                                        $ 0.185            $ 0.220
---------------------------------------------------------------------    ---------------     --------------
---------------------------------------------------------------------    ---------------     --------------

Weighted Average Number of Shares Outstanding:
      Basic                                                                       165.1              171.2
---------------------------------------------------------------------    ---------------     --------------

      Diluted                                                                     167.9              174.3
---------------------------------------------------------------------    ---------------     --------------

The accompanying notes are an integral part of the consolidated financial statements.




The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                            March 31,          December 31,
Dollar amounts in millions, except per share data                                                1999                  1998
---------------------------------------------------------------------------------   ------------------    ------------------

Assets

Current Assets
Cash and Cash Equivalents                                                                   $    70.9             $    90.6
Accounts Receivable---Net of Allowance of $43.1 in 1999 and $39.0 in 1998                       518.2                 445.2
Other Current Assets                                                                            212.3                 228.2
                                                                                    ------------------    ------------------

                    Total Current Assets                                                        801.4                 764.0
---------------------------------------------------------------------------------   ------------------    ------------------



Non-Current Assets
Property, Plant and Equipment                                                                   293.0                 298.3
Prepaid Pension Costs                                                                           232.9                 224.3
Computer Software                                                                               146.4                 148.6
Goodwill                                                                                        179.0                 191.8
Other Non-Current Assets                                                                        168.6                 162.2
                                                                                    ------------------    ------------------

                    Total Non-Current Assets                                                  1,019.9               1,025.2
---------------------------------------------------------------------------------   ------------------    ------------------



Total Assets                                                                               $  1,821.3            $  1,789.2

---------------------------------------------------------------------------------   ------------------    ------------------

---------------------------------------------------------------------------------   ------------------    ------------------

Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable                                                                               $    64.3             $    36.9
Accrued Income Taxes                                                                            366.4                 326.3
Other Accrued and Current Liabilities                                                           408.4                 529.9
Unearned Subscription Income                                                                    535.6                 459.6
                                                                                    ------------------    ------------------
                    Total Current Liabilities                                                 1,374.7               1,352.7

Pension and Postretirement Benefits                                                             373.3                 372.7
Other Non-Current Liabilities                                                                   139.2                 133.1

Contingencies (Note 5)

Minority Interest                                                                               302.0                 301.7

Shareholders' Equity
Preferred Stock, authorized---10,000,000 shares;
     $.01 par value per share--- outstanding---none
Series Common Stock, authorized---10,000,000 shares;
     $.01 par value per share--- outstanding---none
Common Stock, authorized---400,000,000 shares;
     $.01 par value per share---1999 and 1998, issued---171,451,136 shares                        1.7                   1.7
Capital Surplus                                                                                 239.5                 251.1
Retained Earnings                                                                             (180.9)               (240.9)
Treasury Stock, at cost, 7,399,638 and 6,396,924 shares
     for 1999 and 1998, respectively
                                                                                              (215.1)               (168.1)
Cumulative Translation Adjustment                                                             (168.5)               (170.2)
Minimum Pension Liability                                                                      (44.6)                (44.6)
---------------------------------------------------------------------------------   ------------------    ------------------
Total Shareholders' Equity                                                                    (367.9)               (371.0)

---------------------------------------------------------------------------------   ------------------    ------------------
Total Liabilities and Shareholders' Equity                                                 $  1,821.3            $  1,789.2
---------------------------------------------------------------------------------   ------------------    ------------------


The accompanying notes are an integral part of the consolidated financial statements.





The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                       Quarter Ended
                                                                                          March 31,
Dollar amounts in millions                                                          1999            1998
----------------------------------------------------------------------------    ------------    ------------
Cash Flows from Operating Activities:
Net Income                                                                           $ 60.4          $ 63.5
Less:
      Income from Discontinued Operations
                                                                                          -            12.0
----------------------------------------------------------------------------    ------------    ------------
Income from Continuing Operations                                                      60.4            51.5
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                      35.4            35.5
    Postretirement Benefit Payments                                                    (2.0)           (5.1)
    Net Increase in Accounts Receivable                                               (76.8)          (25.3)
    Accrued Income Taxes                                                               40.1            38.5
    Net (Increase) Decrease in Other Working Capital Items                             (0.6)           44.9
    Other                                                                              10.8             3.1
                                                                                ------------    ------------
Net Cash Provided by Operating Activities:
  Continuing Operations                                                                67.3           143.1
  Discontinued Operations                                                                 -            27.3
----------------------------------------------------------------------------    ------------    ------------
Net Cash Provided by Operating Activities                                              67.3           170.4
----------------------------------------------------------------------------    ------------    ------------

Cash Flows from Investing Activities:
Proceeds from Sales of Marketable Securities                                            9.0             3.9
Payments for Marketable Securities                                                     (9.9)           (4.3)
Capital Expenditures                                                                  (10.3)          (10.0)
Additions to Computer Software and Other Intangibles                                  (18.2)          (16.2)
Net Cash Used in Investing Activities of Discontinued Operations                          -            (1.4)
Other                                                                                   9.4            (7.5)
----------------------------------------------------------------------------    ------------    ------------
Net Cash Used in Investing Activities                                                 (20.0)          (35.5)
----------------------------------------------------------------------------    ------------    ------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                  (30.6)          (37.7)
Payments for Purchase of Treasury Shares                                              (91.1)              -
Net Proceeds from Exercise of Stock Options                                            27.0            22.6
Increase in Commercial Paper Borrowings                                                27.9               -
Decrease in Other Short-term Borrowings                                                (1.0)          (85.9)
Other                                                                                   1.3            (0.2)
----------------------------------------------------------------------------    ------------    ------------
Net Cash Used in Financing Activities                                                 (66.5)         (101.2)
----------------------------------------------------------------------------    ------------    ------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                          (0.5)             1.1
----------------------------------------------------------------------------    ------------    ------------
(Decrease) Increase in Cash and Cash Equivalents                                      (19.7)           34.8
Cash and Cash Equivalents , Beginning of Quarter                                       90.6            81.8
----------------------------------------------------------------------------    ------------    ------------
Cash and Cash Equivalents, End of Quarter                                            $ 70.9          $116.6
----------------------------------------------------------------------------    ------------    ------------

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's (the "Company") 1998 Annual Report on Form 10-K. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior-year amounts have been reclassified to conform to the 1999 presentation.


Note 2 - Reorganization and Discontinued Operations

On June 30, 1998, The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies- The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "1998 Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B"). The new entity is now known as "The Dun & Bradstreet Corporation" and the continuing entity (i.e., Old D&B), consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name to "R.H. Donnelley Corporation" ("Donnelley"). Due to the relative significance of the new entity, the transaction has been accounted for as a reverse spin-off, and as such Moody's and D&B have been classified as continuing operations and Donnelley and DonTech have been classified as discontinued operations. The Distribution was effected on June 30, 1998 and resulted in an increase to shareholders' equity of $183.5 million.

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

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the net operating results of Donnelley have been reported in the caption "Income from Discontinued Operations, Net of Income Taxes" in the consolidated statements of operations. For the quarter ended March 31, 1998, operating revenues of Donnelley were $41.5 million.


Note 3   - Reconciliation of Weighted Average Shares

(share data in thousands)                                                                   1999                 1998
                                                                                            ----                 ----
Weighted average number of shares-basic                                                  165,118              171,153
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                                            2,188                2,895
Adjustment of shares applicable to stock options exercised during the
   period and performance share plans                                                        610                  220
                                                                                             ---                  ---
Weighted average number of shares-diluted                                                167,916              174,268
                                                                                         =======              =======

As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the table outlined above. The conversion of diluted shares has no impact on the Company's operating results. Options to purchase 3.3 million shares of common stock were outstanding at March 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. All options outstanding at March 31, 1998 were included in the computation of diluted earnings per share because the options' exercise prices were less than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.


Note 4 - Comprehensive Income

The Company's total comprehensive income for the three-month period ended March 31, was as follows:


          Amounts in millions                                                            1999           1998
                                                                                         ----           ----
          Net income                                                                    $60.4         $ 63.5
          Other comprehensive (income) loss - foreign
            currency translation adjustment                                               1.7           (4.5)
                                                                                          ---            ---
          Total comprehensive income                                                    $62.1         $ 59.0
                                                                                        =====         ======



Note 5- Contingencies

The Company and its subsidiaries are involved in legal proceedings, claims, litigation and tax matters, arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims, litigation and tax matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management these matters will not materially affect the Company's financial position.

In addition, the Company also has certain other contingencies discussed below.

Information Resources

On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Old D&B, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation).


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

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within sixty days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI had made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied the motion and, on December 16, 1997, defendants filed a supplemental answer denying the remaining material allegations of the amended complaint.

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


Tax matters
The Company enters into global tax planning initiatives in the normal course of business. These initiatives are subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved unfavorably to the Company.

The Internal Revenue Service ("IRS"), as part of its audit process, is currently reviewing the Company's utilization of certain capital losses generated during 1989 and 1990. While the Company has not received a formal assessment with respect to these transactions, the Company expects that the IRS will challenge the Company's utilization of certain capital losses. At the present time, if assessed, the Company intends to defend its position vigorously. If an assessment is made and the IRS prevails in its view, the total cash obligation to the IRS at March 31, 1999 would approximate $515 million for taxes and accrued interest. Pursuant to a series of agreements, IMS and NMR are jointly and severally liable to pay one-half and the Company the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million.

In connection with the 1998 Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities from these tax matters and agreed to indemnify Donnelley in connection with such potential liabilities.


As of March 31, 1999, the Company has accrued its anticipated share of the probable liability (approximately $325 million, including $165 million of tax-deductible interest) arising from the Company's utilization of these capital losses in 1989 and 1990. Therefore, the final resolution of this matter is not expected to have a material effect on the results of operations, but could have a material effect on cash flows and financial position.


Note 6 - Segment Information

                                                                       Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
Amounts in millions                                                      1999              1998
--------------------------------------------------------------    ------------     -------------
Operating Revenues:
     Dun & Bradstreet U.S.                                           $  235.0         $   225.5
     Dun & Bradstreet Europe                                             98.8              92.4
     Dun & Bradstreet Asia Pacific/Canada/Latin America                  20.2              20.1
                                                                  ------------     -------------
          Total Dun & Bradstreet Operating Company                      354.0             338.0
     Moody's Investors Service                                          136.9             123.3
     All Other   (1)                                                        -               9.8
                                                                 ------------     -------------
Consolidated Operating Revenues                                      $  490.9         $   471.1
                                                                 ------------     -------------

Operating Income (Loss):

     Dun & Bradstreet U.S.                                           $   71.9         $    69.9
     Dun & Bradstreet Europe                                            (15.1)            (15.2)
     Dun & Bradstreet Asia Pacific/Canada/Latin America                  (3.8)             (5.1)
                                                                 ------------     -------------
          Total Dun & Bradstreet Operating Company                       53.0              49.6
     Moody's Investors Service                                           63.7              55.8
     All Other   (1)                                                    (12.1)            (12.6)
                                                                 ------------     -------------
Consolidated Operating Income (Loss)                                 $  104.6         $    92.8
                                                                 ------------     -------------


Notes:
(1)  The  tables  below  itemize  the "All  Other"  for  Operating  Revenue  and
     Operating Income (Loss):
                                                                       Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
     Operating Revenues                                                  1999              1998
     ---------------------------------------------------------   ------------     -------------

          Divested Operations - Financial Information Services        $     -          $    9.2
          Other Revenues                                                    -               0.6
                                                                  ------------     -------------
     Total Revenues                                                   $     -          $    9.8
                                                                  ------------     -------------
     Operating Income (Loss)

          Divested Operations - Financial Information Services        $     -          $    2.8
          Corporate and Other                                           (12.1)            (14.9)
          Reorganization Costs                                              -              (0.5)
                                                                  ------------     -------------
     Total Operating Income (Loss)                                 $   (12.1)        $   (12.6)
                                                                  ------------     -------------


Supplemental Geographic and Product Line Information:
                                                                       Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
     Geographic Revenue                                                  1999              1998
     ---------------------------------------------------------  ------------     -------------

          United States                                              $  344.3         $   337.6
          International                                                 146.6             133.5
                                                                  ------------     -------------
     Consolidated Operating Revenues                                 $  490.9         $   471.1
                                                                  ------------     -------------


     Product Line Revenues                                               1999              1998
     ---------------------------------------------------------   ------------     -------------

          Credit Information Services                                $  240.1         $   242.5
          Marketing Information Services                                 75.3              61.2
          Purchasing Information Services                                 4.3               4.1
          Receivables Management Services                                34.3              30.2
                                                                  ------------     -------------
     Total Dun & Bradstreet Operating Company                        $  354.0         $   338.0
                                                                  ------------     -------------

Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Overview

On June 30, 1998, The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "1998 Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B"). The new entity is now known as "The Dun & Bradstreet Corporation" and the continuing entity (i.e., Old D&B), consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name to "R.H. Donnelley Corporation" ("Donnelley"). Due to the relative significance of the new entity, the transaction has been accounted for as a reverse spin-off, and as such Moody's and D&B have been classified as continuing operations and Donnelley and DonTech have been classified as discontinued operations. The Distribution was effected on June 30, 1998 and resulted in an increase to shareholders' equity of $183.5 million.

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

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect Donnelley as discontinued operations. The net operating results of
Donnelley have been reported in the caption "Income from Discontinued Operations, Net of Income Taxes" in the consolidated statements of operations.


Results of Operations

Consolidated Results

The Company's basic earnings per share for the first quarter of 1999 of $.37 were up 23% from the prior year's earnings per share from continuing operations of $.30. On a diluted basis, the Company reported earnings per share for the first quarter of 1999 of $.36, up 20% from first quarter 1998 earnings per share from continuing operations of $.30. The Company's first quarter 1999 net income of $60.4 million was up $8.9 million or 17% from the prior year's first quarter income from continuing operations of $51.5 million. First quarter 1998 net income of $63.5 million included income from discontinued operations of $12.0 million. First quarter 1998 earnings per share of $.37 basic and diluted included earnings per share from discontinued operations of $.07 per share, basic and diluted.

Operating revenues for the first quarter were up 4% to $490.9 million in 1999 from $471.1 million in 1998. Excluding the first quarter 1998 results of Financial Information Services ("FIS"), the financial publishing unit of Moody's Investors Service ("Moody's") which was sold in July 1998, revenue would have increased 6%. Revenue growth reflects strong growth at Moody's and moderate growth for D&B U.S. and Europe. Revenue for D&B APCLA was essentially unchanged.


Operating costs increased only 1% to $146.1 million during the first quarter of 1999 compared to the same period in 1998. Selling and administrative costs increased by 3% to $204.8 million during the first quarter of 1999 compared to the same period of 1998, related to higher sales and offset by favorable timing of certain corporate expenses.

Operating income for the first quarter of 1999 of $104.6 million was 13% higher than 1998 first quarter operating income of $92.8 million. Excluding the operating income of FIS, the Company's operating income grew 16% in the first quarter of 1999 compared to the same period in 1998. This growth reflects strong growth in operating income at Moody's, a decrease in D&B APCLA's operating loss and favorable timing of corporate expenses.


Non-operating expense-net was $6.4 million for the first quarter of 1999 compared with non-operating expense-net of $12.9 million for the first quarter of 1998. This significant decrease was a result of sharply lower interest expense, driven by lower debt levels (see further discussion in the Liquidity and Financial Position section.)

The effective tax rate was 38.5% for the first quarter of 1999 compared to 35.5% in 1998.

Income from discontinued operations, net of income taxes, was $12.0 million for the first quarter of 1998.

Segment Results


D&B U.S. revenues were $235.0 million in the first quarter of 1999, up 4% from 1998 first quarter revenues. In comparing the first quarter of 1999 with the first quarter of 1998, Credit Information Services ("Credit") decreased 2% to $154.6 million, Marketing Information Services ("Marketing") increased 22% to $57.5 million, Purchasing Information Services ("Purchasing") increased 6% to $4.3 million and Receivables Management Services ("RMS") increased 19% to $18.6 million. The high growth rates in Marketing and RMS are largely attributable to the growth in revenues from value-added products, which increased by 37% from the same period in the prior year. D&B U.S. operating income was $71.9 million in the first quarter of 1999 up 3% from the prior year, driven by the higher revenue, partially offset by higher expenses incurred for advertising and continuing new product development.

D&B Europe's revenues were $98.8 million in the first quarter of 1999, up 7% when compared to 1998 first quarter revenues of $92.4 million. Contributing to D&B Europe's revenue growth is favorable movement in foreign exchange rates and the positive impact of two acquisitions made during the second half of 1998. Excluding the impact of these items, revenue increased 1%. In comparing the first quarter of 1999 with the first quarter of 1998, European Credit revenues increased 1% to $71.5 million, while Marketing revenues increased 41% to $15.3 million and RMS increased 11% to $12.0 million. Marketing revenue growth was also impacted by a one-time shift in 1998 of certain revenues from the first to the second quarter. D&B Europe reported an operating loss of $15.1 million, comparable to prior year, reflecting the continued investments in new technology and systems in Europe, and Year 2000 remediation costs.

D&B APCLA reported operating revenues of $20.2 million in the first quarter of 1999, essentially unchanged from the same period in 1998. Excluding the negative impact of foreign exchange rates, revenue would have increased by 2%. In comparing the first quarter of 1999 with the first quarter of 1998, APCLA Credit revenues increased 6% to $14.0 million, Marketing revenues decreased 17% to $2.5 million and RMS revenues decreased 5% to $3.7 million. The decline in Marketing revenues resulted from timing of product fulfillment. D&B APCLA reported an operating loss of $3.8 million in the first quarter of 1999, compared to an operating loss of $5.1 million in the same period of 1998. The improvement in results primarily relates to favorable timing of expenses.

Moody's revenues (excluding the first quarter 1998 results of FIS) of $136.9 million in the first quarter of 1999 were up 11% from the first quarter of 1998, driven by gains in international bonds and structured ratings. Also contributing to the strong results was growth in one of Moody's new products, syndicated bank loan ratings and growth in its credit research and risk management products. Overall issuance remained ahead of first quarter 1998 levels, despite declines in the high yield and public finance markets. Moody's operating income of $63.7 million in the first quarter of 1999 was up 14% from first quarter 1998, reflecting strong revenue growth.



Adoption of Statements of Financial Accounting Standards ("SFAS")

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


Liquidity and Financial Position

At March 31, 1999, cash and cash equivalents totaled $70.9 million, a decrease of $19.7 million from $90.6 million held at December 31, 1998. During the first quarter of 1999, the Company's share repurchase program and the increase in commercial paper borrowings needed to support the repurchase program impacted cash. During the first quarter of 1998, cash and cash equivalents increased by
$34.8 million with discontinued operations generating $25.9 million and continuing operations generating $8.9 million. In the first quarter of 1998, a tax refund received, the cash generated by discontinued operations and the paydown of short-term borrowings impacted the cash balance. Excluding the items discussed above, cash generated by the continuing business operations during the first quarter of 1999 decreased modestly compared to the same period in 1998. This decrease was due largely to an increase in the accounts receivable balance. Further details are discussed below.

Operating activities generated net cash of $67.3 million during the first quarter of 1999 compared to $143.1 million from continuing operations in 1998. Cash flow from operations in the first quarter of 1999 was impacted significantly by the large increase in accounts receivable which resulted from higher sales of contracts in the fourth quarter of 1998 and first quarter of 1999 in comparison to the same period in the prior year. Additionally, in the first quarter of 1998, a tax refund received during the quarter positively impacted cash flow from operations.

Net cash used in investing activities was $20.0 million for the first quarter of 1999 compared to $35.5 million in 1998. In the first quarter of 1999 the Company invested $28.5 million for capital expenditures and additions to computer software and other intangibles compared to $26.2 million in the comparable period in 1998. During the first quarter of 1998, discontinued operations used $1.4 million for investing activities.

Net cash used in financing activities was $66.5 million during the first quarter of 1999 compared to $101.2 million in the first quarter of 1998. Payments of dividends accounted for $30.6 million in the first quarter of 1999 compared to $37.7 million in the first quarter of 1998.


During the first quarter of 1999, the Company increased its net commercial paper borrowings by $27.9 million in order to support its share repurchase program, discussed below. At March 31, 1999, the Company had $63.9 million of commercial paper borrowings outstanding. During the first quarter of 1998, the Company reduced short-term borrowings by $85.9 million and had short-term borrowings outstanding of $364.8 at March 31, 1998. In connection with the 1998 Distribution, during June 1998, R.H. Donnelley Inc. borrowed $500 million under two facilities. The proceeds of these borrowings were used to repay existing indebtedness of Old D&B in the amount of $287.1 million at the time of the 1998 Distribution; the Company used the excess for general corporate purposes, including the payment of reorganization costs. The $500 million of debt became an obligation of Donnelley upon the 1998 Distribution.


During the first quarter of 1999, the Company purchased 1.6 million shares for $56.4 million under the Company's $300 million special stock repurchase program authorized by its Board of Directors in June 1998. The Company has repurchased a total of 7.3 million shares for $206.4 million since the program's inception. During the first quarter of 1999, the Company also repurchased 1.0 million shares for $34.7 million in connection with the Company's Employee Stock Purchase Plan and to offset awards made under incentive plans. Shares issued for company incentive plans totaled 1.6 million shares during the first quarter of 1999. Proceeds received from the exercise of stock options were $27.0 million for the first quarter of 1999 compared to $22.7 million in 1998.


The Internal Revenue Service (IRS) is continuing its review of the utilization of certain capital losses during 1989 and 1990 and the Company expects that the IRS will challenge the Company's treatment of certain of these losses. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS would approximate $515 million for taxes and accrued interest as of March 31, 1999. Pursuant to a series of agreements, IMS and NMR are jointly and severally liable to pay one-half, and the Company the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million. If assessed, the Company will consider available alternatives to vigorously defend its position. Certain alternatives would require making a payment to the IRS for its share of the taxes and accrued interest (approximately $325 million, of which $165 million represents tax-deductible interest), which would be repaid to the Company if it prevails in its position. The funds that would be needed to make the Company's share of such payment are expected to come from external borrowings.



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

The most important areas of focus of the Company's Year 2000 program are the Company's products and services (including its databases, software that manipulates these databases and software provided to customers); billing, ordering and tracking systems; technical infrastructure (such as LANs, mail systems and web sites); desktop computers; suppliers; business operation support systems (such as payroll); facilities and equipment; and contingency planning.

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

As of March 31, 1999, the Company has completed more than 97% of the steps required to achieve Year 2000 Readiness of the Company's approximately 2,000 Criticality 1 and Criticality 2 IT Systems. The Company believes that substantially all of the remaining steps to achieve Year 2000 Readiness for its Criticality 1 and Criticality 2 IT Systems will be completed by June 30, 1999. Transaction-Based Testing of the Company's most critical work flows, work on Criticality 3 IT Systems and decommissioning of Criticality 4 IT Systems have begun and will continue through 1999.

The Corporate Year 2000 Program Office and operating-unit Year 2000 teams are addressing Year 2000 Readiness issues regarding the Company's Non-IT Systems.


As part of its Year 2000 program, the Company has categorized its suppliers in terms of criticality. Criticality 1 suppliers are those whose products and services are most critical to the Company. Criticality 2 suppliers are those whose products and services are very important to the Company but for whom workarounds can be established and operable by June 30, 1999, if the products and services that the Company obtains from such suppliers are not Year 2000 Ready. Criticality 3 suppliers are those who could be replaced easily and reasonably inexpensively. The Company has substantially completed its assessment of its Criticality 1 and Criticality 2 suppliers. Such assessment involved the identification of those suppliers who will be sufficiently Year 2000 Ready;
identification of those who will not be sufficiently ready, requiring the Company to switch to an alternate supplier or product; identification of those suppliers who have some issues but with whom it is most prudent for the Company to continue its relationship; and identification of those suppliers for whom testing will be necessary. In instances where such testing was not possible (for example, it is not possible for the Company to test the operational ability of its telecommunications, electricity or gas service suppliers in a Year 2000 environment) and alternate sources of supply are not feasible, the Company is creating contingency plans to deal with potential issues.


Costs
External and internal costs associated with modifying software for Year 2000 Readiness are expensed as incurred and are funded through operating cash flow. It is currently estimated that the aggregate cost of the Company's Year 2000 program will be approximately $80 million. Through March 31, 1999, the Company had incurred approximately $60 million ($11 million in 1997, $43 million in 1998 and $6 million in the first quarter of 1999) and expects to incur approximately $16 million in the remaining three quarters of 1999 and $4 million in 2000. These estimates do not include the costs of software and systems that are being replaced or upgraded in the normal course of business.

Risks and Contingency Plans
The Company believes that it will substantially complete the implementation of its Year 2000 program prior to the commencement of the year 2000. If the Company does not complete its Year 2000 program prior to the commencement of the year 2000, if it fails to identify and remediate all critical Year 2000 problems, or if suppliers or customers which are individually or in the aggregate material to the Company experience Year 2000 issues, the Company's results of operations or financial condition could be materially affected.

Contingency planning continues in all of the Company's businesses. In addition to supplier-related activities, high-level plans have been developed for facilities and equipment, telecommunications infrastructure, product development and fulfillment, and internal administrative processes. These plans take into account human resources and communications issues that relate to the Company's employees. By the end of June 1999, the Company expects to have detailed contingency plans in place to address the most likely remaining impacts on the Company from external risks. As more information emerges about companies upon which the Company is critically reliant, these plans will be adjusted accordingly.


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



Dividends
On April 21, 1999, the Board of Directors approved a second quarter 1999 dividend of $.185 per share, payable June 10, 1999 to shareholders of record at the close of business May 20, 1999.


Forward-Looking Statements

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "target" and "goal," among others. All such forward-looking statements are based on the Company's reasonable expectations at the time they are made. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include: (1) complexity and uncertainty regarding the development of new high-technology products; (2) possible loss of market share through competition; (3) introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the business information and risk management industries and markets; (6) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (7) the Company's ability to complete the implementation of its Year 2000 and euro plans on a timely basis; (8) a reduction in demand for the Company's products and services resulting from its customers' Year 2000 issues; (9) the possible loss of key employees to investment or commercial banks, or elsewhere; (10) fluctuations in foreign currency exchange rates; (11) changes in the interest-rate environment; and (12) the outcome of the IRS's review of the Company's utilization of capital losses described above under "Liquidity and Financial Position" and the associated cash flow implications.


The risks and uncertainties that may affect the Company's assessment of Year 2000 issues and new European currency issues include: (1) the complexity involved in ascertaining all situations in which Year 2000 or new European currency issues may arise; (2) the inability of the Company to obtain the services of sufficient personnel to implement the programs; (3) possible increases in the cost of personnel required to implement the programs; (4) delays in scheduled deliveries of new hardware and software from third-party suppliers; (5) unreliability of responses from suppliers and others to whom inquiries are being made; (6) inability of the Company to meet the scheduled dates for completion of the programs; and (7) unforeseen events that could delay timely implementation of the programs.


The Company undertakes no obligation to publicly release any revision to any forward-looking statement to reflect any future events or circumstances.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is set forth in Note 5 - Contingencies on Pages 7-9 in Part I, Item 1 of this Form 10-Q.


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 20, 1999.

(c) The matters voted upon and the results of the vote are as follows:

PROPOSAL NO. 1
ELECTION OF DIRECTORS
--------------------- ----------------------------------------------------------
                                           NUMBER OF SHARES
--------------------- ----------------------------------------------------------
   NOMINEE                        FOR                        WITHHELD
--------------------- ----------------------------- ----------------------------
Robert R. Glauber              143,445,808                   3,670,954
--------------------- ----------------------------- ----------------------------
Victor A. Pelson               143,455,130                   3,661,632
--------------------- ----------------------------- ----------------------------
Volney Taylor                  143,261,207                   3,855,555
--------------------- ----------------------------- ----------------------------


PROPOSAL NO. 2
RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS
----------------------------   -------------------------------------------------
                                           NUMBER OF SHARES
----------------------------   -------------------------------------------------
                                   FOR       AGAINST      ABSTAIN       BROKER
                                                                       NON-VOTES
----------------------------   -----------   ---------   ----------   ----------
PricewaterhouseCoopers LLP     146,594,246     193,758      328,426            0
----------------------------   -----------   ---------   ----------   ----------


PROPOSAL NOS. 3, 4 AND 5
APPROVAL OF COMPANY PLANS
------------------------------------------------ ---------------------------------------------------------------------
                                                                           NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                 NAME OF PLAN                          FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
The Dun & Bradstreet Corporation Covered         142,401,406        3,972,005           742,148                0
Employee Cash Incentive Plan
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
The 1998 Dun & Bradstreet Corporation Key         76,808,443       58,531,148           801,489       10,975,350
Employees' Stock Incentive Plan
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
The Dun & Bradstreet Corporation 1999 Employee   128,450,222        7,103,884           588,176       10,974,148
Stock Purchase Plan
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


PROPOSAL NO. 6
SHAREHOLDER PROPOSAL ON IMPLEMENTATION OF THE MACBRIDE PRINCIPLES
------------------------------------------------ ---------------------------------------------------------------------
                                                                           NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
MacBride Principles                               17,546,932      107,479,651        11,115,308       10,974,539
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:
           (27) Financial Data Schedule

(b)     Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                THE DUN & BRADSTREET CORPORATION


Date: May 3, 1999    By:         FRANK S. SOWINSKI
                                 -----------------------------------------------
                                 Frank S. Sowinski
                                 Senior Vice President - Chief Financial Officer



Date: May 3, 1999    By:         CHESTER J. GEVEDA, JR.
                                 -----------------------------------------------
                                 Chester J. Geveda, Jr.
                                 Vice President and Controller