Form 10-Q
period 1999-06-30
DUN & BRADSTREET CORP /DE/
filed 1999-07-21
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549


                                       FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended June 30,1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         For the transition period from  to

          ------------------------------- -----------------------------

                          Commission file number 001-14037


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
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of Class                                    Shares Outstanding
       Common Stock,                                    at June 30, 1999
   par value $0.01 per share                               161,009,499

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                             PAGE


Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three and Six Months Ended June 30, 1999 and 1998                    3

Consolidated Balance Sheets (Unaudited)
      June 30, 1999 and December 31, 1998                                  4

Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 1999 and 1998                              5

Notes to Consolidated Financial Statements (Unaudited)                    6-10

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11-19



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                 20

Item 6. Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                21






The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                                          Three Months Ended                    Six Months Ended
                                                                               June 30,                            June 30,

                                                                      ------------------------------       ------------------------

Amounts in millions, except per share data                                    1999             1998              1999         1998
------------------------------------------------------------------    -------------     ------------       -----------   ----------

Operating Revenues                                                         $ 497.3          $ 484.0           $ 988.2       $ 955.1
------------------------------------------------------------------    -------------     ------------       -----------   -----------

Operating Costs:
      Operating Expenses                                                     151.8            145.6             297.9         289.7
      Selling and Administrative Expenses                                    193.8            197.0             398.6         395.2
      Depreciation and Amortization                                           36.2             35.4              71.6          70.9
      Reorganization Costs                                                       -             27.5                 -          28.0
------------------------------------------------------------------    -------------     ------------       -----------   -----------

Operating Costs                                                              381.8            405.5             768.1         783.8
------------------------------------------------------------------    -------------     ------------       -----------   -----------

Operating Income                                                             115.5             78.5             220.1         171.3
------------------------------------------------------------------    -------------     ------------       -----------   -----------

Non-Operating Income (Expense) - Net:
      Interest Income                                                          0.5              1.8               1.0           2.7
      Interest Expense                                                        (1.2)            (4.2)             (2.0)        (11.6)
      Minority Interest Expense                                               (5.6)            (5.7)            (11.2)        (11.3)
      Other Expense - Net                                                     (1.2)             0.3              (1.7)         (0.5)
------------------------------------------------------------------    -------------     ------------       -----------   -----------

Non-Operating Expense - Net                                                   (7.5)            (7.8)            (13.9)        (20.7)
------------------------------------------------------------------    -------------     ------------       -----------   -----------


Income from Continuing Operations before Provision for
      Income Taxes                                                           108.0             70.7             206.2         150.6
Provision for Income Taxes                                                    41.6             31.1              79.4          59.5
------------------------------------------------------------------    -------------     ------------       -----------    ----------

Income from Continuing Operations                                             66.4             39.6             126.8          91.1
Income from Discontinued Operations, Net of Income
      Taxes of $14.4 and $22.5 for the quarter and
      year-to-date respectively in 1998                                          -             21.7                 -          33.7
-----------------------------------------------------------------     -------------    -------------       -----------    ----------

Net Income                                                                 $  66.4          $  61.3           $ 126.8       $ 124.8
------------------------------------------------------------------    -------------     ------------       -----------    ----------

Basic Earnings Per Share of Common Stock:
      Continuing Operations                                                $  0.41          $  0.23           $  0.77       $  0.53
      Discontinued Operations                                                    -             0.13                 -          0.20
------------------------------------------------------------------    -------------     ------------       -----------    ----------

Basic Earnings Per Share of Common Stock                                   $  0.41          $  0.36           $  0.77       $  0.73
------------------------------------------------------------------    -------------     ------------       -----------    ----------

Diluted Earnings Per Share of Common Stock:
      Continuing Operations                                                $  0.40          $  0.23           $  0.76       $  0.52
      Discontinued Operations                                                    -             0.12                 -          0.20
------------------------------------------------------------------    -------------     ------------       -----------    ----------

Diluted Earnings Per Share of Common Stock                                 $  0.40          $  0.35           $  0.76       $  0.72
------------------------------------------------------------------    -------------     ------------       -----------    ----------
------------------------------------------------------------------    -------------     ------------       -----------    ----------


Dividends Paid Per Share of Common Stock                                   $ 0.185          $ 0.220           $ 0.370       $ 0.440
------------------------------------------------------------------    -------------     ------------        ----------    ----------
------------------------------------------------------------------    -------------     ------------        ----------    ----------

Weighted Average Number of Shares Outstanding:
      Basic                                                                  162.2            171.5             163.6         171.3
------------------------------------------------------------------    -------------     ------------        ----------    ----------

      Diluted                                                                164.8            174.5             166.2         174.2
------------------------------------------------------------------    -------------     ------------        ----------    ----------

The accompanying notes are an integral part of the consolidated financial statements.






The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                          June 30,         December 31,
Dollar amounts in millions, except per share data                                             1999                 1998
------------------------------------------------------------------------------    -----------------   ------------------

Assets

Current Assets
Cash and Cash Equivalents                                                                $    76.4            $    90.6
Accounts Receivable---Net of Allowance of $42.0 in 1999 and $39.0 in 1998                    441.4                445.2
Other Current Assets                                                                         188.0                228.2
                                                                                  -----------------   ------------------

                    Total Current Assets                                                     705.8                764.0
------------------------------------------------------------------------------    -----------------   ------------------



Non-Current Assets
Property, Plant and Equipment                                                                285.4                298.3
Prepaid Pension Costs                                                                        241.9                224.3
Computer Software                                                                            153.8                148.6
Goodwill                                                                                     171.1                191.8
Other Non-Current Assets                                                                     162.0                162.2
                                                                                  -----------------   ------------------

                    Total Non-Current Assets                                               1,014.2              1,025.2
------------------------------------------------------------------------------    -----------------   ------------------



Total Assets                                                                            $  1,720.0           $  1,789.2
------------------------------------------------------------------------------    -----------------   ------------------

------------------------------------------------------------------------------    -----------------   ------------------

Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable                                                                            $   129.2            $    36.9
Accrued Income Taxes                                                                         334.4                326.3
Other Accrued and Current Liabilities                                                        414.6                529.9
Unearned Subscription Income                                                                 485.5                459.6
                                                                                  -----------------   ------------------
                    Total Current Liabilities                                              1,363.7              1,352.7

Pension and Postretirement Benefits                                                          374.6                372.7
Other Non-Current Liabilities                                                                141.5                133.1

Contingencies (Note 6)

Minority Interest                                                                            302.1                301.7

Shareholders' Equity
Preferred Stock, authorized---10,000,000 shares;
     $.01 par value per share--- outstanding---none
Series Common Stock, authorized---10,000,000 shares;
     $.01 par value per share--- outstanding---none
Common Stock, authorized---400,000,000 shares;
     $.01 par value per share---1999 and 1998, issued---171,451,136 shares                     1.7                  1.7
Capital Surplus                                                                              235.9                251.1
Retained Earnings                                                                           (144.9)              (240.9)
Treasury Stock, at cost, 10,441,637 and 6,396,924 shares
     for 1999 and 1998, respectively                                                        (326.7)              (168.1)
Cumulative Translation Adjustment                                                           (183.3)              (170.2)
Minimum Pension Liability                                                                    (44.6)               (44.6)
------------------------------------------------------------------------------    -----------------   ------------------
Total Shareholders' Equity                                                                  (461.9)              (371.0)

------------------------------------------------------------------------------    -----------------   ------------------
Total Liabilities and Shareholders' Equity                                              $  1,720.0           $  1,789.2
------------------------------------------------------------------------------    -----------------   ------------------


The accompanying notes are an integral part of the consolidated financial statements.







The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)


                                                                                             Six Months
                                                                                               Ended
                                                                                              June 30,
                                                                                 ------------------------------

Dollar amounts in millions                                                            1999            1998
----------------------------------------------------------------------------     -------------     ------------
Cash Flows from Operating Activities:
Net Income                                                                           $ 126.8         $ 124.8
Less:
      Income from Discontinued Operations                                                  -            33.7

----------------------------------------------------------------------------     -------------     ------------
Income from Continuing Operations                                                      126.8            91.1
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                       71.6            70.9
    Postretirement Benefit Payments                                                     (7.4)           (9.3)
    Net (Increase) Decrease in Accounts Receivable                                      (3.8)           23.5
    Increase (Decrease) in Accrued Income Taxes                                          8.1            (5.8)
    Net (Increase) Decrease in Other Working Capital Items                              (7.7)           70.1
    Other                                                                                5.4            16.6
                                                                                 -------------     ------------
Net Cash Provided by Operating Activities:
   Continuing Operations                                                               193.0           257.1
   Discontinued Operations                                                                 -            21.7
----------------------------------------------------------------------------     -------------     ------------
Net Cash Provided by Operating Activities                                              193.0           278.8
----------------------------------------------------------------------------     -------------     ------------

Cash Flows from Investing Activities:
Proceeds from Sales of Marketable Securities                                            13.5            21.6
Payments for Marketable Securities                                                     (13.6)          (21.0)
Capital Expenditures                                                                   (21.5)          (23.5)
Additions to Computer Software and Other Intangibles                                   (42.7)          (38.0)
Net Cash Used in Investing Activities of Discontinued Operations                           -            (3.1)
Other                                                                                    4.9           (13.3)
----------------------------------------------------------------------------     -------------     ------------
Net Cash Used in Investing Activities                                                  (59.4)          (77.3)
----------------------------------------------------------------------------     -------------     ------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                   (60.5)          (75.5)
Payments for Purchase of Treasury Shares                                              (215.6)          (27.9)
Net Proceeds from Stock Plans                                                           36.8            18.7
Increase (Decrease) in Commercial Paper Borrowings                                      92.8          (421.6)
Decrease in Other Short-term Borrowings                                                 (1.0)          (29.1)
Proceeds from Debt Assumed by R.H. Donnelley                                               -           500.0
Other                                                                                    0.6             0.4
----------------------------------------------------------------------------     -------------     ------------
Net Cash Used in Financing Activities                                                 (146.9)          (35.0)
----------------------------------------------------------------------------     -------------     ------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                            (0.9)           (0.4)
----------------------------------------------------------------------------     -------------     ------------
(Decrease) Increase in Cash and Cash Equivalents                                       (14.2)          166.1
Cash and Cash Equivalents, Beginning of Year                                            90.6            81.8
----------------------------------------------------------------------------     -------------     ------------
Cash and Cash Equivalents, End of Quarter                                             $ 76.4         $ 247.9
----------------------------------------------------------------------------     -------------     ------------

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


Note 2 - Reorganization and Discontinued Operations

On June 30, 1998, The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies - The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B"). The new entity is now known as "The Dun & Bradstreet Corporation" and the continuing entity (i.e., Old D&B), consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name to "R.H. Donnelley Corporation" ("Donnelley"). Due to the relative significance of the new entity, the transaction has been accounted for as a reverse spin-off, and as such Moody's and D&B have been classified as continuing operations and Donnelley and DonTech have been classified as discontinued operations. The Distribution was effected on June 30, 1998 and resulted in an increase to shareholders' equity of $183.5 million.

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

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the net operating results of Donnelley have been reported in the caption "Income from Discontinued Operations, Net of Income Taxes" in the consolidated statements of operations. For the quarter and six months ended June 30, 1998, operating revenues of Donnelley were $66.3 million and $107.8 million, respectively.

Note 3   - Reconciliation of Weighted Average Shares

                                                                          Three Months Ended                  Six Months Ended
                                                                              June 30,                             June 30,
(share data in thousands)                                                   1999            1998             1999              1998
                                                                            ----            ----             ----              ----
Weighted average number of shares-basic                                  162,150         171,470          163,627           171,313
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                            2,551           2,855            2,294             2,693
Adjustment of shares applicable to stock options exercised
   during the period and performance share plans                             121             153              265               180
                                                                             ---             ---              ---               ---
Weighted average number of shares-diluted                                164,822         174,478          166,186           174,186
                                                                         =======         =======          =======           =======

As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. The conversion of diluted shares has no impact on the Company's operating results. Options to purchase approximately 100,000 and 50,000 shares of common stock which were outstanding at June 30, 1999 and 1998, respectively were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.


Note 4 - Comprehensive Income

The Company's total comprehensive income for the three and six month periods ended June 30 was as follows (Amounts in millions)


                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                             -------------------------    --------------------------
                                                                 1999         1998             1999           1998
                                                                 ----         ----             ----           ----
Net income                                                      $66.4        $61.3         $126.8          $124.8
Other comprehensive loss - foreign currency
translation adjustment                                          (14.9)        (2.3)         (13.1)           (6.8)
                                                               ------        -----         ------           -----
Total comprehensive income                                      $51.5        $59.0         $113.7          $118.0
                                                                =====        =====         ======          ======


Note 5 - Notes Payable

In June 1999, the Company renewed its $300 million 364-day revolving credit facility. Under this facility the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under this facility since it was established in June 1998.

Note 6- Contingencies

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

Information Resources
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Old D&B, A.C. Nielsen Company (a subsidiary of ACNielsen Corporation, ("ACNielsen")) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation).

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

In connection with the IRI action, on October 28, 1996, Cognizant Corporation ("Cognizant"), ACNielsen and Old D&B entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI Action and
(ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Old D&B and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

In connection with the Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities of Donnelley arising from the IRI Action and agreed to indemnify Donnelley in connection with such potential liabilities.

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

The Internal Revenue Service ("IRS"), as part of its audit process, is currently reviewing the Company's utilization of certain capital losses generated during 1989 and 1990. While the Company has not received a formal assessment with respect to these transactions, the Company expects that the IRS will challenge the Company's utilization of certain capital losses. At the present time, if assessed, the Company intends to defend its position vigorously. If an assessment is made and the IRS prevails in its view, the total cash obligation to the IRS at June 30, 1999 would approximate $525 million for taxes and accrued interest. Pursuant to a series of agreements, IMS and NMR are jointly and severally liable to pay one-half and the Company the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million.

In connection with the 1998 Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities of Donnelley from these tax matters and agreed to indemnify Donnelley in connection with such potential liabilities.

As of June 30, 1999, the Company has accrued its anticipated share of the probable liability (approximately $330 million, including $170 million of tax-deductible interest) arising from the Company's utilization of these capital losses in 1989 and 1990. Therefore, the final resolution of this matter is not expected to have a material effect on the results of operations, but could have a material effect on cash flows and financial position.



Note 7 - Segment Information

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                                ------------------------------     ------------------------------
Amounts in millions                                                     1999             1998              1999             1998
-------------------------------------------------------------   -------------    -------------     -------------    -------------
Operating Revenues:

     Dun & Bradstreet U.S.                                          $  219.6        $   213.0          $  454.6        $   438.5
     Dun & Bradstreet Europe                                           105.7            106.6             204.5            199.0
     Dun & Bradstreet Asia Pacific/Canada/Latin America                 24.5             23.4              44.7             43.5
                                                                -------------    -------------     -------------    -------------
         Total Dun & Bradstreet Operating Company                      349.8            343.0             703.8            681.0
     Moody's Investors Service                                         147.5            133.1             284.4            256.4
     All Other   (1)                                                       -              7.9                 -             17.7
                                                                -------------    -------------     -------------    -------------
Consolidated Operating Revenues                                     $  497.3        $   484.0          $  988.2        $   955.1
                                                                -------------    -------------     -------------    -------------

Operating Income (Loss):

     Dun & Bradstreet U.S.                                          $   55.7        $    52.7          $  127.6        $   122.6
     Dun & Bradstreet Europe                                            (2.6)            (2.8)            (17.7)           (18.0)
     Dun & Bradstreet Asia Pacific/Canada/Latin America                 (2.0)            (1.0)             (5.8)            (6.1)
                                                                -------------    -------------     -------------    -------------
         Total Dun & Bradstreet Operating Company                       51.1             48.9             104.1             98.5
     Moody's Investors Service                                          72.8             62.3             136.5            118.1
     All Other   (1)                                                    (8.4)           (32.7)            (20.5)           (45.3)
                                                                -------------    -------------     -------------    -------------
Consolidated Operating Income                                       $  115.5        $    78.5          $  220.1        $   171.3
                                                                -------------    -------------     -------------    -------------


Notes:
(1) The tables below itemize the "All Other" for Operating Revenue and
    Operating Income (Loss):
                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                                ------------------------------     ------------------------------
     Operating Revenues                                                 1999             1998              1999             1998
     --------------------------------------------------------   -------------    -------------     -------------    -------------

         Divested Operations - Financial Information Services        $     -         $    7.6           $     -        $    16.8
         Other Revenues                                                    -              0.3                 -              0.9
                                                                -------------    -------------     -------------    -------------
     Total Revenues                                                  $     -         $    7.9           $     -        $    17.7
                                                                -------------    -------------     -------------    -------------
     Operating Income (Loss)

         Divested Operations - Financial Information Services        $     -         $    1.1           $     -         $    3.9
         Corporate and Other                                            (8.4)            (6.3)            (20.5)           (21.2)
         Reorganization Costs                                              -            (27.5)                -            (28.0)
                                                                -------------    -------------     -------------    -------------
     Total Operating Loss                                           $   (8.4)       $   (32.7)        $   (20.5)       $   (45.3)
                                                                -------------    -------------     -------------    -------------


Supplemental Geographic and Product Line Information:
                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                                ------------------------------     ------------------------------
     Geographic Revenue                                                 1999             1998              1999             1998
     --------------------------------------------------------   -------------    -------------     -------------    -------------

         United States                                              $  330.0        $   324.3          $  674.3        $   661.9
         International                                                 167.3            159.7             313.9            293.2
                                                                -------------    -------------     -------------    -------------
     Consolidated Operating Revenues                                $  497.3        $   484.0          $  988.2        $   955.1
                                                                -------------    -------------     -------------    -------------

     Product Line Revenues                                              1999             1998             1999              1998
     --------------------------------------------------------   -------------    -------------     -------------    -------------

         Credit Information Services                                $  239.3        $   244.2          $  479.4        $   486.7
         Marketing Information Services                                 67.7             61.1             143.0            122.3
         Purchasing Information Services                                 7.2              5.3              11.5              9.4
         Receivables Management Services                                35.6             32.4              69.9             62.6
                                                                -------------    -------------     -------------    -------------
     Total Dun & Bradstreet Operating Company                       $  349.8        $   343.0          $  703.8        $   681.0
                                                                -------------    -------------     -------------    -------------

Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Overview

On June 30, 1998, The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies - The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which is a new entity comprised of Moody's Investors Service ("Moody's") and Dun & Bradstreet, the operating company ("D&B"). The new entity is now known as "The Dun & Bradstreet Corporation" and the continuing entity (i.e., Old D&B), consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name to "R.H. Donnelley Corporation" ("Donnelley"). Due to the relative significance of the new entity, the transaction has been accounted for as a reverse spin-off, and as such Moody's and D&B have been classified as continuing operations and Donnelley and DonTech have been classified as discontinued operations. The Distribution was effected on June 30, 1998 and resulted in an increase to shareholders' equity of $183.5 million.

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


Results of Operations

Consolidated Results

The Company's second quarter 1999 net income was $66.4 million and earnings per share were $.41 basic and $.40 diluted. This compared to second quarter 1998 income from continuing operations of $39.6 million and earnings per share from continuing operations of $.23, basic and diluted. The Company's second quarter 1998 income from continuing operations included $27.5 million pre-tax ($22.7 million after-tax) of reorganization costs incurred during the quarter in connection with the separation of Donnelley. Excluding the reorganization costs, income from continuing operations increased 7% and both basic and diluted earnings per share from continuing operations increased 11% in the second quarter of 1999 compared to the same period in 1998. Earnings per share growth in 1999 was benefited by the completion in the second quarter of 1999 of the Company's $300 million stock repurchase program (see more discussion following.) Second quarter 1998 net income of $61.3 million included income from discontinued operations of $21.7 million. Second quarter 1998 earnings per share of $.36 basic and $.35 diluted included earnings per share from discontinued operations of $.13 basic and $.12 diluted.

Through the first half of 1999, the Company reported net income of $126.8 million, or $.77 per share basic and $.76 per share diluted. This compares with a 1998 first half income from continuing operations of $91.1 million and earnings per share from continuing operations of $.53 basic and $.52 diluted. As noted above, 1998 first half results included reorganization costs of $28.0 million pre-tax ($23.2 million after-tax) associated with the separation from Donnelley. Excluding the reorganization costs, income from continuing operations increased 11% and basic and diluted earnings per share from continuing operations increased 15% during the first half of 1999 from the first half of 1998. First half 1998 results include income from discontinued operations of $33.7 million. 1998 first half earnings per share of $.73 basic and $.72 diluted include earning per share from discontinued operations of $.20 basic and diluted.

Operating revenues for the second quarter were up 3% to $497.3 million in 1999 from $484.0 million in the second quarter of 1998. Excluding the second quarter 1998 results of Financial Information Services ("FIS") (the financial publishing unit of Moody's Investors Service ("Moody's") which was sold in July 1998) and the impact of foreign currency translation, revenue growth would have increased 5%. Revenue growth reflects continued strong growth at Moody's and modest growth at the D&B operating company. The lower than expected growth at the D&B operating company resulted from lower usage of traditional credit services products and slower than expected growth in value-added products. On a year-to-date basis, operating revenues of $988.2 million in 1999 were up 3% from the same period in the prior year. Excluding the results of FIS in the first half of 1998 and the impact of foreign currency translation, operating revenues increased 5% in 1999 compared to 1998, again fueled by strong growth at Moody's.

Operating expenses increased 4% to $151.8 million in the second quarter of 1999 compared to the same period in 1998. This increase is attributable to revenue growth and the Company's investment in value-added products and partnerships with providers of enterprise software solutions, partially offset by expense control initiative worldwide. Selling and administrative expenses decreased 2% to $193.8 million in the second quarter of 1999 compared to the same period in 1998, resulting from the Company's expense control initiatives worldwide. For the first half of 1999, operating expenses increased 3% to $297.9 million and selling and administrative expenses increased 1% to $398.6 million from the same period in 1998. Also included in operating costs in 1998 were $27.5 million in the second quarter and $28.0 million in the first half of reorganization costs associated with the separation from Donnelley.

Operating income for the second quarter of 1999 was $115.5 million, up 47% compared to $78.5 million during the second quarter of 1998. However, excluding reorganization costs of $27.5 million related to the separation of Donnelley and the operating results of FIS, operating income for the second quarter of 1999 grew 10% compared to the same period in 1998. This growth reflects the strong revenue results for Moody's and the impact of expense control initiatives worldwide. On a year to date basis, operating income grew 28% to $220.1 million in 1999. Excluding the reorganization costs and results of FIS, operating income grew 13% in the first half of 1999 compared to the same period in 1998.

Non-operating expense-net was $7.5 million for the second quarter of 1999 compared to $7.8 million in the second quarter of 1998. On a year-to-date basis, non-operating expense-net was $13.9 million in the first half of 1999, compared to $20.7 million from the first half of 1998. This significant decrease was a result of sharply lower interest expense, driven by lower debt levels in 1999 compared to 1998 (see further discussion in the Liquidity and Financial Position section.)

The Company's effective tax rate for the second quarter of 1999 was 38.5% compared to 44% in the second quarter of 1998. The second quarter of 1998 rate reflects an underlying tax rate of 36.7% and the non-deductibility of certain reorganization costs. On a year to date basis the effective tax rate was 38.5% for the first half of 1999 compared to 39.5% for the first half of 1998, which was higher than the underlying rate as a result of the non-deductibility of certain reorganization costs.

Income from discontinued operations, net of income taxes, was $21.7 million and $33.7 million for the second quarter and year-to-date periods, respectively, of 1998.

Segment Results

D&B U.S. revenues were $219.6 million in the second quarter of 1999, up 3% from 1998 second quarter revenues. In comparing the second quarter of 1999 revenues with the second quarter of 1998 revenues, Credit Information Services ("Credit") decreased 3% to $145.3 million, Marketing Information Services ("Marketing") increased 17% to $48.7 million, Purchasing Information Services ("Purchasing") increased 22% to $6.5 million and Receivables Management Services ("RMS") increased 21% to $19.1 million. The decline in U.S. Credit revenues resulted from a number of factors including a focus on new products (versus traditional credit products) by the sales force, the continued softness in the Asian, Latin American and certain European economies which impacted cross border sales of credit services and lower than expected performance in the small customer segment. The growth rates in Marketing, Purchasing and RMS are largely attributable to the growth in revenues from value-added products and partnerships with providers of enterprise software solutions. For the first half of 1999, D&B U.S. revenues of $454.6 million were up 4% from the same period in the prior year. Revenues on a year-to-date basis decreased 3% for Credit to $299.9 million and increased 20% to $106.2 million for Marketing, 15% to $10.8 million for Purchasing and 20% to $37.7 million for RMS in comparison with the first half of the prior year. Credit revenues for the first half of 1999 were negatively impacted by the factors noted above.

D&B U.S. operating income was $55.7 million in the second quarter of 1999, up 6% from the prior year, driven by the modest increase in revenues and the impact of expense control initiatives. For the first half of 1999, operating income was $127.6 million, up 4% from 1998 first half-operating income of $122.6 million.

D&B Europe's revenues were $105.7 million in the second quarter of 1999, down 1% when compared to 1998 second quarter revenues of $106.6 million. D&B Europe's revenue growth was impacted by unfavorable movements in foreign exchange rates which offset the positive impact of two acquisitions made during the second half of 1998. In comparing the second quarter of 1999 with the second quarter of 1998, European Credit revenues decreased 3% to $77.3 million, while Marketing revenues increased 3% to $15.4 million and RMS revenues increased 2% to $12.3 million. D&B Europe also reported revenues from Purchasing of $.7 million during the second quarter of 1999. The decline in European Credit revenues resulted from ongoing price competition in the local credit markets and sporadic service interruptions in customer access systems that are being remedied by the installation of more sophisticated monitoring tools and migration to new vendors. Marketing revenue growth was negatively impacted by a one-time shift in 1998 of certain revenues from the first to the second quarter. For the first half of 1999, operating revenues increased 3% to $204.5 million from the first half of 1998. In comparing the first half of 1999 with the same period in 1998, European Credit revenues decreased 1% to $148.8 million, as a consequence of the previously noted factors, while Marketing revenues increased 19% to $30.7 million, Purchasing revenues increased 100% to $.7 million and RMS revenues increased 7% to $24.3 million.

D&B Europe reported an operating loss of $2.6 million in the second quarter of 1999, compared to a loss of $2.8 million in the same period of the prior year. On a year-to-date basis, D&B Europe reported an operating loss of $17.7 million in the first half of 1999 compared to $18.0 million in 1998, reflecting the favorable impact of cost control initiatives implemented during 1999 partially offset by initiatives to support and accelerate the focus on value-added products and enterprise software solutions and the continued investments in new technology and systems in Europe.

D&B APCLA reported operating revenues of $24.5 million in the second quarter of 1999, up 5% from the same period in 1998. Favorable movements in foreign exchange rates positively impacted D&B APCLA revenue growth. Excluding foreign exchange, revenue growth would have been up 3%. In comparing the second quarter of 1999 with the second quarter of 1998, APCLA Credit revenues increased 17% to $16.7 million, Marketing revenues decreased 22% to $3.6 million and RMS revenues decreased 6% to $4.2 million. For the first half of the year, D&B APCLA reported operating revenues of $44.7 million in 1999, up 3% when compared to $43.5 million in 1998. In comparing the first half of 1999 with the same period in 1998, Credit revenues increased 12% to $30.7 million, while Marketing revenues decreased 20% to $6.1 million and RMS revenues decreased 5% to $7.9 million.

D&B APCLA reported an operating loss of $2.0 million in the second quarter of 1999, compared to an operating loss of $1.0 million in the same period of 1998, primarily as a result of the timing of expenses. For the first half of the year, D&B APCLA reported an operating loss of $5.8 million in 1999, compared to $6.1 million in 1998.

Moody's revenues (excluding the second quarter 1998 results of FIS) of $147.5 million in the second quarter of 1999 were up 11% from the second quarter of 1998, driven by strong European and structured finance issuances. Overall issuance remained ahead of second quarter 1998 levels, despite declines in the high yield and public finance markets. Also contributing to the strong results was growth in one of Moody's new products, syndicated bank loan ratings and growth in its credit research and risk management products. On a year-to-date basis, Moody's revenues of $284.4 million for the first half of 1999 were up 11% from the same period in the prior year (excluding 1998 FIS results), with year to date issuance and ratings activity in line with that of the second quarter.

Moody's operating income of $72.8 million in the second quarter of 1999 was up 17% from second quarter 1998, reflecting strong revenue growth. For the first half of 1999, Moody's operating income was $136.5 million, up 16% from the same period in 1998.

Adoption of Statements of Financial Accounting Standards ("SFAS")

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company currently hedges foreign-currency-denominated transactions and will comply with the requirements of SFAS No. 133 when adopted. In June, the Financial Accounting Standards Board issued SFAS 137 delaying the effective date of SFAS 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 beginning January 1, 2001. The effect of adopting SFAS No. 133 is not expected to be material.


Liquidity and Financial Position

At June 30, 1999, cash and cash equivalents totaled $76.4 million, a decrease of $14.2 million from $90.6 million held at December 31, 1998. During the first half of 1999, the Company's share repurchase program and the increase in commercial paper borrowings needed to support the repurchase program impacted cash flows. During the first half of 1998, cash and cash equivalents increased by $166.1 million, largely attributable to the assumption of $500 million of debt by Donnelley in connection with the separation (see further details below) offset by the paydown of short-term borrowings outstanding at the time of the Distribution of $287.1 million. Also during the first half of 1998, a tax refund received and the cash generated by discontinued operations impacted cash flows.

Operating activities generated net cash of $193.0 million during the first half of 1999 compared to $257.1 million from continuing operations in 1998. Cash flow from operations in the first half of 1999 was impacted by the increase in accounts receivable which resulted from higher contract sales during the first half of 1999 in comparison to the same period in the prior year. Additionally, in the first half of 1998, tax refunds received positively impacted cash flow from operations as reflected by the large decrease in Other Working Capital Items in 1998.

Net cash used in investing activities was $59.4 million for the first half of 1999 compared to $77.3 million in 1998. In the first half of 1999 the Company invested $64.2 million for capital expenditures and additions to computer software and other intangibles compared to $61.5 million in the comparable period in 1998. During the first half of 1998, discontinued operations used $3.1 million for investing activities.

Net cash used in financing activities was $146.9 million during the first half of 1999 compared to $35.0 million in the first half of 1998. Payments of dividends accounted for $60.5 million in the first half of 1999 compared to $75.5 million in the first half of 1998.

During the first half of 1999, the Company completed its special stock repurchase program, authorized by its Board of Directors in June 1998, by purchasing 4.2 million shares for $150.0 million. During the first half of 1999, the Company also repurchased 1.8 million shares for $65.6 million in connection with the Company's Employee Stock Purchase Plan and to offset awards made under incentive plans. Shares issued for company stock plans totaled 2.0 million shares during the first half of 1999. Proceeds received in connection with the Company's stock plans were $36.8 million for the first half of 1999 compared to $18.7 million in 1998.

In June 1999, the Company renewed its $300 million 364-day revolving credit facility. Under this facility the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under this facility since it was established in June 1998. During the first half of 1999, the Company increased its net commercial paper borrowings by $92.8 million in order to support its share repurchase program, discussed below. At June 30, 1999, the Company had $128.7 million of commercial paper borrowings outstanding.

In connection with the 1998 Distribution, during June 1998, R.H. Donnelley Inc. borrowed $500 million under two facilities. The proceeds of these borrowings were used to repay existing indebtedness of Old D&B in the amount of $287.1 million at the time of the Distribution; the Company used the excess for general corporate purposes, including the payment of reorganization costs. Prior to the Distribution, during the first half of 1998 the Company had reduced short-term borrowings by $163.6 million. The $500 million of debt became an obligation of Donnelley upon the Distribution.

The Internal Revenue Service (IRS) is continuing its review of the utilization of certain capital losses during 1989 and 1990 and the Company expects that the IRS will challenge the Company's treatment of certain of these losses. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS would approximate $525 million for taxes and accrued interest as of June 30, 1999. Pursuant to a series of agreements, IMS and NMR are jointly and severally liable to pay one-half, and the Company the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million. If assessed, the Company will consider available alternatives to vigorously defend its position. Certain alternatives would require making a payment to the IRS for its share of the taxes and accrued interest (approximately $330 million, of which $170 million represents tax-deductible interest), which would be repaid to the Company if it prevails in its position. The funds that would be needed to make the Company's share of such payment are expected to come from external borrowings.

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

The most important areas of focus of the Company's Year 2000 program are the Company's products and services (including its databases, software that manipulates these databases and software provided to customers); billing, ordering and tracking systems; technical infrastructure (such as LANs, WANs, voice and e-mail systems and web sites); desktop computers; suppliers; business operation support systems (such as payroll); facilities and equipment; and contingency planning.

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

As of June 30, 1999, substantially all of the Company's more than 2000 Criticality 1 and Criticality 2 systems were Year 2000 Ready. Transaction-Based Testing of the Company's most critical work flows has been completed at global and regional levels. Further testing will continue throughout the remainder of 1999.

Remediation of the Company's Criticality 3 systems is progressing according to schedule and is expected to be substantially complete by September 30, 1999. Decommissioning of Criticality 4 IT Systems is well under way and will continue through 1999. In order to maintain the integrity of the Company's Year 2000 Ready systems, a system change freeze will begin in late September of 1999. A process has been designed to allow for exceptions to the freeze.

The  Company has  addressed  Year 2000  Readiness  issues  regarding  its Non-IT
Systems.

All of the Company's material suppliers have been identified and assessed, and proactive corrective actions have been taken, where necessary. Where suppliers were assessed to be sufficiently Year 2000 Ready, appropriate contact information has been gathered for contingency planning purposes. Where the assessment raised concerns about a supplier's Year 2000 program, the Company has switched to an alternate supplier or product. Where a supplier was assessed to have some issues but with whom it is most prudent for the Company to continue its relationship, the Company has created contingency plans to deal with potential issues.

Costs
External and internal costs associated with modifying software for Year 2000 Readiness are expensed as incurred and are funded through operating cash flow. It is currently estimated that the aggregate cost of the Company's Year 2000 program will be approximately $80 million. Through June 30, 1999, the Company had incurred approximately $68 million ($11 million in 1997, $43 million in 1998 and $14 million in the first half of 1999) and expects to incur approximately $9 million in the second half of 1999 and $3 million in 2000. These estimates do not include the costs of software and systems that are being replaced or upgraded in the normal course of business.

Risks and Contingency Plans
The Company believes that it will substantially complete the implementation of its Year 2000 program prior to the commencement of the year 2000. If the Company does not complete its Year 2000 program prior to the commencement of the year 2000, if it fails to identify and remediate all critical Year 2000 problems, or if suppliers or customers which are individually or in the aggregate material to the Company experience Year 2000 issues, or are diverted from making purchases while dealing with their Year 2000 issues, the Company's results of operations or financial condition could be materially affected.

The Company's global contingency plan, addressing the most likely remaining impacts on the Company from external risks, was completed as scheduled on June 30, 1999. The plan provides detailed guidelines for the Company's operations worldwide regarding the planned backup, testing and re-starting of the Company's systems throughout the millennium weekend. In addition, the plan details procedures for addressing problems should they arise.

In addition to supplier-related activities, contingency plans have been developed for facilities and equipment, telecommunications infrastructure, product development and fulfillment, internal administrative processes, human resources, communications and employee benefits.


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


Dividends

On July 20, 1999, the Board of Directors approved a third quarter 1999 dividend of $.185 per share, payable September 10, 1999 to shareholders of record at the close of business August 20, 1999.


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

The Company may from time to time make oral forward-looking statements. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any such forward-looking statements made by or on behalf of the Company. Any such statement is qualified by reference to the factors set forth above.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this item is set forth in Note 6 - Contingencies on Pages 8-9 in Part I. Item 1 of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:
           (27) Financial Data Schedule

(b)     Reports on Form 8-K:
There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               THE DUN & BRADSTREET CORPORATION


Date: July 21,1999     By:      FRANK S. SOWINSKI
                                ----------------------------------------------
                                Frank S. Sowinski
                                Senior Vice President - Chief Financial Officer



Date: July 21,1999     By:      CHESTER J. GEVEDA
                                ----------------------------------------------
                                Chester J. Geveda, Jr.
                                Vice President and Controller