Form 10-Q
period 1999-09-30
DUN & BRADSTREET CORP /DE/
filed 1999-10-20
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended September 30,1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                           For the transition period
               from                                       to

    -----------------------------           -----------------------------

                             Commission file number
                                    001-14037


                        THE DUN & BRADSTREET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  13-3998945
------------------------------              ------------------------------------
------------------------------              ------------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                   07974
--------------------------------------      ------------------------------------
--------------------------------------      ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code              (908) 665-5000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title of Class                              Shares Outstanding
      Common Stock,                               at September 30, 1999
      Par value $0.01 per share                      160,883,427

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                               PAGE


Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three and Nine Months Ended September 30, 1999 and 1998                3

Consolidated Balance Sheets (Unaudited)
      September 30, 1999 and December 31, 1998                               4

Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1999 and 1998                          5

Notes to Consolidated Financial Statements (Unaudited)                      6-11

Item 2. Management's Discussion and Analysis of Financial

            Condition and Results of Operations                            12-22




PART II.  OTHER INFORMATION


Item 1. Legal Proceedings                                                    22


Item 6. Exhibits and Reports on Form 8-K                                     22

SIGNATURES                                                                   23



The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                                               Quarter Ended                  Year-to-Date
                                                                               September 30,                 September 30,
                                                                          -------------------------  -------------------------------
Amounts in millions, except per share data                                       1999         1998            1999             1998
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Operating Revenues                                                             $473.7       $459.6        $1,461.9         $1,414.7
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Operating Costs:
    Operating Expenses                                                          129.1        130.2           427.0            419.9
    Selling and Administrative Expenses                                         199.6        192.0           598.2            587.2
    Depreciation and Amortization                                                33.5         34.3           105.1            105.2
    Reorganization Costs                                                            -            -               -             28.0
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Operating Costs                                                                 362.2        356.5         1,130.3          1,140.3
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Operating Income                                                                111.5        103.1           331.6            274.4
------------------------------------------------------------------------  ------------  -----------  --------------   --------------
Non-Operating Income (Expense) - Net:
    Interest Income                                                               0.5          2.4             1.5              5.1
    Interest Expense                                                             (1.4)        (0.2)           (3.4)           (11.8)
    Minority Interest Expense                                                    (5.6)        (5.6)          (16.8)           (16.9)
    Other Income - Net                                                           11.6          8.9             9.9              8.4
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Non-Operating Income (Expense) - Net                                              5.1          5.5            (8.8)           (15.2)
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Income from Continuing Operations before Provision for
    Income Taxes                                                                116.6        108.6           322.8            259.2
Provision for Income Taxes                                                       50.5         39.9           129.9             99.4
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Income from Continuing Operations                                                66.1         68.7           192.9            159.8
Income from Discontinued Operations, Net of Income
    Taxes of $22.5 for year-to-date 1998                                            -            -               -             33.7
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Net Income                                                                     $ 66.1       $ 68.7          $192.9           $193.5
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Basic Earnings Per Share of Common Stock:
    Continuing Operations                                                      $ 0.41       $ 0.40          $ 1.19           $ 0.93
    Discontinued Operations                                                         -            -               -             0.20
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Basic Earnings Per Share of Common Stock                                       $ 0.41       $ 0.40          $ 1.19           $ 1.13
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Diluted Earnings Per Share of Common Stock:
    Continuing Operations                                                      $ 0.41       $ 0.40          $ 1.17           $ 0.92
    Discontinued Operations                                                         -            -               -             0.20
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Diluted Earnings Per Share of Common Stock                                       0.41         0.40            1.17             1.12
------------------------------------------------------------------------  ------------  -----------  --------------   --------------


Dividends Paid Per Share of Common Stock                                       $0.185       $0.185          $0.555           $0.625
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

Weighted Average Number of Shares Outstanding:
    Basic                                                                       160.9        169.6           162.7            170.7
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

    Diluted                                                                     162.7        171.3           164.9            173.2
------------------------------------------------------------------------  ------------  -----------  --------------   --------------

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                                September 30,   December 31,
Dollar amounts in millions, except per share data                                                     1999              1998
-----------------------------------------------------------------------------------------  ----------------   ---------------

Assets

Current Assets
Cash and Cash Equivalents                                                                          $  70.8            $ 90.6
Accounts Receivable---Net of Allowance of $42.9 in 1999 and $39.0 in 1998                            426.0             445.2
Other Current Assets                                                                                 192.8             228.2
                                                                                           ----------------   ---------------
                    Total Current Assets                                                             689.6             764.0
-----------------------------------------------------------------------------------------  ----------------   ---------------


Non-Current Assets
Property, Plant and Equipment                                                                        277.7             298.3
Prepaid Pension Costs                                                                                253.1             224.3
Computer Software                                                                                    154.6             148.6
Goodwill                                                                                             168.5             191.8
Other Non-Current Assets                                                                             169.7             162.2
                                                                                           ----------------   ---------------
                    Total Non-Current Assets                                                       1,023.6           1,025.2
-----------------------------------------------------------------------------------------  ----------------   ---------------


Total Assets                                                                                     $ 1,713.2          $1,789.2
-----------------------------------------------------------------------------------------  ----------------   ---------------


-----------------------------------------------------------------------------------------  ----------------   ---------------
Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable                                                                                      $ 102.6            $ 36.9
Accrued Income Taxes                                                                                 349.7             326.3
Other Accrued and Current Liabilities                                                                437.6             529.9
Unearned Subscription Income                                                                         453.0             459.6
                                                                                           ----------------   ---------------
                    Total Current Liabilities                                                      1,342.9           1,352.7
                                                                                           ----------------   ---------------

Pension and Postretirement Benefits                                                                  372.9             372.7
Other Non-Current Liabilities                                                                        129.3             133.1

Contingencies (Note 7)

Minority Interest                                                                                    301.7             301.7

Shareholders' Equity
Preferred Stock, authorized---10,000,000 shares;
     $.01 par value per share--- outstanding---none
Series Common Stock, authorized---10,000,000 shares;
     $.01 par value per share--- outstanding---none
Common Stock, authorized---400,000,000 shares;
     $.01 par value per share---1999 and 1998, issued---171,451,136 shares                             1.7               1.7
Capital Surplus                                                                                      233.1             251.1
Retained Earnings                                                                                   (108.7)           (240.9)
Treasury Stock, at cost, 10,567,709 and 6,396,924 shares
     for 1999 and 1998, respectively                                                                (329.8)           (168.1)
Cumulative Translation Adjustment                                                                   (185.3)           (170.2)
Minimum Pension Liability                                                                            (44.6)            (44.6)
-----------------------------------------------------------------------------------------  ----------------   ---------------
Total Shareholders' Equity                                                                          (433.6)           (371.0)

-----------------------------------------------------------------------------------------  ----------------   ---------------
Total Liabilities and Shareholders' Equity                                                       $ 1,713.2          $1,789.2
-----------------------------------------------------------------------------------------  ----------------   ---------------

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
                                                                                                     Nine Months Ended
                                                                                                       September, 30
                                                                                               -------------------------------

Dollar amounts in millions                                                                               1999            1998
---------------------------------------------------------------------------------------------  ---------------  --------------

Cash Flows from Operating Activities:
Net Income                                                                                             $192.9          $193.5
Less:
      Income from Discontinued Operations                                                                   -            33.7
---------------------------------------------------------------------------------------------  ---------------  --------------
Income from Continuing Operations                                                                       192.9           159.8
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                                                                       105.1           105.2
    Gains from Sale of Business, Net of Income Taxes                                                     (7.5)           (5.3)
    Postemployment Benefit Payments                                                                     (11.3)          (12.7)
    Net Decrease in Accounts Receivable                                                                  11.0            67.5
    Deferred Income Taxes                                                                               (10.4)          (17.2)
    Increase (Decrease) in Accrued Income Taxes                                                          23.7            (8.8)
    Increase in Long Term Liabilities                                                                       -             8.4
    Increase in Other Long Term Assets                                                                  (26.9)          (18.0)
    Net (Increase) Decrease in Other Working Capital Items                                              (4.0)             2.5
    Other                                                                                                 4.1            18.0
                                                                                               ---------------  --------------
Net Cash Provided by Operating Activities:
   Continuing Operations                                                                                276.7           299.4
   Discontinued Operations                                                                                  -            21.7
---------------------------------------------------------------------------------------------  ---------------  --------------

Net Cash Provided by Operating Activities                                                               276.7           321.1
---------------------------------------------------------------------------------------------  ---------------  --------------

Cash Flows from Investing Activities:
Proceeds from Sales of Marketable Securities                                                             16.3            37.5
Payments for Marketable Securities                                                                      (17.6)          (38.3)
Proceeds from Sale of Business                                                                              -            26.5
Capital Expenditures                                                                                    (28.8)          (38.0)
Additions to Computer Software and Other Intangibles                                                    (60.0)          (58.2)
Net Cash Used in Investing Activities of Discontinued Operations                                            -            (3.1)
Other                                                                                                     3.4             4.5
---------------------------------------------------------------------------------------------  ---------------  --------------

Net Cash Used in Investing Activities                                                                   (86.7)          (69.1)
---------------------------------------------------------------------------------------------  ---------------  --------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                                    (90.3)         (107.2)
Payments for Purchase of Treasury Shares                                                               (227.5)         (141.1)
Net Proceeds from Stock Plans                                                                            41.7            22.0
Increase (Decrease) in Commercial Paper Borrowings                                                       66.6          (421.6)
Decrease in Other Short-term Borrowings                                                                  (1.0)          (28.4)
Proceeds from Debt Assumed by R.H. Donnelley                                                                -           500.0
Other                                                                                                     1.3            (0.6)
---------------------------------------------------------------------------------------------  ---------------  --------------

Net Cash Used in Financing Activities                                                                  (209.2)         (176.9)
---------------------------------------------------------------------------------------------  ---------------  --------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                             (0.6)           (0.5)
---------------------------------------------------------------------------------------------  ---------------  --------------
(Decrease) Increase in Cash and Cash Equivalents                                                        (19.8)           74.6
Cash and Cash Equivalents, Beginning of Year                                                             90.6            81.8
---------------------------------------------------------------------------------------------  ---------------  --------------

Cash and Cash Equivalents, End of Quarter                                                                70.8           156.4
---------------------------------------------------------------------------------------------  ---------------  --------------

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

Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the net operating results of Donnelley have been reported in the caption "Income from Discontinued Operations, Net of Income Taxes" in the consolidated statements of operations. For the nine months ended September 30, 1998, operating revenues of Donnelley were $107.8 million.

Note 3   - Reconciliation of Weighted Average Shares

                                                                          Three Months                         Nine Months
                                                                              Ended                               Ended
                                                                          September 30,                       September 30,
                                                                  ---------------------------------- -------------------------------
(share data in thousands)                                                 1999             1998                1999             1998
                                                                          ----             ----                ----             ----
Weighted average number of shares-basic                                160,918          169,635             162,713          170,742
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans
                                                                         1,683            1,640               2,009            2,285
Adjustment of shares applicable to stock options exercised
   during the period and performance share plans
                                                                            86               66                 170              132
                                                                       -------          -------             -------          -------
Weighted average number of shares-diluted                              162,687          171,341             164,892          173,159
                                                                       =======          =======             =======          =======


As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. The conversion of diluted shares has no impact on the Company's operating results. Options to purchase approximately 3.3 and 6.7 million shares of common stock which were outstanding at September 30, 1999 and 1998, respectively were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.


Note 4 - Comprehensive Income

The Company's total comprehensive income for the three and nine month periods ended September 30 was as follows (amounts in millions):


                                                                    Three Months                  Nine Months
                                                                       Ended                         Ended
                                                                    September 30,                September 30,
                                                             -------------------------    -----------------------------
                                                                 1999           1998             1999           1998
                                                                 ----           ----             ----           ----
Net income                                                      $66.1          $68.7           $192.9         $193.5
Other comprehensive loss - foreign currency
translation adjustment                                           (2.0)          (0.3)           (15.1)          (7.1)
                                                               ------          -----           ------          -----
Total comprehensive income                                      $64.1          $68.4           $177.8         $186.4
                                                                =====          =====           ======         ======


Note 5 - Notes Payable

In June 1999, the Company renewed its $300 million 364-day revolving credit facility. Under this facility the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under this facility since it was established in June 1998. At September 30, 1999, the Company had $102.5 million of commercial paper borrowings outstanding.


Note 6 - Non-recurring Items

During the third quarter of 1999, certain agreements related to the sale in July 1998 of Financial Information Systems, the financial publishing unit of Moody's, expired or were completed. As a result, estimated liabilities established at the time of the sale in connection with these agreements, which were determined to be no longer required, were adjusted. These adjustments resulted in a gain of $12.2 million included in Other Income - Net.

Note 7- Contingencies

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

The Internal Revenue Service ("IRS"), as part of its audit process, is currently reviewing the Company's utilization of certain capital losses generated during 1989 and 1990. While the Company has not received a formal assessment with respect to these transactions, the Company expects that the IRS will challenge the Company's utilization of certain capital losses. At the present time, if assessed, the Company intends to defend its position vigorously. If an assessment is made and the IRS prevails in its view, the total cash obligation to the IRS at September 30, 1999 would approximate $540 million for taxes and accrued interest. Pursuant to a series of agreements, IMS and NMR are jointly and severally liable to pay one-half and the Company the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million.

In connection with the 1998 Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities of Donnelley from these tax matters and agreed to indemnify Donnelley in connection with such potential liabilities.

As of September 30, 1999, the Company has accrued its anticipated share of the probable liability (approximately $340 million, including $177 million of tax-deductible interest) arising from the Company's utilization of these capital losses in 1989 and 1990. Therefore, the final resolution of this matter is not expected to have a material effect on the results of operations, but could have a material effect on cash flows and financial position.



Note 8 - Segment Information

                                                                           Quarter Ended                 Year-to-Date
                                                                           September 30,                 September 30,
                                                                     ---------------------------  ----------------------------
Amounts in millions                                                          1999          1998           1999           1998
-------------------------------------------------------------------  -------------  ------------  -------------  -------------

Operating Revenues:

    Dun & Bradstreet U.S.                                                  $212.1        $219.8         $666.7         $658.3
    Dun & Bradstreet Europe                                                  96.9          98.9          301.4          297.9
    Dun & Bradstreet Asia Pacific/Canada/Latin America                       25.4          22.3           70.1           65.8
                                                                     -------------  ------------  -------------  -------------
      Total Dun & Bradstreet Operating Company                              334.4         341.0        1,038.2        1,022.0
    Moody's Investors Service                                               139.3         117.1          423.7          373.5
    All Other   (1)                                                             -           1.5              -           19.2
                                                                     -------------  ------------  -------------  -------------

Consolidated Operating Revenues                                            $473.7        $459.6       $1,461.9       $1,414.7
                                                                     -------------  ------------  -------------  -------------

Operating Income (Loss):
                                                                     -------------  ------------  -------------  -------------
    Dun & Bradstreet U.S.                                                  $ 56.7        $ 63.6         $184.3         $186.2
    Dun & Bradstreet Europe                                                  (7.2)         (2.9)         (24.9)         (20.9)
    Dun & Bradstreet Asia Pacific/Canada/Latin America                       (0.3)         (1.6)          (6.1)          (7.7)
                                                                     -------------  ------------  -------------  -------------
      Total Dun & Bradstreet Operating Company                               49.2          59.1          153.3          157.6
    Moody's Investors Service                                                68.1          51.3          204.6          169.4
    All Other   (1)                                                          (5.8)         (7.3)         (26.3)         (52.6)
                                                                     -------------  ------------  -------------  -------------

Consolidated Operating Income                                              $111.5        $103.1         $331.6         $274.4
                                                                     -------------  ------------  -------------  -------------


Notes:
(1) The tables below itemize the "All Other" for Operating Revenue and Operating
Income (Loss):
                                                                           Quarter Ended                 Year-to-Date
                                                                           September 30,                 September 30,
                                                                     ---------------------------  ----------------------------
    Operating Revenues                                                       1999          1998           1999           1998
-------------------------------------------------------------------  -------------  ------------  -------------  -------------

      Divested Operations - Financial Information Services                   $  -         $ 1.4           $  -         $ 18.2
      Other Revenues                                                            -           0.1              -            1.0
                                                                     -------------  ------------  -------------  -------------

    Total Revenues                                                            $ -         $ 1.5            $ -         $ 19.2
                                                                     -------------  ------------  -------------  -------------

    Operating Income (Loss)
-------------------------------------------------------------------  -------------  ------------  -------------  -------------

      Divested Operations - Financial Information Services                   $  -         $ 0.3           $  -          $ 4.2
      Corporate and Other                                                    (5.8)         (7.6)         (26.3)         (28.8)
      Reorganization Costs                                                      -             -              -          (28.0)
                                                                     -------------  ------------  -------------  -------------

    Total Operating Loss                                                   $ (5.8)       $ (7.3)        $(26.3)        $(52.6)
                                                                     -------------  ------------  -------------  -------------


Supplemental Geographic and Product Line Information:
                                                                           Quarter Ended                 Year-to-Date
                                                                           September 30,                 September 30,
                                                                     ---------------------------  ----------------------------
    Geographic Revenue                                                       1999          1998           1999           1998
-------------------------------------------------------------------  -------------  ------------  -------------  -------------

      United States                                                        $314.9        $315.2         $989.2         $977.1
      International                                                         158.8         144.4          472.7          437.6
                                                                     -------------  ------------  -------------  -------------

    Consolidated Operating Revenues                                        $473.7        $459.6       $1,461.9       $1,414.7
                                                                     -------------  ------------  -------------  -------------

    Product Line Revenues
-------------------------------------------------------------------  -------------  ------------  -------------  -------------

      Credit Information Services                                          $218.3        $233.4         $697.7         $720.1
      Marketing Information Services                                         74.0          69.0          217.0          191.3
      Purchasing Information Services                                         6.3           5.4           17.8           14.8
      Receivables Management Services                                        35.8          33.2          105.7           95.8
                                                                     -------------  ------------  -------------  -------------

    Total Dun & Bradstreet Operating Company                               $334.4        $341.0       $1,038.2       $1,022.0
                                                                     -------------  ------------  -------------  -------------


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


Results of Operations

Consolidated Results

The Company's third quarter 1999 net income was $66.1 million and earnings per share were $.41, basic and diluted. This compared to third quarter 1998 net income of $68.7 million and earnings per share of $.40, basic and diluted. Both the third quarters 1999 and 1998 results include non-recurring income resulting from the July 1998 sale of Financial Information Services ("FIS"), the financial publishing unit of Moody's. During the third quarter of 1999 certain agreements entered into in connection with the sale of FIS expired or were completed. Estimated liabilities established at the time of the sale in connection with these agreements which were no longer required were adjusted. These adjustments resulted in a $12.2 million pre-tax gain ($7.5 million after-tax, $.05 earnings per share basic and diluted.) In July 1998, the Company recognized a $9.6 million pre-tax gain ($5.3 million after-tax, $.03 per share basic and diluted) on the sale of FIS.

On a year-to-date basis, through September 30, 1999, the Company reported net income of $192.9 million, or $1.19 per share basic and $1.17 per share diluted. This compares with 1998 year-to-date income from continuing operations of $159.8 million and earnings per share from continuing operations of $.93 basic and $.92 diluted. Earnings per share growth in 1999 was benefited by the completion in the second quarter of 1999 of the Company's $300 million stock repurchase program (see more discussion following.) As noted above, the 1999 results included a $12.2 million pre-tax gain related to the July 1998 sale of FIS, while 1998 results included a $9.6 million pre-tax gain on the sale of FIS. 1998 year-to-date results also included reorganization costs of $28.0 million pre-tax ($23.2 million after-tax) associated with the separation from Donnelley. 1998 year-to-date results include income from discontinued operations of $33.7 million. For the nine months ended September 30, 1998 earnings per share of $1.13 basic and $1.12 diluted include earning per share from discontinued operations of $.20 basic and diluted.

Operating revenues for the third quarter were up 3% to $473.7 million in 1999 from $459.6 million in the third quarter of 1998. Excluding the third quarter 1998 results of FIS and the impact of foreign currency translation, revenue would have increased 4%. Revenue growth for the third quarter reflects continued strong growth at Moody's offset by a small decline at the D&B operating company. The decline at the D&B operating company resulted from lower usage of traditional credit services products and slower than expected growth in value-added products and revenue from partnerships with providers of enterprise software solutions. On a year-to-date basis, operating revenues of $1,461.9 million in 1999 were up 3% from $1,414.7 million in the same period in the prior year. Excluding the results of FIS in the first three quarters of 1998 and the impact of foreign currency translation, operating revenues increased 5% in 1999 compared to 1998, again fueled by strong growth at Moody's.

Operating expenses decreased 1% to $129.1 million in the third quarter of 1999 compared to the same period in 1998. Operating expenses at the D&B operating company were down resulting from expense control initiatives worldwide, while Moody's operating expenses were up to support their growth in revenues. Selling and administrative expenses increased by 4% to $199.6 million in the third quarter of 1999 compared to the same period in 1998, resulting from the D&B operating company's commitment to value-added products and partnerships with providers of enterprise software solutions. For the nine months ended September 30, 1999, operating expenses increased 2% to $427.0 million and selling and administrative expenses increased 2% to $598.2 million from the same period in 1998. Also included in operating costs in 1998 were $28.0 million in the nine months ended September 30, 1998 of reorganization costs associated with the separation from Donnelley.

Operating income for the third quarter of 1999 was $111.5 million, up 8% compared to $103.1 million during the third quarter of 1998. This growth reflects the strong revenue results for Moody's and the impact of expense control initiatives worldwide, offset by lower revenue and increased selling and administrative expense at the D&B operating company. On a year to date basis, operating income grew 21% to $331.6 million in 1999. Excluding the reorganization costs and results of FIS, operating income grew 11% in the nine months ended September 30, 1999 compared to the same period in 1998.

Non-operating income - net was $5.1 million for the third quarter of 1999 compared to $5.5 million in the third quarter of 1998. Included in non-operating income (expense) - net is interest income and expense, minority interest expense (which remained at constant levels for both the quarter and year-to-date) and other income - net. For the quarter ended September 30, 1999, interest income was lower and interest expense was higher than the comparable period of the year earlier due to lower cash levels resulting from the Company's stock repurchase program (see further discussion in the Liquidity and Financial Position section.) As noted above, gains of $12.2 million and $9.6 million were included in Other Income - Net in the third quarters of 1999 and 1998, respectively in connection with the sale of FIS. These gains were offset by other miscellaneous non-operating income and expense items, which remained stable for the quarter. On a year-to-date basis, non-operating expense-net was $8.8 million in the nine months ended September 30, 1999, compared to $15.2 million from the same period in 1998. Interest income of $1.5 million in 1999 was lower than 1998 due to lower cash levels, while interest expense was significantly lower as a result of the lower debt levels in 1999 compared to 1998. As noted above other income - net included the gains in connection with the sale of FIS of $12.2 million and $9.6 million in 1999 and 1998, respectively, offset by higher foreign exchange expense in the year-to-date 1999 period compared to the same period in 1998.

The Company increased its yearly effective tax rate in the third quarter of 1999 to 40.3% from 38.5%, yielding an effective tax rate of 43.3% in the third quarter of 1999 compared to 36.8% in the third quarter of 1998. This increase resulted from a number of factors including the change in composition of non-deductible international losses and refinements of certain estimates. On a year to date basis the effective tax rate was 40.2% for the first three quarters of 1999 compared to 38.4% for the first three quarters of 1998, which in 1998 was higher than the underlying rate as a result of the non-deductibility of certain reorganization costs.

Income from discontinued operations, net of income taxes, was $33.7 million for the nine months ended September 30,1998.

Segment Results

D&B U.S. revenues were $212.1 million in the third quarter of 1999, down 4% from 1998 third quarter revenues. In comparing the third quarter of 1999 revenues with the third quarter of 1998 revenues, Credit Information Services ("Credit") decreased 10% to $134.1 million, Marketing Information Services ("Marketing") increased 7% to $51.9 million, Purchasing Information Services ("Purchasing") increased 11% to $6.1 million and Receivables Management Services ("RMS") increased 15% to $20.0 million. The decline in credit revenues resulted from a number of factors including sales organization, compensation and training issues. Additionally the shift by former annual contract customers to the monthly discount plan has negatively impacted revenues, as selling incremental projects to those customers is more challenging. The growth rates in Marketing, Purchasing and RMS are largely driven by revenues from value-added products or from partnerships with providers of enterprise software solutions. Management has implemented several actions designed to improve revenue growth and address the issues impacting the business. Senior sales management has been changed and the sales organization has been realigned to clarify product and channel responsibilities and provide better sales and marketing support, and the sales compensation plans have been revised. In addition, efforts to strengthen software and implementation partner relationships are being intensified.

For the nine months ending September 30 1999, D&B U.S. revenues of $666.7 million were up 1% from the same period in the prior year. Revenues on a year-to-date basis decreased 5% for Credit to $434.0 million and increased 15% to $158.1 million for Marketing, 13% to $16.9 million for Purchasing and 18% to $57.7 million for RMS in comparison with the same period of the prior year. Revenues for the nine months ended September 30, 1999 were negatively impacted by the factors noted above.

D&B U.S. operating income was $56.7 million in the third quarter of 1999, down 11% from the prior year, due to the lower revenues and higher selling and administrative expenses resulting from the investment in value-added products and partnerships with providers of enterprise software. On a year-to-date basis, operating income in 1999 was $184.3 million, down 1% from operating income of $186.2 million in the same period in 1998, largely driven by the third quarter results.

D&B Europe's revenues were $96.9 million in the third quarter of 1999, down 2% when compared to 1998 third quarter revenues of $98.9 million. Excluding the impact of foreign exchange, D&B Europe's revenues were up 2%. D&B Europe's revenue growth was positively impacted by two acquisitions made during the third quarter of 1998. In comparing the third quarter of 1999 with the third quarter of 1998, European Credit revenues decreased 5% to $67.1 million, while Marketing revenues increased 9% to $18.5 million and RMS revenues decreased 4% to $11.1 million. D&B Europe also reported revenues from the newly introduced Purchasing products of $.2 million during the third quarter of 1999. The decline in
European Credit revenues resulted from ongoing price competition in the local credit markets. Marketing revenue growth was largely attributable to value added products, while RMS revenues were flat excluding the impact of foreign exchange. For the nine months ending September 30, 1999, operating revenues increased 1% to $301.4 million from the same period of 1998. Excluding the negative impact of foreign exchange, European revenues on a year to date basis were up 2%, with the prior years' acquisitions positively impacting revenue growth. In comparing year-to-date 1999 with the same period in 1998, European Credit revenues decreased 2% to $215.9 million, as a consequence of the previously noted factors, while Marketing revenues increased 15% to $49.2 million, Purchasing revenues increased to $.9 million and RMS revenues increased 3% to $35.4 million.

D&B Europe reported an operating loss of $7.2 million in the third quarter of 1999, compared to a loss of $2.9 million in the same period of the prior year. Europe's loss resulted largely from investment in sales and marketing support for value added products and partnerships with providers of enterprise software solutions and higher costs for new technology and systems in the region. On a year-to-date basis, D&B Europe reported an operating loss of $24.9 million in 1999 compared to $20.9 million in 1998, due to the factors discussed above.

D&B APCLA reported operating revenues of $25.4 million in the third quarter of 1999, up 14% from the same period in 1998. Favorable movements in foreign exchange rates positively impacted D&B APCLA revenue growth. Excluding foreign exchange, revenue growth would have been up 6%. In comparing the third quarter of 1999 with the third quarter of 1998, APCLA Credit revenues increased 19% to $17.1 million, Marketing revenues decreased 1% to $3.6 million and RMS revenues increased 10% to $4.7 million. For the nine months ending September 30, 1999, D&B APCLA reported operating revenues of $70.1 million, up 7% when compared to $65.8 million in the same period of 1998. Excluding foreign exchange, revenue growth would have been up 4%. In comparing the nine months ended September 30, 1999 with the same period in 1998, Credit revenues increased 14% to $47.8 million, while Marketing revenues decreased 14% to $9.7 million and RMS revenues were flat at $12.6 million.

D&B APCLA reported an operating loss of $0.3 million in the third quarter of 1999, compared to an operating loss of $1.6 million in the same period of 1998. On a year-to-date basis, D&B APCLA reported an operating loss of $6.1 million in 1999, compared to $7.7 million in 1998. The decrease in operating losses in 1999 compared to 1998 is due to expense control initiatives and revenue improvements.

Moody's revenues (excluding the third quarter 1998 results of FIS) of $139.3 million in the third quarter of 1999 were up 19% from the third quarter of 1998, driven by growth in international structured finance issuance, primarily in the European markets, and strength in syndicated bank loan ratings and corporate bond ratings. On a year-to-date basis, Moody's revenues of $423.7 million for the first three quarters of 1999 were up 13% from the same period in the prior year (excluding 1998 FIS results), with year to date issuance and ratings activity in line with that of the third quarter.

Moody's operating income of $68.1 million in the third quarter of 1999 was up 33% from third quarter 1998, reflecting strong revenue growth. On a year-to-date basis, Moody's operating income was $204.6 million in 1999, up 21% from the same period in 1998.

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


Liquidity and Financial Position

At September 30, 1999, cash and cash equivalents totaled $70.8 million, a decrease of $19.8 million from $90.6 million held at December 31, 1998. During the nine months ended September 30, 1999, the Company's share repurchase program and the increase in commercial paper borrowings needed to support the repurchase program impacted cash flows. During the nine months ended September 30, 1998, cash and cash equivalents increased by $74.6 million, largely attributable to the assumption of $500 million of debt by Donnelley in connection with the separation (see further details below) offset by the paydown of short-term borrowings outstanding at the time of the Distribution of $287.1 million and funds used to begin the share repurchase program. Also during the nine months ended September 30, 1998, the cash generated by discontinued operations impacted cash flows.

Operating activities generated net cash of $276.7 million during the nine months ended September 30, 1999 compared to $299.4 million from continuing operations in 1998. Cash flows from operations were positively impacted in 1999 by the timing of tax payments in comparison to the same period in 1998 which was offset by a decline in the change in Accounts Receivable when comparing the nine months ended September 30, 1999 with the same period in 1998.

Net cash used in investing activities was $86.7 million for nine months ended September 30, 1999 compared to $69.1 million in 1998. Offsetting cash used in investing activities during the nine months ended September 30, 1998, were proceeds of $26.5 million received on the sale of FIS. In the nine months ended September 30, 1999 the Company invested $88.8 million for capital expenditures and additions to computer software and other intangibles compared to $96.2 million in the comparable period in 1998. During the nine months ended September 30, 1998, discontinued operations used $3.1 million for investing activities.

Net cash used in financing activities was $209.2 million during nine months ended September 30, 1999 compared to $176.9 million in the same period of 1998. Payments of dividends accounted for $90.3 million in the nine months ended September 30, 1999 compared to $107.2 million in the same period in 1998.

During the nine months ended September 30, 1999, the Company completed its special stock repurchase program, authorized by its Board of Directors in June 1998, by purchasing 4.2 million shares for $150.0 million. During the nine months ended September 30, 1999, the Company also repurchased 2.2 million shares for $77.5 million in connection with the Company's Employee Stock Purchase Plan and to offset awards made under incentive plans. In comparison, during the nine months ended September 30, 1998, the Company repurchased 3.5 million shares for a total of $90.2 million under the repurchase program and purchased shares to offset awards made under incentive plans for a total of $50.9 million. Shares issued for company stock plans totaled 1.9 million shares during the nine months ended September 30, 1999. Proceeds received in connection with the Company's stock plans were $41.7 million for the nine months ended September 30, 1999 compared to $22.0 million in the same period in1998.

In June 1999, the Company renewed its $300 million 364-day revolving credit facility. Under this facility the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under this facility since it was established in June 1998. During the nine months ended September 30, 1999, the Company increased its net commercial paper borrowings by $66.6 million. At September 30, 1999, the Company had $102.5 million of commercial paper borrowings outstanding.

In connection with the 1998 Distribution, during June 1998, R.H. Donnelley Inc. borrowed $500 million under two facilities. The proceeds of these borrowings were used to repay existing indebtedness of Old D&B in the amount of $287.1 million at the time of the Distribution; the Company used the excess for general corporate purposes, including the payment of reorganization costs. Prior to the Distribution, during the nine months ended September 30, 1998 the Company had reduced short-term borrowings by $163.6 million. The $500 million of debt became an obligation of Donnelley upon the Distribution.

The Internal Revenue Service (IRS) is continuing its review of the utilization of certain capital losses during 1989 and 1990 and the Company expects that the IRS will challenge the Company's treatment of certain of these losses. If an assessment is made and should the IRS prevail, the total cash obligation to the IRS would approximate $540 million for taxes and accrued interest as of September 30, 1999. Pursuant to a series of agreements, IMS and NMR are jointly and severally liable to pay one-half, and the Company the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million. If assessed, the Company will consider available alternatives to vigorously defend its position. Certain alternatives would require making a payment to the IRS for its share of the taxes and accrued interest (approximately $340 million, of which $177 million represents tax-deductible interest), which would be repaid to the Company if it prevails in its position. The funds that would be needed to make the Company's share of such payment are expected to come from external borrowings.

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

Remediation of the Company's Criticality 3 systems was substantially complete as of September 30, 1999. Decommissioning of Criticality 4 IT Systems is well under way and will continue through 1999. In order to maintain the integrity of the Company's Year 2000 Ready systems, a system change freeze has begun. Exceptions to the freeze are being carefully controlled so that minor changes which do not increase risk can continue, avoiding unnecessary constraints on normal business operations.

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

Costs
External and internal costs associated with modifying software for Year 2000 Readiness are expensed as incurred and are funded through operating cash flow. It is currently estimated that the aggregate cost of the Company's Year 2000 program will be approximately $80 million. Through September 30, 1999, the Company had incurred approximately $73 million ($11 million in 1997, $43 million in 1998 and $19 million in the first three quarters of 1999) and expects to incur approximately $4 million in the final quarter of 1999 and $3 million in 2000. These estimates do not include the costs of software and systems that are being replaced or upgraded in the normal course of business.

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


Dividends

On October 20, 1999, the Board of Directors approved a third quarter 1999 dividend of $.185 per share, payable December 10, 1999 to shareholders of record at the close of business November 20, 1999.


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


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this item is set forth in Note 7 - Contingencies on Pages 8-10 in Part I. Item 1 of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:
       10    Material Contracts
             .18 The Dun & Bradstreet Corporation Nonfunded Deferred Compensation Plan For Non-Employee Directors (As amended effective September 15, 1999)

       (27) Financial Data Schedule

(b)     Reports on Form 8-K:
        There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  E DUN & BRADSTREET CORPORATION


Date: October 20,1999                  BY:        CHESTER J. GEVEDA
                                                  ------------------------------
                                                  Chester J. Geveda, Jr.

                                                  Vice President Controller and
                                                  Acting Chief Financial Officer

                        THE DUN & BRADSTREET CORPORATION
                      NONFUNDED DEFERRED COMPENSATION PLAN
                           FOR NON-EMPLOYEE DIRECTORS
                    (As amended effective September 15, 1999)



1. Directors who are not employees of the Company or any of its subsidiaries ("Non-Employee Directors") may elect on or before December 31 of any year to have payment of all or a specified part of all fees payable to them for their services as Directors (including fees payable to them for services as members of a committee of the Board) during the calendar year following such election and succeeding calendar years deferred until they cease to be Directors of the Company. Any person, not an employee, who shall become a Director during any calendar year, and who was not a Director of the Company on the preceding December 31, may elect, within 30 days of the date on which his or her term as a Director begins, to have payment of all or a specified part of such fees for the remainder of such calendar year and for succeeding calendar years so deferred. Any such election shall be made in the manner specified by the Compensation and Benefits Committee of the Board (the "Committee") or its delegee. The "Company" means The New Dun & Bradstreet Corporation, to be renamed "The Dun & Bradstreet Corporation" after the shares of the New Dun & Bradstreet Corporation are distributed as a dividend to the shareholders of The Dun & Bradstreet Corporation ("D&B") (the "Spinoff").

2. All deferred fees shall be held in the general funds of the Company, shall be credited to the Director's account and shall be deemed to have been invested in one or more of the funds (as described in the fund descriptions provided by the Company from time to time) in the Addendum to the Company's Profit Participation Plan (or successor plan) (the "Employee Plan") as such Director shall have most recently elected. Such election shall be made in the manner specified by the Committee or its delegee. The Director's account shall be credited with deferred fees and with the investment performance of the respective funds in which the account is invested on the same basis and in the same manner as is applicable to employees participating in the Employee Plan. Directors may elect to have deferred amounts held and invested in one or more of the funds in multiples of 1%, except that no Director may elect to have more than 50% of his or her account invested in the Dun & Bradstreet Common Stock Fund. Subject to the foregoing investment limitation in the Dun & Bradstreet Common Stock Fund and to the limitation on multiples of 1%, each Director may, at any time, make a revised investment election applicable to amounts deferred, or elect to have the amount credited to his or her account reallocated among the investment funds, such revised election or reallocation to be effective on the day on which an equivalent election or reallocation would have been effective under the Employee Plan. In the event a Director fails to make an investment election, his or her entire account shall be credited to the Special Fixed Income Fund.

3. With respect to each Non-Employee Director who was a non-employee director of The Dun & Bradstreet Corporation prior to the Spinoff, each such Director's account shall be credited with the balance in the Director's account as of the effective date of the Spinoff under The Dun & Bradstreet Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors, as amended effective July 16, 1997 ("Prior Plan"), giving effect to the funds such account was invested in under the Prior Plan; provided, however, that with respect to amounts deemed to be invested in the Dun & Bradstreet Common Stock Fund under the Prior Plan (the "D&B Fund"), each Director shall have an amount of Company stock credited to the Dun & Bradstreet Common Stock Fund under the Plan equal to (i) the number of shares of Company stock such Director would have received pursuant to the Spinoff if such Director owned the D&B stock credited to the D&B Fund plus (ii) the number of deemed shares of D&B stock such Director held under the D&B Fund multiplied by a fraction, the numerator of which equals the average of high and low trading prices of a share of R.H. Donnelley Corporation common stock for the five trading days starting on the ex-dividend date, and the denominator of which equals the average of high and low trading prices of a share of Company common stock for the five trading days starting on the regular way trading date.

4. The aggregate balance in the Director's account, giving effect to the investment performance of the fund(s) to which deferred fees were credited, shall be paid to the Director in five or ten annual installments or in a lump sum, as the Director shall elect in the notice referred to in Paragraph 1 above. The first installment (or lump sum payment if the Director so elects) shall be paid on the tenth day of the calendar year immediately following the calendar year in which the Director ceases to be a Director of the Company, and subsequent installments shall be made on the tenth day of each succeeding calendar year until the entire amount credited to the Director's account shall have been paid. The amount of each installment shall be determined by multiplying the balance credited to the Director's account as of the December 31 immediately preceding the installment payment date by a fraction, the numerator of which shall be one and the denominator of which shall be the number of installment payments over which payment of such amount is to be made, less the number of installments theretofore made. Thus, if payment is to be made in ten installments, the fraction for the first installment shall be 1/10th, for the second installment 1/9th, and so on.

5. If a Director should die before full payment of all amounts credited to the Director's account, the full amount credited to the account as of December 31 of the year of the Director's death shall be paid on the tenth day of the calendar year following the year of death to the Director's estate or to such beneficiary or beneficiaries as previously designated by the Director in a written notice delivered to the Secretary of the Company.

6. A Director's election to defer compensation shall continue until a Director ceases to be a Director or until the Director changes or terminates such election by notice given in the manner specified by the Committee or its delegee. Any such notice of change or termination shall become effective as of the end of the calendar year in which such notice is given. Amounts credited to the account of a Director prior to the effective date of such change or termination shall not be affected thereby and shall be paid to the Director only in accordance with Paragraph 3 (or Paragraph 4 in the event of death) above.

7. The right of a Director to any deferred fees and/or the interest thereon shall not be subject to assignment by the Director. If a Director does make an assignment of any deferred fees and/or the interest thereon, the Company may disregard such assignment and discharge its obligation hereunder by making payment as though no such assignment has been made.

8. If there is a "Change in Control" of the Company, as defined in Paragraph 9:
                  a) The total amount to the credit of each Director's account under the Plan shall be paid to the Director in a lump sum within 30 days from the date of such Change in Control; provided, however, if such payment is not made within such 30-day period, the amount to the credit of the Director's account shall be credited with interest from the date of such Change in Control until the actual payment date at an annual rate equal to the yield on 90-day U.S. Treasury Bills plus one percentage point. For this purpose the yield on U.S. Treasury Bills shall be the rate published in The Wall Street Journal on the first business day of the calendar month in which the Change in Control occurred.

                  b) The total amount credited to each Director's account under the Plan from the date of the Change in Control until the date the Director ceases to be a Director shall be paid to the Director in a lump sum within 30 days from the date the Director ceases to be a Director.

                  c) If a Director elects to change or terminate an election with respect to the deferral of fees by written notice given in the manner specified by the Committee or its delegee, and such notice is given during the calendar year in which a Change in Control occurs and on or before the date of the Change in Control, the change or termination of election shall become effective as of the date of the Change in Control. If such notice is given subsequent to the date of the Change in Control, it shall become effective as of the end of the calendar year in which the notice is given.

9. A "Change in Control" of the Company shall mean the occurrence of any of the following events:
                  a) any "Person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "Beneficial Owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities;

                  b) during any period of twenty-four months (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board, and any new Director (other than (1) a Director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (a), (c) or (d) of this Section, (2) a Director designated by any Person (including the Company) who publicly announces an intention to take or to consider taking actions (including, but not limited to, an actual or threatened proxy contest) which if consummated would constitute a Change in Control or (3) a Director designated by any Person who is the Beneficial Owner, directly or indirectly, of securities of the Company representing 10% or more of the combined voting power of the Company's securities) whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the Directors then still in office who either were Directors at the beginning of the period or whose election or nomination for election was previously so approved cease for any reason to constitute at least a majority thereof;

                  c) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation (1) which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation and (2) after which no Person would hold 20% or more of the combined voting power of the then outstanding securities of the Company or such surviving entity; or

                  d) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

10. Notwithstanding any provision herein to the contrary, amounts payable under this Plan shall not be funded and shall be made out of the general funds of the Company; provided, however, that the Company reserves the right to establish one or more trusts to provide alternate sources of benefit payments under this Plan; provided, further, however, that upon the occurrence of a "Potential Change in Control" of the Company, as defined below, the appropriate officers of the Company are authorized to make transfers to such a trust fund, established as an alternate source of benefits payable under the Plan, as are necessary to fund the lump sum payments to Directors required pursuant to Paragraph 8 of this Plan in the event of a Change in Control of the Company; provided, further, however, that if payments are made from such trust fund, such payments will satisfy the Company's obligations under this Plan to the extent made from such trust fund.
         For the purposes of this Plan, "Potential Change in Control" means:
                  a) the Company enters into an agreement, the consummation of which would result in the occurrence of a Change in Control of the Company;

                  b) any person (including the Company) publicly announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control of the Company;

                  c) any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company (or a company owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company), who is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 9.5% or more of the combined voting power of the Company's then outstanding securities, increases such person's beneficial ownership of such securities by 5% or more over the percentage so owned by such person; or

                  d) the Board of Directors of the Company adopts a resolution to the effect that, for purposes of this Plan, a Potential Change in Control of the Company has occurred.


11. The Compensation and Benefits Committee of the Board (the "Committee") shall be responsible for the administration of the Plan and may delegate to any management committee, employee, Director or agent its responsibility to perform any act hereunder, including without limitation those matters involving the exercise of discretion, provided that such delegation shall be subject to revocation at any time at its discretion. The Committee shall have full authority to interpret the provisions of the Plan and construe all of its terms, to adopt, amend and rescind rules and regulations for the administration of the Plan, and generally to conduct and administer the Plan and to make all determinations in connection with the Plan as may be necessary or advisable, other than those determinations delegated to management employees or independent third parties by the Board. All of its rules, interpretations and decisions shall be applied in a uniform manner to all Directors similarly situated and decisions of the Committee shall be conclusive and binding on all persons. Any action permitted to be taken by the Committee may be taken by the Board of Directors, in its discretion.

12. Neither participation in the Plan nor any action under the Plan shall be construed to give any Director a right to be retained in the service of the Company.

13. The Plan may be modified, amended or revoked at any time by the Board of Directors of the Company.

14. The Plan shall be governed by and construed in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in the State of Delaware.




                                        Amended by the Board of Directors
                                        effective:  September 15, 1999