Form 10-K405
period 1999-12-31
DUN & BRADSTREET CORP /DE/
filed 2000-02-16
CIK 1059556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 1-14037

                        THE DUN & BRADSTREET CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                13-3998945
                (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER IDENTIFICATION NO.)
        ONE DIAMOND HILL ROAD, MURRAY HILL, N.J.                                  07974
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 665-5000.
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                ON WHICH REGISTERED
          -------------------               ---------------------
 COMMON STOCK, PAR VALUE $.01 PER SHARE    NEW YORK STOCK EXCHANGE
    PREFERRED SHARE PURCHASE RIGHTS        NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 1999, 160,823,809 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the Composite Tape on such date) was approximately $4,738.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 18, 2000, are incorporated into Part III of this Form 10-K.

The Index to Exhibits is located on Pages 61-63 of this Form 10-K
---------------
* Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of federal securities laws.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     (a)(1) The Dun & Bradstreet Corporation (the "Company") is the parent holding company for the Dun & Bradstreet operating company ("D&B operating company") and Moody's Investors Service ("Moody's") and their respective subsidiaries.

     On December 15, 1999, the Company announced that it would pursue the separation of Moody's and the D&B operating company into two independent, publicly traded companies. On February 16, 2000, the Company announced that the separation would be accomplished by spinning off, through a tax-free distribution to shareholders (the "2000 Distribution"), a subsidiary corporation comprising the business of the D&B operating company. The 2000 Distribution is subject to final approval by the Company's Board of Directors and obtaining a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the distribution. After the 2000 Distribution, the business of the Company will consist entirely of the business conducted by Moody's, and the D&B operating company business will comprise the business of a new publicly traded company that will succeed to the name "The Dun & Bradstreet Corporation." The Company expects to complete the reorganization by the end of the third quarter of 2000.

     On June 30, 1998 (the "1998 Distribution Date"), the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies -- The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "1998 Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which was a new entity comprising Moody's and the D&B operating company. New D&B changed its name to "The Dun & Bradstreet Corporation," and the continuing entity (i.e., Old D&B), consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name to "R.H. Donnelley Corporation" ("Donnelley"). The tax-free stock dividend was issued on the 1998 Distribution Date to shareholders of record at the close of business on June 17, 1998. Due to the relative significance of Moody's and the D&B operating company, the transaction was accounted for as a reverse spin-off, and, as such, Moody's and the D&B operating company were classified as continuing operations and R.H. Donnelley Inc. and DonTech were classified as discontinued operations.

     For purposes of effecting the 1998 Distribution and of governing certain of the continuing relationships between the Company and Donnelley after the transaction, the two companies have entered into various agreements, including a Distribution Agreement (the "1998 Distribution Agreement"), a Tax Allocation Agreement (the "1998 Tax Allocation Agreement") and an Employee Benefits Agreement (the "1998 Employee Benefits Agreement"). The material terms of such agreements are described below. These descriptions are qualified by reference to the texts of such agreements, which are incorporated herein by reference.

                          1998 DISTRIBUTION AGREEMENT

     The 1998 Distribution Agreement provided for, among other things, certain corporate transactions required to effect the 1998 Distribution and other arrangements between Old D&B (i.e., Donnelley) and the Company subsequent to the 1998 Distribution.

     In particular, the 1998 Distribution Agreement defines the assets and liabilities that were allocated to and assumed by the Company and those that remained with Donnelley. The 1998 Distribution Agreement also defines what constitutes the "New D&B Business" and what constitutes the "R.H. Donnelley Business".

     Pursuant to the 1998 Distribution Agreement, Old D&B transferred or caused to be transferred to the Company all its right, title and interest in the assets comprising the New D&B Business and other assets not specifically included in the R.H. Donnelley Business, and the Company transferred or caused to be transferred to Donnelley all its right, title and interest in the assets comprising the R.H. Donnelley Business. All assets were transferred without any representation or warranty, "as is-where is," and the relevant transferee bears the risk that any necessary consent to transfer was not obtained. Each party also agreed to exercise its respective commercially reasonable efforts promptly to obtain any necessary consents and approvals and to take such actions as may be reasonably necessary or desirable to carry out the purposes of the 1998 Distribution Agreement and the other agreements summarized below.

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

     The 1998 Distribution Agreement provides that the Company will comply with and otherwise not take action inconsistent with each representation and statement made to the Internal Revenue Service in connection with Old D&B's request for a ruling letter as to certain tax aspects of the 1998 Distribution. The Company agreed to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, to continue to own stock of certain operating subsidiaries constituting control (within the meaning of Section 368(c) of the Internal Revenue Code) of such operating subsidiaries and to maintain at least 90% of the fair market value of its assets in the form of stock and securities of certain operating subsidiaries, in each case until June 30, 2000, the second anniversary of the 1998 Distribution Date. The Company does not expect this limitation to inhibit the Company's financing or other activities, the Company's ability to implement the 2000 Distribution or its ability to respond to unanticipated developments. As a result of the representations in the request for a ruling letter and the covenants in the 1998 Distribution Agreement, the acquisition of control of the Company prior to the second anniversary may be more difficult or less likely to occur because of the potential substantial liabilities associated with a breach of such representations or covenants. The 1998 Distribution Agreement requires a party that takes or fails to take any action that contributes to a determination that the 1998 Distribution is not tax-free to Old D&B (i.e., Donnelley), the Company or their stockholders to indemnify the other party and its stockholders from any taxes arising therefrom.

                         1998 TAX ALLOCATION AGREEMENT

     Under the 1998 Tax Allocation Agreement, the Company is generally liable for all income taxes of Old D&B (i.e., Donnelley) and its subsidiaries attributable to periods prior to the 1998 Distribution, provided that in the case of any separate company, state or local income taxes, Donnelley and its subsidiaries and the Company and its subsidiaries are liable for their own liabilities arising from any audit adjustment. For income taxes attributable to periods beginning after the 1998 Distribution, the Company is liable for taxes relating to the Company and its subsidiaries, and Donnelley is liable for taxes relating to Donnelley and its subsidiaries. For all other taxes, the Company and its subsidiaries and Donnelley and its subsidiaries are responsible for their own liabilities for all periods.

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

     Generally, the Company assumed and became the sponsor of Old D&B's nonqualified supplemental pension plans for the benefit of persons who, prior to the 1998 Distribution Date, were participants thereunder -- provided, however, that with respect to Donnelley employees, the Company generally retained only those liabilities that were vested prior to the 1998 Distribution Date. Donnelley is required to guarantee payment of the benefits under these plans to its employees in the event that the Company is unable to satisfy its obligations.

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

                          1996 DISTRIBUTION AGREEMENTS

     On November 1, 1996 (the "1996 Distribution Date"), the company then known as The Dun & Bradstreet Corporation ("Historical D&B") reorganized into three publicly traded, independent companies by spinning off, through a tax-free dividend, two of its businesses to shareholders (the "1996 Distribution"). The 1996 Distribution resulted in the following three companies: (1) Old D&B, (2) ACNielsen Corporation ("ACNielsen") and (3) Cognizant Corporation ("Cognizant"). For purposes of effecting the transaction and of governing certain of the continuing relationships among Old D&B, Cognizant and ACNielsen after the 1996 Distribution, the three companies entered into various agreements, including a Distribution Agreement (the "1996 Distribution Agreement"), a Tax Allocation Agreement (the "1996 Tax Allocation Agreement"), an Employee Benefits Agreement (the "1996 Employee Benefits Agreement") and an Indemnity and Joint Defense Agreement (the "1996 Indemnity and Joint Defense Agreement"). The following descriptions summarize some of the material terms of such agreements but are qualified by reference to the texts of such agreements, which are incorporated herein by reference.

     The 1996 Distribution Agreement provided for, among other things, assumptions of liabilities and cross indemnities designed generally to allocate to Old D&B, effective as of the 1996 Distribution Date, financial responsibility for all liabilities of Historical D&B, except for certain liabilities arising out of or in connection with the businesses that became part of Cognizant or ACNielsen as a result of the 1996 Distribution. Similarly, the 1996 Distribution Agreement provided for the allocation generally to Old D&B of the financial responsibility for the liabilities arising out of or in connection with then-former businesses, including those formerly conducted by or associated with Cognizant or ACNielsen, provided that liabilities related to certain prior business transactions were allocated to Cognizant if such liabilities exceed certain specified amounts. See Note 14 (Contingencies) in Part II, Item 8 on Pages 49-51 of this Form 10-K.

     Except as otherwise provided in the 1996 Distribution Agreement, the 1996 Tax Allocation Agreement provided, among other things, that Old D&B must pay Historical D&B's entire consolidated tax liability for the tax years that Cognizant and ACNielsen were included in Historical D&B's consolidated Federal income tax return. For periods prior to the 1996 Distribution Date, Old D&B is generally liable for state and local taxes measured by income or imposed in lieu of income taxes. The 1996 Tax Allocation Agreement allocated liability to Old D&B, Cognizant and ACNielsen for their respective shares of other state and local taxes, as well as any foreign taxes attributable to periods prior to the 1996 Distribution Date.

     The 1996 Employee Benefits Agreement provided, among other things, that Old D&B retains responsibility for (i) benefits owed to former employees who terminated employment with Historical D&B on or prior to the 1996 Distribution Date under Historical D&B's defined benefit pension plan, defined contribution savings plan and welfare plans; (ii) all benefits under Historical D&B's nonqualified supplemental pension plans that were vested prior to the 1996 Distribution Date; (iii) unexercised Historical D&B stock options held by Old D&B employees and Historical D&B retirees and disabled employees as of the 1996 Distribution Date, which options were adjusted to reflect the 1996 Distribution; and (iv) all employee benefits litigation liabilities that were asserted prior to the 1996 Distribution Date (but not such liabilities that relate to the retirement and savings plan assets of Cognizant or ACNielsen employees that were transferred to Cognizant and ACNielsen, respectively).

     Pursuant to the 1996 Indemnity and Joint Defense Agreement, Old D&B, Cognizant and ACNielsen agreed (i) to certain arrangements allocating potential liabilities arising out of the legal action filed by Information Resources, Inc. ("IRI") on July 29, 1996 and, (ii) to conduct a joint defense of such action. See Note 14 (Contingencies) in Part II, Item 8 on Pages 49-51 of this Form 10-K.

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

     (a)(2) Not applicable.

     (b) Operating segment data for the years ended December 31, 1999, 1998 and 1997 are included in Note 17 (Segment Information) in Part II, Item 8 on Pages 52-56 of this Form 10-K.

     (c) The Company is a non-operating holding company whose revenue is derived primarily from dividends received from its subsidiaries. As of December 31, 1999, the number of full-time equivalent employees of the Company was approximately 12,200.

                     THE DUN & BRADSTREET OPERATING COMPANY

GENERAL

     The D&B operating company is the world's largest provider of business-to-business credit, marketing and purchasing information and commercial receivables management services. It has been in business since 1841 and in 1999 had $1.4 billion in revenue. The D&B operating company operates offices in 36 countries, conducts operations in four other countries through minority interests in joint-venture companies, and operates through independent correspondents in more than 150 additional countries.

     At the core of the D&B operating company's products and services is its global database, the largest and most comprehensive database of its kind in the world, containing information on more than 57 million public and private businesses from more than 200 countries. In addition, the D&B operating company's D&B

D-U-N-S(R) Numbering System (a numerical system used to identify companies and company affiliations) is an internationally recognized common company identifier that is recommended or endorsed by the U.S. Government, the European Commission, the International Standards Organization, the United Nations Edifact Council and other global standard-setting organizations. The D&B operating company uses its global database, the D&B D-U-N-S(R) Number's hierarchical information and its expertise in organizing and rationalizing data to help customers determine creditworthiness, predict market demand, pinpoint prospective clients and increase purchasing efficiency. The D&B operating company's goal is to help customers grow profitably by ensuring that their business strategies, decisions and actions are based on a consistent flow of quality information throughout their supply and demand chains.

     The D&B operating company's 1999 revenue was derived from CREDIT INFORMATION SERVICES (65.5%), MARKETING INFORMATION SERVICES (22.2%), PURCHASING INFORMATION SERVICES (2.0%) and RECEIVABLES MANAGEMENT SERVICES (10.3%). The revenues contributed by each of these product lines during each of the last three fiscal years is included in Note 17 (Segment Information) in Part II, Item 8 on Pages 52-56 of this Form 10-K. Within these product lines, a further differentiation may be made between the D&B operating company's traditional products and services ("Traditional Products") and its value-added products and services ("Value-Added Products").

     In general, Traditional Products consist of standard-format reports (typically credit reports and marketing lists and labels) containing information from the D&B operating company's global database, whereas Value-Added Products integrate customer and D&B data and provide decision-support tools and services through the use of software and Internet solutions. Value-Added Products provide easy, open access to the D&B operating company's database and are scalable for use on individual desktops, in networks and on computer hosts. They are designed to improve customers' decision making, speed-of-action and productivity and to help customers realize greater value from their information and technology investments. The D&B operating company also offers value-added services by which it cleanses, consolidates and migrates legacy client and vendor data to a customer's enterprise application software systems and links these data with the D&B D-U-N-S(R) Number ("Data Rationalization Services").

     The D&B operating company has begun to expand its Value-Added Products through alliances with major enterprise application software providers, such as Oracle Corporation ("Oracle"), Siebel Systems, Inc. ("Siebel") and SAP AG ("SAP"). Through these alliances the D&B operating company can offer real-time, online access to its global database through the customer's enterprise applications software. Management intends to improve customers' processes by electronically integrating information from the D&B operating company's global database into enterprise decision-support applications and believes that this represents a significant opportunity for the D&B operating company.

     Value-Added Products, including alliances with software providers, account for an increasingly significant portion of the D&B operating company's revenues, having grown since their introduction in 1994 to about $265 million in 1999.

     Customers use the D&B operating company's CREDIT INFORMATION SERVICES to help them extend commercial credit, approve loans and leases, underwrite insurance, evaluate clients and make other financial and risk assessment decisions. The D&B operating company's largest customers for this information are major manufacturers and wholesalers, insurance companies, banks and other credit and financial institutions. Its core credit information is available through a variety of Traditional Products, including the Business Information Report, which contains commercial credit information that may include basic background information, financial and public records data and information on financial strength and payment history. Distribution of Credit Information Services is primarily through electronic methods (including desktop and enterprise software applications and the Internet). Credit Information Services are also distributed by a number of other firms, including leading vendors of online and Internet information services, such as Lexis-Nexis, Dialog, Dow Jones Interactive and Westlaw, and through enterprise software vendors such as Oracle, Siebel and SAP.

     Credit Information Services also include Value-Added Products such as Predictive Scoring Services and Decision Support Services. Predictive Scoring Services use statistical models to help customers predict the likelihood of delinquent payment, failure to pay within terms, discontinuation of operations or the filing of a bankruptcy petition. Decision Support Services include desktop decision-support systems, such as Risk

Assessment Manager(TM) and DecisionMaker(TM), which use customers' rules to automate credit decisions using internal and external information, including information from the D&B operating company's global database.

     The D&B operating company's MARKETING INFORMATION SERVICES provide business-to-business marketing information and analysis designed to help customers conduct market segmentation, client profiling, prospect selection and marketing list development using information from the D&B operating company's global database. Marketing Information Services' Traditional Products are delivered over the Internet, through online and Internet information services, such as Lexis-Nexis, Dialog, Dow Jones Interactive and Westlaw, and in print, on diskette, magnetic tape and CD-ROM. Marketing Information Services also include Value-Added Products such as Market Spectrum(TM), a suite of database marketing products and services that enhance internal customer data with external information and analysis that can help customers target their most profitable clients and prospects; analyze market penetration, territory alignment and market segmentation; and perform demand estimation. Marketing Information Services are also available through enterprise software vendors such as Siebel and through an alliance with Acxiom Corporation ("Acxiom") that was entered into in 1999.

     The D&B operating company's PURCHASING INFORMATION SERVICES help customers better understand their supplier base, providing them the tools to rationalize their supplier rosters, leverage buying power, minimize supply-related risks and identify and evaluate new sources of supply. Customers of these services are able to use reports containing information from the D&B operating company's global database delivered in a variety of ways and access Value-Added Products such as Supplier Spend Analysis and Supplier Assessment Manager(TM). Supplier Spend Analysis integrates customers' supplier data with information from the D&B operating company's global database and from third parties and then applies analytical and benchmarking techniques designed to identify opportunities for reducing purchasing costs and risks. Supplier Assessment Manager(TM) uses decision-support software to automate the scoring and monitoring of supplier performance, capabilities and risks using internal and external information. The D&B operating company has introduced a unique commodity coding system, the Standard Product and Service Codes ("UN/SPSC") endorsed by the United Nations. Commodity coding helps companies determine the specific types of products and services comprising the supply base of their firm and allows them to identify further vendor consolidation opportunities. Through an alliance with SAS Institute, the D&B operating company also markets a joint purchasing solution that includes Purchasing Information Services and SAS products.

     The D&B operating company's RECEIVABLES MANAGEMENT SERVICES ("RMS") business collects and services delinquent commercial receivables on behalf of approximately 30,000 customers, primarily in the business-to-business market. Principal markets include insurance, telecommunications and transportation industries. RMS also provides cross-border commercial receivables services in which the RMS worldwide offices service cross-border claims.

     Revenues in the RMS business are generally earned on a contingent fee basis. In addition, RMS is expanding its business to customers who outsource their commercial accounts receivable function to RMS. Services provided in the RMS business also include debt verification and collection, customer service functions and analytical reporting.

     Certain jurisdictions require licensing for consumer and commercial debt collection. RMS and in some instances, the individual collectors must be licensed in order to conduct business in these jurisdictions. The laws under which such licenses are granted generally require annual license renewal and provide for denial, suspension or revocation for improper actions or other reasons.

GEOGRAPHIC BUSINESS SEGMENTS; COMPETITION

     The D&B operating company manages its business globally through three geographic segments: United States and Canada, Europe/Africa/Middle East, and Asia Pacific and Latin America. Prior to January 1, 2000, the D&B operating company's Canadian business was managed by its Asia Pacific and Latin America geographic segment. Effective January 1, 2000, management of the D&B operating company's Canadian business was moved to its U.S. geographic segment to take advantage of marketing synergies between the U.S. and Canada. None of the D&B operating company's business segments is dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on that business segment.

  Dun & Bradstreet United States

     The D&B operating company's United States segment ("D&B U.S.") had 1999 revenue of $891.5 million, comprising Credit Information Services (62.8%), Marketing Information Services (25.4%), Purchasing Information Services (3.0%) and Receivables Management Services (8.8%).

     D&B U.S.'s Credit Information Services is the leading commercial credit-reporting agency in the U.S. However, it faces substantial competition from in-house operations of the businesses it seeks as customers and from other general and specialized credit-reporting agencies, other information services providers and the Internet. The principal competitive factors in its market sector are price, information quality, availability and service.

     D&B U.S.'s Marketing Information Services, while a market leader in its industry, faces competition from data providers that have competitive prices, information quality, availability and service.

     D&B U.S.'s Purchasing Information Services enjoys a unique position as a provider of business information that can be used to reduce purchasing costs. In this area, D&B U.S. faces competition from in-house operations of the businesses it seeks as customers and from other general and specialized information and professional services providers. It believes the principal attributes in judging the competition are price, information quality, availability and service.

     RMS is the leader in the commercial receivables management industry in the U.S. There are several consumer collection agencies that have larger receivables portfolios, particularly health-care and credit card collection providers. The third-party commercial collection market is highly fragmented, with more than 5,000 collection agencies. The outsourcing market has relatively fewer competitors due to the need for larger-scale operations by the receivables providers. Both markets are very price-competitive, with status, statistical reporting and speed-of-service being key qualitative attributes.

  Dun & Bradstreet Europe/Africa/Middle East

     The D&B operating company's Europe/Africa/Middle East segment ("D&B Europe") had 1999 revenue of $420.6 million, comprising Credit Information Services (70.7%), Marketing Information Services (17.2%), Purchasing Information Services (.3%) and Receivables Management Services (11.8%). D&B Europe began offering Purchasing Information Services in 1999.

     D&B Europe has operations in 20 countries and conducts operations in three other countries through minority interests in joint-venture companies. D&B Europe is believed to be the largest single supplier of commercial credit information services in Europe. However, the competitive environment varies considerably from country to country. In some countries, leadership positions exist, whereas in others the markets are highly fragmented. The competition is primarily local, and D&B Europe has a competitive edge with its range of global services and capabilities. D&B Europe faces competition from banks, credit insurance companies, public information suppliers (such as company registries), consumer information companies, application software developers, online content providers and in-house operations of businesses, as well as direct competition from businesses providing similar services.

     Management believes that the increase in cross-border trade expected to result from the European Monetary Union ("EMU") may create opportunities for D&B Europe over time since it is the leading pan-European commercial data provider. The transition to a single European currency also entails certain risks to D&B Europe's business, as described under the caption "New European Currency" in
Part II, Item 7 on Pages 27-28 of this Form 10-K.

     D&B Europe continues to invest in data systems and has successfully rolled out a new technology platform in the Netherlands, Belgium and Germany. D&B Europe will continue to invest in its technology platform, which is expected to result in enhanced product/service flexibility as well as opportunities to streamline operations. In addition, D&B Europe plans to shift certain technology development and maintenance to lower cost regions, which is expected to reduce overall technology costs.

     D&B Europe is subject to the usual risks inherent in doing business in certain countries outside of the U.S., including currency fluctuations and possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on collecting certain types of personal information or on providing information across borders or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because its basic service is the delivery of information rather than the production of products that require manufacturing facilities or the use of natural resources.

  Dun & Bradstreet Asia Pacific, Canada and Latin America

     The D&B operating company's Asia Pacific, Canada and Latin America segment ("D&B APCLA") had 1999 revenue of $95.6 million, comprising Credit Information Services (67.5%), Marketing Information Services (14.5%), Purchasing Information Services (.1%) and Receivables Management Services (17.9%). D&B APCLA began offering Purchasing Information Services in 1999. Management of the Canadian business was moved to the U.S. segment effective January 1, 2000.

     D&B APCLA has operations in 15 countries and conducts operations in one other country through a minority interest in a joint-venture company. It faces competition from banks, credit insurance companies, public information suppliers (such as company registries), consumer information companies, application software developers, online and Internet based content providers and in-house operations of businesses, as well as direct competition from businesses providing similar services. The competition is primarily local, and D&B APCLA has a competitive edge with its range of global services and capabilities.

     D&B APCLA provides cross-border services originating in Latin America through local affiliates, small local operations centers and an operations center in Florida. In the Asia Pacific region, D&B APCLA has entered into joint-venture and distribution arrangements to leverage its staff and data sourcing and distribution capabilities and is exploring additional such opportunities.

     D&B APCLA is subject to the usual risks inherent in doing business in certain countries outside of the U.S., including currency fluctuations and possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on collecting certain types of personal information or on providing information across borders or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because its basic service is the delivery of information rather than the production of products that require manufacturing facilities or the use of natural resources.

THE D&B OPERATING COMPANY'S STRATEGY

     As technology changes and evolves, the D&B operating company is changing the way it provides solutions to customers. The D&B operating company's strategy is to integrate its information in business processes through both back-office and front-office solutions and directly into e-commerce transactions. This means extending its business beyond a core transaction-based product offering -- primarily credit reports and marketing lists and labels -- to the provision of quality business information through technology-based packaged applications and the Internet. The D&B operating company is pursuing new opportunities to increase revenue growth and profitability by building on its core competencies in providing business information and analysis to companies worldwide. The following are the key components of this strategy:

     - EXPANDING THE USE OF TRADITIONAL PRODUCTS. Traditional Products annually generate more than $1 billion in revenue worldwide. Increased distribution of these products and services will be pursued through new customer sales efforts and through expanded use of the Internet. The D&B operating company will also leverage partners in this area both to expand the database and to reach more customers. The alliance entered into in 1999 with Acxiom will help it achieve both of these objectives, by giving the D&B operating company access to certain of Acxiom's data and products and by distributing Traditional Products through Acxiom. Because many of these products are used in conjunction with or are accessed through Value-Added Products, including enterprise software applications, the D&B operating company will seek to increase the distribution and sale of Traditional Products globally through the sale of Value-Added Products and through alliances with enterprise software vendors and companies that implement such systems for customers.

     - FOCUSING RESOURCES ON THE DEVELOPMENT AND DEPLOYMENT OF VALUE-ADDED PRODUCTS. Revenues from Value-Added Products are expected to continue to grow through the accelerated rollout of Value-Added Products around the world, as well as through the expansion of the D&B operating company's Global Accounts Program. The Global Accounts Program targets large customers having multi-country operations spanning the D&B operating company's three geographic segments.

     - BECOMING A MAJOR CONTENT PROVIDER FOR USERS OF ENTERPRISE DECISION-SUPPORT SOFTWARE APPLICATIONS. The D&B operating company aims to become the leading business information provider to the enterprise decision-support software applications market. The D&B operating company recently entered into alliances with Oracle, Siebel and SAP, all leading providers of enterprise application solutions, to provide Data Rationalization Services, utilizing the D&B D-U-N-S(R) Number and online access to the D&B operating company's global database through such companies' products. The D&B operating company recently entered into an alliance with Deloitte Consulting LLC, an implementor of enterprise application solutions, to promote Data Rationalization Services. The alliance with SAS Institute will offer joint solutions to the purchasing market. The UN/SPSC is used to allow customers to further consolidate vendors identified within their enterprise system. The D&B operating company is actively pursuing alliances with other major business application software providers, as well as with firms that assist customers with the implementation of these systems.

     - IDENTIFYING AND DEVELOPING ELECTRONIC COMMERCE PRODUCTS AND SERVICES. In 1999, the D&B operating company began offering solutions to establish itself as a major provider of information for business-to-business electronic commerce via the Internet. Use of D&B data for verification, authentication and registration services could help both buyers and sellers as well as network providers to identify dependable business partners. Management of the D&B operating company believes that the significant growth anticipated in the electronic commerce marketplace will create the need for a trusted, independent third party to provide such services. The D&B operating company intends to identify and pursue opportunities to participate in these processes and to develop new products and services and reposition existing products and services for the electronic commerce market. Distribution of these products and services can occur directly from the D&B operating company or through partners. In November 1999, the D&B operating company launched eccelerate.com to take advantage of opportunities in this market. eccelerate.com has entered into a relationship with Verisign, Inc., a leading provider of digital certificate services, to introduce a range of services for online business-to-business exchanges, including D&B D-U-N-S(R)Number-embedded digital certificates for corporate users and Web sites and real-time business verification and certificate validation services to accelerate the growth of transactions conducted via the Internet. In 1999, eccelerate.com also named Mitsubishi Corporation, one of the world's largest trading companies, as a global distributor of eccelerate.com products and as a partner in the development of localized products for the Japanese market.

     - IMPROVING THE PROFITABILITY OF INTERNATIONAL OPERATIONS. The accelerated rollout of Value-Added Products around the world and the expansion of the Global Accounts Program are expected to be key factors in improving international profitability. In addition, cost structures have been and will continue to be reviewed with the intent of implementing further efficiencies and improving international profitability. For example, a global data warehouse is currently being built that is expected to eliminate redundant development efforts and reduce ongoing systems maintenance costs. Further, the global data warehouse will support the Value-Added Products and electronic commerce initiatives. This data warehouse is expected to be available globally in 2000. Further, in October and December 1999, the D&B operating company announced certain initiatives aimed at improving international profitability, such as globalizing certain sales, marketing, data collection and technology functions in an effort to avoid redundancies and duplication of efforts, while facilitating a more efficient decision-making process, increasing the amount of technology development and maintenance done in lower cost regions and improving efficiencies in sales and data collection operations through office consolidations, organizational changes, vendor renegotiations and other actions.

                        MOODY'S INVESTORS SERVICE, INC.

GENERAL

     Moody's is a leading global credit rating agency. Moody's publishes credit opinions, research and ratings on fixed-income securities, issuers of securities and other credit obligations. Credit ratings help investors analyze the credit risks associated with fixed-income securities. Ratings also create efficiencies in fixed-income markets by providing reliable, credible and independent assessments of credit risk. For issuers, Moody's services are designed to increase market liquidity and may reduce transaction costs.

     Moody's employs more than 700 analytic staff and has more than 1,400 associates located around the world. Moody's maintains offices in 13 countries and has expanded into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody's provides ratings and credit research on governmental and commercial entities in approximately 100 countries. Moody's customers for its ratings and credit research services include investors; depositors, creditors, investment banks, commercial banks and other financial intermediaries; and a wide range of corporate and governmental issuers of securities. Moody's is not dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on its business.

     Moody's publishes rating opinions on a broad range of credit obligations. These include various United States corporate and governmental obligations, international cross-border notes and bonds, domestic obligations in foreign local markets, structured finance securities and commercial paper programs. In recent years, Moody's has moved beyond its traditional bond ratings activities, assigning ratings to issuers of securities, insurance company obligations, bank loans, derivative product companies, bank deposits and other bank debt, managed funds and derivatives. At the end of 1999, Moody's had outstanding ratings on approximately 100,000 corporate and more than 68,000 public finance obligations. Ratings are disseminated to the public through a variety of print and electronic media, including real-time systems widely used by securities traders and investors.

     In addition to its rating activities, Moody's publishes investor-oriented credit research for more than 15,600 subscribers globally. Moody's publishes more than 100 research products, including in-depth research on major issuers, industry studies, special comments and summary credit opinion handbooks. Detailed descriptions of both the rated issue and issuer, along with a summary of the rationale for the assignment of the specific rating, also appear in various Moody's credit research products. These research products include insurance, utilities, speculative grade instruments, structured finance, bank and global credit research.

     Moody's Risk Management Services, Inc., a wholly owned subsidiary of Moody's, develops and distributes credit risk assessment software used by banks and other financial institutions in their commercial lending activities as well as credit education materials, seminars and computer-based lending simulations. On January 27, 2000, Moody's Risk Management Services acquired the Software Products Group division of Crowe, Chizek and Company LLP. The Software Products Group also provides credit risk assessment software to banks and other financial institutions.

     Moody's is registered as an investment adviser under the Investment Advisers Act of 1940. Moody's has been designated as a Nationally Recognized Statistical Rating Organization ("NRSRO") by the SEC. The SEC is currently engaged in a rule-making process to establish the criteria for designation as an NRSRO; such criteria, if enacted, may impose operating requirements upon Moody's. Moody's is also subject to regulation in certain countries outside the United States.

PROSPECTS FOR GROWTH

     Over the past decade, the global public fixed-income markets have more than doubled in outstanding principal amount. Moody's believes that the global credit markets will continue to increase in size. In addition, the securities being issued in the global fixed-income markets are becoming more complex. Moody's expects that these trends will increase the demand for its high-quality, independent credit opinions.

     The size of the world capital markets is increasing because, in general, the global political and economic climate has promoted economic growth and productive capital investment. Moody's believes that the outlook is generally favorable for the continued growth of the world capital markets, particularly in Europe as a consequence of financial market integration under the EMU.

     Lower-cost technology makes information about investment alternatives available throughout the world. This technology enables investors to obtain information about securities issued outside their national markets. Investors are also able to obtain information about new financing techniques and new types of securities that they may wish to purchase or sell. This availability of information promotes globalization and integration of financial markets. A number of new "emerging" capital markets have been created. Investor and intermediary interest in domestic currency debt obligations from such markets are now being sold cross-border in unprecedented volumes.

     Another trend that is increasing the size of the world capital markets is the ongoing disintermediation of the world's financial system. Issuers are increasingly financing in the global public capital markets, rather than through traditional financial intermediaries. Moreover, financial intermediaries are selling assets in the global public capital markets, in addition to or instead of retaining those assets. Structured finance securities markets for many types of assets have developed in many countries and are contributing to those trends.

     The complexity of capital market instruments is also growing. Consequently, assessing the credit risk of such instruments is a challenge for financial intermediaries and asset managers. In the credit markets, third-party ratings represent an increasingly viable alternative to traditional in-house research as the geographic scope and complexity of market instruments grow.

     Rating fees paid by issuers account for most of Moody's revenues. Therefore, a substantial portion of Moody's revenues are dependent upon the volume of debt securities issued in the global capital markets. Accordingly, Moody's is dependent on the prospects of the major world economies and the fiscal and monetary policies pursued by their governments. However, annual fee arrangements with frequent debt issuers and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings and mutual fund ratings are less dependent on the volume of debt securities issued in the global capital markets.

     Moody's non-U.S. operations are subject to the usual risks inherent in carrying on business in certain countries outside the United States, including currency fluctuations and possible nationalization, expropriation, price controls, changes in the availability of data from public sector sources, limits on providing information across borders or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because its basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

COMPETITION

     Moody's competes with other credit rating agencies and with investment banks and brokerage firms that offer credit opinions. Institutional investors also have in-house credit research capabilities. Credit rating agencies compete, in addition, with other methods of addressing credit risk, such as credit insurance and credit derivatives. Moody's most direct competitor in the global credit rating business is Standard and Poor's Corporation ("S&P"), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody's has made investments and obtained market positions superior to S&P's. In other markets the reverse is true. Moody's believes that its rating revenues for 1999 were similar to S&P's.

     Other rating agency competitors of Moody's are Duff & Phelps and Fitch IBCA. Although Moody's and S&P are larger than Duff & Phelps and Fitch IBCA, increased competition from these two rating agencies can be expected. In addition, it is possible that one or more significant rating agencies will emerge in Europe over the next few years in response to the growth in the European capital markets and development of the EMU.

     Over the last decade, additional rating agencies have been established, primarily in developing markets and primarily as a result of local capital market regulation. Regulators worldwide have recognized that credible, independent credit ratings can further regulatory objectives for the development of public fixed-income securities markets. The result of such regulatory activity has been the creation of a number of primarily national ratings agencies in various countries around the world. Regulation may stimulate the production of less credible ratings over time and tends to make all rating systems appear undifferentiated, to the detriment of Moody's high-quality rating opinions.

     Regulators of financial institutions are attempting to improve their approach to supervision. They are shifting away from rule-based systems that address only specific risk components and institution-specific protections toward more sophisticated, prudential supervision. The regulators' evolving approach includes their making qualitative judgments about the sophistication of each financial institution's risk management processes and systems, in terms of both market and credit risk. While such regulatory trends present additional opportunities for the use of Moody's ratings, they may also result in additional competition for Moody's.

MOODY'S STRATEGY

     Moody's intends to focus its business strategy on the following opportunities:

     - CONTINUING INTERNATIONAL EXPANSION. Moody's maintains a global network of offices and business affiliations, including full-service rating and marketing operations in the major global financial centers of Frankfurt, Hong Kong, London, Paris and Tokyo. Moody's expects that these centers will position it to benefit from the expansion in global capital markets and offer the greatest potential for its revenue growth. Moody's also expects accelerated growth of its ratings activities as a consequence of financial market integration under the EMU and from ongoing global development of non-traditional financial instruments (e.g., derivatives, credit-linked bonds and catastrophe bonds). Moody's expects to continue its expansion into developing markets through joint ventures or affiliations.

     - DEVELOPING NEW RATING PRODUCTS. Moody's is pursuing initiatives that expand credit ratings from securities markets to other sectors with credit risk exposures. Moody's has a committed effort to extend its opinion franchise to the global bank counterparty universe through emerging market ratings, including bank financial strength ratings. Insurance financial strength ratings in the property and casualty, reinsurance, and life insurance markets represent additional growth opportunities. Moody's has also introduced issuer ratings for mid-sized corporations not active in the debt markets and Moody's is investigating numerous non-traditional opportunities to extend its opinion franchise. As the loan and capital markets converge, Moody's expects to continue to expand coverage for ratings of bank loans. Moody's has also introduced equity mutual fund indices and fund analyzers for institutional fund managers.

     - PURSUING OPPORTUNITIES IN SECURITIZATION. The repackaging of financial assets has had a profound effect on the U.S. fixed-income market. New patterns of securitization are expected to emerge in the next decade. Although, the bulk of assets securitized in the past five years are consumer assets owned by banks, commercial assets, principally commercial mortgages, term receivables and corporate loans, are now increasingly being securitized. Securitization concepts are rapidly being exported to Europe and Asia, evolving into a strategic corporate finance tool. Moody's is aggressively pursuing opportunities in these areas.

     - PURSUING CREDIT RISK MANAGEMENT SERVICES. Moody's will continue to provide banks and other financial institutions with credit risk management services. Moody's believes that there will be increased demand for such services because of recent proposals by international bank regulatory authorities to recognize bank internal credit risk management systems for the purposes of determining regulatory capital.

     - PURSUING GROWTH OF RESEARCH PRODUCTS. Moody's will continue to expand its research products business by seeking customers in new geographic areas, producing and acquiring by arrangements with others additional research products and pursuing growth by means of Internet delivery. Internet delivery enables Moody's to provide services to more individuals within a client organization than paper-based products and to offer higher-value services because customers do not need to handle paper-based reports.

                             INTELLECTUAL PROPERTY

     The Company owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to the Company's business. Management of the Company believes that each of the "Dun & Bradstreet" and "Moody's" names and related names, marks and logos are of material importance to the Company. The Company is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by the Company. The Company considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and the Company relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contract safeguards for protection.

     The names of the Company's products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to the Company or one or more of its subsidiaries.

     (d) Financial information about foreign and domestic markets is included in
Note 17 (Segment Information) in Part II, Item 8 on Pages 52-56 of this Form
10-K.

ITEM 2.  PROPERTIES

     The executive offices of the Company are located at One Diamond Hill Road, Murray Hill, New Jersey, in a 184,000-square-foot property owned by the Company. This property also serves as the executive offices of D&B U.S. and D&B Asia Pacific and Latin America.

     The Company's other properties are geographically distributed to meet sales and operating requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements, and virtually all space is being utilized. The most important of these other properties include the following sites that are owned by the Company: (i) a 300,000-square-foot office building in New York, New York, that serves as the executive offices of Moody's; (ii) two commercial office buildings (totaling 114,200 square feet) in Berkeley Heights, New Jersey, used as data processing facilities for the U.S. operations of the D&B operating company and Moody's;
(iii) a 147,000-square-foot office building in Parsippany, New Jersey housing personnel from the sales, marketing and technology groups of the D&B operating company; and (iv) a 236,000-square-foot office building in High Wycombe, England, that houses operational and technology services for D&B Europe. The Company's operations are also conducted from 70 other offices located throughout the U.S. (all of which are leased) and 99 non-U.S. office locations (95 of which are leased).

ITEM 3.  LEGAL PROCEEDINGS

     Information in response to this Item is included in Note 14 (Contingencies) in Part II, Item 8 on Pages 49-51 of this Form 10-K.

     The following summarizes certain developments with respect to the IRI case discussed in Note 14:

     On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within 60 days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI had made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18,

1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied the motion. Discovery in this case is ongoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Officers are elected by the Board of Directors to hold office until their respective successors are chosen and qualified.

     Listed below are the executive officers of the Registrant at February 16, 2000, and brief summaries of their business experience during the past five years. Information concerning officer titles at The Dun & Bradstreet Corporation reflects titles with (i) Old D&B and Historical D&B, as applicable, for periods prior to the 1998 Distribution Date and (ii) the Company for periods after the 1998 Distribution Date.

NAME                                                           TITLE                             AGE
----                                                           -----                             ---
Clifford L. Alexander, Jr............  Chairman of the Board and Chief Executive Officer         66
Frank S. Sowinski....................  Executive Vice President and President - Dun &            43
                                         Bradstreet Operating Company
William F. Doescher..................  Senior Vice President and Chief Communications Officer    62
Elahe Hessamfar......................  Senior Vice President and Chief Technology Officer        46
Peter J. Ross........................  Senior Vice President and Business Affairs Officer        54
Chester J. Geveda, Jr................  Vice President and Controller and Acting Chief            53
                                       Financial Officer

     Mr. Alexander has served as chairman and chief executive officer of the Company since October 1999 and as a director since February 1993. Mr. Alexander is also president of Alexander & Associates, Inc., a private consulting firm specializing in work-force inclusiveness, which he founded in 1981.

     Mr. Sowinski has served as president - Dun & Bradstreet operating company, since September 1999, and executive vice president of The Dun & Bradstreet Corporation since October 1999. Prior thereto, Mr. Sowinski served as senior vice president and chief financial officer of The Dun & Bradstreet Corporation from November 1996 to September 1999, as well as executive vice president - global marketing of the Dun & Bradstreet operating company from October 1997 to September 1999. He also previously served the Dun & Bradstreet operating company as executive vice president - applications and alliances from November 1996 to September 1997, as executive vice president - applications, mass marketing and alliances from October 1994 to October 1996, as executive vice president - marketing from April 1993 to September 1994 and as senior vice president - finance & planning from August 1989 to March 1993.

     Mr. Doescher has served as senior vice president and chief communications officer of The Dun & Bradstreet Corporation since November 1996. He is also senior vice president-global communications of the Dun & Bradstreet operating company, a position he has held since April 1992.

     Ms. Hessamfar has served as senior vice president and chief technology officer of The Dun & Bradstreet Corporation since August 1997. Prior thereto, she served as chief information officer of Turner Broadcasting System from July 1993 to July 1997 and as vice president - information systems of PAC Bell Directories from May 1987 to June 1993.

     Mr. Ross has served as senior vice president and business affairs officer of The Dun & Bradstreet Corporation since November 1999. The Business Affairs function comprises the Corporate Legal, Human Resources and Business Practices departments. Prior thereto, he served as senior vice president and chief human resources officer of The Dun & Bradstreet Corporation from November 1996 to November 1999. He is also senior vice president - human resources of the Dun & Bradstreet operating company, a position he has held since June 1988.

     Mr. Geveda has served as vice president and controller of The Dun & Bradstreet Corporation and as senior vice president - finance of the Dun & Bradstreet operating company since November 1996. In September 1999 he was appointed to the additional position of acting chief financial officer of the Company. Prior thereto, he served as senior vice president - finance and planning of the Dun & Bradstreet operating company from April 1993 to October 1996 and as senior vice president - finance and administration of Dun & Bradstreet Europe/Africa/Middle East from September 1990 to March 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Information in response to this Item is set forth under the captions "Dividends" and "Common Stock Information" in Part II, Item 7 on Page 28 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                     1999        1998        1997        1996        1995
                                                   --------    --------    --------    --------    --------
                                                      DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA
RESULTS OF OPERATIONS:
  Operating Revenues.............................  $1,971.8    $1,934.5    $1,811.0    $1,782.5    $1,735.3
  Costs and Expenses(1)..........................   1,532.9     1,513.8     1,407.3     1,725.3     1,522.4
                                                   --------    --------    --------    --------    --------
  Operating Income...............................     438.9       420.7       403.7        57.2       212.9
  Non-Operating Expense -- Net(2)................      (4.0)      (20.9)      (71.3)      (71.2)      (68.0)
                                                   --------    --------    --------    --------    --------
  Income (Loss) from Continuing Operations before
    Provision for Income Taxes...................     434.9       399.8       332.4       (14.0)      144.9
  Provision for Income Taxes.....................     178.9       153.4       113.4       102.1        49.6
                                                   --------    --------    --------    --------    --------
Income (Loss) from:
  Continuing Operations..........................     256.0       246.4       219.0      (116.1)       95.3
  Discontinued Operations, Net of Income
    Taxes(3).....................................        --        33.7        92.0        72.3       225.9
                                                   --------    --------    --------    --------    --------
Income (Loss) before Cumulative Effect of
  Accounting Changes.............................     256.0       280.1       311.0       (43.8)      321.2
Cumulative Effect of Accounting Changes, Net of
  Income Tax Benefit(4)..........................        --          --      (127.0)         --          --
                                                   --------    --------    --------    --------    --------
Net Income (Loss)................................  $  256.0    $  280.1    $  184.0    $  (43.8)   $  321.2
                                                   ========    ========    ========    ========    ========
Basic Earnings (Loss) Per Share of Common Stock:
  Continuing Operations..........................  $   1.58    $   1.45    $   1.28    $   (.69)   $    .56
  Discontinued Operations........................        --         .20         .54         .43        1.33
                                                   --------    --------    --------    --------    --------
  Before Cumulative Effect of Accounting
    Changes......................................      1.58        1.65        1.82        (.26)       1.89
  Cumulative Effect of Accounting Changes, Net of
    Income Tax Benefit(4)........................        --          --        (.74)         --          --
                                                   --------    --------    --------    --------    --------
Basic Earnings (Loss) Per Share of Common
  Stock..........................................  $   1.58    $   1.65    $   1.08    $   (.26)   $   1.89
                                                   ========    ========    ========    ========    ========
Diluted Earnings (Loss) Per Share of Common
  Stock:
  Continuing Operations..........................  $   1.56    $   1.44    $   1.27    $   (.69)   $    .55
  Discontinued Operations........................        --         .19         .53         .43        1.32
                                                   --------    --------    --------    --------    --------
  Before Cumulative Effect of Accounting
    Changes......................................      1.56        1.63        1.80        (.26)       1.87
  Cumulative Effect of Accounting Changes, Net of
    Income Tax Benefit(4)........................        --          --        (.73)         --          --
                                                   --------    --------    --------    --------    --------
Diluted Earnings (Loss) Per Share of Common
  Stock..........................................  $   1.56    $   1.63    $   1.07    $   (.26)   $   1.87
                                                   ========    ========    ========    ========    ========
Dividends Paid Per Share.........................  $    .74    $    .81    $    .88    $   1.82    $   2.63
                                                   ========    ========    ========    ========    ========
Dividends Declared Per Share.....................  $    .74    $   .775    $   1.10    $   1.82    $   2.63
                                                   ========    ========    ========    ========    ========
Weighted Average Number of Shares Outstanding --
  Basic..........................................     162.3       169.5       170.8       170.0       169.5
                                                   --------    --------    --------    --------    --------
Weighted Average Number of Shares Outstanding --
  Diluted(5).....................................     164.3       171.7       172.6       170.0       171.6
                                                   --------    --------    --------    --------    --------
Balance Sheet:
  Total Assets(6)................................  $1,785.7    $1,789.2    $2,086.0    $2,225.4    $3,644.9
                                                   ========    ========    ========    ========    ========

---------------
(1) 1999 included a charge of $41.2 million in conjunction with the restructuring of the Dun & Bradstreet operating company. 1998 included a charge of $28.0 million for reorganization costs associated with the 1998 Distribution. 1996 included charges of $161.2 million for reorganization costs associated with the 1996 Distribution and a loss of $68.2 million on the sale of American Credit Indemnity. 1995 included a charge of $188.5 million partially offset by gains of $90.0 million and $28.0 million from the sale of

    Interactive Data Corporation and warrants received in connection with the sale of Donnelley Marketing, respectively.

(2) 1999 included gains related to the sale of Financial Information Services ("FIS"), the publishing unit of Moody's Investors Service, of $12.2 million and on the settlement of litigation of $11.9 million. 1998 included a gain on the sale of FIS of $9.6 million (see Note 4 to the consolidated financial statements).

(3) Income taxes on Discontinued Operations were $22.5 million, $52.2 million, $145.1 million and $73.4 million in 1998, 1997, 1996 and 1995, respectively.

(4) 1997 included the impact of a change in revenue recognition policies (see "Accounting Changes" in Note 1 to the consolidated financial statements).

(5) The exercise of diluted shares has not been assumed for the year ended December 31, 1996, since the result is antidilutive.

(6) Included Net Assets of Discontinued Operations of $296.5 million, $430.6 million and $1,652.2 million in 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     To facilitate an analysis of the Company's operating results, certain significant events should be considered.

  1998 Distribution

     On June 30, 1998, the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies -- The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "1998 Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which was a new entity comprising Moody's Investors Service ("Moody's") and the Dun & Bradstreet operating company ("D&B"). New D&B changed its name to "The Dun & Bradstreet Corporation," and the continuing entity (i.e., Old D&B) consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership changed its name to R.H. Donnelley Corporation ("Donnelley"). The tax-free stock dividend was issued on June 30, 1998, to shareholders of record at the close of business on June 17, 1998. Due to the relative significance of Moody's and D&B, the transaction has been accounted for as a reverse spin-off, and, as such, Moody's and D&B have been classified as continuing operations and, R.H. Donnelley Inc. and DonTech have been classified as discontinued operations. For purposes of effecting the 1998 Distribution and of governing certain of the continuing relationships between the Company and Donnelley after the transaction, the two companies have entered into various agreements as described in Note 2 to the Company's consolidated financial statements.

     Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the 1998 Distribution. Accordingly, revenues, costs and expenses, and cash flows of Donnelley have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported, net of applicable income taxes, as "Income from Discontinued Operations," and the net cash flows of these entities have been reported as "Net Cash (Used in) Provided by Discontinued Operations."

  1999 Restructuring Charge

     During the fourth quarter of 1999, the Company's Board of Directors approved plans to restructure the Dun & Bradstreet operating company. The restructuring comprises three major components:

     - D&B's International Operations are being realigned and streamlined through a series of office consolidations and organizational changes. In order to reduce the cost infrastructure in Europe, actions have been taken to improve efficiencies in sales and data collection operations.

     - D&B's Global Technology Organization has been realigned and streamlined and will significantly increase the level of software and product development outsourced to resources outside the United States and Europe.

     - D&B's U.S. business has reengineered its data collection process so that it now relies solely on telephonic data collection. This resulted in the closure of 15 field data collection centers.

     As a result of these actions, a pre-tax restructuring charge of $41.2 million ($27.9 million after-tax, $.17 per share basic and diluted) was included in operating income in 1999. For management reporting purposes such charges are not allocated to the business segments. Employee severance costs from planned terminations of approximately 700 employees comprised $32.7 million (including severance for two former corporate executives). The severance costs were based on the amounts that will be paid to the affected employees pursuant to the Company's policies and certain foreign governmental regulations. The balance of the charge relates to the write-off of certain assets made obsolete or redundant and abandoned by the restructuring and leasehold termination obligations arising from office closures. The Company anticipates completion of its restructuring in fiscal 2000, including the payment of the majority of the associated costs.

     The restructuring actions are designed to strengthen customer service worldwide, improve operating efficiencies and lower structural costs. The Company expects savings of approximately $30 million in 2000 and $40 million in 2001 that it intends to reinvest in future revenue growth initiatives.

RESULTS OF OPERATIONS

OPERATING SEGMENTS

     The Company's reportable segments are Dun & Bradstreet United States ("D&B U.S."), Dun & Bradstreet Europe/Africa/Middle East ("D&B Europe"), Dun & Bradstreet Asia Pacific/Canada/Latin America ("D&B APCLA") and Moody's. Effective January 1, 2000, management of the Canadian business was moved to the U.S. segment.

     The three Dun & Bradstreet segments, managed on a geographical basis, provide business-to-business Credit Information Services ("Credit"), Marketing Information Services ("Marketing"), Purchasing Information Services ("Purchasing") and Receivables Management Services ("RMS"). The Moody's segment provides credit opinions on investment securities and assigns ratings to fixed-income securities and other credit obligations. Moody's also offers investor-oriented credit research and credit risk assessment software for banks and other financial institutions, as well as credit training. The Company evaluates performance and allocates resources based on segment operating income.

  Year Ended December 31, 1999, Compared with Year Ended December 31, 1998

     For the year ended December 31, 1999, the Company reported net income of $256.0 million, or $1.58 per share basic and $1.56 per share diluted. This compares with 1998 income from continuing operations of $246.4 million and earnings per share from continuing operations of $1.45 basic and $1.44 diluted. 1999 results included the $41.2 million pre-tax restructuring charge discussed above ($27.9 million after-tax, $.17 per share basic and diluted), a $12.2 million pre-tax gain resulting from an adjustment to the July 1998 sale of Financial Information Services ("FIS"), the financial publishing unit of Moody's ($7.5 million after-tax, $.05 per share basic and diluted), and an $11.9 million pre-tax gain related to the settlement of outstanding litigation ($6.6 million after-tax, $.04 per share basic and diluted). The 1998 results included reorganization costs associated with the 1998 Distribution of $28.0 million ($23.2 million after-tax, $.14 per share basic, $.13 per share diluted) and a gain of $9.6 million ($5.3 million after-tax, $.03 per share basic and diluted) on the sale of FIS. 1998 net income of $280.1 million included income from discontinued operations of $33.7 million. For the year ended December 31, 1998, earnings per share of $1.65 basic and $1.63 diluted include earnings per share from discontinued operations of $.20 basic and $.19 diluted.

     Operating revenues grew 1.9% to $1,971.8 million in 1999 from $1,934.5 million in 1998. Excluding the results of FIS, which was sold in July 1998, revenue increased 2.9%. Revenue growth for the year reflects continued strong growth of 13.8% at Moody's offset by a decline of .8% at the D&B operating company. Excluding the impact of foreign currency translation, D&B operating company revenues were flat. The D&B operating company's results reflect a decrease in usage of traditional credit services products, offset by growth in Value-Added Products, including revenues from partnerships with providers of enterprise software solutions. Excluding the results of FIS in 1998 and the impact of foreign currency translation, the Company's operating revenues increased 3.4% in 1999 compared with 1998.

     Operating expenses decreased 1.5% to $559.5 million in 1999 compared with $568.2 million in 1998. Operating expenses at the D&B operating company were lower, resulting from expense control initiatives worldwide, while Moody's operating expenses were increased to support its growth in revenues. Selling and administrative expenses increased by 2.0% to $791.3 million in 1999 compared with $776.0 million in 1998, resulting from the D&B operating company's investment in Value-Added Products and partnerships with providers of enterprise software solutions and Moody's continued business expansion. Operating costs in 1999 also included the $41.2 million charge for the restructuring of the D&B operating company discussed above.

In 1998, operating costs included $28.0 million in reorganization costs incurred in conjunction with the 1998 Distribution.

     Operating income grew 4.3% in 1999 to $438.9 million from $420.7 million in 1998. Excluding the $41.2 million restructuring charge in 1999 and the $28.0 million of reorganization costs in 1998, operating income in 1999 grew 7.0% compared with 1998. This growth reflects the strong revenue results for Moody's and the impact of expense control initiatives worldwide, offset by lower revenues and increased selling and administrative expense at the D&B operating company and Moody's.

     Non-operating expense -- net was $4.0 million in 1999 compared with $20.9 million in 1998. Included in non-operating expense -- net is interest income and expense, minority interest expense (which remained level when comparing 1999 and 1998) and other income (expense) -- net. Interest income of $3.0 million in 1999 was lower than 1998 due to lower cash levels, while interest expense of $5.0 million in 1999 was significantly lower than in 1998 as a result of the lower debt levels in 1999 compared with 1998. Other income (expense) -- net was $20.4 million in 1999 compared with $7.3 million in 1998. Other income (expense) -- net included the gains in connection with the sale of FIS of $12.2 million and $9.6 million in 1999 and 1998, respectively. 1999 other income (expense) -- net also included a gain of $11.9 million on the settlement of litigation that arose from a transaction related to the sale of Dun & Bradstreet Software in 1996. These gains were offset by other miscellaneous non-operating income and expense items, which were comparable in 1999 and 1998.

     The Company's effective tax rate was 41.1% in 1999, compared with 38.4% in 1998. This increase resulted from a number of factors, including taxes imposed on the proceeds from the settlement of litigation, the non-deductibility of certain restructuring expenses and refinements of certain estimates.

     Income from discontinued operations, net of income taxes, was $33.7 million for the year ended December 31, 1998.

     Segment Results

     D&B U.S. revenues were $891.5 million in 1999, down 1.2% from 1998 revenues. In comparing 1999 and 1998 revenues, Credit decreased 6.5% to $560.1 million, Marketing increased 5.5% to $226.1 million, Purchasing increased 17.4% to $27.0 million and RMS increased 18.8% to $78.3 million. The decline in Credit revenues resulted from a number of factors, including sales force reorganization, compensation and training issues, as well as increased competition, including free or lower-cost information from online vendors and other Internet sources. Additionally, the shift by former annual contract customers to the monthly discount plan negatively affected revenues, as selling incremental projects to those customers was more challenging. The growth in Marketing, Purchasing and RMS was largely driven by revenues from Value-Added Products, including from partnerships with providers of enterprise software solutions. In addition to the restructuring plan approved by the Board of Directors in the fourth quarter of 1999, management has implemented several other actions also intended to improve revenue growth and address the issues affecting the business. The Company is accelerating its Internet strategy to focus on ways to better capitalize on electronic commerce. Senior sales management has been changed, the sales organization has been realigned to clarify product and channel responsibilities and provide better sales and marketing support, the sales compensation plans have been revised, and the pricing model for its products and services was changed.

     D&B U.S. operating income was $258.2 million in 1999, down 4.3% from $269.9 million in the prior year due to the lower revenues and higher selling and administrative expenses resulting from the investment in Value-Added Products and partnerships with providers of enterprise software solutions.

     D&B Europe's revenues were $420.6 million in 1999, down 1.7% when compared with 1998 revenues of $427.7 million. Excluding the impact of foreign exchange, D&B Europe's revenues were up 1.3%. In comparing 1999 with 1998, European Credit revenues decreased 5.0% to $297.4 million, while Marketing revenues increased 10.7% to $72.2 million, and RMS revenues were flat at $49.6 million. D&B Europe also reported revenues from newly introduced Purchasing products of $1.4 million during 1999. Excluding the impact of foreign exchange, D&B Europe would have reported in 1999 a decrease in Credit revenues of 2.2%, an increase in Marketing revenues of 14.3% and an increase in RMS revenues of 2.8% in comparison with 1998. The decline in European Credit revenues resulted from ongoing price erosion in the local credit markets, as well as increased competition, including the availability of free or lower-cost information from online vendors and other Internet sources. Marketing revenue growth was largely attributable to Value-Added Products. D&B Europe reported an operating loss of $8.9 million in 1999, compared with a loss of $4.2 million in 1998. Europe's loss resulted largely from investment in sales and marketing support for Value-Added Products and partnerships with providers of enterprise software solutions and higher costs for new technology and systems in the region. The Company expects that the restructuring actions implemented in the fourth quarter of 1999 will improve the profitability in Europe by reducing its cost structure. Additionally, the Company is reviewing various strategic alternatives in Europe and APCLA to accelerate revenue growth, improve efficiencies and improve profitability.

     D&B APCLA reported operating revenues of $95.6 million in 1999, up 7.9% from 1998. Excluding the impact of foreign exchange, revenues would have been up 3.6%. In comparing 1999 with 1998, APCLA Credit revenues increased 14.2% to $64.5 million, Marketing revenues decreased 9.2% to $13.9 million, and RMS revenues increased 1.8% to $17.1 million. D&B APCLA also reported revenues from the newly introduced Purchasing products of $.1 million during 1999. Excluding the impact of foreign exchange, D&B APCLA would have reported in 1999 an increase in Credit revenues of 8.0%, an increase in Marketing revenues of 3.4% and a decrease in RMS revenues of 10.4% in comparison with 1998. D&B APCLA reported an operating loss of $5.7 million in 1999, compared with a loss of $9.1 million in 1998. The decrease in operating losses in 1999 compared with 1998 is due to expense control initiatives and revenue improvements.

     Moody's revenues of $564.1 million in 1999 were up 13.8% from 1998 (excluding the 1998 results of FIS) due to gains in corporate bonds, structured ratings and commercial paper. Strong international volumes drove growth in corporate bonds. International issuance increased more than 50% over the prior year, principally due to the introduction of a common currency for the European Monetary Union, coupled with a significant increase in merger-related financing. Structured ratings revenue grew more than 20% led by strength in the asset-backed and derivatives markets in the U.S., Europe and Japan. In the short-term markets, the level of commercial paper outstanding increased 20% from a year ago. These revenue gains were partially offset by the effects of volume declines in the high yield and U.S. municipal markets versus their strong performances in 1998.

     Moody's operating income of $273.9 million in 1999 was up 22.6% from 1998, reflecting continued strong revenue growth partially offset by higher expenses. Expenses versus last year show increased analytic headcount (both U.S. and international) to support business growth. Analytic resources have been increased particularly in Europe and in the structured groups to meet strong market demands.

  Year Ended December 31, 1998, Compared with Year Ended December 31, 1997

     For the year ended December 31, 1998, the Company reported income from continuing operations of $246.4 million and earnings per share from continuing operations of $1.45 basic and $1.44 diluted. This compares with 1997 income from continuing operations of $219.0 million and earnings per share from continuing operations of $1.28 basic and $1.27 diluted. The Company's basic earnings per share for 1998 were $1.65 compared with $1.08 per share in 1997, including earnings per share from discontinued operations of $.20 and $.54 in 1998 and 1997, respectively. On a diluted basis, the Company's earnings per share in 1998 of $1.63 were up from the 1997 diluted earnings per share of $1.07, including diluted earnings per share from discontinued operations of $.19 and $.53 in 1998 and 1997, respectively. The 1998 results include reorganization costs associated with the 1998 Distribution of $28.0 million ($23.2 million after-tax, $.14 per share basic, $.13 per share diluted) and a gain of $9.6 million ($5.3 million after-tax, $.03 per share basic and diluted) on the sale of FIS. The 1997 results include a one-time, non-cash charge for the cumulative effect of accounting changes ($.74 per share basic, $.73 per share diluted), with respect to certain of the Company's revenue recognition methods.

     Operating revenues grew 6.8% to $1,934.5 million in 1998 from $1,811.0 million in 1997. Excluding the results of FIS, revenues increased 7.8%. Revenue growth for 1998 reflects significant growth at Moody's and strong growth at D&B U.S. offset by a decline at D&B APCLA. D&B Europe was essentially unchanged. Excluding the impact of foreign exchange, operating revenues for the Company grew 8.2% in 1998 from 1997.

     1998 operating expenses increased 16.7% to $568.2 million, largely attributable to increased Year 2000 spending, costs incurred by D&B Europe for new systems and technology, and costs associated with the introduction of new products and services. Selling and administrative expenses decreased slightly.

     Operating income in 1998 of $420.7 million increased 4.2% from $403.7 million in 1997. 1998 operating income included $28.0 million in reorganization costs incurred in conjunction with the 1998 Distribution. Excluding reorganization costs, operating income increased 11.1%. Operating income growth reflected strong growth at Moody's and D&B U.S.

     Non-operating expense-net of $20.9 million in 1998, primarily comprising interest income and expense, minority interest expense and other income (expense) -- net, decreased by $50.4 million compared with 1997. The sharp decrease was due to significantly lower interest expense and higher interest income, as 1998 debt levels were lower than 1997 levels (see further discussion in the Liquidity and Financial Position section).

     In 1998, the Company's effective tax rate from continuing operations was 38.4%, compared with 34.1% in 1997. This increase resulted from an increase in the estimated underlying effective tax rate to 36.8% and the non-deductibility of certain reorganization costs.

     Income from discontinued operations, net of income taxes, was $33.7 million in 1998 and $92.0 million in 1997. Discontinued operations represents six months of Donnelley operating results in 1998, compared with the full year of Donnelley operating results reported as discontinued operations in 1997. Donnelley's operating income was historically lower during the first half of the year.

     Segment Results

     D&B U.S. revenues were $902.5 million in 1998, up 8.4% from 1997, including increases in Credit of 3.5% to $599.3 million, Marketing of 18.5% to $214.3 million, Purchasing of 46.5% to $23.0 million and RMS of 15.8% to $65.9 million. The growth rates are largely attributable to the growth in revenues from Value-Added Products, which increased by 60.6% to $198.0 million from the prior year. D&B U.S. operating income was $269.9 million in 1998, up 6.7% from the prior year, driven by the higher revenues, partially offset by higher expenses incurred for selling, advertising, new product development and Year 2000 remediation.

     D&B Europe's 1998 revenues of $427.7 million were flat compared with 1997, due largely to the strengthening of the U.S. dollar. European Credit revenues decreased .8% to $312.9 million in 1998, while Marketing revenues increased 16.6% to $65.2 million in 1998, and RMS decreased 9.3% to $49.6 million in 1998. Excluding the impact of foreign exchange, D&B Europe would have reported a 3.8% increase in revenues in 1998, including an increase in Credit revenues of 2.7%, an increase in Marketing of 19.7% and a decrease in RMS of 6.3% from 1997. Increases in product usage were partially offset by price erosion resulting from the competitive environment in Europe. D&B Europe reported an operating loss of $4.2 million, reflecting the continued investments in new technology and systems in Europe and increased Year 2000 remediation costs.

     D&B APCLA reported a 5.5% decrease in operating revenues to $88.6 million in 1998 from $93.8 million in 1997, resulting from the negative impact of foreign exchange rates. In 1998, APCLA Credit revenues decreased 5.7% to $56.5 million, Marketing revenues decreased 24.6% to $15.3 million, and RMS revenues increased 23.5% to $16.8 million. Excluding the impact of foreign exchange, D&B APCLA would have reported a 5.9% increase in revenues in 1998, comprising a 4.1% increase in Credit, a 1.3% increase in Marketing and a 15.9% increase in RMS. D&B APCLA reported an operating loss of $9.1 million in 1998, compared with an operating loss of $6.3 million in 1997, due to lower reported operating revenues and higher expenses, including Year 2000 costs and employee-related costs in Asia.

     Moody's revenues (excluding the results of FIS) of $495.5 million in 1998 were up 17.1% from 1997, driven by gains in corporate and municipal bonds, structured ratings and commercial paper. Despite the market disruptions occurring during the second half of 1998, issuance of high-yield corporate and municipal bonds increased significantly when compared with 1997. Structured ratings revenues grew more than 40% in 1998 compared with 1997 fueled by strength in the mortgage-backed and derivative markets in the U.S. and Europe. Moody's operating income of $223.5 million in 1998 was up 20.4% from 1997, reflecting strong revenue growth.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently hedges foreign-currency-denominated transactions and expects to adopt SFAS No. 133 beginning January 1, 2001. The effect of adopting SFAS No. 133 is not expected to be material.

MARKET RISK SENSITIVE INSTRUMENTS

     The Company operates in 37 countries through wholly or with majority-owned entities and uses the capital markets to fund its operations. As such, the Company is exposed to market risk from changes in foreign exchange rates and interest rates, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuations in foreign currencies and interest rates, the Company currently uses forward foreign exchange contracts and in the past has used interest rate swap agreements. These derivative financial instruments are viewed by the Company as risk management tools that are entered into for hedging purposes only. The Company does not use derivative financial instruments for trading or speculative purposes.

     The Company also has investments in fixed-income marketable securities. Consequently, the Company is exposed to fluctuations in rates on these marketable securities. Market risk associated with investments in marketable securities is immaterial and has been excluded from the sensitivity discussions.

     A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in
Note 1 to the Company's consolidated financial statements, and further disclosure relating to financial instruments is included in Note 6 -- Financial Instruments with Off-Balance Sheet Risks. The following analysis presents the sensitivity of the fair value of the Company's market risk sensitive instruments to changes in market rates and prices.

  Interest Rate Risk

     The Company is exposed to market risk through its commercial paper program, in which it borrows at prevailing short-term commercial paper rates. At December 31, 1999, the Company had $124.7 million of short-term commercial paper outstanding with various maturities through February 2000, partially offset by short-term investments of $47.6 million. As such, the market risk is immaterial when calculated utilizing estimates of the termination value based upon a 10% increase or decrease in interest rates from their December 31, 1999, levels.

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

  Foreign Exchange Risk

     The Company's non-U.S. operations generated approximately 33% of total revenues in 1999. As of December 31, 1999, approximately 35% of the Company's assets were located outside the U.S., and no single country had a significant concentration of cash.

     The Company follows a policy of hedging substantially all cross-border intercompany transactions denominated in a currency other than the functional currency applicable to each of its various subsidiaries. The Company only uses forward foreign exchange contracts to implement its hedging strategy. Typically, these contracts have maturities of six months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the Euro and the Swedish krona.

     The fair value of foreign currency risk is calculated by using estimates of the cost of closing out all outstanding forward foreign exchange contracts, given a 10% increase or decrease in forward rates from their December 31, 1999, levels. At December 31, 1999, the Company had approximately $138 million in forward foreign exchange contracts outstanding, with various expiration dates through March 2000 (see Note 6 -- Financial Instruments with Off-Balance Sheet Risks). At December 31, 1999, net unrealized gains related to the Company's forward contracts were $.6 million. If forward rates were to increase by 10% from December 31, 1999, levels, the unrealized loss on these contracts would be $6.7 million. If forward rates were to decrease by 10% from December 31, 1999, levels, the unrealized gain on these contracts would be $7.9 million. However, the estimated potential gain or loss on forward contracts is expected to be offset by changes in the dollar value of underlying transactions. Therefore, the net impact of a 10% movement in foreign exchange rates would be immaterial.

LIQUIDITY AND FINANCIAL POSITION

     The Company generates sufficient cash flow from its business operations to fund its operating needs, service debt and pay dividends. The Company accesses the commercial paper market from time to time to fund working capital needs and share repurchases. Such borrowings have been supported by the Company's bank credit facilities.

     On December 15, 1999, the Company announced that it will pursue the separation of Moody's and the D&B operating company into two independent, publicly traded companies. On February 16, 2000, the Company announced that the separation would be accomplished by spinning off, through a tax-free distribution to shareholders (the "2000 Distribution"), a subsidiary corporation comprising the business of the D&B operating company. The 2000 Distribution is subject to final approval by the Company's Board of Directors and obtaining a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the distribution. After the 2000 Distribution, the business of the Company will consist entirely of the business conducted by Moody's, and the D&B operating company business will comprise the business of a new publicly traded company that will succeed to the name "The Dun & Bradstreet Corporation." The Company expects to complete the 2000 Distribution by the end of the third quarter of 2000.

     Although the capital structures of the two independent companies have not been finalized, it is expected that operating cash flows, supplemented as needed with financing arrangements, will be sufficient to meet the needs of the two companies in the future.

     At December 31, 1999, cash and cash equivalents totaled $113.2 million, an increase from $90.6 million in 1998. During 1999, the Company's share repurchase program, discussed below, and commercial paper borrowings needed to support the repurchase program affected cash flows. In 1998, cash and cash equivalents were affected by the assumption of $500 million of debt by Donnelley in connection with the separation (see further details below) offset by the paydown of short-term borrowings outstanding at the time of the 1998 Distribution of $287.1 million and funds used to begin the share repurchase program.

     Operating activities generated net cash of $344.7 million in 1999 compared with $325.5 million from continuing operations in 1998. Moody's cash flows from operations remain strong consistent with its operating results. D&B U.S.'s operating cash flows have improved in 1999, as the change to the new business model implemented effective January 1, 1998 (whereby customers have the option of purchasing Credit products and services on a monthly or annual contract plan), is no longer negatively affecting cash flows. Higher payments made in 1999 for income taxes partially offset these increases in operating cash flows. Operating activities of discontinued operations generated $16.7 million in 1998.

     Net cash used in investing activities totaled $110.1 million in 1999, compared with $104.7 million in 1998. 1998 cash flows used in investing activities included proceeds from the sale of FIS of $26.5 million and cash used in investing activities of discontinued operations of $3.1 million. In 1999, spending for capital expenditures, computer software and other intangibles by continuing operations totaled $122.8 million, compared with $147.1 million in 1998, due to higher expenditures in the prior year for certain back office systems that were implemented in 1999. Currently, the Company has no material commitments for capital expenditures.

     Net cash used in financing activities was $211.7 million during 1999 compared with $227.3 million in 1998. Payments of dividends accounted for $120.1 million in 1999 compared with $137.4 million in 1998, due to the decrease in dividends after the 1998 Distribution. The Company's share repurchase program and commercial paper borrowings discussed below also affected the net cash used in financing activities.

     During 1999, the Company completed its special stock repurchase program, authorized by the Board of Directors in June 1998, by purchasing 4.2 million shares for $150.0 million. During 1999, the Company also repurchased 2.6 million shares for $87.9 million to offset awards made under stock incentive plans and in connection with the Company's Employee Stock Purchase Plan. In comparison, during 1998, the Company repurchased 5.7 million shares for a total of $150.0 million under the special stock repurchase program and purchased 2.3 million shares to offset awards made under stock incentive plans for a total of $70.2 million. Proceeds received in connection with the Company's stock incentive plans were $48.4 million in 1999 compared with $41.0 million in 1998.

     In June 1999, the Company renewed its $300 million 364-day revolving credit facility. The Company has an additional $300 million facility maturing in June 2003. Under these facilities, the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under these facilities since they were established in June 1998. The Company had commercial paper borrowings of $124.7 million and $35.9 million at December 31, 1999 and 1998, respectively.

     The Company intends to replace its existing revolving credit facilities with new facilities for each of the new companies prior to the 2000 Distribution and replace its commercial paper program with a new program for the new Dun & Bradstreet Corporation.

     In connection with the 1998 Distribution, during June 1998, R.H. Donnelley Inc. borrowed $500 million, which was used to repay existing indebtedness (commercial paper and other short-term borrowings) of Old D&B in the amount of $287.1 million at the time of the 1998 Distribution. The Company used the excess proceeds for general corporate purposes, including the payment of reorganization costs. The $500 million of debt became an obligation of Donnelley upon the 1998 Distribution.

     In connection with the 1998 Distribution and repayment of indebtedness, Old D&B canceled all of its interest rate swap agreements and recorded into income the previously unrecognized fair value loss at the time of termination. At the time of the cancellation, the fair value of the interest rate swaps was a loss of $12.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) had been recognized in income relating to swaps that did not qualify for settlement accounting. The previously unrecognized loss of $8.9 million was recorded during the second quarter of 1998 and included in reorganization costs.

     On April 1, 1997, Old D&B raised $300 million of minority interest financing involving a third-party investor. Funds raised by this financing were used to repay outstanding short-term debt. Also during 1997, Old D&B reentered the commercial paper market and used the proceeds to repay additional amounts outstanding under its short-term debt facility. The Company maintained the financing following the 1998 Distribution. At

December 31, 1999 and 1998, the Company had $300 million of minority interest financing. Under the terms of the financing, the third-party investor has a right to take steps that would result in termination of the financing during or after December 2000. Furthermore, the third-party investor would also have the right to terminate the financing within 60 days after the 2000 Distribution if the third-party investor has not consented to the 2000 Distribution. The Company intends to replace the minority interest financing with new financing prior to any such termination.

     The Internal Revenue Service (IRS) is continuing its review of the Company's utilization of certain capital losses generated during 1989 and 1990. The Company believes that the total cash obligation to the IRS in respect of this matter is approximately $550 million for taxes and accrued interest as of December 31, 1999. Pursuant to a series of agreements, IMS Health Incorporated and Nielsen Media Research, Inc. are jointly and severally liable to pay one-half, and the Company the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million. The Company's share of the taxes and accrued interest in respect to this matter is approximately $345 million as of December 31, 1999, of which $183 million represents tax-deductable interest. The Company expects that an assessment will be issued from the IRS during the second quarter of 2000. At that time, the Company will consider its options, which include satisfying its obligation to the IRS for its share of the liability. The funds that would be needed to make such a payment are expected to come from external borrowings.

YEAR 2000

     The Company's systems worldwide made a smooth transition to the Year 2000 and are operating in a business-as-usual capacity.

     The Company initiated an extensive Year 2000 preparation program in 1996, when it began actively addressing the information-technology-related components of the Year 2000 issue. The program focused on the Company's products and services (including its databases, software that manipulates these databases and software provided to customers); billing, ordering and tracking systems; technical infrastructure (such as LANs, WANs, voice and e-mail systems and Web sites); desktop computers; suppliers; business operation support systems (such as payroll) and facilities and equipment. The Company's proactive preparations were substantially completed as of September 30, 1999.

     Pursuant to the Company's detailed contingency and rollover plans, the Company completed backups of systems on December 30 and 31, 1999. Critical systems, including customer access and communication infrastructure, were put through a series of carefully orchestrated tests during the rollover weekend to simulate customer usage. No significant issues arose, and a monitoring and rapid response program remains in place in the event of any future issues. These business recovery plans are expected to be effective in addressing technology-related issues going forward.

     External and internal costs associated with modifying software for Year 2000 readiness were expensed as incurred and were funded through operating cash flow. The Company believes no major issues will occur in the future; therefore, the Company does not expect to incur significant further costs. The aggregate cost of the Company's Year 2000 program was approximately $78 million. Through December 31, 1999, the Company had incurred approximately $76 million ($11 million in 1997, $43 million in 1998 and $22 million in 1999) and expects to incur $2 million in 2000. These figures do not include the costs of software and systems that were replaced or upgraded in the normal course of business.

NEW EUROPEAN CURRENCY

     On January 1, 1999, 11 of the countries in the European Union began a three-year transition to the euro to replace the national currency of each participating country. The Company intends to phase in its transition to the euro over the next two years. The Company has established a task force to address issues related to the euro. The Company believes that the euro conversion may have a material impact on its operations and financial condition if it fails to successfully address such issues. The task force has prepared a project plan and is proceeding with the implementation of that plan.

     The Company's project plan includes the following: ensuring that the Company's information technology systems that process data for inclusion in the Company's products and services can appropriately handle amounts denominated in euro contained in data provided to the Company by third-party data suppliers; modification of the Company's products and services to deal with euro-related issues; and modification of the Company's internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. The Company does not believe that the cost of such modifications will have a material effect on the Company's results of operations or financial condition. There is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the euro may have competitive implications for the Company's pricing and marketing strategies, that could be material in nature; however, any such impact is not known at this time.

DIVIDENDS

     The Company paid a quarterly dividend of $.185 per share during 1999 and for the third and fourth quarters of 1998. Old D&B paid quarterly dividends of $.22 per share during the first half of 1998, resulting in a full-year dividend per share paid of $.74 and $.81 for 1999 and 1998, respectively.

COMMON STOCK INFORMATION

     The Company's common stock (symbol DNB) is listed on the New York Stock Exchange. The number of shareholders of record was 9,202 at December 31, 1999.

     The following table summarizes price and cash dividend information for Old D&B's and the Company's common stock as reported in the periods shown. The first-quarter 1998 and 1999 dividend declarations were made in the fourth quarters of 1997 and 1998, respectively, although the record and payment dates are both in the ensuing first quarters.

                             PRICE PER SHARE ($)               DIVIDENDS           DIVIDENDS
                       --------------------------------         DECLARED              PAID
                           1999               1998           PER SHARE ($)       PER SHARE ($)
                       -------------      -------------      --------------      --------------
                       HIGH      LOW      HIGH      LOW      1999      1998      1999      1998
                       ----      ---      ----      ---      ----      ----      ----      ----
First Quarter........   37       29 5/16   35 3/16  30 1/2   .185      --        .185      .22
Second Quarter.......   40       33 1/8    36 11/16 32 3/8   .185      .22       .185      .22
Third Quarter........   37 13/16 23 3/8    34 7/16  21 3/4   .185      .185      .185      .185
Fourth Quarter.......   31       25 11/16  31 13/16 22 29/32 .185      .37       .185      .185
                        --       --        --       --       ----      ----      ----      ----
Year.................   40       23 3/8    36 11/16 21 3/4   .74       .775      .74       .81
                        ==       ==        ==       ==       ====      ====      ====      ====

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "anticipate," "should," "aims," "intends," "planned," "estimated," "potential," "target" and "goal," among others. All such forward-looking statements are based on the Company's reasonable expectations at the time they are made. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include: (1) complexity and uncertainty regarding the development of new high-technology products; (2) possible loss of market share through competition;
(3) introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the business information and risk management industries and markets; (6) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (7) the Company's ability to complete the implementation of its euro plans on a timely basis and the competitive implications that the conversion to the euro may have on the Company's pricing and marketing strategies; (8) the possible loss of key employees to investment or commercial banks, or elsewhere; (9) fluctuations in foreign currency exchange rates; (10) changes in the interest rate environment; (11) the outcome of the IRS's review of the Company's utilization of capital losses described above under the Liquidity and Financial Position section and the associated cash flow implications; (12) the ability to complete pending restructurings at the D&B operating company in a timely fashion at forecasted costs without adverse effects on operations; and (13) the ability to implement the 2000 Distribution on a timely basis without adverse impact on the conduct of the Company's business.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information in response to this Item is set forth under the caption "Market Risk Sensitive Instruments" in Part II, Item 7 on Pages 24-25 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE(S)
                                                              -------
Report of Independent Accountants...........................      30
Statement of Management Responsibility for Financial
  Statements................................................      31
CONSOLIDATED FINANCIAL STATEMENTS
  At December 31, 1999 and 1998:
  Consolidated Balance Sheets...............................      33
  For the years ended December 31, 1999, 1998 and 1997:
  Consolidated Statements of Operations.....................      32
  Consolidated Statements of Cash Flows.....................      34
  Consolidated Statements of Shareholders' Equity...........      35
  Notes to Consolidated Financial Statements................   36-58

SCHEDULES

     Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of The Dun & Bradstreet
Corporation:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, the Company changed certain revenue recognition accounting policies in 1997.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 2, 2000, except as to Note 16
  which is as of February 16, 2000.

        STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of The Dun & Bradstreet Corporation:

     Management has prepared and is responsible for the consolidated financial statements and related information that appear in Items 6 and 7 and on pages 32-58 of this Form 10-K. The consolidated financial statements, which include amounts based on the estimates of management, have been prepared in conformity with accounting principles generally accepted in the United States. Other financial information in this Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

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

     The Board of Directors, through its Audit Committee, consisting solely of outside directors of the Company, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. PricewaterhouseCoopers LLP and the internal auditors each have full and free access to the Audit Committee and meet with it regularly, with and without management.

                                          /s/ CLIFFORD L. ALEXANDER, JR.
                                          --------------------------------------
                                          Clifford L. Alexander, Jr.
                                          Chairman and Chief Executive Officer

                                          /s/ CHESTER J. GEVEDA, JR.
                                          --------------------------------------
                                          Chester J. Geveda, Jr.
                                          Vice President and Controller and
                                          Acting Chief Financial Officer

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                           1999               1998               1997
                                                      ---------------    ---------------    ---------------
                                                       (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
OPERATING REVENUES..................................    $   1,971.8        $   1,934.5        $   1,811.0
                                                        -----------        -----------        -----------
Operating Expenses..................................          559.5              568.2              487.0
Selling and Administrative Expenses.................          791.3              776.0              788.4
Depreciation and Amortization.......................          140.9              141.6              131.9
Restructuring Expense...............................           41.2                 --                 --
Reorganization Costs................................             --               28.0                 --
                                                        -----------        -----------        -----------
OPERATING INCOME....................................          438.9              420.7              403.7
                                                        -----------        -----------        -----------
Interest Income.....................................            3.0                6.4                1.8
Interest Expense....................................           (5.0)             (12.1)             (53.4)
Minority Interest Expense...........................          (22.4)             (22.5)             (16.9)
Other Income (Expense) -- Net.......................           20.4                7.3               (2.8)
                                                        -----------        -----------        -----------
Non-Operating Expense -- Net........................           (4.0)             (20.9)             (71.3)
                                                        -----------        -----------        -----------
Income from Continuing Operations before Provision
  for Income Taxes..................................          434.9              399.8              332.4
Provision for Income Taxes..........................          178.9              153.4              113.4
                                                        -----------        -----------        -----------
Income from Continuing Operations...................          256.0              246.4              219.0
Income from Discontinued Operations, Net of Income
  Taxes of $22.5 and $52.2 for 1998 and 1997,
  respectively......................................             --               33.7               92.0
                                                        -----------        -----------        -----------
Income before Cumulative Effect of Accounting
  Changes...........................................          256.0              280.1              311.0
Cumulative Effect of Accounting Changes, Net of
  Income Tax Benefit of $87.7.......................             --                 --             (127.0)
                                                        -----------        -----------        -----------
NET INCOME..........................................    $     256.0        $     280.1        $     184.0
                                                        ===========        ===========        ===========
BASIC EARNINGS PER SHARE OF COMMON STOCK:
Continuing Operations...............................    $      1.58        $      1.45        $      1.28
Discontinued Operations.............................             --                .20                .54
                                                        -----------        -----------        -----------
Before Cumulative Effect of Accounting Changes......           1.58               1.65               1.82
Cumulative Effect of Accounting Changes, Net of
  Income Tax Benefit................................             --                 --               (.74)
                                                        -----------        -----------        -----------
BASIC EARNINGS PER SHARE OF COMMON STOCK............    $      1.58        $      1.65        $      1.08
                                                        ===========        ===========        ===========
DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Continuing Operations...............................    $      1.56        $      1.44        $      1.27
Discontinued Operations.............................             --                .19                .53
                                                        -----------        -----------        -----------
Before Cumulative Effect of Accounting Changes......           1.56               1.63               1.80
Cumulative Effect of Accounting Changes, Net of
  Income Tax Benefit................................             --                 --               (.73)
                                                        -----------        -----------        -----------
DILUTED EARNINGS PER SHARE OF COMMON STOCK..........    $      1.56        $      1.63        $      1.07
                                                        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING --
  BASIC.............................................    162,253,000        169,492,000        170,765,000
                                                        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING --
  DILUTED...........................................    164,284,000        171,703,000        172,552,000
                                                        ===========        ===========        ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                 1999             1998
                                                              -----------      -----------
                                                              (DOLLAR AMOUNTS IN MILLIONS,
                                                                 EXCEPT PER SHARE DATA)
                                          ASSETS
CURRENT ASSETS
Cash and Cash Equivalents...................................   $  113.2         $   90.6
Accounts Receivable--Net of Allowance of $38.0 in 1999 and
  $39.0 in 1998.............................................      454.4            445.2
Other Current Assets........................................      217.4            228.2
                                                               --------         --------
     Total Current Assets...................................      785.0            764.0
                                                               --------         --------
NON-CURRENT ASSETS
Property, Plant and Equipment, Net..........................      280.0            298.3
Prepaid Pension Costs.......................................      266.9            224.3
Computer Software, Net......................................      156.2            148.6
Goodwill, Net...............................................      167.5            191.8
Other Non-Current Assets....................................      130.1            162.2
                                                               --------         --------
     Total Non-Current Assets...............................    1,000.7          1,025.2
                                                               --------         --------
TOTAL ASSETS................................................   $1,785.7         $1,789.2
                                                               ========         ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes Payable...............................................   $  127.3         $   36.9
Accrued Income Taxes........................................      349.1            326.3
Other Accrued and Current Liabilities.......................      486.9            529.9
Unearned Subscription Income................................      451.5            459.6
                                                               --------         --------
     Total Current Liabilities..............................    1,414.8          1,352.7
                                                               --------         --------
PENSION AND POSTRETIREMENT BENEFITS.........................      368.0            372.7
OTHER NON-CURRENT LIABILITIES...............................      117.6            133.1
CONTINGENCIES (NOTE 14)
MINORITY INTEREST...........................................      301.9            301.7
SHAREHOLDERS' EQUITY
Preferred Stock, authorized -- 10,000,000 shares; $.01 par
  value per share -- outstanding -- none
Series Common Stock, authorized -- 10,000,000 shares; $.01
  par value per share -- outstanding -- none
Common Stock, authorized -- 400,000,000 shares; $.01 par
  value per share -- 1999 and 1998, issued -- 171,451,136
  shares....................................................        1.7              1.7
Capital Surplus.............................................      237.3            251.1
Retained Earnings...........................................     (105.9)          (240.9)
Treasury Stock, at cost, 10,627,327 and 6,396,924 shares for
  1999 and 1998, respectively...............................     (330.2)          (168.1)
Cumulative Translation Adjustment...........................     (181.1)          (170.2)
Minimum Pension Liability...................................      (38.4)           (44.6)
                                                               --------         --------
TOTAL SHAREHOLDERS' EQUITY..................................     (416.6)          (371.0)
                                                               --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $1,785.7         $1,789.2
                                                               ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999      1998       1997
                                                              -------   -------   ---------
                                                              (DOLLAR AMOUNTS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $ 256.0   $ 280.1   $   184.0
Less:
  Income from Discontinued Operations.......................       --      33.7        92.0
                                                              -------   -------   ---------
Income from Continuing Operations...........................    256.0     246.4        92.0
Reconciliation of Net Income to Net Cash Provided by
  Operating Activities:
  Cumulative Effect of Accounting Changes, Net of Income Tax
    Benefit.................................................       --        --       127.0
  Depreciation and Amortization.............................    140.9     141.6       131.9
  Gains from Sale of Business, Net of Income Taxes..........     (7.5)     (5.3)         --
  (Increase) Decrease in Notes Receivable...................     (7.5)      2.9        47.5
  Restructuring Expense.....................................     41.2        --          --
  Restructuring Payments....................................     (2.6)       --          --
  Postemployment Benefit Payments...........................    (14.8)    (16.3)      (30.6)
  Net (Increase) Decrease in Accounts Receivable............    (19.3)      5.0       (33.8)
  Deferred Income Taxes.....................................     24.5     (49.2)        7.0
  Accrued Income Taxes......................................     22.8     317.8       (38.7)
  (Decrease) Increase in Long-Term Liabilities..............    (14.9)   (213.3)       38.7
  Increase in Other Long-Term Assets........................    (39.5)    (18.9)         --
  Net (Increase) Decrease in Other Working Capital Items....    (43.9)   (100.1)       84.3
  Other.....................................................      9.3      14.9       (45.3)
                                                              -------   -------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Continuing Operations.....................................    344.7     325.5       380.0
  Discontinued Operations...................................       --      16.7       120.4
                                                              -------   -------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    344.7     342.2       500.4
                                                              -------   -------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Marketable Securities................     22.5      50.9        27.2
Payments for Marketable Securities..........................    (21.8)    (50.4)      (27.1)
Proceeds from Sale of Business..............................       --      26.5          --
Capital Expenditures........................................    (44.1)    (55.4)      (50.3)
Additions to Computer Software and Other Intangibles........    (78.7)    (91.7)      (78.8)
Net Cash (Used in) Provided by Investing Activities of
  Discontinued Operations...................................       --      (3.1)      105.7
Other.......................................................     12.0      18.5         7.4
                                                              -------   -------   ---------
NET CASH USED IN INVESTING ACTIVITIES.......................   (110.1)   (104.7)      (15.9)
                                                              -------   -------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Dividends........................................   (120.1)   (137.4)     (150.6)
Payments for Purchase of Treasury Shares....................   (237.9)   (220.2)      (60.1)
Net Proceeds from Stock Plans...............................     48.4      41.0        40.8
Increase (Decrease) in Commercial Paper Borrowings..........     88.8    (385.7)      421.6
Increase in Minority Interest...............................       --        --       300.0
Increase (Decrease) in Other Short-Term Borrowings..........      1.6     (28.9)   (1,090.6)
Proceeds from Debt Assumed by R.H. Donnelley................       --     500.0          --
Other.......................................................      7.5       3.9         9.2
                                                              -------   -------   ---------
NET CASH USED IN FINANCING ACTIVITIES.......................   (211.7)   (227.3)     (529.7)
                                                              -------   -------   ---------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................      (.3)     (1.4)        (.8)
                                                              -------   -------   ---------
Increase (Decrease) in Cash and Cash Equivalents............     22.6       8.8       (46.0)
Cash and Cash Equivalents, Beginning of Year................     90.6      81.8       127.8
                                                              -------   -------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 113.2   $  90.6   $    81.8
                                                              =======   =======   =========

   The accompanying notes are an integral part of the consolidated financial statements.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         THREE YEARS ENDED DECEMBER 31, 1999
                                             -----------------------------------------------------------
                                                COMMON
                                                STOCK                                        CUMULATIVE
                                             ($1 AND $.01   CAPITAL   RETAINED   TREASURY    TRANSLATION
                                              PAR VALUE)    SURPLUS   EARNINGS     STOCK     ADJUSTMENT
                                             ------------   -------   --------   ---------   -----------
                                                 (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE, JANUARY 1, 1997...................     $188.4      $ 72.6    $ 456.7    $(1,019.7)    $(153.3)
Net Income.................................                             184.0
Dividends Declared ($1.10 per share).......                            (188.1)
Adjustment to Stock Dividend to
  Shareholders of Cognizant and
  ACNielsen................................                             (11.3)
Treasury Shares Reissued Under Stock
  Options, Deferred and Other Compensation
  Plans (2,010,091)........................                    7.6      (72.4)       115.6
Treasury Shares Reissued Under Restricted
  Stock Plan (20,884)......................                                             .2
Treasury Shares Acquired (2,271,851).......                                          (60.1)
Change in Cumulative Translation
  Adjustment...............................                                                       (9.3)
Change in Minimum Pension Liability........
Unrealized Losses on Investments...........                              (1.2)
                                                ------      ------    -------    ---------     -------
Total Comprehensive Income.................
BALANCE, DECEMBER 31, 1997.................      188.4        80.2      367.7       (964.0)     (162.6)
                                                ------      ------    -------    ---------     -------
Dollar Par Common Stock:
Treasury Shares Reissued Under Stock
  Options, Deferred and Other Compensation
  Plans (1,514,773)........................                             (52.6)        85.3
Treasury Shares Acquired (790,800).........                                          (27.2)
Stock Dividend to Shareholders of R.H.
  Donnelley................................                             183.5
Adjustment to Penny Par Value..............     (169.6)      169.6
Recapitalization...........................      (17.1)         .5     (889.3)       905.9
Net Income.................................                             280.1
Dividends Declared ($.775 per share).......                            (130.4)
Penny Par Common Stock:
Treasury Shares Reissued Under Stock
  Options, Deferred and Other Compensation
  Plans (837,232)..........................                   (1.3)                   24.3
Treasury Shares Earned Under Restricted
  Stock Plan (5,595).......................                                             .6
Treasury Shares Acquired (7,239,751).......                                         (193.0)
Common Shares Issued Under Stock Options
  and Restricted Stock Plan (159,819)......                    2.1
Change in Cumulative Translation
  Adjustment...............................                                                       (7.6)
Change in Minimum Pension Liability........
Unrealized Gains on Investments............                                .1
                                                ------      ------    -------    ---------     -------
Total Comprehensive Income.................
BALANCE, DECEMBER 31, 1998.................        1.7       251.1     (240.9)      (168.1)     (170.2)
                                                ------      ------    -------    ---------     -------
Net Income.................................                             256.0
Dividends Declared ($.74 per share)........                            (119.3)
Treasury Shares Reissued Under Stock
  Options, Deferred and Other Compensation
  Plans and Restricted Stock Plan
  (2,420,300)..............................                  (13.8)        .3         71.0
Treasury Shares Reissued Under Employee
  Stock Purchase Plan (153,097)............                               (.6)         4.8
Treasury Shares Acquired (6,803,800).......                                         (237.9)
Change in Cumulative Translation
  Adjustment...............................                                                      (10.9)
Change in Minimum Pension Liability........
Unrealized Losses on Investments...........                              (1.4)
                                                ------      ------    -------    ---------     -------
Total Comprehensive Income.................
BALANCE, DECEMBER 31, 1999.................     $  1.7      $237.3    $(105.9)   $  (330.2)    $(181.1)
                                                ======      ======    =======    =========     =======

                                                THREE YEARS ENDED DECEMBER 31, 1999
                                             -----------------------------------------

                                              MINIMUM        TOTAL
                                              PENSION    SHAREHOLDERS'   COMPREHENSIVE
                                             LIABILITY      EQUITY          INCOME
                                             ---------   -------------   -------------
                                             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE, JANUARY 1, 1997...................    $   --       $(455.3)
Net Income.................................                   184.0         $184.0
Dividends Declared ($1.10 per share).......                  (188.1)
Adjustment to Stock Dividend to
  Shareholders of Cognizant and
  ACNielsen................................                   (11.3)
Treasury Shares Reissued Under Stock
  Options, Deferred and Other Compensation
  Plans (2,010,091)........................                    50.8
Treasury Shares Reissued Under Restricted
  Stock Plan (20,884)......................                      .2
Treasury Shares Acquired (2,271,851).......                   (60.1)
Change in Cumulative Translation
  Adjustment...............................                    (9.3)          (9.3)
Change in Minimum Pension Liability........     (37.4)        (37.4)         (37.4)
Unrealized Losses on Investments...........                    (1.2)          (1.2)
                                               ------       -------         ------
Total Comprehensive Income.................                                 $136.1
BALANCE, DECEMBER 31, 1997.................     (37.4)       (527.7)
                                               ------       -------         ------
Dollar Par Common Stock:
Treasury Shares Reissued Under Stock
  Options, Deferred and Other Compensation
  Plans (1,514,773)........................                    32.7
Treasury Shares Acquired (790,800).........                   (27.2)
Stock Dividend to Shareholders of R.H.
  Donnelley................................                   183.5
Adjustment to Penny Par Value..............                      --
Recapitalization...........................                      --
Net Income.................................                   280.1         $280.1
Dividends Declared ($.775 per share).......                  (130.4)
Penny Par Common Stock:
Treasury Shares Reissued Under Stock
  Options, Deferred and Other Compensation
  Plans (837,232)..........................                    23.0
Treasury Shares Earned Under Restricted
  Stock Plan (5,595).......................                      .6
Treasury Shares Acquired (7,239,751).......                  (193.0)
Common Shares Issued Under Stock Options
  and Restricted Stock Plan (159,819)......                     2.1
Change in Cumulative Translation
  Adjustment...............................                    (7.6)          (7.6)
Change in Minimum Pension Liability........      (7.2)         (7.2)          (7.2)
Unrealized Gains on Investments............                      .1             .1
                                               ------       -------         ------
Total Comprehensive Income.................                                 $265.4
BALANCE, DECEMBER 31, 1998.................     (44.6)       (371.0)
                                               ------       -------         ------
Net Income.................................                   256.0         $256.0
Dividends Declared ($.74 per share)........                  (119.3)
Treasury Shares Reissued Under Stock
  Options, Deferred and Other Compensation
  Plans and Restricted Stock Plan
  (2,420,300)..............................                    57.5
Treasury Shares Reissued Under Employee
  Stock Purchase Plan (153,097)............                     4.2
Treasury Shares Acquired (6,803,800).......                  (237.9)
Change in Cumulative Translation
  Adjustment...............................                   (10.9)         (10.9)
Change in Minimum Pension Liability........       6.2           6.2            6.2
Unrealized Losses on Investments...........                    (1.4)          (1.4)
                                               ------       -------         ------
Total Comprehensive Income.................                                 $249.9
BALANCE, DECEMBER 31, 1999.................    $(38.4)      $(416.6)
                                               ======       =======         ======

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

     As discussed more thoroughly in Note 2, R.H. Donnelley Corporation is presented as discontinued operations.

     CASH EQUIVALENTS. Marketable securities that mature within 90 days of purchase date are considered cash equivalents and are stated at cost, which approximates fair value.

     MARKETABLE SECURITIES. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities at December 31, 1999 and 1998, are classified as "available for sale" and are reported at fair value, with net unrealized gains and losses reported in shareholders' equity.

     The fair value of current and non-current marketable securities was estimated based on quoted market prices. Realized gains and losses on marketable securities are determined on the specific identification method.

     The Company's marketable securities, $45.4 million and $49.7 million at December 31, 1999 and 1998, respectively, consisted primarily of debt securities of the U.S. Government and its agencies.

     PROPERTY, PLANT AND EQUIPMENT. Buildings, machinery and equipment are depreciated principally using the straight-line method over a period of three to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

     COMPUTER SOFTWARE, GOODWILL AND INTANGIBLE ASSETS. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. In addition, certain computer software costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," and are reported at the lower of unamortized cost or net realizable value. Costs incurred in connection with business process reengineering are expensed as incurred.

     Other intangibles result from acquisitions and database enhancements. Computer software and other intangibles are being amortized, using the straight-line method, over three to five years and three to 15 years, respectively. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired and is amortized on a straight-line basis over five to 40 years.

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

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

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

     REVENUE RECOGNITION. The Company recognizes revenue as services are performed, information is delivered and products and services are used by its customers. Amounts billed for service and subscriptions are credited to unearned subscription income and reflected in operating revenues as used over the subscription term, which is generally one year.

     ACCOUNTING CHANGES. Effective January 1, 1997, the Company changed its revenue recognition method for its Credit Information Services business to recognize revenue as products and services are used by its customers. Previously, the Company recognized revenue ratably over the contract period. This change is consistent with the Company's change in focus from a sales contract basis to a product usage basis. Additionally, the Company changed its revenue recognition method for its Moody's Investors Service ("Moody's") business to recognize revenue over the service period from previously recognizing revenue and costs at the time of billing. In the opinion of management, these accounting changes bring revenue recognition methods more in line with the economics of the business and provide a better measure of operating results.

     In accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes," the cumulative effect of changing the accounting for certain of the Company's revenue recognition policies resulted in a pre-tax non-cash charge of $214.7 million ($127.0 million after-tax or $.74 per share basic, $.73 per share diluted).

     FOREIGN CURRENCY TRANSLATION. For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For these countries, currency translation adjustments are accumulated in a separate component of shareholders' equity, whereas realized transaction gains and losses are recognized in other income (expense) -- net. For operations in countries that are considered to be highly inflationary, where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are translated using end-of-year exchange rates, and nonmonetary accounts are translated using historical exchange rates. Translation and transaction gains of $.1 million, $1.0 million and $.9 million in 1999, 1998 and 1997, respectively, are recognized in other income (expense) -- net.

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

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

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

     ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Estimates are used in the determination of allowances for doubtful accounts, employee benefits plans, taxes and contingencies, and depreciation rates for property, plant and equipment, computer software, goodwill and other capitalized costs, among others.

     RECLASSIFICATIONS. As discussed in Note 2, the consolidated financial statements have been reclassified to identify separately the results of operations and cash flows of the Company's discontinued operations. In addition, certain prior-year amounts have been reclassified to conform to the 1999 presentation.

NOTE 2 REORGANIZATION AND DISCONTINUED OPERATIONS

     Pursuant to APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations, the companies that constituted the Company's Directory Information Services business segment as a result of the 1998 Distribution.

     On June 30, 1998, the company then known as The Dun & Bradstreet Corporation ("Old D&B") separated into two publicly traded companies -- The New Dun & Bradstreet Corporation ("New D&B" or the "Company") and R.H. Donnelley Corporation. The separation (the "1998 Distribution") of the two companies was accomplished through a tax-free dividend by Old D&B of the Company, which was a new entity comprising Moody's and the Dun & Bradstreet operating company ("D&B"). The new entity is now known as "The Dun & Bradstreet Corporation," and the continuing entity (i.e., Old D&B), consisting of R.H. Donnelley Inc., the operating company, and the DonTech partnership, changed its name to R.H. Donnelley Corporation ("Donnelley"). Due to the relative significance of the new entity, the transaction has been accounted for as a reverse spin-off and, as such, Moody's and D&B have been classified as continuing operations, and Donnelley and DonTech have been classified as discontinued operations. On June 3, 1998, following receipt of a ruling from the Internal Revenue Service ("IRS") that the transaction would be tax-free to Old D&B and its U.S. shareholders, the Board of Directors of Old D&B declared a dividend distribution to shareholders of record on June 17, 1998, consisting of one share of New D&B for each share of Old D&B common stock held as of the record date. The 1998 Distribution was effected on June 30, 1998, and resulted in an increase to shareholders' equity of $188.5 million. During the fourth quarter of 1998, adjustments to the dividend of $5.0 million were recorded, primarily as a result of employee benefits plan revisions.

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

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     The net operating results of the Directory Information Services segment have been reported in the caption "Income from Discontinued Operations" in the consolidated statements of operations. Summarized operating results for the Directory Information Services segment for the years ended December 31 were as follows:

                                                               1998      1997
                                                              ------    ------
Operating revenues..........................................  $107.8    $343.4
Income before provision for income taxes....................    56.2     144.2
Net income..................................................    33.7      92.0

NOTE 3 RESTRUCTURING

     During the fourth quarter of 1999, the Company recorded a restructuring charge of $41.2 million, or $27.9 million on an after-tax basis. The restructuring includes: (1) office consolidations and organization changes in both Europe and other international locations and improvements in sales and data collection operations in Europe; (2) realigning and streamlining the Company's global technology organization and outsourcing certain software and product development to resources outside the United States and Europe and (3) migrating data collection in the U.S. to telephonic data collection and closing 15 U.S. field data collection offices.

     The restructuring charge includes $32.7 million related to severance costs in connection with the termination of approximately 700 associates, including two former corporate executives. The severance costs were determined based on the amounts that will be paid pursuant to the Company's policies and certain foreign governmental regulations. The balance of the charge relates to the write-off of certain assets made obsolete or redundant and abandoned by the restructuring and leasehold termination obligations arising from office closures. The Company anticipates completion of the restructuring in fiscal 2000. The components of the restructuring charge are summarized in the table below:

                               D&B U.S.    D&B EUROPE    D&B APCLA    CORPORATE    TOTAL
                               --------    ----------    ---------    ---------    -----
Severance costs..............   $15.2        $12.2         $1.6         $3.7       $32.7
Assets written off...........     3.5           .4           --           --         3.9
Lease termination
  obligations................     3.1          1.5           --           --         4.6
                                -----        -----         ----         ----       -----
                                $21.8        $14.1         $1.6         $3.7       $41.2
                                =====        =====         ====         ====       =====

     The restructuring actions are designed to strengthen customer service worldwide, improve operating efficiencies, lower structural costs and facilitate investment in future revenue growth initiatives.

     During 1999, severance payments of $2.5 million were made to 161 terminated associates, and payments of $.1 million were made for lease obligations. At December 31, 1999, $34.7 million of the restructuring reserve remains, of which $30.2 million relates to severance, which will be paid out to the affected former associates during the next 12 to 18 months, and $4.5 million relates to lease obligations, which will be paid out over the term of the lease commitments. Assets made obsolete or redundant and abandoned by restructuring actions have been written off at December 31, 1999.

NOTE 4 NON-RECURRING ITEMS

     During the fourth quarter of 1999, the Company received $11.9 million to settle litigation that arose from a transaction related to the 1996 sale of the Dun & Bradstreet Software Company. The Company recorded the $11.9 million gain in other income (expense) -- net.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     During the third quarter of 1999, certain agreements related to the sale in July 1998 of Financial Information Systems ("FIS"), the financial publishing unit of Moody's, expired or were completed. As a result, estimated liabilities established at the time of the sale in connection with these agreements, which were determined to be no longer required, were adjusted. These adjustments resulted in a gain of $12.2 million included in other income (expense) -- net.

     In July 1998, the Company sold FIS. The Company received $26.5 million in cash and recorded within other income (expense) -- net a pre-tax gain of $9.6 million on the transaction. Also in 1998, the Company incurred pre-tax expenses of $28.0 million in connection with the separation of Donnelley (primarily professional fees of $19.1 million and costs resulting from the termination of interest rate swaps of $8.9 million).

NOTE 5 RECONCILIATION OF WEIGHTED AVERAGE SHARES

                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                (SHARE DATA IN THOUSANDS)
Weighted Average Number Of Shares -- Basic..................  162,253    169,492    170,765
Dilutive effect of shares issuable under stock options,
  restricted stock and performance share plans..............    1,884      2,017      1,629
Adjustment of shares applicable to stock options exercised
  during the period and performance share plans.............      147        194        158
                                                              -------    -------    -------
Weighted Average Number Of Shares -- Diluted................  164,284    171,703    172,552
                                                              =======    =======    =======

     As required by SFAS No. 128, the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. Options to purchase 3.0 million, 3.4 million and 3.1 million shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

     Upon the 1998 Distribution, employees of the Company were granted substitute options, preserving the economic value, as closely as possible, of the options that existed immediately prior to the 1998 Distribution and any awards or options held by them in respect of Donnelley were canceled.

NOTE 6 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

     The Company uses forward foreign exchange contracts and in the past has used interest rate swap agreements to reduce exposure to fluctuations in foreign exchange rates and in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.

     By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 1999 and 1998, in management's opinion there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. The Company controls its exposure to credit risk through monitoring procedures.

FOREIGN EXCHANGE

     In order to reduce the risk of foreign currency exchange rate fluctuations, the Company follows a policy of hedging substantially all cross-border intercompany transactions denominated in a currency other than the functional currency applicable to each of its various subsidiaries. The financial instruments used to hedge

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES these cross-border intercompany transactions are forward foreign exchange contracts with maturities of six months or less. These forward contracts are executed with creditworthy institutions and are denominated primarily in the British pound sterling, the euro and the Swedish krona. The gains and losses on these forward contracts are recorded to income or expense and are essentially offset by the gains and losses on the underlying foreign currency transactions.

     At December 31, 1999 and 1998, the Company had approximately $138 million and $117 million of forward foreign exchange contracts outstanding with various expiration dates through March 2000 and March 1999, respectively. At December 31, 1999, unrealized gains on these contracts were $.9 million, and the unrealized losses were $.3 million. At December 31, 1998, unrealized gains on these contracts were $.9 million, and the unrealized losses were $.4 million.

INTEREST RATE SWAP AGREEMENTS

     In the past, the Company has entered into interest rate swap agreements to manage exposure to changes in interest rates. Interest rate swaps allowed the Company to raise funds at floating rates and effectively swap them into fixed rates that were lower than those available to it if fixed-rate borrowings were to be made directly.

     In connection with the 1998 Distribution and repayment of outstanding notes payable, Old D&B canceled all of its interest rate swap agreements (which fixed interest rates on $300 million of variable rate debt through January 2005) and recorded into income the previously unrecognized fair value loss at the time of termination. At the time of the cancellation, the fair value of the interest rate swaps was a loss of $12.7 million, of which $3.8 million ($.6 million in the first quarter of 1998 and $3.2 million in 1997) had been recognized in income relating to swaps that did not qualify for settlement accounting. The previously unrecognized loss of $8.9 million was recorded during the second quarter of 1998 and included in reorganization costs.

NOTE 7 PENSION AND POSTRETIREMENT BENEFITS

                                                       PENSION PLANS         POSTRETIREMENT BENEFITS
                                                   ----------------------    ------------------------
                                                     1999         1998          1999          1998
                                                   ---------    ---------    ----------    ----------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at January 1..................  $(1,236.2)   $(1,227.3)    $(214.0)      $(216.6)
Service cost.....................................      (18.4)       (18.2)       (2.9)         (2.8)
Interest cost....................................      (81.6)       (82.6)      (13.8)        (14.3)
Benefits paid....................................       88.5         93.8        17.8          17.7
Impact of 1998 Distribution......................         --         41.4          --           6.1
Actuarial gain (loss)............................       94.8        (43.3)       22.1          (1.3)
Plan participant contributions...................         --           --        (2.7)         (2.8)
                                                   ---------    ---------     -------       -------
Benefit obligation at December 31................  $(1,152.9)   $(1,236.2)    $(193.5)      $(214.0)
                                                   =========    =========     =======       =======

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1...........  $ 1,465.1    $ 1,330.2     $    --       $    --
Actual return on plan assets.....................      279.6        264.3          --            --
Employer contribution............................       24.4         25.3        15.1          14.9
Impact of 1998 Distribution......................         --        (60.9)         --            --
Plan participant contributions...................         --           --         2.7           2.8
Benefits paid....................................      (88.5)       (93.8)      (17.8)        (17.7)
                                                   ---------    ---------     -------       -------
Fair value of plan assets at December 31.........  $ 1,680.6    $ 1,465.1     $    --       $    --
                                                   =========    =========     =======       =======

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                       PENSION PLANS         POSTRETIREMENT BENEFITS
                                                   ----------------------    ------------------------
                                                     1999         1998          1999          1998
                                                   ---------    ---------    ----------    ----------
RECONCILIATION OF FUNDED STATUS TO TOTAL AMOUNT
  RECOGNIZED
Funded status of plan............................  $   527.7    $   228.9     $(193.5)      $(214.0)
Unrecognized actuarial (gain) loss...............     (380.8)      (112.1)       (3.3)         18.8
Unrecognized prior service cost..................       28.7         29.6          --          (2.7)
Unrecognized net transition asset................      (12.5)       (24.3)         --            --
                                                   ---------    ---------     -------       -------
Net amount recognized............................  $   163.1    $   122.1     $(196.8)      $(197.9)
                                                   =========    =========     =======       =======

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEETS
Prepaid pension costs............................  $   266.9    $   224.3     $    --       $    --
Pension and postretirement benefits..............     (162.5)      (167.7)     (196.8)       (197.9)
Intangible assets................................       20.3         20.9          --            --
Minimum pension liability........................       38.4         44.6          --            --
                                                   ---------    ---------     -------       -------
Net amount recognized............................  $   163.1    $   122.1     $(196.8)      $(197.9)
                                                   =========    =========     =======       =======

     The benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $176.9 million and $162.5 million in 1999 and $185.9 million and $167.7 million in 1998. Grantor trusts are used to fund these obligations. At December 31, 1999 and 1998, the balances of those trusts were $45.2 million and $46.9 million, respectively.

                                                        PENSION PLANS          POSTRETIREMENT BENEFITS
                                                 ---------------------------   ------------------------
                                                  1999      1998      1997      1999     1998     1997
                                                 -------   -------   -------   ------   ------   ------
COMPONENTS OF NET PERIODIC (INCOME) COST
Service cost...................................  $  18.4   $  18.2   $  18.4   $ 2.9    $ 2.8    $ 3.5
Interest cost..................................     81.6      82.6      83.4    13.8     14.3     14.6
Expected return on plan assets.................   (114.0)   (109.4)   (100.9)     --       --       --
Amortization of transition (asset)
  obligation...................................    (11.7)      3.1       1.6      --       --       --
Amortization of prior service cost.............      3.8       4.4       4.5    (2.7)    (4.4)    (4.5)
Recognized actuarial loss (gain)...............      6.6     (10.4)    (10.5)     --       --       --
                                                 -------   -------   -------   -----    -----    -----
Net periodic pension (income) cost.............  $ (15.3)  $ (11.5)  $  (3.5)  $14.0    $12.7    $13.6
                                                 =======   =======   =======   =====    =====    =====

     1997 net periodic (income) cost includes expense attributable to discontinued operations of $1.0 million and $1.7 million for pension plans and postretirement plans, respectively.

ASSUMPTIONS AS OF DECEMBER 31
Discount rate..................................     7.75%     6.75%     7.00%   7.75%   6.75%   7.00%
Expected return on plan assets.................     9.75      9.75      9.70      --      --      --
Rate of compensation increase..................     4.91      3.91      4.46    4.91    3.91    4.46
Cash balance accumulation conversion rate......     6.50      5.50      5.75      --      --      --

     For measurements purposes, a 6.5% annual rate of increase in the per capita cost of covered health-care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.0% for 2021 and remain at that level thereafter.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage-point change in the assumed health-care cost trend rates would have the following effects.

                                                                    1% POINT
                                                              --------------------
                                                              INCREASE    DECREASE
                                                              --------    --------
Benefit obligation at end of year...........................   $16.3       $(14.9)
Service cost plus interest cost.............................     1.4         (1.3)

PROFIT PARTICIPATION PLAN

     The Company also has a profit participation plan covering substantially all U.S. employees, that provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay. The Company contributes an amount equal to 50% of employee contributions, up to 6% of the employee's pay. The Company also makes contributions to the plan if certain objectives are met, based on performance over a two-year period. The Company recognized expense associated with the plan of $12.1 million, $16.4 million and $13.3 million in 1999, 1998 and 1997, respectively.

NOTE 8 EMPLOYEE STOCK PLANS

     Under its 1998 Key Employees' Stock Incentive Plan, the Company has granted options to certain associates to purchase shares of its common stock at the market price on the date of the grant. Options granted in December 1999 vest in three equal installments, beginning on the third anniversary of the grant, while other options granted under the plan vest 100% after five years, with the opportunity for accelerated vesting if certain conditions are met. These options expire 10 years from the date of the grant. The 1998 Key Employees Stock Incentive Plan, adopted upon the 1998 Distribution, provides for the granting of up to 16.5 million shares.

     At the 1998 Distribution date, employees of the Company were granted substitute options and other equity-based awards (under the 1998 Dun & Bradstreet Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards), preserving the economic value, as closely as possible, of the awards that existed immediately prior to the 1998 Distribution, and any awards held by them in respect to Donnelley were surrendered. For employees of Donnelley, awards were adjusted immediately following the 1998 Distribution to preserve, as closely as possible, the economic value of the awards that existed immediately prior to the 1998 Distribution. The remaining holders of unexercised options, including retirees and certain other former employees of the Company, were offered the choice of converting their options to the Company's or continuing to hold Donnelley options.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 (excluding awards granted to employees of discontinued operations) consistent with the provisions of SFAS No. 123, the

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

Company's income from continuing operations and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                            1999      1998      1997
                                                           ------    ------    ------
Income from continuing operations
  As reported............................................  $256.0    $246.4    $219.0
  Pro-forma..............................................  $247.3    $240.1    $215.4
Basic earnings per share of common stock from continuing
  operations
  As reported............................................  $ 1.58    $ 1.45    $ 1.28
  Pro-forma..............................................  $ 1.52    $ 1.42    $ 1.26
Diluted earnings per share of common stock from
  continuing operations
  As reported............................................  $ 1.56    $ 1.44    $ 1.27
  Pro-forma..............................................  $ 1.51    $ 1.40    $ 1.25

     The pro-forma disclosures shown are not representative of the effects on income and earnings per share in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   AFTER        CONVERSION      PRIOR TO
                                                    1998         AT 1998          1998
                                      1999      DISTRIBUTION   DISTRIBUTION   DISTRIBUTION     1997
                                    ---------   ------------   ------------   ------------   ---------
Expected dividend yield...........      2.40%        2.75%          2.75%           3.3%          3.3%
Expected stock volatility.........        30%          20%            20%            20%           20%
Risk-free interest rate...........      6.41%        5.38%          5.42%          5.53%         5.73%
Expected holding period...........  5.0 years    6.0 years      2.3 years      4.5 years     4.5 years

     Options outstanding at December 31, 1999, were originally granted during the years 1990 through 1999 and are exercisable over periods ending not later than 2009. At December 31, 1999, 1998 and 1997, options for 7,899,386 shares, 8,527,343 shares and 8,133,155 shares of common stock, respectively, were exercisable and 9,087,997 shares, 12,427,373 shares and 1,450,195 shares, respectively, were available for future grants under the plans.

     Changes in stock options for the three years ended December 31, 1999, are summarized as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                                SHARES      PRICE($)
                                                              ----------    --------
Options outstanding at January 1, 1997......................  15,416,460     21.59
  Granted...................................................   3,151,980     30.01
  Exercised.................................................  (2,008,234)    20.38
  Surrendered or expired....................................    (840,878)    22.97
                                                              ----------
Options outstanding at December 31, 1997....................  15,719,328     23.36
  Granted...................................................      87,390     32.84
  Exercised.................................................  (1,305,111)    20.77
  Surrendered or expired....................................    (336,444)    24.53
                                                              ----------

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                                SHARES      PRICE($)
                                                              ----------    --------
Options outstanding at June 30, 1998........................  14,165,163     23.63
Attributable to 1998 Distribution...........................  (1,206,985)    24.78
                                                              ----------
Options outstanding at June 30, 1998........................  12,958,178     23.52
                                                              ==========
Options converted at July 1, 1998...........................  13,734,489     22.19
  Granted...................................................   4,171,907     32.47
  Exercised.................................................  (1,095,003)    18.84
  Surrendered or expired....................................    (432,396)    26.35
                                                              ----------
Options outstanding at December 31, 1998....................  16,378,997     24.92
  Granted...................................................   3,656,224     29.31
  Exercised.................................................  (2,286,242)    19.99
  Surrendered or expired....................................    (825,818)    29.26
                                                              ----------
Options outstanding at December 31, 1999....................  16,923,161     26.32
                                                              ==========

     The weighted average fair value of options granted during 1999, 1998 and 1997 was $8.78, $7.13 and $5.52, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                            STOCK OPTIONS OUTSTANDING              STOCK OPTIONS
                                      -------------------------------------         EXERCISABLE
                                                     WEIGHTED                  ---------------------
                                                      AVERAGE      WEIGHTED                 WEIGHTED
                                                     REMAINING     AVERAGE                  AVERAGE
                                                    CONTRACTUAL    EXERCISE                 EXERCISE
RANGE OF EXERCISE PRICES                SHARES         LIFE        PRICE($)     SHARES      PRICE($)
------------------------              ----------    -----------    --------    ---------    --------
$14.84 - $23.35.....................   7,188,764     5.1 years      21.01      6,557,689     20.96
$24.00 - $34.22.....................   9,734,397     8.6 years      30.25      1,341,697     28.48
                                      ----------                               ---------
                                      16,923,161                               7,899,386
                                      ==========                               =========

     The plans also provide for the granting of stock appreciation rights ("SARs") and limited stock appreciation rights ("LSARs") in tandem with stock options to certain key employees. Upon the 1998 Distribution, the Old D&B SARs and LSARs were adjusted or converted in substantially the same manner as the unexercised Old D&B stock options. At December 31, 1999 and 1998, there were 78,353 and 30,400 SARs and 761,191 and 1,518,215 LSARs attached to stock options, which are exercisable only if, and to the extent that, the related option is exercisable and, in the case of LSARs, only upon the occurrence of specified contingent events.

     Upon the 1998 Distribution, Old D&B restricted stock that had been granted to key associates of the Company under the 1989 Key Employees Restricted Stock Plan was forfeited and replaced with New D&B stock, preserving the economic value that existed immediately prior to the 1998 Distribution. During 1999 and 1998, no new awards of restricted stock were granted, and during 1998, 36,620 shares were replaced. During 1997 restricted share grants of 20,000 were awarded under the plan. There were no forfeitures during 1999, 1998 and 1997. The restrictions on the majority of such shares lapse over a period of three years from the date of the grant, and the cost is charged to compensation expense ratably.

     Under the 1998 Key Employees' Stock Incentive Plan, key employees may be granted shares of the Company's stock based on the achievement of two-year revenue growth goals or other key operating objectives, where appropriate. At the end of the performance period, Company performance at target will yield

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES the targeted amount of shares, whereas Company performance above or below target will yield larger or smaller share awards, respectively. Awards that were outstanding at the 1998 Distribution were canceled and replaced, preserving the economic value that existed prior to the 1998 Distribution. Recorded in selling and administrative expenses was compensation expense of $14.9 million, $16.0 million and $14.6 million in 1999, 1998 and 1997, respectively, for the plans.

NOTE 9 INCOME TAXES

     Income (loss) from continuing operations before provision for income taxes consisted of:

                                                            1999      1998      1997
                                                           ------    ------    ------
U.S. ....................................................  $456.1    $407.2    $331.5
Non-U.S. ................................................   (21.2)     (7.4)       .9
                                                           ------    ------    ------
                                                           $434.9    $399.8    $332.4
                                                           ======    ======    ======

The provision (benefit) for income taxes consisted of:

                                                            1999      1998      1997
                                                           ------    ------    ------
Current tax provision:
  U.S. Federal...........................................  $128.1    $176.0    $ 31.9
  State and local........................................    21.2      14.4      52.9
  Non-U.S. ..............................................     5.1      12.2      21.6
                                                           ------    ------    ------
Total current tax provision..............................   154.4     202.6     106.4
                                                           ------    ------    ------
Deferred tax provision (benefit):
  U.S. Federal...........................................    17.4     (58.0)     36.5
  State and local........................................     4.1       7.6     (23.1)
  Non-U.S. ..............................................     3.0       1.2      (6.4)
                                                           ------    ------    ------
Total deferred tax provision (benefit)...................    24.5     (49.2)      7.0
                                                           ------    ------    ------
Provision for income taxes...............................  $178.9    $153.4    $113.4
                                                           ======    ======    ======

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                              1999    1998    1997
                                                              ----    ----    -----
Statutory tax rate..........................................  35.0%   35.0%    35.0%
State and local taxes, net of U.S. Federal tax benefit......   3.8     3.6      4.9
Non-U.S. taxes..............................................   1.9     3.4      4.6
Recognition of ordinary losses..............................    --    (5.3)   (10.4)
Non-recurring reorganization costs..........................    .4     1.5       --
Other.......................................................    --      .2       --
                                                              ----    ----    -----
Effective tax rate..........................................  41.1%   38.4%    34.1%
                                                              ====    ====    =====

     Income taxes paid were $165.1 million, $136.5 million and $170.3 million in 1999, 1998 and 1997, respectively. Income taxes refunded were $26.7 million, $32.1 million and $37.6 million in 1999, 1998 and 1997, respectively.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     Deferred tax assets (liabilities) comprised the following at December 31:

                                                            1999      1998      1997
                                                           ------    ------    ------
Deferred tax assets:
  Operating losses.......................................  $ 59.5    $ 48.3    $ 53.7
  Postretirement benefits................................    52.2      63.0      49.0
  Postemployment benefits................................     3.5       3.7      12.8
  Restructuring and reorganization costs.................    14.0      31.0       4.4
  Bad debts..............................................    15.2      13.1      12.7
  Other..................................................      .7       3.7      12.3
                                                           ------    ------    ------
Total deferred tax assets................................   145.1     162.8     144.9
Valuation allowance......................................   (59.5)    (48.3)    (53.7)
                                                           ------    ------    ------
Net deferred tax asset...................................    85.6     114.5      91.2
                                                           ------    ------    ------

Deferred tax liabilities:
  Intangibles............................................   (16.5)     (7.9)    (31.7)
  Tax-leasing transactions...............................   (18.3)    (20.4)    (22.1)
  Depreciation...........................................    (2.2)    (13.1)    (13.5)
                                                           ------    ------    ------
Total deferred tax liability.............................   (37.0)    (41.4)    (67.3)
                                                           ------    ------    ------
Net deferred tax asset...................................  $ 48.6    $ 73.1    $ 23.9
                                                           ======    ======    ======

     At December 31, 1999, undistributed earnings of non-U.S. subsidiaries aggregated $133.9 million. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. Federal and foreign income taxes payable, net of foreign tax credits, would be $49.8 million.

     During the three-year period ended December 31, 1983, the Company invested $304.4 million in tax-leasing transactions, varying in length from 4.5 to 25 years. These leases provided the Company with significant benefits from tax deductions in excess of taxable income for Federal income tax purposes. These amounts are included in deferred income taxes.

NOTE 10 NOTES PAYABLE

     Notes payable consisted of the following at December 31:

                                                               1999     1998
                                                              ------    -----
Commercial paper............................................  $124.7    $35.9
Bank notes..................................................     2.6      1.0
                                                              ------    -----
                                                              $127.3    $36.9
                                                              ======    =====

     The Company had commercial paper borrowings of $124.7 million at December 31, 1999. The interest rates on these commercial paper borrowings ranged from 5.82% to 6.00%.

     In June 1999, the Company renewed its $300 million 364-day revolving credit facility. The Company has an additional $300 million facility maturing in June 2003. Under these facilities, the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under these facilities since they were established in June 1998.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     At December 31, 1999, the Company also had non-committed lines of credit of $27.1 million with $1.5 million of borrowings outstanding under these lines of credit as of that date. These arrangements have no material commitment fees or compensating balance requirements.

     The weighted average interest rates on commercial paper and notes payable at December 31, 1999 and 1998, were 5.90% and 6.06%, respectively.

     Interest paid totaled $4.5 million, $12.1 million and $49.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     In connection with the 1998 Distribution, during June 1998, R.H. Donnelley Inc. borrowed $350 million under the R.H. Donnelley Inc. credit facility and issued $150 million of senior subordinated notes under the R.H. Donnelley Inc. indenture. This $500 million of debt remained an obligation of R.H. Donnelley Inc. after the 1998 Distribution. A portion of the proceeds of this borrowing was used by Old D&B to repay outstanding indebtedness at the time of the 1998 Distribution of $287.1 million. The Company used the remainder for general corporate purposes, including the payment of costs and expenses associated with the reorganization.

NOTE 11 INVESTMENT PARTNERSHIPS

     During 1993, the Company participated in the formation of a limited partnership to invest in various securities, including those of the Company. Third-party investors held limited-partner and special investors' interests totaling $500 million. During the fourth quarter of 1996, the Company redeemed these partnership interests. This redemption was financed with short-term borrowings.

     The partnership is presently engaged in the business of licensing database assets and computer software. One of the Company's subsidiaries serves as managing general partner, and two subsidiaries hold limited-partner interests. In April 1997, the partnership raised $300 million of minority interest financing from a third-party investor. The Company's subsidiaries contributed assets to the partnership, and the third-party investor contributed cash ($300 million) in exchange for a limited-partner interest. Funds raised by the partnership were loaned to the Company and used to repay existing short-term debt in April 1997. Under the terms of the partnership agreement, the third-party investor has a right to take steps that would result in termination of the minority interest financing during or after December 2000. Furthermore, the third-party investor would also have the right to terminate the minority interest financing within 60 days after the 2000 Distribution (see Note 16 to the consolidated financial statements) if the third-party investor has not consented to the 2000 Distribution. At December 31, 1999 and 1998, the third-party investment in this partnership was included in minority interest.

     For financial reporting purposes, the results of operations, assets, liabilities and cash flows of the partnership described above are included in the Company's consolidated financial statements.

NOTE 12 CAPITAL STOCK

     Under the Company's Restated Certificate of Incorporation, the Company has authority to issue 420,000,000 shares with a par value of $.01 per share, of which 400,000,000 represent shares of common stock, 10,000,000 represent shares of preferred stock and 10,000,000 represent shares of series common stock. The preferred and series common stock can be issued with varying terms, as determined by the Board of Directors.

     On June 30, 1998, 171,291,317 shares of New D&B common stock were distributed to the shareholders of Old D&B. Since New D&B has been treated as the successor entity for accounting purposes, the Company's historical financial statements reflect the recapitalization of New D&B in connection with the 1998 Distribution, including the elimination of treasury shares (which shares became treasury shares of Donnelley), the adjustment of the par value of the preferred stock and the common stock to $.01 per share, and the authorization of the series common stock.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     In connection with the 1998 Distribution, the Company entered into a Rights Agreement designed to protect shareholders of the Company in the event of unsolicited offers to acquire the Company and other coercive takeover tactics which, in the opinion of the Board of Directors, could impair its ability to represent shareholder interests. Under the Rights Agreement, each share of the common stock has a right that trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase 1/1000 of a share of Series A junior participating preferred stock, par value $.01 per share, at a price of $150 per 1/1000 of a share, subject to adjustment. The rights will generally not be exercisable until a person or group ("Acquiring Person") acquires beneficial ownership of, or commences a tender offer or exchange offer that would result in such person or group having beneficial ownership of 15% or more of the outstanding common stock.

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

NOTE 13 LEASE COMMITMENTS

     Certain of the Company's operations are conducted from leased facilities, which are under operating leases that expire over the next 10 years. The Company also leases certain computer and other equipment under operating leases that expire over the next five years. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Additionally, the Company has agreements with various third parties to purchase certain data processing and telecommunications services extending beyond one year. Rental expenses under operating leases were $79.3 million, $66.8 million and $80.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable leases at December 31, 1999, are as follows:

                                            THERE-
         2000   2001   2002   2003   2004   AFTER   TOTAL
         -----  -----  -----  -----  -----  ------  ------
         $54.2  $36.0  $21.9  $15.2  $10.0  $20.7   $158.0

NOTE 14 CONTINGENCIES

     The Company and its subsidiaries are involved in legal proceedings, claims, litigation and tax matters arising in the ordinary course of business. In the opinion of management, the outcome of such matters could have a material effect on quarterly or annual operating results or cash flows. However, in the opinion of management, these matters will not materially affect financial position when resolved in a future period.

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

     The complaint alleges various violations of United States antitrust laws, including alleged violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

     IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

     In connection with the IRI action, on October 28, 1996, Cognizant, ACNielsen and Old D&B entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Old D&B and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

     In connection with the 1998 Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities of Old D&B arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

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

  Tax matters

     The Company enters into global tax planning initiatives in the normal course of business. These initiatives are subject to review by tax authorities. As a result of the review process, uncertainties exist, and it is possible that some of these matters could be resolved unfavorably for the Company.

     The IRS, as part of its audit process, is continuing its review of the Company's utilization of certain capital losses generated during 1989 and 1990. While the Company has not received a formal assessment with respect to these transactions, the Company expects that the IRS will challenge the Company's utilization of these capital losses and expects to receive an assessment during the second quarter of 2000. The Company believes that the total cash obligation to the IRS is approximately $550 million for taxes and accrued interest at December 31, 1999. Pursuant to a series of agreements, IMS and NMR are jointly and severally liable to pay one-half, and the Company the other half of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million.

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

     In connection with the 1998 Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities arising of Old D&B from these tax matters and has agreed to indemnify Donnelley in connection with such potential liabilities.

     As of December 31, 1999, the Company has accrued its anticipated share of the probable liability (approximately $345 million, including $183 million of tax-deductible interest) arising from the Company's utilization of these capital losses in 1989 and 1990. As a result, the final resolution of this matter will not have a material effect on the results of operations, but could have a material effect on cash flows and financial position.

NOTE 15 SUPPLEMENTAL FINANCIAL DATA

                                                               1999      1998
                                                              ------    ------
OTHER CURRENT ASSETS:
  At December 31,
Deferred taxes..............................................  $ 28.5    $ 37.0
Prepaid expenses............................................   188.4     189.7
Other.......................................................      .5       1.5
                                                              ------    ------
                                                              $217.4    $228.2
                                                              ======    ======

                                                               1999      1998
                                                              ------    ------
PROPERTY, PLANT AND EQUIPMENT -- NET:
  At December 31,
Buildings...................................................  $193.1    $198.6
Machinery and equipment.....................................   425.0     426.4
                                                              ------    ------
                                                               618.1     625.0
Less: accumulated depreciation..............................   392.0     382.2
                                                              ------    ------
                                                               226.1     242.8
Leasehold improvements, less: accumulated amortization of
  $52.2 and $47.9...........................................    25.6      26.8
Land........................................................    28.3      28.7
                                                              ------    ------
                                                              $280.0    $298.3
                                                              ======    ======

                                                              1999     1998     1997
                                                              -----    -----    -----
OTHER INCOME (EXPENSE) -- NET:
Other expense...............................................  $(3.7)   $(2.3)   $(2.8)
Gain on sale of FIS.........................................   12.2      9.6       --
Litigation settlement.......................................   11.9       --       --
                                                              -----    -----    -----
                                                              $20.4    $ 7.3    $(2.8)
                                                              =====    =====    =====

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                              COMPUTER
                                                              SOFTWARE    GOODWILL
                                                              --------    --------
COMPUTER SOFTWARE AND GOODWILL -- NET:
January 1, 1998.............................................   $128.0      $194.6
Additions at cost...........................................     86.0         5.1
Amortization................................................    (55.6)       (6.1)
Other deductions and reclassifications......................     (9.8)       (1.8)(1)
                                                               ------      ------
December 31, 1998...........................................    148.6       191.8
Additions at cost...........................................     73.9          .3
Amortization................................................    (65.3)       (6.3)
Other deductions and reclassifications......................     (1.0)      (18.3)(1)
                                                               ------      ------
December 31, 1999...........................................   $156.2      $167.5
                                                               ======      ======

---------------
(1) Impact of foreign currency fluctuations.

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
January 1, 1997.............................................  $26.5
Additions charged to costs and expenses.....................    9.0
Net Recoveries..............................................    3.9
                                                              -----
December 31, 1997...........................................   39.4
Additions charged to costs and expenses.....................    7.5
Net Write-offs..............................................   (7.9)
                                                              -----
December 31, 1998...........................................   39.0
Additions charged to costs and expenses.....................    8.3
Net Write-offs..............................................   (9.3)
                                                              -----
December 31, 1999...........................................  $38.0
                                                              =====

NOTE 16 REORGANIZATION PLAN

     On December 15, 1999, the Company announced that it will pursue the separation of Moody's and the D&B operating company into two independent, publicly traded companies. On February 16, 2000, the Company announced that the separation would be accomplished by spinning off, through a tax-free distribution to shareholders (the "2000 Distribution"), a subsidiary corporation comprising the business of the D&B operating company. The 2000 Distribution is subject to final approval by the Company's Board of Directors and obtaining a favorable ruling from the Internal Revenue Service with respect to the tax-free treatment of the distribution. After the 2000 Distribution, the business of the Company will consist entirely of the business conducted by Moody's, and the D&B operating company business will comprise the business of a new publicly traded company that will succeed to the name "The Dun & Bradstreet Corporation." The Company expects to complete the reorganization by the end of the third quarter of 2000.

NOTE 17 SEGMENT INFORMATION

     In accordance with SFAS No. 131 ("Disclosures about Segments of an Enterprise and Related Information"), the segment information is being reported consistent with the Company's method of internal reporting, which excludes divested operations from the segments. The Company's reportable segments for 1999 were Dun & Bradstreet United States ("U.S."), Dun & Bradstreet Europe/Africa/Middle East ("Europe"), Dun & Bradstreet Asia Pacific/Canada/Latin America ("APCLA") and Moody's Investors

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

Service. The three Dun & Bradstreet segments, managed on a geographical basis, provide business-to-business credit, marketing and purchasing information and receivables management services. The Moody's Investors Service segment provides credit opinions on investment securities and assigns ratings to fixed-income securities and other credit obligations. The accounting policies of the segments are the same as those described in Note 1 -- Summary of Significant Accounting Policies. The Company evaluates performance and allocates resources based on segment operating income. Intersegment sales are immaterial.

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
OPERATING REVENUES:
Dun & Bradstreet, U.S.......................................  $  891.5    $  902.5    $  832.2
Dun & Bradstreet, Europe....................................     420.6       427.7       426.1
Dun & Bradstreet, APCLA.....................................      95.6        88.6        93.8
                                                              --------    --------    --------
Total Dun & Bradstreet Operating Company....................   1,407.7     1,418.8     1,352.1
Moody's Investors Service...................................     564.1       495.5       423.1
All Other(1)................................................        --        20.2        35.8
                                                              --------    --------    --------
Consolidated Total..........................................  $1,971.8    $1,934.5    $1,811.0
                                                              ========    ========    ========
OPERATING INCOME (LOSS):
Dun & Bradstreet, U.S.......................................  $  258.2    $  269.9    $  252.9
Dun & Bradstreet, Europe....................................      (8.9)       (4.2)         .6
Dun & Bradstreet, APCLA.....................................      (5.7)       (9.1)       (6.3)
                                                              --------    --------    --------
Total Dun & Bradstreet Operating Company....................     243.6       256.6       247.2
Moody's Investors Service...................................     273.9       223.5       185.7
All Other(1)................................................     (78.6)      (59.4)      (29.2)
                                                              --------    --------    --------
Consolidated Total..........................................     438.9       420.7       403.7
Non-Operating Expense -- Net................................      (4.0)      (20.9)      (71.3)
                                                              --------    --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES..............................................  $  434.9    $  399.8    $  332.4
                                                              ========    ========    ========
DEPRECIATION AND AMORTIZATION:(2)
Dun & Bradstreet, U.S.......................................  $   64.6    $   60.5    $   54.9
Dun & Bradstreet, Europe....................................      52.8        55.1        51.6
Dun & Bradstreet, APCLA.....................................       6.5         7.0         6.4
                                                              --------    --------    --------
Total Dun & Bradstreet Operating Company....................     123.9       122.6       112.9
Moody's Investors Service...................................      13.0        14.3        13.5
All Other(1)................................................       4.0         4.7         5.5
                                                              --------    --------    --------
Consolidated Total..........................................  $  140.9    $  141.6    $  131.9
                                                              ========    ========    ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
CAPITAL EXPENDITURES:
Dun & Bradstreet, U.S.......................................  $   15.4    $   19.9    $   19.3
Dun & Bradstreet, Europe....................................      15.7        19.9        14.8
Dun & Bradstreet, APCLA.....................................       2.4         5.9         1.7
                                                              --------    --------    --------
Total Dun & Bradstreet Operating Company....................      33.5        45.7        35.8
Moody's Investors Service...................................       9.8         7.5        11.0
All Other(1)................................................        .8         2.2         3.5
                                                              --------    --------    --------
Consolidated Total..........................................  $   44.1    $   55.4    $   50.3
                                                              ========    ========    ========
ADDITIONS TO COMPUTER SOFTWARE AND OTHER INTANGIBLES:
Dun & Bradstreet, U.S.......................................  $   40.6    $   44.2    $   44.7
Dun & Bradstreet, Europe....................................      27.9        35.8        28.5
Dun & Bradstreet, APCLA.....................................        .5         1.1         2.7
                                                              --------    --------    --------
Total Dun & Bradstreet Operating Company....................      69.0        81.1        75.9
Moody's Investors Service...................................       3.4         4.5         2.9
All Other(1)................................................       6.3         6.1          --
                                                              --------    --------    --------
Consolidated Total..........................................  $   78.7    $   91.7    $   78.8
                                                              ========    ========    ========
ASSETS:
Dun & Bradstreet, U.S.......................................  $  415.4    $  409.3    $  415.1
Dun & Bradstreet, Europe....................................     536.6       599.9       581.0
Dun & Bradstreet, APCLA.....................................      67.3        68.9        90.3
                                                              --------    --------    --------
Total Dun & Bradstreet Operating Company....................   1,019.3     1,078.1     1,086.4
Moody's Investors Service...................................     150.6       152.4       153.0
Discontinued Operations.....................................        --          --       296.5
All Other(1)................................................     615.8       558.7       550.1
                                                              --------    --------    --------
Consolidated Total..........................................  $1,785.7    $1,789.2    $2,086.0
                                                              ========    ========    ========
SUPPLEMENTAL GEOGRAPHIC AND PRODUCT LINE INFORMATION:
Operating Revenues:
United States...............................................  $1,315.0    $1,318.0    $1,213.3
International...............................................     656.8       616.5       597.7
                                                              --------    --------    --------
Consolidated Total..........................................  $1,971.8    $1,934.5    $1,811.0
                                                              ========    ========    ========
LONG-LIVED ASSETS:
United States...............................................  $  526.6    $  492.4    $  482.1
International...............................................     408.7       446.9       448.8
                                                              --------    --------    --------
Consolidated Total..........................................  $  935.3    $  939.3    $  930.9
                                                              ========    ========    ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
PRODUCT LINE REVENUES:
Credit Information Services.................................  $  922.0    $  968.7    $  954.2
Marketing Information Services..............................     312.2       294.8       257.0
Purchasing Information Services.............................      28.5        23.0        15.7
Receivables Management Services.............................     145.0       132.3       125.2
                                                              --------    --------    --------
Total Dun & Bradstreet Operating Company....................  $1,407.7    $1,418.8    $1,352.1
                                                              ========    ========    ========

---------------
(1) The following tables itemize "All Other":

                                                                   YEARS ENDED DECEMBER 31,
                                                                  --------------------------
                                                                   1999      1998      1997
                                                                  ------    ------    ------
    OPERATING REVENUES:
    Divested Operations:
      Financial Information Services............................  $   --    $ 18.5    $ 34.3
    Other Revenues..............................................      --       1.7       1.5
                                                                  ------    ------    ------
    Total "All Other"...........................................  $   --    $ 20.2    $ 35.8
                                                                  ======    ======    ======
    OPERATING INCOME (LOSS):
    Divested Operations:
      Financial Information Services............................  $   --    $  4.2    $  5.8
    Corporate and Other.........................................   (37.4)    (35.6)    (35.0)
    Restructuring Expense.......................................   (41.2)       --        --
    Reorganization Costs........................................      --     (28.0)       --
                                                                  ------    ------    ------
    Total "All Other"...........................................  $(78.6)   $(59.4)   $(29.2)
                                                                  ======    ======    ======
    DEPRECIATION AND AMORTIZATION:
    Divested Operations:
      Financial Information Services............................  $   --    $  1.1    $  2.6
    Corporate and Other.........................................     4.0       3.6       2.9
                                                                  ------    ------    ------
    Total "All Other"...........................................  $  4.0    $  4.7    $  5.5
                                                                  ======    ======    ======
    CAPITAL EXPENDITURES:
    Divested Operations:
      Financial Information Services............................  $   --    $   .7    $  3.4
    Corporate and Other.........................................      .8       1.5        .1
                                                                  ------    ------    ------
    Total "All Other"...........................................  $   .8    $  2.2    $  3.5
                                                                  ======    ======    ======
    ADDITIONS TO COMPUTER SOFTWARE AND OTHER INTANGIBLES:
      Corporate.................................................  $  6.3    $  6.1    $   --
                                                                  ------    ------    ------
    Total "All Other"...........................................  $  6.3    $  6.1    $   --
                                                                  ======    ======    ======

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                                   YEARS ENDED DECEMBER 31,
                                                                  --------------------------
                                                                   1999      1998      1997
                                                                  ------    ------    ------
    ASSETS:
    Divested Operations:
      Financial Information Services............................  $   --    $   --    $  6.0
    Corporate and Other (primarily domestic pensions and
      taxes)....................................................   615.8     558.7     544.1
                                                                  ------    ------    ------
    Total "All Other"...........................................  $615.8    $558.7    $550.1
                                                                  ======    ======    ======

(2) Includes depreciation and amortization of Property, Plant and Equipment, Computer Software, Goodwill and Other Intangibles.

NOTE 18 QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      THREE MONTHS ENDED
                                      --------------------------------------------------
                                      MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31      YEAR
                                      --------    -------    ------------    -----------    --------
1999
Operating Revenues:
  Dun & Bradstreet, U.S.............   $235.0     $219.6        $212.1         $224.8       $  891.5
  Dun & Bradstreet, Europe..........     98.8      105.7          96.9          119.2          420.6
  Dun & Bradstreet, APCLA...........     20.2       24.5          25.4           25.5           95.6
                                       ------     ------        ------         ------       --------
     Total Dun & Bradstreet
       Operating Company............    354.0      349.8         334.4          369.5        1,407.7
  Moody's Investors Service.........    136.9      147.5         139.3          140.4          564.1
                                       ------     ------        ------         ------       --------
Consolidated Operating Revenues.....   $490.9     $497.3        $473.7         $509.9       $1,971.8
                                       ======     ======        ======         ======       ========
Operating Income (Loss):
  Dun & Bradstreet, U.S.............   $ 71.9     $ 55.7        $ 56.7         $ 73.9       $  258.2
  Dun & Bradstreet, Europe..........    (15.1)      (2.6)         (7.2)          16.0           (8.9)
  Dun & Bradstreet, APCLA...........     (3.8)      (2.0)          (.3)            .4           (5.7)
                                       ------     ------        ------         ------       --------
     Total Dun & Bradstreet
       Operating Company............     53.0       51.1          49.2           90.3          243.6
  Moody's Investors Service.........     63.7       72.8          68.1           69.3          273.9
  All Other(1)......................    (12.1)      (8.4)         (5.8)         (52.3)         (78.6)
                                       ------     ------        ------         ------       --------
Consolidated Operating Income.......   $104.6     $115.5        $111.5         $107.3       $  438.9
                                       ======     ======        ======         ======       ========
Net Income(2).......................   $ 60.4     $ 66.4        $ 66.1         $ 63.1       $  256.0
                                       ======     ======        ======         ======       ========
Basic Earnings Per Share of Common
  Stock.............................   $  .37     $  .41        $  .41         $  .39       $   1.58
                                       ======     ======        ======         ======       ========
Diluted Earnings Per Share of Common
  Stock.............................   $  .36     $  .40        $  .41         $  .39       $   1.56
                                       ======     ======        ======         ======       ========
1998
Operating Revenues:
  Dun & Bradstreet, U.S.............   $225.5     $213.0        $219.8         $244.2       $  902.5
  Dun & Bradstreet, Europe..........     92.4      106.6          98.9          129.8          427.7
  Dun & Bradstreet, APCLA...........     20.1       23.4          22.3           22.8           88.6
                                       ------     ------        ------         ------       --------
     Total Dun & Bradstreet
       Operating Company............    338.0      343.0         341.0          396.8        1,418.8
  Moody's Investors Service.........    123.3      133.1         117.1          122.0          495.5
  All Other(1)......................      9.8        7.9           1.5            1.0           20.2
                                       ------     ------        ------         ------       --------
Consolidated Operating Revenues.....   $471.1     $484.0        $459.6         $519.8       $1,934.5
                                       ======     ======        ======         ======       ========

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                      THREE MONTHS ENDED
                                      --------------------------------------------------
                                      MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31      YEAR
                                      --------    -------    ------------    -----------    --------
Operating Income (Loss):
  Dun & Bradstreet, U.S.............   $ 69.9     $ 52.7        $ 63.6         $ 83.7       $  269.9
  Dun & Bradstreet, Europe..........    (15.2)      (2.8)         (2.9)          16.7           (4.2)
  Dun & Bradstreet, APCLA...........     (5.1)      (1.0)         (1.6)          (1.4)          (9.1)
                                       ------     ------        ------         ------       --------
     Total Dun & Bradstreet
       Operating Company............     49.6       48.9          59.1           99.0          256.6
  Moody's Investors Service.........     55.8       62.3          51.3           54.1          223.5
  All Other(1)......................    (12.6)     (32.7)         (7.3)          (6.8)         (59.4)
                                       ------     ------        ------         ------       --------
Consolidated Operating Income
  (Loss)............................   $ 92.8     $ 78.5        $103.1         $146.3       $  420.7
                                       ======     ======        ======         ======       ========
Income from:
  Continuing Operations, Net of
     Income Taxes(3)................   $ 51.5     $ 39.6        $ 68.7         $ 86.6       $  246.4
  Discontinued Operations, Net of
     Income Taxes...................     12.0       21.7            --             --           33.7
                                       ------     ------        ------         ------       --------
Net Income..........................   $ 63.5     $ 61.3        $ 68.7         $ 86.6       $  280.1
                                       ======     ======        ======         ======       ========
Basic Earnings Per Share of Common
  Stock:
  Continuing Operations.............   $  .30     $  .23        $  .40         $  .52       $   1.45
  Discontinued Operations...........      .07        .13            --             --            .20
                                       ------     ------        ------         ------       --------
Basic Earnings Per Share of Common
  Stock.............................   $  .37     $  .36        $  .40         $  .52       $   1.65
                                       ======     ======        ======         ======       ========
Diluted Earnings Per Share of Common
  Stock(4):
  Continuing Operations.............   $  .30     $  .23        $  .40         $  .52       $   1.44
  Discontinued Operations...........      .07        .12            --             --            .19
                                       ------     ------        ------         ------       --------
Diluted Earnings Per Share of Common
  Stock.............................   $  .37     $  .35        $  .40         $  .52       $   1.63
                                       ======     ======        ======         ======       ========

---------------
(1) The following tables itemize "All Other" for Operating Revenues and Operating Income:

                                                        THREE MONTHS ENDED
                                        --------------------------------------------------
                                        MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     YEAR
                                        --------    -------    ------------    -----------    ------
     Operating Revenues:
       1998:
          Divested
            Operations -- Financial
            Information Services......   $  9.2     $  7.6        $ 1.4          $   .3       $ 18.5
          Other Revenues..............       .6         .3           .1              .7          1.7
                                         ------     ------        -----          ------       ------
       Total..........................   $  9.8     $  7.9        $ 1.5          $  1.0       $ 20.2
                                         ======     ======        =====          ======       ======
     Operating Income (Loss):
       1999:
          Restructuring Expense.......   $   --     $   --        $  --          $(41.2)      $(41.2)
          Corporate and Other.........    (12.1)      (8.4)        (5.8)          (11.1)       (37.4)
                                         ------     ------        -----          ------       ------
       Total..........................   $(12.1)    $ (8.4)       $(5.8)         $(52.3)      $(78.6)
                                         ======     ======        =====          ======       ======

               THE DUN & BRADSTREET CORPORATION AND SUBSIDIARIES

                                                        THREE MONTHS ENDED
                                        --------------------------------------------------
                                        MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     YEAR
                                        --------    -------    ------------    -----------    ------
       1998:
          Divested
            Operations -- Financial
            Information Services......   $  2.8     $  1.1        $  .3          $   --       $  4.2
          Reorganization Costs........      (.5)     (27.5)          --              --        (28.0)
          Corporate and Other.........    (14.9)      (6.3)        (7.6)           (6.8)       (35.6)
                                         ------     ------        -----          ------       ------
       Total..........................   $(12.6)    $(32.7)       $(7.3)         $ (6.8)      $(59.4)
                                         ======     ======        =====          ======       ======

(2) Net Income included an after-tax gain related to an adjustment on the sale of Financial Information Services, the publishing unit of Moody's Investors Service, of $7.5 million in the quarter ended September 30, an after-tax gain on the settlement of outstanding litigation of $6.6 million and after-tax restructuring expenses of $27.9 million.
(3) Income from Continuing Operations, Net of Income Taxes included after-tax reorganization costs of $.5 million and $22.7 million incurred in the quarters ended March 31 and June 30, respectively, and an after-tax gain on the sale of Financial Information Services, the publishing unit of Moody's Investors Service, of $5.3 million incurred in the quarter ended September 30.
(4) The number of weighted average shares outstanding changes as common shares are issued for employee plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the information relating to the executive officers of the Company set forth in Part I of this Form 10-K, the information called for by Items 10-13 will be contained in the Company's definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 18, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report.

        (1) Financial Statements.
            See Index to Financial Statements and Schedules in Part II, Item 8 on Page 29 of this Form 10-K.

        (2) Financial Statement Schedules.
            None.

        (3) Exhibits.
            See Index to Exhibits on Pages 61-63 of this Form 10-K.

     (b) Reports on Form 8-K.

     On October 26, 1999, the Company filed a report on Form 8-K concerning the resignation of Volney (Terry) Taylor as Chairman, Chief Executive Officer and a Director of the Company, and the appointment of Clifford L. Alexander, Jr., as Chairman and Chief Executive Officer.

     (c) Exhibits.
         See Index to Exhibits on Pages 61-63 of this Form 10-K.

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

                                          THE DUN & BRADSTREET CORPORATION
                                                       (Registrant)

                                          By: /s/
                                               CLIFFORD L. ALEXANDER, JR.
                                            ------------------------------------
                                                 Clifford L. Alexander, Jr.
                                            Chairman and Chief Executive Officer

Date: February 16, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          /s/ CLIFFORD L. ALEXANDER, JR.                          /s/ RONALD L. KUEHN, JR.
---------------------------------------------------  ---------------------------------------------------
           (Clifford L. Alexander, Jr.,                       (Ronald L. Kuehn, Jr., Director)
          Director and Chairman and Chief
 Executive Officer) (principal executive officer)

            /s/ CHESTER J. GEVEDA, JR.                           /s/ HENRY A. MCKINNELL, JR.
---------------------------------------------------  ---------------------------------------------------
    (Chester J. Geveda, Jr., Vice President and              (Henry A. McKinnell, Jr., Director)
  Controller and Acting Chief Financial Officer)
   (principal financial and accounting officer)

                /s/ HALL ADAMS, JR.                                 /s/ VICTOR A. PELSON
---------------------------------------------------  ---------------------------------------------------
            (Hall Adams, Jr., Director)                         (Victor A. Pelson, Director)

              /s/ MARY JOHNSTON EVANS                              /s/ MICHAEL R. QUINLAN
---------------------------------------------------  ---------------------------------------------------
          (Mary Johnston Evans, Director)                      (Michael R. Quinlan, Director)

               /s/ ROBERT R. GLAUBER                                /s/ NAOMI O. SELIGMAN
---------------------------------------------------  ---------------------------------------------------
           (Robert R. Glauber, Director)                        (Naomi O. Seligman, Director)

Date: February 16, 2000

                               INDEX TO EXHIBITS

REGULATION
S-K
EXHIBIT
NUMBER
----------

3  ARTICLES OF INCORPORATION AND BY-LAWS

  .1 Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998
          (incorporated by reference to Exhibit 3.1 to Registrant's
          Quarterly Report on Form 10-Q, filed August 14, 1998).
  .2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Registration No.
          001-14037 on Form 10, dated June 18, 1998).

4  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
                                                       INDENTURES

  .1      Multi-Year Revolving Credit and Competitive Advance
          Facility, dated as of June 9, 1998, among the Registrant
          (p.k.a. The New Dun & Bradstreet Corporation), the Borrowing
          Subsidiaries parties thereto, the Lenders parties thereto, The Chase Manhattan Bank, Citibank, N.A. and Morgan Guaranty
          Trust Company (incorporated by reference to Exhibit 4.1 to
          Registrant's Quarterly Report on Form 10-Q, filed August 14,
          1998).
  .2*     Amended and Restated Credit Agreement, dated as of June 7,
          1999, among the Registrant (p.k.a. The New Dun & Bradstreet
          Corporation), the Borrowing Subsidiaries parties thereto, the Lenders parties thereto, The Chase Manhattan Bank,
          Citibank, N.A. and The Bank of New York.
  .3 Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Registrant's Registration No. 001-14037 on
          Form 10, filed June 18, 1998).
  .4      Rights Agreement, dated as of June 3, 1998, between the
          Registrant (p.k.a. The New Dun & Bradstreet Corporation) and
          First Chicago Trust Company of New York (incorporated by reference to Exhibit 1 to Registrant's Registration No.
          001-14037 on Form 8-A, filed June 18, 1998).

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

  .8 Amended and Restated Transition Services Agreement dated as of June 30, 1998 among R.H. Donnelley Corporation (p.k.a.
          The Dun & Bradstreet Corporation), the Registrant (p.k.a.
          The New Dun & Bradstreet Corporation), Cognizant
          Corporation, IMS Health Incorporated, ACNielsen Corporation and Gartner Group, Inc. (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
  .9      Undertaking of the Registrant (p.k.a. The New Dun &
          Bradstreet Corporation) dated June 29, 1998 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
  .10     Distribution Agreement dated as of October 28, 1996, among
          R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet
          Corporation), Cognizant Corporation and ACNielsen
          Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
          (p.k.a. The Dun & Bradstreet Corporation) for the year ended
          December 31, 1996, file number 1-7155, filed March 27,
          1997).
  .11     Tax Allocation Agreement dated as of October 28, 1996, among
          R.H. Donnelley Corporation (p.k.a. The Dun & Bradstreet
          Corporation), Cognizant Corporation and ACNielsen
          Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
          (p.k.a. The Dun & Bradstreet Corporation) for the year ended
          December 31, 1996, file number 1-7155, filed March 27,
          1997).
  .12 Employee Benefits Agreement dated as of October 28, 1996, among R.H. Donnelley Corporation (p.k.a. The Dun &
          Bradstreet Corporation), Cognizant Corporation and ACNielsen
          Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
          (p.k.a. The Dun & Bradstreet Corporation) for the year ended
          December 31, 1996, file number 1-7155, filed March 27,
          1997).
  .13     Indemnity and Joint Defense Agreement dated as of October
          28, 1996, among R.H. Donnelley Corporation (p.k.a. The Dun &
          Bradstreet Corporation), Cognizant Corporation and ACNielsen
          Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation
          (p.k.a. The Dun & Bradstreet Corporation) for the year ended
          December 31, 1996, file number 1-7155, filed March 27,
          1997).
  .14     Amended and Restated Agreement of Limited Partnership of D&B
          Investors L.P. dated April 1, 1997 (incorporated by reference to Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
  .15     Amendment No. 1 dated July 14, 1997 to the Amended and
          Restated Agreement of Limited Partnership of D&B Investors
          L.P. dated April 1, 1997 (incorporated by reference to
          Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).
  .16     Agreement to Retire General Partner Interest dated October
          21, 1996 by and between D&B Investors L.P. and IMS America,
          Ltd. (incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q, filed August 14,
          1998).
  .17 Assignment Agreements dated as of June 15, 1998 relating to rights and obligations in respect of D&P Investors L.P.
          (incorporated by reference to Exhibit 10.17 to Registrant's
          Quarterly Report on Form 10-Q, filed August 14, 1998).
  .18+    The Dun & Bradstreet Corporation Nonfunded Deferred
          Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to Registrant's Quarterly
          Report on Form 10-Q, filed October 20, 1999).
  .19+    1998 Dun & Bradstreet Replacement Plan for Certain
          Non-Employee Directors Holding Dun & Bradstreet Corporation
          Equity-Based Awards (incorporated by reference to Exhibit
          10.19 to Registrant's Quarterly Report on Form 10-Q, filed
          August 14, 1998).
  .20+    1998 Dun & Bradstreet Non-Employee Directors' Stock
          Incentive Plan (incorporated by reference to Exhibit 10.20 to Registrant's Quarterly Report on Form 10-Q, filed August
          14, 1998).
  .21+    The Dun & Bradstreet Corporation Cash Incentive Plan
          (incorporated by reference to Exhibit 10.21 to Registrant's
          Quarterly Report on Form 10-Q, filed August 14, 1998).
  .22+    The Dun & Bradstreet Corporation Covered Employee Cash
          Incentive Plan (incorporated by reference to Exhibit 10.22 to Registrant's Quarterly Report on Form 10-Q, filed August
          14, 1998).

  .23+    1998 Dun & Bradstreet Replacement Plan for Certain Employees
          Holding Dun & Bradstreet Corporation Equity-Based Awards
          (incorporated by reference to Exhibit 10.23 to Registrant's
          Quarterly Report on Form 10-Q, filed August 14, 1998).
  .24+    1998 Dun & Bradstreet Key Employees' Stock Incentive Plan
          (incorporated by reference to Exhibit 10.24 to Registrant's
          Quarterly Report on Form 10-Q, filed August 14, 1998).
  .25+    Form of Limited Stock Appreciation Rights Agreement
          (incorporated by reference to Exhibit 10.25 to Registrant's
          Quarterly Report on Form 10-Q, filed August 14, 1998).
  .26+    Forms of Change in Control Severance Agreements
          (incorporated by reference to Exhibit 10.26 to Registrant's
          Quarterly Report on Form 10-Q, filed August 14, 1998).
  .27+    Executive Transition Plan (incorporated by reference to
          Exhibit 10.27 to Registrant's Quarterly Report on Form 10-Q,
          filed August 14, 1998).
  .28+*   Executive Transition Plan Agreement dated October 1, 1999, between Frank Sowinski and the Registrant.
  .29+*   Pension Benefit Equalization Plan.
  .30+*   Supplemental Executive Benefit Plan.
  .31+*   Profit Participation Benefit Equalization Plan.
  .32+*   Career Transition Plan.
  .33+*   Employment Agreement effective as of October 25, 1999,
          between Clifford L. Alexander, Jr. and the Registrant.
  .34+*   Severance Agreement and Release dated December 20, 1999,
          between Volney Taylor and the Registrant.
                              21*  SUBSIDIARIES OF THE REGISTRANT
          List of Active Subsidiaries as of January 31, 2000.
                             23*  CONSENTS OF EXPERTS AND COUNSEL
          Consent of PricewaterhouseCoopers LLP.
                                     27*  FINANCIAL DATA SCHEDULE

---------------
* Filed herewith

+ Represents a management contract or compensatory plan