Form 10-Q
period 2000-03-31
DUN & BRADSTREET CORP /DE/
filed 2000-04-18
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C. 20549


                                      FORM 10-Q

(Mark one)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

         For the quarterly period ended March 31, 2000

                                     OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                    For the transition period from to
   -------------------------------         ----------------------------

                       Commission file number 1-14037


                     THE DUN & BRADSTREET CORPORATION
 ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   13-3998945
-------------------------------------      ------------------------------------
-------------------------------------      ------------------------------------
     (State of Incorporation)             (I.R.S. Employer Identification No.)

 One Diamond Hill Road, Murray Hill, NJ                   07974
--------------------------------------     ------------------------------------
--------------------------------------     ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code            (908) 665-5000
                                                              -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Title of Class                                         Shares Outstanding
      Common Stock,                                         at March 31, 2000
    par value $.01 per share                                   161,705,834

                        THE DUN & BRADSTREET CORPORATION

                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                             PAGE


Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three Months Ended March 31, 2000 and 1999                              3

Consolidated Balance Sheets (Unaudited)
      March 31, 2000 and December 31, 1999                                    4

Consolidated Statements of Cash Flows (Unaudited)
      Three Months Ended March 31, 2000 and 1999                              5

Notes to Consolidated Financial Statements (Unaudited)                     6-11

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12-17



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                   19








The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                                                    Quarter Ended
                                                                                      March 31,

                                                                              --------------------------

Amounts in millions, except per share data                                           2000          1999

---------------------------------------------------------------------------   ------------  ------------

Operating Revenues                                                                 $495.7        $490.9
---------------------------------------------------------------------------   ------------  ------------

Operating Costs:
    Operating Expenses                                                              146.8         146.1
    Selling and Administrative Expenses                                             195.0         204.8
    Depreciation and Amortization                                                    34.1          35.4
---------------------------------------------------------------------------   ------------  ------------
Operating Costs                                                                     375.9         386.3
---------------------------------------------------------------------------   ------------  ------------
Operating Income                                                                    119.8         104.6
---------------------------------------------------------------------------   ------------  ------------
Non-Operating Expense - Net:
    Interest Income                                                                   0.8           0.5
    Interest Expense                                                                 (1.1)         (0.8)
    Minority Interest Expense                                                        (5.6)         (5.6)
    Other Expense - Net                                                              (0.3)         (0.5)
---------------------------------------------------------------------------   ------------  ------------
Non-Operating Expense - Net                                                          (6.2)         (6.4)
---------------------------------------------------------------------------   ------------  ------------
Income before Provision for Income Taxes                                            113.6          98.2
Provision for Income Taxes                                                           45.8          37.8
---------------------------------------------------------------------------   ------------  ------------
Net Income                                                                         $ 67.8        $ 60.4
---------------------------------------------------------------------------   ------------  ------------
Basic Earnings Per Share of Common Stock                                           $ 0.42        $ 0.37
---------------------------------------------------------------------------   ------------  ------------
Diluted Earnings Per Share of Common Stock                                         $ 0.42        $ 0.36
---------------------------------------------------------------------------   ------------  ------------
---------------------------------------------------------------------------   ------------  ------------
Dividends Paid Per Share of Common Stock                                           $0.185        $0.185
---------------------------------------------------------------------------   ------------  ------------
---------------------------------------------------------------------------   ------------  ------------
Weighted Average Number of Shares Outstanding:
    Basic                                                                           161.2         165.1
---------------------------------------------------------------------------   ------------  ------------
    Diluted                                                                         162.5         167.9
---------------------------------------------------------------------------   ------------  ------------

The accompanying notes are an integral part of the consolidated financial statements.




The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                                     March 31,      December 31,
Dollar amounts in millions, except per share data                                                         2000              1999
--------------------------------------------------------------------------------------------  -----------------  ----------------
Assets

Current Assets
Cash and Cash Equivalents                                                                              $  70.0           $ 113.2
Accounts Receivable---Net of Allowance of $40.2 in 2000 and $38.0 in 1999                                508.0             454.4
Other Current Assets                                                                                     219.9             217.4
                                                                                              -----------------  ----------------
                    Total Current Assets                                                                 797.9             785.0
--------------------------------------------------------------------------------------------  -----------------  ----------------


Non-Current Assets
Property, Plant and Equipment, Net                                                                       275.7             280.0
Prepaid Pension Costs                                                                                    284.1             266.9
Computer Software, Net                                                                                   150.3             156.2
Goodwill, Net                                                                                            174.1             167.5
Other Non-Current Assets                                                                                 129.3             130.1
                                                                                              -----------------  ----------------
                    Total Non-Current Assets                                                           1,013.5           1,000.7
--------------------------------------------------------------------------------------------  -----------------  ----------------


Total Assets                                                                                         $ 1,811.4          $1,785.7
--------------------------------------------------------------------------------------------  -----------------  ----------------


--------------------------------------------------------------------------------------------  -----------------  ----------------

Current Liabilities
Notes Payable                                                                                          $  38.9           $ 127.3
Accrued Income Taxes                                                                                     396.9             349.1
Other Accrued and Current Liabilities                                                                    395.0             486.9
Unearned Subscription Income                                                                             534.8             451.5
                                                                                              -----------------  ----------------
                    Total Current Liabilities                                                          1,365.6           1,414.8
                                                                                              -----------------  ----------------

Pension and Postretirement Benefits                                                                      371.4             368.0
Other Non-Current Liabilities                                                                            104.7             117.6

Contingencies (Note 6)

Minority Interest                                                                                        302.1             301.9

Shareholders' Equity
Preferred Stock, authorized---10,000,000 shares;
     $.01 par value per share--- outstanding---none
Series Common Stock, authorized---10,000,000 shares;
     $.01 par value per share--- outstanding---none
Common Stock, authorized---400,000,000 shares;
     $.01 par value per share---2000 and 1999, issued---171,451,136 shares                                 1.7               1.7
Capital Surplus                                                                                          230.4             237.3
Retained Earnings                                                                                       (39.0)           (105.9)
Treasury Stock, at cost, 9,745,302 and 10,627,327 shares
     for 2000 and 1999, respectively                                                                   (301.5)           (330.2)
Cumulative Translation Adjustment                                                                      (185.6)           (181.1)
Minimum Pension Liability                                                                               (38.4)            (38.4)
--------------------------------------------------------------------------------------------  -----------------  ----------------
Total Shareholders' Equity                                                                             (332.4)           (416.6)

--------------------------------------------------------------------------------------------  -----------------  ----------------
Total Liabilities and Shareholders' Equity                                                           $ 1,811.4        $ 1,785.7
--------------------------------------------------------------------------------------------  -----------------  ----------------

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Quarter Ended March 31,


Dollar amounts in millions                                2000     1999
------------------------------------------------------ -------- --------

Cash Flows from Operating Activities:
Net Income                                              $ 67.8   $ 60.4

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation and Amortization                         34.1     35.4
    Restructuring Payments                                (7.9)      -
    Net Increase in Accounts Receivable                  (54.2)   (76.8)
    Accrued Income Taxes                                  47.8     40.1
    (Decrease) Increase in Long Term Liabilities         (12.5)     6.1
    Increase in Other Long Term Assets                   (14.5)    (0.3)
    Net Decrease (Increase) in Other Working Capital
     Items                                                31.8     (2.6)
    Other                                                  6.8      5.0
------------------------------------------------------ -------- --------
Net Cash Provided by Operating Activities                 99.2     67.3
--------------------------------------------------------------- --------

Cash Flows from Investing Activities:
Proceeds from Sales of Marketable Securities               0.9      9.0
Payments for Marketable Securities                        (1.1)    (9.9)
Payments for Acquisition of Business                     (17.4)      -
Capital Expenditures                                     (11.2)   (10.3)
Additions to Computer Software and Other Intangibles     (14.1)   (18.2)
Other                                                      7.6      9.4
------------------------------------------------------ -------- --------
Net Cash Used in Investing Activities                    (35.3)   (20.0)
------------------------------------------------------ -------- --------

Cash Flows from Financing Activities:
Payment of Dividends                                     (29.9)   (30.6)
Payments for Purchase of Treasury Shares                  (3.5)   (91.1)
Net Proceeds from Stock Plans                             16.0     27.0
(Decrease) Increase in Commercial Paper Borrowings       (86.7)    27.9
Other                                                     (2.7)     0.3
------------------------------------------------------ -------- --------
Net Cash Used in Financing Activities                   (106.8)   (66.5)
------------------------------------------------------ -------- --------
Effect of Exchange Rate Changes on Cash and Cash
Equivalents                                               (0.3)    (0.5)
--------------------------------------------------------------- --------
Decrease in Cash and Cash Equivalents                   (43.2)    (19.7)
Cash and Cash Equivalents, Beginning of Year            113.2      90.6
--------------------------------------------------------------- --------
Cash and Cash Equivalents, End of Quarter              $ 70.0    $ 70.9
--------------------------------------------------------------- --------

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes of The Dun & Bradstreet Corporation's (the "Company") 1999 Annual Report on Form 10-K. The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.


Effective January 1, 2000, responsibility for the management of the D&B operating company's Canadian business was moved from its Asia Pacific and Latin America segment to its U.S. segment (now called D&B North America) to take advantage of marketing synergies between the U.S. and Canada. As such, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of a Business Enterprise," prior year's segment information has been restated to reflect the change. Certain other prior-year amounts have been reclassified to conform to the 2000 presentation.


Note 2   - Reconciliation of Weighted Average Shares

(share data in thousands)                                                                 Three Months ended March 31
                                                                                          ---------------------------
                                                                                            2000                 1999
                                                                                            ----                 ----

Weighted average number of shares-basic                                                  161,197              165,118
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                                              944                2,188
Adjustment of shares applicable to stock options exercised during the
   period and performance share plans                                                        360                  610
                                                                                         -------               ------
Weighted average number of shares-diluted                                                162,501              167,916
                                                                                         =======              =======

As required by SFAS No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the table outlined above. The conversion of diluted shares has no impact on the Company's operating results. Options to purchase 9.1 million and
3.3 million shares of common stock were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

Note 3 - Comprehensive Income

The Company's total comprehensive income for the three-month periods ended March 31, were as follows:


          Amounts in millions                                                            2000           1999
                                                                                         ----           ----

          Net income                                                                    $67.8          $60.4
          Other comprehensive (loss) income - foreign
            currency translation adjustment                                              (4.5)           1.7
                                                                                      --------      --------
          Total comprehensive income                                                    $63.3          $62.1
                                                                                      ========      ========


Note 4 - Acquisitions

On January 27, 2000, Moody's acquired the net assets of a financial software products company for $17.4 million in cash. The acquisition was accounted for using the purchase method of accounting for business combinations. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill and other intangibles of approximately $17.2 million, which will be amortized on a straight-line basis over 3-10 years.

The following unaudited pro-forma information presents the results of operations of the Company for the three months ended March 31, as if the acquisition had taken place on January 1, 1999:


          Amounts in millions, except per share data                                     2000           1999
                                                                                         ----           ----

          Operating revenues                                                           $496.4         $492.6
          Net income                                                                    $68.1          $59.5
          Earnings per share of common stock
               Basic                                                                     $.42           $.36
               Diluted                                                                   $.42           $.35

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

Note 5 - Restructuring

During the fourth quarter of 1999, the Company recorded a restructuring charge of $41.2 million, comprised of severance costs of $32.7 million, write off of certain assets made obsolete or redundant and abandoned of $3.9 million and leasehold termination obligations of $4.6 million. The restructuring includes:
(1) office consolidations and organization changes in both Europe and other international locations and improvements in sales and data collection operations in Europe; (2) realigning and streamlining the Company's global technology organization and outsourcing certain software and product development to resources outside the United States and Europe; and (3) migrating data collection in the U.S. to telephonic data collection and closing 15 U.S. field data collection offices.

The following chart summarizes the activity with respect to the components of these restructuring actions during the three months ended March 31, 2000:

                                                            Lease
                                                          termination
   (Amounts in millions)          Severance costs         obligations           Total

   December 31, 1999                   $30.2                $4.5                $34.7
   Payments made                        (7.5)                (.4)               $(7.9)
                                      -------             -------               -----
   March 31, 2000                      $22.7                $4.1                $26.8
                                      -------             -------               -----

As of March 31, 2000, the Company has terminated 316 associates and anticipates completion of the restructuring actions by the end of 2000.

Note 6 - Contingencies

The Company and its subsidiaries are involved in legal proceedings, claims, litigation and tax matters arising in the ordinary course of business. In the opinion of management, the outcome of such matters could have a material effect on quarterly or annual operating results or cash flows. However, in the opinion of management, these matters will not materially affect the Company's financial position when resolved in a future period.

In addition, the Company also has certain other contingencies discussed below.

Information Resources, Inc.

On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as "The Dun & Bradstreet Corporation" ("Old D&B"), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants, as well as a predecessor of the Company, was a wholly owned subsidiary of Old D&B.

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

In November 1996, Old D&B completed a distribution to its shareholders (the "1996 Distribution") of the capital stock of ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Old D&B entered into an
Indemnity  and  Joint  Defense  Agreement  (the  "Indemnity  and  Joint  Defense
Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Old D&B and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

In June 1998, Old D&B completed a distribution to its shareholders (the "1998 Distribution") of the capital stock of the Company and changed its name to R.H. Donnelley Corporation ("Donnelley") In connection with the 1998 Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

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

The Internal Revenue Service ("IRS"), as part of its audit process, is continuing its review of the Company's utilization of certain capital losses generated during 1989 and 1990. While the Company has not received a formal assessment with respect to these transactions, the Company expects that the IRS will challenge the Company's utilization of these capital losses and expects to receive an assessment during the second quarter of 2000. The Company believes that as of March 31, 2000, the cash obligation to the IRS is approximately $565 million for taxes and accrued interest. Pursuant to a series of agreements, IMS and NMR are jointly and severally liable to pay one-half, and the Company the other half of any payments for taxes and accrued interest, arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million.

In connection with the 1998 Distribution, the Company and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities of Donnelley arising from these tax matters and has agreed to indemnify Donnelley in connection with such potential liabilities.

As of March 31, 2000, the Company has accrued its anticipated share of the probable liability (approximately $351 million, including $189 million of tax-deductible interest) arising from the Company's utilization of these capital losses in 1989 and 1990. As a result, the Company believes that the final resolution of this matter will not have a material effect on the results of operations, but could have a material effect on cash flows and financial position.


Note 7 - Reorganization Plan

On December 15, 1999, the Company announced that it will pursue the separation of Moody's and the D&B operating company into two independent, publicly traded companies. On February 16, 2000, the Company announced that the separation would be accomplished by spinning off, through a tax-free distribution to shareholders (the "2000 Distribution"), all of the shares of common stock of a newly formed, wholly owned subsidiary corporation ("New D&B") comprising the business of the D&B operating company. The 2000 Distribution is subject to final approval by the Company's Board of Directors and obtaining a favorable ruling from the IRS with respect to the tax-free treatment of the distribution. After the 2000 Distribution, the business of the Company will consist entirely of the business conducted by Moody's, and New D&B will be a new publicly traded company (comprising the business of the D&B operating company) that will succeed to the name "The Dun & Bradstreet Corporation." The Company expects to complete the reorganization by the end of the third quarter of 2000.


Note 8 - Segment Information

                                                                                     Quarter Ended
                                                                                       March 31,
                                                                             ------------------------------

Amounts in millions                                                                   2000            1999
---------------------------------------------------------------------------  --------------  --------------



Operating Revenues:
    Dun & Bradstreet North America                                                  $253.2          $241.6
    Dun & Bradstreet Europe                                                           88.8            98.8
    Dun & Bradstreet Asia Pacific/Latin America                                       14.5            13.6
                                                                             --------------  --------------
      Total Dun & Bradstreet Operating Company                                       356.5           354.0
    Moody's Investors Service                                                        139.2           136.9
                                                                            --------------   --------------

Consolidated Operating Revenues                                                     $495.7          $490.9
                                                                             --------------  --------------

Operating Income (Loss):

    Dun & Bradstreet North America                                                  $ 80.5          $ 71.8
    Dun & Bradstreet Europe                                                          (13.3)          (15.1)
    Dun & Bradstreet Asia Pacific/Latin America                                       (3.7)           (3.8)
                                                                             --------------  --------------
      Total Dun & Bradstreet Operating Company                                        63.5            52.9
    Moody's Investors Service                                                         65.5            63.7
    Corporate and Other                                                               (9.2)          (12.0)
                                                                             --------------  --------------

Consolidated Operating Income                                                       $119.8          $104.6
                                                                             --------------  --------------





Supplemental Geographic and Product Line Information:
                                                                                     Quarter Ended
                                                                                       March 31,
                                                                             ------------------------------
    Geographic Revenue                                                                2000            1999
---------------------------------------------------------------------------  --------------  --------------

      United States                                                                 $345.8          $344.3
      International                                                                  149.9           146.6
                                                                             --------------  --------------
    Consolidated Operating Revenues                                                 $495.7          $490.9
                                                                             --------------  --------------
    Product Line Revenues
---------------------------------------------------------------------------  --------------  --------------

      Credit Information Services                                                   $235.0          $240.1
      Marketing Information Services                                                  78.1            75.3
      Purchasing Information Services                                                  4.7             4.3
      Receivables Management Services                                                 38.7            34.3
                                                                             --------------  --------------

    Total Dun & Bradstreet Operating Company                                        $356.5          $354.0
                                                                             --------------  --------------

Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

Overview

2000 Distribution

On December 15, 1999, the Company announced that it will pursue the separation of Moody's and the D&B operating company into two independent, publicly traded companies. On February 16, 2000, the Company announced that the separation would be accomplished by spinning off, through a tax-free distribution to shareholders (the "2000 Distribution"), all of the outstanding shares of a newly formed subsidiary corporation ("New D&B") comprising the business of the D&B operating company. The 2000 Distribution is subject to final approval by the Company's Board of Directors and obtaining a favorable ruling from the Internal Revenue Service ("IRS") with respect to the tax-free treatment of the distribution. After the 2000 Distribution, the business of the Company will consist entirely of the business conducted by Moody's, and New D&B will be a new publicly traded company (comprising the business of the D&B operating company) that will succeed to the name "The Dun & Bradstreet Corporation." The Company expects to complete the 2000 Distribution by the end of the third quarter of 2000.

Management Reorganization

Effective January 1, 2000, responsibility for the management of the D&B operating company's Canadian business was moved from its Asia Pacific and Latin America ("D&B APLA") segment to its U.S. segment (now called D&B North America) to take advantage of marketing synergies between the U.S. and Canada. As such, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of a Business Enterprise," prior year's segment information has been restated to reflect the change.

Results of Operations

Consolidated Results

For the first quarter of 2000, the Company reported net income of $67.8 million, up 12% compared with $60.4 million reported for the first quarter of 1999. Earnings per share for the first quarter of 2000 of $.42 basic and diluted were up 14% and 17% compared with 1999 first quarter basic earnings per share of $.37 and diluted earnings per share of $.36.

Operating revenues for the first quarter were up 1% to $495.7 million in 2000 from $490.9 million in 1999. Revenue growth for the quarter reflects 1% growth for D&B operating company and 2% growth at Moody's. Moderate growth for D&B North America and APLA was offset by a decline in Europe. An unfavorable capital markets environment in the U.S negatively influenced Moody's revenue growth. Excluding the impact of foreign exchange, revenues for the first quarter of 2000 would have increased 3% compared with the first quarter of 1999, with D&B operating company growth of 3% and Moody's growth of 2%.

Operating expenses were essentially flat at $146.8 million during the first quarter of 2000 compared to $146.1 million in the same period in 1999. Selling and administrative costs decreased by 5% to $195.0 million during the first quarter of 2000 compared to the same period of 1999, resulting from cost reductions attributable to the restructuring actions implemented in the fourth quarter of 1999 by the D&B operating company and lower expenses incurred by corporate headquarters for compensation and consulting services.

Operating income for the first quarter of 2000 of $119.8 million was 15% higher than 1999 first quarter operating income of $104.6 million. This increase reflects strong growth in operating income at the D&B operating company, largely resulting from the higher revenues and lower expenses, as well as the lower expenses incurred by corporate headquarters.

Non-operating expense-net was $6.2 million for the first quarter of 2000 compared with non-operating expense-net of $6.4 million for the first quarter of 1999. The components of non-operating expense-net, including interest income and expense, minority interest expense and other income-net, remained level when comparing the first quarter of 2000 with the first quarter of 1999.

The effective tax rate was 40.3% for the first quarter of 2000 compared with 38.5% in 1999. This increase resulted from a number of factors, including the refinement of certain estimates during the third and fourth quarters of 1999 and the inclusion in the first quarter of 1999 of certain one-time refunds of state and local taxes.

Segment Results

D&B North America revenues were $253.2 million in the first quarter of 2000, up 5% from 1999 first quarter revenues of $241.6 million. In comparing the first quarter of 2000 with the first quarter of 1999, Credit Information Services
("Credit")  increased  2% to  $162.2  million,  Marketing  Information  Services
("Marketing")  increased 8% to $62.7 million,  Purchasing  Information  Services
("Purchasing") was flat at $4.3 million and Receivables Management Services ("RMS") increased 24% to $24.0 million. D&B North America operating income was $80.5 million in the first quarter of 2000, up 12% from the prior year operating income of $71.8 million, driven by the higher revenues and lower expenses resulting from the restructuring actions implemented in the fourth quarter of 1999.

D&B Europe's revenues were $88.8 million in the first quarter of 2000, down 10% when compared to 1999 first quarter revenues of $98.8 million. Excluding the impact of foreign exchange, D&B Europe's revenues were down 1%. In comparing the first quarter of 2000 with the first quarter of 1999, Credit revenues decreased 11% to $63.5 million, Marketing revenues decreased 12% to $13.5 million, and RMS revenues decreased 4% to $11.4 million. In the first quarter of 2000, D&B Europe had $.4 million revenues from Purchasing products, which were introduced in the second half of 1999. Excluding the impact of foreign exchange, D&B Europe would have reported in the first quarter of 2000 a decrease in Credit revenues of 2%, a decrease in Marketing revenues of 5% and an increase in RMS revenues of 7%, in each case in comparison with 1999. D&B Europe reported an operating loss of $13.3 million for the first quarter of 2000, compared with $15.1 million in the prior year, an improvement of 12%. Excluding the impact of foreign exchange, the operating loss would have been reduced by 10%. The reduction of loss was influenced by the restructuring actions implemented in the fourth quarter of 1999, which have reduced the cost structure.

D&B APLA's revenues were $14.5 million in the first quarter of 2000, up 6% compared with1999 first quarter revenues of $13.6 million. Excluding the impact of foreign exchange rates, revenue would have increased by 3%. In comparing the first quarter of 2000 with the first quarter of 1999, D&B APLA Credit revenues increased 3% to $9.3 million, Marketing revenues increased 11% to $1.9 million and RMS revenues increased 14% to $3.3 million. Excluding the impact of foreign exchange, D&B APLA would have reported a decline in Credit revenues of 1%, an increase in Marketing revenues of 7% and an increase in RMS of 12%. D&B APLA reported an operating loss of $3.7 million in the first quarter of 2000 compared with a loss of $3.8 million in the first quarter of 1999.

Moody's revenues of $139.2 million in the first quarter of 2000 were up 2% from $136.9 million reported in the first quarter of 1999. Securities issuances in the U.S. capital markets declined in the first quarter 2000 versus the same period in 1999 as a result of unsettled market conditions related to interest rate increases. This resulted in revenue declines in the taxable, structured and tax-exempt markets. Offsetting the declines, however, were bank loan ratings revenues which doubled from prior-year levels, and increases in international ratings revenues and revenues from research and risk management services. International ratings revenues increased 44%, driven by new corporate issuers in Europe and strong growth in structured finance in Europe and Japan. Revenue from research and risk management services products grew 24% to $17.4 million, after including first quarter of 2000 revenues of $.8 million attributable to the acquisition of a financial software products company during the quarter. The growth in research and risk management services revenues resulted strong international sales and demand for Internet delivery. Moody's operating income of $65.5 million in the first quarter of 2000 was up 3% from first quarter 1999, reflecting the modest revenue growth. Operating income was negatively affected by $1.5 million of costs related to the acquisition.

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


Liquidity and Financial Position

The Company intends to complete the 2000 Distribution by the end of the third quarter of 2000. Although the capital structures of the two independent companies have not been finalized, it is expected that operating cash flows, supplemented as needed with financing arrangements, will be sufficient to meet the needs of the two companies in the future.

At March 31, 2000, cash and cash equivalents totaled $70.0 million, a decrease of $43.2 million from $113.2 million held at December 31, 1999. An acquisition made by Moody's and the paydown of commercial paper outstanding at December 31, 1999, affected cash flows for the quarter ended March 31, 2000. During the first quarter of 1999, the increase in commercial paper borrowings needed to support the Company's share repurchase program (described below) affected cash flows.

Operating activities generated net cash of $99.2 million during the first quarter of 2000 compared with $67.3 million from continuing operations in 1999. Higher operating income at the D&B operating company and lower incentive compensation payments contributed to the improvement in cash flows when comparing the first quarter of 2000 with the same period of the prior year.

During the first quarter of 2000, the company made payments of $7.9 million related to the restructuring actions implemented during the fourth quarter of 1999. As of March 31, 2000, the Company has terminated 316 associates out of the 700 contemplated in the plans. The Company anticipates completion of the restructuring actions by the end of 2000, including the payment of the majority of the associated costs.

Net cash used in investing activities was $35.3 million for the first quarter of 2000 compared to $20.0 million in 1999. The first quarter of 2000 included an acquisition by Moody's of a financial software products company for $17.4 million in cash. The acquisition was accounted for using the purchase method of accounting for business combinations. In the first quarter of 2000 capital expenditures and additions to computer software and other intangibles totaled $25.3 million compared with $28.5 million in the first quarter of 1999, due to higher expenditures in the prior year on back office systems implemented in 1999.

Net cash used in financing activities was $106.8 million during the first quarter of 2000 compared with $66.5 million in the first quarter of 1999. Payments of dividends accounted for $29.9 million in the first quarter of 2000 compared with $30.6 million in the first quarter of 1999.

During the first quarter of 2000, the Company decreased its net commercial paper borrowings by $86.7 million, while during the first quarter of 1999, the Company increased its net commercial paper borrowings by $27.9 million in order to support its share repurchase program. At March 31, 2000 and 1999, the Company had $38.9 million and $63.9 million, respectively, of commercial paper borrowings outstanding.

During the first quarter of 2000, the Company repurchased 125,000 shares for $3.5 million in connection with the Company's Employee Stock Purchase Plan and to offset a portion of the shares issued under incentive plans. During the first quarter of 1999, the Company purchased 1.6 million shares for $56.4 million under the Company's $300 million special stock repurchase program authorized by its Board of Directors in June 1998 and completed during 1999. During the first quarter of 1999, the Company also repurchased 1.0 million shares for $34.7 million in connection with the Company's Employee Stock Purchase Plan and to offset shares issued under incentive plans. Shares issued for Company incentive plans totaled 1.0 million and 1.6 million shares during the first quarter of 2000 and 1999, respectively. Proceeds received from the exercise of stock options were $16.0 million for the first quarter of 2000 compared to $27.0 million in 1999.

The IRS is continuing its review of the Company's utilization of certain capital losses generated during 1989 and 1990. The Company believes that as of March 31, 2000, the cash obligation to the IRS is approximately $565 million for taxes and accrued interest. Pursuant to a series of agreements, IMS Health Incorporated and Nielsen Media Research, Inc. are jointly and severally liable to pay one-half, and the Company the other half, of any payments for taxes and accrued interest, arising from this matter and certain other potential tax liabilities after the Company pays the first $137 million. The Company's share of the taxes and accrued interest with respect to this matter is approximately $351 million as of March 31, 2000, of which $189 million represents tax-deductible interest. The Company expects that an assessment will be issued from the IRS during the second quarter of 2000. At that time, the Company will consider its options, which include satisfying its obligation to the IRS for its share of the liability. The funds that would be needed to make such a payment are expected to come from external borrowings.


New European Currency

On January 1, 1999, eleven of the countries in the European Union began a three-year transition to a single European currency ("euro") to replace the national currency of each participating country. The Company intends to phase in the transition to the euro over the next two years. The Company has established a task force to address issues related to the euro. The Company believes that the euro conversion may have a material impact on its operations and financial condition if it fails to successfully address such issues. The task force has prepared a project plan and is proceeding with the implementation of that plan. The Company's project plan includes the following: ensuring that the Company's information technology systems that process data for inclusion in the Company's products and services can appropriately handle amounts denominated in euro contained in data provided to the Company by third-party data suppliers; modification of the Company's products and services to deal with euro-related issues; and modification of the Company's internal systems (such as payroll, accounting and financial reporting) to deal with euro-related issues. The Company does not believe that the cost of such modifications will have a material effect on the Company's results of operations or financial condition. There is no guarantee that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur. The conversion to the euro may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature; however, any such impact is not known at this time.


Forward-Looking Statements

Certain statements in this on Form 10-Q are forward-looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "anticipate," "should," "aims," "intends," "planned," "estimated," "potential," "target" and "goal," among others. All such forward-looking statements are based on the Company's reasonable expectations at the time they are made. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include: (1) complexity and uncertainty regarding the development of new high-technology products; (2) possible loss of market share through competition; (3) introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the business information and risk management industries and markets; (6) the Company's ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (7) the Company's ability to complete the implementation of its euro plans on a timely basis and the competitive implications that the conversion to the euro may have on the Company's pricing and marketing strategies; (8) the possible loss of key employees to investment or commercial banks, or elsewhere; (9) fluctuations in foreign currency exchange rates; (10) changes in the interest rate environment; (11) the outcome of the IRS's review of the Company's utilization of capital losses described above under the Liquidity and Financial Position section and the associated cash flow implications; (12) the ability to complete the restructuring actions at the D&B operating company in a timely fashion at forecasted costs without adverse effects on operations; and (13) the ability to implement the 2000 Distribution on a timely basis without adverse impact on the conduct of the Company's business.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
Information in response to this Item is included in Note 6 - Contingencies on Pages 8-10 in Part I, Item 1 of this Form 10-Q.

The following summarizes certain developments with respect to the IRI case discussed in Note 6:

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


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:
           (27) Financial Data Schedule

(b)     Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        THE DUN & BRADSTREET CORPORATION


Date: April 18, 2000           By:CHESTER J. GEVEDA, JR.
                                  --------------------------------------------
                                  Chester J. Geveda, Jr.
                                  Vice President and Controller and Acting Chief Financial Officer