Form 10-Q
period 2000-06-30
DUN & BRADSTREET CORP /DE/
filed 2000-08-14
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D. C. 20549


                                          FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the quarterly period ended June 30, 2000

                                      OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the transition period from   to
       -----------------------------           -----------------------------

                        Commission file number 001-14037


                    THE DUN & BRADSTREET CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 13-3998945
-------------------------------------     -------------------------------------
-------------------------------------     -------------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

One Diamond Hill Road, Murray Hill, NJ                     07974
--------------------------------------    -------------------------------------
--------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (908) 665-5000
                                                      -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Title of Class                                        Shares Outstanding
        Common Stock,                                           at June 30, 2000
     par value $0.01 per share                                  162,099,357

                           THE DUN & BRADSTREET CORPORATION

                                  INDEX TO FORM 10-Q




PART I. FINANCIAL INFORMATION                                                               PAGE



Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited)
      Three and Six Months Ended June 30, 2000 and 1999                                        3

Consolidated Balance Sheets (Unaudited)
      June 30, 2000 and December 31, 1999                                                      4

Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 2000 and 1999                                                  5

Notes to Consolidated Financial Statements (Unaudited)                                        6-14

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                  15-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk                             26


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings                                                                      26

Item 4.  Submission of Matters to a Vote of Security Holders                                 26-27

Item 6. Exhibits and Reports on Form 8-K                                                       27

SIGNATURES                                                                                     28

The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)


                                                                         Quarter Ended                         Year-to-Date
                                                                            June 30,                              June 30,
                                                                      --------------------------------      -----------------------

Amounts in millions, except per share data                                2000               1999          2000          1999

----------------------------------------------------------------   -------------     --------------     ----------   --------------

Operating Revenues                                                     $ 347.8            $ 349.8         $ 704.3           $ 703.8
---------------------------------------------------------------    -------------     --------------      ---------   --------------

Operating Costs:
      Operating Expenses                                                 132.9              140.7           267.8             272.2
      Selling and Administrative Expenses                                140.4              134.8           279.0             285.7
      Depreciation and Amortization                                       26.3               33.0            56.4              65.1
      Reorganization Costs                                                 2.2                  -             2.2                 -
----------------------------------------------------------------   -------------     --------------      ---------   --------------
Operating Costs                                                          301.8              308.5           605.4             623.0
----------------------------------------------------------------   -------------     --------------      ----------  --------------
Operating Income                                                          46.0               41.3            98.9              80.8
----------------------------------------------------------------   -------------     --------------      ----------  --------------
Non-Operating Expense - Net:
      Interest Income                                                      1.0                0.5             1.8              1.0
      Interest Expense                                                    (2.9)              (1.2)           (4.0)            (2.0)
      Minority Interest Expense                                           (5.6)              (5.6)          (11.2)           (11.2)
      Other Expense - Net                                                 (0.2)              (1.2)           (1.0)            (1.7)
------------------------------------------------------------------ -------------     --------------      ----------  --------------
Non-Operating Expense - Net                                               (7.7)              (7.5)          (14.4)           (13.9)
------------------------------------------------------------------ -------------     --------------      ----------  --------------
Income before Provision for Income Taxes                                  38.3               33.8            84.5              66.9
Provision for Income Taxes                                                17.2               13.9            36.4              27.6
------------------------------------------------------------------ -------------     --------------      ----------   -------------
Income from Continuing Operations                                         21.1               19.9            48.1              39.3
Income from Discontinued Operations, Net of Income
      Taxes of $30.1 and $56.6 in 2000 and $27.6 and
      $51.8 in 1999                                                       46.8               46.5            87.6              87.5
------------------------------------------------------------------ -------------     --------------      ----------  --------------
Net Income                                                             $  67.9            $  66.4         $ 135.7           $ 126.8
------------------------------------------------------------------ -------------     --------------      ----------  --------------
Basic Earnings Per Share of Common Stock:
      Continuing Operations                                            $  0.13            $  0.12         $  0.30           $  0.24
      Discontinued Operations                                             0.29               0.29            0.54              0.53
------------------------------------------------------------------ -------------     --------------      ----------  --------------
Basic Earnings Per Share of Common Stock                               $  0.42            $  0.41         $  0.84           $  0.77
-----------------------------------------------------------------  -------------     --------------      ----------  --------------
Diluted Earnings Per Share of Common Stock:
      Continuing Operations                                            $  0.13            $  0.12         $  0.30           $  0.24
      Discontinued Operations                                             0.29               0.28            0.53              0.52
------------------------------------------------------------------ -------------     -------------       ----------  --------------
Diluted Earnings Per Share of Common Stock                             $  0.42            $  0.40         $  0.83           $  0.76
------------------------------------------------------------------ -------------     --------------      ----------  --------------
------------------------------------------------------------------ -------------     --------------      ----------  --------------
Dividends Paid Per Share of Common Stock                               $ 0.185            $ 0.185         $ 0.370           $ 0.370
------------------------------------------------------------------ -------------     --------------      ----------  --------------
----------------------------------------------------------------   -------------     --------------      ----------  --------------
Weighted Average Number of Shares Outstanding:
      Basic                                                             161.9              162.2            161.5             163.6
------------------------------------------------------------------ -------------     --------------      ----------  --------------
      Diluted                                                           163.3              164.8            162.8             166.2
------------------------------------------------------------------ -------------     --------------      ----------- --------------

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                                          June 30,         December 31,
Dollar amounts in millions, except per share data                                             2000                 1999
------------------------------------------------------------------------------    -----------------   ------------------
Assets

Current Assets
Cash and Cash Equivalents                                                                $    54.8            $   109.4
Accounts Receivable---Net of Allowance of  $18.3 in  2000 and $17.4 in 1999                  332.2                363.7
Other Current Assets                                                                         108.6                133.6
                                                                                  -----------------   ------------------
                    Total Current Assets                                                     495.6                606.7
------------------------------------------------------------------------------    -----------------   ------------------

Non-Current Assets
Property, Plant and Equipment, Net                                                           221.4                240.3
Prepaid Pension Costs                                                                        242.9                217.2
Computer Software, Net                                                                       135.1                149.8
Goodwill, Net                                                                                148.8                166.6
Other Non-Current Assets                                                                     184.6                194.2
                                                                                  -----------------   ------------------
                    Total Non-Current Assets                                                 932.8                968.1
------------------------------------------------------------------------------    -----------------   ------------------
Total Assets                                                                            $  1,428.4           $  1,574.8
------------------------------------------------------------------------------    -----------------   ------------------

------------------------------------------------------------------------------    -----------------   ------------------

Current Liabilities
Notes Payable                                                                            $   291.9            $   126.2
Accrued Income Taxes                                                                             -                175.4
Other Accrued and Current Liabilities                                                        305.9                382.2
Unearned Subscription Income                                                                 375.5                353.2
                                                                                  -----------------   ------------------
                    Total Current Liabilities                                                973.3              1,037.0
                                                                                  -----------------   ------------------

Pension and Postretirement Benefits                                                          362.3                365.0
Net Liabilities of Discontinued Operations                                                    35.8                222.8
Other Non-Current Liabilities                                                                 57.1                 64.7

Contingencies (Note 7)

Minority Interest                                                                            302.5                301.9

Shareholders' Equity
Preferred Stock, $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Series Common Stock,  $.01 par value per share, authorized---10,000,000 shares;
     --- outstanding---none
Common Stock, $.01 par value per share, authorized---400,000,000 shares;
     --- issued---171,451,136 shares                                                           1.7                  1.7
Capital Surplus                                                                              226.5                237.3
Retained Earnings                                                                             (0.1)              (105.9)
Treasury Stock, at cost, 9,351,779 and 10,627,327 shares
     at June 30, 2000 and December 31, 1999, respectively                                   (291.4)              (330.2)
Cumulative Translation Adjustment                                                           (200.9)              (181.1)
Minimum Pension Liability                                                                    (38.4)               (38.4)
------------------------------------------------------------------------------    -----------------   ------------------
Total Shareholders' Equity                                                                  (302.6)              (416.6)

------------------------------------------------------------------------------    -----------------   ------------------
Total Liabilities and Shareholders' Equity                                              $  1,428.4           $  1,574.8
------------------------------------------------------------------------------    -----------------   ------------------

The accompanying notes are an integral part of the consolidated financial statements.


The Dun & Bradstreet Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,

Dollar amounts in millions                                                                             2000            1999
------------------------------------------------------------------------------------------------------------    ------------

Cash Flows from Operating Activities:
Net Income                                                                                           $ 135.7          $126.8
Less:
      Net Income from Discontinued Operations                                                           87.6            87.5
------------------------------------------------------------------------------------------------------------    ------------
Income from Continuing Operations                                                                       48.1            39.3

Reconciliation of Net Income to Net Cash (Used In)
  Provided by Operating Activities:
    Depreciation and Amortization                                                                       56.4            65.1
    Restructuring Payments                                                                             (11.7)              -
    Postemployment Benefit Payments                                                                     (2.3)           (6.5)
    Net Decrease in Accounts Receivable                                                                 18.0             2.1
    Deferred Income Taxes                                                                               (4.6)           (6.0)
    Accrued Income Taxes                                                                              (174.7)            3.0
    (Decrease) Increase in Long Term Liabilities                                                        (7.3)            6.5
    Increase in Other Long Term Assets                                                                 (19.9)           (5.7)
    Net Decrease (Increase) in Other Working Capital Items                                              44.7           (14.1)
    Other                                                                                                6.8             9.4
                                                                                               -------------    ------------
Net Cash (Used in) Provided by Operating Activities:
   Continuing Operations                                                                              (46.5)            93.1
   Discontinued Operations                                                                            (75.8)           100.4
 ------------------------------------------------------------------------------------------------------------    ------------
Net Cash (Used in) Provided by Operating Activities                                                  (122.3)           193.5
------------------------------------------------------------------------------------------------------------    ------------

Cash Flows from Investing Activities:
Proceeds from Sales of Marketable Securities                                                            1.2            13.4
Payments for Marketable Securities                                                                     (1.1)          (13.6)
Capital Expenditures                                                                                  (15.2)          (18.4)
Additions to Computer Software and Other Intangibles                                                  (22.5)          (42.4)
Net Cash Used in Investing Activities of Discontinued Operations                                      (23.7)           (3.4)
Other                                                                                                   5.5             4.5
------------------------------------------------------------------------------------------------------------    ------------
Net Cash Used in Investing Activities                                                                 (55.8)          (59.9)
------------------------------------------------------------------------------------------------------------    ------------

Cash Flows from Financing Activities:
Payment of Dividends                                                                                 (59.8)          (60.5)
Payments for Purchase of Treasury Shares                                                              (3.5)         (215.6)
Net Proceeds from Stock Plans                                                                         22.9            36.8
Increase in Commercial Paper Borrowings                                                              167.1            92.8
Decrease in Other Short-Term Borrowings                                                                   -           (1.0)
Other                                                                                                 (1.5)            1.0
-----------------------------------------------------------------------------------------------------------     ------------
Net Cash Provided by (Used in) Financing Activities                                                  125.2          (146.5)
------------------------------------------------------------------------------------------------------------    ------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                                          (1.7)           (0.9)
------------------------------------------------------------------------------------------------------------    ------------
Decrease in Cash and Cash Equivalents                                                                (54.6)          (13.8)
Cash and Cash Equivalents, Beginning of Year                                                         109.4            86.7
------------------------------------------------------------------------------------------------------------    ------------
Cash and Cash Equivalents, Six Months Ended                                                         $ 54.8          $ 72.9
------------------------------------------------------------------------------------------------------------    ------------

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes in the 1999 Annual Report on Form 10-K of The Dun & Bradstreet Corporation's (the "Company" or "D&B"). The consolidated results for interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and of cash flows at the dates and for the periods presented have been included.

Effective January 1, 2000, responsibility for the management of the D&B operating company's Canadian business was moved from its Asia Pacific and Latin America segment ("D&B APLA") to its U.S. segment (now called "D&B North America") to take advantage of marketing synergies between the U.S. and Canada. As such, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," prior year's segment information has been restated to reflect the change. Certain other prior-year amounts have been reclassified to conform to the 2000 presentation.

Note 2 - Reorganization Plan

On December 15, 1999, D&B announced a plan to separate into two independent, publicly traded companies - The New D&B Corporation ("New D&B") and Moody's Corporation ("Moody's"). The separation will be accomplished through a tax-free distribution to shareholders of D&B (the "Distribution") of all of the shares of common stock of a newly formed, wholly owned subsidiary corporation (New D&B) comprising the business of the D&B operating company. In connection with the Distribution, D&B will complete an internal reorganization so that, at the time of the Distribution, the business of New D&B will consist solely of the business of supplying business, purchasing, credit and marketing information products and services as well as receivable management services (the "New D&B Business") and the business of D&B will consist solely of the business of providing ratings and related research and risk management services (the "Moody's Business"). At the time of the Distribution, D&B will be renamed "Moody's Corporation" and New D&B will succeed to the name "The Dun & Bradstreet Corporation." Shares of common stock of D&B will represent a continuing interest in the Moody's Business. D&B expects to complete the Distribution by the end of the third quarter of 2000.

D&B received a ruling letter from the Internal Revenue Service (the "IRS") on June 15, 2000, that the receipt by D&B shareholders of the New D&B Common Stock in the Distribution would be tax-free to such stockholders and D&B for Federal income tax purposes, except to the extent that cash is received in lieu of fractional shares of New D&B Common Stock.

For purposes of, among other things, governing certain of the ongoing relations between New D&B and Moody's as a result of the Distribution as well as to allocate certain tax, employee benefit and other liabilities arising prior to the Distribution, the companies will enter into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

In general, pursuant to the terms of the Distribution Agreement, all of the assets of the New D&B Business will be allocated to New D&B and all of the assets of the Moody's Business will be allocated to Moody's. The Distribution Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the Distribution Date, financial responsibility for (i) all liabilities arising out of or in connection with the New D&B Business to New D&B, (ii) all liabilities arising out of or in connection with the Moody's Business to Moody's and (iii) substantially all other liabilities equally between New D&B and Moody's. The liabilities so allocated include liabilities arising out of or in connection with former businesses of D&B and its predecessor as well as certain other transactions involving D&B and its predecessor.

Pursuant to the terms of a distribution agreement, dated as of June 30, 1998 (the "1998 Distribution Agreement"), between D&B (then known as "The New Dun & Bradstreet Corporation") and R.H. Donnelley Corporation (then known as "The Dun & Bradstreet Corporation" and herein referred to as "Donnelley"), as a condition to the Distribution, New D&B is required to undertake to be jointly and severally liable with D&B to Donnelley for any liabilities arising thereunder. The Distribution Agreement generally allocates the financial responsibility for liabilities of D&B under the 1998 Distribution Agreement equally between New D&B and Moody's, except that any such liabilities that relate primarily to the New D&B Business will be New D&B liabilities and any such liabilities that relate primarily to the Moody's Business will be Moody's liabilities. Among other things, New D&B and Moody's will agree that, as between themselves, they will each be responsible for 50% of any payments to be made under the 1998 Distribution Agreement in respect of the action by IRI (as described below in Note 7), including any legal fees and expenses related thereto.

The Distribution Agreement provides that, immediately prior to the Distribution, a portion of D&B's indebtedness (including the minority interest financing) and a portion of D&B's cash will be allocated to New D&B in amounts such that, at the time of the Distribution, the net indebtedness of New D&B (which will include the minority interest financing) will approximate the net indebtedness of Moody's (before giving effect to payments of cash in connection with the allocation of certain corporate liabilities of D&B between New D&B and Moody's that may result in the net indebtedness of one company exceeding that of the other).

Due to the relative significance of New D&B as compared to Moody's, the transaction will be accounted for as a reverse spin-off. As such, New D&B has been classified as continuing operations and Moody's as discontinued operations. Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the Moody's segment as discontinued operations.

For financial reporting purposes, the assets and liabilities of Moody's have been separately classified on the balance sheet as "Net Liabilities of Discontinued Operations." A summary of these assets and liabilities at June 30, 2000 and December 31, 1999 follows:


          (amounts in millions)                                         June 30, 2000          December 31, 1999
                                                                        -------------          -----------------

          Current assets                                                     $163.9                     $178.3
          Total assets                                                        214.4                      211.0
          Current liabilities                                                 198.4                      377.8
          Total liabilities                                                   250.2                      433.8
          Net liabilities of discontinued operations
                                                                               35.8                      222.8



The net operating  results of Moody's have been reported in the caption  "Income
from  Discontinued  Operations,   Net  of  Income  Taxes"  in  the  consolidated
statements  of  operations.  Summarized  operating  results for Moody's  were as follows:



                                                            Three months ended                  Six months ended
  (amounts in millions)                                          June 30,                           June 30,
                                                       --------------------------------    --------------------------
                                                                2000            1999          2000               1999
                                                                ----            ----          ----               ----

  Operating revenues                                          $149.4          $147.5        $288.6             $284.4
  Income before provision for income taxes                      76.9            74.1         144.2              139.3
  Net income                                                    46.8            46.5          87.6               87.5


Note 3   - Reconciliation of Weighted Average Shares

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                         June 30,
(share data in thousands)                                                    2000             1999            2000             1999
                                                                             ----             ----            ----             ----

Weighted average number of shares-basic                                   161,884          162,150         161,541          163,627
Dilutive effect of shares issuable under stock options,
   restricted stock and performance share plans                             1,306            2,551           1,053            2,294
Adjustment of shares applicable to stock options exercised during
   the period and performance share plans                                     140              121             199              265
                                                                          -------          -------         -------          -------
Weighted average number of shares-diluted                                 163,330          164,822         162,793          166,186
                                                                          =======          =======         =======          =======


As required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," the Company has provided a reconciliation of basic weighted average shares to diluted weighted average shares within the tables outlined above. The conversion of diluted shares has no impact on the Company's operating results. Options to purchase approximately 6.3 million and 100,000 shares of the Company's common stock which were outstanding at June 30, 2000 and 1999, respectively but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock. The Company's options generally expire 10 years after the initial grant date.

Note 4 - Comprehensive Income

The Company's total comprehensive income for the three and six month periods ended June 30, 2000 and 1999 was as follows:


                                                              Three Months Ended            Six Months Ended
(amounts in millions)                                              June 30,                     June 30,
                                                             -------------------------    --------------------------
                                                                 2000         1999           2000           1999
                                                                 ----         ----           ----           ----

Net income                                                      $67.9        $66.4         $135.7          $126.8
Other comprehensive loss - foreign currency
translation adjustment                                         (15.3)       (14.9)         (19.8)          (13.2)
                                                               ------       ------         ------          ------
Total comprehensive income                                      $52.6        $51.5         $115.9          $113.6
                                                                =====        =====         ======          ======

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

The following chart summarizes the activity with respect to the components of these restructuring actions during the three and six months ended June 30, 2000:

                                                                              Lease termination
                                                                                 obligations
   (amounts in millions)                              Severance costs                                     Total
                                                      ---------------        ------------------           -----

   December 31, 1999                                          $30.2                  $4.5                  $34.7
   Payments made during the three months ended
     March 31, 2000                                           (7.5)                   (.4)                  (7.9)
                                                            -------                  -----                 -----
   March 31, 2000                                             22.7                    4.1                   26.8
   Payments   made  during  the  three  months
     ended June 30, 2000                                      (3.7)                   (.1)                  (3.8)
                                                            -------                  -----                -------
   June 30, 2000                                             $19.0                   $4.0                  $23.0
                                                           ========                 ======                ======

As of June 30, 2000, the Company has terminated 359 associates and anticipates completion of the restructuring actions by the end of 2000.


Note 6 - Notes Payable and Other Indebtedness

In June 2000, the Company renewed its $300 million 364-day revolving credit facility. The Company has an additional $300 million facility maturing in June 2003. Under these facilities the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under these facilities since they were established in June 1998. These facilities are expected to be terminated at or around the time of the Distribution. In connection with the Distribution, New D&B is expected to enter into new facilities that will remain in effect after the Distribution.

In connection with the Distribution, D&B will borrow funds in order to repay in full D&B's commercial paper obligations. Also in connection with the
Distribution, responsibility for D&B's obligation to repay principal and interest under the minority interest financing will be allocated to New D&B. It is anticipated that New D&B will also assume a portion of the indebtedness of D&B and receive a portion of the cash of D&B in amounts such that, at the time of Distribution, the net indebtedness of New D&B (which will include the minority interest financing) will approximate the net indebtedness of Moody's (before giving effect to payments of cash in connection with the allocation of certain corporate liabilities of D&B between New D&B and Moody's that may result in the net indebtedness of one company exceeding that of the other). New D&B expects to repay in full any indebtedness so assumed (other than the minority interest financing) shortly after the Distribution by raising funds in the commercial paper market.

Note 7- Contingencies

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of D&B in connection with such matters will not have a material effect on D&B's operating results, cash flows or financial position.

In addition, the Company also has certain other contingencies discussed below.

Information Resources
On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Donnelley, A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the compliant, each of the other defendants was a wholly owned subsidiary of Donnelley.

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

In November 1996, Donnelley completed a distribution to its shareholders (the "1996 Distribution") of the capital stock of ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense
Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount which ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank which is designed to maximize the claims paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring stockholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses, and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented.

In June 1998, Donnelley completed a distribution to its shareholders (the "1998 Distribution") of the capital stock of D&B and changed its name to R.H. Donnelley Corporation. In connection with the 1998 Distribution, D&B and Donnelley entered into an agreement (the "1998 Distribution Agreement") whereby D&B has assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

During 1998, Cognizant separated into two new companies, IMS Health Incorporated ("IMS") and Nielsen Media Research, Inc. ("NMR"). IMS and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

Pursuant to the terms of the 1998 Distribution Agreement, as a condition to the Distribution, New D&B will undertake to be jointly and severally liable with Moody's for D&B's obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of New D&B and Moody's will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect the Company's results of operations, cash flows or financial position.


Tax Matters
D&B enters into global tax planning initiatives in the normal course of business. These initiatives are subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved unfavorably. At this time, management is unable to predict the final outcome of these matters or whether the resolution of these matters could materially affect D&B's results of operations, cash flows or financial position. Pursuant to the Distribution Agreement, New D&B and Moody's will each agree to be financially responsible for 50% of any liabilities that may arise with respect to such matters.

The IRS, has completed its review of D&B's utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses. Pursuant to a series of agreements, IMS Health and NMR are jointly and severally liable to pay one-half, and Donnelley the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Donnelley pays the first $137 million.

In connection with the 1998 Distribution, D&B and Donnelley entered into an agreement whereby D&B has assumed all potential liabilities of Donnelley arising from these tax matters and has agreed to indemnify Donnelley in connection with such potential liabilities.

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflects $561.6 million of tax and interest due. D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, which D&B funded with short-term borrowings. IMS Health has informed D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, D&B intends to contest the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. D&B had accrued its anticipated share of the probable liability arising from the utilization of these capital losses.


Note 8 - Summary of Recent Accounting Pronouncements

In March 2000, the Financial Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provided guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. The Company believes it is in compliance with the provisions of FIN No. 44.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff provided this guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," was issued, which defers the effective date of SAB 101 until the fourth quarter of 2000. The Company believes it is in compliance with this guidance.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133, as amended, are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently hedges foreign-currency-denominated transactions and expects to adopt SFAS No. 133 beginning January 1, 2001. The effect of adopting SFAS No. 133 is not expected to have a material effect on the Company.


Note 9 - Segment Information

                                                                            Quarter Ended                         Year-to-Date
                                                                             June 30,                              June 30,
                                                             --------------------------------      --------------------------------
Amounts in millions                                                   2000               1999                2000              1999
-----------------------------------------------------------    -------------     --------------      --------------  --------------

Operating Revenues:
      Dun & Bradstreet North America                              $  232.5          $   226.6            $  485.7         $   468.2
      Dun & Bradstreet Europe                                         99.1              105.7               187.9             204.5
      Dun & Bradstreet Asia Pacific / Latin America                   16.2               17.5                30.7              31.1
                                                             -------------     --------------      --------------    --------------

Consolidated Operating Revenues                                   $  347.8          $   349.8            $  704.3         $   703.8
                                                             -------------     --------------      --------------    --------------

Operating Income (Loss):

      Dun & Bradstreet North America                              $   61.6          $    54.5            $  140.8         $   125.0
      Dun & Bradstreet Europe                                         (2.3)              (2.6)              (15.6)            (17.7)
      Dun & Bradstreet Asia Pacific / Latin America                   (2.2)              (2.3)               (5.9)             (6.1)
                                                              -------------     --------------      --------------    --------------
          Total Dun & Bradstreet Operating Company                    57.1               49.6               119.3             101.2
      Corporate and Other                                            (11.1)              (8.3)              (20.4)            (20.4)
                                                              -------------     --------------      --------------    --------------

Consolidated Operating Income                                     $   46.0          $    41.3            $   98.9         $    80.8
                                                              -------------     --------------      --------------    --------------



Supplemental Geographic and Product Line Information:
                                                                         Quarter Ended                         Year-to-Date
                                                                            June 30,                              June 30,
                                                             --------------------------------      --------------------------------
      Geographic Revenue                                          2000               1999                2000              1999
------------------------------------------------------------ -------------- --------------         -------------     --------------

          United States                                           $  225.1          $   219.6            $  471.0         $   454.6
          International                                              122.7              130.2               233.3             249.2
                                                              -------------     --------------      --------------    --------------

      Consolidated Operating Revenues                              $  347.8          $   349.8            $  704.3         $   703.8
                                                              -------------     --------------      --------------    --------------

      Product Line Revenues
      -----------------------------------------------------   -------------     --------------      --------------    --------------

          Credit Information Solutions                             $  225.7          $   239.3            $  460.7         $   479.4
          Marketing Information Solutions                              74.2               67.7               152.3             143.0
          Purchasing Information Solutions                              7.1                7.2                11.8              11.5
          Receivables Management Services                              40.8               35.6                79.5              69.9
                                                              -------------     --------------      --------------    --------------

      Total Dun & Bradstreet Operating Company                     $  347.8          $   349.8            $  704.3         $   703.8
                                                               -------------     --------------      --------------   --------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

To  facilitate  an  analysis  of  the  Company's   operating  results,   certain
significant events should be considered.

2000 Distribution

On December 15, 1999, the D&B announced a plan to separate into two independent, publicly traded companies - The New D&B Corporation ("New D&B") and Moody's Corporation ("Moody's"). The separation will be accomplished through a tax-free distribution to shareholders of D&B (the "Distribution") of all of the shares of common stock of a newly formed, wholly owned subsidiary corporation ("New D&B") comprising the business of the D&B operating company. In connection with the Distribution, D&B will complete an internal reorganization so that, at the time of the Distribution, the business of New D&B will consist solely of the business of supplying business, purchasing, credit and marketing information products and services as well as receivable management services (the "New D&B Business") and the business of D&B will consist solely of the business of providing ratings and related research and risk management services (the "Moody's Business"). At the time of the Distribution, D&B will be renamed "Moody's Corporation" and New D&B will succeed to the name "The Dun & Bradstreet Corporation." Shares of common stock of D&B will represent a continuing interest in the Moody's Business. D&B expects to complete the Distribution by the end of the third quarter of 2000.

D&B received a ruling letter from the Internal Revenue Service (the "IRS") on June 15, 2000, that the receipt by D&B shareholders of the New D&B Common Stock in the Distribution would be tax-free to such stockholders and D&B for Federal income tax purposes, except to the extent that cash is received in lieu of fractional shares of New D&B Common Stock.

For purposes of, among other things, governing certain of the ongoing relations between New D&B and Moody's as a result of the Distribution as well as to allocate certain tax, employee benefit and other liabilities arising prior to the Distribution, the companies will enter into various agreements, including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

In general, pursuant to the terms of the Distribution Agreement, all of the assets of the New D&B Business will be allocated to New D&B and all of the assets of the Moody's Business will be allocated to Moody's. The Distribution Agreement also provides for assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of the date of the Distribution, financial responsibility for (i) all liabilities arising out of or in connection with the New D&B Business to New D&B, (ii) all liabilities arising out of or in connection with the Moody's Business to Moody's and (iii) substantially all other liabilities equally between New D&B and Moody's. The liabilities so allocated include liabilities arising out of or in connection with former businesses of D&B and its predecessor as well as certain other transactions involving D&B and its predecessor.

Pursuant to the terms of a distribution agreement, dated as of June 30, 1998 (the "1998 Distribution Agreement"), between D&B (then known as "The New Dun & Bradstreet Corporation") and R.H. Donnelley Corporation (then known as "The Dun & Bradstreet Corporation" and herein referred to as "Donnelley"), as a condition to the Distribution, New D&B is required to undertake to be jointly and severally liable with D&B to Donnelley for any liabilities arising thereunder. The Distribution Agreement generally allocates the financial responsibility for liabilities of D&B under the 1998 Distribution Agreement equally between New D&B and Moody's, except that any such liabilities that relate primarily to the New D&B Business will be New D&B liabilities and any such liabilities that relate primarily to the Moody's Business will be Moody's liabilities. Among other things, New D&B and Moody's will agree that, as between themselves, they will each be responsible for 50% of any payments to be made under the 1998 Distribution Agreement in respect of the action by IRI (as described in Note 7 to the consolidated financial statements), including any legal fees and expenses related thereto.

The Distribution Agreement provides that, immediately prior to the Distribution, a portion of D&B's indebtedness (including the minority interest financing) and a portion of D&B's cash will be allocated to New D&B in amounts such that, at the time of the Distribution, the net indebtedness of New D&B (including the minority interest financing) will approximate the net indebtedness of Moody's (before giving effect to payments of cash in connection with the allocation of certain corporate liabilities of D&B between New D&B and Moody's that may result in the net indebtedness of one company exceeding that of the other).

Due to the relative significance of New D&B as compared to Moody's, the transaction has been accounted for as a reverse spin-off. As such, New D&B has been classified as continuing operations and Moody's as discontinued operations. Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company have been reclassified to reflect the Moody's segment as discontinued operations. Accordingly, revenues, costs and expenses, assets and liabilities, and cash flows of Moody's have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results have been reported, net of applicable income taxes, as "Income from Discontinued Operations, Net of Income Taxes", the net liabilities have been reported as "Net Liabilities of Discontinued Operations" and the net cash flows have been reported as "Net Cash (Used in) Provided by Discontinued Operations."

1999 Restructuring Charge

During the fourth quarter of 1999, the Company's Board of Directors approved plans to restructure the D&B operating company. The restructuring comprised three major components:

o Realigning and streamlining international operations through a series of office consolidations and organizational changes. To reduce the cost infrastructure in Europe, actions have been taken to improve efficiencies in sales and data collection operations.

o Increasing the level of software and product development outsourced to resources outside the United States and Europe.

o Reengineering the data collection process so that data is collected telephonically rather than through field centers (15 field data collection centers have been closed since the restructuring was announced).

As a result of these actions, a pre-tax restructuring charge of $41.2 million ($27.9 million after-tax, $.17 per share basic and diluted) was included in operating income in 1999. Employee severance costs from planned terminations of approximately 700 employees totaled $32.7 million (including severance for two former corporate executives). The balance of the charge related to the write-off of certain assets made obsolete or redundant and abandoned by the restructuring and leasehold termination obligations arising from office closures. The restructuring actions were designed to strengthen customer service worldwide, improve operating efficiencies and lower structural costs.

During the first half of 2000, the Company made payments of $11.7 million related to this restructuring. As of June 30, 2000, the Company has terminated 359 of the 700 contemplated in the plan. The Company anticipates completion of this restructuring by the end of 2000, including the payment of the majority of the associated costs.

During the second quarter of 2000, the Company appointed a new chairman and chief executive officer for the Dun & Bradstreet operating company, who will become the chairman and chief executive officer of New D&B following the Distribution. Under his direction, a team is currently in the process of
reviewing  and further developing  New  D&B's  business   strategy.  The  goal
of this strategy will be to transform New D&B into a growth company with an important presence on the Internet. As the plan develops, it is possible that additional restructuring charges may become necessary.

Results of Operations

Consolidated Results

For the second quarter of 2000, the Company reported income from continuing operations of $21.1 million, up 6.0% from prior year's second quarter income from continuing operations of $19.9 million. Earnings per share from continuing operations for the second quarter of 2000 of $.13 per share, basic and diluted, were up 8.3% from 1999 second quarter earnings per share of $.12 per share basic and diluted. Second quarter 2000 results of continuing operations included one-time pre-tax reorganization costs, in connection with the Distribution, of $2.2 million ($.01 per share basic and diluted). For the second quarter of 2000, excluding these reorganization costs, income from continuing operations would have increased 17.1% and earnings per share from continuing operations, basic and diluted, would have increased 16.7% from prior year's results. For the first half of 2000, income from continuing operations of $48.1 million was up 22.4% from prior year's first half income from continuing operations of $39.3 million. Earnings per share from continuing operations for the first half of 2000 of $.30 per share, basic and diluted, were up 25.0% from 1999 first half earnings per share from continuing operations of $.24 per share, basic and diluted. For the first half of 2000, excluding the reorganization costs noted above, income from continuing operations would have increased 28.0% and earnings per share, basic and diluted, would have increased 29.2% from prior year's results.

For the second quarter 2000, the Company reported net income of $67.9 million, up 2.2% from 1999 second quarter net income of $66.4 million. The Company's net income includes income from discontinued operations of $46.8 million in the second quarter of 2000 and $46.5 million in the second quarter of 1999. Earnings per share for the second quarter of 2000 of $.42, basic and diluted, included earnings per share from discontinued operations of $.29 per share, basic and diluted. These results compared to earnings per share for the second quarter of 1999 of $.41 basic and $.40 diluted which included earning per share from discontinued operations of $.29 basic and $.28 diluted.

Net income was $135.7 million for the first six months of 2000, up 7.0% from $126.8 million for the same period in 1999. Income from discontinued operations were $87.6 million in the first half of 2000 and $87.5 million in the first half of 1999. Earnings per share for the first six months of 2000 were $.84 basic and $.83 diluted, including earnings per share from discontinued operations of $.54 basic and $.53 diluted. Earnings per share for the first six months of 1999 were $.77 basic and $.76 diluted, including earnings per share from discontinued operations of $.53 basic and $.52 diluted.

Operating revenues for the second quarter were $347.8 million in 2000 compared with $349.8 million in the second quarter of 1999. Revenue growth in D&B North America of 2.6% was offset by declines in D&B Europe of 6.3% and D&B APLA of 7.6%. Excluding the impact of foreign currency translation, operating revenues in the second quarter of 2000 increased 2.1% compared to the same period in 1999. On a year-to-date basis, operating revenues were $704.3 million in 2000 and $703.8 million in 1999, driven by growth in D&B North America, offset by declines in D&B Europe and D&B APLA. Excluding the impact of foreign currency translation, operating revenues increased 2.6% in 2000 compared to 1999. For both the quarter and year to date periods, results reflect a decline in revenues from traditional credit information solution products. This decline is offset by growth in revenues from value added products including revenues from alliances with providers of enterprise software solutions.

Operating expenses decreased 5.6% to $132.9 million in the second quarter of 2000 as compared to the same period in 1999, resulting from cost reductions attributable to the restructuring actions implemented in the fourth quarter of 1999 and the positive impact of foreign currency translation on expenses, which were partially offset by increased spending on the infrastructure necessary to offer new products and services. Selling and administrative expenses increased 4.1% to $140.4 million in the second quarter of 2000 compared to the same period in 1999, resulting from certain investments in the infrastructure necessary to offer new products and services and costs associated with the appointment of the new chairman and chief executive officer of the Dun & Bradstreet operating company, which offset cost reductions and the positive impact of foreign exchange. Depreciation and amortization decreased 20.4% in the second quarter of 2000 as compared to the same period in 1999 as a result of lower capitalization in 2000, the write-off of certain assets as a result of the restructuring actions and the positive impact of foreign exchange on expenses. During the second quarter of 2000, the Company incurred $2.2 million of costs in connection with the Distribution. Operating expenses decreased 1.7% to $267.8 million, selling and administrative expenses decreased 2.3% to $279.0 million and depreciation and amortization decreased 13.4% to $56.4 million for the first six months of 2000 as compared to the same period in 1999, largely resulting from the same factors impacting the second quarter.

Operating income for the second quarter of 2000 was $46.0 million, up 11.3% compared to $41.3 million during the second quarter of 1999. This growth results from higher revenues generated by D&B North America and cost reductions attributable to the Company's fourth quarter 1999 restructuring actions. On a year to date basis, operating income grew 22.3% to $98.9 million in 2000, largely resulting from the cost reductions and higher D&B North America revenues.

Non-operating expense-net was $7.7 million for the second quarter of 2000 compared to $7.5 million for the second quarter of 1999. An increase in interest expense (resulting from an increase in commercial paper borrowing) for the quarter was offset by a decrease in other expense-net and an increase in interest income. On a year-to-date basis, non-operating expense-net was $14.4 million in the first half of 2000, compared to $13.9 million from the first half of 1999.

The Company's effective tax rate for the second quarter of 2000 was 44.8% and its underlying rate was 42.0%. The difference is attributable to the non-deductibility of certain reorganization costs incurred in the second quarter of 2000. The effective and underlying tax rate for the second quarter of 1999 was 41.3%. On a year to date basis the effective tax rate was 43.1% and the underlying rate was 42.0% for 2000 compared to 41.3% for 1999.

Income from discontinued operations, net of income taxes, was $46.8 million for the second quarter of 2000, compared with $46.5 million in the second quarter of 1999. For the first half of 2000, income from discontinued operations, net of income taxes, was $87.6 million compared with $87.5 million in the same period of 1999.

Segment Results

D&B North America revenues were $232.5 million in the second quarter of 2000, up 2.6% from 1999 second quarter revenues. In comparing the second quarter of 2000 revenues with the second quarter of 1999 revenues, D&B North America's revenues from credit information solutions decreased 3.9% to $144.6 million, marketing information solutions increased 13.4% to $56.2 million, purchasing information solutions increased 2.7% to $6.7 million and receivables management services increased 25.3% to $25.0 million. For the first half of 2000, D&B North America revenues of $485.7 million were up 3.7% from the same period in the prior year. Revenues on a year-to-date basis decreased 1.1% to $306.8 million for credit information solutions, increased 10.2% to $118.9 million for marketing information solutions, increased 2.0% to $11.0 million for purchasing information solutions and increased 24.4% to $49.0 million for receivables management services in comparison with the first half of the prior year.

For both the quarter and year to date, the decline in North American revenues from credit information solutions is attributable to lower usage of traditional products. Increased competition, including free or lower-cost information available from online vendors and other Internet sources, the higher risk tolerance of customers in the strong economy and the difficulty in stimulating usage in customers utilizing monthly contract plans have negatively impacted usage. In addition, certain customers have been utilizing lower priced data in their automated credit evaluation systems. The growth in revenues from marketing information solutions and receivables management services was largely driven by revenues from value added products.

D&B North America operating income was $61.6 million in the second quarter of 2000, up 13.0% from the prior year, driven by the modest increase in revenues and the impact of data collection cost reductions achieved as part of the 1999 fourth quarter restructuring actions. Consistent with the trend for the quarter, for the first half of 2000, operating income was $140.8 million, up 12.6% from 1999 first half-operating income of $125.0 million.

D&B Europe's revenues were $99.1 million in the second quarter of 2000, down 6.3% when compared to 1999 second quarter revenues of $105.7 million. However, excluding the impact of foreign exchange, revenues would have increased by 3.0%. In comparing the European reported revenues for second quarter of 2000 with the second quarter of 1999, revenues from credit information solutions decreased 7.6% to $71.5 million, revenues from marketing information solutions decreased
 .5% to $15.4 million, revenues from purchasing information solutions decreased 30.8% to $.4 million and revenues from receivables management services decreased 4.2% to $11.8 million. Excluding the impact of foreign exchange, D&B Europe would have reported in the second quarter of 2000 an increase in revenues from credit information solutions of 1.7%, an increase in revenues from marketing information solutions of 7.4% and an increase in revenues from receivables
management  services  of  6.9%,  while  revenues  from  purchasing   information
solutions would have been down 25.2%, in each case in comparison to the second quarter of 1999.

For the first half of 2000, D&B Europe's operating revenues decreased 8.1% to $187.9 million from the first half of 1999. However, excluding the impact of foreign exchange, revenues would have increased by 1.1%. In comparing D&B Europe's revenues for the first half of 2000 with the same period in 1999, revenues from credit information solutions decreased 9.3% to $135.0 million, revenues from marketing information solutions decreased 6.2% to $28.9 million, revenues from purchasing information solutions increased 25.4% to $.8 million and receivables management services revenues decreased 4.2% to $23.2 million. Excluding the impact of foreign exchange, D&B Europe would have reported for the first half of 2000 flat revenues from credit information solutions, an increase in revenues from marketing information solutions of 1.2%, an increase in revenues from purchasing information solutions of 31.6% and an increase in revenues from receivables management services of 7.1%, in each case in comparison to the first half of 1999.

For both the quarter and year to date, European revenues from credit information solutions products have been negatively impacted by ongoing price erosion in the local markets, as well as continued competition, including availability of free or lower-cost information from online vendors and other Internet sources. However, the high growth in revenues from value added products in Europe has resulted in the overall improvement in revenues, excluding the negative impact of foreign currency translation.

D&B Europe reported an operating loss of $2.3 million in the second quarter of 2000, compared to a loss of $2.6 million in the same period of the prior year. On a year-to-date basis, D&B Europe reported an operating loss of $15.6 million in the first half of 2000 compared to $17.7 million in 1999. D&B Europe achieved modest improvements in profitability, while still investing in the infrastructure necessary to offer new products and services, as a result of significant cost reductions realized from the restructuring actions implemented in the fourth quarter of 1999.

D&B APLA reported operating revenues of $16.2 million in the second quarter of 2000, down 7.6% from the same period in 1999. Excluding the impact of foreign exchange, revenue growth would have been down 9.2%. In comparing the second quarter of 2000 with the second quarter of 1999, APLA credit information solutions revenues decreased 15.9% to $9.6 million, marketing information solutions revenues decreased 3.3% to $2.6 million and receivables management services revenues increased 17.0% to $4.0 million. Excluding the impact of foreign exchange, D&B APLA would have reported for the second quarter of 2000 a decrease in revenues from credit information solutions of 19.0%, a decrease in revenues from marketing information solutions of .6% and an increase in revenues from receivables management services of 18.8%, in each case in comparison to the second quarter of 1999.

For the first half of the year, D&B APLA reported operating revenues of $30.7 million in 2000, down 1.3% when compared to $31.1 million in 1999. Excluding the impact of foreign exchange, D&B APLA revenues would have decreased by 3.9%. In comparing the first half of 2000 with the same period in 1999, credit information solutions revenues decreased 7.6% to $18.9 million, while marketing information solutions revenues increased 2.4% to $4.5 million and receivables management services revenues increased 15.7% to $7.3 million. Excluding the impact of foreign exchange, D&B APLA would have reported for the first half of 2000 a decrease in revenues from credit information solutions of 11.1%, an increase in revenues from marketing information solutions of 2.5% and an increase in revenues from receivables management services of 15.6%, in each case in comparison to the first half of 1999.

D&B APLA reported an operating loss of $2.2 million in the second quarter of 2000, compared to an operating loss of $2.3 million in the same period of 1999. For the first half of the year, D&B APLA reported an operating loss of $5.9 million in 2000, compared to an operating loss of $6.1 million in 1999. The modest improvement in profitability is attributable to cost reductions.

Adoption of Statements of Financial Accounting Standards ("SFAS")

In March 2000, the Financial Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provided guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. The Company is in compliance with the provisions included in FIN No. 44.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff provided this guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," was issued, which defers the effective date of SAB 101 until the fourth quarter of 2000. The Company believes it is in compliance with this guidance.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently hedges foreign-currency-denominated transactions and expects to adopt SFAS No. 133, as amended, beginning January 1, 2001. The effect of adopting SFAS No. 133 is not expected to have a material effect on the Company.

Liquidity and Financial Position

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

At June 30, 2000, cash and cash equivalents totaled $54.8 million, a decrease of $54.6 million from $109.4 million held at December 31, 1999. During the first half of 2000, the Company's payment of $349.3 million to the IRS, as discussed below under "Other," and the resulting increase in commercial paper borrowings needed to fund the payment, impacted cash flows.

Operating activities used net cash of $122.3 million during the first half of 2000 compared to generating net cash of $193.5 million during the same period in 1999. The $349.3 million payment to the IRS is reflected as a reduction in continuing operations' accrued income taxes of $174.7 and as a $174.6 million offset to cash provided by discontinued operations for the six months ended June 30, 2000. Excluding the impact of the payment, cash generated by operating activities for the six months ended June 30, 2000 would have been $227.0 million, with continuing operations providing $128.2 million and discontinued operations providing $98.8 million. Cash generated by operating activities for the six months ended June 30, 1999 was $193.5 million, with continuing operations providing $93.1 million and discontinued operations providing $100.4 million. The improvement in cash generated by operating activities of continuing operations results from increased operating income and higher sales and accounts receivable collections during the first half of 2000 compared with the first half of 1999.

During the first half of 2000, the Company made payments of $11.7 million related to the restructuring actions implemented during the fourth quarter of 1999. As of June 30, 2000, the Company has terminated 359 of the 700 contemplated in the plan. The Company anticipates completion of the restructuring actions by the end of 2000, including the payment of the majority of the associated costs.

Net cash used in investing activities was $55.8 million for the first half of 2000 compared to $59.9 million in 1999, including net cash used in investing activities of discontinued operations of $23.7 million in the first half of 2000 and $3.4 million in the same period of 1999. Net cash used by discontinued operations in the first half of 2000 included an acquisition by Moody's of a financial software products company for $17.4 million. In the first half of 2000, the Company invested $37.7 million for capital expenditures and additions to computer software and other intangibles compared to $60.8 million in the comparable period in 1999, due primarily to higher expenditures in the prior year on systems implemented in 1999.

Net cash provided by financing activities was $125.2 million during the first half of 2000, compared to net cash used in financing activities of $146.5 million during the first half of 1999. Payments of dividends accounted for $59.8 million in the first half of 2000 compared to $60.5 million in the first half of 1999. As discussed below, D&B's stock repurchases and commercial paper borrowings also affected the net cash provided by or used for financing activities.




Financing Arrangements

In June 2000, the Company renewed its $300 million 364-day revolving credit facility. The Company has an additional $300 million facility maturing in June 2003. Under these facilities the Company has the ability to borrow at prevailing short-term interest rates. The Company has had no borrowings outstanding under these facilities since they were established in June 1998. These facilities are expected to be terminated at or around the time of the Distribution. In connection with the Distribution, New D&B is expected to enter into new facilities that will remain in effect after the Distribution. During the first half of 2000, the Company increased its net commercial paper borrowings by $167.1 million largely as a result of the payment to the IRS discussed below. The Company had commercial paper borrowings outstanding of $291.9 million and $124.7 million at June 30, 2000 and December 31, 1999, respectively.

In connection with the Distribution, D&B will borrow funds in order to repay in full D&B's commercial paper obligations. Also in connection with the
Distribution, responsibility for D&B's obligation to repay principal and interest under the minority interest financing will be allocated to New D&B. It is anticipated that New D&B will also assume a portion of the indebtedness of D&B and receive a portion of the cash of D&B in amounts such that, at the time of Distribution, the net indebtedness of New D&B (including the minority interest financing) will approximate the net indebtedness of Moody's (before giving effect to payments of cash in connection with the allocation of certain corporate liabilities of D&B between New D&B and Moody's that may result in the net indebtedness of one company exceeding that of the other). New D&B expects to repay in full any indebtedness so assumed (other than the minority interest financing) shortly after the Distribution by raising funds in the commercial paper market.

Stock Repurchase

In the first half of 2000, the Company repurchased 125,000 shares for $3.5 million in connection with the D&B Employee Stock Purchase Plan and to offset a portion of the shares issued under incentive plans. During the first half of 1999, the Company completed its special stock repurchase program, authorized by its Board of Directors in June 1998, by purchasing 4.2 million shares for $150.0 million. During the first half of 1999, the Company also repurchased 1.8 million shares for $65.6 million in connection with the Company's Employee Stock Purchase Plan and to offset awards made under incentive plans. Proceeds received in connection with the Company's stock plans were $22.9 million for the first half of 2000 compared to $36.8 million in 1999.

Other

D&B enters into global tax planning initiatives in the normal course of business. These initiatives are subject to review by tax authorities. As a result of the review process, uncertainties exist and it is possible that some of these matters could be resolved unfavorably. At this time, management is unable to predict the final outcome of these matters or whether the resolution of these matters could materially affect D&B's results of operations, cash flows or financial position. Pursuant to the Distribution Agreement, New D&B and Moody's will each agree to be financially responsible for 50% of any liabilities that may arise with respect to such matters.

The IRS has completed its review of D&B's utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses.

Pursuant to a series of agreements, IMS Health and NMR are jointly and severally liable to pay one-half, and Donnelley the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Donnelley pays the first $137 million.

In connection with the 1998 Distribution, D&B and Donnelley entered into an agreement whereby D&B has assumed all potential liabilities of Donnelley arising from these tax matters and has agreed to indemnify Donnelley in connection with such potential liabilities.

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods which reflects $561.6 million of tax and interest due. D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, which D&B funded with short-term borrowings. IMS Health has informed D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, D&B intends to contest the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. D&B had accrued its anticipated share of the probable liability arising from the utilization of these capital losses.

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of D&B in connection with such matters will not have a material effect on D&B's operating results, cash flows or financial position.

Year 2000

The Company initiated a Year 2000 preparation program in 1996, when it began identifying Year 2000 related technology risks and developing plans for appropriate remediation and testing activities. D&B's program was substantially completed during 1999. As a result of the program, D&B made a smooth transition to the Year 2000, and its systems are operating in a business-as-usual manner. D&B does not expect to encounter any significant Y2K- related disruptions in the future. External and internal costs associated with D&B's Year 2000 program were expensed as incurred. The aggregate cost of the Company's Year 2000 program was approximately $78 million. These figures do not include the costs of software and systems that were replaced or upgraded in the normal course of business.

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


Dividends

On July 19, 2000, the Board of Directors declared a third quarter 2000 dividend of $.185 per share, payable September 10, 2000 to shareholders of record at the close of business August 20, 2000.


Forward-Looking Statements

Certain statements in this report are forward looking. These may be identified by the use of forward-looking words or phrases, such as "believe," "expect," "anticipate," "should," "planned," "estimated," "potential," "target" and "goal," among others. All such forward-looking statements are based on the Company's reasonable expectations at the time they are made. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's businesses include: (1) complexity and uncertainty regarding the development of new high-technology products; (2) possible loss of market share through competition; (3) introduction of competing products or technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) changes in the business information and risk management industries and markets; (6) the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; (7) the Company's ability to complete the implementation of its euro plans on a timely basis and the competitive implication that the conversion to the euro may have on its pricing and marketing strategies; (8) the ability to complete pending restructuring actions at the Dun & Bradstreet operating company in a timely fashion without adverse effects on operations; (9) the possible loss of key employees to investment or commercial banks, or elsewhere; (10) fluctuations in foreign currency exchange rates; (11) changes in interest rates and other volatility in financial markets; (12) the outcome of any review by applicable tax authorities of the Company's global tax planning initiatives; (13) the ability to implement the Distribution on a timely basis without adverse impact on the conduct of the Company's business and (14) the final allocation of assets and liabilities in connection with the Distribution.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities of non-U.S. operations and the impact of changes in interest rates. The Company's 1999 Annual Report on Form 10-K provides a more detailed discussion of the market risks affecting operations. As of June 30, 2000, no material change had occurred in the Company's market risks, as compared to the disclosure in its Form 10-K for the year ending December 31, 1999.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this item is set forth in Note 7 - Contingencies on Pages 10-12 in Part I. Item 1 of this Form 10-Q. Reference is made to such Note and to Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for information relating to the IRI case. On December 22, 1999, defendants filed a motion for partial summary judgement seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or "relationships" with local companies.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Shareholders was held on April 20, 2000.

(c) The matters voted upon and the results of the vote are as follows:

PROPOSAL NO. 1
ELECTION OF DIRECTORS
----------------------------------------- ----------------------------------------------------------------------------
                                                                       NUMBER OF SHARES
----------------------------------------- ----------------------------------------------------------------------------
----------------------------------------- -------------------------------------- -------------------------------------
                NOMINEE                                    FOR                                 WITHHELD
----------------------------------------- -------------------------------------- -------------------------------------
----------------------------------------- -------------------------------------- -------------------------------------
Hall Adams, Jr.                           140,335,513                            7,574,208
----------------------------------------- -------------------------------------- -------------------------------------
----------------------------------------- -------------------------------------- -------------------------------------
Ronald Kuehn, Jr.                         144,536,526                            3,373,195
----------------------------------------- -------------------------------------- -------------------------------------
----------------------------------------- -------------------------------------- -------------------------------------
Michael R. Quinlan                        140,834,205                            7,075,516
----------------------------------------- -------------------------------------- -------------------------------------
----------------------------------------- -------------------------------------- -------------------------------------
Naomi O. Seligman                         144,531,796                            3,377,925
----------------------------------------- -------------------------------------- -------------------------------------



PROPOSAL NO. 2
RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS
------------------------------------------------ ---------------------------------------------------
                                                                           NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------
------------------------------------------------ ---------------- ----------------- ----------------
                                                       FOR            AGAINST           ABSTAIN
------------------------------------------------ ---------------- ----------------- ----------------
------------------------------------------------ ---------------- ----------------- ----------------
PricewaterhouseCoopers LLP                       147,134,881          228,762           486,078
------------------------------------------------ ---------------- ----------------- ----------------



PROPOSAL NO. 3
SHAREHOLDER PROPOSAL CONCERNING BOARD SIZE AND CLASSIFICATION
------------------------------------------------ ---------------------------------------------------------------------
                                                                        NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Board Size and Classification                    83,168,249       53,485,358        1,040,004        10,216,110
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


PROPOSAL NO. 4
SHAREHOLDER PROPOSAL CONCERNING RIGHTS AGREEMENT
------------------------------------------------ ---------------------------------------------------------------------
                                                                         NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
Rights Agreement                                 83,509,300       53,040,307        1,144,004        10,216,110
------------------------------------------------ ---------------- ----------------- ---------------- -----------------


PROPOSAL NO. 5
SHAREHOLDER PROPOSAL ON IMPLEMENTATION OF THE MACBRIDE PRINCIPLES
------------------------------------------------ ---------------------------------------------------------------------
                                                                           NUMBER OF SHARES
------------------------------------------------ ---------------------------------------------------------------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
                                                       FOR            AGAINST           ABSTAIN      BROKER NON-VOTES
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
------------------------------------------------ ---------------- ----------------- ---------------- -----------------
MacBride Principles                               15,536,918      108,986,477        13,173,215       10,213,111
------------------------------------------------ ---------------- ----------------- ---------------- -----------------



Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:
(4)      Amended  and  Restated  Credit  Agreement,  dated as of June 2,
         2000, among the Company, the Borrowing Subsidiaries parties thereto, the Lenders parties thereto, The Chase Manhattan Bank, Citibank, N.A., and The Bank of New York.
(10) Employment Agreement dated May 15, 2000, by and between the Company and Allan Z. Loren.
(27)     Financial Data Schedule

(b)     Reports on Form 8-K:
        Current  report on Form 8-K was filed on May 24, 2000 pursuant to Item 5
- Other Events.

                                                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             THE DUN & BRADSTREET CORPORATION


Date: August 14 2000,         By:  /s/ CHESTER J. GEVEDA, JR.
                                   ----------------------------------
                                   Chester J. Geveda, Jr.
                                   Vice President and Controller and Acting
                                   Chief Financial Officer
                                  (principal financial officer)