Form 10-Q
period 2000-09-30
MOODYS CORP /DE/
filed 2000-11-14
CIK 1059556

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ________    to   ________


                                    001-14037
                             ----------------------
                             Commission file number

                               MOODY'S CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                           13-3998945
------------------------                           ----------------
(State of Incorporation)                           (I.R.S. Employer
                                                    Identification No.)

99 Church Street, New York N.Y.                    10007
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (212) 553-0300

                        The Dun & Bradstreet Corporation,
                             One Diamond Hill Rd.,
                         Murray Hill, New Jersey 07974
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Title of Class                      Shares Outstanding
                                    at October 31, 2000
Common Stock,
Par value $0.01 per share           162.5 million

                               MOODY'S CORPORATION

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

                                                                                PAGE

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months Ended September 30, 2000 and 1999 ...................     1

Condensed Consolidated Balance Sheets (Unaudited) at
September 30, 2000 and December 31, 1999 ..................................     2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months Ended September 30, 2000 and 1999 .............................     3

Notes to Condensed Consolidated Financial Statements (Unaudited) ..........     4 - 9

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations .............................     9 - 15


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings ................................................     15

Item 6.  Exhibits and Reports on Form 8-K .................................     16 - 17

SIGNATURES ................................................................     18

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS


                               MOODY'S CORPORATION
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                        -------------             -------------
                                                      2000         1999         2000         1999
                                                      ----         ----         ----         ----
REVENUES                                            $ 152.5       $ 139.3      $ 441.2      $ 423.8
EXPENSES
Operating, general and administrative
  expenses.....................................        75.1          69.6        216.9        212.6
Depreciation and amortization..................         4.5           3.1         12.8          9.7
                                                    -------       -------      -------      -------
OPERATING INCOME...............................        72.9          66.6        211.5        201.5
Non-operating income (expense), net............        (0.4)          9.0          0.1          8.8
                                                    -------       -------      -------      -------
Income before provision for income taxes.......        72.5          75.6        211.6        210.3
Provision for income taxes.....................        32.0          33.4         93.5         92.9
                                                    -------       -------      -------      -------

NET INCOME.....................................     $  40.5       $  42.2      $ 118.1      $ 117.4
                                                    -------       -------      -------      -------

BASIC EARNINGS PER SHARE OF COMMON STOCK.......     $  0.25       $  0.26      $  0.73      $  0.72
                                                    -------       -------      -------      -------

DILUTED EARNINGS PER SHARE OF COMMON STOCK.....     $  0.25       $  0.26      $  0.72      $  0.71
                                                    -------       -------      -------      -------

WEIGHTED AVERAGE SHARES OUTSTANDING USED IN
COMPUTING EARNINGS PER SHARE:
BASIC..........................................       162.2         160.9        161.8        162.7
                                                    =======       =======      =======      =======
DILUTED........................................       163.9         162.7        163.1        164.9
                                                    =======       =======      =======      =======

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               MOODY'S CORPORATION
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (AMOUNTS IN MILLIONS, EXCEPT SHARE DATA)


                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                       2000               1999
                                                                                       ----               ----
ASSETS
Current assets:
Cash............................................................................    $      22.6        $       3.4
Accounts receivable, net of allowances of $25.2 and $24.5
    in 2000 and 1999, respectively..............................................           87.8               84.4
Other current assets............................................................           57.9               84.9
                                                                                    -----------        -----------
    Total Current Assets........................................................          168.3              172.7

Property and equipment, net.....................................................           42.9               43.3
Prepaid pension costs...........................................................           50.6               49.7
Intangibles, net................................................................           14.2                2.2
Other assets....................................................................           21.0               15.2
                                                                                    -----------        -----------
    TOTAL ASSETS................................................................    $     297.0        $     283.1
                                                                                    ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities........................................    $     107.3        $     275.1
Deferred revenue................................................................          112.7              100.4
                                                                                    -----------        -----------
    Total Current Liabilities...................................................          220.0              375.5

Notes payable...................................................................          195.5                 --
Other liabilities...............................................................          142.6              130.7
                                                                                    -----------        -----------
    TOTAL LIABILITIES...........................................................          558.1              506.2
                                                                                    -----------        -----------

Commitments and contingencies (Notes 3 and 4)

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, authorized - 10,000,000 shares;
   issued and outstanding - none................................................            --                 --
Series common stock, par value $.01 per share; authorized - 10,000,000 shares;
   issued and outstanding - none................................................            --                 --
Common stock, par value $.01 per share; authorized - 400,000,000 shares;
   issued - 171,451,136 shares..................................................            1.7                1.7
Capital surplus.................................................................             --                 --
Retained earnings...............................................................         (258.7)            (222.3)
Treasury stock, at par, 9,099,098 and 10,627,327 shares of common stock for
   2000 and 1999, respectively..................................................           (0.1)              (0.1)
Cumulative translation adjustment...............................................           (4.0)              (2.4)
                                                                                    -----------        -----------
    Total Shareholders' Equity..................................................         (261.1)            (223.1)
                                                                                    -----------        -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................    $     297.0        $     283.1
                                                                                    ===========        ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               MOODY'S CORPORATION
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (AMOUNTS IN MILLIONS)

                                                                                       NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                                   --------------------
                                                                                     2000         1999
                                                                                     ----         ----
Cash flows from operating activities:
    Net income.................................................................    $  118.1     $  117.4
    Reconciliation of net income to net cash provided by
        operating activities:
        Depreciation and amortization..........................................        12.8          9.7
        Deferred income taxes..................................................        (0.1)        (0.1)
        Gain on sale of business...............................................          --         (9.2)
    Changes in assets and liabilities, exclusive of assets and liabilities of acquired business:
        (Increase) decrease in accounts receivable, net........................        (1.4)         3.4
        (Increase) decrease in other current assets............................        25.5          0.1
        (Increase) decrease in prepaid pension costs...........................        (0.1)        (1.4)
        (Increase) decrease in other assets....................................          --         (0.1)
        Increase (decrease) in accounts payable and accrued liabilities........      (163.4)         3.9
        Increase (decrease) in deferred revenue................................        10.9         14.4
        Increase (decrease) in other liabilities...............................         5.3         (2.1)
                                                                                   --------     --------
          Net cash provided by operating activities............................         7.6        136.0
                                                                                   --------     --------
Cash flows from investing activities:
    Net additions to property and equipment....................................        (8.0)        (5.7)
    Additions to computer software.............................................        (2.2)          --
    Acquisition of business....................................................       (17.4)          --
    Other......................................................................        (1.2)         0.9
                                                                                   --------     --------
        Net cash used in investing activities..................................       (28.8)        (4.8)
                                                                                   --------     --------
Cash flows from financing activities:
    Increase in notes payable..................................................       195.5           --
    Net distributions to Dun & Bradstreet......................................      (154.5)      (130.5)
                                                                                   --------     --------
        Net cash provided by (used in) financing activities....................        41.0       (130.5)
                                                                                   --------     --------
Effect of exchange rate changes on cash........................................        (0.6)         0.1
                                                                                   --------     --------
Increase in cash...............................................................        19.2          0.8
Cash, beginning of period......................................................         3.4          4.0
                                                                                   --------     --------
Cash, end of period............................................................    $   22.6     $    4.8
                                                                                   ========     ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               MOODY'S CORPORATION
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              (AMOUNTS IN MILLIONS)

1.  BACKGROUND AND BASIS OF PRESENTATION

         On December 15, 1999, The Dun & Bradstreet Corporation ("D&B") announced a plan to separate into two independent, publicly traded companies - The New D&B Corporation ("New D&B") and Moody's Corporation ("Moody's" or the "Company"). On September 30, 2000 (the "Distribution Date"), the separation was accomplished through a tax-free distribution to the shareholders of D&B (the "Distribution") of all of the shares of common stock of a newly formed, wholly owned subsidiary corporation (New D&B) comprising the business of the D&B operating company (the "D&B Business"). The remaining business of D&B consisted solely of the business of providing ratings and related research and risk management services (the "Moody's Business") and D&B was renamed "Moody's Corporation". Shares of common stock of D&B represent a continuing interest in the Moody's Business and D&B's common stock became Moody's common stock. The financial statements of Moody's have been restated to reflect the recapitalization described above.

         For purposes of, among other things, governing certain of the ongoing relations between Moody's and New D&B as a result of the Distribution and allocating certain tax, employee benefit and other liabilities arising prior to the Distribution, the companies entered into various agreements, including a Distribution Agreement (the "Distribution Agreement"), Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

         In general, pursuant to the terms of the Distribution Agreement, all of the assets and liabilities of the D&B Business were allocated to New D&B and all of the assets and liabilities of the Moody's Business were allocated to Moody's. The net indebtedness of D&B at the Distribution Date was allocated equally between the parties, before giving effect to certain adjustments, including adjustments relating to the estimated future cash costs of stock option exercises (see Note 3 below). As of September 30, 2000, Moody's had a payable to New D&B of $5.6 million, which represented the final adjustment to the net indebtedness allocation (including option-related adjustments). Financial responsibility for substantially all other liabilities as of the Distribution Date was generally allocated equally between New D&B and Moody's. Such liabilities include contingent and other liabilities relating to former businesses of D&B and certain prior business transactions, which consist primarily of potential liabilities arising from the legal action initiated by IRI and potential tax liabilities that may arise with respect to reviews by tax authorities of D&B's global tax planning initiatives, both as described in Note 4 below.

         The condensed consolidated financial statements reflect the financial position, results of operations, and cash flows of Moody's as if it were a separate entity for all periods presented. The financial statements include allocations of certain D&B corporate headquarters assets (including prepaid pension costs) and liabilities (including postretirement benefits and corporate and tax obligations) that were transferred from D&B at the Distribution Date. The financial statements also include an allocation of certain D&B expenses (including cash management, legal, accounting, tax, employee benefits, insurance services, data services, and other D&B corporate overhead) relating to Moody's. These expenses have been allocated to Moody's based on utilization of specific services or, where an estimate could not be determined, based on Moody's revenue in proportion to D&B's total revenues. Management believes that these allocations are reasonable. However, the costs of these services and benefits charged to Moody's are not necessarily indicative of the costs that would have been incurred if Moody's had performed or provided these functions as a separate entity. These allocations, which are included in expenses in the condensed consolidated statements of operations, totaled $13.3 million and $12.9 million for the nine months ended September 30, 2000 and 1999, respectively.

         Historically, D&B used a centralized cash management system to finance Moody's operations. Cash deposits from the majority of the Moody's businesses were transferred to D&B on a daily basis, and D&B funded the majority of Moody's disbursements from its centralized cash management system. Net distributions to D&B reflect these intercompany cash activities.

No interest was charged or credited on these transactions with D&B. At the time of the Distribution, Moody's established its own bank accounts. It now controls the use of its cash and does not participate in D&B's cash management system.

         The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes of Moody's for the year ended December 31, 1999, included in the Information Statement filed on October 4, 2000 as
Exhibit 99.1 to Moody's Current Report on Form 8-K dated September 30, 2000. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

2.  RECONCILIATION OF SHARES USED IN COMPUTING EARNINGS PER SHARE

         As required by SFAS No. 128, "Earnings per Share," below is a reconciliation of basic weighted average shares to diluted weighted average shares (share data in millions):

                                                                     THREE                            NINE
                                                                  MONTHS ENDED                    MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  -------------                   -------------
                                                               2000            1999             2000           1999
                                                               ----            ----             ----           ----
Weighted average number of shares - Basic                     162.2            160.9           161.8          162.7
Dilutive effect of shares issuable under stock option
and performance share plans                                     1.7              1.8             1.3            2.2
                                                              -----           ------           -----        -------
Weighted average number of shares - Diluted                   163.9            162.7           163.1          164.9
                                                              =====            =====           =====          =====

          Inclusion of diluted shares in EPS had no impact on Moody's operating results. Options to purchase 2.7 million and 3.2 million shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share for the respective nine month periods because the options' exercise prices were greater than the year-to-date average market price of the Company's common stock (as adjusted for the Distribution). The options generally expire 10 years after the initial grant date.

3.  INDEBTEDNESS

         Pursuant to the Distribution Agreement, Moody's was allocated $195.5 million of debt at September 30, 2000. Moody's funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge loan of $35.5 million.

         On October 3, 2000 the Company issued $300 million of notes in a private placement. The private placement notes have a five-year term and carry a 7.61% interest rate, payable semi-annually. The cash proceeds from the private placement were used in part to pay down the outstanding balance on the revolving credit facility and to repay the bridge loan.

         The revolving credit facility, which was undrawn as of October 4, 2000, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest rates on borrowings under the facility are based on prevailing short-term interest rates at the time of such borrowings.

4. CONTINGENCIES

         Moody's is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of the Company in connection with such matters will not have a material effect on the Company's financial position, results of operations or cash flows.

         In addition, Moody's has certain other contingencies discussed below.

  Information Resources, Inc.

         On July 29, 1996, Information Resources, Inc. ("IRI") filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as "The Dun & Bradstreet Corporation" and, as discussed below, now known as "R.H. Donnelley Corporation"("Donnelley"), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and I.M.S. International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a wholly owned subsidiary of Donnelley.

         The complaint alleges various violations of United States antitrust laws, including purported violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

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

         In June 1998, Donnelley completed a distribution to its shareholders (the "1998 Distribution") of the capital stock of D&B and changed its name to R.H. Donnelley Corporation. In connection with the 1998 Distribution, D&B and Donnelley entered into an agreement whereby the Company has assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

         During 1998, Cognizant separated into two companies, IMS Health Incorporated ("IMS Health") and Nielsen Media Research, Inc. ("NMR"). IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

         Under the terms of the Distribution Agreement, as a condition to the Distribution, New D&B undertook to be jointly and severally liable with Moody's for D&B's obligations to Donnelley under the distribution agreement pursuant to which the 1998 Distribution was effected, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of New D&B and Moody's will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to such distribution agreement, including legal fees or expenses related thereto.

         Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect Moody's results of operations, cash flows or financial position. As such, no amount in respect of this complaint has been accrued in the financial statements of the Company.

Tax Matters

         Pursuant to the Distribution Agreement, New D&B and Moody's have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

         D&B entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both its foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, Moody's management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect Moody's results of operations, cash flows or financial position.

          The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000, after the payments described below were made.

         On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflects $561.6 million of tax and interest due. D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000. Moody's 50% share of this payment had been previously accrued in its financial statements. IMS Health has informed D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid.


5.  COMPREHENSIVE INCOME

         Total comprehensive income was as follows:

                                                                                     NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                  -------------------
                                                                                   2000         1999
                                                                                   ----         ----

Net income...................................................................    $  118.1     $  117.4
Other comprehensive (loss) income - foreign currency translation adjustment..        (1.6)         0.2
                                                                                 --------     --------
       Total comprehensive income............................................    $  116.5     $  117.6
                                                                                 ========     ========

6.  SEGMENT INFORMATION

         The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates primarily in one reportable business segment - ratings, which accounts for approximately 90% of the Company's total revenues. Revenues of the opinion research products and risk management services businesses have been aggregated as "Other" for reporting purposes. Given the dominance of the ratings segment to Moody's overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for the Company as a whole. Moody's also reports revenue separately for two geographic areas: U.S. and international.

         The ratings segment is comprised of four major rating groups, each of which has similar economic and financial characteristics. They are corporate finance ratings, structured finance ratings, financial institutions and sovereign ratings and public finance ratings.


         There are no intersegment sales and no single customer accounted for 10% or more of total revenue.

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         ------------------
                                                          2000        1999
                                                          ----        ----
Revenues:
   Ratings:
      Corporate finance ratings......................   $  125.8    $  127.7
      Structured finance ratings.....................      139.6       124.0
      Financial institutions and sovereign ratings...       83.8        79.7
      Public finance ratings.........................       33.5        47.7
                                                        --------    --------
      Total ratings revenue..........................      382.7       379.1
   Other.............................................       58.5        44.7
                                                        --------    --------
      Total revenues.................................      441.2       423.8
Total expenses.......................................      229.7       222.3
Non-operating income (expense), net..................        0.1         8.8
                                                        --------    --------
Income before provision for income taxes.............   $  211.6    $  210.3
                                                        ========    ========


Revenues by geographic area:
   United States.....................................   $  311.5    $  322.8
   International.....................................      129.7       101.0
                                                        --------    --------
   Total revenues....................................   $  441.2    $  423.8
                                                        ========    ========

7.  ACQUISITION

         On January 27, 2000, the Company acquired the net assets of a financial software products company for $17.4 million in cash. The acquisition was accounted for using the purchase method of accounting for business combinations from the date of acquisition. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill and other intangibles of approximately $17.2 million, which will be amortized on a straight-line basis over 3-10 years. The impact of the acquisition on the results of operations had the acquisition occurred on January 1, 1999 would not have been material.

8.  SUBSEQUENT EVENTS

         On October 18, 2000 the Board of Directors of Moody's Corporation authorized a share repurchase program of up to $250 million of Moody's common stock. The program includes both special share repurchases and systematic repurchases of Moody's common stock to offset the dilutive effect of share issuances under Moody's employee benefit arrangements.

         Also on October 18, 2000, the Board of Directors approved a quarterly dividend of 4.5 cents per share of Moody's common stock, payable on December 10, 2000 to shareholders of record at the close of business on November 20, 2000.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. Among other things, this Interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards that reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. The effect of adopting FIN No. 44 did not have a material impact on Moody's.

         In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff provided this guidance due, in part, to the large number of revenue recognition issues that it has encountered in registrant filings. In June 2000, SAB 101B, "Amendment:
Revenue Recognition in Financial Statements", was issued, which defers the effective date of SAB 101 until the fourth fiscal quarter of 2000. Moody's believes that it is in compliance with this guidance.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Moody's currently does not engage in any transactions that would be impacted by the adoption of SFAS No. 133.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On December 15, 1999, The Dun & Bradstreet Corporation ("D&B") announced a plan to separate into two independent, publicly traded companies - The New D&B Corporation ("New D&B") and Moody's Corporation ("Moody's" or the "Company"). On September 30, 2000 (the "Distribution Date"), the separation was accomplished through a tax-free distribution to the shareholders of D&B (the "Distribution") of all of the shares of common stock of a newly formed, wholly owned subsidiary corporation (New D&B) comprising the business of the D&B operating company (the "D&B Business"). The remaining business of D&B consisted solely of the business of providing ratings and related research and risk management services (the "Moody's Business") and D&B was renamed "Moody's Corporation". Shares of common stock of D&B represent a continuing interest in the Moody's Business and D&B's common stock became Moody's common stock. The financial statements of Moody's have been restated to reflect the recapitalization described above.

         For purposes of, among other things, governing certain of the ongoing relations between Moody's and New D&B as a result of the Distribution and allocating certain tax, employee benefit and other liabilities arising prior to the Distribution, the companies entered into various agreements, including a Distribution Agreement (the "Distribution Agreement"), Tax Allocation Agreement, Employee Benefits Agreement, Intellectual Property Assignment, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

         In general, pursuant to the terms of the Distribution Agreement, all of the assets and liabilities of the D&B Business were allocated to New D&B and all of the assets and liabilities of the Moody's Business were allocated to Moody's. The net indebtedness of D&B at the Distribution Date was allocated equally between the parties, before giving effect to certain adjustments, including adjustments relating to the estimated future cash costs of stock option exercises (see Note 3 to the financial statements). As of September 30, 2000, Moody's had a payable to New D&B of $5.6 million, which represented the final adjustment to the net indebtedness allocation (including option-related adjustments). Financial responsibility for substantially all other liabilities as of the Distribution Date was generally allocated equally between New D&B and Moody's. Such liabilities include contingent and other liabilities relating to former businesses of D&B and certain prior business transactions, which consist primarily of potential liabilities arising from the legal action initiated by IRI and potential tax liabilities that may arise with respect to reviews by tax authorities of D&B's global tax planning initiatives, both as described in Note 4 to the financial statements).

         The condensed consolidated financial statements reflect the financial position, results of operations, and cash flows of Moody's as if it were a separate entity for all periods presented. The financial statements include allocations of certain D&B corporate headquarters assets (including prepaid pension costs) and liabilities (including postretirement benefits and corporate and tax obligations) that were transferred from D&B at the Distribution Date. The financial statements also include an allocation of certain D&B expenses (including cash management, legal, accounting, tax, employee benefits, insurance services, data services, and other D&B corporate overhead) relating to Moody's. These expenses have been allocated to Moody's based on utilization of specific services or, where an estimate could not be determined, based on Moody's revenue in proportion to D&B's total revenues. Management believes that these allocations are reasonable. However, the costs of these services and benefits charged to Moody's are not necessarily indicative of the costs that would have been incurred if Moody's had performed or provided these functions as a separate entity. These allocations, which are included in expenses in the condensed consolidated statements of operations, totaled $13.3 million and $12.9 million for the nine months ended September 30, 2000 and 1999, respectively.

         Historically, D&B used a centralized cash management system to finance Moody's operations. Cash deposits from the majority of the Moody's businesses were transferred to D&B on a daily basis, and D&B funded the majority of Moody's disbursements from its centralized cash management system. Net distributions to D&B reflect these intercompany cash activities. No interest was charged or credited on these transactions with D&B. At the time of the Distribution, Moody's established its own bank accounts. It now controls the use of its cash and does not participate in D&B's cash management system.

OPERATING SEGMENTS

         Moody's operates primarily in one reportable business segment - ratings, which accounts for approximately 90% of Moody's total revenue. The ratings segment is composed of four major ratings groups: corporate finance, structured finance, financial institutions and sovereigns, and public finance. Given the dominance of the ratings segment to Moody's overall results, Moody's does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for Moody's as a whole. Moody's also reports revenue separately for two geographic areas: U.S. and international.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue of $152.5 million in the third quarter of 2000 grew 9.5% compared to $139.3 million in the same period of 1999. Revenue growth reflected strong gains in international ratings combined with modest growth in the U.S., resulting in a 6.0% increase in total ratings revenue. Opinion research products revenue achieved double-digit growth, due to strong demand for services delivered via the Internet and increased international sales. Revenue for Moody's Risk Management Services increased primarily due to the January 2000 acquisition of a financial software products company.

         Ratings revenue was $131.2 million in the third quarter, an increase of $7.4 million or 6.0% from $123.8 million in 1999. Strong growth from international corporate finance ratings, global structured finance ratings and syndicated bank loan ratings was partially offset by the effects of lower issuance volumes in the high yield, public finance and commercial mortgage-backed sectors.

         Structured finance ratings revenue was $48.1 million for the third quarter of 2000, an increase of $7.4 million, or 18.2%, from $40.7 million in the third quarter of 1999. The increase was principally driven by strong growth in Europe and Japan, and in credit derivatives.

         Revenue from corporate ratings was $43.0 million in the third quarter of 2000, compared with $42.0 million in the same period of 1999. Strong revenue growth from European corporate issuers was substantially offset by the effects of continued declines in U.S. corporate issuance. U.S. investment grade revenue decreased slightly due to a 3% decline in the number of bonds issued. Revenue from high yield bond ratings decreased $4.0 million, driven by a 45% reduction in the number of bonds issued. Bank loan ratings revenue grew 39%, or $1.6 million in the third quarter, to partially offset the decline in high yield revenue.

         Revenue from financial institution and sovereign ratings was $28.2 million for the third quarter of 2000, an increase of $3.0 million, or 11.9% over 1999. Increased international volumes more than offset the effects of a decline in U.S. debt issuance and U.S. industry consolidation in this sector.

         Public finance ratings revenue declined 25.2% to $11.9 million for the third quarter of 2000, from $15.9 million in the same period of 1999. This decline was principally the result of a 27% decrease in the number of U.S. municipal bond issues.

         Other revenue increased $5.8 million, or 37.4%, to $21.3 million reflecting double digit growth in opinion products revenue due to continued strong demand for opinion research products delivered via the Internet as well as increased international sales. In addition, revenue for Moody's Risk Management Services increased primarily due to the January 2000 acquisition of a financial software products company.

         Revenue in the United States was $108.3 million for the third quarter of 2000, an increase of 5.0% over the third quarter of 1999. This increase reflected growth in ratings revenue of 3% for the quarter, driven by strong growth in asset-backed finance, credit derivatives, and bank loan ratings, partially offset by the effects of lower issuance volumes in the high yield, public finance, and commercial mortgage-backed sectors. In addition, U.S. opinion research products and risk management services both achieved double-digit revenue growth in the quarter.

         Moody's international revenue was $44.2 million for the third quarter of 2000, an increase of 22.1% over $36.2 million in the same period of 1999. International revenue reflected 16% growth in ratings due to strong gains in structured finance in Europe and Japan, as well as double digit growth in opinion research products and risk management services. For the third quarter, international revenue represented 29% of total Moody's revenue.

         Operating, selling and administrative expenses were $75.1 million in the third quarter of 2000, an increase of $5.5 million, or 7.9% over the third quarter of 1999. The increase principally reflected higher compensation and benefit costs due to an increase in the number of analysts, particularly in Europe and the structured finance business. Depreciation and amortization rose from $3.1 million in the third quarter of 1999 to $4.5 million in the third quarter of 2000. The increase was primarily related to the above-mentioned acquisition of a financial software products company.

         Moody's operating income of $72.9 million for the third quarter of 2000 was up 9.5% from $66.6 million in the same period of 1999.

         Non-operating expense was $0.4 million for the third quarter of 2000 compared with $9.0 million of non-operating income for the same period of 1999. The 1999 quarter included a $9.2 million gain related to the sale of the Company's Financial Information Services division (FIS).

         Moody's effective tax rate was 44.2% in the third quarters of both 2000 and 1999.

         As a result of the foregoing, Moody's reported net income of $40.5 million for the third quarter of 2000. Net income grew 9.2% over $37.1 million for the same period of 1999, excluding the $5.1 million after-tax gain on the sale of FIS that was reported in the third quarter of 1999. Basic and diluted earnings per share were $0.25 for the third quarter of 2000 compared with $0.26 for the third quarter of 1999. Excluding the $0.03 per share impact of the 1999 gain on the sale of FIS, third quarter 2000 basic and diluted earnings grew 8.7% over the same period of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue for the first nine months of 2000 was $441.2 million, an increase of $17.4 million or 4.1% from $423.8 million for the same period of 1999. Revenue growth reflected double digit growth in opinion research products and risk management services revenue. Ratings revenue increased slightly, as strong gains in international ratings were substantially offset by weakness in U.S. ratings.

         Ratings revenue was $382.7 million in the first nine months of 2000, an increase of $3.6 million from $379.1 million in 1999. Strong growth from international corporate finance and global structured finance ratings was substantially offset by the effects of a decline in securities issuance in the U.S. capital markets, principally as a result of unsettled market conditions related to interest rate increases.

         Structured finance ratings revenue was $139.6 million for the first nine months of 2000, an increase of $15.6 million or 12.6% from $124.0 million in 1999. The increase was principally driven by strong growth in Europe and Japan, and in U.S. asset-backed finance and credit derivatives.

         Revenue from corporate ratings was $125.8 million for the year to date, down 1.5% from $127.7 million in 1999. Growth in international ratings revenue from issuance in Europe was more than offset by the effects of a decline in U.S. corporate bond issuance, most notably in the high yield sector. Revenue from bank loan ratings grew 62% to $13.6 million in the first nine months of 2000.

         Revenue from financial institution and sovereign ratings was $83.8 million for the first nine months of 2000,an increase of 5.1% from $79.7 million in 1999. Volume growth of 20% in international bond and medium-term note issuance more than offset the effects of a decline in U.S. debt issuance and U.S. industry consolidation in this sector.

         Public finance ratings revenue declined 29.8% to $33.5 million for the first nine months of 2000. This decline was principally the result of a 24% decrease in the number of U.S. municipal bonds issued in the first nine months of 2000 versus the same period of 1999.

         Other revenue increased 30.9%, to $58.5 million in the first nine months of 2000. Double digit growth in opinion research products revenue was driven by continued strong demand for research delivered via the Internet and increased international sales. In addition, revenue for Moody's Risk Management Services more than doubled in the first nine months of 2000 versus the same period of 1999, primarily due to the acquisition of a financial software products company.

         United States revenue for the first nine months of 2000 was $311.5 million, a decline of 3.5% versus the same period of 1999. Ratings revenue declined by 6% in the period, as the effects of lower issuance levels in the core corporate and public finance sectors were partially offset by strong growth in asset-backed finance and bank loan ratings. Double-digit growth was achieved in opinion products and risk management services revenue.

         Moody's international revenue grew 28.4% to $129.7 million in the first nine months of 2000, from $101.0 million in the same period of 1999. The strong gain reflected 25% growth in ratings revenue to $106.7 million, driven by increased European corporate issuance volumes, and strong growth in structured ratings in Europe and Japan. Continued strong growth was achieved in international opinion research products, reflecting new products and international expansion and in risk management services revenue.

         Operating, selling and administrative expenses increased 2.0% to $216.9 million in the first nine months of 2000, from $212.6 million in the same period of 1999. Increases in compensation and related costs due to higher analytic headcount, especially in Europe, were partially offset by cost containment efforts in light of weak revenue in several sectors. Depreciation and amortization rose from $9.7 million in the first nine months of 1999 to $12.8 million in the same period of 2000, principally reflecting amortization related to the previously mentioned acquisition.

         Moody's operating income of $211.5 million for the first nine months of 2000 was up 5.0% from $201.5 million in the same period of 1999.

         Non-operating income was $0.1 million for the first nine months of 2000 compared with $8.8 million for the same period of 1999. The 1999 amount included the $9.2 million gain related to the sale of FIS.

         Moody's effective tax rate was 44.2% for the nine months ended September 30, 2000 and 1999.

         Net income was $118.1 million for the first nine months of 2000 compared with $117.4 million in 1999. Excluding the 1999 gain on the sale of FIS, year to date 2000 net income increased 5.2% over $112.3 million in 1999. Earnings per share for the first nine months of 2000 were $0.73 basic and $0.72 diluted, compared with $0.72 basic and $0.71 diluted for the same period of 1999. Excluding the gain on the sale of FIS, 2000 basic and diluted earnings per share for the first nine months grew 5.8% and 5.9%, respectively, over the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $7.6 million and $136.0 million for the nine months ended September 30, 2000 and 1999, respectively. The year to date 2000 activity reflected a payment of approximately $175 million, representing Moody's 50% share of a payment to the IRS made by D&B in connection with an amended tax return filed by D&B on May 12, 2000. The 2000 activity also reflected higher payments for incentive compensation compared with the same period of 1999.

         Net cash used in investing activities was $28.8 million for the nine months ended September 30, 2000 compared with $4.8 million for the same period of 1999. This increase was principally due to the acquisition of a financial software products company in January 2000 for $17.4 million and increased spending on computer equipment.

         Net cash provided by (used in) financing activities consisted of the allocation of debt from D&B in accordance with the Distribution Agreement, and net distributions to D&B. The year-to-date net distributions to D&B reflect the allocation of debt from D&B (a $195.5 million distribution to D&B) offset in part by the payment made to the IRS in connection with an amended tax return (a $174.7 million distribution from D&B).

         Pursuant to the Distribution Agreement, Moody's was allocated $195.5 million of debt at September 30, 2000. Moody's funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge loan of $35.5 million.

         On October 3, 2000 the Company issued $300 million of notes in a private placement. The private placement notes have a five-year term and carry a 7.61% interest rate, payable semi-annually. The cash proceeds from the private placement were used in part to pay down the outstanding balance on the revolving credit facility and to repay the bridge loan.

         The revolving credit facility, which was undrawn as of October 4, 2000, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest rates on borrowings under the facility are based on prevailing short-term interest rates at the time of such borrowings.

         On October 18, 2000 the Board of Directors of Moody's Corporation authorized a share repurchase program of up to $250 million of Moody's common stock. The program includes both special share repurchases and systematic repurchases of Moody's common stock to offset the dilutive effect of share issuances under Moody's employee benefit arrangements.

         Also on October 18, 2000, the Board of Directors approved a quarterly dividend of 4.5 cents per share of Moody's common stock, payable on December 10, 2000 to shareholders of record at the close of business on November 20, 2000.

         Moody's existing balances of cash, cash generated from operations and debt capacity are expected to be sufficient to fund Moody's operating needs, service debt and pay dividends, over the next year.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. Among other things, this Interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards that reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. The effect of adopting FIN No. 44 did not have a material impact on Moody's.

         In December 1999, the staff of the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff provided this guidance due, in part, to the large number of revenue recognition issues that it has encountered in registrant filings. In June 2000, SAB 101B, "Amendment:
Revenue Recognition in Financial Statements", was issued, which defers the effective date of SAB 101 until the fourth fiscal quarter of 2000. Moody's believes that it is in compliance with this guidance.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Moody's currently does not engage in any transactions that would be impacted by the adoption of SFAS No. 133.

MARKET RISK SENSITIVE INSTRUMENTS

         Moody's maintains operations in 14 countries outside of the United States, and approximately 20% of its expenses are incurred in currencies other than the U.S. dollar. Over 90% of Moody's revenues for the nine months ended September 30, 2000 were billed and collected in U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. In the nine month periods ended September 30, 2000 and 1999, foreign currency translation had immaterial impacts on U.S. dollar revenue growth and operating income growth.

         As of September 30, 2000, approximately 13% of Moody's assets were located outside the U.S. Moody's aggregate cash balance of $22.6 million was not concentrated in any one country other than the U.S. Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally in the U.K. and Japan. Changes in the value of these currencies relative to the U.S. dollar are charged or credited to the cumulative translation adjustment component of shareholders' equity.

  OTHER

         Pursuant to the Distribution Agreement, New D&B and Moody's have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

         D&B entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both its foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, Moody's management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect Moody's results of operations, cash flows or financial position.

          The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000, after the payments described below were made.

         On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflects $561.6 million of tax and interest due. D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000. Moody's 50% share of this payment had been previously accrued in its financial statements. IMS Health has informed D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid.

         In addition, Moody's has certain other contingencies as described in
Part II Item 1, "Legal Proceedings."

FORWARD-LOOKING STATEMENTS

         This document contains information about future expectations, plans and prospects for the Company's business and operations that constitute forward-looking statements. The forward-looking statements and other information are made as of the date of this report, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to nationally recognized statistical rating organizations; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the company's global tax planning initiatives; the uncertainty regarding market acceptance and revenue generating opportunities for web-based research products; and other factors as discussed in The New D&B Corporation Form 10 (Amendment No. 2) filed on September 11, 2000 with the Securities and Exchange Commission and in other filings made by the Company from time to time with the Securities and Exchange Commission.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         Information in response to this Item is set forth in Note 4 - Contingencies in Part I, Item 1 of this Report. For additional information regarding the IRI case, reference is made to such Note and to the information under the caption "Moody's Corporation Business - Legal Proceedings" in the Information Statement filed as Exhibit 99.1 to Moody's Current Report on Form 8-K dated September 30, 2000. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or "relationships" with local companies.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


EXHIBIT NO.       DESCRIPTION
3.1               Restated Certificate of Incorporation of the Registrant dated
                  June 15, 1998, as amended effective June 30, 1998, and as
                  further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the
                  Registrant, file number 1-14037, filed October 4, 2000).

4.1 Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

4.2 Amended and Restated Rights Agreement between the Registrant and EquiServe Trust Company, N.A., dated as of September 27,
                  2000 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed
                  September 29, 2000).

4.3 Five-Year Credit Agreement, dated as of September 11, 2000, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

4.4 364-Day Credit Agreement, dated as of September 11, 2000, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

10.1 Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation
                  (f.k.a. The New D&B Corporation) (incorporated by reference to
                  Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

10.2 Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation
                  (f.k.a. The New D&B Corporation) (incorporated by reference to
                  Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

10.3 Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation
                  (f.k.a. The New D&B Corporation) (incorporated by reference to
                  Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

10.4              Intellectual Property Assignments, dated as of September 1,
                  2000, between the Registrant and The Dun & Bradstreet
                  Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

10.5              Shared Transaction Services Agreement, dated as of September
                  30, 2000, between the Registrant and The Dun & Bradstreet
                  Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

10.6 Data Services Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation
                  (f.k.a. The New D&B Corporation) (incorporated by reference to
                  Exhibit 10.6 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

10.7 Transition Services Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation
                  (f.k.a. The New D&B Corporation) (incorporated by reference to
                  Exhibit 10.7 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

10.8              Insurance and Risk Management Services Agreement, dated as of
                  September 30, 2000, between the Registrant and The Dun &
                  Bradstreet Corporation (f.k.a. The New D&B Corporation)
                  (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October
                  4, 2000).

10.9              Pension Benefit Equalization Plan of Moody's Corporation.

10.10             Supplemental Executive Benefit Plan of Moody's Corporation.

10.11             Profit Participation Benefit Equalization Plan of Moody's
                  Corporation.

10.12 The Moody's Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors.

10.13             1998 Moody's Corporation Replacement Plan for Certain
                  Non-Employee Directors Holding Dun & Bradstreet Corporation
                  Equity-Based Awards.

10.14             1998 Moody's Corporation Replacement Plan for Certain
                  Employees Holding Dun & Bradstreet Corporation Equity-Based
                  Awards.

10.15             1998 Moody's Corporation Non-Employee Directors' Stock
                  Incentive Plan.

10.16             1998 Moody's Corporation Key Employees' Stock Incentive Plan.


(b) Reports on Form 8-K

         A Current Report on Form 8-K was filed on September 29,2000 under Item 5 of such form reporting amendments to Moody's shareholder rights plan. A Current Report on Form 8-K was filed on October 4, 2000 under Item 5 of such form reporting the Distribution. A Current Report on Form 8-K was filed on November 7, 2000 under Item 5 of such form reporting the posting of a presentation to investors on Moody's website.

                               MOODY'S CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000 by:         /s/ JEANNE M. DERING
                                    --------------------
                                    Jeanne M. Dering
                                    Senior Vice President and
                                    Chief Financial Officer

Date: November 14, 2000 by:         /s/ CHARLES R. BRUSCHI
                                    ----------------------
                                    Charles R. Bruschi
                                    Vice President and
                                    Corporate Controller