Form 10-K405
period 2000-12-31
MOODYS CORP /DE/
filed 2001-03-15
CIK 1059556

MOODYS CORP /DE/ - 10-K405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 1-14037

                               MOODY'S CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                        13-3998945
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                   99 CHURCH STREET, NEW YORK, NEW YORK 10007
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 553-0300.
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 31, 2001, 159,863,281 shares of Common Stock of Moody's Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the Composite Tape on such date) was approximately $4,454 million.

MOODYS CORP /DE/ - 10-K405

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 23, 2001, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is located on Pages 50-53 of this Form 10-K

* Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are "affiliates" of the Registrant for purposes of federal securities laws.


                                     PART I

ITEM 1. BUSINESS

         As used in this report, except where the context indicates otherwise, the term "Company" or "Moody's" refers to Moody's Corporation and its wholly owned subsidiaries. The Company's executive offices are located at 99 Church Street, New York, NY 10007 and its telephone number is (212) 553-0300.


         Prior to September 30, 2000, the Company was known as The Dun & Bradstreet Corporation ("Old D&B"). On September 8, 2000, the Board of Directors of Old D&B approved a plan to separate into two publicly traded companies - the Company and The New D&B Corporation ("New D&B"). On September 30, 2000, Old D&B distributed to its shareholders all of the outstanding shares of New D&B common stock (the "2000 Distribution"). In connection with the Distribution, Old D&B changed its name to Moody's Corporation.


         New D&B is the accounting successor to Old D&B, which was incorporated under the laws of the State of Delaware on April 8, 1998. Old D&B began operating as an independent publicly-owned corporation on July 1, 1998 as a result of its June 30, 1998 spin-off (the "1998 Distribution") from the corporation now known as "R.H. Donnelley Corporation" and previously known as "The Dun & Bradstreet Corporation" ("Donnelley"). Old D&B became the accounting successor to Donnelley at the time of the 1998 Distribution.

         Prior to the 1998 Distribution, Donnelley was the parent holding company for subsidiaries then engaged in the businesses currently conducted by New D&B, Moody's and Donnelley. Prior to November 1, 1996, it also was the parent holding company of subsidiaries conducting business under the names Cognizant Corporation ("Cognizant") and ACNielsen Corporation ("ACNielsen"). On that date Donnelley effected a spin-off of the capital stock of Cognizant and ACNielsen to its stockholders (the "1996 Distribution"). Cognizant subsequently changed its name to Nielsen Media Research, Inc. in connection with its 1998 spin-off of the capital stock of IMS Health Incorporated ("IMS Health").

         The corporate and financial characteristics of Moody's have developed, in part, as a result of the 1996, 1998 and 2000 Distributions and Moody's relationships with the other parties to those transactions. The terms of the transactions are briefly outlined below.

                               1996 DISTRIBUTION

         For purposes of effecting the 1996 Distribution and governing certain of the continuing relationships among Donnelley, Cognizant and ACNielsen thereafter, the three companies entered into various agreements, including a Distribution Agreement (the "1996 Distribution Agreement"), a Tax Allocation Agreement (the "1996 Tax Allocation Agreement"), an Employee Benefits Agreement (the "1996 Employee Benefits Agreement") and an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement"). The following

MOODYS CORP /DE/ - 10-K405

descriptions summarize some of the material terms of such agreements but are qualified by reference to the texts of such agreements, which are filed as exhibits to this Form 10-K.

     The 1996 Distribution Agreement provided for, among other things, assumptions of liabilities and cross indemnities designed generally to allocate to Donnelley, effective as of November 1, 1996, financial responsibility for all liabilities of the companies, except for certain liabilities arising out of or in connection with the businesses that became part of Cognizant or ACNielsen as a result of the 1996 Distribution. Similarly, the 1996 Distribution Agreement provided for the allocation generally to Donnelley of the financial responsibility for the liabilities arising out of or in connection with then-former businesses, including those formerly conducted by or associated with Cognizant or ACNielsen, with certain exceptions such as described in Note 14 (Contingencies) in Part II, Item 8 on pages 44-46 of this Form 10-K.

     The 1996 Tax Allocation Agreement generally allocated financial responsibility to Donnelley for the entire consolidated tax liability for the tax years that Cognizant and ACNielsen were included in Donnelley's consolidated Federal income tax return. For periods prior to November 1, 1996, Donnelley also is generally liable for state and local income taxes. The 1996 Tax Allocation Agreement allocated liability to Donnelley, Cognizant and ACNielsen for their respective shares of other state and local taxes, as well as any foreign taxes attributable to periods prior to November 1, 1996.

     The 1996 Employee Benefits Agreement generally allocated responsibility among the companies for benefits accrued for their current and former employees as of November 1, 1996.

     Pursuant to the Indemnity and Joint Defense Agreement, Donnelley, Cognizant and ACNielsen agreed: (i) to certain arrangements allocating potential liabilities arising out of the legal action filed by Information Resources, Inc. ("IRI") on July 29, 1996 and (ii) to conduct a joint defense of such action. See
Note 14 (Contingencies) in Part II, Item 8 on pages 44-46 of this Form 10-K for additional information with respect to this agreement.

     Pursuant to the terms of the 1996 Distribution Agreement, as a condition to the 1998 Distribution, Old D&B undertook to be jointly and severally liable with Donnelley to Cognizant and ACNielsen for any liabilities arising under the 1996 Distribution Agreement and related agreements. Pursuant to the 1998 Distribution Agreement, as between Donnelley and Old D&B, all liabilities and rights of Donnelley under the 1996 Distribution Agreement and related agreements became liabilities and rights of Old D&B, and Old D&B agreed to indemnify Donnelley against any such liabilities.

     Pursuant to the terms of the 1996 Distribution Agreement, as a condition to Cognizant's spin-off of IMS Health, IMS Health undertook to be jointly and severally liable with Cognizant to Donnelley and ACNielsen for any liabilities arising under the 1996 Distribution Agreement and related agreements. Donnelley's rights under this undertaking were assigned to Old D&B in connection with the 1998 Distribution.

                               1998 DISTRIBUTION

     For purposes of effecting the 1998 Distribution and of governing certain of the continuing relationships between Old D&B and Donnelley thereafter, the two companies entered into various agreements, including a Distribution Agreement (the "1998 Distribution Agreement"), a Tax Allocation Agreement (the "1998 Tax Allocation Agreement") and an Employee Benefits Agreement (the "1998 Employee Benefits Agreement"). The following descriptions summarize some of the material terms of such agreements. These descriptions are qualified by reference to the texts of such agreements, which are filed as exhibits to this Form 10-K.

     The 1998 Distribution Agreement provided for, among other things, certain corporate transactions required to effect the 1998 Distribution and other arrangements between Donnelley and Old D&B subsequent to the 1998 Distribution. In general, pursuant to the terms of the 1998 Distribution Agreement, all assets of Donnelley as of June 30, 1998, other than those relating to the business to be conducted by it thereafter, became assets of Old D&B. The 1998 Distribution Agreement also provided for assumptions of liabilities and cross indemnities designed generally to allocate to Old D&B, effective as of June 30, 1998, financial responsibility for substantially all liabilities of

MOODYS CORP /DE/ - 10-K405

Donnelley, excluding liabilities primarily relating to the business to be conducted by Donnelley thereafter and certain indebtedness incurred in connection with the 1998 Distribution. The 1998 Distribution Agreement provided for the allocation generally to Old D&B of the financial responsibility for the liabilities arising out of or in connection with former business operations, other than those relating to the business to be conducted by Donnelley following the 1998 Distribution.

     Under the 1998 Tax Allocation Agreement, Old D&B generally assumed liability for all income taxes of the companies and their subsidiaries attributable to periods prior to the 1998 Distribution, provided that in the case of any separate company state or local income taxes, Donnelley and Old D&B remained responsible for their own liabilities arising from any audit adjustment.

     The 1998 Employee Benefits Agreement generally allocated responsibility between Donnelley and Old D&B for benefits accrued for their current and former employees as of June 30, 1998.

                               2000 DISTRIBUTION

     For purposes of effecting the 2000 Distribution and of governing certain of the continuing relationships between Moody's and New D&B thereafter, the two companies entered into various agreements, including a Distribution Agreement (the "2000 Distribution Agreement"), a Tax Allocation Agreement (the "2000 Tax Allocation Agreement") and an Employee Benefits Agreement (the "2000 Employee Benefits Agreement").

         The material terms of such agreements are described below. These descriptions are qualified by reference to the texts of such agreements, which are filed as exhibits to this Form 10-K.

     The 2000 Distribution Agreement provided for, among other things, certain corporate transactions required to effect the 2000 Distribution and other arrangements between Moody's and New D&B subsequent to the 2000 Distribution. In particular, the 2000 Distribution Agreement defined the assets and liabilities that were allocated to and assumed by New D&B and those that remained with Moody's. The 2000 Distribution Agreement also defines what constitutes the "D&B Business" and what constitutes the "Moody's Business."

         Pursuant to the 2000 Distribution Agreement, Moody's transferred or caused to be transferred all its right, title and interest in the assets comprising the D&B Business to New D&B, and New D&B transferred or caused to be transferred all its right, title and interest in the assets comprising the Moody's Business to Moody's. All assets were transferred without any representation or warranty. In general, pursuant to the terms of the 2000 Distribution Agreement, all assets that relate primarily to the D&B Business were allocated to New D&B, all assets that relate primarily to the Moody's Business were allocated to Moody's, and all remaining assets (other than cash, which was allocated along with indebtedness as described below) were allocated equally between New D&B and Moody's. The 2000 Distribution Agreement also provided for assumptions of liabilities and cross- indemnities designed to allocate generally, effective as of September 30, 2000, financial responsibility for: (i) all liabilities arising out of or in connection with the businesses conducted by New D&B to New D&B, (ii) all liabilities arising out of or in connection with the businesses conducted by Moody's to Moody's, and (iii) substantially all other liabilities as of September 30, 2000 equally between New D&B and Moody's. The liabilities that were allocated equally include contingent and other liabilities relating to former businesses and certain prior business transactions, which consist primarily of potential liabilities of Old D&B arising from the legal action initiated by IRI and potential tax liabilities of Old D&B that may arise with respect to reviews by tax authorities of global tax planning initiatives, both of which are described in Note 14 (Contingencies) in
Part II, Item 8 on pages 44-46 of this Form 10-K.

         Pursuant to the terms of the 1998 Distribution Agreement, as a condition to the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody's to Donnelley for any liabilities arising under the 1998 Distribution Agreement and related agreements. The 2000 Distribution Agreement generally allocates financial responsibility for such liabilities equally between New D&B and Moody's, except that any such liabilities that relate primarily to the D&B Business will be New D&B liabilities and any such liabilities that relate primarily to the Moody's Business will be Moody's liabilities. Among other things, New D&B and Moody's agreed that, as between themselves,

MOODYS CORP /DE/ - 10-K405

they will each be responsible for 50% of any payments to be made in respect of the IRI action under the 1998 Distribution Agreement, including any legal fees and expenses related thereto.

     In connection with the 2000 Distribution, New D&B assumed a portion of the indebtedness of Old D&B and received a portion of the cash of Old D&B in amounts such that, at the time of the 2000 Distribution and before giving effect to the agreement discussed below and certain other factors, the net indebtedness of New D&B approximated the net indebtedness of Moody's. Substantially all unexercised Old D&B stock options were adjusted as of the date of the 2000 Distribution to comprise options to purchase Moody's common stock and separately exercisable options to purchase New D&B common stock. In light of, among other things, the numbers of optionees employed by New D&B and Moody's, respectively, this adjustment resulted in a substantially greater number of outstanding options to purchase Moody's common stock than would have been the case if options were adjusted so as to become solely options to purchase common stock of the optionee's employer. Due to this fact and the fact that, consistent with past practice, each of New D&B and Moody's was expected to maintain a stock purchase program designed to offset the increased number of shares otherwise attributable to option exercises, New D&B agreed to adjust the net indebtedness of the two companies to compensate Moody's for the disproportionate amount of its estimated future cash costs in this regard. The exact amount of the adjustment was determined on a formula basis and was dependent on a variety of factors, including the respective trading prices of Moody's common stock and New D&B common stock at the time of the Distribution.


     The 2000 Distribution Agreement includes provisions governing the administration of certain insurance programs and the procedures for making claims. The 2000 Distribution Agreement also allocates the right to proceeds, and the obligation to incur deductibles, under certain insurance policies.

     The 2000 Distribution Agreement provides that Moody's and New D&B will comply with and otherwise not take action inconsistent with each representation and statement made to the Internal Revenue Service (the "IRS") in connection with Old D&B's requests for ruling letters as to certain tax aspects of the 2000 Distribution and certain internal restructuring transactions. Each of Moody's and New D&B agreed, among other things, to maintain its status as a company engaged in the active conduct of a trade or business, as defined in Section 355(b) of the Internal Revenue Code, to continue to own stock of certain operating subsidiaries constituting control (within the meaning of Section 368(c) of the Internal Revenue Code) of such operating subsidiaries and to maintain at least 90% of the fair market value of its assets in the form of stock and securities of certain operating subsidiaries, in each case until the second anniversary of the 2000 Distribution. Moody's does not expect this limitation to inhibit its financing or other activities or its ability to respond to unanticipated developments. Under the 2000 Distribution Agreement, each of Moody's and New D&B agreed that, until two years after the 2000 Distribution, it will not: (i) merge or consolidate with another corporation,
(ii) liquidate or partially liquidate, (iii) sell or transfer all or substantially all of its assets, (iv) redeem or repurchase its stock (except in certain limited circumstances), or (v) take any other action that would result in one or more persons acquiring a 50% or greater interest in Moody's or New D&B, as the case may be, unless, prior to taking such action, it obtains a written opinion of a law firm reasonably acceptable to Moody's or New D&B, as the case may be, or a supplemental ruling from the IRS that such action will not affect the tax-free treatment of the 2000 Distribution. As a result of the representations in the requests for ruling letters and the covenants in the 2000 Distribution Agreement, the acquisition of control of Moody's prior to the second anniversary of the 2000 Distribution may be more difficult or less likely to occur because of the potential substantial liabilities associated with a breach of such representations or covenants. The 2000 Distribution Agreement requires any party thereto that takes or fails to take any action which contributes to a determination that the 2000 Distribution is not tax-free to Moody's or any of its affiliates, New D&B or any of its affiliates or their respective stockholders to indemnify the other party and its stockholders against any taxes arising therefrom. The 2000 Distribution Agreement also includes similar indemnification provisions with respect to actions taken that affect the tax treatment of certain internal restructuring transactions.

     Under the 2000 Distribution Agreement, each of Moody's and New D&B agreed to provide to the other party, subject to certain conditions, access to certain corporate records and information and to provide certain transitional services on such terms as

MOODYS CORP /DE/ - 10-K405

were set forth in a data services agreement, a shared transaction services agreement, an insurance and risk management services agreement and a transition services agreement between such parties. Moody's and New D&B also entered into an intellectual property assignment providing for the allocation of rights under patents, copyrights, software, technology, trade secrets and certain other intellectual property owned by Moody's and New D&B and their respective subsidiaries as of September 30, 2000. The texts of each of the foregoing agreements are filed as exhibits to this Form 10-K.

     The 2000 Distribution Agreement also provided generally that costs or expenses in connection with the 2000 Distribution incurred on or prior to September 30, 2000 will be borne equally by New D&B and Moody's. Except as set forth in the Distribution Agreement or any related agreement, each party is required to bear its own costs and expenses incurred after September 30, 2000.

     Pursuant to the 2000 Tax Allocation Agreement, Moody's and New D&B will each pay 50% of any taxes, or receive 50% of any refunds of taxes, shown as due on any consolidated or combined U.S. federal, state, local or foreign income or franchise tax return for taxable periods beginning prior to September 30, 2000 (including the current taxable period to the extent such taxes, refunds or credits are attributable to the portion of such taxable period up to and including September 30, 2000). Any subsequent adjustment of such taxes will be allocated to New D&B if such adjustment relates to the businesses conducted by New D&B, to Moody's if such adjustment relates to the businesses conducted by Moody's, and otherwise allocated equally between New D&B and Moody's. All taxes other than consolidated or combined U.S. federal, state, local or foreign income and franchise taxes will be the responsibility of New D&B if they are attributable to the D&B Business, and the responsibility of Moody's if they are attributable to the Moody's Business. For taxable periods beginning on or after September 30, 2000 (and the portion of the current taxable period beginning after September 30, 2000), New D&B and Moody's will each be responsible for their own taxes.

     The 2000 Employee Benefits Agreement generally allocates responsibility for certain employee benefits matters on and after October 1, 2000. Under the 2000 Employee Benefits Agreement, Moody's adopted a new defined benefit pension plan for its employees, and New D&B assumed and became the sponsor of the pre-existing plan for the benefit of New D&B's employees and, in general, former employees who terminated employment on or prior to September 30, 2000, who were not Moody's employees immediately after September 30, 2000. Assets and liabilities of the pre-existing pension plan that were attributable to Moody's employees are to be transferred to the new Moody's plan, along with an amount of surplus under the pre-existing pension plan, such that the total value of the amount to be transferred to the new Moody's plan equaled $88 million as of September 30, 2000. In accordance with the 2000 Employee Benefits Agreement, Moody's bears the investment risk and the plan and retiree expenses with respect to such assets as of October 1, 2000. This transfer is to be made in accordance with Section 414(l) of the Internal Revenue Code.

     In addition, Moody's adopted a new savings plan for its employees, and New D&B assumed and became the sponsor of the pre-existing savings plan for the benefit of New D&B's employees and former employees who terminated employment on or prior to September 30, 2000. Unless otherwise elected by Moody's employees, the account balances of Moody's employees were transferred to the new Moody's plan.

     Generally, New D&B assumed and became the sponsor of the pre-existing nonqualified supplemental pension plans for the benefit of persons who, prior to September 30, 2000, were participants thereunder. However, with respect to Moody's employees, New D&B generally retained only those liabilities that were vested prior to September 30, 2000. Moody's has guaranteed payment of the benefits under these plans to its employees in the event that New D&B is unable to satisfy its obligations. New D&B assumed liabilities relating to the account balances as of September 30, 2000 of retired directors and New D&B directors, and Moody's assumed liabilities relating to the account balances as of September 30, 2000 with respect to Moody's directors.

     The 2000 Employee Benefits Agreement also provides that Moody's will continue to sponsor its welfare plans for its employees. As of October 1, 2000, New D&B became the sponsor of welfare plans for the benefit of its employees and former employees who terminated employment on or prior to September 30, 2000. Moody's is responsible for providing retiree welfare benefits, where applicable, to its employees, and New D&B is

MOODYS CORP /DE/ - 10-K405

responsible for providing retiree welfare benefits, where applicable, to its employees and eligible former employees who terminated employment on or prior to September 30, 2000.

     Moody's and New D&B generally retained the severance liabilities of their respective employees who terminated employment prior to September 30, 2000.

     With respect to equity-based plans, the 2000 Employee Benefits Agreement generally provided that outstanding Old D&B equity-based awards (e.g., options, restricted stock, phantom units) as of September 30, 2000, were adjusted to comprise comparable equity-based grants in Moody's common stock and New D&B common stock. The adjustments were intended to preserve, as closely as possible, the economic value of the pre-2000 Distribution grants.

     Except as otherwise provided in the 2000 Employee Benefits Agreement, as of September 30, 2000, Moody's employees generally ceased participation in existing Old D&B employee benefit plans, and Moody's will generally recognize, among other things, its employees' past service under their respective Old D&B employee benefit plans. Except as specifically provided therein, nothing in the 2000 Employee Benefits Agreement restricts Moody's or New D&B's ability to amend or terminate any of their respective employee benefit plans after September 30, 2000.

THE COMPANY

         Moody's is a leading global credit rating, research and risk analysis firm in terms of market position, revenue, income and a number of other relevant statistical standards. Moody's publishes credit opinions, research and ratings on fixed-income securities, issuers of securities and other credit obligations. Moody's credit ratings and research help investors analyze the credit risks associated with fixed-income securities. Ratings and research from reliable third parties also create efficiencies in markets for fixed-income and other obligations, such as insurance and derivatives, by providing reliable, credible and independent assessments of credit risk. Moody's global and increasingly diverse services are designed to increase market liquidity and efficiency and may reduce transaction costs.

         Founded in 1900, Moody's employs approximately 1,500 employees worldwide. Moody's maintains offices in 15 countries and has expanded into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody's provides ratings and credit research on governmental and commercial entities in over 100 countries. Moody's customers include a wide range of corporate and governmental issuers of securities as well as investors, depositors, creditors, investment banks, commercial banks, and other financial intermediaries. Moody's is not dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on its business.

         Moody's publishes rating opinions and research on a broad range of credit obligations. These include various corporate and governmental obligations, structured finance securities and commercial paper programs issued in domestic and international markets. Moody's also assigns ratings to issuers of securities, insurance company obligations, bank loans, derivative products, bank deposits and other bank debt, and managed funds. At the end of 2000, Moody's had provided credit ratings and analysis on over $30 trillion in debt, covering over 85,000 securities, with 4,200 corporate relationships which includes corporate issuances, including industrial corporations, financial institutions, governmental entities and structured finance issuers and more than 68,000 public finance obligations. Ratings are disseminated to the public through a variety of print and electronic media, including real-time systems widely used by securities traders and investors.

         Closely integrated with its ratings services, Moody's provides research services that are utilized by institutional investors and other credit professionals. Clients of these services represent more than 2,800 institutions and include over 15,000 users globally. Moody's offers more than 100 research products, through which clients obtain analysis of individual borrowers, industry and market sectors and commentary on the credit implications of topical events. Organized according to industry and market segment, these research services cover investment grade and speculative grade corporate bonds, the global banking sector, municipal bonds, and mortgage- and asset-backed securities, in cross-border and domestic markets worldwide. While research is delivered

MOODYS CORP /DE/ - 10-K405

through a number of channels, the majority of clients use Moody's proprietary web site in order to have access to the complete research database in a real-time environment.

         Moody's Risk Management Services, Inc., a wholly owned subsidiary of Moody's ("Moody's Risk Management Services"), develops and distributes credit risk assessment software used by banks and other financial institutions in their portfolio management, commercial lending and other activities. Moody's Risk Management Services also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services that have enabled it to develop continuing relationships with its clients. In January 2000, Moody's Risk Management Services acquired a financial products software company, which provides credit risk assessment software to financial institutions.

PROSPECTS FOR GROWTH

         Over the past decade, global public fixed-income markets have significantly increased in outstanding principal amount. Moody's believes that global credit markets will continue to increase in size and scope. In addition, the securities being issued in the global fixed-income markets are becoming more complex. Moody's expects that these trends will increase the long-term demand for its high-quality, independent credit opinions.

         The size of the world capital markets is increasing because, in general, the global political and economic climate has promoted economic growth and more productive capital investment and market structures. Moody's believes that the outlook is generally favorable for the continued growth of the world capital markets, particularly in Europe as a consequence of the economic and monetary union contemplated by the Treaty on European Union.

         Technology, such as the Internet, makes information about investment alternatives easily available throughout the world. This technology facilitates issuers' ability to place securities outside their national market and investors' capacity to obtain information about securities issued outside their national markets. Issuers and investors are also more readily able to obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, many of which may be unfamiliar to them. This availability of information promotes worldwide financial markets and a more acute need for credible and globally comparable ratings. As a result, a number of new capital markets have emerged. In addition, more issuers and investors are accessing traditional capital markets.

         Another trend that is increasing the size of the world capital markets is the ongoing disintermediation of financial systems. Issuers are increasingly financing in the global public capital markets, rather than through traditional financial intermediaries. Moreover, financial intermediaries are selling assets in the global public capital markets, in addition to or instead of retaining those assets. Structured finance securities markets for many types of assets have developed in many countries and are contributing to these trends.

         The complexity of capital market instruments is also growing. Consequently, assessing the credit risk of such instruments becomes even more of a challenge for financial intermediaries and asset managers. In the credit markets, reliable third-party ratings represent an increasingly viable alternative to traditional in-house research as the geographic scope and complexity of financial markets grow.

         Rating fees paid by issuers account for most of Moody's revenue. Therefore, a substantial portion of Moody's revenues are dependent upon the volume and number of debt securities issued in the global capital markets. Moody's is therefore affected by the performance of, and the prospects for, the major world economies and by the fiscal and monetary policies pursued by their governments. However, annual fee arrangements with frequent debt issuers and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings and other areas are less dependent on, or independent of, the volume or number of debt securities issued in the global capital markets.

         Moody's operations are also subject to various politically related risks inherent in carrying on business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, price controls, changes in the availability of

MOODYS CORP /DE/ - 10-K405

data from public sector sources, limits on providing information across borders or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because its basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

COMPETITION

         Moody's competes with other credit rating agencies and with investment banks and brokerage firms that offer credit opinions, research and risk analysis services. Institutional investors also have in-house credit research capabilities. Moody's most direct competitor in the global credit rating business is Standard and Poor's Credit Market Services ("S&P"), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody's has made investments and obtained market positions superior to S&P's. In other markets the reverse is true.

         Another rating agency competitor of Moody's is Fitch, a wholly owned subsidiary of Fimalac S.A. Fitch includes the former businesses of Duff & Phelps, Fitch IBCA and Thomson BankWatch, which were recently combined in merger transactions or acquisitions. Although Moody's and S&P are each larger than Fitch, competition is expected to increase - particularly in Europe - from the combinations. One or more significant rating agencies also may emerge in Europe over the next few years in response to the growth in the European capital markets and development of the European Monetary Union ("EMU"). In addition, local providers in non-U.S. jurisdictions or comparable competitors that may emerge in the future may receive support from local governments and other institutions.

         Over the last decade, additional rating agencies have been established, primarily in emerging markets and as a result of local capital market regulation. Regulators worldwide have recognized that credit ratings can further regulatory objectives for the development of public fixed-income securities markets. The result of such regulatory activity has been the creation of several primarily national ratings agencies in various countries. Certain of these regulatory efforts may have the unintended effect of producing less credible ratings over time. Attempts to standardize ratings systems or criteria may make all rating systems and agencies appear undifferentiated, obscuring variations in the quality of the ratings providers. In addition, since Moody's believes that some of its most significant challenges and opportunities will arise outside the United States, it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local government and other institutions.

         Regulators of financial institutions are attempting to improve their approach to supervision. They are shifting away from rule-based systems that address only specific risk components and from institution-specific protections towards other supervisory methods. The regulators' evolving approach includes their making qualitative judgments about the sophistication of each financial institution's risk management processes and systems, in terms of both market and credit risk. Although such regulatory trends present opportunities for the use of Moody's ratings, they may also result in additional competition for Moody's or regulatory involvement in Moody's practices.

         Credit rating agencies such as Moody's also compete with other means of managing credit risk, such as credit insurance and credit derivatives. Competitors that develop quantitative methodologies for assessing credit risk also may pose a competitive threat to Moody's.

MOODY'S STRATEGY

         Moody's intends to focus on the following opportunities:

         Expansion in Financial Centers. Moody's services its customers through its global network of offices and business affiliations. Moody's currently maintains full-service rating and marketing operations in global financial centers such as Frankfurt, Hong Kong, London, Paris, and Tokyo. Moody's expects that its global network will position it to benefit from the expansion in worldwide capital markets and thereby increase revenue. Moody's also expects that the accelerated growth of its ratings and research activities

MOODYS CORP /DE/ - 10-K405

as a consequence of financial market integration under EMU will continue. Moody's expects to continue its expansion into developing markets either directly or through joint ventures, affiliations or other means.

         New Rating Products. Moody's is pursuing numerous initiatives that expand credit ratings from securities markets to other sectors with credit risk exposures. Moody's has a committed effort to extend its credit opinion franchise to the global bank counterparty universe through emerging market ratings, including bank financial strength ratings. Insurance financial strength ratings in the property and casualty, reinsurance, and life insurance markets represent additional growth opportunities. Moody's has also introduced issuer ratings for corporations not active in the debt markets and a Rating Assessment Service for issuers interested in a definitive Moody's rating opinion about hypothetical or potential financial developments related to such issuer. As the loan and capital markets converge, Moody's expects to continue to expand its rating coverage of bank loans and project finance loans and securities. Moody's has also introduced equity mutual fund indices and fund analyzers for institutional fund managers as well as rating products, which help investors understand mutual fund management quality.

         Internet-Enhanced Products and Services. Moody's is expanding its use of the Internet and other electronic media to enhance every aspect of client service. Moody's Website provides clients with instant access to ratings data and credit analysis. Internet delivery also enables Moody's to provide services to more individuals within a client organization than paper-based products and to offer higher- value services because customers do not need to handle paper-based reports. Moody's expects that access to these sophisticated applications will increase client use of Moody's services. Moody's expects to continue to invest in electronic media to capitalize on these and other opportunities.

         Additional Opportunities in Securitization. The repackaging of financial assets has had a profound effect on the fixed-income markets. New patterns of securitization are expected to emerge in the next decade. Although the bulk of assets securitized in the past five years have been consumer assets owned by banks, commercial assets - principally commercial mortgages, term receivables and corporate loans - are now increasingly being securitized. Securitization concepts are rapidly evolving into a strategic corporate finance tool in Europe and Asia and from ongoing global development of non-traditional financial instruments, such as derivatives, future flow securities, hybrids, credit-linked bonds and catastrophe bonds.

         New Credit Risk Management Services. Moody's will continue to provide banks and other financial institutions with credit risk management services. Moody's believes that there will be increased demand for such services because of recent proposals by international bank regulatory authorities to recognize banks' internal credit risk management systems for the purposes of determining regulatory capital.

         Expansion of Credit Research Products. Moody's will continue to expand its research products by producing and acquiring additional products through internal development and arrangements with others.

REGULATION

         Moody's is registered as an investment adviser under the Investment Advisers Act of 1940. Moody's has been designated as a Nationally Recognized Statistical Rating Organization ("NRSRO") by the SEC. The SEC first applied the NRSRO designation in 1975 to agencies whose credit ratings could be used to determine net capital requirements for broker-dealers. Congress (in certain mortgage-related legislation), the SEC (in its regulations under the Securities Act, the Exchange Act and the Investment Company Act of 1940) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, "investment grade" and "non-investment grade securities".

         In December 1997, the SEC proposed regulations that would define the criteria for designation as an NRSRO. The proposal states that the SEC would require rating agencies to have each of the following attributes before it will grant NRSRO status:

- national recognition, which means that the rating agency is recognized as an issuer of credible and reliable ratings by the predominant users of securities ratings in the United States,

MOODYS CORP /DE/ - 10-K405

- adequate staffing, financial resources and organizational structure to ensure that it can issue credible and reliable ratings of the debt of issuers, including the ability to operate independently of economic pressures or control by companies it rates and a sufficient number of staff members qualified in terms of education and experience to evaluate an issuer's credit thoroughly and completely,

- use of systematic ratings procedures that are designed to ensure credible and accurate ratings,

- extent of contacts with the management of issuers, including access to senior level management of issuers,

- internal procedures to prevent misuse of non-public information and compliance with such procedures, and

- registration with the SEC as an investment adviser under the Investment Advisers Act of 1940.

         Moody's does not believe that this proposal, if adopted, would have a material adverse effect on its operations or financial position.

         Moody's is also subject to regulation in certain non-U.S. jurisdictions in which it operates. In certain countries, governments may provide financial or other support to local-based rating agencies. In addition, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers.

         The Basle Committee on Banking Supervision is preparing a new capital adequacy framework to replace the framework adopted in 1998. Under this framework as now proposed, ratings assigned by a credit rating agency would be used by certain banks to determine the risk weights for many of their exposures. The Basle Committee's proposal would institutionalize the role of rating agencies in the credit assessment of internationally active financial institutions and subject rating agencies to a broader range of oversight. Because the content of the proposal is not yet finalized, Moody's cannot predict at this time the final form of any such regulation. However, Moody's does not believe that this proposal, if adopted in its present form, would materially affect its financial position, its results of operations or the manner in which it conducts its business.

         Other legislation and regulation relating to credit rating and research services has been considered from time to time by local, national and multinational bodies and is likely to be considered in the future. If enacted, any such legislation and regulation could significantly change the competitive landscape in which Moody's operates. Management of Moody's cannot predict whether these or any other proposals will be enacted or the ultimate impact on the competitive position, financial position or results of operations of Moody's.

INTELLECTUAL PROPERTY

         Moody's owns and controls a number of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to Moody's business. Management of Moody's believes that each of the "Moody's" name and related names, marks and logos are of material importance to Moody's. Moody's is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by Moody's. Moody's considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and Moody's relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contract safeguards for protection.

         The names of Moody's products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody's or one or more of its subsidiaries.

MOODYS CORP /DE/ - 10-K405

EMPLOYEES

         As of December 31, 2000, the number of full-time equivalent employees of Moody's was approximately 1,500.


                           EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position                                                          Biographical Data
John Rutherfurd, Jr., 61                                Mr. Rutherfurd has served as the Company's President and
President and Chief Executive Officer                   Chief Executive Officer since October 1, 2000 and has been a member of the Board of Directors since May 30, 2000. Mr.
                                                        Rutherfurd has served as President of Moody's Investors Service,
                                                        Inc. since January 1998. Prior thereto, Mr. Rutherfurd was the
                                                        Chief Administrative Officer of Moody's Investors Service, Inc.,
                                                        from 1996 until January 1998. Mr. Rutherfurd also served as
                                                        Managing Director of Moody's Holdings from 1995 until 1996, and served as President of Interactive Data Corporation ("IDC") a
                                                        wholly owned subsidiary of Old D&B, from 1985 to 1989 and from
                                                        1990 until IDC was sold by Old D&B in September 1995.



Jeanne M. Dering, 45                                    Ms. Dering has served as the Company's Senior Vice President and
Senior Vice President and Chief Financial Officer       Chief Financial Officer since October 1, 2000. Ms. Dering joined
                                                        Moody's Investors Service, Inc., in 1997 as Managing Director,
                                                        Finance Officer, and became Chief Financial Officer of Moody's
                                                        Investors Service, Inc., in 1998. Prior to joining, she spent over 10 years at Old D&B in a number of financial management positions, including Director of Budgets & Financial Analysis and
                                                        Director of Financial Planning - Acquisitions and New Business
                                                        Development.


John J. Goggins, 40                                     Mr. Goggins has served as the Company's Senior Vice President
Senior Vice President and General Counsel               and General Counsel since October 1, 2000. Mr. Goggins joined
                                                        Moody's Investors Service, Inc., in February 1999 from Dow Jones
                                                        & Company, where he served as counsel for three years and was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader,
                                                        Wickersham, & Taft from 1985 to

MOODYS CORP /DE/ - 10-K405

                                                        1995, where he specialized in mergers and acquisitions.

Andrew E. Kimball, 50                                   Mr. Kimball has served as the Company's Senior Vice President,
Senior Vice President, Risk Management Services         Moody's Risk Management Services, Inc., since October 1, 2000.
                                                        Mr. Kimball has also served as Managing Director, Moody's Risk
                                                        Management Services, Inc. a wholly owned subsidiary of Moody's
                                                        Investors Service, Inc. since 1999. Mr. Kimball joined Moody's
                                                        Investors Service, Inc. in 1987 as a Senior Analyst in the
                                                        Structured Finance Group. He was named associate director in
                                                        Structured Finance in 1988 and then, in 1990, Associate Director of the Speculative Grade Ratings Group of Moody's Investors
                                                        Service, Inc. In 1994, he became Managing Director, Corporate
                                                        Ratings Services and Systems Development of Moody's Investors
                                                        Service. He was named Managing Director Information Management of
                                                        Moody's Investors Service, Inc. in 1997 and Chief Information
                                                        Officer of Moody's Investors Service, Inc. in 1998.



Raymond W. McDaniel, 43                                 Mr. McDaniel has served as the Company's Senior Vice President,
Senior Vice President, Global Ratings & Research        Global Ratings & Research, since October 1, 2000. Mr. McDaniel has also served as Senior Managing Director, Global Ratings and
                                                        Research, of Moody's Investors Service, Inc., since November
                                                        2000, and prior thereto, served as Managing Director,
                                                        International, of Moody's Investors Service, Inc., since 1996.
                                                        Mr. McDaniel also served as Managing Director, Europe, from 1993 until 1996 and Associate Director in Moody's Structured Finance
                                                        Group from 1989 until 1993. He also served as Senior Analyst in
                                                        Moody's Investors Service, Inc. Mortgage Securitization Group
                                                        between 1988 and 1989.


Donald E. Noe, 46                                       Mr. Noe has served as the Company's Senior Vice President,
Senior Vice President, Global Ratings & Research        Global Ratings & Research, since October 1, 2000. Mr. Noe has also served as Senior Managing Director, Global Ratings and

MOODYS CORP /DE/ - 10-K405

                                                        Research, of Moody's Investors Service, Inc., since November
                                                        2000, and prior thereto, served as Managing Director, Credit
                                                        Ratings & Analysis, of Moody's Investors Service, Inc., since
                                                        1996. Mr. Noe also served as the Managing Director, Structured
                                                        Finance, of Moody's Investors Service, Inc., from 1994 until
                                                        1996. Mr. Noe also served as Vice President and Director of
                                                        International of Moody's Investors Service, Inc., from 1988 until
                                                        1994, and served as Vice President of Moody's Investors Service,
                                                        Inc. Financial Institutions Group between 1986 and 1989.

Debra Perry, 49                                         Ms. Perry has served as the Company's Senior Vice President and Chief
Senior Vice President and Chief Administrative Officer  Administrative Officer since October 1, 2000. Ms. Perry has also served as Chief Administrative Officer of Moody's Investors
                                                        Service, Inc., since 1999. Prior thereto, she was the Group
                                                        Managing Director of the Finance, Securities and Insurance Group
                                                        of Moody's Investors Service, Inc., from 1996 until 1999. Ms.
                                                        Perry also served as Associate Director of the Finance and
                                                        Securities Team of Moody's Investors Service, Inc., between 1993 and 1996, and as Vice President - Senior Analyst in Moody's
                                                        Financial Institutions Group between 1992 and 1993.


Kennneth J. Pinkes, 52                                  Mr. Pinkes has served as the Company's Senior Vice President
Senior Vice President and Chief Credit Officer          and Chief Credit Officer, since October 1, 2000. Mr. Pinkes has also served as Chief Credit Officer, Credit Ratings & Analysis, of Moody's Investors Service, Inc., since 1996. Prior thereto, he was the Vice President and Director of Financial Institutions and
                                                        Sovereigns of Moody's Investors Service, Inc. from 1985 until
                                                        1996. Mr. Pinkes also served as Vice President and Director of
                                                        Industrials of Moody's Investors Service, Inc., from 1981 until
                                                        1985, and served as Assistant Vice President and Associate
                                                        Director of Moody's Commercial Paper Group between 1979 and 1981.

MOODYS CORP /DE/ - 10-K405

ITEM 2.  PROPERTIES

     The executive offices of Moody's are located at 99 Church Street, New York, New York, in a 297,000-square-foot property owned by Moody's. Moody's operations are also conducted from 4 other offices located throughout the U.S. (all of which are leased) and 14 non-U.S. office locations (all of which are leased). These other properties are geographically distributed to meet sales and operating requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements, and virtually all space is being utilized.


ITEM 3.  LEGAL PROCEEDINGS

         Moody's is involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, although the outcome of such matters cannot be predicted with certainty, the ultimate liability of Moody's in connection with such matters will not have a material adverse effect on Moody's financial position, results of operations or cash flows.

         In addition to the matters referred to above, on July 29, 1996, IRI filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Donnelley, ACNielsen and IMS Health. At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

         The complaint alleges various violations of United States antitrust laws, including purported violations of Sections 1 and 2 of the Sherman Act arising from tying arrangements, agreements with retailers and other customers, predatory pricing practices and other matters alleged by IRI. In addition to the foregoing claims, the complaint alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited ("SRG"). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

         IRI's complaint alleges damages in excess of $350 million, which amount IRI has asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

         On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempted monopolization in the United States, with leave to replead within 60 days. The Court denied defendants' motion with respect to the remaining claims in the complaint. On June 3, 1997, the defendants filed an answer denying the material allegations in IRI's complaint, and ACNielsen filed a counterclaim alleging that IRI had made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied the motion. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or "relationships" with local companies. Discovery in this case is ongoing.

         In November 1996, Donnelley completed the 1996 Distribution. On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into the Indemnity and Joint Defense Agreement. See Note 14 (Contingencies) in Part II, Item 8 on pages 44-46 of this Form 10-K for additional information with respect to this agreement.

MOODYS CORP /DE/ - 10-K405

     In June 1998, Donnelley completed the 1998 Distribution. In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement whereby Old D&B has assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

     During 1998, Cognizant separated into two new companies, IMS Health and Nielsen Media Research. IMS Health and Nielsen Media Research are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

     Under the terms of the 1996 Distribution Agreement, as a condition to the 1998 Distribution, Old D&B undertook to be jointly and severally liable with Donnelley to Cognizant and ACNielsen. Under the terms of the 1998 Distribution Agreement, as a condition to the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody's for Old D&B's obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities relating to the IRI action. However, under the 2000 Distribution Agreement, as between themselves, each of New D&B and Moody's has agreed to be responsible for 50% of any payments to be made in respect of the IRI action under the 1998 Distribution Agreement or otherwise, including any legal fees or expenses related thereto.

     Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of such matter could materially affect Moody's results of operations, cash flows or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matter was submitted to a vote of Security Holders.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     Information in response to this Item is set forth under the captions "Common Stock Information" and "Dividends" in Part II, Item 7 on Pages 25-26 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

         The Company's selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", the Moody's Corporation consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-K. Certain of the selected financial data is derived from the unaudited consolidated financial statements of Moody's. In the opinion of management, these financial statements include all necessary adjustments for a fair presentation of such data in conformity with generally accepted accounting principles. The Company's consolidated financial statements are presented as if the Company were a separate entity for all periods presented. The financial data included herein may not necessarily reflect the results of operations and financial position of Moody's in the future or what they would have been had it been a separate entity.

         Through September 30, 2000, Moody's expenses included allocations of costs from Old D&B for employee benefits, centralized services and other corporate overhead. Expenses related to these services have been allocated to Moody's based on utilization of specific services or, where such an estimate could not be determined, based on Moody's revenue in proportion to Old D&B's total revenue. Although Moody's management believes these allocations are reasonable, such allocated costs are not necessarily indicative of the actual costs that would have been incurred if Moody's had performed or obtained these services as a separate entity. The allocations included in expenses in the consolidated

MOODYS CORP /DE/ - 10-K405

statements of operations were $13.3 million, $17.2 million, $16.4 million, $15.8 million and $16.9 million in 2000, 1999, 1998, 1997 and 1996, respectively.

                                                                           YEAR ENDED DECEMBER 31,
                                                          2000         1999        1998           1997         1996
                                                          ----         ----        ----           ----         ----
                                                                                                            (unaudited)
                                                             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS(1)

      Revenue                                            $602.3       $564.2      $513.9         $457.4       $385.3
      Expenses                                            313.8        293.8       288.4          267.4        252.0
                                                         ------       ------      ------         ------       ------
      Operating income                                    288.5        270.4       225.5          190.0        133.3
      Non-operating (expense) income, net (2)              (4.5)         8.5        12.4            0.2         (0.3)
                                                         ------       ------      ------         ------       ------
      Income before provision for income taxes            284.0        278.9       237.9          190.2        133.0
      Provision for income taxes                          125.5        123.3        95.9           64.0         56.0
                                                         ------       ------      ------         ------       ------
      Income before cumulative effect of
        accounting change                                 158.5        155.6       142.0          126.2         77.0
      Cumulative effect of accounting change,
        net of income tax benefit (3)                         -            -           -          (20.3)           -
                                                         ------       ------      ------         ------        ------
      Net income                                         $158.5       $155.6      $142.0         $105.9        $77.0
                                                         ------       ------      ------         ------        ------

EARNINGS PER SHARE
      Basic                                               $0.98        $0.96       $0.84          $0.62        $0.45
      Diluted                                             $0.97        $0.95       $0.83          $0.61        $0.45

WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                               161.7        162.3       169.5          170.8        170.0
      Diluted                                             163.0        164.3       171.7          172.6        171.6

                                                                               AS OF DECEMBER 31,
                                                          2000         1999        1998           1997         1996
                                                          ----         ----        ----           ----         ----
                                                                                                (unaudited)  (unaudited)
                                                                              (AMOUNTS IN MILLIONS)
BALANCE SHEET DATA
      Total assets                                       $398.3       $274.8      $296.2         $266.5       $271.8
      Long-term debt                                      300.0            -           -              -            -
      Shareholders' equity                               (282.5)      (223.1)     (192.6)        (152.9)       (83.9)


(1) The results of operations above includes the following amounts related to the Financial Information Services ("FIS") business that was sold in July 1998: revenue of $18.4 million, $34.3 million and $35.6 million in 1998, 1997 and 1996, respectively, and operating income of $4.2 million, $5.8 million and $6.7 million in 1998, 1997 and 1996, respectively.

         Included in non-operating (expense) income, net are pre-tax gains on the sale of FIS of $9.2 million in 1999 and $12.6 million in 1998.

(2) Non-operating (expense) income, net in 2000 includes $5.8 million of interest expense of which $5.6 million relates to the $300 million of notes payable outstanding at December 31, 2000. This amount was partially offset by $2.2 million of interest income on invested cash.


(3) Represents the impact of a change in revenue recognition policies whereby the Company began recognizing certain revenues over the service period, instead of as previously recognized, at the time of billing.

MOODYS CORP/DE/ - 10-K405


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody's Corporation consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

THE COMPANY

         Except where otherwise indicated, the terms "Moody's" or "the Company" refer to Moody's Corporation and its wholly owned subsidiaries. The Company is a leading global credit rating, research and risk analysis firm in terms of market position, revenue, income and a number of other relevant statistical standards. The Company publishes rating opinions on a broad range of credit obligations. These include various corporate and governmental obligations, structured finance securities and commercial paper programs, issued in domestic and international markets. Moody's also assigns ratings to issuers of securities, insurance company obligations, bank loans, derivative products, bank deposits and other bank debt and managed funds.

         Closely integrated with its ratings services, Moody's provides research services that are utilized by institutional investors and other credit professionals. Organized according to industry and market segment, these research services cover investment grade and speculative grade corporate bonds, the global banking sector, municipal bonds, and mortgage- and asset-backed securities, in cross-border and domestic markets worldwide.

         Moody's Risk Management Services, Inc., a wholly owned subsidiary of Moody's ("Moody's Risk Management Services"), develops and distributes credit risk assessment software used by banks and other financial institutions in their portfolio management, commercial lending and other activities. Moody's Risk Management Services also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services.


FACTORS AFFECTING COMPARABILITY

         On September 30, 2000 (the "Distribution Date"), The Dun & Bradstreet Corporation ("Old D&B") separated into two independent, publicly traded companies - Moody's Corporation and The New D&B Corporation ("New D&B"). The separation was accomplished through a tax-free distribution to the shareholders of Old D&B of all of the shares of common stock of a newly formed, wholly owned subsidiary, New D&B, which comprised the business of Old D&B's Dun & Bradstreet operating company ("the D&B Business"). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and risk management services ("the Moody's Business") and was renamed "Moody's Corporation". Old D&B's common stock became Moody's common stock, and shares of common stock of Old D&B represent a continuing interest in the Moody's Business. The financial statements of Moody's have been restated to reflect the recapitalization described above.

         In general, pursuant to the terms of the Distribution Agreement entered into at the Distribution Date, all of the assets and liabilities of the D&B Business were allocated to New D&B and all of the assets and liabilities of the Moody's Business were allocated to Moody's. The net indebtedness of Old D&B at the Distribution Date was allocated equally between the parties, before giving effect to certain adjustments.

         The consolidated financial statements of Moody's Corporation reflect the financial position, results of operations, and cash flows of Moody's as if it were a separate entity for all periods presented. The financial statements include allocations of certain Old D&B corporate headquarters assets and liabilities that were transferred from Old D&B at the Distribution Date, as well as allocations of certain expenses for employee benefits, centralized services and corporate overhead (see Note 1 to the consolidated financial statements). The expense allocations were based on utilization of specific services or, where such an estimate could not be determined, based on Moody's revenue in proportion to Old D&B's total revenue. Management believes that these allocations are reasonable. However, the costs of these services and benefits charged to

MOODYS CORP/DE/ - 10-K405

Moody's are not necessarily indicative of the costs that would have been incurred if Moody's had performed or obtained these services as a separate entity.


OPERATING SEGMENTS

         Moody's operates primarily in one reportable business segment: ratings, which accounts for approximately 86% of the Company's total revenue. The ratings segment is composed of four ratings groups: corporate finance, structured finance, financial institutions and sovereigns, and public finance. Given the dominance of the ratings segment to Moody's overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for Moody's as a whole. Moody's also reports revenue separately for two geographic areas: U.S. and international.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         Moody's revenue was $602.3 million in 2000, an increase of $38.1 million or 6.8% from $564.2 million in 1999. The increase reflected modest growth in ratings revenue, with strong gains in global structured finance ratings, partially offset by the impact of declines in several sectors of the U.S. market. Other revenue reflected strong growth over 1999 in Moody's Risk Management Services, primarily related to the acquisition of a financial software products company in January 2000. It also reflected double-digit growth in research products revenue, driven by international expansion, new product introductions, and growth in demand for products delivered via the Internet.

         Moody's ratings revenue was $519.6 million in 2000, an increase of 3.5% from $502.2 million in 1999. Strong growth in global structured finance and international corporate finance was partially offset by the effects of a decline in securities issuance in the U.S. capital markets.

         Structured finance ratings revenue of $199.2 million in 2000 grew 15.5% over 1999 revenue of $172.4 million. The increase in 2000 revenue was principally the result of strong growth in the asset-backed and derivatives markets in the U.S., Europe and Japan. Moody's revenue from ratings of credit derivatives grew by 12% in 2000, as the number of collateralized debt obligations that Moody's rated increased by 14%.

         Revenue from corporate ratings was $162.7 million in 2000 compared with $165.5 million in 1999, a decline of 1.7%. Revenue from high yield ratings declined in 2000, as the number of issues during the year was 55% lower than in 1999. This revenue decline was substantially offset by revenue from new European issuers and double-digit growth in bank loan ratings.

         Revenue from financial institution and sovereign ratings was $111.6 million in 2000, an increase of 6.5% over $104.8 million in 1999. Growth in 2000 reflected 21% volume growth in international bond and medium-term note issuance, somewhat offset by negative effects from a decline in U.S. debt issuance and U.S. industry consolidation in this sector.

         Public finance ratings revenue declined 22.5% to $46.1 million in 2000, from $59.5 million in 1999. The decrease was principally the result of a 16% decline in the number of U.S. municipal bonds issued in 2000 compared to 1999.

         Other revenue increased 33.4% to $82.7 million in 2000, reflecting double-digit growth in research products revenue due to strong demand for products delivered via the Internet and increased international sales. In addition, revenue for Moody's Risk Management Services more than doubled compared to 1999, primarily due to the acquisition of a financial software products company in January 2000.

         Revenue in the United States was $428.9 million in 2000, an increase of 1.3% over $423.4 million in 1999. Ratings revenue declined 1% in 2000 compared to the prior year, as the effects of lower issuance levels in the core corporate and public finance sectors were substantially offset by strong growth in asset-backed finance, credit derivatives

MOODYS CORP/DE/ - 10-K405

and bank loan ratings. Double-digit revenue growth was achieved in risk management services and research products.

         Moody's international revenue was $173.4 million in 2000 versus $140.8 million in 1999, an increase of 23.2%. This performance was principally driven by strong growth in ratings of international structured finance securities, particularly in Europe and Japan, and an increased number of European corporate issuers. Strong growth was achieved in international research products revenue, reflecting new products and geographic expansion, and in risk management services revenue.

         2000 operating expenses of $189.6 million grew 3.3% from $183.6 million in 1999. The increase reflected higher compensation and related expenses due to an increase in the number of analysts, particularly in Europe and in worldwide structured finance. This growth was partially offset by cost containment efforts in light of low revenue growth in the U.S and lower production and delivery costs due to conversion of research products to Internet delivery. Selling, general and administrative expenses of $107.6 million in 2000 were up 10.7% compared to $97.2 million in 1999. This increase was principally due to higher compensation and related costs to support international business expansion, increased corporate overhead costs resulting from becoming a separate public company and higher sales related costs in the Risk Management Services business. Depreciation and amortization expense increased from $13.0 million in 1999 to $16.6 million in 2000. This increase principally reflected amortization of goodwill and other intangible assets related to the previously-mentioned acquisition.

         Moody's operating income of $288.5 million in 2000 was up 6.7% from $270.4 million in 1999. Non-operating expense of $4.5 million in 2000 principally reflected interest expense related to Moody's private debt placement that was completed in the fourth quarter, offset in part by interest income on invested cash. Non-operating income of $8.5 million in 1999 principally reflected a $9.2 million gain related to the 1998 sale of the Company's Financial Information Services business ("FIS").

         Moody's effective tax rate was 44.2% for both 2000 and 1999.

         Reported net income was $158.5 million in 2000 compared with $155.6 million in 1999, an increase of 1.9%. Basic and diluted earnings per share for 2000 were $0.98 and $0.97, respectively, compared to $0.96 and $0.95, respectively, in 1999. Excluding the 1999 gain related to the sale of FIS, and including interest expense on the private debt placement for both periods (but excluding any interest income), diluted earnings per share would have been $0.91 in 2000 compared with $0.84 in 1999, an increase of 8.3%.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Moody's revenue was $564.2 million in 1999, an increase of 9.8% from $513.9 million in 1998. Revenue in 1998 included $18.4 million related to FIS, which was sold in July 1998. Excluding FIS, Moody's 1999 revenue grew 13.9% from $495.5 million in 1998. The strong revenue performance reflected double-digit growth in ratings revenue, fueled by continued expansion of European capital markets and growth in several sectors of the U.S. market. Moody's 1999 revenue also reflected double-digit growth in research products, driven by international expansion and new product introductions.

         Moody's ratings revenue was $502.2 million in 1999, an increase of 13.7% from $441.5 million in 1998. This growth was principally driven by ratings of corporate bonds, structured products and commercial paper. International ratings revenue growth was especially strong, as the introduction of the euro and a significant increase in merger-related financing drove significant growth in European capital markets. These revenue gains were partially offset by the effects of volume declines in the U.S. high yield and municipal markets, compared to strong performance in these markets in 1998.

         Structured finance ratings revenue of $172.4 million in 1999 grew 20.6% over 1998 revenue of $143.0 million. The increase in 1999 revenue was principally the result of strong growth in the asset-backed and derivatives markets in the U.S., Europe and Japan. Moody's revenue from ratings of credit derivatives grew by more than 40% in 1999, as U.S. issuance volumes surged to record levels.

MOODYS CORP/DE/ - 10-K405

         Revenue from corporate ratings was $165.5 million in 1999 compared with $143.6 million in 1998, an increase of 15.3%. The revenue growth was principally driven by strong international issuance volumes. Bank loan ratings activity expanded significantly in 1999 as Moody's rated more than $300 billion of new loans, an increase of 50% over 1998. Revenue from high yield ratings declined in 1999, as issuance during the year was approximately 32% lower than 1998's record level.

         Revenue from financial institution and sovereign ratings was $104.8 million in 1999, an increase of 16.3% over $90.1 million in 1998. The increase principally reflected higher debt issuance in and expanded coverage of the global banking sector.

         Public finance ratings revenue declined 8.2% to $59.5 million in 1999 from $64.8 million in 1998. The decrease was principally the result of lower municipal debt issuance in 1999 following 1998's near-record level.

         Revenue in the United States was $423.4 million in 1999, an increase of 2.5% over $413.0 million in 1998. Excluding the 1998 revenue of FIS, United States revenue increased 7.1% in 1999, from $395.3 million in 1998. This increase was principally the result of gains in structured finance, commercial paper and bank loan ratings, partially offset by the effects of volume declines in the high yield and municipal markets.

         Moody's international revenue was $140.8 million in 1999 versus $100.9 million in 1998, an increase of 39.5%. Excluding the 1998 revenue of FIS, international revenue increased 40.5% in 1999 from $100.2 million in 1998. This performance was principally driven by growth in European capital markets, where the introduction of the euro and a significant increase in merger-related financing drove strong debt issuance. Strong growth was also achieved in ratings of international asset-backed securities, particularly in Europe and Japan.

         1999 operating expenses of $183.6 million grew $6.3 million, or 3.6%, from $177.3 million in 1998. Excluding 1998 operating expense of $8.5 million related to FIS, 1999 operating expense increased by $14.8 million, or 8.8%. The increase principally reflected higher compensation and related expenses due to an increase in the number of analysts, particularly in Europe and the structured finance business. Selling, general and administrative expenses of $97.2 million in 1999 were up $1.5 million compared to $95.7 million in 1998. Excluding $4.6 million of 1998 selling, general and administrative expenses related to FIS, 1999 expense grew by $6.1 million, or 6.7%. This increase was principally due to higher compensation and related costs. Depreciation and amortization expense was $13.0 million in 1999, a decrease of $2.4 million from 1998. Excluding FIS depreciation and amortization expense of $1.1 million in 1998, the 1999 expense declined by $1.3 million. This reflected lower levels of capital spending in 1998 and 1999 versus prior years, partly as a result of declining technology costs.

         Moody's operating income of $270.4 million in 1999 was up 19.9% from $225.5 million in 1998. Excluding 1998 operating income related to FIS of $4.2 million, 1999 operating income grew 22.2% from $221.3 million in 1998.

         Non-operating income, net was $8.5 million in 1999 and $12.4 million in 1998. Non-operating income included pre-tax gains related to the sale of FIS of $9.2 million in 1999 and $12.6 million in 1998.

         Moody's effective tax rate was 44.2% for 1999, compared with an effective tax rate of 40.3% in 1998. This increase resulted from an increase in the percentage of Moody's income allocable to states with high income tax rates and refinements of certain estimates.

         As a result of the foregoing, Moody's reported net income of $155.6 million in 1999 versus $142.0 million in 1998, an increase of 9.6%. Basic and diluted earnings per share in 1999 were $0.96 and $0.95, respectively, compared with basic and diluted earnings per share of $0.84 and $0.83, respectively, in 1998. Moody's net income included after-tax gains related to the sale of FIS of $5.1 million ($0.03 per basic and diluted share) in 1999 and $7.5 million ($0.04 per basic and diluted share) in 1998. Excluding these gains, Moody's 1999 net income increased 11.9% over 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

MOODYS CORP/DE/ - 10-K405

         Moody's reported revenue of $513.9 million in 1998 was up 12.4% compared with $457.4 million in 1997. Excluding FIS revenue of $18.4 million in 1998 and $34.3 million in 1997, Moody's revenue of $495.5 million in 1998 grew 17.1% from $423.1 million in 1997. This increase was principally due to strong ratings revenue growth in corporate and municipal bonds, structured finance and commercial paper. Revenue from research products also achieved double-digit growth in 1998, driven by new products and continued international expansion.

         Moody's ratings revenue was $441.5 million in 1998, an increase of 16.2% compared with $379.9 million in 1997. The increase was principally driven by growth in issuance of corporate and municipal bonds, structured products and commercial paper.

         Revenue from corporate ratings was $143.6 million in 1998, up 12.5% from $127.7 million in 1997. High yield bond issuance in 1998 reached a record high for the second consecutive year, growing approximately 23% over 1997. Investment grade issuance volumes also increased in 1998, in part the result of a favorable interest rate environment.

         Structured finance ratings revenue was $143.0 million in 1998 and $104.1 million in 1997, an increase of 37.4%. This increase was principally the result of strength in the mortgage-backed and credit derivatives markets in the United States and Europe. Issuance of commercial mortgage-backed securities increased by approximately 75% to $80 billion in 1998. In addition, the number of ratings of credit derivatives rose 73% over the prior year.

         Revenue from financial institutions and sovereign ratings of $90.1 million in 1998 was flat compared to 1997. Revenue growth was negatively affected by consolidations in the financial services industry.

         Public finance ratings revenue increased 11.7% to $64.8 million in 1998, compared with $58.0 million in 1997. This increase was principally the result of near-record U.S. municipal bond issuance in 1998, as lower interest rates fueled an increase of more than 50% in refinancings.

         Revenue in the United States increased by 9.2% to $413.0 million in 1998, compared with $378.3 million in 1997. Excluding FIS revenue of $17.7 million in 1998 and $33.0 million in 1997, United States revenue of $395.3 million in 1998 grew 14.5% compared with $345.3 million in 1997. This increase resulted principally from growth in ratings of corporate and municipal bonds, structured products and commercial paper.

         International revenue was $100.9 million in 1998 and $79.1 million in 1997, an increase of 27.6%. Excluding FIS revenue of $0.7 million in 1998 and $1.3 million in 1997, international revenue of $100.2 million in 1998 grew 28.8% compared with $77.8 million in 1997. The strong growth reflected gains in European corporate bonds, broader coverage of banks in Europe and Asia, and record international structured finance issuance volumes. Research products revenue also showed strong double-digit growth, driven by new products and customers.

         Operating expenses of $177.3 million were 12.2% higher than $158.0 million in 1997. Excluding FIS in both years, operating expenses of $168.8 million in 1998 were 18.5% higher than $142.5 million in 1997. The expense growth primarily reflected higher compensation expenses due to an increase in the number of rating analysts and increased expenses for travel and outside professional services, all to support revenue growth. Selling, general and administrative expenses of $95.7 million in 1998 were $2.5 million higher than $93.2 million in 1997. Excluding FIS in both years, selling, general and administrative expenses of $91.1 million in 1998 were $8.3 million, or 10.0%, higher than $82.8 million in 1997. The increase principally reflected higher compensation costs, staffing growth in support functions, and costs related to new customer support systems. Depreciation and amortization expense of $15.4 million in 1998 was $0.8 million lower than $16.2 million in 1997. Excluding FIS in both years, 1998 depreciation and amortization expense of $14.3 million was $0.7 million higher than $13.6 million in 1997.

         Operating income was $225.5 million in 1998 compared to $190.0 million in 1997, an increase of 18.7%. Excluding the results of FIS, operating income was $221.3 million in 1998 and $184.2 million in 1997, an increase of 20.1%.

MOODYS CORP/DE/ - 10-K405

         Moody's reported non-operating income of $12.4 million in 1998 and $0.2 million in 1997. 1998 non-operating income included a pre-tax gain of $12.6 million on the sale of FIS.

         Moody's effective tax rate was 40.3% for 1998, compared with an effective tax rate of 33.7% in 1997. This increase resulted from a number of factors, including an increase in the percentage of Moody's income allocable to states with high income tax rates and refinements of certain estimates.

         As a result of the foregoing, Moody's reported net income of $142.0 million in 1998 and $105.9 million in 1997, an increase of 34.1%. Earnings per share were $0.84 basic and $0.83 diluted for 1998, compared to $0.62 basic and $0.61 diluted in 1997. 1998 results included the $7.5 million after-tax gain on the sale of FIS ($0.04 per basic and diluted share). 1997 results included a one-time, non-cash charge of $20.3 million after-tax ($0.12 per basic and diluted share) for the cumulative effect of an accounting change related to revenue recognition.

MARKET RISK

         Moody's maintains operations in 14 countries outside of the United States, and approximately 25% of its expenses are incurred in currencies other than the U.S. dollar. Over 90% of Moody's revenues for the year ended December 31, 2000 were billed and collected in U.S. dollars. As such, the Company is exposed to market risk from changes in foreign exchange rates.

         As of December 31, 2000, approximately 11% of Moody's assets were located outside the U.S. Of Moody's aggregate cash and cash equivalents of $119.1 million at December 31, 2000, approximately $26 million was located outside the United States (with $18 million in England), making the Company susceptible to fluctuations in foreign exchange rates. Changes in the value of these currencies relative to the U.S. dollar are charged or credited to the cumulative translation adjustment in shareholders' equity.

         The Company also invests in short-term certificates of deposit and commercial paper. Market risk associated with these investments is considered insignificant.

         The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $67.6 million, $197.7 million, and $167.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in 2000 compared to 1999 was primarily due to a payment of approximately $175 million, representing Moody's 50% share, in connection with an amended tax return filed by Old D&B on May 12, 2000. In addition, payments in 2000 for incentive compensation were higher than in 1999. The increase in accounts receivable in 2000 reflected strong growth in fourth quarter billings. The 1999 increase compared to 1998 principally reflected the net income growth discussed above. In addition, faster collections of receivables due in part to new systems and processes resulted in a reduction in accounts receivable at December 31, 1999 compared with December 31, 1998, despite a significant increase in revenue for the year.

         Net cash (used in) provided by investing activities was ($33.6) million, ($12.0) million and $13.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in cash used from 1999 to 2000 was principally due to the acquisition of a financial software products Company in January 2000 for $17.4 million, as well as increased spending on computer equipment and software development. The 1998 figure included proceeds of $26.5 million from the sale of FIS. Capital expenditures were $14.4 million in 2000, $12.9 million in 1999 and $12.4 million in 1998. Capital expenditures principally include investments in purchasing, developing, and upgrading computer hardware, software and systems, and in improvements to owned and leased office facilities. Currently, Moody's has no material commitments for capital expenditures.

         Net cash provided by (used in) financing activities was $81.6 million, ($186.4) million and ($182.0) million for the years ended December 31, 2000, 1999 and 1998,

MOODYS CORP/DE/ - 10-K405

respectively. The 1999 and 1998 amounts represent net distributions to Old D&B in each year. The 2000 amount includes the proceeds from the private debt placement that was completed in the fourth quarter and from employee stock plans, partially offset by share repurchases, dividend payments and distributions made to Old D&B through the Distribution Date.

         Pursuant to the Distribution Agreement, Moody's was allocated $195.5 million of debt at September 30, 2000. Moody's funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000 the Company issued $300 million of notes in a private placement. The private placement notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. The cash proceeds from the private placement were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit.

         The revolving credit facility, which was undrawn as of December 31, 2000, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest rates on borrowings under the facility are based on prevailing short-term rates at the time of such borrowings.

         Moody's existing balances of cash, cash generated from operations and debt capacity are expected to be sufficient to fund Moody's operating needs, service debt and pay dividends, over the next year.

SHARE REPURCHASE PROGRAM

         In October 2000, the Board of Directors of Moody's Corporation authorized a share repurchase program of up to $250 million of Moody's common stock. The program includes both special share repurchases and systematic repurchases of Moody's common stock to offset the dilutive effect of share issuances under the Company's employee benefit arrangements. During the fourth quarter of 2000, the Company repurchased 2.8 million shares of its common stock pursuant to this program, at a total cost of approximately $71.8 million.

CONTINGENCIES

         Moody's is involved in legal proceedings of a nature considered normal to its business. In the opinion of management, although the outcome of such legal proceedings cannot be predicted with certainty, the ultimate liability of Moody's in connection with such legal proceedings will not have a material effect on Moody's results of operations, cash flows or financial position.

         In addition, Moody's has certain other contingencies discussed below.

Tax Matters

         Pursuant to the Distribution Agreement, New D&B and Moody's have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

         Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, Moody's management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect Moody's results of operations, cash flows or financial position.

         The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000, after the payments described below were made.

MOODYS CORP/DE/ - 10-K405

         On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflects $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000. IMS Health has informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, New D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Moody's had previously accrued its anticipated share of the probable liability arising from the utilization of these capital losses. See Note 14 to the consolidated financial statements, Contingencies, for additional information.


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

         IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages of an unspecified amount.

         Under the terms of the Distribution Agreement, as a condition to the Distribution, New D&B undertook to be jointly and severally liable with Moody's for Old D&B's obligations to Donnelley under the distribution agreement pursuant to which the 1998 Distribution was effected, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of New D&B and Moody's will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to such 1998 distribution agreement, including legal fees or expenses related thereto.

         Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect Moody's results of operations, cash flows or financial position. As such, no amount in respect of this matter has been accrued in the financial statements of the Company. See Note 14, to the consolidated financial statements, Contingencies, for additional information.


DIVIDENDS

         Moody's, as a subsidiary of Old D&B, did not pay dividends directly to Old D&B shareholders. The payment and level of cash dividends by Moody's since the Distribution and going forward will be subject to the discretion of the Moody's Board of Directors. In the fourth quarter of 2000, the Company paid a quarterly dividend of 4.5 cents per share of Moody's common stock. In December 2000, the Company's Board of Directors declared a first quarter 2001 dividend of
4.5 cents per share, payable on March 10, 2001 to shareholders of record on February 26, 2001.


COMMON STOCK INFORMATION

         As described above in "Item 1 - Business - The Distribution", the Distribution was completed on September 30, 2000. Accordingly, as of October 3, 2000 the Company's common stock began trading on the New York Stock Exchange under the symbol "MCO". The table

MOODYS CORP/DE/ - 10-K405

below indicates the high and low sales price of the Company's common stock and the dividends paid for the period from October 3, 2000 (the start of regular way trading of Moody's common stock) through December 31, 2000. The number of registered shareholders of record at January 31, 2001 was 8,332.


                                                PRICE PER SHARE
                                                ---------------       DIVIDENDS PAID
                                                 HIGH      LOW          PER SHARE
                                                ------    -----      --------------
Period from October 3, 2000
 Through December 31, 2000.................... $ 28.88   $ 22.63        $0.045


FORWARD LOOKING STATEMENTS

         Certain statements contained in this Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for Moody's business and operations that involve a number of risks and uncertainties. The forward-looking statements are made as of the date of this Form 10-K, and management disclaims any duty to update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to nationally recognized statistical rating organizations; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company's global tax planning initiatives; the uncertainty regarding market acceptance and revenue generating opportunities for Web-based research products; and other risk factors as discussed in The New D&B Corporation Form 10 (Amendment No. 2) filed on September 11, 2000 with the Securities and Exchange Commission and in other filings made by the Company from time to time with the Securities and Exchange Commission.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this Item is set forth under the caption "Market Risk" in Part II, Item 7 on Page 23 of this Form 10-K.


ITEM 8. FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS


                                                              PAGE(S)
                                                              -------
Report of Independent Accountants...........................      27
CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................      29
  For the years ended December 31, 2000, 1999 and 1998:
  Consolidated Statements of Operations.....................      28
  Consolidated Statements of Cash Flows.....................      30
  Consolidated Statements of Shareholders' Equity...........      31
  Notes to Consolidated Financial Statements................    32-48

MOODYS CORP/DE/ - 10-K405

         Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.




                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Moody's Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Moody's Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP



PricewaterhouseCoopers LLP
New York, New York
February 5, 2001

MOODYS CORP/DE/ - 10-K405

                               MOODY'S CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (amounts in millions, except per share data)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                          2000                    1999                   1998
                                                                          ----                    ----                   ----
Revenue                                                                      $ 602.3                 $ 564.2                $ 513.9

Expenses
      Operating expenses                                                       189.6                   183.6                  177.3
      Selling, general and administrative expenses                             107.6                    97.2                   95.7
      Depreciation and amortization                                             16.6                    13.0                   15.4
                                                                     ----------------        ----------------       ----------------
Operating income                                                               288.5                   270.4                  225.5
                                                                     ----------------        ----------------       ----------------
      Gain on sale of business                                                    --                     9.2                   12.6
      Interest expense, net                                                     (3.6)                     --                     --
      Other non-operating expense, net                                          (0.9)                   (0.7)                  (0.2)
                                                                     ----------------        ----------------       ----------------
      Non-operating (expense) income, net                                       (4.5)                    8.5                   12.4
                                                                     ----------------        ----------------       ----------------
      Income before provision for income taxes                                 284.0                   278.9                  237.9
      Provision for income taxes                                               125.5                   123.3                   95.9
                                                                     ----------------        ----------------       ----------------
Net income                                                                   $ 158.5                 $ 155.6                $ 142.0
                                                                     ================        ================       ================
Earnings per share
      Basic                                                                   $ 0.98                  $ 0.96                 $ 0.84
                                                                     ----------------        ----------------       ----------------
      Diluted                                                                 $ 0.97                  $ 0.95                 $ 0.83
                                                                     ----------------        ----------------       ----------------
Weighted average shares outstanding
      Basic                                                                    161.7                   162.3                  169.5
                                                                     ----------------        ----------------       ----------------
      Diluted                                                                  163.0                   164.3                  171.7
                                                                     ----------------        ----------------       ----------------


The accompanying notes are an integral part of the consolidated financial statements.

MOODYS CORP/DE/ - 10-K405


                               MOODY'S CORPORATION

                           CONSOLIDATED BALANCE SHEETS

               (dollar amounts in millions, except per share data)


                                                                                                   DECEMBER 31,
                                                                                       --------------------------------
                                                                                             2000                 1999
                                                                                             ----                 ----
                                     ASSETS
Current assets
       Cash and cash equivalents                                                           $ 119.1              $   3.4
       Accounts receivable, net of allowances of $24.4 in 2000 and $24.5 in 1999             101.0                 84.4
       Other current assets                                                                   57.5                 84.9
                                                                                       -----------          -----------
             Total Current Assets                                                            277.6                172.7
       Property and equipment, net                                                            43.4                 43.3
       Prepaid pension costs                                                                  53.8                 49.7
       Intangibles assets, net                                                                13.7                  2.2
       Other assets                                                                            9.8                  6.9
                                                                                       ------------         ------------
             Total Assets                                                                  $ 398.3              $ 274.8
                                                                                       ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable and accrued liabilities                                            $ 135.4              $ 275.1
       Deferred revenue                                                                      117.7                100.4
                                                                                      ------------         ------------
             Total Current Liabilities                                                       253.1                375.5
       Notes Payable                                                                         300.0                   -
       Other liabilities                                                                     127.7                122.4
                                                                                      ------------         ------------

             Total Liabilities                                                               680.8                497.9
                                                                                      ------------         ------------
             Commitments and contingencies (Notes 13 and 14)

Shareholders' Equity
       Preferred stock, par value $ .01 per share; 10,000,000 shares authorized;
             no shares issued and outstanding                                                    -                    -
       Series common stock, par value $ .01 per share; 10,000,000 shares
             authorized; no shares issued and outstanding                                        -                    -
       Common stock, par value $ .01 per share; 400,000,000 shares authorized;
             171,451,136 shares issued and outstanding at December 31, 2000
             and 1999                                                                          1.7                  1.7
       Capital surplus                                                                         7.9                   -
       Accumulated deficit                                                                  (223.2)              (222.4)
       Treasury stock, at cost, 11,040,266 and 10,627,327 shares of common stock
             at December 31, 2000 and 1999, respectively                                     (67.0)                   -
       Cumulative translation adjustment                                                      (1.9)                (2.4)
                                                                                      ------------         ------------
             Total Shareholders' Equity                                                     (282.5)              (223.1)
                                                                                      ------------         ------------
             Total Liabilities and Shareholders' Equity                                    $ 398.3              $ 274.8
                                                                                       ============         ============







The accompanying notes are an integral part of the consolidated financial statements.

MOODYS CORP/DE/ - 10-K405



                               MOODY'S CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (amounts in millions)


                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                        2000                1999              1998
                                                                                        ----                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                        $158.5             $155.6           $142.0
      Reconciliation of net income to net cash provided by operating activities:
          Depreciation and amortization                                                   16.6               13.0             15.4
          Deferred income taxes                                                           (2.3)               7.3             (6.8)
          Loss on disposal of property and equipment                                       0.3                  -              0.3
          Gain on sale of business                                                           -               (9.2)           (12.6)
          Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                     (14.6)              13.7             (4.0)
          Decrease (increase) in other current assets                                     28.3               (4.6)           (28.5)
          Increase in prepaid pension costs                                               (4.1)              (1.9)            (1.5)
          Decrease (increase) in other assets                                              0.9               (2.0)            (0.4)
          (Decrease)increase in accounts payable and accrued liabilities                (138.6)              20.7             56.8
          Increase in deferred revenue                                                    16.2               14.3             20.9
          Increase (decrease) in other liabilities                                         6.4               (9.2)           (14.0)
                                                                                 --------------    ---------------   --------------
                Net cash provided by operating activities                                 67.6              197.7            167.6
                                                                                 --------------    ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Net additions to property and equipment                                        (12.3)             (11.4)           (11.3)
          Net additions to computer software                                              (2.1)              (1.5)            (1.1)
          Acquisition of business                                                        (17.4)                 -             (1.5)
          Proceeds from sale of business                                                     -                  -             26.5
          Other                                                                           (1.8)               0.9              0.5
                                                                                 --------------    ---------------   --------------
                Net cash (used in) provided by investing activities                      (33.6)             (12.0)            13.1
                                                                                 --------------    ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of notes                                                300.0                  -                -
          Net proceeds from stock plans                                                   12.7                  -                -
          Cost of treasury shares repurchased                                            (71.8)                 -                -
          Payment of dividends                                                            (7.2)                 -                -
          Net distributions to Old D&B                                                  (152.1)            (186.4)          (182.0)
                                                                                 --------------    ---------------   --------------
                Net cash provided by (used in) financing activities                       81.6             (186.4)          (182.0)
                                                                                 --------------    ---------------   --------------
                Effect of exchange rate changes on cash                                    0.1                0.1              0.1
                                                                                 --------------    ---------------   --------------
                Increase (decrease) in cash and cash equivalents                         115.7               (0.6)            (1.2)
                Cash and cash equivalents, beginning of year                               3.4                4.0              5.2
                                                                                 --------------    ---------------   --------------
                Cash and cash equivalents, end of year                                  $119.1              $ 3.4            $ 4.0
                                                                                 ==============    ===============   ==============



The accompanying notes are an integral part of the consolidated financial statements.

MOODYS CORP/DE/ - 10-K405


                               MOODY'S CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                              (amounts in millions)



                                                                                                      CAPITAL    ACCUMULATED
                                                                                 COMMON STOCK         SURPLUS      DEFICIT
                                                                        -------------------------------------------------------
                                                                             SHARES         AMOUNT
                                                                             ------         ------
BALANCE AT JANUARY 1, 1998                                                   171.5           $ 1.7     $ --     $ (151.6)
     Net income                                                                                                    142.0
     Currency translation adjustment
     Net change in Old D&B treasury stock
     Net distributions to Old D&B                                                                                 (182.0)
                                                                        -------------------------------------------------------
     Comprehensive income
BALANCE AT DECEMBER 31, 1998                                                 171.5             1.7       --      (191.6)
                                                                        -------------------------------------------------------
     Net income                                                                                                   155.6
     Currency translation adjustment
     Net change in Old D&B treasury stock
     Net distributions to Old D&B                                                                                (186.4)
                                                                        -------------------------------------------------------
     Comprehensive income
BALANCE AT DECEMBER 31, 1999                                                 171.5            1.7       --      (222.4)
                                                                        -------------------------------------------------------
     Net income                                                                                                  158.5
     Dividends paid                                                                                               (7.2)
     Net proceeds from stock plans                                                                    12.7
     Net change in Old D&B treasury stock
        prior to the Distribution Date
     Net treasury stock activity after
        the Distribution Date                                                                        (4.8)
     Currency translation adjustment
     Net distributions to Old D&B                                                                               (152.1)
                                                                        -------------------------------------------------------
     Comprehensive income
BALANCE AT DECEMBER 31, 2000                                                 171.5         $ 1.7    $ 7.9     $ (223.2)
                                                                        =======================================================


                                                       CUMULATIVE                               TOTAL
                                                      TRANSLATION                           SHAREHOLDERS'  COMPREHENSIVE
                                                       ADJUSTMENT       TREASURY STOCK         EQUITY         INCOME
                                                      ------------------------------------------------------------------
                                                                      SHARES       AMOUNT
                                                                      ------       ------
BALANCE AT JANUARY 1, 1998                              $ (3.0)       (17.8)       $ --      $ (152.9)
     Net income                                                                                 142.0          $ 142.0
     Currency translation adjustment                       0.3                                    0.3              0.3
     Net change in Old D&B treasury stock                              11.4          --            --
     Net distributions to Old D&B                                                              (182.0)
                                                      -----------------------------------------------------------------
     Comprehensive income                                                                                         142.3
                                                                                                           ------------
BALANCE AT DECEMBER 31, 1998                              (2.7)        (6.4)         --        (192.6)
                                                      -------------------------------------------------
     Net income                                                                                 155.6           155.6
     Currency translation adjustment                       0.3                                    0.3             0.3
     Net change in Old D&B treasury stock                              (4.2)         --           --
     Net distributions to Old D&B                                                              (186.4)
                                                      ----------------------------------------------------------------
     Comprehensive income                                                                                       155.9
                                                                                                          ------------
BALANCE AT DECEMBER 31, 1999                              (2.4)       (10.6)         --        (223.1)
                                                      -------------------------------------------------
     Net income                                                                                 158.5          158.5
     Dividends paid                                                                              (7.2)
     Net proceeds from stock plans                                                               12.7
     Net change in Old D&B treasury stock
        prior to the Distribution Date                                  1.6          --            --
     Net treasury stock activity after
        the Distribution Date                                          (2.0)       (67.0)        (71.8)
     Currency translation adjustment                       0.5                                     0.5           0.5
     Net distributions to Old D&B                                                               (152.1)
                                                      --------------------------------------------------------------
     Comprehensive income                                                                                    $ 159.0
                                                                                                        ============
BALANCE AT DECEMBER 31, 2000                            $ (1.9)       (11.0)     $ (67.0)     $ (282.5)
                                                      =================================================



The accompanying notes are an integral part of the consolidated financial statements.

MOODYS CORP/DE/ - 10-K405

                               MOODY'S CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA



NOTE 1 DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Moody's Corporation ("Moody's" or "the Company"), a global credit rating, research and risk analysis firm, publishes credit opinions, research and ratings on fixed-income securities, issuers of securities and other credit obligations. The Company publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. The Company also publishes investor-oriented credit research including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. Moody's Risk Management Services develops and distributes credit risk assessment software used by banks and other financial institutions in their portfolio management, commercial lending and other activities. It also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services.

         The Company operated as part of The Dun & Bradstreet Corporation ("Old D&B") until September 30, 2000 (the "Distribution Date"), when Old D&B separated into two publicly traded companies - Moody's Corporation and The New D&B Corporation ("New D&B"). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B's Dun & Bradstreet operating company ("the D&B Business"). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and risk management services ("the Moody's Business") and was renamed "Moody's Corporation". The method by which Old D&B distributed its shares is hereinafter referred to as "the Distribution".

         For purposes of governing certain ongoing relationships between the Company and New D&B after the Distribution and to provide for an orderly transition, the Company and New D&B entered into various agreements including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

         Pursuant to the terms of the Distribution Agreement, the Company retained all of the assets and liabilities related to the Moody's Business and New D&B retained all of the assets and liabilities related to the D&B Business. Prior to the Distribution Date, Old D&B provided certain centralized services to the Company, the cost of which was allocated to the Company. Management believes these allocations were reasonable; however, the costs of these services are not necessarily indicative of the costs that would have been incurred if the Company had performed or provided these services as a separate entity. These allocations, included in the consolidated statements of operations, were $13.3 million, $17.2 million and $16.4 million for 2000, 1999 and 1998, respectively. The consolidated financial statements reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented.


NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

         The consolidated financial statements include those of Moody's Corporation and its wholly owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments for which the Company does not have the ability to exercise significant influence over operating and financial policies are carried at cost. Investments in companies over which the Company has significant influence but not a controlling interest are carried on an equity basis. At December 31, 2000 and 1999, investments carried at cost or on an equity basis were not significant.

MOODYS CORP/DE/ - 10-K405

CASH AND CASH EQUIVALENTS

         Cash equivalents principally consist of certificates of deposit and commercial paper with maturity periods of three months or less when purchased. Interest income on cash and cash equivalents was $2.2 million for the year ended December 31, 2000.


PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Expenditures for maintenance and repairs that do not extend the economic useful life of the related assets are charged to expense as incurred. Gains and losses on disposals of property and equipment are reflected in the consolidated statements of operations.

COMPUTER SOFTWARE

         Costs for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Such costs, which are included in other assets on the consolidated balance sheets, primarily relate to the development of credit risk assessment software to be licensed to customers. These costs, which generally consist of professional services provided by third parties and compensation costs of employees that develop the software, are amortized on a straight-line basis over a period of three years, and are reported at the lower of unamortized cost or net realizable value.

         The Company capitalizes costs related to software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These assets, included in property and equipment in the consolidated balance sheets, relate to the Company's accounting, product delivery and other systems. Such costs generally consist of the direct costs of third party license fees, professional services provided by third parties and employee compensation, in each case incurred either during the application stage or in connection with upgrades and enhancements that increase functionality. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.

LONG-LIVED ASSETS

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the undiscounted expected future cash flows are lower than the carrying amount of the asset, a loss is recognized for the difference between the carrying amount and the fair value of the asset.

INTANGIBLE ASSETS

         Goodwill of $8.5 million and $2.0 million at December 31, 2000 and 1999, respectively, net of accumulated amortization of $3.2 million and $1.7 million, respectively, represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses and is being amortized on a straight-line basis over seven to ten years. Other intangible assets, which arose through acquisitions of businesses, of $5.2 million, net of accumulated amortization of $0.9 million at December 31, 2000, are being amortized over their estimated useful lives, generally five to seven years. The net amount of other intangible assets was insignificant at December 31, 1999.

         At each balance sheet date, the Company reviews the recoverability of goodwill and intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value, and recognizes any impairment on the basis of such comparison. For the years ended December 31, 2000 and 1999, no impairments were recognized.

REVENUE RECOGNITION

MOODYS CORP/DE/ - 10-K405

         The Company recognizes ratings revenue as services are provided and research products revenue over the subscription period, which is principally over one year. Revenue from risk management software product sales is generally recognized at the time the product is shipped to customers, as the Company's obligations are complete. Amounts billed in advance of providing the related products or services are credited to deferred revenue and reflected in revenue when earned. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As such, revenue is recognized when an agreement exists, the services have been provided and accepted by the customer, fees are determinable, and the collection of resulting receivables is considered probable.

FOREIGN CURRENCY TRANSLATION

         For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these operations, currency translation adjustments are accumulated in a separate component of shareholders' equity. Realized transaction gains and losses are recognized in other non-operating expense, net. Transaction losses were $0.9 million, $0.7 million and $0.2 million in 2000, 1999 and 1998, respectively.

COMPREHENSIVE INCOME

         Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources. Comprehensive income includes net income adjusted for the change in foreign currency translation adjustment. The required disclosures have been included in the consolidated statements of shareholders' equity. The net effect of income taxes on comprehensive income was not significant.

INCOME TAXES

         The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Prior to the Distribution, the Company was included in the federal and certain state income tax returns of Old D&B. The provision for income taxes for each of the years ended December 31, 2000, 1999 and 1998 has been calculated on a separate-company basis. Income taxes paid by Old D&B on behalf of the Company through September 30, 2000 have been included in the consolidated statements of shareholders' equity as net distributions to Old D&B.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash, cash equivalents and trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. At December 31, 2000, using prevailing interest rates for debt with similar maturity dates, the fair value of the Company's notes payable approximated the carrying value of $300 million. See
Note 10, Indebtedness.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables.

         Cash equivalents consist of investments in high quality investment grade securities in the United States as well as outside the United States. By policy, the Company limits the amount it can invest with any one issuer.

         Credit is extended to customers based on an evaluation of their financial condition. No customer accounted for 10% or more of accounts receivable at December 31, 2000 or 1999.

EARNINGS PER SHARE OF COMMON STOCK

MOODYS CORP/DE/ - 10-K405

         In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share are calculated giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the reporting period.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used in, but not limited to, accounts receivable allowances, employee benefit plans, taxes, contingencies and depreciation and amortization rates for property and equipment, goodwill, other intangible assets and computer software.

RECLASSIFICATIONS
       Certain prior-year amounts have been reclassified to conform to the current year presentation.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN No. 44"). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying APB Opinion No. 25. Among other things, this interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock options or awards that reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock options or awards to add reload features apply to modifications made after January 12, 2000. The effect of adopting FIN No. 44 did not have a material impact on the Company's financial statements.

         In December 1999, the staff of the SEC issued SAB 101, which summarizes the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The staff provided this guidance due in part to the large number of revenue recognition issues that it has encountered in registrant filings. In June 2000, SAB 101B, "Amendment: Revenue Recognition in Financial Statements", was issued, which deferred the effective date of SAB 101 until the fourth fiscal quarter of 2000. The effect of adopting SAB 101 did not have a material impact on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 138. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge); (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge); or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Moody's currently does not engage in any transactions that would be impacted by the adoption of SFAS No. 133.

MOODYS CORP/DE/ - 10-K405

NOTE 3 RECONCILIATION OF WEIGHTED AVERAGE SHARES

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                                                      2000     1999      1998
                                                                      ----     ----      ----
Weighted average number of shares - Basic.........................    161.7    162.3    169.5
Dilutive effect of shares issuable under stock
   option, restricted stock and performance share plans...........      1.3      2.0    2.2
                                                                       ----     ----    ----
Weighted average number of shares - Diluted.......................    163.0    164.3    171.7
                                                                      =====    ======   =====

         Options to purchase 8.0 million, 3.0 million and 3.4 million shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock.



NOTE 4 SALE OF BUSINESS

         In July 1998, Moody's sold its Financial Information Services business ("FIS"), which was engaged in the publishing of historical financial information. Moody's received $26.5 million at the sale date and recorded a pre-tax gain of $12.6 million. During the third quarter of 1999, certain agreements related to the sale of FIS expired or were completed. As a result, estimated liabilities established at the time of the divestiture in connection with these agreements, determined to be no longer required, were adjusted. These adjustments resulted in a pre-tax gain of $9.2 million.

         The consolidated statement of operations for the year ended December 31, 1998 includes revenue of $18.4 million and operating income of $4.2 million related to the operation of the FIS business through the sale date.


NOTE 5 PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:


                                                           Useful Lives                     December 31,
                                                                                            ------------
                                                                                     2000                  1999
                                                                                     ----                  ----
Land, building and building improvements..............        7-40 yrs          $          24.1      $           22.1
Office and computer equipment.........................         3-5 yrs                     38.4                  35.0
Office furniture and fixtures.........................          10 yrs                     14.2                  13.1
Internal-use computer software........................         3-5 yrs                     10.1                   7.5
Leasehold improvements................................               *                     28.6                  27.9
                                                                                ----------------     ----------------
                                                                                          115.4                 105.6
Less: accumulated depreciation and amortization.......                                    (72.0)                (62.3)
                                                                                ----------------     ----------------
                                                                                $          43.4      $           43.3
                                                                                ===============      ================

* shorter of the term of the lease or the estimated useful life of the improvement

         The consolidated statements of operations reflects depreciation and amortization expense related to the assets above of $11.6 million, $11.4 million and $13.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.



NOTE 6 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

MOODYS CORP/DE/ - 10-K405

Accounts payable and accrued liabilities included the following significant components:

                                                                    December 31,
                                                               2000              1999
                                                               ----              ----
Accounts payable........................................... $         3.4     $         3.2
Accrued income taxes (see Notes 9 and 14)..................          16.5             174.0
Accrued compensation and benefits..........................          68.9              71.9
Other......................................................          46.6              26.0
                                                            -------------     -------------
                                                            $       135.4     $       275.1
                                                            =============     =============

NOTE 7 PENSION AND POSTRETIREMENT BENEFITS

         Prior to the Distribution, substantially all U.S. employees of the Company were eligible to participate in Old D&B's defined benefit pension plans. Old D&B also provided certain health-care and life insurance benefits for U.S. retired employees of the Company. The Company accounted for its participation in these plans as multi-employer plans. Accordingly, the Company recorded pension and post-retirement benefit costs as allocated by Old D&B, through the Distribution Date. The amounts of these allocations were insignificant for the years ended December 31, 2000, 1999 and 1998.

         Subsequent to the Distribution, Moody's assumed responsibility for pension and postretirement benefits relating to its active employees. Responsibility for the Company's retirees and vested terminated employees prior to the Distribution will remain with New D&B. An allocation of assets and liabilities related to active employees' benefits has been included in the financial statements.


         A summary of the activity related to the benefit plans for the period from the Distribution Date through December 31, 2000, as well as the status of the plans at December 31, 2000, is as follows:

                                                                                  Other
                                                                 Pension      Postretirement
                                                                  Plans           Plans
                                                              -------------   --------------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at October 1, 2000.............. $     (30.9)     $     (3.2)
Service cost.................................................        (1.1)           (0.1)
Interest cost................................................        (0.6)             --
Actuarial (gain) loss........................................         1.4            (0.1)
                                                               ------------    ------------
Projected benefit obligation at December 31, 2000 ........... $     (31.2)     $     (3.4)
                                                               ------------    ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at October 1, 2000................. $      88.0        $    --
Actual return on plan assets.................................        (3.5)            --
                                                               ------------     -----------
Fair value of plan assets at December 31, 2000............... $      84.5        $    --
                                                               ------------     -----------
RECONCILIATION OF FUNDED STATUS TO TOTAL AMOUNT RECOGNIZED
Funded status of the plan....................................   $    53.3       $    (3.4)
Unrecognized actuarial (gain)/loss...........................        (3.0)            0.1
Prior service cost...........................................         0.7              --
                                                               -----------     -----------
Net amount recognized........................................   $    51.0       $    (3.3)
                                                               -----------     -----------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
Prepaid pension cost.........................................  $     53.8       $     --
Pension and postretirement benefits liability................        (2.8)          (3.3)
                                                               -----------     -----------
Net amount recognized........................................  $     51.0       $   (3.3)

MOODYS CORP /DE/ - 10-K405


COMPONENTS OF NET PERIODIC (INCOME) EXPENSE, FROM
OCTOBER 1, 2000 THROUGH DECEMBER 31, 2000

    ...............................
Service cost ......................   $  1.1      $  0.1
Interest cost .....................      0.6          --
Expected return on plan assets ....     (2.1)         --
                                      ------      ------
  Net periodic (income) expense ...   $ (0.4)     $  0.1
                                      ------      ------

     The following assumptions were used in determining the benefit obligation and net periodic pension (income) expense for the period from the Distribution Date through December 31, 2000:

                                                                                  Other
                                                                Pension       Postretirement
                                                                 Plans            Plans
                                                                -------       --------------

Weighted average discount rate..........................          7.50%            7.50%
Rate of increase in future compensation.................          3.91%              --
Expected return on plan assets..........................          9.75%              --



         For postretirement benefit plan measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.0% through 2021 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                        One Percentage-    One Percentage-
                                                        Point Increase     Point Decrease
                                                        ---------------    ---------------

Effect on benefit obligation at end of period........         $0.3               $(0.3)
Effect on total service and interest costs...........           --                  --



PROFIT PARTICIPATION PLAN

         Moody's has a profit participation plan (the "Plan") covering substantially all U.S. employees. The Plan provides for an employee salary deferral contribution and Moody's contributions. Employees may contribute up to 16% of their pay. Moody's contributes an amount equal to 50% of employee contributions, with Moody's contribution limited to 3% of the employee's pay. Moody's also makes contributions to the plan if certain objectives are met, based on the Company's financial performance. Prior to the Distribution, employees of Moody's participated in the profit participation plan of Old D&B and the Company accounted for its participation in that plan as a multi-employer plan. Moody's recognized expense associated with these plans of $3.5 million, $2.8 million and $2.6 million in 2000, 1999 and 1998, respectively.


NOTE 8 STOCK OPTIONS

         Prior to the Distribution, certain employees of Moody's received grants of Old D&B stock options under Old D&B's 1998 Key Employees' Stock Option Plan (the "Plan"). At the Distribution Date, all unexercised Old D&B stock options held by Moody's employees were converted into separately exercisable options to acquire Moody's common stock, and separately exercisable options to acquire New D&B common stock, such that each option had the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price, and the same vesting provisions, option periods and other terms and conditions applicable prior to the Distribution. Old D&B stock options held by employees and retirees of Old D&B were converted in the same manner. Immediately after the Distribution, the Plan was amended and adopted by the Company.

MOODYS CORP /DE/ - 10-K405


         Under the Plan, 16,500,000 shares of the Company's common stock were reserved for issuance. The Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Plan is determined by the Board of Directors at the date of the grant and generally ranges from one to five years. Options may not be granted at less than the fair market value of the Company's common stock at the date of grant. For incentive stock options granted to a shareholder of more than 10% of the Company's outstanding stock, the exercise price per share cannot be less than 110% of the fair market value of the Company's common stock at the date of grant.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply Accounting Principles Board Opinion No. 25 ("APB No. 25") and related interpretations and disclose pro forma net income and earnings per share assuming that the fair value method had been applied. Moody's has chosen to continue applying APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans. Had compensation cost for Moody's stock-option plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method required by SFAS No. 123, Moody's net income and pro forma earnings per share would have been reduced to the pro forma amounts shown below:


                                                         Year Ended December 31,
                                                  --------------------------------------
                                                    2000           1999           1998
                                                  --------       --------       --------
Net income:
     As reported ..........................       $  158.5       $  155.6       $  142.0
     Pro forma ............................       $  151.8       $  153.2       $  139.8
Basic earnings per share of common stock:
     As reported ..........................       $   0.98       $   0.96       $   0.84
     Pro forma ............................       $   0.94       $   0.94       $   0.82
Diluted earnings per share of common stock:
     As reported ..........................       $   0.97       $   0.95       $   0.83
     Pro forma ............................       $   0.93       $   0.93       $   0.81

         The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

         The pro forma net income and earnings per share amounts prior to the September 30, 2000 Distribution relate to the fair value of the Old D&B options held by Moody's employees. Pro forma amounts subsequent to the Distribution relate to Moody's options held by Moody's employees and New D&B employees and retirees, and reflect an increase in fair value due to changes in assumptions for Moody's stock options. Post-distribution, such increase is reflected in income immediately for vested options and spread over the remaining vesting period for converted unvested options. 2000 pro forma net income above, includes $2.4 million relating to New D&B employees and retirees.

         The weighted average fair value of Moody's options granted after the Distribution Date in 2000 was $8.20. The weighted average fair value of Old D&B options granted prior to the Distribution Date in 2000, 1999 and 1998 was $8.66, $8.78 and $7.13, respectively.

         The fair value of stock options used to compute the pro forma net income disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                After       Conversion      Prior to                      After      Conversion       Prior to
                                2000         at 2000           2000                       1998          at 1998          1998
Distribution                Distribution   Distribution   Distribution      1999       Distribution  Distribution    Distribution
------------                ------------   ------------   ------------      ----       ------------  ------------    ------------

Expected dividend yield          0.72%          0.72%          2.40%        2.40%         2.75%          2.75%            3.3%
Expected stock volatility          25%            25%            30%          30%           20%            20%             20%

MOODYS CORP /DE/ - 10-K405


Risk-free interest rate          5.94%          5.79%          6.69%        6.41%         5.38%          5.42%           5.53%
Expected holding period           4.5 yrs        3.0 yrs        5.0 yrs      5.0 yrs       6.0 yrs        2.3 yrs         4.5 yrs


Changes in stock options for the three years ended December 31, 2000 are summarized below:

                                                              Weighted
                                                Number         Average
Price                                        Outstanding    Exercise Price
------                                       -----------    --------------

Options outstanding, December 31, 1997           3.5           $24.14
     Exercised ........................         (0.1)           21.56
     Surrendered or retired ...........         (0.1)           24.39
                                              ------
Options outstanding, June 30, 1998 ....          3.3            24.29
                                              ======
Options converted, July 1, 1998 .......          3.5            22.92
     Granted ..........................          1.3            32.72
     Exercised ........................         (0.2)           20.45
     Surrendered or retired ...........         (0.2)           26.55
                                              ------
Options outstanding, December 31, 1998           4.4            25.87
     Granted ..........................          1.2            29.22
     Exercised ........................         (0.4)           20.56
     Surrendered or retired ...........         (0.1)           30.63
                                              ------
Options outstanding, December 31, 1999           5.1            26.98
     Granted ..........................          0.4            28.53
     Exercised ........................         (0.2)           22.37
     Surrendered or retired ...........         (0.5)           29.40
                                              ------
Options outstanding, September 30, 2000          4.8            17.99
                                              ======
Options converted, October 1, 2000 ....         14.8            19.94
     Granted ..........................          5.5            27.87
     Exercised ........................         (0.6)           15.36
     Surrendered or retired ...........         (0.4)           23.13
                                              ------
Options outstanding, December 31, 2000          19.3           $22.30
                                              ======

         Option activity for the period from December 31, 1997 through September 30, 2000 reflects Old D&B options that were held by employees of Moody's. The options converted at October 1, 2000 reflect the conversion of all Old D&B options, including both those held by employees of Moody's and those held by employees and retirees of New D&B, into separately exercisable options to purchase common stock of Moody's as described above. At October 1, 2000, 4.8 million Moody's options were held by employees of Moody's and 10.0 million were held by employees and retirees of New D&B. At December 31, 2000, 10.2 million Moody's options were held by employees of Moody's and 9.1 million were held by employees and retirees of New D&B.

         The following table summarizes information about stock options outstanding at December 31, 2000:




                                                                   Options outstanding          Options exercisable
                                                           -------------------------------      -------------------
                                                              Average
                                                             remaining         Weighted                        Weighted
                                              Number        contractual         average         Number          average
Range of Exercise Prices                    outstanding    life in years    exercise price    exercisable   exercise price
------------------------                    -----------    -------------    --------------    -----------   --------------

$13.63-$19.94                                   6.0                 5.1           $16.30          5.4            $16.06
$21.42-$28.13                                  13.3                 8.6           $25.00          1.5            $21.55
                                               ----                                               ---
         Total                                 19.3                                               6.9
                                               ----                                               ---

MOODYS CORP /DE/ - 10-K405


         Under the Plan, key employees of the Company may be granted shares of common stock based on the achievement of two-year revenue growth goals or other operating objectives. At the end of the performance period, Company performance at target will yield the targeted amount of shares, whereas Company performance above or below target will yield larger or smaller share awards, respectively. As a result of the Distribution, a portion of the awards will be paid in cash. The Company recorded compensation expense of $4.6 million, $11.5 million and $5.0 million in 2000, 1999 and 1998, respectively, relating to such share grants.


NOTE 9 INCOME TAXES

Components of the Company's income tax provision are as follows:

                                              Year Ended December 31,
                                      -------------------------------------
                                        2000           1999           1998
                                      -------        -------        -------
Current:
     Federal ..................       $  81.7        $  77.8        $  66.1
     State and local ..........          42.7           36.6           36.2
     Non U.S. .................           3.6            1.6            0.4
                                      -------        -------        -------
Total current .................         128.0          116.0          102.7
                                      -------        -------        -------
Deferred:
     Federal ..................          (1.6)           4.8           (4.2)
     State and local ..........          (0.9)           2.6           (2.6)
     Non U.S. .................            --           (0.1)            --
                                      -------        -------        -------
Total deferred ................          (2.5)           7.3           (6.8)
                                      -------        -------        -------
     Provision for income taxes       $ 125.5        $ 123.3        $  95.9
                                      =======        =======        =======

         A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate on income before provision for income taxes is as follows:

                                                                Year Ended December 31,
                                                          ----------------------------------
                                                          2000           1999           1998
                                                          ----           ----           ----


U.S. statutory tax rate .........................         35.0%          35.0%          35.0%
State and local taxes, net of federal tax benefit          9.5            9.2            9.3
Recognition of ordinary losses ..................           --             --           (4.4)
Foreign operations ..............................         (0.1)          (0.1)          (0.3)
Other ...........................................         (0.2)           0.1            0.7
                                                        ------         ------         ------
     Effective tax rate .........................         44.2%          44.2%          40.3%
                                                        ======         ======         ======

         Income taxes paid prior to the Distribution were $188.6 million, $116.0 million and $113.3 million in 2000, 1999 and 1998, respectively, principally through distributions to Old D&B. Income taxes paid in 2000 subsequent to the Distribution were $17.4 million.


The components of deferred tax amounts are as follows:

                                                     December 31,
                                                 ----------------------
                                                  2000           1999
                                                 -------        -------
Deferred tax assets:
     Current:
         Allowances ......................       $  11.5        $  13.1
         Accrued compensation and benefits           4.1            4.2
         Other accrued liabilities .......           3.7            0.9
         Other ...........................           0.1            0.3
                                                 -------        -------
     Total current .......................          19.4           18.5
     Non-current:
         Depreciation and amortization ...           3.8            2.3

MOODYS CORP /DE/ - 10-K405


         Accrued compensation and benefits           3.4            3.3
         Other accrued liabilities .......           5.3            2.6
                                                 -------        -------

         Total non-current ...............          12.5            8.2
                                                 -------        -------
Total deferred tax assets ................          31.9           26.7
                                                 -------        -------
Deferred tax liabilities, non-current:
         Pension plans ...................         (24.5)         (22.5)
         Amortization ....................          (1.5)          (0.8)
         Other ...........................          (0.5)            --
                                                 -------        -------
     Total deferred tax liabilities ......         (26.5)         (23.3)
                                                 -------        -------
     Net deferred tax asset ..............       $   5.4        $   3.4
                                                 =======        =======

         Included in other current assets are prepaid taxes of $28.5 million and $62.0 million and current deferred tax assets of $19.4 million and $18.5 million at December 31, 2000 and 1999, respectively. Non-current deferred tax liabilities of $26.5 million and $23.3 million at December 31, 2000 and 1999, respectively, are reported net of non-current deferred tax assets of $12.5 million and $8.2 million at December 31, 2000 and 1999, respectively and are included in other liabilities. Management has determined, based on the Company's history of prior and current levels of operating earnings, that no valuation allowance for deferred tax assets should be provided as of December 31, 2000 and 1999.

         At December 31, 2000, undistributed earnings of non-U.S. subsidiaries aggregated $29.8 million. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management's intention to reinvest such undistributed earnings outside the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. Federal and foreign income taxes payable, net of foreign tax credits, would be $1.6 million.


NOTE 10 INDEBTEDNESS

         Pursuant to the Distribution Agreement, Moody's was allocated $195.5 million of debt at September 30, 2000. Moody's funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

         On October 3, 2000 the Company issued $300 million of notes payable (the "Notes") in a private placement. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. No interest had been paid as of December 31, 2000. Accrued interest on the Notes at December 31, 2000 was $5.6 million. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit.

         The revolving credit facility (the "Facility"), which was undrawn as of December 31, 2000, consists of an $80 million 5-year facility, which expires in September 2005 and an $80 million 364-day facility, which expires in September 2001. Interest on outstanding borrowings is payable monthly at rates of interest that are based on prevailing short-term interest rates at the time of such borrowings. Interest paid under the Facility for the year ended December 31, 2000 was $0.1 million.

         The Notes and the Facility contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens, and require the Company to maintain certain financial ratios.


NOTE 11 ACQUISITION

         On January 27, 2000, the Company acquired the net assets of a financial software products company for $17.4 million in cash. The acquisition was accounted for using the purchase method of accounting for business combinations from the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition, which resulted in acquired goodwill and other intangibles, including customer relationships and covenants not to compete, and capitalized software

MOODYS CORP /DE/ - 10-K405


aggregating $16.6 million. These amounts are being amortized on a straight-line basis over three to seven years.


NOTE 12 CAPITAL STOCK

AUTHORIZED CAPITAL STOCK

         The total number of shares of all classes of stock that the Company has authority to issue under its Restated Certificate of Incorporation is 420,000,000 shares with a par value of $.01, of which 400,000,000 shares represent shares of common stock, 10,000,000 shares represent shares of preferred stock and 10,000,000 shares represent shares of series common stock. The preferred stock and series common stock can be issued with varying terms, as determined by the Board of Directors.


RIGHTS AGREEMENT

         The Company has a Rights Agreement designed to protect shareholders of the Company in the event of unsolicited offers to acquire the Company and coercive takeover tactics which, in the opinion of the Board of Directors, could impair its ability to represent shareholder interests. Under the Rights Agreement, each share of common stock has a right that trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase 1/1000 of a share of a series A junior participating preferred stock, par value $.01 per share, at a price of $100 per 1/1000 of a share, subject to adjustment. The rights will generally not be exercisable until a person or group ("Acquiring Person") acquires beneficial ownership of, or commences a tender offer or exchange offer that would result in such person or group having beneficial ownership of, 15% or more of the outstanding common stock.

         In the event that any person or group becomes an Acquiring Person, each right will thereafter entitle its holder (other than the Acquiring Person) to receive, upon exercise and payment, shares of stock having a market value equal to two times the exercise price in the form of the Company's common stock or, where appropriate, the Acquiring Person's common stock. The Company may redeem the rights, which expire in June 2008, for $.01 per right, under certain circumstances.

SHARE REPURCHASE PROGRAM

         On October 18, 2000, the Board of Directors of the Company authorized a share repurchase program of up to $250 million of Moody's common stock. The program includes both special share repurchases and systematic repurchases of common stock to offset the dilutive effect of share issuances under the Company's employee benefit arrangements. Through December 31, 2000 the total number of shares repurchased under the program was 2.8 million, at a total cost of $71.8 million.

DIVIDENDS

         In the fourth quarter of 2000, the Company paid a quarterly dividend of
4.5 cents per share of Moody's common stock. In December 2000, the Company's Board of Directors declared a first quarter 2001 dividend of 4.5 cents per share, payable on March 10, 2001 to shareholders of record on February 26, 2001.

NOTE 13 LEASE COMMITMENTS

         Moody's has leased facilities, which are under operating leases that expire over the next ten years. Moody's also leases certain computer and other equipment under operating leases that expire over the next four years. Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $7.1 million, $5.6 million, and $5.5 million, respectively. Rent expense for 2000, 1999 and 1998 is net of sublease rental income of $1.0 million, $1.0 million and $0.4 million, respectively, related to a facility utilized by FIS, which was sold in July 1998.

         The approximate minimum rent for operating leases that have remaining noncancelable lease terms in excess of one year at December 31, 2000, net of sublease

MOODY'S CORP /DE/ - 10-K405


rental commitments of $1.0 million and $0.6 million in 2001 and 2002, respectively, are as follows:

Year Ended December 31,

     2001       ................................................................     $ 6.5
     2002       ................................................................       6.4
     2003       ................................................................       6.0
     2004       ................................................................       5.1
     2005       ................................................................       3.7
     Thereafter ................................................................       5.3
                                                                                     -----
          Total minimum lease payments .........................................     $33.0
                                                                                     =====



NOTE 14 CONTINGENCIES

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

         IRI's complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages of an unspecified amount.

         On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI's claim of attempting monopolization in the United States, with leave to replead within 60 days. The Court denied the defendants' motion with respect to the remaining claims in the complaint. In June 1997, the defendants filed an answer denying the material allegations in IRI's complaint, and A.C. Nielsen Company filed a counterclaim alleging that IRI had made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an amended and restated complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, the defendants moved for an order dismissing the amended claim. On December 1, 1997, the court denied the motion. On December 22, 1999, defendants filed a motion for partial summary judgement seeking to dismiss IRI's non-U.S. antitrust claims. On July 12, 2000, the court granted the motion dismissing claims of injury suffered from the activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or "relationships" with local companies. Discovery in this case is ongoing.

MOODYS CORP /DE/ - 10-K405


         In November 1996, Donnelley completed a distribution to its shareholders (the "1996 Distribution") of the capital stock of ACNielsen Corporation ("ACNielsen") and Cognizant Corporation ("Cognizant"). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the "Indemnity and Joint Defense Agreement") pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities ("IRI Liabilities") that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the "ACN Maximum Amount"), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm's ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On February 19, 2001, ACNielsen announced that it had merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount, and VNU must assume ACNielsen's liabilities under that agreement.

         In June 1998, Donnelley completed a distribution to its shareholders (the "1998 Distribution") of the capital stock of Old D&B and changed its name to R.H. Donnelley Corporation. In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement whereby Old D&B has assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

         During 1998, Cognizant separated into two companies, IMS Health Incorporated ("IMS Health") and Nielsen Media Research, Inc. ("NMR"). IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

         Under the terms of the Distribution Agreement, as a condition to the Distribution, New D&B undertook to be jointly and severally liable with Moody's for Old D&B's obligations to Donnelley under the distribution agreement pursuant to which the 1998 Distribution was effected, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of New D&B and Moody's will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to such 1998 distribution agreement, including legal fees or expenses related thereto.

         Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect Moody's results of operations, cash flows or financial position. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

Tax Matters

         Pursuant to the Distribution Agreement, New D&B and Moody's have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

         Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, Moody's management is unable to predict the extent of such

MOODYS CORP /DE/ - 10-K405


reviews, the outcome thereof or whether the resolution of these matters could materially affect Moody's results of operations, cash flows or financial position.

         The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000, after the payments described below were made.

         On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, New D&B is contesting the IRS's formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Moody's had previously accrued its anticipated share of the probable liability arising from the utilization of these capital losses.



NOTE 15 SEGMENT INFORMATION

         The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates primarily in one reportable business segment: ratings, which accounts for approximately 86% of the Company's total revenue. Revenue related to research products and risk management services business has been aggregated as "Other" for reporting purposes. Given the dominance of the ratings segment to Moody's overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for the Company as a whole. In addition, assets are not allocated on a segment basis and are considered on a total company basis only.

         The ratings segment comprises four major rating groups, each of which has similar economic and financial characteristics. They are corporate finance ratings, structured finance ratings, financial institutions and sovereign ratings and public finance ratings.

         Revenue included in "Other" consists of research products revenue, generated from the sale of investor-oriented credit research, and risk management services revenue, generated from the sale of credit risk assessment software and related products and services. Also included in "Other" for 1998 are revenues related to the FIS business of $18.4 million, which was divested in July 1998.

         The accounting principles underlying the revenue information reported for each segment are consistent with those described in the summary of significant accounting policies in Note 1. There are no intersegment sales and no single customer accounted for 10% or more of total revenue.

                                                                   Year Ended December 31,
                                                            -------------------------------------
                                                              2000           1999           1998
                                                            -------        -------        -------
Revenue:
     Ratings
         Structured finance ratings .................       $ 199.2        $ 172.4        $ 143.0
         Corporate finance ratings ..................         162.7          165.5          143.6
         Financial institutions and sovereign ratings         111.6          104.8           90.1
         Public finance ratings .....................          46.1           59.5           64.8
                                                            -------        -------        -------
         Total ratings revenue ......................         519.6          502.2          441.5
                                                            -------        -------        -------
   Other ............................................          82.7           62.0           72.4
                                                            -------        -------        -------
         Total revenue ..............................       $ 602.3        $ 564.2        $ 513.9
                                                            =======        =======        =======
Total expenses ......................................       $ 313.8        $ 293.8        $ 288.4

MOODYS CORP /DE/ - 10-K405


Gain on sale of business ............................            --            9.2           12.6
Other non-operating expense, net ....................          (4.5)          (0.7)          (0.2)
                                                            -------        -------        -------
Income before provision for income taxes ............       $ 284.0        $ 278.9        $ 237.9
                                                            =======        =======        =======


Revenue and long-lived asset information by geographic area as of and for the year ended December 31 is summarized below:

                          2000          1999          1998
                         -------       -------       -------
Revenue:
     United States ..    $ 428.9       $ 423.4       $ 413.0
     International ..      173.4         140.8         100.9
                         -------       -------       -------
     Total ..........    $ 602.3       $ 564.2       $ 513.9
                         =======       =======       =======
Long-lived assets:
     United States ..    $  53.4       $  41.7       $  43.4
     International ..        8.4           6.6           5.6
                         -------       -------       -------
     Total ..........    $  61.8       $  48.3       $  49.0
                         =======       =======       =======

         International revenue is determined based on the country of domicile of the customer.



NOTE 16 VALUATION AND QUALIFYING ACCOUNTS


                                                     Balance at         Additions                         Balance at
                                                      Beginning        Charged to                             End
                                                     of the Year         Revenue         Write-offs       of the Year
                                                     -----------       ----------        ----------       -----------
Allowances:
     Year ended December 31, 1998...........           ($22.8)           ($35.7)           $37.8            ($20.7)
     Year ended December 31, 1999...........            (20.7)            (40.3)            36.5             (24.5)
     Year ended December 31, 2000...........            (24.5)            (29.3)            29.4             (24.4)

Allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized.


NOTE 17 QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      Three Months Ended
                                               ----------------------------------------------------------------
                                               March 31       June 30    September 30   December 31      Year
                                               --------       -------    ------------   -----------      ----
2000
Revenue...............................           $139.3        $149.4        $152.5        $161.1        $602.3
Operating income......................             63.8          74.8          72.9          77.0         288.5
Net income............................             35.9          41.7          40.5          40.4         158.5
Basic earnings per share..............           $ 0.22        $ 0.26        $ 0.25        $ 0.25        $ 0.98
Diluted earnings per share............           $ 0.22        $ 0.26        $ 0.25        $ 0.25        $ 0.97

1999
Revenue...............................           $137.1        $147.4        $139.3        $140.4        $564.2
Operating income......................             63.0          71.9          66.6          68.9         270.4
Net income............................             35.2          40.0          42.2          38.2         155.6
Basic earnings per share..............           $ 0.22        $ 0.25        $ 0.26        $ 0.24        $ 0.96
Diluted earnings per share............           $ 0.21        $ 0.24        $ 0.26        $ 0.24        $ 0.95


         Basic and diluted earnings per share are computed independently for each of the periods presented. The number of weighted average shares outstanding changes as common

MOODYS CORP /DE/ - 10-K405


shares are issued for employee benefit arrangements and other purposes or as shares are repurchased. Accordingly, the sum of the quarterly earnings per share data may not agree to the total for the year.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the information relating to the executive officers of the Company set forth in Part I of this Form 10-K, the information called for by Items 10-13 is contained in the Company's definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 23, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report.

        (1) Financial Statements.
            See Index to Financial Statements, Item 8 on Page 26 of this Form 10-K.

        (2) Financial Statement Schedules.
                   None.

        (3) Exhibits.
            See Index to Exhibits on Pages 50-53 of this Form 10-K.

(b) Reports on Form 8-K.

         A Current Report on Form 8-K was filed by the Company on October 4, 2000, on which information was reported under Items 5 and 7 and which incorporated by reference certain pro forma financial statements included in the Information Statement relating to the spin-off described above in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Comparability" on page 18.

         A Current Report on Form 8-K was filed by the Company on November 7, 2000 on which information was reported under Items 5 and 7.

MOODYS CORP /DE/ - 10-K405


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MOODY'S CORPORATION
                                                   (Registrant)

                                     By: /s/  John Rutherfurd, Jr.
                                         ------------------------------------
                                         John Rutherfurd, Jr.
                                         President and Chief Executive Officer


Date: March 15, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




 /s/  John Rutherfurd, Jr.                           /s/  Clifford Alexander
-------------------------------------------         -------------------------------------------
 John Rutherfurd, Jr. Director, President                 Clifford Alexander, Chairman of
      and Chief Executive Officer                              the Board of Directors
      (principal executive officer)

 /s/  Jeanne Dering                                  /s/  Charles R. Bruschi
-------------------------------------------         -------------------------------------------
 Jeanne Dering, Senior Vice President and                      Charles R. Bruschi
       Chief Financial Officer                     Vice President and Corporate Controller
    (principal financial officer)                        (principal accounting officer)


 /s/  Hall Adams                                     /s/  Robert R. Glauber
-------------------------------------------         -------------------------------------------
         Hall Adams, Jr., Director                            Robert R. Glauber, Director


 /s/  Mary Johnston Evans                            /s/  Henry A. McKinnell
-------------------------------------------         -------------------------------------------
      Mary Johnston Evans, Director                            Henry A. McKinnell, Jr., Director



Date: March 15, 2001

MOODYS CORP /DE/ - 10-K405


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


   .2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).



4  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

   .1    Specimen Common Stock certificate (incorporated by reference to Exhibit
         4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

   .2 Amended and Restated Rights Agreement between the Registrant and EquiServe Trust Company, N.A., dated as of September 27, 2000 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 29, 2000).

   .3 Five-Year Credit Agreement, dated as of September 11, 2000, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

   .4 364-Day Credit Agreement, dated as of September 11, 2000, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).



10       MATERIAL CONTRACTS


   .1 Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4,
         2000).

MOODYS CORP /DE/ - 10-K405


   .2 Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4,
         2000).

   .3 Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4,
         2000).

   .4 Intellectual Property Assignments, dated as of September 1, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

   .5 Shared Transaction Services Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

   .6 Data Services Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4,
         2000).

   .7 Transition Services Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4,
         2000).

   .8 Insurance and Risk Management Services Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit
         10.8 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

   .9 Pension Benefit Equalization Plan of Moody's Corporation (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).


   .10 Supplemental Executive Benefit Plan of Moody's Corporation (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).


   .11 Profit Participation Benefit Equalization Plan of Moody's Corporation (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).


   .12 The Moody's Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).


   .13 1998 Moody's Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation

MOODYS CORP /DE/ - 10-K405


         Equity-Based Awards (incorporated by reference to Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).


   .14 1998 Moody's Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to Registrant's Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).


   .15 1998 Moody's Corporation Non-Employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Registrant's Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).


   .16 1998 Moody's Corporation Key Employees' Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant's Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

   .17+* Moody's Corporation Career Transition Plan


   .18 Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).

   .19 Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).

   .20 Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q, filed August 14, 1998).

   .20 Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27,
         1997).

   .21 Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27,
         1997).

   .22 Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation

MOODYS CORP /DE/ - 10-K405


         (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).


   .23 Indemnity and Joint Defense Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).


   21* SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of January 31, 2001.

   23*   CONSENTS OF EXPERTS AND COUNSEL Consent of PricewaterhouseCoopers LLP.


---------------
* Filed herewith

+ Represents a management contract or compensatory plan