Form 10-Q
period 2001-03-31
MOODYS CORP /DE/
filed 2001-05-15
CIK 1059556

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ________    to   ________


                                    1-14037
                             ----------------------
                             Commission file number

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



Title of Class                      Shares Outstanding
                                    at March 31, 2001

Common Stock,
Par value $0.01 per share           157.5 million

                               MOODY'S CORPORATION

                               INDEX TO FORM 10-Q






PART I.  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended March 31, 2001 and 2000 ................................  1

Condensed Consolidated Balance Sheets (Unaudited) at
March 31, 2001 and December 31, 2000 ......................................  2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended March 31, 2001 and 2000 ................................  3

Notes to Condensed Consolidated Financial Statements (Unaudited) ......... 4 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................. 9 - 14


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  15

Item 4.  Submission of Matters to a Vote of Security Holders ..............  15

Item 6.  Exhibits and Reports on Form 8-K ................................   16

SIGNATURES ................................................................  16

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                               MOODY'S CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)




                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                  2001         2000
                                                                  ----         ----
REVENUE                                                         $ 180.2     $ 139.3

EXPENSES

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       86.3        71.5

     DEPRECIATION AND AMORTIZATION                                  4.1         4.0
                                                                -------     -------
TOTAL EXPENSES                                                     90.4        75.5

                                                                -------     -------
OPERATING INCOME                                                   89.8        63.8
                                                                -------     -------

     NON-OPERATING (EXPENSE) INCOME, NET                           (3.5)        0.5
                                                                -------     -------

INCOME BEFORE PROVISION FOR INCOME TAXES                           86.3        64.3

     PROVISION FOR INCOME TAXES                                    38.3        28.4
                                                                -------     -------
NET INCOME                                                      $  48.0     $  35.9
                                                                =======     =======

EARNINGS PER SHARE

     BASIC                                                      $  0.30     $  0.22
                                                                -------     -------
     DILUTED                                                    $  0.30     $  0.22
                                                                -------     -------


WEIGHTED AVERAGE SHARES OUTSTANDING

     BASIC                                                        159.0       161.2
                                                                -------     -------
     DILUTED                                                      161.1       162.5
                                                                -------     -------





          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               MOODY'S CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                              MARCH 31, 2001       DECEMBER 31, 2000

                                                               ASSETS
CURRENT ASSETS

       CASH AND CASH EQUIVALENTS                                                               $         99.0         $       119.1

       ACCOUNTS RECEIVABLE, NET OF ALLOWANCES OF $28.1 IN 2001 AND $24.4 IN 2000                        123.7                 101.0

       OTHER CURRENT ASSETS                                                                              57.1                  57.5
                                                                                               --------------         --------------
          TOTAL CURRENT ASSETS                                                                          279.8                 277.6

       PROPERTY AND EQUIPMENT, NET                                                                       42.3                  43.4

       PREPAID PENSION COSTS                                                                             54.4                  53.8

       INTANGIBLES ASSETS, NET                                                                           13.1                  13.7

       OTHER ASSETS                                                                                      10.0                   9.8
                                                                                               --------------         --------------
          TOTAL ASSETS                                                                         $        399.6         $       398.3
                                                                                               ==============         ==============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                $        143.2         $       135.4

       DEFERRED REVENUE                                                                                 150.4                 117.7
                                                                                               --------------         --------------
          TOTAL CURRENT LIABILITIES                                                                     293.6                 253.1

       NOTES PAYABLE                                                                                    300.0                 300.0

       OTHER LIABILITIES                                                                                129.9                 127.7
                                                                                               --------------         --------------
          TOTAL LIABILITIES                                                                             723.5                 680.8
                                                                                               --------------         --------------


          CONTINGENCIES (NOTE 4 )


SHAREHOLDERS' EQUITY

       PREFERRED STOCK, PAR VALUE $ .01 PER SHARE; 10,000,000 SHARES AUTHORIZED;
          NO SHARES ISSUED AND OUTSTANDING                                                                  -                     -

       SERIES COMMON STOCK, PAR VALUE $ .01 PER SHARE; 10,000,000 SHARES
          AUTHORIZED; NO SHARES ISSUED AND OUTSTANDING                                                      -                     -

       COMMON STOCK, PAR VALUE $ .01 PER SHARE; 400,000,000 SHARES AUTHORIZED;
          171,451,136 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 2001 AND                                 1.7                   1.7

          DECEMBER 31, 2000

       CAPITAL SURPLUS                                                                                   15.7                   7.9

       ACCUMULATED DEFICIT                                                                             (182.3)               (223.2)

       TREASURY STOCK, AT COST; 13,989,634 AND 11,040,266 SHARES OF COMMON STOCK
          AT MARCH 31, 2001 AND DECEMBER 31, 2000, RESPECTIVELY                                        (155.7)                (67.0)

       CUMULATIVE TRANSLATION ADJUSTMENT                                                                 (3.3)                 (1.9)
                                                                                               --------------         --------------
          TOTAL SHAREHOLDERS' EQUITY                                                                   (323.9)               (282.5)
                                                                                               --------------         --------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $        399.6         $       398.3
                                                                                               --------------         --------------




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               MOODY'S CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN MILLIONS)



                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                              2001                  2000
                                                                                              ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES

           NET INCOME                                                                       $ 48.0                 $35.9

           RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

               DEPRECIATION AND AMORTIZATION                                                   4.1                   4.0

               CHANGES IN ASSETS AND LIABILITIES:

                  INCREASE IN ACCOUNTS RECEIVABLE                                            (22.8)                (10.7)

                  DECREASE (INCREASE) IN OTHER CURRENT ASSETS                                  0.2                  (0.3)

                  INCREASE IN PREPAID PENSION COSTS                                           (0.6)                 (0.8)

                  INCREASE IN OTHER ASSETS                                                    (0.1)                 (0.3)

                  INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED LIABILITIES              8.1                 (29.3)

                  INCREASE IN DEFERRED REVENUE                                                32.8                  20.5

                  INCREASE (DECREASE) IN OTHER LIABILITIES                                     2.1                  (1.3)
                                                                                            ------                 -----
                             NET CASH PROVIDED BY OPERATING ACTIVITIES                        71.8                  17.7
                                                                                            ------                 -----


CASH FLOWS FROM INVESTING ACTIVITIES

               NET CAPITAL ADDITIONS                                                          (3.0)                 (3.0)

               ACQUISITION OF BUSINESS
                                                                                                --                 (17.4)

               OTHER                                                                           0.1                    --
                                                                                            ------                 -----
                                    NET CASH USED IN INVESTING ACTIVITIES                     (2.9)                (20.4)
                                                                                            ------                 -----

CASH FLOWS FROM FINANCING ACTIVITIES

              NET PROCEEDS FROM STOCK PLANS                                                   15.6                    --

              COST OF TREASURY SHARES REPURCHASED                                            (96.5)                   --

              PAYMENT OF DIVIDENDS                                                            (7.1)                   --

              NET DISTRIBUTIONS FROM OLD D&B                                                    --                   9.2
                                                                                            ------                 -----
                    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (88.0)                  9.2
                                                                                            ------                 -----

                    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (1.0)                  0.4
                                                                                            ------                 -----

                    (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (20.1)                  6.9

                    CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                       119.1                   3.4
                                                                                            ------                 -----
                    CASH AND CASH EQUIVALENTS, END OF THE PERIOD                            $ 99.0                 $10.3
                                                                                            ======                 =====



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               MOODY'S CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




1. BACKGROUND AND BASIS OF PRESENTATION

         Moody's Corporation ("Moody's" or the "Company"), a global credit rating, research and risk analysis firm, publishes credit opinions, research and ratings on fixed-income securities, issuers of securities and other credit obligations. The Company publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. The Company also publishes investor-oriented credit research including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. Moody's Risk Management Services develops and distributes credit risk assessment software used by banks and other financial institutions in their portfolio management, commercial lending and other activities. It also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services.

         The Company operated as part of The Dun & Bradstreet Corporation ("Old D&B") until September 30, 2000 (the "Distribution Date"), when Old D&B separated into two publicly traded companies - Moody's Corporation and The New D&B Corporation ("New D&B"). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B's Dun & Bradstreet operating company (the "D&B Business"). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and risk management services (the "Moody's Business") and was renamed "Moody's Corporation". The method by which Old D&B distributed its shares is hereinafter referred to as the "Distribution".

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

         Pursuant to the terms of the Distribution Agreement, the Company retained all of the assets and liabilities related to the Moody's Business and New D&B retained all of the assets and liabilities related to the D&B Business. Prior to the Distribution Date, Old D&B provided certain centralized services to the Company, the cost of which was allocated to the Company. Management believes these allocations were reasonable; however, the costs of these services are not necessarily indicative of the costs that would have been incurred if the Company had performed or provided these services as a separate entity. The condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented.

         These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company's consolidated financial statements and related notes in the Company's 2000 Annual Report on Form 10-K filed on March 15, 2001. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.


2. RECONCILIATION OF SHARES USED IN COMPUTING EARNINGS PER SHARE

         Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

                                                                 THREE
                                                              MONTHS ENDED
                                                                MARCH 31,
                                                              -------------
                                                              (in millions)
                                                           2001            2000
                                                           ----            ----

Weighted average number of shares - Basic                  159.0           161.2
Dilutive effect of shares issuable under stock option,
restricted stock and performance share plans                 2.1             1.3
                                                          ------          ------
Weighted average number of shares - Diluted                161.1           162.5
                                                          ======           =====



         Options to purchase 4.9 million and 9.1 million shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share for the respective three month periods because the options' exercise prices were greater than the year-to-date average market price of the Company's common stock (as adjusted for the Distribution).

3. INDEBTEDNESS

         Pursuant to the Distribution Agreement, Moody's was allocated $195.5 million of debt at September 30, 2000. Moody's funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

         On October 3, 2000 the Company issued $300 million of notes payable (the "Notes") in a private placement. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. In March 2001, the Company paid $11.2 million in semi-annual interest.

         The revolving credit facility (the "Facility"), which was undrawn as of March 31, 2001, consists of an $80 million 5-year facility, which expires in September 2005 and an $80 million 364-day facility, which expires in September 2001. Interest on outstanding borrowings is payable monthly at rates of interest that are based on prevailing short-term interest rates at the time of such borrowings.

         The Notes and the Facility contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens, and require the Company to maintain certain financial ratios.


4. CONTINGENCIES

         Moody's is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of Moody's in connection with such matters will not have a material adverse effect on Moody's financial position, results of operations or cash flows.

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

         In June 1998, Donnelley completed a distribution to its shareholders (the "1998 Distribution") of the capital stock of Old D&B and changed its name to R.H. Donnelley Corporation. In connection with the 1998 Distribution, Old D&B and

Donnelley entered into an agreement (the "1998 Distribution Agreement") whereby Old D&B has assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

         During 1998, Cognizant separated into two companies, IMS Health Incorporated ("IMS Health") and Nielsen Media Research, Inc. ("NMR"). IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

         Under the terms of the 1998 Distribution Agreement, as a condition to the Distribution, New D&B undertook to be jointly and severally liable with Moody's for Old D&B's obligations to Donnelley under the 1998 Distribution Agreement including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of New D&B and Moody's will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

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


5. COMPREHENSIVE INCOME

         Total comprehensive income was as follows:

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                           -------------------
                                                              (in millions)
                                                            2001         2000
                                                            ----         ----
Net income..........................................      $ 48.0       $ 35.9
Other comprehensive (loss) income -
foreign currency translation adjustment                     (1.4)         0.8
                                                           -----       -------
       Total comprehensive income.................        $ 46.6       $ 36.7
                                                          ======       =======

6. SEGMENT INFORMATION

         The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates primarily in one reportable business segment - ratings, which accounts for approximately 90% of the Company's total revenues. Revenue related to research products and the risk management services business have been aggregated as "Other" for reporting purposes. Given the dominance of the ratings segment to Moody's overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for the Company as a whole. In addition, assets are not allocated on a segment basis but are considered on a total company basis only.

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

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ------------------
                                                               2001        2000
                                                               ----        ----
                                                                 (in millions)

Revenue:
   Ratings:
           Structured finance ratings.....................   $  59.1     $  40.5
           Corporate finance ratings......................      54.5        44.6
           Financial institutions and sovereign ratings...      31.4        27.4
           Public finance ratings.........................      13.0         9.4
                                                             -------     -------
           Total ratings revenue..........................     158.0       121.9
Other.....................................................      22.2        17.4
                                                             -------     -------
           Total revenue .................................     180.2       139.3
Total expenses............................................      90.4        75.5
                                                             -------     -------
Operating Income..........................................      89.8        63.8
Non-operating (expense) income, net.......................      (3.5)        0.5
                                                             -------     -------
Income before provision for income taxes..................   $  86.3     $  64.3
                                                             =======     =======


Revenue by geographic area:
   United States..........................................   $ 131.9     $ 99.8
   International..........................................      48.3       39.5
                                                             -------     -------
   Total revenue..........................................   $ 180.2     $139.3
                                                             =======     =======

7. SUBSEQUENT EVENTS

         On April 10, 2001, Moody's Investors Service, Inc., a subsidiary of the Company, agreed to a settlement with the Antitrust Division of the U.S. Department of Justice arising from an isolated incident in 1996 involving the destruction of documents. Under the terms of the settlement, Moody's Investors Service, Inc. pleaded guilty to one count of obstruction of justice and agreed to pay a fine of $195,000. A copy of the plea agreement embodying the settlement is included as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2001. The impact of the plea agreement, including the settlement, is not expected to have a material adverse effect on the Company's results of operations, financial position or cash flows.

         On April 23, 2001, the Board of Directors increased the authorization under the existing $250 million share repurchase program by an additional $50 million.

         On April 23, 2001, the Board of Directors also approved a quarterly dividend of 4.5 cents per share of Moody's common stock, payable on June 10, 2001 to shareholders of record at the close of business on May 20, 2001.



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


OPERATING SEGMENTS

         Moody's operates primarily in one reportable business segment: ratings, which accounts for approximately 90% of the Company's total revenue. The ratings segment is composed of four ratings groups: corporate finance, structured finance, financial institutions and sovereigns, and public finance. Given the dominance of the ratings segment to Moody's overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for Moody's as a whole. Moody's also reports revenue separately for two geographic areas: U.S. and international.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000


         Revenue for the first quarter of 2001 was $180.2 million, an increase of $40.9 million or 29.4% from $139.3 million for the first quarter of the previous year. The revenue growth reflected significant increase in ratings revenue, primarily due to robust debt issuance in the U.S. capital markets coupled with strong gains in European structured finance ratings. Double-digit first quarter growth was achieved in research products revenue, due to strong demand for products delivered via the Internet and increased international sales.

         Ratings revenue was $158.0 million in the first quarter of 2001, up 29.6% from $121.9 million in the first quarter of 2000. The increased revenue was driven primarily by strong growth in U.S. corporate and public finance issuance, principally as a result of declining interest rates, and significant growth in structured finance issuance in the U.S. and Europe.

         Structured finance ratings revenue was $59.1 million for the first quarter of 2001, an increase of $18.6 million or 45.9% from $40.5 million in the first quarter of 2000. The increase was due to strong growth in the U.S. and Europe across several market sectors including credit derivatives, asset backed finance and residential mortgage-backed securities.

         Revenue from corporate ratings was $54.5 million in the first quarter of 2001, up $9.9 million or 22.2% from $44.6 million in the first quarter of 2000. Lower interest rates resulted in strong issuance growth in both investment grade and high yield bonds in the U.S. In addition, revenue benefited from Moody's new rating assessment service introduced in the second half of 2000.

         Revenue from financial institutions and sovereign ratings was $31.4 million for the first three months of 2001, an increase of $4.0 million or 14.6% from $27.4 million for the same period of 2000. Lower interest rates in the U.S. drove increased investment grade issuance for banks and other financial institutions.

         Public finance ratings revenue increased 38.3% to $13.0 million for the first quarter of 2001, from $9.4 million for the 2000 first quarter. This growth was principally the result of a 43% increase in issuance in the U.S. municipal bond market in the first three months of 2001, compared with the same period of 2000.

         Other revenue increased 27.6% to $22.2 million for the first quarter of 2001, reflecting 20% growth in research products revenue, principally due to strong demand for products delivered via the Internet. In addition, Moody's Risk Management Services had 61% revenue growth over the first quarter of 2000, reflecting a full quarter of revenue related to a January 2000 acquisition as well as continued strong growth in credit risk management products.

         Revenue in the United States was $131.9 million for the first quarter of 2001, an increase of $32.1 million or 32.2% from $99.8 million in the first quarter of 2000. This increase reflected strong growth in ratings revenue, principally due to higher issuance volumes in several market sectors, including corporate and municipal bonds, residential mortgage-backed securities and collateralized bond obligations. The number of investment grade corporate issues was up more than 50% for the first quarter, while the number of high yield issues nearly doubled, compared to the same period in 2000. Issuance in the U.S. asset-backed sector grew 45% during the first three months of 2001 versus the first quarter of 2000.

         Moody's international revenue was $48.3 million in the first quarter of 2001, an increase of 22.3% over $39.5 million in the same period of 2000. The strong growth was principally driven by higher structured finance ratings revenue in Europe. International research products revenue increased 25% over the first quarter of 2000, reflecting strong demand for Moody's products delivered via the Internet.

         Operating, selling, general and administrative expenses were $86.3 million in the first quarter of 2001, an increase of $14.8 million, or 20.7% over the first quarter of 2000. This increase was principally due to increased compensation and related costs to support business expansion, higher incentive compensation costs due to strong first quarter results, and increased corporate overhead costs resulting from becoming a separate public company. Depreciation and amortization was $4.1 million in the first quarter of 2001 versus $4.0 million in the first quarter of 2000.

         Moody's operating income of $89.8 million for the first quarter of 2001 was up 40.8% from $63.8 million in the same period of 2000.

         Non-operating expense was $3.5 million for the first quarter of 2001 compared with $0.5 million of non-operating income for the same period of 2000. The 2001 expense principally reflected interest expense related to Moody's private debt placement that was completed in the fourth quarter of 2000, offset in part by interest income on invested cash. In the first quarter of 2000, Moody's had a nominal amount of net interest expense.

         Moody's effective tax rate was 44.4% in the first quarter of 2001 compared to 44.2% in the first quarter of 2000, reflecting a higher international net effective tax rate.

         As a result of the foregoing, Moody's reported net income of $48.0 million for the first quarter of 2001, an increase of 33.7% over $35.9 million for the same period of 2000. Basic and diluted earnings per share grew 36.4% to $0.30 for the first quarter of 2001, compared with $0.22 for the first quarter of 2000. On a pro forma basis, including interest expense on the private placement debt (and excluding any interest income) for both periods, first quarter diluted earnings per share would have been $0.29 for 2001 compared with $0.20 for 2000, a gain of 45.0%.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $71.8 million and $17.7 million for the three months ended March 31, 2001 and 2000, respectively. The significant increase in the first quarter of 2001 principally reflected the growth in net income, as well as, timing of income tax payments, lower payments of prior year bonuses in 2001 than in 2000 and increased cash collections in 2001 compared to 2000.

         Net cash used in investing activities was $2.9 million for the three months ended March 31, 2001 compared with $20.4 million for the same period of 2000. The first quarter 2000 amount included a $17.4 million expenditure for the acquisition of a financial software products company.

         Net cash used in financing activities was $88.0 million for the three months ended March 31, 2001 and consisted primarily of $96.5 million for share repurchases under the Company's share repurchase program and $7.1 million of dividends paid, offset in part by proceeds and related tax benefits from employee benefit arrangements. For the three months ended March 31, 2000, $9.2 million was provided by financing activities, representing distributions from Old D&B.

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

         The revolving credit facility, which was undrawn as of March 31, 2001, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest on borrowings under the facility is payable monthly, at rates of interest that are based on prevailing short-term interest rates at the time of such borrowings.

         A share repurchase program of up to $250 million was approved by the Board of Directors in October 2000, which includes both special share repurchases and systematic repurchases of common stock to offset the dilutive effect of share issuances under Moody's employee benefit arrangements. On April 23, 2001, the Board of Directors increased the authorization under the existing share repurchase program by an additional $50 million.

         On April 23, 2001, the Board of Directors approved a quarterly dividend of 4.5 cents per share of Moody's common stock, payable on June 10, 2001 to shareholders of record at the close of business on May 20, 2001.

         Moody's existing balances of cash, cash generated from operations and debt capacity are expected to be sufficient to fund Moody's operating needs, service debt and pay dividends, over the next year.


MARKET RISK

         Moody's maintains operations in 14 countries outside of the United States, and approximately 22% of its expenses are incurred in currencies other than the U.S. dollar. Over 90% of Moody's revenues for the three months ended March 31, 2001 were billed and collected in U.S. dollars. As such, the Company is exposed to market risk from changes in foreign exchange rates.

         As of March 31, 2001, approximately 11% of Moody's assets were located outside the U.S. Of Moody's aggregate cash and cash equivalents of $99.0 million at March 31, 2001, approximately $24.8 million was located outside the United States (with $16.6 million in the United Kingdom), making the Company susceptible to fluctuations in foreign exchange rates. Changes in the value of these currencies relative to the U.S. dollar are charged or credited to the cumulative translation adjustment in shareholders' equity.

         The Company's policy permits investments in time deposits, commercial paper and money market funds. Market risk associated with these investments is considered insignificant.

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

Information Resources, Inc.

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

         Under the terms of the 1998 Distribution Agreement, as a condition to the Distribution, New D&B undertook to be jointly and severally liable with Moody's for Old D&B's obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities relating to the IRI action. However, under the Distribution Agreement, as between themselves, each of New D&B and Moody's has agreed to be responsible for 50% of any payments to be made in respect of the IRI action pursuant to the 1998 Distribution Agreement or otherwise, including any legal fees or expenses related thereto.

         Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of such matter could materially affect Moody's results of operations, cash flows or financial position. See Note 4 to the condensed consolidated financial statements, Contingencies, for additional information.


FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains information about future expectations, plans and prospects for the Company's business and operations that constitute forward-looking statements. The forward-looking statements and other information are made as of the date of this Form 10-Q, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, customer reaction to, and the exercise by various governmental authorities of their discretionary authority in respect of, the Company's guilty plea on April 10, 2001, and the conduct underlying it; changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to nationally recognized statistical rating organizations; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company's global tax planning initiatives; the uncertainty regarding market acceptance and revenue generating opportunities for web-based research products; and other factors as discussed in The New D&B Corporation Form 10 (Amendment No. 2) filed on September 11, 2000 with the Securities and Exchange Commission and in other filings made by the Company from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Information in response to this Item is set forth in Note 4 - Contingencies in Part I, Item 1 of this Form 10-Q. For additional information regarding the IRI matter, reference is made to Part I, Item 3 of Moody's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The shareholders of the Company voted on four items at the Annual Meeting of Shareholders held on April 23, 2001:

1.       the election of two directors, to terms ending in 2004;
2. a proposal to approve the 2001 Moody's Corporation Key Employees' Stock Incentive Plan;
3. a proposal to approve the Amended and Restated 1998 Moody's Corporation Non-Employee Directors' Stock Incentive Plan;
4. a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2001.

The results of the votes were as follows:

1.       Votes were cast for election of directors as follows:


Nominee                        Votes For            Votes Withheld
--------                       ----------           --------------
Hall Adams, Jr.                137,334,238            1,123,440
John Rutherfurd, Jr            122,193,378           16,264,300

There were no abstentions for this item.


2. The proposal of the 2001 Moody's Corporation Key Employees' Stock Incentive Plan was approved as follows:

                         120,661,562 votes for approval;
                          16,955,831 votes against; and
                             840,285 abstentions


3. The proposal of the Amended and Restated 1998 Moody's Corporation Non-Employee Directors' Stock Incentive Plan was approved as follows:

                         122,590,643 votes for approval;
                          14,981,600 votes against; and
                             885,435 abstentions


4. The appointment of PricewaterhouseCoopers LLP as independent accountants for 2001 was approved as follows:

                         134,075,472 votes for approval;
                           3,873,496 votes against; and
                             508,710 abstentions

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.       DESCRIPTION

3.       ARTICLES OF INCORPORATION AND BY-LAWS



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



10.      MATERIAL CONTRACTS

         .1* Separation Agreement and General Release, dated as of April 10, 2001, between Moody's Investors Service, Inc. and Donald Noe.

         .2* Separation Agreement and General Release, dated as of April 10, 2001, between Moody's Investors Service, Inc. and Kenneth J. H. Pinkes.


  --------------
* Filed herewith


(b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K on April 11, 2001, on which information was reported under Items 5 and 7.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001:

                                    MOODY'S CORPORATION


                                    By: /s/ JEANNE M. DERING
                                       -------------------------
                                       Jeanne M. Dering
                                       Senior Vice President and
                                       Chief Financial Officer

Date: May 15, 2001:
                                    By: /s/ CHARLES R. BRUSCHI
                                       -------------------------
                                       Charles R. Bruschi
                                       Vice President and
                                       Corporate Controller