Form 10-Q
period 2001-06-30
MOODYS CORP /DE/
filed 2001-08-14
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

1-14037
Commission file number

MOODY’S CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	13-3998945

(State of Incorporation) 99 CHURCH STREET, NEW YORK, N.Y.	(I.R.S. Employer Identification No.) 10007

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 553-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class Common Stock, Par value $0.01 per share	Shares Outstanding at June 30, 2001 158.3 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION

Item I. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2001 and 2000	1

Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2001 and December 31, 2000	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2001 and 2000	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4 - 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 15

Item 3. Qualitative and Quantitative Disclosures About Market Risk	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue	$205.2	$149.4	$385.4	$288.7

Expenses
Operating, selling, general and administrative expenses	97.2	70.3	183.5	141.8

Depreciation and amortization	4.0	4.3	8.1	8.3

Total expenses	101.2	74.6	191.6	150.1

Operating income	104.0	74.8	193.8	138.6

Non-operating (expense) income, net	(4.1)	—	(7.6)	0.5

Income before provision for income taxes	99.9	74.8	186.2	139.1

Provision for income taxes	44.4	33.1	82.7	61.5

Net income	$55.5	$41.7	$103.5	$77.6

Earnings per share
Basic	$0.35	$0.26	$0.65	$0.48

Diluted	$0.34	$0.26	$0.64	$0.48

Weighted average shares outstanding
Basic	158.0	161.9	158.5	161.5

Diluted	161.2	163.3	161.2	162.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	June 30, 2001	December 31, 2000

Assets

Current Assets
Cash and cash equivalents	$164.4	$119.1

Accounts receivable, net of allowances of $29.8 in 2001 and $24.4 in 2000	117.5	101.0

Other current assets	56.0	57.5

Total Current Assets	337.9	277.6

Property and equipment, net	42.0	43.4

Prepaid pension costs	55.0	53.8

Intangible assets, net	12.4	13.7

Other assets	14.7	9.8

Total Assets	$462.0	$398.3

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$142.1	$135.4

Deferred revenue	145.5	117.7

Total Current Liabilities	287.6	253.1

Notes payable	300.0	300.0

Other liabilities	130.9	127.7

Total Liabilities	718.5	680.8

Contingencies (Note 4)

Shareholders’ Equity
Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $ .01 per share; 400,000,000 shares authorized; 171,451,136 shares issued and outstanding at June 30, 2001 and December 31, 2000	1.7	1.7

Capital surplus	34.7	7.9

Accumulated deficit	(133.9)	(223.2)

Treasury stock, at cost; 13,145,866 and 11,040,266 shares of common stock at June 30, 2001 and December 31, 2000, respectively	(155.7)	(67.0)

Cumulative translation adjustment	(3.3)	(1.9)

Total Shareholders’ Equity	(256.5)	(282.5)

Total Liabilities and Shareholders’ Equity	$462.0	$398.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities
Net income	$103.5	$77.6

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	8.1	8.3

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	(16.8)	(8.0)

Decrease in other current assets	1.3	33.3

Increase in prepaid pension costs	(1.2)	(1.6)

Increase in other assets	(0.1)	(0.2)

Increase (decrease) in accounts payable and accrued liabilities	7.0	(193.7)

Increase in deferred revenue	28.4	17.0

Increase (decrease) in other liabilities	3.3	(2.3)

Net cash provided by (used in) operating activities	133.5	(69.6)

Cash flows from investing activities
Net capital additions	(6.6)	(6.6)

Acquisition and investment in affiliates	(4.1)	(17.8)

Net cash used in investing activities	(10.7)	(24.4)

Cash flows from financing activities
Net proceeds from stock plans	34.6	—

Cost of treasury shares repurchased	(96.5)	—

Payment of dividends	(14.2)	—

Net distributions from Old D&B	—	105.5

Net cash (used in) provided by financing activities	(76.1)	105.5

Effect of exchange rate changes on cash	(1.4)	(0.3)

Increase in cash and cash equivalents	45.3	11.2

Cash and cash equivalents, beginning of the period	119.1	3.4

Cash and cash equivalents, end of the period	$164.4	$14.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

     Moody’s Corporation (“Moody’s” or the “Company”), a global credit rating, research and risk analysis firm, publishes credit opinions, research and ratings on fixed-income securities, issuers of securities and other credit obligations. The Company publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. The Company also publishes investor-oriented credit research including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. Moody’s Risk Management Services develops and distributes credit risk assessment software used by banks and other financial institutions in their portfolio management, commercial lending and other activities. It also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services.

     The Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”) until September 30, 2000 (the “Distribution Date”), when Old D&B separated into two publicly traded companies – Moody’s Corporation and The New D&B Corporation (“New D&B”). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company (the “D&B Business”). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and risk management services (the “Moody’s Business”) and was renamed “Moody’s Corporation”. The method by which Old D&B distributed its shares is hereinafter referred to as the “Distribution”.

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

     Pursuant to the terms of the Distribution Agreement, the Company retained all of the assets and liabilities related to the Moody’s Business and New D&B retained all of the assets and liabilities related to the D&B Business. Prior to the Distribution Date, Old D&B provided certain centralized services to the Company, the cost of which was allocated to the Company. Management believes these allocations were reasonable; however, the costs of these services are not necessarily indicative of the costs that would have been incurred if the Company had performed or provided these services as a separate entity. The condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented.

     These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2000 Annual Report on Form 10-K filed on March 15, 2001. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

2. RECONCILIATION OF SHARES USED IN COMPUTING EARNINGS PER SHARE

     Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,

	(in millions)		(in millions)

	2001	2000	2001	2000

Weighted average number of shares — Basic	158.0	161.9	158.5	161.5

Dilutive effect of shares issuable under stock option, restricted stock and performance share plans	3.2	1.4	2.7	1.3

Weighted average number of shares — Diluted	161.2	163.3	161.2	162.8

     Options to purchase 6.3 million shares of common stock were outstanding at June 30, 2000 but were not included in the computation of diluted earnings per share for the respective three month and six month periods because the options’ exercise prices were greater than the quarter and year-to-date average market price of the Company’s common stock (as adjusted for the Distribution). There were no antidilutive options to purchase shares of common stock for the three month or six month periods ended June 30, 2001.

3. INDEBTEDNESS

     Pursuant to the Distribution Agreement, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

     On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. In March 2001, the Company paid $11.2 million in semi-annual interest.

     The revolving credit facility (the “Facility”), which was undrawn as of June 30, 2001, consists of an $80 million 5-year facility, which expires in September 2005 and an $80 million 364-day facility, which expires in September 2001. Interest on outstanding borrowings is payable monthly at rates of interest that are based on prevailing short-term interest rates at the time of such borrowings. The Company is currently in discussions with the lenders to renew the 364-day facility.

     The Notes and the Facility contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens, and require the Company to maintain certain financial ratios.

4. CONTINGENCIES

     Moody’s is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of Moody’s in connection with such matters will not have a material adverse effect on Moody’s financial position, results of operations or cash flows.

In addition, Moody’s has certain other contingencies discussed below.

Information Resources, Inc.

     On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as “The Dun & Bradstreet Corporation” and, as discussed below, now known as “R.H. Donnelley Corporation"(“Donnelley”), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

     The complaint alleges various violations of United States antitrust laws, including purported violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

     IRI’s complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages of an unspecified amount.

     In November 1996, Donnelley completed a distribution to its shareholders (the “1996 Distribution”) of the capital stock of ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”). On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”) pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the “ACN Maximum Amount”), and that Donnelley and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On February 19, 2001, ACNielsen announced that it had merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount, and VNU must assume ACNielsen’s liabilities under that agreement.

     In June 1998, Donnelley completed a distribution to its shareholders (the “1998 Distribution”) of the capital stock of Old D&B and changed its name to R.H. Donnelley Corporation. In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B has assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

     During 1998, Cognizant separated into two companies, IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

     Under the terms of the Distribution Agreement, as a condition to the Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of New D&B and Moody’s will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 1998 Distribution Agreement, including legal fees or expenses related thereto.

     Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect Moody’s results of operations, cash flows or financial position. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

Tax Matters

     Pursuant to the Distribution Agreement, New D&B and Moody’s have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

     Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, Moody’s management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect Moody’s results of operations, cash flows or financial position.

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

     On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, New D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Moody’s had previously accrued its anticipated share of the probable liability arising from the utilization of these capital losses.

L'Association Francaise des Porteurs d' Emprunts Russes

     On June 20, 2001, a summons was served in an action brought by L'Association Francaise des Porteurs d' Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of 17.85 billion francs (approximately $2.34 billion) plus legal costs. Moody’s believes that the allegations lack legal or factual merit and intends to vigorously contest the action.

5. COMPREHENSIVE INCOME

     Total comprehensive income was as follows:

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	(in millions)		(in millions)

	2001	2000	2001	2000

Net income	$55.5	$41.7	$103.5	$77.6

Other comprehensive loss – foreign currency translation adjustment	—	(0.3)	(1.4)	(0.8)

Total comprehensive income	$55.5	$41.4	$102.1	$76.8

6. SEGMENT INFORMATION

     The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates primarily in one reportable business segment —ratings, which accounts for approximately 90% of the Company’s total revenues. Revenue related to research products and the risk management services business have been aggregated as “Other” for reporting purposes. Given the dominance of the ratings segment to Moody’s overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for the Company as a whole. In addition, assets are not allocated on a segment basis but are considered on a total company basis only.

     The ratings segment is comprised of four major rating groups, each of which has similar economic and financial characteristics. They are corporate finance ratings, structured finance ratings, financial institutions and sovereign ratings and public finance ratings.

     Revenue included in “Other” consists of research products revenue, generated from the sale of investor-oriented credit research, and risk management services revenue, generated from the sale of credit risk assessment software and related products and services.

     There are no intersegment sales and no single customer accounted for 10% or more of total revenue.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	(in millions)		(in millions)

	2001	2000	2001	2000

Revenue:

Ratings:

Structured finance ratings	$68.3	$51.0	$127.4	$91.5

Corporate finance ratings	62.6	38.2	117.1	82.8

Financial institutions and sovereign ratings	32.9	28.2	64.3	55.6

Public finance ratings	17.8	12.2	30.8	21.6

Total ratings revenue	181.6	129.6	339.6	251.5

Other	23.6	19.8	45.8	37.2

Total revenue	205.2	149.4	385.4	288.7

Total expenses	101.2	74.6	191.6	150.1

Operating Income	104.0	74.8	193.8	138.6

Non-operating (expense) income, net	(4.1)	—	(7.6)	0.5

Income before provision for income taxes	$99.9	$74.8	$186.2	$139.1

Revenue by geographic area:

United States	$146.1	$103.7	$278.0	$203.5

International	59.1	45.7	107.4	85.2

Total revenue	$205.2	$149.4	$385.4	$288.7

7. SUBSEQUENT EVENTS

     On July 23, 2001, the Board of Directors approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on September 10, 2001 to shareholders of record at the close of business on August 20, 2001.

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangle assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present does not expect the adoption SFAS No. 141 and SFAS No. 142 to have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company

     Except where otherwise indicated, the terms “Moody’s” or “the Company” refer to Moody’s Corporation and its wholly owned subsidiaries. The Company is a leading global credit rating, research and risk analysis firm in terms of market position, revenue, income and a number of other relevant statistical standards. The Company publishes rating opinions on a broad range of credit obligations. These include various corporate and governmental obligations, structured finance securities and commercial paper programs, issued in domestic and international markets. Moody’s also assigns ratings to issuers of securities, insurance company obligations, bank loans, derivative products, bank deposits and other bank debt and managed funds.

     Closely integrated with its ratings services, Moody’s provides research services that are utilized by institutional investors and other credit professionals. Organized according to industry and market segment, these research services cover investment grade and speculative grade corporate bonds, the global banking sector, municipal bonds, and mortgage- and asset-backed securities, in cross-border and domestic markets worldwide.

     Moody’s Risk Management Services, Inc., a wholly owned subsidiary of Moody’s (“Moody’s Risk Management Services”), develops and distributes credit risk assessment software used by banks and other financial institutions in their portfolio management, commercial lending and other activities. Moody’s Risk Management Services also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services.

Factors Affecting Comparability

     On September 30, 2000 (the “Distribution Date”), The Dun & Bradstreet Corporation (“Old D&B”) separated into two independent, publicly traded companies – Moody’s Corporation and The New D&B Corporation (“New D&B”). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company (“the D&B Business”). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and risk management services (“the Moody’s Business”) and was renamed “Moody’s Corporation”. Old D&B’s common stock became Moody’s common stock, and shares of common stock of Old D&B represent a continuing interest in the Moody’s Business. The financial statements of Moody’s have been restated to reflect the recapitalization described above.

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

     Pursuant to the terms of the Distribution Agreement, the Company retained all of the assets and liabilities related to the Moody’s Business and New D&B retained all of the assets and liabilities related to the D&B Business. Prior to the Distribution Date, Old D&B provided certain centralized services to the Company, the cost of which was allocated to the Company. Management believes these allocations were reasonable; however, the costs of these services are not necessarily indicative of the costs that would have been incurred if the Company had performed or provided these services as a separate entity. The condensed consolidated financial statements reflect the financial position, results of operations, and cash flows of the Company as if it were a separate entity for all periods presented.

Operating Segments

     Moody’s operates primarily in one reportable business segment: ratings, which accounts for approximately 90% of the Company’s total revenue. The ratings segment is composed of four ratings groups: corporate finance, structured finance, financial institutions and sovereigns, and public finance. Given the dominance of the ratings segment to Moody’s overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for Moody’s as a whole. Moody’s also reports revenue separately for two geographic areas: U.S. and international.

Results of Operations
Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

     Revenue for the second quarter of 2001 was $205.2 million, an increase of $55.8 million or 37.3% from $149.4 million for the second quarter of the previous year. The revenue growth reflected an increase in ratings revenue, primarily due to robust debt issuance in the U.S. capital markets coupled with strong gains in European ratings. Strong second quarter growth was also achieved in research revenue, due to demand for products delivered via the Internet and increased international sales.

     Ratings revenue was $181.6 million in the second quarter of 2001, up 40.1% from $129.6 million in the second quarter of 2000. The increased revenue was driven primarily by strong growth in U.S. corporate and public finance issuance, principally as a result of declining interest rates; significant growth in structured finance issuance in the U.S. and Europe, and increased European corporate issuance.

     Structured finance ratings revenue was $68.3 million for the second quarter of 2001, an increase of $17.3 million or 33.9% from $51.0 million in the second quarter of 2000. The increase was due to strong growth in the U.S. and Europe across several market sectors including credit derivatives, asset backed and residential mortgage-backed securities.

     Revenue from corporate ratings was $62.6 million in the second quarter of 2001, up $24.4 million or 63.9% from $38.2 million in the second quarter of 2000. Lower interest rates and narrower yield spreads resulted in strong growth in U.S. issuance in both investment grade and high yield bonds. European corporate bond issuance also displayed strong growth over the second quarter of 2000.

     Revenue from financial institution and sovereign ratings was $32.9 million for the second quarter of 2001, an increase of $4.7 million or 16.7% from $28.2 million for the same period of 2000. Lower interest rates in the U.S. drove increased investment grade issuance for banks and other financial institutions.

     Public finance ratings revenue increased 45.9% to $17.8 million for the second quarter of 2001, from $12.2 million for the 2000 second quarter. This growth was principally the result of a 38% increase in issuance in the U.S. municipal bond market in the second quarter of 2001, compared with the same period of 2000.

     Other revenue increased 19.2% to $23.6 million for the second quarter of 2001, reflecting 20.1% growth in research revenue due to strong demand for products delivered via the Internet. In addition, Moody’s Risk Management Services had 18.9% revenue growth over the second quarter of 2000, reflecting increased sales of risk analytics products and higher software maintenance revenue.

     Revenue in the United States was $146.1 million for the second quarter of 2001, an increase of $42.4 million or 40.9% from $103.7 million in the second quarter of 2000.

     This increase reflected higher ratings revenue, principally due to increased issuance volumes in several market sectors, including corporate and municipal bonds, residential mortgage-backed securities and asset-backed securities. The number of investment grade corporate issues was up 44% for the second quarter while the number of high yield issues increased eightfold compared to the same period in 2000.

     Moody’s international revenue was $59.1 million in the second quarter of 2001, an increase of 29.3% over $45.7 million in the same period of 2000. Higher corporate finance and structured finance ratings revenue in Europe drove the strong growth. International research revenue increased 20% over the second quarter of 2000, reflecting strong demand for Moody’s products delivered via the Internet.

     Operating, selling, general and administrative expenses were $97.2 million in the second quarter of 2001, an increase of $26.9 million, or 38.3% over the second quarter of 2000. This increase principally reflects higher compensation and benefits costs due to increased staffing, particularly in Europe and in the structured finance business, higher incentive compensation costs due to record second quarter results, and one time costs related to the April 2001 settlement with the Department of Justice. Depreciation and amortization was $4.0 million in the second quarter of 2001 versus $4.3 million in the second quarter of 2000.

     Moody’s operating income of $104.0 million for the second quarter of 2001 was up 39.0% from $74.8 million in the same period of 2000.

     Non-operating expense was $4.1 million for the second quarter of 2001 compared to a nominal amount of non-operating expense for the same period of 2000. The 2001 expense principally reflected interest expense related to Moody’s private debt placement, which was completed in the fourth quarter of 2000, net of interest income on invested cash.

     Moody’s effective tax rate was 44.4% in the second quarter of 2001 compared to 44.3% in the second quarter of 2000, reflecting a higher international net effective tax rate.

     As a result of the foregoing, Moody’s reported net income of $55.5 million for the second quarter of 2001, an increase of 33.1% over $41.7 million for the same period of 2000. Earnings per share for the second quarter of 2001 were $0.35 basic and $0.34 diluted, compared with $0.26 basic and diluted for the second quarter of 2000. On a pro forma basis, including interest expense on the private placement debt (and excluding any interest income) for both periods, second quarter diluted earnings per share would have been $0.34 for 2001 compared with $0.24 for 2000, a gain of 41.7%.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

     Revenue for the first half of 2001 was $385.4 million, an increase of $96.7 million or 33.5% from $288.7 million for the first half of the previous year. The revenue growth reflected an increase in ratings revenue, primarily due to robust debt issuance in the U.S. capital markets coupled with strong gains in European structured finance ratings. Strong first half growth was achieved in research revenue, due to demand for products delivered via the Internet and increased international sales.

     Ratings revenue was $339.6 million in the first six months of 2001, up 35.0% from $251.5 million in the first half of 2000. The increase was primarily driven by strong growth in U.S. corporate and public finance issuance, principally as a result of declining interest rates and significant growth in structured finance issuance in the U.S. and Europe.

     Structured finance ratings revenue was $127.4 million for the first half of 2001, an increase of $35.9 million or 39.2% from $91.5 million in the first half of 2000. The increase was due to strong growth in the U.S. and Europe across several market sectors including credit derivatives, asset backed and residential mortgage-backed securities.

     Revenue from corporate ratings was $117.1 million in the first half of 2001, up $34.3 million or 41.4% from $82.8 million in the first six months of 2000. Lower interest rates resulted in strong issuance growth in both investment grade and high yield bonds in the U.S. In addition, Moody’s revenue benefited from its new rating assessment service introduced in the second half of 2000.

     Revenue from financial institution and sovereign ratings was $64.3 million for the first six months of 2001, an increase of $8.7 million or 15.6% from $55.6 million for the same period of 2000. Lower interest rates in the U.S. drove increased investment grade issuance by banks and other financial institutions.

     Public finance ratings revenue increased 42.6% to $30.8 million for the first half of 2001, from $21.6 million for the 2000 first half. This growth was principally the result of a 39% increase in issuance in the U.S. municipal bond market in the first six months of 2001, compared with the same period of 2000.

     Other revenue increased 23.1% to $45.8 million for the first half of 2001, reflecting 20.3% growth in research revenue due to strong demand for products delivered via the Internet. In addition, Moody’s Risk Management Services achieved 34.9% revenue growth over the first half of 2000, reflecting increased sales of risk analytic products and higher software maintenance revenue.

     Revenue in the United States was $278.0 million for the first half of 2001, an increase of $74.5 million or 36.6% from $203.5 million in the first six months of 2000. This increase reflected higher ratings revenue, principally due to higher issuance volumes in several market sectors, including corporate and municipal bonds, residential mortgage-backed securities and collateralized bond obligations. The number of investment grade corporate issues was up more than 49% for the first half of 2001 while high yield issues more than tripled compared to the same period in 2000. Issuance in the U.S. asset-backed sector grew 25% during the first six months of 2001 versus the first half of 2000.

     Moody’s international revenue was $107.4 million in the first half of 2001, an increase of 26.1% over $85.2 million in the same period of 2000. The strong growth was principally driven by higher structured finance ratings revenue in Europe. International research revenue increased 22% over the first half of 2000, reflecting strong demand for Moody’s products delivered via the Internet.

     Operating, selling, general and administrative expenses were $183.5 million for the six months ended June 30, 2001, an increase of $41.7 million, or 29.4% over the same period of 2000. This increase principally reflects higher compensation and related costs due to increased staffing and business expansion, higher incentive compensation costs due to the strong first half results, and one time costs related to the April 2001 settlement with the Department of Justice. Depreciation and amortization was $8.1 million for the first six months of 2001 versus $8.3 million for the same period of 2000.

     Moody’s operating income of $193.8 million for the six months ended June 30, 2001 was up 39.8% from $138.6 million in the same period of 2000.

     Non-operating expense was $7.6 million for the six months ended June 30, 2001 compared with $0.5 million of non-operating income for the same period of 2000. The 2001 expense principally reflected interest expense related to Moody’s private debt placement, which was completed in the fourth quarter of 2000, net of interest income on invested cash.

     Moody’s effective tax rate was 44.4% for the six months ended June 30, 2001 compared to 44.2% for the same period in 2000, reflecting a higher international net effective tax rate.

     Net income was $103.5 million for the first six months of 2001 compared with $77.6 million in 2000. Earnings per share for the first half of 2001 were $0.65 basic and $0.64 diluted, compared with $0.48 basic and diluted for the first half of 2000. On a pro forma basis, including interest expense on the private placement debt (and excluding any interest income) for both periods, first half diluted earnings per share would have been $0.63 for 2001 compared with $0.44 for 2000, a gain of 43.2%.

Liquidity and Capital Resources

     Net cash provided by operating activities was $133.5 million for the six months ended June 30, 2001 compared to net cash used by operating activities of $69.6 million for the same period of 2000. The 2000 figure includes a payment in May 2000 of approximately $175.0 million, representing the Company’s 50% share, in connection with an amended tax return filed by Old D&B. The first half 2001 cash provided from operating activities reflects an increase in net income of $25.9 million versus the same period of the prior year. In addition, increased billings in the 2001 first half resulted in greater increases in accounts receivable and deferred revenue than in the prior year period.

     Net cash used in investing activities was $10.7 million for the six months ended June 30, 2001 compared with $24.4 million for the same period of 2000. The 2000 amount included a $17.4 million expenditure for the acquisition of a financial software company, and the 2001 amount included expenditures of $4.1 million for equity investments in credit rating agencies.

     Net cash used in financing activities was $76.1 million for the six months ended June 30, 2001 and consisted primarily of $96.5 million of share repurchases under the Company’s share repurchase program and $14.2 million of dividends paid, offset in part by proceeds and related tax benefits from employee benefit arrangements of $34.6 million. For the six months ended June 30, 2000, $105.5 million was provided by financing activities, representing distributions from Old D&B.

     Pursuant to the Distribution Agreement, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000 the Company issued $300 million of notes in a private placement. The private placement notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. The cash proceeds from the private placement were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit.

     The revolving credit facility, which was undrawn as of June 30, 2001, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest on borrowings under the facility is payable monthly, at rates of interest that are based on prevailing short-term interest rates at the time of such borrowings.

     A share repurchase program of up to $250 million was approved by the Board of Directors in October 2000, which includes both special share repurchases and systematic repurchases of common stock to offset the dilutive effect of share issuances under Moody’s employee benefit arrangements. On April 23, 2001, the Board of Directors increased the authorization under the existing share repurchase program by an additional $50 million. No share repurchases were made in the second quarter of 2001. On a year to date basis, 3.5 million shares at a cost of $96.5 million have been purchased during 2001.

     On July 23, 2001, the Board of Directors approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on September 10, 2001 to shareholders of record at the close of business on August 20, 2001.

     Moody’s existing balances of cash, cash generated from ongoing operations and debt capacity are expected to be sufficient to fund Moody’s operating needs, service debt and pay dividends, over the next year.

Contingencies

     Moody’s is involved in legal proceedings of a nature considered normal to its business. In the opinion of management, although the outcome of such legal proceedings cannot be predicted with certainty, the ultimate liability of Moody’s in connection with such legal proceedings will not have a material effect on Moody’s results of operations, cash flows or financial position.

     In addition, Moody’s has certain other contingencies discussed below.

Tax Matters

     Pursuant to the Distribution Agreement, New D&B and Moody’s have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

     Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, principally through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, Moody’s management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect Moody’s results of operations, cash flows or financial position.

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

     On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflects $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000. IMS Health has informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, New D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Moody’s had previously accrued its anticipated share of the probable liability arising from the utilization of these capital losses.

Information Resources, Inc.

     On July 29, 1996, IRI filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Donnelley, ACNielsen and IMS Health. At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

     The complaint alleges various violations of United States antitrust laws, including purported violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

     IRI’s complaint alleges damages in excess of $350 million, which amount IRI has asked to be trebled under antitrust laws. IRI also seeks punitive damages in an unspecified amount.

     Under the terms of the 1998 Distribution Agreement, as a condition to the Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities relating to the IRI action. However, under the Distribution Agreement, as between themselves, each of New D&B and Moody’s has agreed to be responsible for 50% of any payments to be made in respect of the IRI action pursuant to the 1998 Distribution Agreement or otherwise, including any legal fees or expenses related thereto.

     Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of such matter could materially affect Moody’s results of operations, cash flows or financial position. See Note 4 to the condensed consolidated financial statements, Contingencies, for additional information.

L'Association Francaise des Porteurs d' Emprunts Russes

     On June 20, 2001, a summons was served in an action brought by L'Association Francaise des Porteurs d' Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of 17.85 billion francs (approximately $2.34 billion) plus legal costs. Moody’s believes that the allegations lack legal or factual merit and intends to vigorously contest the action.

Forward-Looking Statements

     This Form 10-Q contains information about future expectations, plans and prospects for the Company’s business and operations that constitute forward-looking statements. The forward-looking statements and other information are made as of the date of this Form 10-Q, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, customer reaction to, and the exercise by various governmental authorities of their discretionary authority in respect of, the Company’s guilty plea on April 10, 2001, and the conduct underlying it; changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to nationally recognized statistical rating organizations; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the uncertainty regarding market acceptance and revenue generating opportunities for web-based research products; and other factors as discussed in The New D&B Corporation Form 10 (Amendment No. 2) filed on September 11, 2000 with the Securities and Exchange Commission and in other filings made by the Company from time to time with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     Moody’s maintains operations in 14 countries outside of the United States, and approximately 20% of its expenses for the three months and six months ended June 30, 2001 were incurred in currencies other than the U.S. dollar. Over 90% of Moody’s revenues for the six months and three months ended June 30, 2001 were billed and collected in U.S. dollars. As such, the Company is exposed to market risk from changes in foreign exchange rates.

     As of June 30, 2001, approximately 11% of Moody’s assets were located outside the U.S. Of Moody’s aggregate cash and cash equivalents of $164.4 million at June 30, 2001, approximately $28.2 million was located outside the United States (with $21.1 million denominated in British sterling and located in the United Kingdom), making the Company susceptible to fluctuations in foreign exchange rates. Changes in the value of these currencies relative to the U.S. dollar are charged or credited to the cumulative translation adjustment in shareholders’ equity.

     The Company’s policy permits investments in time deposits, commercial paper and money market funds. Market risk associated with these investments is considered insignificant.

     The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, the Company continues to assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Moody's is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of such matters cannot be predicted with certainty, in the opinion of management, the ultimate liability of Moody's in connection with such matters will not have a material adverse effect on Moody's financial position, results of operations or cash flows.

     In addition, information relating to certain other legal proceedings is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations — Contingencies in Part I, Item 2 of this Form 10-Q. For additional information regarding the IRI matter, reference is made to Part I, Item 3 of Moody’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

(b) Reports on Form 8-K

       Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: August 14, 2001	By: /s/ JEANNE M. DERING

Jeanne M. Dering Senior Vice President and Chief Financial Officer

Date: August 14, 2001	By: /s/ CHARLES R. BRUSCHI

Charles R. Bruschi Vice President and Corporate Controller