Form 10-Q
period 2001-09-30
MOODYS CORP /DE/
filed 2001-11-14
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

          1-14037
 Commission file number

       MOODY’S CORPORATION
 (Exact name of registrant as specified in its charter)

DELAWARE	13-3998945

(State of Incorporation)	(I.R.S. Employer Identification No.)

99 CHURCH STREET, NEW YORK, N.Y.	10007

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (212) 553-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding

at September 30, 2001

Common Stock,

Par value $0.01 per share	156.0 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2001 and 2000	1

Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2001 and December 31, 2000	2

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2001 and 2000	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4 - 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 6. Exhibits and Reports on Form 8-K	17 - 18

SIGNATURES	18

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue	$190.4	$152.5	$575.8	$441.2

Expenses

Operating, selling, general and administrative expenses	92.3	75.1	275.8	216.9

Depreciation and amortization	4.4	4.5	12.5	12.8

Total expenses	96.7	79.6	288.3	229.7

Operating income	93.7	72.9	287.5	211.5

Non-operating (expense) income, net	(3.9)	(0.4)	(11.5)	0.1

Income before provision for income taxes	89.8	72.5	276.0	211.6

Provision for income taxes	39.9	32.0	122.6	93.5

Net income	$49.9	$40.5	$153.4	$118.1

Earnings per share

Basic	$0.32	$0.25	$0.97	$0.73

Diluted	$0.31	$0.25	$0.95	$0.72

Weighted average shares outstanding

Basic	158.2	162.2	158.4	161.8

Diluted	161.5	163.9	161.1	163.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	September 30, 2001	December 31, 2000
Assets

Current Assets

Cash and cash equivalents	$174.7	$119.1

Accounts receivable, net of allowances of $33.3 in 2001 and $24.4 in 2000, respectively	112.4	101.0

Other current assets	59.1	57.5

Total Current Assets	346.2	277.6

Property and equipment, net	42.7	43.4

Prepaid pension costs	55.6	53.8

Intangible assets, net	11.7	13.7

Other assets	17.3	9.8

Total Assets	$473.5	$398.3

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$203.4	$135.4

Deferred revenue	135.6	117.7

Total Current Liabilities	339.0	253.1

Notes payable	300.0	300.0

Other liabilities	130.1	127.7

Total Liabilities	769.1	680.8

Contingencies (Note 4)

Shareholders’ Equity

Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $ .01 per share; 400,000,000 shares authorized; 171,451,136 shares issued and outstanding at September 30, 2001 and December 31, 2000	1.7	1.7

Capital surplus	24.9	7.9

Accumulated deficit	(91.1)	(223.2)

Treasury stock, at cost; 15,404,648 and 11,040,266 shares of common stock at September 30, 2001 and December 31, 2000, respectively	(228.7)	(67.0)

Cumulative translation adjustment	(2.4)	(1.9)

Total Shareholders’ Equity	(295.6)	(282.5)

Total Liabilities and Shareholders’ Equity	$473.5	$398.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities

Net income	$153.4	$118.1

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	12.5	12.8

Changes in assets and liabilities:

Accounts receivable	(11.4)	(1.4)

Other current assets	(1.6)	25.5

Prepaid pension costs	(1.8)	(0.1)

Other assets	(1.2)	—

Accounts payable and accrued liabilities	68.0	(163.4)

Deferred revenue	18.1	10.9

Other liabilities	2.3	5.2

Net cash provided by operating activities	238.3	7.6

Cash flows from investing activities

Net capital additions	(10.8)	(10.2)

Acquisition and investments in affiliates	(5.4)	(17.8)

Other	—	(0.8)

Net cash used in investing activities	(16.2)	(28.8)

Cash flows from financing activities

Proceeds from notes payable	—	195.5

Net proceeds from stock plans	50.6	—

Cost of treasury shares repurchased	(195.3)	—

Payment of dividends	(21.3)	—

Net distributions to Old D&B	—	(154.5)

Net cash (used in) provided by financing activities	(166.0)	41.0

Effect of exchange rate changes on cash	(0.5)	(0.6)

Increase in cash and cash equivalents	55.6	19.2

Cash and cash equivalents, beginning of the period	119.1	3.4

Cash and cash equivalents, end of the period	$174.7	$22.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

         Moody’s Corporation (“Moody’s” or the “Company”), a global credit rating, research and risk analysis firm, publishes credit opinions, research and ratings on fixed-income securities, issuers of securities and other credit obligations. The Company publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. The Company also publishes investor-oriented credit research including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. Moody’s Risk Management Services, Inc., a wholly owned subsidiary of Moody’s develops and distributes credit risk assessment software and quantitative models used by banks and other financial institutions in their portfolio management, commercial lending and other activities. Moody’s Risk Management Services also provides credit education materials, seminars, computer-based lending simulations and other products and services.

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

2. RECONCILIATION OF SHARES USED IN COMPUTING EARNINGS PER SHARE

         Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	THREE		NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	(in millions)		(in millions)
	2001	2000	2001	2000

Weighted average number of shares — Basic	158.2	162.2	158.4	161.8

Dilutive effect of shares issuable under stock option, restricted stock and performance share plans	3.3	1.7	2.7	1.3

Weighted average number of shares — Diluted	161.5	163.9	161.1	163.1

         Options to purchase 2.7 million shares of common stock were outstanding at September 30, 2000 but were not included in the computation of diluted earnings per share for the respective three month and nine month periods because the options’ exercise prices were greater than the quarter and year-to-date average market price of the Company’s common stock (as adjusted for the Distribution). There were no antidilutive options to purchase shares of common stock for the three month or nine month periods ended September 30, 2001.

3. INDEBTEDNESS

         Pursuant to the Distribution Agreement, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

         On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. In March and October 2001, the Company paid $11.2 million and $11.4 million, respectively in semi-annual interest.

         The revolving credit facility (the “Facility”), which was undrawn as of September 30, 2001, consists of an $80 million 5-year facility, which expires in September 2005 and an $80 million 364-day facility, which expires in September 2002. Interest on outstanding borrowings is payable monthly at rates of interest that are based on prevailing short-term interest rates at the time of such borrowings. The company renewed its 364-day facility in September 2001.

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

Information Resources, Inc.

         On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as “The Dun & Bradstreet Corporation” and, as discussed below, now known as “R.H. Donnelley Corporation” (“Donnelley”), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

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

L’Association Francaise des Porteurs d’ Emprunts Russes

         On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of 17.85 billion francs (approximately $2.43 billion) plus legal costs. Moody’s believes that the allegations lack legal or factual merit and intends to vigorously contest the action.

5. COMPREHENSIVE INCOME

         Total comprehensive income was as follows:

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	(in millions)		(in millions)
	2001	2000	2001	2000

Net income	$49.9	$40.5	$153.4	$118.1

Other comprehensive income (loss) – foreign currency translation adjustment	0.9	(0.8)	(0.5)	(1.6)

Total comprehensive income	$50.8	$39.7	$152.9	$116.5

6. SEGMENT INFORMATION

         The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates primarily in one reportable business segment — ratings, which accounts for approximately 90% of the Company’s total revenues. Revenue related to research products and the risk management services business have been aggregated as “Other” for reporting purposes. Given the dominance of the ratings segment to Moody’s overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for the Company as a whole. In addition, assets are not allocated on a segment basis but are considered on a total company basis only.

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

         There are no intersegment sales and no single customer accounted for 10% or more of total revenue.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	(in millions)		(in millions)
	2001	2000	2001	2000

Revenue:

Ratings:

Structured finance ratings	$67.0	$48.1	$194.4	$139.6

Corporate finance ratings	52.1	43.0	169.2	125.8

Financial institutions and sovereign ratings	30.4	28.2	94.7	83.8

Public finance ratings	15.4	11.9	46.2	33.5

Total ratings revenue	164.9	131.2	504.5	382.7

Other	25.5	21.3	71.3	58.5

Total revenue	190.4	152.5	575.8	441.2

Total expenses	96.7	79.6	288.3	229.7

Operating Income	93.7	72.9	287.5	211.5

Non-operating (expense) income, net	(3.9)	(0.4)	(11.5)	0.1

Income before provision for income taxes	$89.8	$72.5	$276.0	$211.6

Revenue by geographic area:

United States	$134.5	$108.0	$412.5	$311.5

International	55.9	44.5	163.3	129.7

Total revenue	$190.4	$152.5	$575.8	$441.2

7. SEPTEMBER 11, 2001 WORLD TRADE CENTER TERRORIST ATTACK

         As a result of the September 11, 2001, terrorist attacks on the World Trade Center, the Company was displaced from its New York City headquarters building. Key business activities and support functions were quickly relocated to the Company’s back-up facilities in Jersey City, New Jersey, and to various other temporary sites in the New York metropolitan area. The Company plans to fully reoccupy its New York headquarters by year-end.

         It is anticipated that losses incurred as a result of this disaster, including property damage and incremental costs, will largely be covered under the Company’s property and business interruption insurance policy. The impact on Moody’s financial statements is not expected to be material.

         An increase in the Company’s accounts receivable allowance account resulted from an inability to process billing adjustments, due to being displaced from its headquarters building following the attack on the World Trade Center. This increase is not indicative of a change in the underlying collectibility of accounts receivable and had no effect on the net accounts receivable balance at September 30, 2001.

8. SUBSEQUENT EVENTS

         On October 11, 2001, the Board of Directors increased the authorization under the existing $300 million share repurchase program by an additional $300 million, covering both special share repurchases and systematic repurchases of common stock to offset the dilutive effect of issuance under the company’s employee benefit arrangements. The Company anticipates that the additional share repurchase program will be completed by mid 2003.

         On October 22, 2001, the Board of Directors approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on December 10, 2001 to shareholders of record at the close of business on November 20, 2001.

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on the Company’s financial statements.

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

         Moody’s Risk Management Services, Inc., a wholly owned subsidiary of Moody’s develops and distributes credit risk assessment software and quantitative models used by banks and other financial institutions in their portfolio management, commercial lending and other activities. Moody’s Risk Management Services also provides credit education materials, seminars, computer-based lending simulations and other products and services.

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

Results of Operations
Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

         Revenue for the third quarter of 2001 was $190.4 million, an increase of $37.9 million or 24.9% from $152.5 million for the third quarter of the previous year. The revenue growth reflected an increase in global ratings revenue, primarily due to robust debt issuance in the U.S. capital markets coupled with strong gains in European ratings. Strong third quarter growth was achieved in research revenue, due to demand for products delivered via the Internet and increased international sales.

         Ratings revenue was $164.9 million in the third quarter of 2001, up 25.7% from $131.2 million in the third quarter of 2000. The increased revenue was driven primarily by strong growth in U.S. and European structured finance, and in U. S. corporate and public finance issuance, principally as a result of declining interest rates.

         Structured finance ratings revenue was $67.0 million for the third quarter of 2001, an increase of $18.9 million or 39.3% from $48.1 million in the third quarter of 2000. The increase was due to strong growth in the U.S. and Europe across several market sectors including asset backed and mortgage-backed securities.

         Revenue from corporate ratings was $52.1 million in the third quarter of 2001, up $9.1 million or 21.2% from $43.0 million in the third quarter of 2000. Lower interest rates and narrower yield spreads in the early part of the quarter resulted in strong issuance growth in investment grade bonds in the U.S. European corporate bond issuance also displayed strong growth over the third quarter of 2000.

         Revenue from financial institution and sovereign ratings was $30.4 million for the third quarter of 2001, an increase of $2.2 million or 7.8% from $28.2 million for the same period of 2000. Revenue growth reflected growth in relationship fees and relatively flat issuance activity versus the same period in 2000.

         Public finance ratings revenue increased 29.4% to $15.4 million for the third quarter of 2001, from $11.9 million for the 2000 third quarter. This growth principally reflected approximately 20% growth in issuance in the U.S. municipal bond market in the third quarter of 2001, compared with the same period of 2000.

         Other revenue increased 19.7% to $25.5 million for the third quarter of 2001, reflecting 17.1% growth in research revenue due to strong demand for products delivered via the Internet. In addition, Moody’s Risk Management Services had 26.2% revenue growth over the third quarter of 2000, primarily due to increased software sales.

         Revenue in the United States was $134.5 million for the third quarter of 2001, an increase of $26.5 million or 24.5% from $108.0 million in the third quarter of 2000. This increase reflected higher ratings revenue, principally due to increased issuance volumes in several market sectors, including corporate and municipal bonds, commercial and residential mortgage-backed securities and asset-backed securities. The number of investment grade corporate issues was up 27% for the third quarter more than offsetting an 8% decline in high yield issues compared to the same period in 2000. Mortgage related issuance was up approximately 80% over the same period in 2000.

         Moody’s international revenue was $55.9 million in the third quarter of 2001, an increase of 25.6% over $44.5 million in the same period of 2000. European structured finance ratings revenue more than doubled when compared to the same period of 2000. International research revenue increased 24.0% over the third quarter of 2000, primarily due to new customer sales and sales of additional products to existing customers.

         Operating, selling, general and administrative expenses were $92.3 million in the third quarter of 2001, an increase of $17.2 million, or 22.9% over the third quarter of 2000. This increase principally reflected higher compensation and benefits costs due to increased staffing, particularly in Europe and in the structured finance business and higher incentive compensation costs due to the Company’s very strong third quarter results. Depreciation and amortization was $4.4 million in the third quarter of 2001 versus $4.5 million in the third quarter of 2000.

         Moody’s operating income of $93.7 million for the third quarter of 2001 was up 28.5% from $72.9 million in the same period of 2000.

         Non-operating expense was $3.9 million for the third quarter of 2001 compared to $0.4 million non-operating expense for the same period of 2000. The 2001 expense principally reflected interest expense related to Moody’s private debt placement, which was completed in the fourth quarter of 2000, net of interest income on invested cash.

         Moody’s effective tax rate was 44.4% in the third quarter of 2001 compared to 44.1% in the third quarter of 2000, reflecting a higher international net effective tax rate.

         As a result of the foregoing, Moody’s reported net income of $49.9 million for the third quarter of 2001, an increase of 23.2% over $40.5 million for the same period of 2000. Earnings per share for the third quarter of 2001 were $0.32 basic and $0.31 diluted, compared with $0.25 basic and diluted for the third quarter of 2000. On a pro forma basis, including interest expense on the private placement debt (and excluding any interest income) for both periods, third quarter diluted earnings per share would have been $0.30 for 2001 compared with $0.23 for 2000, a gain of 30.4%.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

         Revenue for the first nine months of 2001 was $575.8 million, an increase of $134.6 million or 30.5% from $441.2 million for the same period of the previous year. The revenue growth reflected an increase in global ratings revenue, primarily due to robust debt issuance in the U.S. capital markets coupled with strong gains in European structured finance ratings and corporate ratings. Double-digit growth was achieved in the first nine months of 2001 in research revenue due to strong demand for products delivered via the Internet and increased international sales.

         Ratings revenue was $504.5 million in the first nine months of 2001, up 31.8% from $382.7 million in the same period of 2000. The increase was primarily driven by strong growth in U.S. corporate and public finance issuance, principally as a result of declining interest rates and significant growth in structured finance issuance in the U.S. and Europe.

         Structured finance ratings revenue was $194.4 million for the first nine months of 2001, an increase of $54.8 million or 39.3% from $139.6 million in the first nine months of 2000. The increase was due to strong growth in the U.S. and Europe across several market sectors including credit derivatives, asset backed and both commercial and residential mortgage-backed securities.

         Revenue from corporate ratings was $169.2 million in the first nine months of 2001, up $43.4 million or 34.5% from $125.8 million in the first nine months of 2000. Lower interest rates resulted in strong issuance growth in both investment grade and high yield bonds in the U.S. In addition, Moody’s revenue benefited from its new rating assessment service introduced in the second half of 2000 and new surveillance fees instituted in 2001.

         Revenue from financial institution and sovereign ratings was $94.7 million for the first nine months of 2001, an increase of $10.9 million or 13.0% from $83.8 million for the same period of 2000. Lower interest rates in the U.S. drove increased investment grade issuance by banks and other financial institutions.

         Public finance ratings revenue increased 37.9% to $46.2 million for the first nine months of 2001, from $33.5 million for the same period in 2000. This growth was principally the result of a 34% increase in issuance in the U.S. municipal bond market in the first nine months of 2001, compared with the same period of 2000.

         Other revenue increased 21.9% to $71.3 million for the first nine months of 2001, reflecting 18.7% growth in research revenue due to strong demand for products delivered via the Internet. In addition, Moody’s Risk Management Services achieved 31.3% revenue growth over the first nine months of 2000.

         Revenue in the United States was $412.5 million for the first nine months of 2001, an increase of $101.0 million or 32.4% from $311.5 million in the first nine months of 2000. This increase reflected higher ratings revenue, principally due to higher issuance volumes in several market sectors, including corporate and municipal bonds, mortgage-backed securities and collateralized bond obligations. The number of investment grade corporate issues was up more than 41% for the first nine months of 2001 while high yield issues more than doubled compared to the same period in 2000. Issuance in the U.S. asset-backed sector grew 39% during the first nine months of 2001 versus the first nine months of 2000.

         Moody’s international revenue was $163.3 million in the first nine months of 2001, an increase of 25.9% over $129.7 million in the same period of 2000. The strong growth was principally driven by higher structured finance ratings revenue in Europe. International research revenue increased 24.0% over the first nine months of 2000, reflecting strong demand for Moody’s products delivered via the Internet.

         Operating, selling, general and administrative expenses were $275.8 million for the nine months ended September 30, 2001, an increase of $58.9 million, or 27.2% over the same period of 2000. This increase principally reflected higher compensation and related costs due to increased staffing and business expansion, higher incentive compensation costs due to the Company’s strong year-to-date results, and one-time costs related to the April 2001 settlement with the Department of Justice. Depreciation and amortization was $12.5 million for the first nine months of 2001 versus $12.8 million for the same period of 2000.

         Moody’s operating income of $287.5 million for the nine months ended September 30, 2001 was up 35.9% from $211.5 million in the same period of 2000.

         Non-operating expense was $11.5 million for the nine months ended September 30, 2001 compared with $0.1 million of non-operating income for the same period of 2000. The 2001 expense principally reflected interest expense related to Moody’s private debt placement, which was completed in the fourth quarter of 2000, net of interest income on invested cash.

         Moody’s effective tax rate was 44.4% for the nine months ended September 30, 2001 compared to 44.2% for the same period in 2000, reflecting a higher international net effective tax rate.

         Net income was $153.4 million for the first nine months of 2001 compared with $118.1 million in 2000. Earnings per share for the first nine months of 2001 were $0.97 basic and $0.95 diluted, compared with $0.73 basic and $0.72 diluted for the first nine months of 2000. On a pro forma basis, including interest expense on the private placement debt (and excluding any interest income) for both periods, the first nine months diluted earnings per share would have been $0.93 for 2001 compared with $0.67 for 2000, a gain of 38.8%.

Liquidity and Capital Resources

         Net cash provided by operating activities was $238.3 million for the nine months ended September 30, 2001 compared to $7.6 million for the same period of 2000. The 2000 figure includes a payment in May 2000 of approximately $175.0 million, representing the Company’s 50% share, in connection with an amended tax return filed by Old D&B. The year to date activity of 2001 reflected an increase in net income of $35.3 million versus the same period of the prior year. In addition, increased billings in the 2001 first nine months resulted in greater increases in accounts receivable and deferred revenue than in the prior year period. Cash provided by operating activities was favorably impacted by timing of income tax payments and increased bonus provisions, both of which will be paid in the first quarter of 2002.

         Net cash used in investing activities was $16.2 million for the nine months ended September 30, 2001 compared with $28.8 million for the same period of 2000. The 2000 amount included the $17.4 million expenditure for the acquisition of a financial software company, and the 2001 amount included expenditures of $5.4 million for equity investments in credit rating agencies.

         Net cash used in financing activities was $166.0 million for the nine months ended September 30, 2001 compared with net cash provided of $41.0 million for the same period of 2000. The 2000 amount consisted of $195.5 million in debt allocated from Old D&B, in accordance with the Distribution Agreement, and net distributions to Old D&B of $154.5 million. The 2001 amount consisted primarily of $195.3 million of share repurchases under the Company’s share repurchase program and $21.3 million of dividends paid, offset in part by stock option proceeds and related tax benefits of $50.6 million.

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

         The revolving credit facility, which was undrawn as of September 30, 2001, consists of an $80 million 5-year facility, expiring in September 2005 and an $80 million 364-day facility, expiring in September 2002. Interest on borrowings under the facility is payable monthly, at rates of interest that are based on prevailing short-term interest rates at the time of such borrowings.

         In October 2000, the Board of Directors of Moody’s Corporation authorized a share repurchase program of up to $250 million. This amount was subsequently increased to $300 million in April 2001. The program includes both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of issuance under the company’s employee benefit arrangements. During the third quarter of 2001, the company repurchased 2.9 million shares of its common stock pursuant to this program, at a total cost of approximately $99 million. For the nine months ended September 30, 2001, Moody’s repurchased 6.4 million shares at a total cost of approximately $195 million. 2.7 million of these shares were repurchased to offset the dilutive effect of issuance under the company’s employee benefit arrangements.

         In October 2001, the Board of Directors of Moody’s Corporation authorized repurchases of up to an additional $300 million, covering both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of issuance under the company’s employee benefit arrangements. Moody’s anticipates that the additional share repurchase program will be completed by mid 2003.

         On October 22, 2001, the Board of Directors approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on December 10, 2001 to shareholders of record at the close of business on November 20, 2001.

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

L’Association Francaise des Porteurs d’ Emprunts Russes

         On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of 17.85 billion francs (approximately $2.43 billion) plus legal costs. Moody’s believes that the allegations lack legal or factual merit and intends to vigorously contest the action.

September 11, 2001 World Trade Center Terrorist Attack

         As a result of the September 11, 2001, terrorist attacks on the World Trade Center, the Company was displaced from its New York City headquarters building. Key business activities and support functions were quickly relocated to the Company’s back-up facilities in Jersey City, New Jersey, and to various other temporary sites in the New York metropolitan area. The Company plans to fully reoccupy its New York headquarters by year-end.

         It is anticipated that losses incurred as a result of this disaster, including property damage and incremental costs, will largely be covered under the Company’s property and business interruption insurance policy. The impact on Moody’s financial statements is not expected to be material.

         An increase in the Company’s accounts receivable allowance account resulted from an inability to process billing adjustments, due to being displaced from its headquarters building following the attack on the World Trade Center. This increase is not indicative of a change in the underlying collectibility of accounts receivable and had no effect on the net accounts receivable balance at September 30, 2001.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Moody’s maintains operations in 14 countries outside of the United States, and approximately 20% of its expenses for the three months and nine months ended September 30, 2001 were incurred in currencies other than the U.S. dollar. Approximately 90% of Moody’s revenues for the nine months and three months ended September 30, 2001 were billed and collected in U.S. dollars. As such, the Company is exposed to market risk from changes in foreign exchange rates.

         As of September 30, 2001, approximately 12% of Moody’s assets were located outside the U.S. Of Moody’s aggregate cash and cash equivalents of $174.7 million at September 30, 2001, approximately $31.5 million was located outside the United States (with $20.1 million denominated in British Sterling and located in the United Kingdom), making the Company susceptible to fluctuations in foreign exchange rates. Changes in the value of these currencies relative to the U.S. dollar are charged or credited to the cumulative translation adjustment in shareholders’ equity.

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

         Information relating to certain legal proceedings is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contingencies in Part I, Item 2 of this Form 10-Q. For additional information regarding the IRI matter, reference is made to Part I, Item 3 of Moody’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT NO.		DESCRIPTION

3		ARTICLES OF INCORPORATION AND BY-LAWS

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998)

10		MATERIAL CONTRACTS

	.1*	Amended and restated credit agreement, dated as of September 10, 2001, between Moody's Corporation and certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent.

* Filed herewith

(b)  Reports on Form 8-K

         Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: November 14, 2001	By: /s/ JEANNE M. DERING Jeanne M. Dering Senior Vice President and Chief Financial Officer

Date: November 14, 2001	By: /s/ CHARLES R. BRUSCHI Charles R. Bruschi Vice President and Corporate Controller