Form 10-K405
period 2001-12-31
MOODYS CORP /DE/
filed 2002-03-22
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER 1-14037

MOODY’S CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	13-3998945 (I.R.S. EMPLOYER IDENTIFICATION NO.)

99 CHURCH STREET, NEW YORK, NEW YORK 10007
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 553-0300.
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

COMMON STOCK, PAR VALUE $.01 PER SHARE	NEW YORK STOCK EXCHANGE

PREFERRED SHARE PURCHASE RIGHTS	NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes    No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of January 31, 2002, 154,537,149 shares of Common Stock of Moody’s Corporation were outstanding and the aggregate market value of such Common Stock held by nonaffiliates* (based upon its closing transaction price on the Composite Tape on such date) was approximately $5,769 million.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 23, 2002, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 14 (a)(3) of this Form 10-K

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

PART I

ITEM 1.  BUSINESS

Background

As used in this report, except where the context indicates otherwise, the term “Company” or “Moody’s” refers to Moody’s Corporation and its wholly owned subsidiaries. The Company’s executive offices are located at 99 Church Street, New York, NY 10007 and its telephone number is (212) 553-0300.

Prior to September 30, 2000, the Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”). On September 8, 2000, the Board of Directors of Old D&B approved a plan to separate into two publicly traded companies – the Company and The New D&B Corporation (“New D&B”). On September 30, 2000, Old D&B distributed to its shareholders all of the outstanding shares of New D&B common stock (the “2000 Distribution”). In connection with the Distribution, Old D&B changed its name to Moody’s Corporation.

New D&B is the accounting successor to Old D&B, which was incorporated under the laws of the State of Delaware on April 8, 1998. Old D&B began operating as an independent publicly-owned corporation on July 1, 1998 as a result of its June 30, 1998 spin-off (the “1998 Distribution”) from the corporation now known as “R.H. Donnelley Corporation” and previously known as “The Dun & Bradstreet Corporation” (“Donnelley”). Old D&B became the accounting successor to Donnelley at the time of the 1998 Distribution.

Prior to the 1998 Distribution, Donnelley was the parent holding company for subsidiaries then engaged in the businesses currently conducted by New D&B, Moody’s and Donnelley. Prior to November 1, 1996, it also was the parent holding company of subsidiaries conducting business under the names Cognizant Corporation (“Cognizant”) and ACNielsen Corporation (“ACNielsen”). On that date Donnelley effected a spin-off of the capital stock of Cognizant and ACNielsen to its stockholders (the “1996 Distribution”). Cognizant subsequently changed its name to Nielsen Media Research, Inc. in connection with its 1998 spin-off of the capital stock of IMS Health Incorporated (“IMS Health”).

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

Detailed descriptions of the 1996, 1998 and 2000 Distributions are contained in the Company’s 2000 Annual Report on Form 10-K, filed on March 15, 2001.

The Company

Moody’s is a leading global credit rating, research and risk analysis firm in terms of market position, revenue, income and a number of other relevant standards. Moody’s publishes credit opinions, research and ratings on fixed-income securities, other credit obligations and issuers of securities. Moody’s credit ratings and research help investors analyze the credit risks associated with fixed-income securities. Credit ratings and research from reliable third parties also create efficiencies in markets for fixed-income and other obligations, such as insurance and derivatives, by providing reliable, credible and independent assessments of credit risk. Moody’s global and increasingly diverse services are designed to increase market liquidity and efficiency and may reduce transaction costs.

Founded in 1900, Moody’s employs approximately 1,700 people worldwide. Moody’s maintains offices in 17 countries and has expanded into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody’s provides ratings and credit research on governmental and commercial entities in approximately 100 countries. Moody’s customers include a wide range of corporate and governmental issuers of securities as well as investors, depositors, creditors, investment banks, commercial banks, and other financial intermediaries. Moody’s is not dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on its business.

Moody’s publishes rating opinions on a broad range of credit obligations. These include various corporate and governmental obligations, structured finance securities and commercial paper programs issued in domestic and international markets. Moody’s also assigns ratings to issuers of securities, insurance company obligations, bank loans, derivative products, bank deposits and other bank debt, and managed funds. At the end of 2001, Moody’s had provided credit ratings and analysis on more $30 trillion in debt, covering approximately 85,000 securities, with more than 4,300 corporate relationships, including industrial corporations, financial institutions, governmental entities and structured finance issuers and over 72,000 public finance obligations. Ratings are disseminated to the public through a variety of print and electronic media, including the Internet and real-time systems widely used by securities traders and investors.

Closely integrated with its ratings services, Moody’s provides research services that are utilized by institutional investors and other credit professionals. Clients of these services represent 2,800 institutions and include over 20,000 users globally. Moody’s offers more than 100 research products, covering areas such as investment grade and speculative grade corporate bonds, the banking sector, municipal bonds, and mortgage- and asset-backed securities, in cross-border and domestic markets worldwide. While research is delivered through a number of channels, the majority of clients use Moody’s proprietary Internet web site in order to have access to the Company’s ratings and research products in a real-time environment.

Moody’s Risk Management Services, Inc. (“Moody’s Risk Management Services” or “MRMS”), a wholly owned subsidiary of Moody’s, develops and distributes credit risk assessment software used by banks and other financial institutions in their commercial lending, portfolio management, and other activities. MRMS also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services. The products and services of MRMS have enabled it to develop continuing relationships with its clients. In January 2000, MRMS acquired a financial products software company, which provides credit risk assessment software to financial institutions. This acquisition has been fully integrated into the MRMS business.

In February 2002, Moody’s reached a definitive agreement to acquire KMV, a market-based, quantitative credit risk management tools company, in an all cash transaction for $210 million. Moody’s expects the transaction to close by the early part of the second quarter of 2002 and initially to be funded by a combination of cash on hand and its existing $160 million bank credit lines. The acquisition will expand the customer base and product offerings of Moody’s credit risk assessment business.

Prospects for Growth

Over the past decade, global public and private fixed-income markets have significantly increased in outstanding principal amount. Moody’s believes that global debt capital markets will continue to increase in size and scope. In addition, the securities being issued in the global fixed-income markets are becoming more complex. Moody’s expects that these trends will provide continued long-term demand for its high-quality, independent credit opinions.

The size of the world capital markets is increasing because, in general, the global political and economic climate has promoted economic growth and more productive capital investment and market structures. Despite the potential for unfavorable cyclical conditions, Moody’s believes that the outlook is favorable for the continued growth of world capital markets, particularly in Europe as a consequence of economic and monetary union.

Technology, such as the Internet, makes information about investment alternatives easily available throughout the world. This technology facilitates issuers’ ability to place securities outside their national market and investors’ capacity to obtain information about securities issued outside their national markets. Issuers and investors are also more readily able to obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, many of which may be unfamiliar to them. This availability of information promotes worldwide financial markets and a greater need for credible and globally comparable ratings. As a result, a number of new capital markets have emerged. In addition, more issuers and investors are accessing traditional capital markets.

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

Rating fees paid by issuers account for most of Moody’s revenue. Therefore, a substantial portion of Moody’s revenues are dependent upon the volume and number of debt securities issued in the global capital markets. Moody’s is therefore affected by the performance of, and the prospects for, the major world economies and by the fiscal and monetary policies pursued by their governments. However, annual fee arrangements with frequent debt issuers and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings and other areas are less dependent on, or independent of, the volume or number of debt securities issued in the global capital markets.

Moody’s operations are also subject to various politically related risks inherent in carrying on business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because its basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

A key strategy for growth is to leverage our position as a leading brand in financial services to develop new businesses. At present, an important brand extension activity is being pursued by Moody’s Risk Management Services. By providing tools for risk assessment on small and medium-sized companies, MRMS extends Moody’s authority as an evaluator of credit quality beyond our traditional core in the bond markets and into the bank loan market. The planned acquisition of KMV, described previously, will extend Moody’s product offerings in credit risk assessment when completed.

Competition

Moody’s competes with other credit rating agencies and with investment banks and brokerage firms that offer credit opinions, research and risk analysis services. Institutional investors also have in-house credit research capabilities. Moody’s most direct competitor in the global credit rating business is Standard & Poor’s Credit Market Services (“S&P”), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P’s. In other markets the reverse is true.

Another rating agency competitor of Moody’s is Fitch, a wholly owned subsidiary of Fimalac S.A. Fitch includes the former businesses of Duff & Phelps, Fitch IBCA and Thomson BankWatch, which were recently combined in merger transactions and acquisitions. Although Moody’s and S&P are each larger than Fitch, competition is expected to increase from the combinations. One or more significant rating agencies also may emerge in Europe over the next few years in response to the growth in the European capital markets and development of the European Monetary Union (“EMU”). In addition, local providers in non-U.S. jurisdictions or comparable competitors that may emerge in the future may receive support from local governments and other institutions.

Over the last decade, additional rating agencies have been established, primarily in emerging markets and as a result of local capital market regulation. Regulators worldwide have recognized that credit ratings can further regulatory objectives for the development of public fixed-income securities markets. The result of such regulatory activity has been the creation of a number of primarily national rating agencies in various countries. Certain of these regulatory efforts may have the unintended effect of producing less credible ratings over time. Attempts to standardize ratings systems or criteria may make all rating systems and agencies appear undifferentiated, obscuring variations in the quality of the ratings providers. In addition, since Moody’s believes that some of its most significant challenges and opportunities will arise outside the United States, it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local governments and other institutions.

Regulators of financial institutions are attempting to improve their approach to supervision. They are shifting away from rule-based systems that address only specific risk components and from institution-specific protections towards other supervisory methods. The regulators’ evolving approach includes their making qualitative judgments about the sophistication of each financial institution’s risk management processes and systems, in terms of both market and credit risk. Although such regulatory trends present opportunities for the use of Moody’s ratings, they may also result in additional competition for Moody’s or increased regulatory involvement in Moody’s practices.

Credit rating agencies such as Moody’s also compete with other means of managing credit risk, such as credit insurance and credit derivatives. Competitors that develop quantitative methodologies for assessing credit risk also may pose a competitive threat to Moody’s.

Moody’s Strategy

Moody’s intends to focus on the following opportunities:

Expansion in Financial Centers. Moody’s serves its customers through its global network of offices and business affiliations. Moody’s currently maintains full-service rating and marketing operations in global financial centers such as Frankfurt, Hong Kong, London, Madrid, Milan, New York, Paris, Singapore and Tokyo. Moody’s expects that its global network will position it to benefit from the expansion in worldwide capital markets and thereby increase revenue. Moody’s also expects that the growth of its ratings and research activities as a consequence of financial market integration under EMU will continue. Moody’s expects to continue its expansion into developing markets either directly or through joint ventures, including its affiliations with Korea

Investors Service, which became a consolidated subsidiary in 2002 (see Note 5 to the consolidated financial statements), ICRA Limited (India) and Magister Bankwatch Calificadora de Riesgo, SA (Argentina), or other means.

New Rating Products. Moody’s is pursuing numerous initiatives that expand credit ratings from public fixed income securities markets to other sectors with credit risk exposures. Moody’s has a committed effort to extend its credit opinion franchise to the global bank counterparty universe through emerging market ratings, including bank financial strength ratings. Insurance financial strength ratings in the property and casualty, reinsurance, and life insurance markets represent additional growth opportunities. Moody’s has also introduced issuer ratings for corporations not active in the debt markets and a Rating Assessment Service for issuers interested in a definitive Moody’s rating opinion about hypothetical or potential financial developments related to such issuer. As the loan and capital markets converge, Moody’s expects to continue to expand its rating coverage of bank loans and project finance loans and securities. Moody’s has also introduced equity mutual fund indices and style-based analytical tools for institutional managers to assist in evaluating fund portfolio characteristics and their performance. As part of our effort to continue adding value in structured finance, we are introducing new services to enable investors to monitor the performance of their investments. Moody’s introduced an enhanced monitoring product for collateralized debt obligations in January 2002, and plans to introduce additional enhancements in this and other asset classes later in the year.

Internet-Enhanced Products and Services. Moody’s is expanding its use of the Internet and other electronic media to enhance client service. Moody’s web site provides clients with instant access to ratings data and credit analysis. Internet delivery also enables Moody’s to provide services to more individuals within a client organization than paper-based products and to offer higher-value services because customers do not need to handle paper-based reports. Moody’s expects that access to these applications will increase client use of Moody’s services. Moody’s expects to continue to invest in electronic media to capitalize on these and other opportunities.

Additional Opportunities in Securitization. The repackaging of financial assets has had a profound effect on the fixed-income markets. New patterns of securitization are expected to emerge in the next decade. Although the bulk of assets securitized in the past five years have been consumer assets owned by banks, commercial assets — principally commercial mortgages, term receivables and corporate loans — are now increasingly being securitized. Securitization has evolved into a strategic corporate finance tool in the United States and Europe and is evolving in Asia. Ongoing global development of non-traditional financial instruments, such as derivatives, future flow securities, hybrids, credit-linked bonds and catastrophe bonds should continue to support growth.

New Credit Risk Management Services. Moody’s will continue to provide banks and other financial institutions with credit risk management services. Moody’s believes that there will be increased demand for such services because of recent proposals by international bank regulatory authorities to recognize banks’ internal credit risk management systems for the purpose of determining regulatory capital. The Company continues to make significant strides in broadening the geographic scope of one of MRMS’ most important products, country-specific models that predict private company default probabilities. In Europe, models for Germany, Spain, and France were introduced in 2001; product roll-outs are planned for Japan and Mexico in 2002. The planned acquisition of KMV, described previously, will further extend Moody’s product offerings in credit risk management services when completed.

Expansion of Credit Research Products and Investment Analytic Tools. Moody’s plans to continue to expand its research and analytic products by producing and acquiring additional products through internal development and arrangements with others.

Regulation

Moody’s is registered as an investment adviser under the Investment Advisers Act of 1940. Moody’s has been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the SEC. The SEC first applied the NRSRO designation in 1975 to agencies whose credit ratings could be used to determine net capital requirements for broker-dealers. Congress (in certain mortgage-related legislation), the SEC (in its regulations under the Securities Act, the Exchange Act and the Investment Company Act of 1940) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.

In December 1997, the SEC proposed regulations that would define the criteria for designation as an NRSRO. The proposal states that the SEC would require rating agencies to have each of the following attributes before it will grant NRSRO status:

•	national recognition, which means that the rating agency is recognized as an issuer of credible and reliable ratings by the predominant users of securities ratings in the United States,

•	adequate staffing, financial resources and organizational structure to ensure that it can issue credible and reliable ratings of the debt of issuers, including the ability to operate independently of economic pressures or control by companies it rates and a sufficient number of staff members qualified in terms of education and experience to evaluate an issuer’s credit thoroughly and completely,

•	systematic ratings procedures, designed to ensure credible and accurate ratings,

•	ongoing contacts with the management of issuers, including access to senior level management of issuers,

•	internal procedures to prevent misuse of non-public information and compliance with such procedures, and

•	registration with the SEC as an investment adviser under the Investment Advisers Act of 1940.

Moody’s does not believe that this proposal, if adopted, would have a material adverse effect on its operations or financial position.

Recently, there has been discussion in the U.S. regarding study of the regulation of credit rating agencies. For example, in March 2002 the SEC stated that it intends to re-examine the role of rating agencies in the U.S. securities markets and the potential need for greater regulation.

Moody’s is also subject to regulation in certain non-U.S. jurisdictions in which it operates. In certain countries, governments may provide financial or other support to local-based rating agencies. In addition, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers.

The Basic Committee on Banking Supervision is preparing a new capital adequacy framework to replace the framework adopted in 1998. Under this framework as now proposed, ratings assigned by a credit rating agency would be an alternative available to certain banks to determine the risk weights for many of their credit exposures. The Basle Committee’s proposal would institutionalize ratings of certain rating agencies as an alternative in the credit measurement processes of internationally active financial institutions and subject rating agencies to a broader range of oversight. Because the content of the proposal is not yet finalized, Moody’s cannot predict at this time the final form of any such regulation. However, Moody’s does not believe that this proposal, if adopted in its present form, would materially affect its financial position, its results of operations or the manner in which it conducts its business.

Other legislation and regulation relating to credit rating and research services has been considered from time to time by local, national and multinational bodies and is likely to be considered in the future. If enacted, any such legislation and regulation could significantly change the competitive landscape in which Moody’s operates. Management of Moody’s cannot predict whether these or any other proposals will be enacted or the ultimate impact on the competitive position, financial position or results of operations of Moody’s.

Intellectual Property

Moody’s owns and controls a variety of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to Moody’s business. Management of Moody’s believes that each of the “Moody’s” name and related names, marks and logos are of material importance to Moody’s. Moody’s is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by Moody’s. Moody’s considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contract safeguards for protection.

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its subsidiaries.

Employees

As of December 31, 2001, the number of full-time equivalent employees of Moody’s was approximately 1,700.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position	Biographical Data

John Rutherfurd, Jr., 62 President and Chief Executive Officer	Mr. Rutherfurd has served as the Company’s President and Chief Executive Officer since October 1, 2000 and has been a member of the Board of Directors since May 30, 2000. Mr. Rutherfurd served as President of Moody’s Investors Service, Inc. from January 1998 until November 2001. Prior thereto, he was the Chief Administrative Officer from 1996 until January 1998. Mr. Rutherfurd also served as Managing Director of Moody’s Holdings Inc. from 1995 until 1996, and served as President of Interactive Data Corporation (“IDC”) a wholly owned subsidiary of Old D&B, from 1985 to 1989 and from 1990 until IDC was sold by Old D&B in September 1995. Mr. Rutherfurd is also a director of the NASD and ICRA Limited, a credit rating agency in India.

Jeanne M. Dering, 46 Senior Vice President and Chief Financial Officer	Ms. Dering has served as the Company’s Senior Vice President and Chief Financial Officer since October 1, 2000. Ms. Dering joined Moody’s Investors Service, Inc., in 1997 as Managing Director, Finance Officer, and became its Chief Financial Officer in 1998. Prior thereto, she spent over 10 years at Old D&B in a number of financial management positions, including Director of Budgets & Financial Analysis and Director of Financial Planning — Acquisitions and New Business Development.

Name, Age and Position	Biographical Data

John J. Goggins, 41 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc., in February 1999 as Vice President and Associate General Counsel and became General Counsel in 2000. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham, & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Raymond W. McDaniel, 44 Senior Vice President, Moody’s Corporation and President, Moody’s Investors Service, Inc.	Mr. McDaniel has served as President of Moody’s Investors Service, Inc. since November 2001, and has been a Senior Vice President of the Company since October 1, 2000. Mr. McDaniel also served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service, Inc., from November 2000 until November 2001. Prior thereto, he had served as Managing Director, International, since 1996 and served as Managing Director, Europe, from 1993 until 1996. He also served as Associate Director in Moody’s Structured Finance Group from 1989 until 1993, and as Senior Analyst in the Mortgage Securitization Group from 1988 to 1989.

Douglas M. Woodham, 45 Senior Vice President, Strategy, Corporate Development and Technology	Mr. Woodham has served as the Company’s Senior Vice President, Strategy, Corporate Development and Technology since October 2001. Prior to joining Moody’s, he served as managing director for EFINANCEWORKS from 2000 to October 2001. Mr. Woodham was a partner, member of the Operating Committee and east coast manager for the Business Technology Office at McKinsey & Company from 1997 to 2000. He served as vice president and chief information officer for Enron from 1994 to 1997 and was a partner at McKinsey & Company from 1985 to 1994. Mr. Woodham was an economist at the Federal Reserve Bank of New York from 1982 to 1985.

ITEM 2.  PROPERTIES

The executive offices of Moody’s are located at 99 Church Street, New York, New York, in a 297,000-square-foot property owned by Moody’s. Moody’s operations are also conducted from 4 other U.S. offices and 16 non-U.S. office locations, all of which are leased. These other properties are geographically distributed to meet sales and operating requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements, and virtually all space is being utilized.

ITEM 3.  LEGAL PROCEEDINGS

Moody’s is involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, although the outcome of such matters cannot be predicted with certainty, the ultimate liability of Moody’s in connection with such matters will not have a material adverse effect on Moody’s financial position, results of operations or cash flows. In addition, Moody’s is involved in the following legal proceedings.

Information Resources, Inc. (“IRI”)

In addition to the matters referred to above, on July 29, 1996, IRI filed a complaint in the United States District Court for the Southern District of New York, naming as defendants R.H.Donnelley Corporation (“Donnelley”), ACNielsen Company, (a subsidiary of ACNielsen Corporation) and IMS International Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

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

On October 15, 1996, defendants moved for an order dismissing all claims in the complaint. On May 6, 1997, the United States District Court for the Southern District of New York issued a decision dismissing IRI’s claim of attempted monopolization in the United States, with leave to replead within 60 days. The Court denied defendants’ motion with respect to the remaining claims in the complaint. On June 3, 1997, defendants filed an answer denying the material allegations in IRI’s complaint, and ACNielsen filed a counterclaim alleging that IRI had made false and misleading statements about its services and commercial activities. On July 7, 1997, IRI filed an Amended and Restated Complaint repleading its alleged claim of monopolization in the United States and realleging its other claims. By notice of motion dated August 18, 1997, defendants moved for an order dismissing the amended claim. On December 1, 1997, the Court denied the motion. On December 22, 1999, defendants filed a motion for partial summary judgment seeking to dismiss IRI’s non-U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or “relationships” with local companies. Discovery in this case is ongoing.

In November 1996, Donnelley completed the 1996 Distribution. On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and Donnelley entered into the Indemnity and Joint Defense Agreement. See Note 14 (Contingencies) in Part II, Item 8 of this Form 10-K, for additional information with respect to this agreement.

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

In September 2000, Old D&B completed the 2000 Distribution. In connection with the 2000 Distribution, New D&B and Moody’s entered into an agreement (the “2000 Distribution Agreement”) whereby New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities relating to the IRI action. However, under the 2000 Distribution Agreement, as between themselves, each of New D&B and Moody’s has agreed to be responsible for 50% of any payments to be made in respect of the IRI action under the 1998 Distribution Agreement or otherwise, including any legal fees or expenses related thereto.

Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of such matters could materially affect Moody’s results of operations, cash flows or financial position.

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of approximately $2.43 billion plus legal costs. Moody’s believes that the allegations lack legal or factual merit and intends to vigorously contest the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matter was submitted to a vote of Security Holders.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Information in response to this Item is set forth under the captions “Common Stock Information” and “Dividends” in Part II, Item 7 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Moody’s Corporation consolidated financial statements and notes thereto. Certain of the selected financial data is derived from the unaudited consolidated financial statements of Moody’s. In the opinion of management, these financial statements include all necessary adjustments for a fair presentation of such data in conformity with generally accepted accounting principles. The Company’s consolidated financial statements are presented as if the Company were a separate entity for all periods presented. The financial data included herein may not necessarily reflect the results of operations and financial position of Moody’s in the future or what they would have been had it been a separate entity.

Through September 30, 2000, Moody’s expenses included allocations of costs from Old D&B for employee benefits, centralized services and other corporate overhead. Expenses related to these services were allocated to Moody’s based on utilization of specific services or, where such an estimate could not be determined, based on Moody’s revenue in proportion to Old D&B’s total revenue. Although Moody’s management believes these allocations are reasonable, such allocated costs are not necessarily indicative of the actual costs that would have been incurred if Moody’s had performed or obtained these services as a separate entity. The allocations included in expenses in the consolidated statements of operations were $13.3 million, $17.2 million, $16.4 million and $15.8 million in 2000, 1999, 1998 and 1997, respectively. There were no such allocations in 2001.

	Year Ended December 31,

amounts in millions, except per share data	2001	2000	1999	1998	1997

Results of operations(1)

Revenue	$796.7	$602.3	$564.2	$513.9	$457.4

Expenses(2)	398.2	313.8	293.8	288.4	267.4

Operating income	398.5	288.5	270.4	225.5	190.0

Non-operating (expense) income, net(3)	(16.6)	(4.5)	8.5	12.4	0.2

Income before provision for income taxes	381.9	284.0	278.9	237.9	190.2

Provision for income taxes	169.7	125.5	123.3	95.9	64.0

Income before cumulative effect of accounting change	212.2	158.5	155.6	142.0	126.2

Cumulative effect of accounting change, net of income tax benefit(4)	—	—	—	—	(20.3)

Net income	$212.2	$158.5	$155.6	$142.0	$105.9

Dividends declared per share	$0.180	$0.045	$—	$—	$—

Earnings per share

Basic	$1.35	$0.98	$0.96	$0.84	$0.62

Diluted	$1.32	$0.97	$0.95	$0.83	$0.61

Weighted average shares outstanding

Basic	157.6	161.7	162.3	169.5	170.8

Diluted	160.2	163.0	164.3	171.7	172.6

	As of December 31,

	2001	2000	1999	1998	1997

					(Unaudited)
Balance sheet data

Total assets	$505.4	$398.3	$274.8	$296.2	$266.5

Long-term debt	300.0	300.0	—	—	—

Shareholders’ equity	$(304.1)	$(282.5)	$(223.1)	$(192.6)	$(152.9)

(1)	The results of operations above include the following amounts related to the Financial Information Services (“FIS”) business that was sold in July 1998: revenue of $18.4 million and $34.3 million in 1998 and 1997, respectively, and operating income of $4.2 million and $5.8 million in 1998 and 1997, respectively. Included in non-operating (expense) income, net are pre-tax gains on the sale of FIS of $9.2 million in 1999 and $12.6 million in 1998.

(2)	Expenses in 2001 included unusual expenses of approximately $5.0 million for severance, legal fees and other costs related to a settlement with the Department of Justice in April 2001; $6.0 million related to charitable contributions and initial funding for the newly formed Moody’s Foundation; and $3.4 million for the write-down of investments in Argentine rating agencies.

(3)	Non-operating (expense) income, net in 2001 and 2000 included $22.9 million and $5.8 million, respectively, of interest expense which principally related to the $300 million of notes payable outstanding at December 31, 2001 and 2000. These amounts were partially offset by interest income on invested cash of $6.5 million in 2001 and $2.2 million in 2000. Interest expense and income was immaterial in 1999, 1998 and 1997.

(4)	Represents the impact of a change in revenue recognition policies whereby the Company began recognizing certain revenues over the service period, instead of as previously recognized, at the time of billing.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

The Company

Except where otherwise indicated, the terms “Moody’s” or “the Company” refer to Moody’s Corporation and its wholly owned subsidiaries. Moody’s is a leading global credit rating, research and risk analysis firm in terms of market position, revenue, income and a number of other relevant standards. The Company publishes rating opinions on a broad range of credit obligations. These include various corporate and governmental obligations, structured finance securities and commercial paper programs, issued in domestic and international markets. Moody’s also assigns ratings to issuers of securities, insurance company obligations, bank loans, derivative products, bank deposits and other bank debt and managed funds.

Closely integrated with its ratings services, Moody’s provides research services that are utilized by institutional investors and other credit professionals. Moody’s publishes more than 100 research products covering areas such as investment grade and speculative grade corporate bonds, the banking sector, municipal bonds and mortgage- and asset-backed securities, in cross-border and domestic markets worldwide.

Moody’s Risk Management Services, Inc., a wholly owned subsidiary of Moody’s (“Moody’s Risk Management Services” or “MRMS”), develops and distributes credit risk assessment software used by banks and other financial institutions in their portfolio management, commercial lending and other activities. Moody’s Risk Management Services also provides credit modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services that have enabled it to develop continuing relationships with its clients. In January 2000, MRMS acquired a financial software products company that provided credit risk assessment software to financial institutions. In February 2002, the Company announced that it reached a definitive agreement to acquire KMV, a market-based, quantitative credit risk management tools company, in an all cash transaction for $210 million. Moody’s expects the transaction to close by the early part of the second quarter of 2002 and initially to be funded by a combination of cash on hand and its existing bank credit lines. The acquisition will expand the customer base and product offerings of Moody’s credit risk assessment business.

Factors Affecting Comparability

On September 30, 2000 (the “Distribution Date”), The Dun & Bradstreet Corporation (“Old D&B”) separated into two independent, publicly traded companies—Moody’s Corporation and The New D&B Corporation (“New D&B”). The separation was accomplished through a tax-free distribution to the shareholders of Old D&B of all of the shares of common stock of a newly formed, wholly owned subsidiary, New D&B, which comprised the business of Old D&B’s Dun & Bradstreet operating company (“the D&B Business”). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and risk management services (“the Moody’s Business”) and was renamed “Moody’s Corporation.” Old D&B’s common stock became Moody’s common stock, and shares of common stock of Old D&B represent a continuing interest in the Moody’s Business. The financial statements of Moody’s have been restated to reflect the recapitalization described above. The method by which Old D&B distributed its shares is herein after referred to as “the Distribution.”

In general, pursuant to the terms of the Distribution Agreement entered into at the Distribution Date, all assets and liabilities of the D&B Business were allocated to New D&B and all assets and liabilities of the Moody’s Business were allocated to Moody’s. The net indebtedness of Old D&B at the Distribution Date was allocated equally between the parties, before giving effect to certain adjustments.

The consolidated financial statements of Moody’s Corporation reflect the financial position, results of operations and cash flows of Moody’s as if it were a separate entity for all periods presented. The financial statements include allocations of certain Old D&B corporate headquarters assets and liabilities that were transferred from Old D&B at the Distribution Date, as well as allocations of certain expenses for employee benefits, centralized services and corporate overhead that were provided by Old D&B prior to the Distribution Date (see Note 1 to the Company’s consolidated financial statements, Description of Business and Basis of Presentation, for additional information). The expense allocations were based on utilization of specific services or, where such an estimate could not be determined, based on Moody’s revenue in proportion to Old D&B’s total revenue. Management believes these allocations are reasonable. However, the costs of these services and benefits charged to Moody’s are not necessarily indicative of the costs that would have been incurred if Moody’s had performed or obtained these services as a separate entity.

Critical Accounting Policies and Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Moody’s bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, deferred tax assets and undistributed earnings of non-U.S. subsidiaries, contingencies, valuation of investments in affiliates, long-lived and intangible assets and goodwill, and stock options. In addition, during 2001, Moody’s recorded estimated insurance recoveries related to the impact of the September 11th tragedy. Actual results may differ from these estimates under different assumptions or conditions. Below are descriptions of some of the judgments that Moody’s makes in applying its accounting policies in these areas.

Revenue Recognition

In recognizing revenue related to ratings, Moody’s uses judgments to match billed revenue with services to be provided in the future. These judgments are generally not dependent on the outcome of future uncertainties, but rather relate to allocating revenue across accounting periods. Such areas are discussed below.

•	Moody’s monitors its ratings on issuers and their outstanding securities. In cases where the Company does not charge ongoing annual fees or other monitoring fees for a particular issuer, the Company defers portions of rating fees that will be attributed to future monitoring activities and recognizes such fees over the estimated monitoring periods. Deferred revenue at December 31, 2001 included approximately $15 million related to estimated deferred monitoring fees.

•	Under the Company’s frequent issuer program (“FIP”) arrangements, ratings customers pay a fixed annual fee regardless of issuance activity, with reduced transaction fees as securities are issued and rated and an overall cap on annual billings. Moody’s amortizes the fixed annual fees on a straight-line basis over the contract period, which is generally one year. As customers reach their annual billing caps, transaction fees are deferred and prorated over the contract period to match revenue with future services for which no further billings will be made. Deferred revenue at December 31, 2001 included approximately $2 million related to deferred FIP transaction fees.

In addition, Moody’s estimates revenue for ratings of commercial paper for which, in addition to a fixed annual fee, issuers are billed quarterly based on amounts outstanding. Related revenue is accrued each quarter based on estimated amounts outstanding, and is billed in the following quarter when actual data is available. At December 31, 2001, accounts receivable included approximately $18 million of accrued commercial paper revenue. Historically, the Company has not had material differences between the estimated revenue and the actual billings.

Accounts Receivable Allowances

Moody’s records as reductions of revenue provisions for estimated future adjustments to customer billings, based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance and totaled approximately $29 million or 3.6% of revenue in 2001. Adjustments to and write-offs of receivables are charged against the allowance. Moody’s evaluates its estimates on a regular basis and makes adjustments to provision rates and the accounts receivable allowance as considered appropriate.

Deferred Tax Assets and Undistributed Earnings of Non-U.S. Subsidiaries

In assessing the need for deferred tax asset valuation allowances, Moody’s considers future taxable income and ongoing prudent and feasible tax planning strategies. Based on these assessments, Moody’s has determined that it expects to be able to realize in the future its deferred tax assets, which totaled $32.6 million at December 31, 2001. However, if Moody’s profitability or other circumstances were to change adversely, the Company could determine that it would not be able to realize all or part of its deferred tax assets in the future. In such case, a valuation allowance would be established and an increase in the tax provision would result in the period such determination was made.

In addition, the Company has approximately $26 million of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided. It is currently management’s intent to permanently re-invest those earnings in its subsidiaries. If management’s approach to re-investing those earnings changed or such earnings were distributed to the U.S., incremental expense of approximately $1 million for U.S. federal and foreign income taxes would be incurred.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this management’s discussion and analysis, requires the use of judgment and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel. Since the potential exposure on many of these matters is material, resolution of these matters in amounts that are different from what has been accrued in the consolidated financial statements could have a material impact on Moody’s reported results and financial position.

Investments in Affiliates, Long-Lived and Intangible Assets and Goodwill

Moody’s assesses the impairment of its investments in affiliates, identifiable intangible and long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This evaluation requires the use of judgment as to the effects of external factors and market conditions on the Company’s conduct of its operations, and it requires the use of estimates in projecting future operating results. Based on such assessment, in the fourth quarter of 2001, the Company recorded a pre-tax charge of $3.4 million to write off a portion of its equity investment in two Argentine rating agencies. If actual external conditions or future operating results differ from the Company’s judgments, impairment charges may be necessary to reduce the carrying value of the Company’s investments in affiliates, long-lived and intangible assets and goodwill.

Stock Options

In accordance with Statement of Financial Accounting Standards No. 123, the Company has elected not to recognize in its consolidated financial statements compensation expense related to options granted, and instead has disclosed the related pro forma net income and earnings per share effects in the notes to the financial statements. The stock option values that underly the disclosures are based on assumptions and estimates that the Company believes are reasonable. However, circumstances existing when options are exercised could cause the actual cost of the options to differ from these estimates.

In addition to the stock options outstanding at December 31, 2001, as disclosed in Note 8, Stock Options, to the Company’s consolidated financial statements, Moody’s granted approximately 3.5 million options in February 2002. Using what the Company believes are reasonable assumptions and the Black-Scholes option pricing model, the estimated value of this grant was $36 million, approximately 10% of Moody’s 2001 pre-tax income. The Company has a policy of repurchasing its shares to offset the dilutive impacts of stock option exercises, which will be an important use of its cash flow over time. During 2001, approximately $24 million was spent on such repurchases (after option proceeds and related tax benefits), which was approximately 9% of the Company’s after-tax cash flow before dividends and share repurchases.

Insurance Recovery Estimates

As a result of the September 11th tragedy, Moody’s was displaced from its New York City headquarters building for approximately two months. The Company quickly restored operations and conducted its business from various temporary office locations during its displacement. Incremental costs of approximately $6.5 million were incurred during this period, principally related to restoration of the building, use of temporary office facilities and restoration of critical systems. Moody’s has filed for recovery of these costs under its all-risk property and business interruption insurance policy. The Company believes that a substantial portion of the costs will be recovered and has reflected an appropriate receivable on its December 31, 2001 balance sheet; if such recovery were less than anticipated, a charge to earnings would be made for the unrecovered amounts.

Operating Segments

Moody’s operates primarily in one reportable business segment: ratings, which accounts for approximately 90% of the Company’s total revenue. The ratings segment is composed of four ratings groups: corporate finance, structured finance, financial institutions and sovereign risk, and public finance. Given the dominance of the ratings segment to Moody’s overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for Moody’s as a whole. Moody’s also reports revenue separately for two geographic areas: U.S. and international. Revenue included in “Other” consists of research revenue, generated from the sale of investor-oriented credit research, and risk management services revenue, generated from the sale of credit risk assessment software and related products and services.

Results of Operations

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Moody’s revenue was $796.7 million in 2001, an increase of $194.4 million or 32.3% from $602.3 million in 2000. The increase reflected strong growth in ratings revenue across all ratings groups. Other revenue reflected double-digit growth in both Moody’s Risk Management Services and research revenue.

Moody’s ratings revenue was $694.4 million in 2001, an increase of 33.6% from $519.6 million in 2000. Strong double-digit growth in global structured finance, European and U.S. corporate finance and public finance drove much of the increase.

Structured finance ratings revenue of $273.8 million in 2001 grew 37.4% over 2000 revenue of $199.2 million. The increase was due to strong growth in the U.S. across several market sectors including credit derivatives, asset-backed securities and both commercial and residential mortgage-backed securities. European structured finance was very strong due primarily to asset-backed securities, commercial mortgage-backed securities and credit derivatives.

Revenue from corporate finance ratings was $225.7 million in 2001 compared with $162.7 million in 2000, an increase of 38.7%. Lower interest rates in the U.S. resulted in strong issuance growth in both investment grade and high yield bonds. The strong revenue growth also reflected the success of Moody’s Rating Assessment Service, which was introduced in the second half of 2000. In addition, new monitoring fees for infrequent issuers were initiated in 2001, which produced approximately $9 million of revenue growth over 2000.

Revenue from financial institution and sovereign risk ratings was $130.7 million in 2001, an increase of 17.1% over $111.6 million in 2000. Lower interest rates in the U.S. drove increased investment grade issuance for banks and other financial institutions. In addition, revenue in Europe grew at a double-digit pace due to lower borrowing costs.

Public finance ratings revenue grew 39.3% to $64.2 million in 2001, up from $46.1 million in 2000. This was primarily due to a 43% increase in the dollar volume of U.S. municipal bonds issued in 2001 compared to 2000. Refinancing activity was especially strong due to the favorable interest rate environment, and represented 31% of total issuance dollar volume in 2001 versus 17% in 2000.

Other revenue increased $19.6 million, or 23.7%, to $102.3 million in 2001. Moody’s Risk Management Services revenue grew 33.9% to $30.8 million, driven by continued strong sales of its credit risk assessment software and subscription products. Research revenue increased 19.8%, to $71.5 million, reflecting continued international expansion, new product introductions and growth in demand for products delivered via the Internet.

Revenue in the United States was $560.7 million in 2001, an increase of 30.7% over $428.9 million in 2000. This increase reflected strong growth in ratings revenue, principally due to higher issuance volumes in most market sectors, including investment grade and high yield corporate bonds, municipal bonds, asset-backed securities and mortgage-backed securities. The number of investment grade corporate issues was up more than 48% over 2000 and public finance issuance dollar volume grew by 43%. In U.S. structured finance, asset-backed issuance volume was up 29%, residential mortgage volume rose 130% and commercial mortgage volume was up 50%.

Moody’s international revenue was $236.0 million in 2001 compared to $173.4 million in 2000, an increase of 36.1%. European structured finance revenue almost doubled for the year. International corporate finance revenue grew more than 20% and financial institutions revenue showed solid double-digit growth. International revenue at Moody’s Risk Management Services rose 46.1% and non-U.S. research revenue grew 23.7%.

2001 operating expenses of $239.6 million grew 26.4% from $189.6 million in 2000. The increase reflected higher compensation and related expenses due to an increase in the number of analysts, particularly in Europe and in worldwide structured finance, as well as higher incentive compensation costs due to the Company’s very strong 2001 results. Also included in operating expense was a $3.4 million charge to write down investments in Argentine rating agencies, due to the recent currency devaluation and the unstable economic and political situation. Selling, general and administrative expenses of $141.6 million in 2001 were up 31.6% compared to $107.6 million in 2000. This increase principally reflected higher incentive compensation costs due to the Company’s very strong 2001 results, unusual costs of approximately $5.0 million for severance, legal fees and other costs related to the Company’s legal settlement with the Department of Justice in April 2001 and $6.0 million related to charitable contributions and initial funding for the newly formed Moody’s Foundation. Depreciation and amortization expense increased from $16.6 million in 2000 to $17.0 million in 2001.

Moody’s operating income of $398.5 million in 2001 was up 38.1% from $288.5 million in 2000. Due to the unexpected strength in revenue throughout the year, the Company’s 2001 operating margin was 50%, up from 48% a year earlier and above our long-term target of 48%.

Non-operating expense increased to $16.6 million in 2001 from $4.5 million in 2000. This was principally the result of a full year of interest expense related to the Company’s private debt placement that was completed in the fourth quarter of 2000, offset in part by interest income on invested cash.

Moody’s effective tax rate was 44.4% for 2001 compared to 44.2% for 2000.

Reported net income was $212.2 million in 2001 compared to $158.5 million in 2000, an increase of 33.9%. Basic earnings per share were $1.35 in 2001 and $0.98 in 2000, an increase of 37.8%. Diluted earnings per share were $1.32 in 2001 and $0.97 in 2000, an increase of 36.1%. On a pro forma basis, including interest expense on the private placement debt (and excluding any interest income) for both periods, diluted earnings per share would have been $1.30 for 2001 compared with $0.91 for 2000, a gain of 42.9%.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Moody’s revenue was $602.3 million in 2000, an increase of $38.1 million or 6.8% from $564.2 million in 1999. The increase reflected modest growth in ratings revenue, with strong gains in global structured finance ratings, partially offset by the impact of declines in several sectors of the U.S. market. Other revenue reflected strong growth in Moody’s Risk Management Services, primarily related to the acquisition of a financial software products company in January 2000. It also reflected double-digit growth in research revenue, driven by international expansion, new product introductions and growth in demand for products delivered via the Internet.

Moody’s ratings revenue was $519.6 million in 2000, an increase of 3.5% from $502.2 million in 1999. Strong growth in global structured finance and international corporate finance was partially offset by the effects of a decline in securities issuance in the U.S. capital markets.

Structured finance ratings revenue of $199.2 million in 2000 grew 15.5% over 1999 revenue of $172.4 million. The increase in

2000 revenue was principally the result of strong growth in the asset-backed and derivatives markets in the U.S., Europe and Japan. Moody’s revenue from ratings of U.S. credit derivatives grew by 12% in 2000, as the number of collateralized debt obligations that Moody’s rated increased by 14%.

Revenue from corporate ratings was $162.7 million in 2000 compared with $165.5 million in 1999, a decline of 1.7%. Revenue from high yield ratings declined in 2000, as the number of issues during the year was 55% lower than in 1999. This impact was substantially offset by revenue from new European issuers and double-digit growth in bank loan ratings revenue.

Revenue from financial institution and sovereign risk ratings was $111.6 million in 2000, an increase of 6.5% over $104.8 million in 1999. Growth in 2000 reflected 21% volume growth in international bond and medium-term note issuance, somewhat offset by the negative effects of a decline in U.S. debt issuance and U.S. industry consolidation in this sector.

Public finance ratings revenue declined 22.5% to $46.1 million in 2000, from $59.5 million in 1999. The decrease was principally the result of a 16% decline in the number of U.S. municipal bonds issued in 2000 compared to 1999.

Other revenue increased 33.4% to $82.7 million in 2000, reflecting double-digit growth in research revenue due to strong demand for products delivered via the Internet and increased international sales. In addition, Moody’s Risk Management Services revenue more than doubled compared to 1999, primarily due to the acquisition of a financial software products company in January 2000.

Revenue in the United States was $428.9 million in 2000, an increase of 1.3% over $423.4 million in 1999. Ratings revenue declined 1% compared to the prior year, as the effects of lower issuance levels in the core corporate and public finance sectors were substantially offset by strong growth in asset-backed finance, credit derivatives and bank loan ratings. Double-digit revenue growth was achieved in Moody’s Risk Management Services and research revenue.

Moody’s international revenue was $173.4 million in 2000 versus $140.8 million in 1999, an increase of 23.2%. This performance was principally driven by strong growth in ratings of international structured finance securities, particularly in Europe and Japan, and an increased number of European corporate issuers. Strong growth was achieved in international research revenue, reflecting new products and geographic expansion, and in Moody’s Risk Management Services revenue.

2000 operating expenses of $189.6 million grew 3.3% from $183.6 million in 1999. The increase reflected higher compensation and related expenses due to an increase in the number of analysts, particularly in Europe and in worldwide structured finance. This growth was partially offset by cost containment efforts in light of low revenue growth in the U.S. and lower production and delivery costs due to conversion of research products to Internet delivery. Selling, general and administrative expenses of $107.6 million in 2000 were up 10.7% compared to $97.2 million in 1999. This increase was principally due to higher compensation and related costs to support international business expansion, increased corporate overhead costs resulting from becoming a separate public company and higher sales related costs in the risk management services business. Depreciation and amortization expense increased from $13.0 million in 1999 to $16.6 million in 2000, principally reflecting amortization of goodwill and intangible assets related to the previously mentioned acquisition.

Moody’s operating income of $288.5 million in 2000 was up 6.7% from $270.4 million in 1999. Non-operating expense of $4.5 million in 2000 principally reflected interest expense related to Moody’s private debt placement that was completed in the fourth quarter, offset in part by interest income on invested cash. Non-operating income of $8.5 million in 1999 principally reflected a $9.2 million gain related to the 1998 sale of the Company’s Financial Information Services business (“FIS”).

Moody’s effective tax rate was 44.2% for both 2000 and 1999.

Reported net income was $158.5 million in 2000 compared with $155.6 million in 1999, an increase of 1.9%. Basic and diluted earnings per share for 2000 were $0.98 and $0.97, respectively, compared to $0.96 and $0.95, respectively, in 1999. Excluding the 1999 gain related to the sale of FIS, and including interest expense on the private placement debt (but excluding any interest income) for both periods, diluted earnings per share would have been $0.91 in 2000 compared with $0.84 in 1999, an increase of 8.3%.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Moody’s revenue was $564.2 million in 1999, an increase of 9.8% from $513.9 million in 1998. Revenue in 1998 included $18.4 million related to FIS, which was sold in July 1998. Excluding FIS, Moody’s 1999 revenue grew 13.9% from $495.5 million in 1998. The strong revenue performance reflected double-digit growth in ratings revenue, fueled by continued expansion of European capital markets and growth in several sectors of the U.S. market. Moody’s 1999 revenue also reflected double-digit growth in research revenue, driven by international expansion and new product introductions.

Moody’s ratings revenue was $502.2 million in 1999, an increase of 13.7% from $441.5 million in 1998. This growth was principally driven by ratings of corporate bonds, structured finance products and commercial paper. International ratings revenue growth was especially strong, as the introduction of the Euro and a significant increase in merger-related financing drove significant growth in European capital markets. These revenue gains were partially offset by the effects of volume declines in the U.S. high yield and municipal markets, compared to strong performance in these markets in 1998.

Structured finance ratings revenue of $172.4 million in 1999 grew 20.6% over 1998 revenue of $143.0 million. The increase in 1999 revenue was principally the result of strong growth in the asset-backed and derivatives markets in the U.S., Europe and Japan. Moody’s revenue from ratings of U.S. credit derivatives grew by more than 40% in 1999, as issuance volumes surged to record levels.

Revenue from corporate ratings was $165.5 million in 1999 compared with $143.6 million in 1998, an increase of 15.3%. The revenue growth was principally driven by strong international issuance volumes. U.S. bank loan ratings activity expanded significantly in 1999 as Moody’s rated more than $300 billion of new loans, an increase of 50% over 1998. Revenue from high yield ratings declined in 1999, as issuance dollar volume during the year was approximately 32% lower than 1998’s record level.

Revenue from financial institution and sovereign risk ratings was $104.8 million in 1999, an increase of 16.3% over $90.1 million in 1998. The increase principally reflected higher debt issuance in and expanded coverage of the global banking sector.

Public finance ratings revenue declined 8.2% to $59.5 million in 1999 from $64.8 million in 1998. The decrease was principally the result of lower municipal debt issuance in 1999 following 1998’s near-record level.

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

Moody’s international revenue was $140.8 million in 1999 versus $100.9 million in 1998, an increase of 39.5%. Excluding the 1998 revenue of FIS, international revenue increased 40.5% in 1999 from $100.2 million in 1998. This performance was principally driven by growth in European capital markets, where the introduction of the Euro and a significant increase in merger-related financing drove strong debt issuance. Strong growth was also achieved in ratings of international asset-backed securities, particularly in Europe and Japan.

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

Moody’s operating income of $270.4 million in 1999 was up 19.9% from $225.5 million in 1998. Excluding 1998 operating income related to FIS of $4.2 million, 1999 operating income grew 22.2% from $221.3 million in 1998.

Non-operating income, net, was $8.5 million in 1999 and $12.4 million in 1998. Non-operating income included pre-tax gains related to the sale of FIS of $9.2 million in 1999 and $12.6 million in 1998.

Moody’s effective tax rate was 44.2% for 1999, compared with 40.3% in 1998. The change resulted from an increase in the percentage of Moody’s income allocable to states with high income tax rates and refinements of certain estimates.

Moody’s reported net income was $155.6 million in 1999 versus $142.0 million in 1998, an increase of 9.6%. Basic and diluted earnings per share in 1999 were $0.96 and $0.95, respectively, compared with basic and diluted earnings per share of $0.84 and $0.83, respectively, in 1998. Moody’s results included after-tax gains related to the sale of FIS of $5.1 million ($0.03 per basic and diluted share) in 1999 and $7.5 million ($0.04 per basic and diluted share) in 1998. Excluding these gains, Moody’s 1999 net income of $150.5 million increased 11.9% or $16.0 million over $134.5 million in 1998.

Market Risk

Moody’s maintains operations in 16 countries outside the United States and over 90% of its revenue for the year ended December 31, 2001 was billed and collected in U.S. dollars. Approximately 25% of the Company’s expenses were incurred in currencies other than the U.S. dollar. As such, the Company is exposed to market risk from changes in foreign exchange rates.

As of December 31, 2001, approximately 12% of Moody’s assets were located outside the U.S. Of Moody’s aggregate cash and cash equivalents of $163.2 million at December 31, 2001, approximately $34 million was located outside the United States (with $28 million in the U.K.), making the Company susceptible to fluctuations in foreign exchange rates. The effect of changes in the value of foreign currencies relative to the U.S. dollar on assets and liabilities of non-U.S. operations are charged or credited to the cumulative translation adjustment in shareholders’ equity.

Cash equivalents consist of investments in high quality investment grade securities within and outside the United States. By policy, the Company limits the amount it can invest with any one issuer. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, short-term certificates of deposit or issuers of high-grade commercial paper.

The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, going forward, the Company will assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates.

Liquidity and Capital Resources

Net cash provided by operating activities was $306.3 million, $67.6 million, and $197.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash provided by operating activities in 2001 increased substantially compared with 2000 reflecting, among other things, the $174.6 million income tax-related payment in 2000 that is described later in this section and year-to-year growth in Moody’s net income of $53.7 million in 2001. In addition, the 2001 increase reflected a deferral of approximately $50 million of U.S. federal income taxes that normally would have been paid during the year; such taxes were paid in January 2002. Moody’s accrued liabilities at December 31, 2001 were $101.5 million higher than at December 31, 2000. In addition to the impact of the income tax deferral, the increase reflected higher accruals for incentive compensation, which were paid in the first quarter of 2002. In addition, accounts receivable at year-end 2001 were $47.4 million higher than the prior year-end, reflecting the high level of fourth quarter 2001 billings. It is anticipated that the majority of these receivables will be collected in the first quarter of 2002. The decrease in cash provided by operating activities in 2000 compared to 1999 was primarily due to a payment of approximately $174.6 million, representing Moody’s 50% share, in connection with an amended tax return filed by Old D&B on May 12, 2000. In addition, payments for incentive compensation in 2000 were higher than in 1999. The $15.0 million increase in accounts receivable in 2000 reflected strong growth in fourth quarter billings.

Net cash used in investing activities was $30.0 million, $33.6 million and $12.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 amount included $15.2 million of investments in international rating agencies. The increase in cash used from 1999 to 2000 was principally due to the acquisition of a financial software products company in January 2000 for $17.4 million. In addition, the Company increased its spending on computer equipment and software development from 1999 to 2000. Capital expenditures, which principally include investments in purchasing, developing and upgrading computer hardware, software and systems, and improvements to owned and leased office facilities, were $14.8 million in 2001, $14.4 million in 2000 and $12.9 million in 1999. Currently, the Company has commitments related to its planned acquisition of KMV for $210 million and contingent payments of up to $5.4 million related to the Company’s investment in Korea Investors Service. See Notes 5, Investments in Affiliates, and 17, Subsequent Event, to the Company’s consolidated financial statements for further detail.

Net cash (used in) provided by financing activities was ($233.0) million, $81.6 million and ($186.4) million for the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 and 2000 amounts consisted primarily of $267.6 million and $71.8 million, respectively, for repurchases of the Company’s common stock under its share repurchase program. These amounts were offset in part by stock option proceeds and related tax benefits of $62.9 million and $12.7 million, respectively. In addition, the 2001 and 2000 amounts included dividends paid of $28.3 million and $7.2 million, respectively. The 2000 amount also included $104.5 million of net proceeds from the private debt placement that was completed in the fourth quarter and distributions made to Old D&B through the Distribution Date. The 1999 amount represents a net distribution to Old D&B.

Pursuant to the Distribution Agreement, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000, the Company issued $300 million of notes in a private placement (the “Notes”). The private placement notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. The cash proceeds from the private placement were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit.

The revolving credit facility (the “Facility”), which was undrawn as of December 31, 2001, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest rates on borrowings under the Facility are based on prevailing short-term rates at the time of such borrowings. As noted below, Moody’s intends to draw down on this Facility to initially fund the planned acquisition of KMV.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the Agreements, of not more than 4 to 1. At December 31, 2001 the Company was in compliance with its debt covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated time frame, an acceleration of the Notes and restrictions on the use of the Facility could occur.

At December 31, 2001 and 2000, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

In February 2002, Moody’s reached a definitive agreement to acquire KMV, a market-based, quantitative credit risk management tools company, in an all cash transaction for $210 million. Moody’s expects the transaction to close by the early part of the second quarter of 2002 and initially to be funded by a combination of cash on hand and its existing $160 million Facility. The Company plans to secure more permanent financing for all or part of the purchase price, in order to retain open bank credit lines and to use its cash flow from operations for share repurchases. The KMV acquisition is subject to a number of closing conditions and there can be no guarantee that the transaction will be consummated or that the Company will be able to successfully integrate the KMV and Moody’s Risk Management Services businesses.

Moody’s expects to have positive operating cash flow, as well as after-tax free cash flow, for fiscal year 2002. The Company currently intends to use the majority of such free cash flow to continue its share repurchase program. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Additional Factors That May Affect Future Results” in this section. In addition, the Company will from time to time consider acquisitions of or investments in complementary businesses, products, services and technologies, which might affect liquidity requirements and cause the Company to pursue additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Additional Factors That May Affect Future Results

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations. If any of the following risks occur, Moody’s business, financial condition, operating results and cash flows could be materially adversely affected.

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 90% of Moody’s revenue in 2001 was derived from ratings, a significant portion of which was related to the issuance of credit sensitive securities issued in the global capital markets. Moody’s enjoyed revenue growth from these sources in 2001 that was substantially greater than its historical averages, principally due to strong issuance volumes driven by the favorable interest rate environment in the U.S. and very strong growth in global structured finance issuance. The Company anticipates that a substantial part of its business will continue to be dependent on the number and dollar volume of debt securities issued in the capital markets. Therefore, the Company’s results could be adversely affected by a reduction of the level of debt issuance.

Unfavorable financial or economic conditions that either reduce investor demand for debt securities or impair issuers’ ability to issue such securities could reduce the number and dollar volume of debt issuance and other transactions for which Moody’s provides ratings services. In addition, increases in interest rates, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, and/or the types of credit-sensitive products being offered. A sustained period of market decline or weakness could also have a material adverse affect on Moody’s business and financial results.

Possible Loss of Market Share through Competition

The markets for credit ratings, research and risk management services are intensely competitive. Moody’s competes on the basis of a number of factors, including quality of ratings, client service, research, reputation, price, geographic scope, range of products and technological innovation. Moody’s faces increasing competition from Standard & Poor’s Credit Market Service, Fitch, local rating agencies in a number of jurisdictions and niche companies that provide ratings for particular types of financial products or issuers (such as A.M. Best Company in the insurance industry). Since Moody’s believes that some of its most significant challenges and opportunities will arise outside the U.S., it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local governments or other institutions.

Introduction of Competing Products or Technologies by Other Companies

The markets for credit rating, research and risk management services are increasingly competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and utilize emerging technological trends is a key factor to maintaining market share. Competitors may develop quantitative methodologies for assessing credit risk that customers and market participants may deem preferable to or more cost-effective than the credit risk assessment methods currently employed by Moody’s.

Increased Pricing Pressure from Competitors and/or Customers

In the credit rating, research and risk management markets, competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and service. Moody’s intends to continue providing the highest quality products and the best service to its customers and the capital markets. However, if its pricing and services are not sufficiently competitive with its current and future competitors, Moody’s may lose market share.

Possible Loss of Key Employees to Investment or Commercial Banks or Elsewhere and Related Compensation Cost Pressures

Moody’s success depends in part upon recruiting and retaining highly skilled, experienced analysts and other professionals. Competition for qualified staff in the financial services industry is intense, and Moody’s ability to attract staff could be impaired if it is unable to offer competitive compensation and other incentives. Investment banks and other competitors for analyst talent may be able to offer higher compensation than Moody’s. Moody’s also may not be able to identify and hire employees outside the U.S. with the required experience or skills to perform sophisticated credit analysis. Moody’s ability to effectively compete will continue to depend, among other things, on its ability to attract new employees and to retain and motivate existing employees.

Exposure to Litigation Related to Moody’s Rating Opinions

Moody’s faces litigation from time to time from parties claiming damages arising from allegedly inaccurate ratings. In addition, as Moody’s international business expands, these types of claims may increase because foreign jurisdictions may not have legal protections comparable to those in the U.S. (such as the First Amendment). These risks often may be difficult to assess or quantify and their existence and magnitude often remains unknown for substantial periods of time.

Potential Emergence of Government-Sponsored Credit Rating Agencies

When governments adopt regulations that require debt securities to be rated, establish criteria for credit ratings or authorize only certain entities to provide credit ratings, the competitive balance among rating agencies and the level of demand for ratings may be negatively affected. Government-mandated ratings criteria may also have the effect of displacing objective assessments of creditworthiness. In these circumstances, issuers may be less likely to base their choice of rating agencies on criteria such as independence and credibility, and more likely to base their choice on their assumption as to which credit rating agency might provide a higher rating, which may negatively affect the Company.

Proposed U.S., Foreign, State and Local Legislation and Regulations, Including Those Relating to Nationally Recognized Statistical Rating Organizations

In the U.S. and other countries, the laws and regulations applicable to credit ratings and rating agencies continue to evolve. Recently there has been discussion in the U.S. regarding study of the regulation of credit rating agencies. Changes in the current U.S. regulatory regime could increase Moody’s costs or change the environment in which Moody’s operates. Failure to maintain governmental authorizations or to comply with local laws and regulations could negatively impact the ability of Moody’s to compete in the U.S. and other jurisdictions.

Multinational Operations

Moody’s maintains offices outside the U.S. and derives a significant portion of its revenue from sources outside the U.S. Operations in several different countries expose Moody’s to a number of legal, economic and regulatory risks such as:

•	changes in legal and regulatory requirements

•	possible nationalization, expropriation, price controls and other restrictive governmental actions

•	restrictions on the ability to convert local currency into U.S. dollars

•	currency fluctuations

•	export and import restrictions, tariffs and other trade barriers

•	difficulty in staffing and managing offices as a result of, among other things, distance, travel, cultural differences and intense competition for trained personnel

•	longer payment cycles and problems in collecting receivables

•	political and economic instability

•	potentially adverse tax consequences

Although such factors have not historically had a material adverse effect on the business, financial condition and results of operations of the Company, any of such factors could have such an effect in the future.

Share Repurchase Program

In October 2000, the Board of Directors of Moody’s Corporation authorized a share repurchase program of up to $250 million, which amount was subsequently increased to $300 million. The program includes both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of share issuance under the company’s employee benefit arrangements. In October 2001, Moody’s Board of Directors authorized special and systematic share repurchases of up to an additional $300 million.

During the fourth quarter of 2001, the Company repurchased 2.1 million shares of its common stock at a total cost of approximately $72 million. For the full year 2001, Moody’s repurchased 8.5 million shares at a total cost of $268 million, bringing total repurchases since program inception to 11.3 million shares at a cost of approximately $340 million. This includes 3.4 million shares, at a cost of approximately $103 million, to offset issuances under Moody’s stock plans. Moody’s anticipates completing the current $300 million share repurchase program by mid-2003.

Contingencies

Moody’s is involved in legal proceedings of a nature considered normal to its business. In the opinion of management, although the outcome of such legal proceedings cannot be predicted with certainty, the ultimate liability of Moody’s in connection with such legal proceedings will not have a material effect on the Company’s results of operations, cash flows or financial position. In addition, Moody’s has certain other contingencies discussed below.

Tax Matters

Pursuant to the Distribution Agreement, New D&B and Moody’s have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the matters described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that one or more of the reviews could be resolved unfavorably. At this time, Moody’s management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect Moody’s results of operations, cash flows or financial position.

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

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, of which 50% was on behalf of Moody’s. IMS Health has informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, New D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Moody’s had previously accrued its anticipated share of the probable liability arising from the utilization of these capital losses.

Information Resources, Inc.

On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants R.H. Donnelley Corporation (“Donnelley”), ACNielsen Company, (a subsidiary of ACNielsen Corporation) and IMS International Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

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

Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of such matter could materially affect Moody’s results of operations, cash flows or financial position. See Note 14 to the Company’s consolidated financial statements, Contingencies, for additional information.

L’Association Francaise des Porteurs d’Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of approximately $2.43 billion plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action.

Dividends

During 2001 and in the fourth quarter of 2000, the Company paid a quarterly dividend of 4.5 cents per share of Moody’s common stock, resulting in dividends paid per share of 18.0 cents in

2001 and 4.5 cents in 2000. Prior to the fourth quarter of 2000, when Moody’s was a subsidiary of Old D&B, the Company did not pay dividends directly to Old D&B shareholders.

In December 2001, the Company’s Board of Directors declared a first quarter 2002 dividend of 4.5 cents per share, payable on March 10, 2002 to shareholders of record on February 28, 2002. The payment and level of cash dividends by Moody’s going forward will be subject to the discretion of the Moody’s Board of Directors.

Common Stock Information

As described above in “Item 1—Business—The Distribution”, the Distribution was completed on September 30, 2000. As of October 3, 2000 the Company’s common stock began trading on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends paid for the periods shown. The number of registered shareholders of record at January 31, 2002 was 5,754.

	Price Per Share
			Dividends Paid
	High	Low	Per Share

From October 3, 2000 through December 31, 2000	$28.88	$22.63	$0.045

2001:

First quarter	$29.11	$25.49	$0.045

Second quarter	$34.85	$26.17	$0.045

Third quarter	$37.00	$30.60	$0.045

Fourth quarter	$41.10	$31.46	$0.045

Year ended December 31, 2001	$41.10	$25.49	$0.180

Fees of Independent Accountants

During 2001, Moody’s incurred $3.7 million for services rendered by PricewaterhouseCoopers (“PwC”), its independent accountants. The aggregate fees of PwC for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2001 and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q during such year were approximately $0.6 million.

PwC did not render professional services to the Company relating to financial information systems design and implementation, for the year ended December 31, 2001.

The aggregate fees for services rendered by PwC to the Company, were approximately $3.1 million (including $0.2 million incurred but not billed in 2001). Approximately one-half of such fees were for consultation on various tax matters of a non-recurring nature, in connection with the Company’s transition to an independent company. The remainder principally related to tax consulting and compliance, expatriate tax services, acquisition reviews and statutory audits of non-U.S. subsidiaries.

It is the intention of the Company in 2002 to substantially reduce the amount of non-audit services provided by PwC and thereafter to minimize the amount of these services from PwC, compatible with their efficient use.

Forward-Looking Statements

Certain statements contained in this Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for Moody’s business and operations that involve a number of risks and uncertainties. The forward-looking statements are made as of the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and management disclaims any duty to update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to nationally recognized statistical rating organizations; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; and the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives. These factors and other risks and uncertainties that could cause Moody’s actual results to differ significantly from management’s expectations, are described in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Factors That May Affect Future Results” and in other reports of the Company filed from time to time with the Securities and Exchange Commission.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information in response to this Item is set forth under the caption "Market Risk" in Part II, Item 7 of this Form 10-K.

ITEM 8.         FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Accountants	24
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2001 and 2000	26
For the years ended December 31, 2001, 2000 and 1999:
Consolidated Statements of Operations	25
Consolidated Statements of Cash Flows	27
Consolidated Statements of Shareholders' Equity	28
Notes to Consolidated Financial Statements	29-39

     Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

Report of Independent Accountants

To the Shareholders and the Board of Directors of Moody’s Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Moody’s Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 4, 2002

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Year Ended December 31,

	2001	2000	1999

Revenue	$796.7	$602.3	$564.2

Expenses

Operating	239.6	189.6	183.6

Selling, general and administrative	141.6	107.6	97.2

Depreciation and amortization	17.0	16.6	13.0

Total expenses	398.2	313.8	293.8

Operating income	398.5	288.5	270.4

Interest expense, net	(16.5)	(3.6)	—

Gain on sale of business	—	—	9.2

Other non-operating expense, net	(0.1)	(0.9)	(0.7)

Non-operating (expense) income, net	(16.6)	(4.5)	8.5

Income before provision for income taxes	381.9	284.0	278.9

Provision for income taxes	169.7	125.5	123.3

Net income	$212.2	$158.5	$155.6

Earnings per share

Basic	$1.35	$0.98	$0.96

Diluted	$1.32	$0.97	$0.95

Weighted average shares outstanding

Basic	157.6	161.7	162.3

Diluted	160.2	163.0	164.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in millions, except per share data)

	December 31,

	2001	2000

Assets

Current assets:

Cash and cash equivalents	$163.2	$119.1

Accounts receivable, net of allowances of $27.3 in 2001 and $24.4 in 2000	148.4	101.0

Other current assets	59.6	57.5

Total current assets	371.2	277.6

Property and equipment, net	42.9	43.4

Prepaid pension costs	57.2	53.8

Intangibles assets, net	10.3	13.7

Other assets	23.8	9.8

Total assets	$505.4	$398.3

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$236.9	$135.4

Deferred revenue	122.4	101.4

Total current liabilities	359.3	236.8

Non-current portion of deferred revenue	19.8	16.3

Notes payable	300.0	300.0

Other liabilities	130.4	127.7

Total liabilities	809.5	680.8

Commitments and contingencies (Notes 13 and 14)

Shareholders’ equity:

Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $.01 per share; 400,000,000 shares authorized; 171,451,136 shares issued and outstanding at December 31, 2001 and 2000	1.7	1.7

Capital surplus	43.7	7.9

Accumulated deficit	(39.3)	(223.2)

Treasury stock, at cost; 17,043,168 and 11,040,266 shares of common stock at December 31, 2001 and 2000, respectively	(307.5)	(67.0)

Cumulative translation adjustment	(2.7)	(1.9)

Total shareholders’ equity	(304.1)	(282.5)

Total liabilities and shareholders’ equity	$505.4	$398.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities

Net income	$212.2	$158.5	$155.6

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	17.0	16.6	13.0

Deferred income taxes	(0.8)	(2.3)	7.3

Loss on disposal of property and equipment	0.6	0.3	—

Impairment of investments in affiliates	3.4	—	—

Gain on sale of business	—	—	(9.2)

Changes in assets and liabilities:

Accounts receivable	(47.6)	(14.6)	13.7

Other current assets	(3.7)	28.3	(4.6)

Prepaid pension costs	(3.4)	(4.1)	(1.9)

Other assets	(2.9)	0.9	(2.0)

Accounts payable and accrued liabilities	101.6	(138.6)	20.7

Deferred revenue	24.8	16.2	14.3

Other liabilities	5.1	6.4	(9.2)

Net cash provided by operating activities	306.3	67.6	197.7

Cash flows from investing activities

Net capital additions	(14.8)	(14.4)	(12.9)

Acquisitions and investments in affiliates	(15.2)	(17.4)	—

Other	—	(1.8)	0.9

Net cash used in investing activities	(30.0)	(33.6)	(12.0)

Cash flows from financing activities

Proceeds from issuance of notes	—	300.0	—

Net proceeds from stock plans	62.9	12.7	—

Cost of treasury shares repurchased	(267.6)	(71.8)	—

Payment of dividends	(28.3)	(7.2)	—

Net distributions to Old D&B	—	(152.1)	(186.4)

Net cash (used in) provided by financing activities	(233.0)	81.6	(186.4)

Effect of exchange rate changes on cash	0.8	0.1	0.1

Increase (decrease) in cash and cash equivalents	44.1	115.7	(0.6)

Cash and cash equivalents, beginning of the period	119.1	3.4	4.0

Cash and cash equivalents, end of the period	$163.2	$119.1	$3.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in millions)

	Common Stock				Cumulative	Treasury Stock		Total
			Capital	Accumulated	Translation			Shareholders'	Comprehensive
	Shares	Amount	Surplus	Deficit	Adjustment	Shares	Amount	Equity	Income

Balance at January 1, 1999	171.5	$1.7	$—	$(191.6)	$(2.7)	(6.4)	$—	$(192.6)

Net income				155.6				155.6	$155.6

Currency translation adjustment					0.3			0.3	0.3

Net change in Old D&B treasury stock						(4.2)	—	—

Net distributions to Old D&B				(186.4)				(186.4)

Comprehensive income									155.9

Balance at December 31, 1999	171.5	1.7	—	(222.4)	(2.4)	(10.6)	—	(223.1)

Net income				158.5				158.5	158.5

Dividends paid				(7.2)				(7.2)

Net proceeds from stock plans			12.7					12.7

Net change in Old D&B treasury stock prior to the Distribution Date						1.6	—	—

Net treasury stock activity after the

Distribution Date			(4.8)			(2.0)	(67.0)	(71.8)

Currency translation adjustment					0.5			0.5	0.5

Net distributions to Old D&B				(152.1)				(152.1)

Comprehensive income									159.0

Balance at December 31, 2000	171.5	1.7	7.9	(223.2)	(1.9)	(11.0)	(67.0)	(282.5)

Net income				212.2				212.2	212.2

Dividends paid				(28.3)				(28.3)

Net proceeds from stock plans			62.9					62.9

Net treasury stock activity			(27.1)			(6.0)	(240.5)	(267.6)

Currency translation adjustment					(0.8)			(0.8)	(0.8)

Comprehensive income									$211.4

Balance at December 31, 2001	171.5	$1.7	$43.7	$(39.3)	$(2.7)	(17.0)	$(307.5)	$(304.1)

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA

Note 1 Description of Business and Basis of Presentation

Moody’s Corporation (“Moody’s” or the “Company”), a global credit rating, research and risk analysis firm, publishes credit opinions, research and ratings on fixed-income securities, issuers of securities and other credit obligations. The Company publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. The Company also publishes investor-oriented credit research including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. Moody’s Risk Management Services develops and distributes credit risk assessment software used by banks and other financial institutions in their commercial lending, portfolio management and other activities. It also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services.

The Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”) until September 30, 2000 (the “Distribution Date”), when Old D&B separated into two publicly traded companies—Moody’s Corporation and The New D&B Corporation (“New D&B”). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company (the “D&B Business”). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and risk management services (the “Moody’s Business”) and was renamed “Moody’s Corporation.” The method by which Old D&B distributed its shares is hereinafter referred to as “the Distribution.”

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

Pursuant to the terms of the Distribution Agreement, the Company retained all of the assets and liabilities related to the Moody’s Business and New D&B retained all of the assets and liabilities related to the D&B Business. Prior to the Distribution Date, Old D&B provided certain centralized services to the Company, the cost of which was allocated to the Company. Management believes these allocations were reasonable; however, the costs of these services are not necessarily indicative of the costs that would have been incurred if the Company had performed or obtained these services as a separate entity. These allocations, included in the consolidated statements of operations, were $13.3 million in 2000 and $17.2 million in 1999. The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include those of Moody’s Corporation and all its subsidiaries. The effects of all intercompany transactions have been eliminated. The Company generally consolidates all majority-owned and controlled subsidiaries. Investments in companies over which the Company has significant influence but not a controlling interest are carried on an equity basis. Investments for which the Company does not have the ability to exercise significant influence over operating and financial policies are carried at cost. See Note 5 for a description of the Company’s investments in affiliates.

Cash and Cash Equivalents

Cash equivalents principally consist of money market funds, short-term certificates of deposit and commercial paper with maturity periods of three months or less when purchased. Approximately $152 million and $88 million, respectively, were cash equivalents at December 31, 2001 and 2000. Interest income on cash and cash equivalents was $6.5 million and $2.2 million, respectively, for the years ended December 31, 2001 and 2000.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, typically three to ten years for computer equipment and office furniture and fixtures and seven to forty years for buildings and building improvements. Expenditures for maintenance and repairs that do not extend the economic useful life of the related assets are charged to expense as incurred. Gains and losses on disposals of property and equipment are reflected in the consolidated statements of operations. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the improvement.

Computer Software

Costs for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These assets, included in other assets in the consolidated balance sheets, primarily relate to the development of credit risk assessment software to be licensed to customers. The capitalized costs generally consist of professional services provided by third parties and compensation costs of employees that develop the software. These costs are amortized on a straight-line basis over three years, which approximates their useful life, and are reported at the lower of unamortized cost or net realizable value. At December 31, 2001 and 2000, the amounts included in other assets were $6.0 million and $4.7 million, respectively, net of accumulated amortization of $5.5 million and $4.4 million, respectively.

The Company capitalizes costs related to software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These assets, included in property and equipment in the consolidated balance sheets, relate to the Company’s accounting, product delivery and other systems. Such costs generally consist of direct costs of third party license fees, professional services provided by third parties and employee compensation, in each case incurred either during the application stage or in connection with upgrades and enhancements that increase functionality. Such costs are depreciated over their estimated useful lives, generally three to five years. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.

Long-Lived Assets

Long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may be impaired. If the estimated undiscounted future cash flows are lower than the carrying amount of the asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset.

Intangible Assets

Goodwill of $6.0 million and $8.5 million at December 31, 2001 and 2000, respectively, net of accumulated amortization of $5.3 million and $3.2 million, respectively, represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses and is amortized on a straight-line basis over five to ten years. Other intangible assets of $4.3 million and $5.2 million at December 31, 2001 and 2000, respectively, net of accumulated amortization of $1.8 million and $0.9 million, arose through acquisitions of businesses and are being amortized over their estimated useful lives, generally five to seven years.

At each balance sheet date, the Company reviews the recoverability of goodwill and intangible assets based on estimated undiscounted future cash flows from operating activities compared with the carrying value, and recognizes any impairment on the basis of such comparison. For the years ended December 31, 2001 and 2000, no goodwill impairments were recognized.

Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for purchase business combinations. Among other things, the goodwill described above will no longer be amortized. See a further description of this statement under the “Recently Issued Accounting Pronouncements” section of this Note 2.

Employee Benefit Plans

Pension benefits and postretirement healthcare and life insurance benefits earned by employees during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” As such, revenue is recognized when an agreement exists, the services have been provided and accepted by the customer, fees are determinable and the collection of resulting receivables is considered probable.

Revenue attributed to ratings of issued securities is generally recognized when the rating is issued. Revenue attributed to monitoring activities is recognized over the period in which the related monitoring is performed, which is generally one year and can be up to 30 years in certain cases, particularly related to commercial mortgage-backed securities.Revenue related to annual fees for areas such as frequent issuer program arrangements and commercial paper programs is generally recognized over the contract term, which is principally one year. In recognizing revenue related to ratings, Moody’s uses judgments to match billed revenue with services to be provided in the future. These judgments are generally not dependent on the outcome of future uncertainties, but rather relate to allocating revenue across accounting periods.

Revenue from sales of research products and from risk management services subscription products is recognized over the related subscription period, which is principally one year. Revenue from sales of risk management services software is generally recognized at the time the product is shipped to customers, as the Company’s obligations are complete. Related maintenance revenue is recognized over the maintenance period, which is generally one year.

Amounts billed in advance of providing the related products or services are credited to deferred revenue and reflected in revenue when earned. The consolidated balance sheets reflect as current deferred revenue amounts that are expected to be recognized within one year of the balance sheet date, and as non-current deferred revenue amounts that are expected to be recognized over periods greater than one year. Non-current deferred revenue principally reflects monitoring fees for commercial mortgage-backed securities that are billed when the related rating is issued.

Accounts Receivable Allowances

Moody’s records as reductions of revenue provisions for estimated future adjustments to customer billings, based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance; adjustments to and write-offs of receivables are charged against the allowance. Moody’s evaluates its estimates on a regular basis and makes adjustments to its provisions and the accounts receivable allowance as considered appropriate.

Selling, General and Administrative Expense

Selling, general and administrative expense is charged to income as incurred. This expense includes such items as compensation for officers and corporate staff and compensation and other expenses related to sales of products. It also includes items such as office rent, business insurance, professional fees and gains and losses from sales and disposals of assets. 2001 selling, general and administrative expense included unusual costs of approximately $5.0 million for severance, legal fees and other costs related to the Company’s legal settlement with the Department of Justice in April 2001 and $6.0 million related to charitable contributions and initial funding for the newly formed Moody’s Foundation.

Foreign Currency Translation

For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these operations, currency translation adjustments are accumulated in a separate component of shareholders’ equity. Realized transaction gains and losses are reflected in other non-operating expense, net. Transaction losses were $0.1 million, $0.9 million and $0.7 million in 2001, 2000 and 1999, respectively.

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts. The required disclosures have been included in the consolidated statements of shareholders’ equity. The net effect of income taxes on comprehensive income was not significant for any period presented.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

Prior to the Distribution, the Company was included in the federal and certain state income tax returns of Old D&B; however, the provision for income taxes for each of the years ended December 31, 2000 and 1999 has been calculated on a separate-company basis. Moody’s share of income taxes paid by Old D&B through the Distribution Date have been reflected in the consolidated statements of shareholders’ equity as net distributions to Old D&B.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents and trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. The fair value of the Company’s long-term notes payable is estimated using discounted cash flow analyses based on the prevailing interests rates available to the Company. The carrying amount and fair value of the notes payable at December 31, 2001 were $300.0 million and $324.3 million, respectively. At December 31, 2000, the fair value of the Company’s notes payable approximated the carrying value of $300 million. See Note 10, Indebtedness.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables.

Cash equivalents consist of investments in high quality investment grade securities within and outside the United States. By policy, the Company limits the amount it can invest with any one issuer. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, short-term certificates of deposit or issuers of high-grade commercial paper. As of December 31, 2001, the Company did not maintain any derivative investments or engage in any hedging activities.

Credit is extended to customers based on an evaluation of their financial condition. No customer accounted for 10% or more of accounts receivable at December 31, 2001 or 2000.

Earnings Per Share of Common Stock

In accordance with SFAS No. 128, “Earnings per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the reporting period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation of investments in affiliates, long-lived and intangible assets and goodwill, stock options, and depreciation and amortization rates for property and equipment, goodwill, other intangible assets and computer software.

Recently Issued Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. It requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001.

The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company has considered the provisions of SFAS Nos. 141 and No. 142 and does not expect that adoption of these pronouncements will have a material impact on its financial statements.

Note 3 Reconciliation of Weighted Average Shares Outstanding

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	2001	2000	1999

Weighted average number of shares—Basic	157.6	161.7	162.3

Dilutive effect of shares issuable under stock option, restricted stock and performance share plans	2.6	1.3	2.0

Weighted average number of shares—Diluted	160.2	163.0	164.3

Options to purchase 0.1 million, 8.0 million and 3.0 million shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock during the applicable period.

Note 4 Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,

	2001	2000

Land, building and building improvements	$23.9	$24.1

Office and computer equipment	41.5	38.4

Office furniture and fixtures	15.2	14.2

Internal-use computer software	14.0	10.1

Leasehold improvements	28.8	28.6

Property and equipment, at cost	123.4	115.4

Less: accumulated depreciation and amortization	(80.5)	(72.0)

Property and equipment, net	$42.9	$43.4

The consolidated statements of operations reflect depreciation and amortization expense related to the above assets of $11.7 million, $11.6 million and $11.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 5 Investments in Affiliates

The company maintains investments in non-U.S. credit rating agencies in Argentina, Korea, India and Chile. It accounts for these investments using the cost or equity method, depending on the level of influence the Company is able to exert over the operations of the investee. A summary of the significant investments follows.

Argentina

From 1999 through 2001, the Company made equity investments totaling $4.4 million in two Argentine rating agencies. In January 2002, the Argentine government announced the creation of a dual currency system in which certain transactions would be settled at an expected fixed exchange rate of 1.4 Argentine pesos to one U.S. dollar, while non-qualifying transactions would be settled using a free floating market exchange rate. In February 2002, the Argentine government announced a shift to a single free floating market exchange rate. From 1991 until the date of the announcement, the Argentine peso had been pegged to the U.S. dollar at the rate of one to one.

Given the significant adverse change in the economic climate in Argentina, the Company determined that the Argentine ratings businesses, their future cash flows and operations were materially impacted and that this was not a temporary change. Therefore, the recoverability of these investments was reviewed based on a comparison of carrying value to fair value, which was calculated using estimated future discounted cash flows of the businesses. Based on that review, it was determined that the fair values of these investments were $3.4 million less than the aggregate carrying value; this amount was charged to expense in the fourth quarter of 2001.

Korea

In August 1998, the Company made a 10% cost-basis investment in Korea Investors Service (“KIS”), a Korean rating agency. In December 2001, the Company entered into a definitive agreement to increase its investment to just over 50%, at a cost of $9.6 million with contingent payments of up to $5.4 million based on future earnings of KIS. The purchase price of $9.6 million was held in escrow pending regulatory approval in Korea, which was received in January 2002.

The investment was recorded at cost through December 31, 2001; starting in January 2002, the Company will consolidate the results of KIS in its financial statements.

India

In August 1998, the Company made an 11% cost-basis investment in ICRA Limited, an Indian rating agency. In September 2001, the Company increased its investment to 21%, at a cost of $1.3 million, and started accounting for its investment under the equity method.

Note 6 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,

	2001	2000

Accounts payable	$6.1	$3.4

Accrued income taxes (see Note 9)	67.2	16.5

Accrued compensation and benefits	111.9	68.9

Other	51.7	46.6

Total	$236.9	$135.4

Note 7 Pension and Post-Retirement Benefits

Moody’s maintains defined benefit pension plans in which substantially all U.S. employees of the Company are eligible to participate. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees.

Prior to the Distribution, the Company’s employees participated in Old D&B’s pension and post-retirement benefit plans. The Company accounted for its participation in these Old D&B plans as multi-employer plans. Accordingly, through the Distribution Date, the Company recorded pension and post-retirement benefit costs as allocated by Old D&B. The amounts of these allocations were insignificant for the years ended December 31, 2000 and 1999. Effective at the Distribution Date, Moody’s assumed responsibility for pension and post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

Following is a summary of the activity related to these benefit plans for the period from the Distribution Date through December 31, 2000 and for the year ended December 31, 2001, as well as the status of the plans at December 31, 2001:

	Pension		Other Post-
	Plans		Retirement Plans

	2001	2000	2001	2000

Change in benefit obligation

Projected benefit obligation, beginning of the period	$(31.2)	$(30.9)	$(3.4)	$(3.2)

Service cost	(4.4)	(1.1)	(0.4)	(0.1)

Interest cost	(2.4)	(0.6)	(0.2)	—

Benefits paid	0.2	—	—	—

Plan amendment	(1.6)	—	—	—

Actuarial gain/(loss)	(1.2)	1.4	(0.6)	(0.1)

Assumption change	(0.6)	—	—	—

Projected benefit obligation, end of the period	$(41.2)	$(31.2)	$(4.6)	$(3.4)

Change in plan assets

Fair value of plan assets	$84.5	$88.0	$—	$—

Actual return on plan assets	(5.1)	(3.5)	—	—

Fair value of plan assets	$79.4	$84.5	$—	$—

Reconciliation of funded status to total amount recognized

Funded status of the plan	$38.2	$53.3	$(4.6)	$(3.4)

Unrecognized actuarial (gain)/loss	11.6	(3.0)	0.6	0.1

Unrecognized prior service cost	2.3	0.7	—	—

Additional minimum liability	(0.5)	—	—	—

Net amount recognized	$51.6	$51.0	$(4.0)	$(3.3)

Amounts recognized in the consolidated balance sheet

Prepaid pension cost	$56.7	$53.8	$—	$—

Pension and postretirement benefits liability	(5.1)	(2.8)	(4.0)	(3.3)

Intangible asset	0.5	—	—	—

Net amount recognized	$52.1	$51.0	$(4.0)	$(3.3)

Components of net periodic (income) expense

Service cost	$4.4	$1.1	$0.4	$0.1

Interest cost	2.4	0.6	0.2	—

Expected return on plan assets	(8.3)	(2.1)	—	—

Amortization of net loss from earlier periods	0.3	—	—	—

Amortization of unrecognized prior service costs	0.1	—	—	—

Net periodic (income) expense	$(1.1)	$(0.4)	$0.6	$0.1

The following assumptions were used in determining the benefit obligation and net periodic pension (income) expense for the period from the Distribution Date through December 31, 2000 and for the year ended December 31, 2001:

	Pension		Other Post-
	Plans		Retirement Plans

	2001	2000	2001	2000

Weighted average discount rate	7.25%	7.50%	7.25%	7.50%

Rate of increase in future compensation	4.41%	3.91%	—	—

Expected return on plan assets	9.75%	9.75%	—	—

For post-retirement benefit plan measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.0% through 2009 and remain at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage-		One Percentage-
	Point Increase		Point Decrease

	2001	2000	2001	2000

Effect on benefit obligation at end of period	$0.4	$0.3	$(0.4)	$(0.3)

Effect on total service and interest costs	$0.1	—	—	—

Profit Participation Plan

Moody’s has a profit participation plan (the “Plan”) covering substantially all U.S. employees. The Plan provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay, subject to the federal limit. Moody’s contributes an amount equal to 50% of employee contributions, with Moody’s contribution limited to 3% of the employee’s pay. Moody’s also makes additional contributions to the Plan that are based on growth in the Company’s earnings per share. Prior to the Distribution, employees of Moody’s participated in the profit participation plan of Old D&B and the Company accounted for its participation in that plan as a multi-employer plan. Expense associated with these plans was $11.1 million, $3.5 million and $2.8 million in 2001, 2000 and 1999, respectively.

Note 8 Stock-Based Compensation Plans

Prior to the Distribution, certain employees of Moody’s received grants of Old D&B stock options under Old D&B’s 1998 Key Employees’ Stock Option Plan (the “1998 Plan”). At the Distribution Date, all unexercised Old D&B stock options held by Moody’s employees were converted into separately exercisable options to acquire Moody’s common stock and separately exercisable options to acquire New D&B common stock, such that each option had the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price, and the same vesting provisions, option periods and other terms and conditions applicable prior to the Distribution. Old D&B stock options held by employees and retirees of Old D&B were converted in the same manner. Immediately after the Distribution, the 1998 Plan was amended and adopted by the Company.

Under the 1998 Plan, 16,500,000 shares of the Company’s common stock were reserved for issuance. The 1998 Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the 1998 Plan is determined by the Board of Directors at the date of the grant and generally ranges from one to five years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. For incentive stock options granted to a shareholder of more than 10% of the Company’s outstanding stock, the exercise price per share cannot be less than 110% of the fair market value of the Company’s common stock at the date of grant.

The 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”) was approved by the Board of Directors in February 2001 and approved by shareholders in April 2001. Under the 2001 plan, 5,800,000 shares of common stock have been reserved for issuance. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The 2001 Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the 2001 Plan is determined by the Board of directors at the date of the grant. Unlike the 1998 Plan, the 2001 Plan also provides that consultants to the Company or any of its subsidiaries are eligible to be granted options. There were no options outstanding under the 2001 Plan at December 31, 2001.

Under the 1998 and 2001 Plans, key employees of the Company may be granted shares of common stock (“Performance Shares”) based on the achievement of revenue growth goals or other operating objectives. At the end of the performance period, Company performance at target will yield the targeted amount of shares, whereas Company performance above or below target will yield larger or smaller share awards, respectively. As a result of the Distribution, Performance Share grants relating to the Company’s revenue performance for 1999 and 2000 were converted such that the employees would receive a combination of Moody’s shares and cash in lieu of New D&B shares. In 2001, approximately 100,000 shares of Moody’s common stock were awarded based on the Company’s revenue performance for 1999 and 2000. Cash payments aggregating $2.5 million were made in lieu of New D&B shares. There were no new Performance Share grants in 2001. The Company recorded compensation expense relating to performance share grants of $4.6 million in 2000 and $11.5 million in 1999. No such expense was recorded in 2001.

The Company also maintains a plan for its Board of Directors, the 1998 Directors Plan (the “Directors Plan”), which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. Under the Directors Plan, 400,000 shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors Plan.

In February 2002, employees and directors of the Company were granted 3.5 million options under the 1998 Plan and the Directors Plan. Option grants under the above plans in 2001 were not material.

SFAS No. 123, “Accounting for Stock-Based Compensation” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations and disclose pro forma net income and earnings per share assuming that the fair value method had been applied. Moody’s has elected to continue applying APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company’s fixed stock option plans.

Had compensation expense for Moody’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Year Ended December 31,

	2001	2000	1999

Net income:
As reported	$212.2	$158.5	$155.6
Pro forma	$202.9	$151.8	$153.2

Basic earnings per share:
As reported	$1.35	$0.98	$0.96
Pro forma	$1.29	$0.94	$0.94

Diluted earnings per share:
As reported	$1.32	$0.97	$0.95
Pro forma	$1.27	$0.93	$0.93

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The pro forma net income and earnings per share amounts for periods prior to the Distribution Date relate to the fair value of the Old D&B options held by Moody’s employees. Pro forma amounts subsequent to the Distribution Date relate to Moody’s options held by Moody’s employees and New D&B employees and retirees and reflect an increase in fair value due to changes in assumptions for Moody’s stock options. Post-distribution, such increase is reflected in income immediately for vested options and spread over the remaining vesting period for converted unvested options. 2001 and 2000 pro forma net income includes charges of $2.5 million and $2.4 million, respectively, relating to New D&B employees and retirees.

The weighted average fair value of Moody’s options granted in 2001 was $9.38. The weighted average fair value of Moody’s options granted after the Distribution Date in 2000 was $8.20. The weighted average fair value of Old D&B options granted prior to the Distribution Date was $8.66 in 2000 and $8.78 in 1999.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model, with the following weighted average assumptions:

		2000

		After	Conversion at
	2001	Distribution	Distribution

Expected dividend yield	0.56%	0.72%	0.72%

Expected stock volatility	25%	25%	25%

Risk-free interest rate	4.27%	5.94%	5.79%

Expected holding period	4.5 yrs	4.5 yrs	3.0 yrs

In 2000 prior to the distribution and in 1999, the following weighted average assumptions were used: expected dividend yield of 2.40% in both periods, expected stock volatility of 30% in both periods, risk-free interest rate of 6.69% and 6.41%, respectively, and expected holding period of five years in both periods.

Changes in stock options for the three years ended December 31, 2001 are summarized below:

		Weighted
	Number	Average
	Outstanding	Exercise Price

Options outstanding, December 31, 1998	4.4	$25.87

Granted	1.2	29.22

Exercised	(0.4)	20.56

Surrendered or retired	(0.1)	30.63

Options outstanding, December 31, 1999	5.1	26.98

Granted	0.4	28.53

Exercised	(0.2)	22.37

Surrendered or retired	(0.5)	29.40

Options outstanding, September 30, 2000	4.8	17.99

Options converted, October 1, 2000	14.8	19.94

Granted	5.5	27.87

Exercised	(0.6)	15.36

Surrendered or retired	(0.4)	23.13

Options outstanding, December 31, 2000	19.3	22.30

Granted	0.1	34.77

Exercised	(2.5)	17.04

Surrendered or retired	(2.2)	24.24

Options outstanding, December 31, 2001	14.7	$23.00

Option activity for the period from December 31, 1998 through September 30, 2000 reflects Old D&B options that were held by employees of Moody’s. The options converted at October 1, 2000 reflect the conversion of all Old D&B options, including both those held by employees of Moody’s and those held by employees and retirees of New D&B, into separately exercisable options to acquire common stock of Moody’s as described above.

Below is a summary of options held by Moody’s employees and by New D&B employees and retirees as of each date:

		New D&B
	Moody's	Employees
	Employees	and Retirees

Options outstanding at:

October 1, 2000	4.8	10.0

December 31, 2000	10.2	9.1

December 31, 2001	8.6	6.1

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding

		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price

$14.54–$21.96	5.7	4.5	$18.15

$21.98–$27.59	4.6	7.2	$23.92

$28.13–$36.50	4.4	8.7	$28.21

Total	14.7

	Options Exercisable

		Weighted
	Number	Average
Range of Exercise Prices	Exercisable	Exercise Price

$14.54–$21.96	4.7	$17.76

$21.98–$27.59	0.2	$24.01

$28.13–$36.50	1.2	$28.13

Total	6.1

Note 9 Income Taxes

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,

	2001	2000	1999

Current:

Federal	$102.4	$81.7	$77.8

State and local	49.3	42.7	36.6

Non U.S.	16.5	3.6	1.6

Total current	168.2	128.0	116.0

Deferred:

Federal	1.2	(1.6)	4.8

State and local	0.5	(0.9)	2.6

Non U.S.	(0.2)	—	(0.1)

Total deferred	1.5	(2.5)	7.3

Total provision for income taxes	$169.7	$125.5	$123.3

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2001	2000	1999

U.S. statutory tax rate	35.0%	35.0%	35.0%

State and local taxes, net of federal tax benefit	8.5	9.5	9.2

U.S. taxes on foreign income	1.0	—	—

Other	(0.1)	(0.3)	—

Effective tax rate	44.4%	44.2%	44.2%

Income taxes paid were $98.6 million, $206.0 million and $116.0 million in 2001, 2000 and 1999, respectively.

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2001	2000

Deferred tax assets:

Current:

Accounts receivable allowances	$12.2	$11.5

Accrued compensation and benefits	4.4	4.1

Other accrued liabilities	1.4	3.8

Total current	18.0	19.4

Non-current:

Depreciation and amortization	4.7	3.8

Accrued compensation and benefits	3.3	3.4

Other	6.6	5.3

Total non-current	14.6	12.5

Total deferred tax assets	32.6	31.9

Deferred tax liabilities, non-current:

Pension plans	(25.4)	(24.5)

Amortization of capitalized software	(2.9)	(1.5)

Other	(0.1)	(0.5)

Total deferred tax liabilities	(28.4)	(26.5)

Net deferred tax asset	$4.2	$5.4

The current deferred tax assets, as well as prepaid taxes of $26.4 million and $28.5 million at December 31, 2001 and 2000, respectively, are included in other current assets in the consolidated balance sheets. Non-current deferred tax liabilities, net of non-current deferred tax assets, are included in other liabilities. Management has determined, based on the Company’s history of prior and current levels of operating earnings, that no valuation allowance for deferred tax assets should be provided as of December 31, 2001 and 2000.

At December 31, 2001, undistributed earnings of non-U.S. subsidiaries aggregated $26.1 million. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal and foreign income taxes payable, net of foreign tax credits, would be $1.0 million.

Note 10 Indebtedness

Pursuant to the Distribution Agreement, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. Interest paid under the Notes was $22.6 million for the year ended December 31, 2001; no interest was paid in 2000.

The revolving credit facility (the “Facility”), which was undrawn as of December 31, 2001, consists of an $80 million 5-year facility, which expires in September 2005 and an $80 million 364-day facility, which expires in September 2002. Interest on outstanding borrowings is payable monthly at rates of interest that are based on prevailing short-term interest rates at the time of such borrowings. No interest was paid under the Facility for the year ended December 31, 2001. Interest paid under the Facility for the year ended December 31, 2000 was $0.1 million.

The Notes and the Facility contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens, and require the Company to maintain certain financial ratios. The Notes and the Facility also contain financial covenants which, among other things require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the Agreements, of not more than 4 to 1.

Note 11 Acquisition and Divestiture

On January 27, 2000, the Company acquired the net assets of a financial software products company for $17.4 million in cash. The acquisition was accounted for using the purchase method of accounting for business combinations from the date of acquisition. The purchase price was allocated based on estimated fair values of the acquired assets at the date of acquisition, which resulted in acquired goodwill, other intangibles including customer relationships and covenants not to compete, and capitalized software aggregating $16.6 million. These amounts are being amortized on a straight-line basis over three to seven years.

In July 1998, Moody’s sold its Financial Information Services business (“FIS”), which was engaged in the publishing of historical financial information. Moody’s received $26.5 million at the sale date and recorded a pre-tax gain of $12.6 million. During the third quarter of 1999, certain agreements related to the sale of FIS expired or were completed. As a result, estimated liabilities established at the time of the divestiture in connection with these agreements, determined to be no longer required, were adjusted, resulting in a pre-tax gain of $9.2 million.

Note 12 Capital Stock

Authorized Capital Stock

The total number of shares of all classes of stock that the Company has authority to issue under its Restated Certificate of Incorporation is 420,000,000 shares with a par value of $0.01, of which 400,000,000 shares represent shares of common stock, 10,000,000 shares represent shares of preferred stock and 10,000,000 shares represent shares of series common stock. The preferred stock and series common stock can be issued with varying terms, as determined by the Board of Directors.

Rights Agreement

The Company has a Rights Agreement designed to protect its shareholders in the event of unsolicited offers to acquire the Company and coercive takeover tactics that, in the opinion of the Board of Directors, could impair its ability to represent shareholder interests. Under the Rights Agreement, each share of common stock has a right that trades with the stock until the right becomes exercisable. Each right entitles the registered holder to purchase 1/1000 of a share of a series A junior participating preferred stock, par value $0.01 per share, at a price of $100 per 1/1000 of a share, subject to adjustment. The rights will generally not be exercisable until a person or group (“Acquiring Person”) acquires beneficial ownership of, or commences a tender offer or exchange offer that would result in such person or group having beneficial ownership of, 15% or more of the outstanding common stock at such time.

In the event that any person or group becomes an Acquiring Person, each right will thereafter entitle its holder (other than the Acquiring Person) to receive, upon exercise and payment, shares of stock having a market value equal to two times the exercise price in the form of the Company’s common stock or, where appropriate, the Acquiring Person’s common stock. The rights are not currently exercisable, as no shareholder is currently an Acquiring Person. The Company may redeem the rights, which expire in June 2008, for $0.01 per right, under certain circumstances, including for a Board approved acquirer either before the acquirer becomes an Acquiring Person or during the window period after the triggering event.

Share Repurchase Program

In October 2000, the Board of Directors of Moody’s Corporation authorized a share repurchase program of up to $250 million; this amount was subsequently increased to $300 million. The program includes both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of share issuance under the Company’s employee benefit arrangements. In October 2001, Moody’s Board of Directors authorized share repurchases of up to an additional $300 million.

For the year ended December 31, 2001, Moody’s repurchased 8.5 million shares of its common stock at a total cost of $268 million, bringing total repurchases since program inception to 11.3 million shares at a cost of approximately $340 million. This includes 3.4 million shares, at a cost of approximately $103 million, to offset issuances under Moody’s stock plans. Moody’s anticipates completing the current $300 million share repurchase program by mid-2003.

Dividends

During 2001 and in the fourth quarter of 2000, the Company paid a quarterly dividend of 4.5 cents per share of Moody’s common stock. In December 2001, the Company’s Board of Directors declared a first quarter 2002 dividend of 4.5 cents per share, payable on March 10, 2002 to shareholders of record on February 28, 2002.

Note 13 Lease Commitments

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next eleven years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next six years. Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $8.0 million, $7.1 million and $5.6 million, respectively. Rent expense for 2001, 2000 and 1999 was net of sublease rental income of $1.0 million in each year related to a facility utilized by FIS, which was sold in July 1998.

The approximate minimum rent for operating leases that have remaining noncancelable lease terms in excess of one year at December 31, 2001, net of sublease rental commitments, are as follows:

Year Ended December 31,

2002	$7.7

2003	6.8

2004	5.7

2005	4.3

2006	4.0

Thereafter	3.7

Total minimum lease payments	$32.2

Note 14 Contingencies

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

Information Resources, Inc.

On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation and, as discussed below, now known as R.H. Donnelley Corporation (“Donnelley”), A.C. Nielsen Company (a subsidiary of ACNielsen Corporation) and IMS International, Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

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

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of approximately $2.43 billion plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action.

Tax Matters

Pursuant to the Distribution Agreement, New D&B and Moody’s have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. It is possible that additional liabilities may be proposed by tax authorities as a result of these reviews and that some of the reviews could be resolved unfavorably. At this time, Moody’s management is unable to predict the extent of such reviews, the outcome thereof or whether the resolution of these matters could materially affect Moody’s results of operations, cash flows or financial position.

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

Pursuant to a series of agreements, IMS Health and Nielsen Media Research are jointly and severally liable to pay one-half, and R.H. Donnelley Corporation (“Donnelley”) the other half, of any payments for taxes and accrued interest arising from this matter and certain other potential tax liabilities after Donnelley pays the first $137 million.

In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement whereby Old D&B assumed all potential liabilities of Donnelley arising from these tax matters and agreed to indemnify Donnelley in connection with such potential liabilities.

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000, of which 50% was on behalf of Moody’s. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing. Notwithstanding the filing and payment, New D&B is contesting the IRS’s formal assessment and would also contest the assessment of amounts, if any, in excess of the amounts paid. Moody’s had previously accrued its anticipated share of the probable liability arising from the utilization of these capital losses.

Note 15 Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates primarily in one reportable business segment: ratings, which accounted for approximately 90% of the Company’s total revenue in 2001. Given the dominance of the ratings segment to Moody’s overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for the Company as a whole. In addition, assets are not allocated on a segment basis and are considered only on a total company basis.

The ratings segment comprises four major rating groups, each of which has similar economic and financial characteristics. They are corporate finance, structured finance, financial institutions and sovereign risk and public finance.

Revenue included in “Other” consists of research revenue, generated from the sale of investor-oriented credit research, and risk management services revenue, generated from the sale of credit risk assessment software and related products and services.

The accounting principles underlying the revenue information reported for each segment are consistent with those described in the summary of significant accounting policies in Note 2. There are no intersegment sales and no single customer accounted for 10% or more of total revenue.

	Year Ended December 31,

	2001	2000	1999

Revenue:

Ratings

Structured finance	$273.8	$199.2	$172.4

Corporate finance	225.7	162.7	165.5

Financial institutions and sovereign risk	130.7	111.6	104.8

Public finance	64.2	46.1	59.5

Total ratings revenue	694.4	519.6	502.2

Other	102.3	82.7	62.0

Total revenue	796.7	602.3	564.2

Total expenses	398.2	313.8	293.8

Gain on sale of business	—	—	9.2

Interest and other non-operating expense, net	(16.6)	(4.5)	(0.7)

Income before provision for income taxes	$381.9	$284.0	$278.9

Revenue and long-lived asset information by geographic area for the year ended and as of December 31 is summarized below:

	2001	2000	1999

Revenue:

United States	$560.7	$428.9	$423.4

International	236.0	173.4	140.8

Total	$796.7	$602.3	$564.2

Long-lived assets:

United States	$50.3	$53.4	$41.7

International	8.9	8.4	6.6

Total	$59.2	$61.8	$48.3

International revenue is determined based on the customer’s country of domicile.

Note 16 Valuation and Qualifying Accounts

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized. Below is a summary of activity for each of the three years in the period ended December 31, 2001:

	Balance at	Additions		Balance
	Beginning	Charged		at End of
	of the Year	to Revenue	Write-offs	the Year

2001	$(24.4)	$(28.8)	$25.9	$(27.3)

2000	(24.5)	(29.3)	29.4	(24.4)

1999	(20.7)	(40.3)	36.5	(24.5)

Note 17 Subsequent Event (Unaudited)

In February 2002, Moody’s reached a definitive agreement to acquire KMV, a market-based, quantitative credit risk management tools company, in an all cash transaction for $210 million. The acquisition will expand the customer base and product offerings of Moody’s credit risk assessment business, which is currently operated by Moody’s Risk Management Services. Moody’s expects the transaction to close by the early part of the second quarter of 2002 and initially to be funded by a combination of cash on hand and its existing $160 million bank credit facility. The Company intends to pursue more permanent financing for all or part of the purchase price, in order to retain open bank credit lines and to use cash flow from operations for share repurchases.

Note 18 Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

2001

Revenue	$180.2	$205.2	$190.4	$220.9	$796.7

Operating income	89.8	104.0	93.7	111.0	398.5

Net income	48.0	55.5	49.9	58.8	212.2

Basic earnings per share	$0.30	$0.35	$0.32	$0.38	$1.35

Diluted earnings per share	$0.30	$0.34	$0.31	$0.37	$1.32

2000

Revenue	$139.3	$149.4	$152.5	$161.1	$602.3

Operating income	63.8	74.8	72.9	77.0	288.5

Net income	35.9	41.7	40.5	40.4	158.5

Basic earnings per share	$0.22	$0.26	$0.25	$0.25	$0.98

Diluted earnings per share	$0.22	$0.26	$0.25	$0.25	$0.97

Basic and diluted earnings per share are computed independently for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued for employee benefit arrangements and other purposes or as shares are repurchased. Accordingly, the sum of the quarterly earnings per share data may not agree to the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except for the information relating to the executive officers of the Company set forth in Part I of this Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 23, 2002, and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report.

(1)	Financial Statements. See Index to Financial Statements, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules. None.

(3)	Exhibits. See Index to Exhibits on pages 42-44 of this Form 10-K.

(b)  Reports on Form 8-K.

(1)	The Company filed a Current Report on Form 8-K on April 11, 2001, on which information was reported under Items 5 and 7.

(2)	The Company filed a Current Report on Form 8-K on February 22, 2002, on which information was reported under Items 5 and 7.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION (Registrant)

	By:	/s/ JOHN RUTHERFURD, JR.

John Rutherfurd, Jr. President and Chief Executive Officer

Date: March 22, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JOHN RUTHERFURD, JR	/s/ CLIFFORD L. ALEXANDER, JR.

John Rutherfurd, Jr. Director, President and Chief Executive Officer (principal executive officer)	Clifford L. Alexander, Jr. Chairman of the Board of Directors

/s/ JEANNE M. DERING	/s/ CHARLES R. BRUSCHI

Jeanne M. Dering, Senior Vice President and Chief Financial Officer (principal financial officer)	Charles R. Bruschi Vice President and Corporate Controller (principal accounting officer)

/s/ HALL ADAMS, JR	/s/ ROBERT R. GLAUBER

Hall Adams, Jr., Director	Robert R. Glauber, Director

/s/ MARY JOHNSTON EVANS	/s/ HENRY A. MCKINNELL, JR. PH.D.

Mary Johnston Evans, Director	Henry A. McKinnell, Jr. Ph.D, Director

/s/ CONNIE MACK Connie Mack, Director

Date: March 22, 2002

INDEX TO EXHIBITS

S-K
EXHIBIT
NUMBER

3	ARTICLES OF INCORPORATION AND BY-LAWS

	..1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	..1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..2*	Amended and Restated Rights Agreement between the Registrant, EquiServe Trust Company, N.A., as Rights Agent, and The Bank of New York, as successor Rights Agent, dated as of October 22, 2001.

	..3	Five-Year Credit Agreement, dated as of September 11, 2000, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..4	Amended and Restated Credit Agreement, dated as of September 10, 2001, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent. (incorporated by Reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 11, 2001).

10	MATERIAL CONTRACTS

	..1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to

S-K
EXHIBIT
NUMBER

Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

..3	Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

..4*+	Supplemental Executive Benefit Plan of Moody’s Corporation, dated as of September 30, 2000.

..5	Intellectual Property Assignments, dated as of September 1, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

..6	Pension Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..7	Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..8	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..9	1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit to Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000).

..10	1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..11*+	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001).

..12	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..13	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15, 2001).

..14	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

..15*+	2001 Moody’s Corporation Key Employees Stock Incentive Plan.

..16	Tax Allocation Agreement, dated as of June 30, 1998, between

S-K
EXHIBIT
NUMBER

R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

..17	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

..18	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

..19	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

..20	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

..21	Indemnity and Joint Defense Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

..22	Separation Agreement and General Release, dated as of April 10, 2001, between Moody’s Investors Service, Inc. and Donald Noe. (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 15, 2001).

..23	Separation Agreement and General Release, dated as of April 10, 2001, between Moody’s Investors Service, Inc. and Kenneth J. H. Pinkes. (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 15, 2001).

..24	Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein. (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002).

..21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of January 31, 2002.

..23*	CONSENTS OF EXPERTS AND COUNSEL Consent of PricewaterhouseCoopers LLP.

*	Filed herewith

+	Represents a management contract or compensatory plan