Form 10-Q
period 2002-03-31
MOODYS CORP /DE/
filed 2002-05-14
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Class	at March 31, 2002
Common Stock, par value $0.01 per share	154.3 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2002 and 2001	3

Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2002 and December 31, 2001	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13– 19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits and Reports on Form 8-K	20

SIGNATURES	20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,

	2002	2001

Revenue	$231.6	$180.2

Expenses
Operating, selling, general and administrative expenses	92.8	86.3

Depreciation and amortization	4.1	4.1

Total expenses	96.9	90.4

Operating income	134.7	89.8

Interest and other non-operating expense, net	(4.6)	(3.5)

Income before provision for income taxes	130.1	86.3

Provision for income taxes	57.5	38.3

Net income	$72.6	$48.0

Earnings per share
Basic	$0.47	$0.30

Diluted	$0.46	$0.30

Weighted average shares outstanding
Basic	154.4	159.0

Diluted	158.1	161.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	March 31, 2002	December 31, 2001

Assets

Current assets
Cash and cash equivalents	$177.8	$163.2

Accounts receivable, net of allowances of $26.1 in 2002 and $27.3 in 2001	158.4	148.4

Other current assets	60.5	59.6

Total current assets	396.7	371.2

Property and equipment, net	43.0	42.9

Prepaid pension costs	57.8	57.2

Intangible assets, net	14.7	10.3

Other assets	17.9	23.8

Total assets	$530.1	$505.4

Liabilities and Shareholders’ Equity

Current liabilities

Accounts payable and accrued liabilities	$169.7	$236.9

Deferred revenue	154.9	122.4

Total current liabilities	324.6	359.3

Non-current portion of deferred revenue	21.2	19.8

Notes payable	300.0	300.0

Other liabilities	135.6	130.4

Total liabilities	781.4	809.5

Contingencies (Note 6)

Shareholders’ equity Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $ .01 per share; 400,000,000 shares authorized; 171,451,136 shares issued and outstanding at March 31, 2002 and December 31, 2001	1.7	1.7

Capital surplus	49.4	43.7

Retained earnings (accumulated deficit)	26.3	(39.3)

Treasury stock, at cost; 17,189,324 and 17,043,168 shares of common stock at March 31, 2002 and December 31, 2001, respectively	(325.6)	(307.5)

Cumulative translation adjustment	(3.1)	(2.7)

Total shareholders’ equity	(251.3)	(304.1)

Total liabilities and shareholders’ equity	$530.1	$505.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities

Net income	$72.6	$48.0

Reconciliation of net income to net cash provided by operating activites:

Depreciation and amortization	4.1	4.1

Changes in assets and liabilities:

Accounts receivable	(9.9)	(22.8)

Other assets	(1.5)	(0.5)

Accounts payable and accrued liabilities	(66.9)	8.1

Deferred revenue	33.9	32.8

Other liabilities	5.2	2.1

Net cash provided by operating activities	37.5	71.8

Cash flows from investing activities

Net capital additions	(2.9)	(3.0)

Other	(0.1)	0.1

Net cash used in investing activities	(3.0)	(2.9)

Cash flows from financing activities

Net proceeds from stock plans	18.7	15.6

Cost of treasury shares repurchased	(31.1)	(96.5)

Payment of dividends	(7.0)	(7.1)

Net cash used in financing activities	(19.4)	(88.0)

Effect of exchange rate changes on cash	(0.5)	(1.0)

Increase (decrease) in cash and cash equivalents	14.6	(20.1)

Cash and cash equivalents, beginning of the period	163.2	119.1

Cash and cash equivalents, end of the period	$177.8	$99.0

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

The Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”) until September 30, 2000 (the “Distribution Date”), when Old D&B separated into two publicly traded companies—Moody’s Corporation and The New D&B Corporation (“New D&B”). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company (the “D&B Business”). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and risk management services (the “Moody’s Business”) and was renamed “Moody’s Corporation.” The method by which Old D&B distributed to its shareholders its shares of New D&B stock is hereinafter referred to as the “2000 Distribution.”

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2001 Annual Report on Form 10-K filed on March 22, 2002. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

2. RECONCILIATION OF SHARES USED IN COMPUTING EARNINGS PER SHARE

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	THREE
	MONTHS ENDED
	MARCH 31,

	(in millions)
	2002	2001

Weighted average number of shares — Basic	154.4	159.0

Dilutive effect of shares issuable under employee and director stock plans	3.7	2.1

Weighted average number of shares — Diluted	158.1	161.1

Options to purchase 3.4 million and 4.9 million shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share for the respective three month periods because the options’ exercise prices were greater than the year-to-date average market price of the Company’s common stock.

3. INVESTMENTS IN AFFILIATES

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

The investment was recorded at cost through December 31, 2001; starting in January 2002, the Company consolidated the results of KIS in its financial statements. The minority shareholders’ interest has been included in other long-term liabilities.

The purchase price allocation resulted in amortizable intangible assets of $2.9 million, with weighted average useful lives of 5.6 years, and goodwill of $1.9 million.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually for recoverability, or more frequently if impairment indicators arise. Transitional goodwill impairment testing must be completed within the first six months after adoption. This testing requires the Company to estimate the fair value of its identified reporting units and for instances when the book value exceeds the estimated fair value of the reporting units a write-down of goodwill is required. As of March 31, 2002, the Company is in the process of performing such testing. At this time, the Company does not anticipate that such testing will result in an impairment loss.

Net income and basic and diluted earnings per share for the quarter ended March 31, 2001, adjusted to exclude amounts no longer being amortized are as follows:

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

	(amounts in millions,
	except per share data)

Net income, as reported	$72.6	$48.0

Add back: goodwill amortization expense, net of tax	—	0.2

Adjusted net income	$72.6	$48.2

Basic earnings per common share:

As reported	$0.47	$0.30

Adjusted	$0.47	$0.30

Diluted earnings per common share:

As reported	$0.46	$0.30

Adjusted	$0.46	$0.30

The following table summarizes the activity in goodwill for the periods indicated:

	THREE MONTHS	TWELVE MONTHS
	ENDED	ENDED
	MARCH 31,	DECEMBER 31,
	2002	2001

	(in millions)
Beginning balance	$6.0	$8.5

Net change from acquisitions	1.9	(0.4)

Amortization expense	—	(2.1)

Total	$7.9	$6.0

The following table summarizes other intangibles subject to amortization at the dates indicated:

	MARCH 31,	DECEMBER 31,
	2002	2001

	(in millions)
Customer lists	$7.1	$4.6

Accumulated amortization	(1.5)	(1.3)

Net customer lists	$5.6	$3.3

Other intangibles	1.9	1.5

Accumulated amortization	(0.7)	(0.5)

Net other intangibles	$1.2	$1.0

Total	$6.8	$4.3

Amortization expense for other intangibles for the three months ended March 31, 2002 and 2001 was $0.4 million and $0.2 million, respectively.

The Company had no intangible assets that were not subject to amortization at March 31, 2002, December 31, 2001 or March 31, 2001.

5. INDEBTEDNESS

In connection with the Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually.

The revolving credit facility (the “Facility”), which was undrawn as of March 31, 2002, consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2002. Interest on outstanding borrowings is payable monthly at rates of interest that are based on prevailing short-term interest rates at the time of such borrowings. As discussed in

Note 9, Subsequent Events, in April 2002 Moody’s used this Facility to initially fund a portion of the purchase price for the KMV acquisition.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens, and require the Company to maintain certain financial ratios. The Notes and the Facility also contain financial covenants that, among other things require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the Agreements, of not more than 4 to 1.

6. CONTINGENCIES

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

Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount, and VNU assumed ACNielsen’s liabilities under that agreement.

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

Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement. However, as between themselves, each of New D&B and Moody’s will be responsible for 50% of any payments to be made with respect to the IRI action pursuant to the 2000 Distribution Agreement, including legal fees or expenses related thereto.

Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of this matter could materially affect Moody’s results of operations, cash flows or financial position. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of approximately $2.4 billion plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action.

Tax Matters

Pursuant to the 2000 Distribution, New D&B and Moody’s have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

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

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 Distribution Agreement (the “IMS/NMR Agreement”). Neither the Company nor Donnelley was a party to the IMS/NMR Agreement. NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Donnelley in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Donnelley. During the first quarter of 2002, the arbitration panel ruled that Donnelley properly belonged as a party to the arbitration. If NMR should prevail in the arbitration against IMS Health and, in turn, IMS Health should prevail against Donnelley, then the Company believes that the additional liability to Donnelley would be approximately $15 million, net of tax benefits. As noted above, under the 2000 Distribution Agreement, the Company is responsible for one-half of any amount for which Donnelly is liable in this matter. The Company believes that the claim asserted against Donnelly by IMS Health is without merit and therefore, in the opinion of management, the outcome of this matter will not have a material effect on the Company's financial position or results of operations.

7. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	THREE MONTHS
	ENDED MARCH 31,

	(in millions)
	2002	2001

Net income	$72.6	$48.0

Other comprehensive loss – foreign currency translation adjustment	(0.4)	(1.4)

Total comprehensive income	$72.2	$46.6

8. SEGMENT INFORMATION

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

International revenue is determined based on the customer’s country of domicile.

There are no intersegment sales and no single customer accounted for 10% or more of total revenue.

	THREE MONTHS ENDED
	MARCH 31,

	(in millions)
	2002	2001

Revenue:

Ratings

Structured finance	$88.6	$59.1

Corporate finance	58.0	54.5

Financial institutions and sovereign risk	37.7	31.4

Public finance	17.7	13.0

Total ratings revenue	202.0	158.0

Other	29.6	22.2

Total revenue	231.6	180.2

Total expenses	96.9	90.4

Operating Income	134.7	89.8

Interest and other non-operating expense, net	(4.6)	(3.5)

Income before provision for income taxes	$130.1	$86.3

Revenue by geographic area:

United States	$163.9	$131.9

International	67.7	48.3

Total revenue	$231.6	$180.2

9. SUBSEQUENT EVENTS

Acquisition of KMV

On April 12, 2002, Moody’s acquired KMV, a quantitative credit risk management tools company, in an all cash transaction for

$210 million. The acquisition will expand the customer base and product offerings of Moody’s credit risk assessment business, which was previously operated by Moody’s Risk Management Services. Moody’s initially funded the transaction with a combination of cash on hand and borrowings of $81 million under its existing bank credit lines. The Company intends to pursue more permanent financing for the acquisition in order to retain open bank credit lines and to use cash flow from operations for share repurchases.

Dividends

On April 23, 2002, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on June 10, 2002 to shareholders of record at the close of business on May 20, 2002.

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

Moody’s Risk Management Services, Inc., a wholly owned subsidiary of Moody’s (“Moody’s Risk Management Services” or “MRMS”), develops and distributes credit risk assessment software used by banks and other financial institutions in their portfolio management, commercial lending and other activities. Moody’s Risk Management Services also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services that have enabled it to develop continuing relationships with its clients. In April 2002, the Company completed the acquisition of KMV, a quantitative credit risk management tools company, in an all-cash transaction for $210 million. The transaction was initially funded by a combination of cash on hand and borrowings of $81 million under existing bank credit lines. The Company intends to pursue more permanent financing for the acquisition in order to retain open bank credit lines and to use cash flow from operations for share repurchases. The acquisition will expand the customer base and product offerings of Moody’s credit risk assessment business.

Critical Accounting Policies

Moody’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Moody’s bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, deferred tax assets and undistributed earnings of non-U.S. subsidiaries, contingencies, valuation of investments in affiliates, long-lived and intangible assets and goodwill, and stock options. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and

Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, includes detailed descriptions of some of the judgments that Moody’s makes in applying its accounting policies in these areas.

Operating Segments

Moody’s operates primarily in one reportable business segment, ratings, which accounts for approximately 90% of the Company’s total revenue. Given the dominance of the ratings segment to Moody’s overall results, the Company does not separately measure and report operating income for the ratings business. Rather, revenue is the predominant measure utilized by senior management for assessing performance and for the allocation of resources, and operating income is evaluated for Moody’s as a whole. In addition, assets are not allocated on a segment basis and are considered only on a total company basis.

The ratings segment is composed of four ratings groups: corporate finance, structured finance, financial institutions and sovereign risk, and public finance. Revenue included in “Other” consists of research revenue, generated from the sale of investor-oriented credit research, and risk management services revenue, generated from the sale of credit risk assessment software and related products and services. Moody’s also reports revenue separately for two geographic areas, U.S. and international, which is determined based on the customer’s country of domicile.

Results of Operations
Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

Revenue for the first quarter of 2002 was $231.6 million, an increase of $51.4 million or 28.5% from $180.2 million for the first quarter of the previous year. Moody’s achieved strong growth in ratings revenue, with U.S. and European structured finance being the largest growth driver. Strong first quarter growth was also achieved in research revenue, due to continued demand for Internet-based research and the addition of new customers, and in Moody’s Risk Management Services revenue.

Ratings revenue was $202.0 million in the first quarter of 2002, up 27.8% from $158.0 million in the first quarter of 2001. The increased revenue was driven primarily by strong growth in the global structured finance, U.S. financial institutions and sovereign risk, and U.S. public finance issuance sectors.

Structured finance ratings revenue was $88.6 million for the first quarter of 2002, an increase of $29.5 million or 49.9% from $59.1 million in the first quarter of 2001. The increase was due to strong growth in the U.S., Europe and Japan across several market sectors, especially residential mortgage-backed securities in the U.S. and credit derivatives in Europe.

Revenue from corporate ratings was $58.0 million in the first quarter of 2002, up $3.5 million or 6.4% from $54.5 million in the first quarter of 2001. U.S. investment grade issuance volume grew approximately 4% in the quarter, whereas the number of issues grew 13%. This was partially offset by a 21% decline in U.S. high-yield issuance volume.

Revenue from financial institutions and sovereign risk was $37.7 million for the first quarter of 2002, an increase of $6.3 million or 20.1% from $31.4 million for the same period of 2001. U.S. issuance activity was up versus the prior year quarter as issuers took advantage of favorable borrowing costs in this sector.

Public finance ratings revenue increased 36.2% to $17.7 million for the first quarter of 2002, from $13.0 million for the 2001 first quarter. This growth principally reflected an increase in the dollar volume of transactions rated.

Other revenue increased to $29.6 million for the first quarter of 2002, an increase of 33.3% from the same period of 2001. Research revenue grew 27.2% to $21.5 million in the quarter, due to strong demand for products delivered via the Internet and the addition of new customers. In addition, Moody’s Risk Management Services achieved 52.8% revenue growth to $8.1 million, reflecting increased sales of credit decisioning software and Moody’s RiskCalc credit assessment products.

Revenue in the United States was $163.9 million for the first quarter of 2002, an increase of $32.0 million or 24.3% from $131.9 million in the first quarter of 2001. This increase reflected strong growth in ratings revenue, with growth in structured finance, financial institutions and public finance driving the majority of the increase.

Moody’s international revenue was $67.7 million in the first quarter of 2002, an increase of 40.2% from $48.3 million in the same period of 2001. The strong growth was principally driven by higher structured finance ratings revenue in Europe and Japan. International research revenue increased 27.7% over the first quarter of 2001, reflecting the addition of new customers.

Operating, selling, general and administrative expenses were $92.8 million in the first quarter of 2002, an increase of $6.5 million, or 7.5% over the first quarter of 2001. This increase was principally due to higher compensation and related costs to support business expansion, primarily in Europe and the structured finance business. Depreciation and amortization was $4.1 million in the first quarter of 2002 and 2001.

Moody’s operating income of $134.7 million for the first quarter of 2002 was up 50.0% from $89.8 million in the same period of 2001.

Interest and other non-operating expense was $4.6 million for the first quarter of 2002 compared with $3.5 million for the same period of 2001. The increase principally reflected decreased interest income in 2002 due to lower interest rates.

Moody’s effective tax rate was 44.2% in the first quarter of 2002 compared to 44.4% in the first quarter of 2001.

Moody’s reported net income of $72.6 million for the first quarter of 2002, an increase of 51.3% over $48.0 million for the same period of 2001. Basic and diluted earnings per share for the first quarter of 2002 were $0.47 and $0.46, respectively, compared to basic and diluted earnings per share of $0.30 for the first quarter of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $37.5 million and $71.8 million for the three months ended March 31, 2002 and 2001, respectively. In the first quarter of 2002 income tax payments were approximately $60.0 million higher than in the prior year quarter, due primarily to the timing of payments. In addition, payments for prior year incentive compensation were higher in the first quarter of 2002 than in 2001. These impacts were partially offset by year-to-year growth in Moody’s net income of $24.6 million.

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2002 compared with $2.9 million for the same period of 2001. Capital expenditures were $2.9 million in 2002 and $3.0 million in 2001.

Net cash used in financing activities was $19.4 million for the three months ended March 31, 2002 compared to $88.0 million for the three months ended March 31, 2001. The significant decrease in cash used in 2002 primarily reflected lower spending for repurchases of the Company’s stock, which totaled $12.4 million in 2002 and $80.9 million in 2001, net of stock option proceeds and related tax benefits. Dividends paid in 2002 and 2001 were $7.0 million and $7.1 million, respectively.

In connection with the Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000, the Company issued $300 million of notes in a private placement (the “Notes”). The private placement notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. The cash proceeds from the private placement were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit.

The revolving credit facility (the “Facility”), which was undrawn as of March 31, 2002, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest rates on borrowings under the Facility are based on prevailing short-term rates at the time of such borrowings. As noted below, in April 2002, Moody’s used this Facility to initially fund a portion of the purchase price for the KMV acquisition.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the Agreements, of not more than 4 to 1. At March 31, 2002 the Company was in compliance with its debt covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

At March 31, 2002 Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

On April 12, 2002, Moody’s completed the previously announced acquisition of KMV, a quantitative credit risk management tools company, in an all-cash transaction for $210 million. The transaction was initially funded with a combination of cash on hand and $81 million of borrowings under Moody’s existing bank credit lines. The Company intends to pursue more permanent financing in order to retain open bank credit lines and to use cash flow from operations for share repurchases.

Moody’s expects to have positive operating cash flow, as well as after-tax free cash flow, for fiscal year 2002. The Company currently intends to use the majority of such free cash flow to continue its share repurchase program. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Refer to “Management’s Discussion and Analysis, Additional Factors That May Affect Future Results”, in the Company’s 2001 Annual Report on Form 10-K, as filed on March 22, 2002. In addition, the Company will from time to time consider acquisitions of or investments in complementary businesses, products, services and technologies, which might affect liquidity requirements and cause the Company to pursue additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

In October 2000, the Board of Directors of Moody’s Corporation authorized a share repurchase program of up to $250 million, which amount was subsequently increased to $300 million. The program includes both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of share issuance under the company’s employee benefit arrangements. The Company completed that program in late 2001 and in October 2001 the Board of Directors authorized an additional program of up to $300 million.

During the first quarter of 2002, the Company repurchased 0.8 million shares of its common stock at a total cost of approximately $31 million, bringing total repurchases to 12.2 million shares at a cost of approximately $371 million. This includes 4.1 million shares to offset issuances under Moody’s stock plans. Moody’s anticipates completing the current $300 million share repurchase program by mid-2003.

On April 23, 2002, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on June 10, 2002 to shareholders of record at the close of business on May 20, 2002.

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

Tax Matters

Pursuant to the 2000 Distribution, New D&B and Moody’s have agreed to each be financially responsible for 50% of any potential liabilities that may arise with respect to the reviews described below, to the extent such potential liabilities are not directly attributable to their respective business operations.

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

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 Distribution Agreement (the “IMS/NMR Agreement”). Neither the Company nor Donnelley was a party to the IMS/NMR Agreement. NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Donnelley in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Donnelley. During the first quarter of 2002, the arbitration panel ruled that Donnelley properly belonged as a party to the arbitration. If NMR should prevail in the arbitration against IMS Health and, in turn, IMS Health should prevail against Donnelley, then the Company believes that the additional liability to Donnelley would be approximately $15 million, net of tax benefits. As noted above, under the 2000 Distribution Agreement, the Company is responsible for one-half of any amount for which Donnelly is liable in this matter. The Company believes that the claim asserted against Donnelly by IMS Health is without merit and therefore, in the opinion of management, the outcome of this matter will not have a material effect on the Company's financial position or results of operations.

Information Resources, Inc.

On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants Donnelley, ACNielsen Company, (a subsidiary of ACNielsen Corporation) and IMS International Inc. (a subsidiary of the company then known as Cognizant Corporation). At the time of the filing of the complaint, each of the other defendants was a subsidiary of Donnelley.

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

Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities relating to the IRI action. However, as between themselves, each of New D&B and Moody’s has agreed to be responsible for 50% of any payments to be made in respect of the IRI action pursuant to the 2000 Distribution or otherwise, including any legal fees or expenses related thereto.

Management is unable to predict at this time the final outcome of the IRI action or whether the resolution of such matter could materially affect Moody’s results of operations, cash flows or financial position. (See Note 6 to the condensed consolidated financial statements, Contingencies, for additional information.)

L’Association Francaise des Porteurs d’Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of approximately $2.4 billion plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action.

Forward-Looking Statements

This Form 10-Q contains information about future expectations, plans and prospects for the Company’s business and operations that constitute forward-looking statements. The forward-looking statements and other information are made as of the date of this Form 10-Q, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to nationally recognized statistical rating organizations; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions; and other risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in other filings made by the Company from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first quarter of 2002. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Moody’s is involved in legal proceedings of a nature considered normal to its business. In addition, Moody’s is involved in certain other legal proceedings discussed under “Contingencies” in Part 1, Item 2 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on two items at the Annual Meeting of Shareholders held on April 23, 2002:

1.	the election of three directors, to terms ending in 2005; and

2.	a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002.

The results of the votes were as follows:

1.	Votes cast for election of directors:

Nominee	Votes For	Votes Withheld
Mary Johnston Evans	137,686,356	1,557,789

Robert R. Glauber	137,718,257	1,525,888

Connie Mack	136,964,025	2,280,120

There were no abstentions for this item.

2.	Votes cast for the appointment of PricewaterhouseCoopers LLP as independent accountants:

135,301,400	votes for approval;

3,313,068	votes against; and

629,677	abstentions

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3. ARTICLES OF INCORPORATION AND BY-LAWS

1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998)

10. MATERIAL CONTRACTS

1	Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Registrant, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002)

(b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K on February 22, 2002, on which information was reported under Items 5 and 7.

         The Company filed a Current Report on Form 8-K on April 15, 2002, on which information was reported under Items 2 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: May 14, 2002	By: /s/ JEANNE M. DERING Jeanne M. Dering Senior Vice President and Chief Financial Officer

Date: May 14, 2002	By: /s/ CHARLES R. BRUSCHI Charles R. Bruschi Vice President and Corporate Controller