Form 10-Q
period 2002-06-30
MOODYS CORP /DE/
filed 2002-08-14
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________

1-14037

Commission file number

MOODY’S CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-3998945

(State of Incorporation)	(I.R.S. Employer Identification No.)

99 CHURCH STREET, NEW YORK N.Y	10007

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 553-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Class	at June 30, 2002
Common Stock, par value $0.01 per share	155.4 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2002 and 2001	3

Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2002 and December 31, 2001	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6–16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16–25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits and Reports on Form 8-K	26

SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	$271.5	$205.2	$503.1	$385.4

Expenses

Operating, selling, general and administrative expenses	118.3	97.2	211.1	183.5

Depreciation and amortization	6.2	4.0	10.3	8.1

Total expenses	124.5	101.2	221.4	191.6

Operating income	147.0	104.0	281.7	193.8

Interest and other non-operating expense, net	(6.0)	(4.1)	(10.6)	(7.6)

Income before provision for income taxes	141.0	99.9	271.1	186.2

Provision for income taxes	62.3	44.4	119.8	82.7

Net income	$78.7	$55.5	$151.3	$103.5

Earnings per share
Basic	$0.51	$0.35	$0.98	$0.65

Diluted	$0.49	$0.34	$0.95	$0.64

Weighted average shares outstanding
Basic	155.0	158.0	154.7	158.5

Diluted	159.3	161.2	158.6	161.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	June 30, 2002	December 31, 2001

Assets

Current assets

Cash and cash equivalents	$78.5	$163.2

Accounts receivable, net of allowances of $25.6 in 2002 and $27.3 in 2001	177.6	148.4

Other current assets	55.5	59.6

Total current assets	311.6	371.2

Property and equipment, net	45.7	42.9

Prepaid pension costs	58.5	57.2

Intangible assets, net	87.8	4.3

Goodwill, net	125.2	6.0

Other assets	34.8	23.8

Total assets	$663.6	$505.4

Liabilities and Shareholders’ Equity

Current liabilities

Accounts payable and accrued liabilities	$173.1	$236.9

Deferred revenue	173.3	122.4

Total current liabilities	346.4	359.3

Non-current portion of deferred revenue	22.7	19.8

Notes payable	300.0	300.0

Other liabilities	137.2	130.4

Total liabilities	806.3	809.5

Contingencies (Note 6)

Shareholders’ equity

Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no
shares issued and outstanding	—	—

Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no
shares issued and outstanding	—	—

Common stock, par value $ .01 per share; 400,000,000 shares authorized;
171,451,136 shares issued at June 30, 2002 and	1.7	1.7
December 31, 2001

Capital surplus	84.4	43.7

Retained earnings (accumulated deficit)	98.0	(39.3)

Treasury stock, at cost; 16,035,542 and 17,043,168 shares of common stock at
June 30, 2002 and December 31, 2001, respectively	(326.7)	(307.5)

Cumulative translation adjustment	(0.1)	(2.7)

Total shareholders’ equity	(142.7)	(304.1)

Total liabilities and shareholders’ equity	$663.6	$505.4

The accompanying notes are an integral part of the
condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities

Net income	$151.3	$103.5

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	10.3	8.1

Write-off of software products and property and equipment	1.3	—

Changes in assets and liabilities:

Accounts receivable	(16.1)	(16.8)

Other assets	5.9	—

Accounts payable and accrued liabilities	(73.6)	7.0

Deferred revenue	32.6	28.4

Other liabilities	6.9	3.3

Net cash provided by operating activities	118.6	133.5

Cash flows from investing activities

Acquisition and investments in affiliates	(206.1)	(4.1)

Net capital additions	(6.6)	(6.6)

Net cash used in investing activities	(212.7)	(10.7)

Cash flows from financing activities

Borrowings on revolving credit facility	81.0	—

Repayment of borrowings on revolving credit facility	(81.0)	—

Net proceeds from stock plans	54.4	34.6

Cost of treasury shares repurchased	(32.9)	(96.5)

Payment of dividends	(13.9)	(14.2)

Net cash provided by (used in) financing activities	7.6	(76.1)

Effect of exchange rate changes on cash	1.8	(1.4)

(Decrease) increase in cash and cash equivalents	(84.7)	45.3

Cash and cash equivalents, beginning of the period	163.2	119.1

Cash and cash equivalents, end of the period	$78.5	$164.4

The accompanying notes are an integral part of the
condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BACKGROUND AND BASIS OF PRESENTATION

Moody’s Corporation (“Moody’s” or the “Company”), a global credit rating, research and risk analysis firm, publishes credit opinions, research and ratings on fixed-income securities, issuers of securities and other credit obligations. The Company publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. The Company also publishes investor-oriented credit research including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. Moody’s KMV, which consists of the combined business of KMV LLC and KMV Corporation (“KMV”) (acquired in April 2002) and Moody’s Risk Management Services, develops and distributes credit risk management software and other related products and services used by banks and other financial institutions in their commercial lending, portfolio management and other activities. It also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services.

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

2.     RECONCILIATION OF SHARES USED IN COMPUTING EARNINGS PER SHARE

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	(in millions)		(in millions)

	2002	2001	2002	2001

Weighted average number of shares — Basic	155.0	158.0	154.7	158.5

Dilutive effect of shares issuable under employee and director stock plans	4.3	3.2	3.9	2.7

Weighted average number of shares — Diluted	159.3	161.2	158.6	161.2

There were no antidilutive options to purchase shares of common stock for the three month or six month periods ended June 30, 2002 and 2001, respectively.

3.     ACQUISITIONS

KMV

On April 12, 2002, Moody’s acquired the business comprising KMV, which provides quantitative estimates of credit default risk and values of credit sensitive financial instruments, and develops and distributes credit risk management software and other related products and services used by banks, money managers, and other financial institutions in their commercial lending, portfolio management and other activities, in an all cash transaction for $210 million. The results of KMV have been included in Moody’s consolidated financial statements since that date. The acquisition will expand the product offerings and customer base of Moody’s credit risk assessment business, which was previously operated by Moody’s Risk Management Services.

The purchase price of $210 million was funded by using $127 million of Moody’s cash on hand and $81 million of borrowings under Moody’s existing bank credit lines, with the remaining $2 million withheld subject to the finalization of a closing date working capital adjustment. Prior to June 30, 2002, the Company repaid the borrowings under the bank credit lines.

The acquisition has been accounted for as a purchase. Shown below is the preliminary purchase price allocation, which summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocated purchase price includes $3.3 million in Moody’s transaction costs, primarily professional fees incurred in connection with the acquisition. Management does not believe that the final purchase price allocation will be materially different from the preliminary allocation.

Preliminary Purchase Price Allocation
At April 12, 2002
(dollars in millions)

Current assets		$21.0

Property and equipment, net		4.6

Intangible assets:

Customer list (12 year life)	50.7

Trade secrets (not subject to amortization)	25.5

Other intangibles (5.2 year weighted average life)	6.3

Total intangible assets		82.5

In-process research and development		1.1

Goodwill		117.3

Other assets		17.1

Liabilities assumed		(30.3)

Net assets acquired		$213.3

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the $117.3 million of acquired goodwill will not be amortized. See Note 4 for further information. The entire goodwill amount has been assigned to the Moody’s KMV segment. The excess of the purchase price over the acquired net assets is expected to be amortized over 15 years for tax purposes. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the $1.1 million allocated to acquired in-process research and development was written off immediately following the acquisition and is included in operating, selling, general and administrative expenses for the quarter and six months ended June 30, 2002. Current assets includes acquired cash of $7.2 million. Other assets includes acquired software of $16.0 million, with a life of 5 years.

The following unaudited pro forma consolidated financial information, for the three month and six month periods ended June 30, 2002 and 2001, illustrates the effect of the acquisition of KMV as if it had been consummated as of the beginning of the respective periods, after giving effect to the following adjustments: (i) elimination of non-recurring transaction related charges resulting from the acquisition; (ii) amortization of acquired intangible assets and software; (iii) Moody’s financing costs for the transaction, consisting of interest expense that would have been incurred on the $81 million of bank borrowings and interest income that would have been foregone on the balance of the purchase price; and (iv) related income tax effects.

The unaudited pro forma consolidated financial information should be read in conjunction with the Company’s Form 8-K/A as filed with the Securities and Exchange Commission on June 26, 2002.

The unaudited pro forma consolidated financial information is presented for comparative purposes only and is not intended to be indicative of the actual consolidated results of operations that would have been achieved had the transaction been consummated as of the dates indicated above, nor does it purport to indicate results that may be attained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(amounts in millions, except per share data)
Revenue	$273.3	$215.8	$518.2	$405.8

Net income	$78.7	$53.6	$150.4	$99.7

Diluted earnings per share	$0.49	$0.33	$0.95	$0.62

Korea Investors Service

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

The investment was recorded at cost through December 31, 2001; starting in January 2002, the Company consolidated the results of KIS in its financial statements. The minority shareholder’s interest has been included in other long-term liabilities.

The purchase price allocation resulted in amortizable intangible assets of $2.9 million, with a weighted average life of 5.6 years, and goodwill of $1.9 million. See Note 4 for further information.

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Effective as of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually for recoverability, or more frequently if impairment indicators arise. Transitional goodwill impairment testing must be completed within the first six months after adoption. This testing requires the Company to estimate the fair value of its applicable identified reporting units based on the present value of the expected future cash flows of the units. If the book value of a reporting unit exceeds the estimated fair value of the unit, a write-down of goodwill in the amount of such excess book value is required. As of June 30, 2002, the Company has completed its transitional goodwill impairment testing. The estimated fair values of the reporting units exceeded their book values and therefore no write-down of goodwill was required as of June 30, 2002.

The following table reflects net income and basic and diluted earnings per share giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	Six Months Ended June 30,

	2002	2001

	(amounts in millions,
	except per share data)
Net income, as reported	$151.3	$103.5

Add back: goodwill amortization expense, net of tax	—	0.5

Adjusted net income	$151.3	$104.0

Basic earnings per share:

As reported	$0.98	$0.65

Adjusted	$0.98	$0.66

Diluted earnings per share:

As reported	$0.95	$0.64

Adjusted	$0.95	$0.65

In conjunction with the April 12, 2002 acquisition of KMV, Moody’s acquired $117.3 million of goodwill and the following intangible assets: (i) $50.7 million related to the customer list; (ii) $25.5 million of trade secrets; and (iii) $6.3 million of other intangible assets. See Note 3 for further information.

The following table summarizes the activity in goodwill for the periods indicated:

	Six
	Months Ended			Year Ended
	June 30, 2002			December 31, 2001

		(in millions)			(in millions)
	Ratings and	Moody's	Consolidated	Ratings and	Moody's	Consolidated
	Research	KMV		Research	KMV
Beginning balance	$0.4	$5.6	$6.0	$1.0	$7.5	$8.5

Net change from acquisitions	1.9	117.3	119.2	—	(0.4)	(0.4)

Amortization expense	—	—	—	(0.6)	(1.5)	(2.1)

Total	$2.3	$122.9	$125.2	$0.4	$5.6	$6.0

The following table summarizes intangible assets subject to amortization at the dates indicated:

	June 30,	December 31,
	2002	2001

	(in millions)
Customer lists (11.3 year weighted average life)	$57.8	$4.6

Accumulated amortization	(2.8)	(1.3)

Net customer lists	$55.0	$3.3

Other intangible assets (5.6 year weighted average life)	8.2	1.5

Accumulated amortization	(0.9)	(0.5)

Net other intangible assets	$7.3	$1.0

Total (10.6 year weighted average life)	$62.3	$4.3

Amortization expense for intangible assets for the six months ended June 30, 2002 and 2001 was $1.9 million and $0.5 million, respectively.

Estimated amortization expense through 2006 for intangible assets subject to amortization is as follows:

Years ending December 31,

(in millions)

2002	$5.3

2003	$6.9

2004	$6.9

2005	$6.5

2006	$6.2

As of June 30, 2002, $25.5 million in trade secrets acquired in the KMV acquisition were not subject to amortization. Current circumstances continue to support an indefinite useful life for the trade secrets asset as of June 30, 2002.

5.     INDEBTEDNESS

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the note in advance of its maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value, as defined in the agreement, of the remaining scheduled payments over the prepaid principal.

The revolving credit facility (the “Facility”), which was undrawn as of June 30, 2002, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range between 18 basis points and 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the related agreement. At June 30, 2002, such premium was 22 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays facility fees, regardless of borrowing activity under the Facility. The fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s ratio of total indebtedness to EBITDA, and were 8 basis points at June 30, 2002. The fees for the 364-day facility are 7 basis points. As noted below and more fully discussed in Note 3, in April 2002, Moody’s used this Facility to initially fund a portion of the purchase price for the KMV acquisition; amounts outstanding under the Facility were repaid prior to June 30, 2002. The Company is currently in discussions with the lenders to renew the 364-day facility.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens, and require the Company to maintain certain financial ratios. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to EBITDA, as defined in the Agreements, of not more than 4 to 1. At June 30, 2002 the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

6.     CONTINGENCIES

Moody’s is involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.

In order to understand the Company’s exposure to the potential liabilities described below, it is important to understand the relationship between Moody’s and New D&B, and the relationship among New D&B and its predecessors and other parties who, through various corporate reorganizations and related contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”).

In June 1998, The Dun & Bradstreet Corporation though a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1, Background and Basis of Presentation.

Information Resources, Inc.

On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

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

On October 28, 1996, in connection with the 1996 Distribution, Cognizant, ACNielsen and The Dun & Bradstreet Corporation entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”) pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time such liabilities, if any, become payable (the “ACN Maximum Amount”), and that The Dun & Bradstreet Corporation and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. On February 19, 2001, ACNielsen announced that it had merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount, and VNU assumed ACNielsen’s liabilities under that agreement.

In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

As a result of their 1998 separation and pursuant to the related distribution agreement, IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

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

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of approximately $3.0 billion plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action.

Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes and accrued interest resulting from unfavorable IRS rulings on certain tax matters (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.

In connection with the 2000 Distribution and pursuant to the terms of the related Distribution Agreement, New D&B and Moody’s have, between themselves, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

Without limiting the generality of the foregoing, three specific tax matters are discussed below.

Royalty Expense Deductions

During the second quarter of 2002, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this notice the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1994, 1995 and 1996 tax returns. New D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice and were to prevail in its position, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the potential current liability for this transaction could be up to approximately $45 million (including interest, net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 which could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $81 million (including interest, net of tax benefits). This exposure could increase by approximately $2 million to $4 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

Utilization of Capital Losses

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

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing, and New D&B is contesting the IRS’ assessment. New D&B has indicated that it would also contest the assessment of penalties or other amounts, if any, in excess of the amounts paid. Moody’s had previously accrued its share of the probable liability arising from the utilization of these capital losses and does not anticipate any further income statement charges or cash payments related to IRS assessments for this matter.

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). Neither the Company nor Donnelley was a party to the IMS/NMR Agreement. NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Donnelley in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Donnelley. During the first quarter of 2002, the arbitration panel ruled that Donnelley properly belonged as a party to the arbitration. If NMR should prevail in the arbitration against IMS Health and, in turn, IMS Health should prevail against Donnelley, then the Company believes that the additional liability to Donnelley would be approximately $15 million, net of tax benefits, and under the terms of the 2000 Distribution Moody’s and New D&B would be responsible for one-half of such amount. The Company believes that the claim asserted against Donnelley by IMS Health is without merit.

Summary of Moody’s Exposure to Three Tax Matters

The Company has considered the range and probability of potential outcomes related to the three tax matters captioned above and believes that it has adequate reserves recorded in its consolidated financial statements for its current exposure in these matters. However, the potential cash outlays resulting from these matters, which we currently estimate could be as much as $134 million, could be material and could increase with time as described above.

7.     COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,

	(in millions)		(in millions)
	2002	2001	2002	2001

Net income	$78.7	$55.5	$151.3	$103.5

Other comprehensive income (loss) — foreign currency translation adjustment	1.8	—	1.4	(1.4)

Total comprehensive income	$80.5	$55.5	$152.7	$102.1

8.     SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has historically operated in one reportable business segment – Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV, Moody’s now operates in two reportable business segments: Ratings and Research and Moody’s KMV. Accordingly, the Company has restated its segment information for corresponding prior periods to conform to the current presentation.

The Ratings and Research segment consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue from the assignment of credit ratings to issuers of fixed-income instruments in the debt markets; and research, which primarily generates revenue from the sale of investor-oriented credit research principally produced by the rating groups. Given the dominance of the Ratings and Research segment to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are they allocated to the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Ratings and Research segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV segment consists of the combined business of KMV and Moody’s Risk Management Services. It is operated as a separate business within Moody’s, and generates revenue from the sale of credit risk management software and related products and services used by banks and other financial institutions in their commercial lending, portfolio management and other activities.

Assets used solely by the Moody’s KMV segment are separately disclosed within that segment. All other Company assets, including corporate assets, are reported as part of the Ratings and Research segment.

International revenue is determined based on the customer’s country of domicile.

There are no intersegment sales and no single customer accounted for 10% or more of total revenue.

Below are financial information by segment, revenue by geographic area, and Ratings and Research revenue by business unit for the three month and six month periods ended June 30, 2002 and 2001.

Financial Information by Segment:

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

		(in millions)			(in millions)
	Ratings and	Moody's		Ratings and	Moody's
	Research	KMV	Consolidated	Research	KMV	Consolidated

Revenue	$250.8	$20.7	$271.5	$198.9	$6.3	$205.2

Operating income (loss)	$149.6	$(2.6)	$147.0	$104.8	$(0.8)	$104.0

Interest and other non-operating expense, net			(6.0)			(4.1)

Income before provision for income taxes			141.0			99.9

Provision for income taxes			62.3			44.4

Net income			$78.7			$55.5

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

	(in millions)				(in millions)
	Ratings and	Moody's		Ratings and	Moody's
	Research	KMV	Consolidated	Research	KMV	Consolidated

Revenue	$474.3	$28.8	$503.1	$373.8	$11.6	$385.4

Operating income (loss)	$286.7	$(5.0)	$281.7	$196.4	$(2.6)	$193.8

Interest and other non-operating expense, net			(10.6)			(7.6)

Income before provision for income taxes			271.1			186.2

Provision for income taxes			119.8			82.7

Net income			$151.3			$103.5

Total assets	$402.4	$261.2	$663.6	$437.5	$24.5	$462.0

Revenue by Geographic Area:

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

		(in millions)			(in millions)
	Ratings and	Moody's		Ratings and	Moody's
	Research	KMV	Consolidated	Research	KMV	Consolidated

United States	$167.6	$8.4	$176.0	$142.5	$3.6	$146.1

International	83.2	12.3	95.5	56.4	2.7	59.1

Total revenue	$250.8	$20.7	$271.5	$198.9	$6.3	$205.2

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

		(in millions)			(in millions)
	Ratings and	Moody's		Ratings and	Moody's
	Research	KMV	Consolidated	Research	KMV	Consolidated

United States	$326.7	$13.2	$339.9	$270.9	$7.1	$278.0

International	147.6	15.6	163.2	102.9	4.5	107.4

Total revenue	$474.3	$28.8	$503.1	$373.8	$11.6	$385.4

Ratings and Research Revenue by Business Unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

	(in millions)		(in millions)
Ratings Revenue:

Structured finance	$97.7	$68.3	$186.3	$127.4

Corporate finance	66.3	62.6	124.3	117.1

Financial institutions and sovereign risk	44.1	32.9	81.8	64.3

Public finance	20.4	17.8	38.1	30.8

Total Ratings Revenue	228.5	181.6	430.5	339.6

Research Revenue	22.3	17.3	43.8	34.2

Total Ratings and Research Revenue	$250.8	$198.9	$474.3	$373.8

9.     SUBSEQUENT EVENTS

Dividend

On July 23, 2002, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on September 10, 2002 to shareholders of record at the close of business on August 20, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Except where otherwise indicated, the terms “Moody’s” and “the Company” refer to Moody’s Corporation and its wholly owned subsidiaries. Moody’s is a leading global credit rating, research and risk analysis firm in terms of market position, revenue, income and a number of other relevant standards. The Company publishes rating opinions on a broad range of credit obligations. These include various corporate and governmental obligations, structured finance securities and commercial paper programs, issued in domestic and international markets. Moody’s also assigns ratings to issuers of securities, insurance company obligations, bank loans, derivative products, bank deposits and other bank debt and managed funds.

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

Moody’s KMV, which consists of the combined business of KMV (acquired in April 2002) and Moody’s Risk Management Services, develops and distributes credit risk management software and other related products and services used by banks and other financial institutions in their commercial lending, portfolio management and other activities.

Critical Accounting Policies

Moody’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Moody’s bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, deferred tax assets and undistributed earnings of non-U.S. subsidiaries, contingencies related to taxes, litigation and other claims and assessments, valuation of investments in affiliates, long-lived and intangible assets and goodwill, and stock options. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, includes detailed descriptions of some of the judgments that Moody’s makes in applying its accounting policies in these areas.

Operating Segments

The Company has historically operated in one reportable business segment – Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV, Moody’s now operates in two reportable business segments: Ratings and Research and Moody’s KMV. Accordingly, the Company has restated its segment information for corresponding prior periods to conform to the current presentation.

The Ratings and Research segment consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue from the assignment of credit ratings to issuers of fixed-income instruments in the debt markets; and research, which primarily generates revenue from the sale of investor-oriented credit research principally produced by the rating groups. Given the dominance of the Ratings and Research segment to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are they allocated to the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Ratings and Research segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV segment consists of the combined business of KMV and Moody’s Risk Management Services. It is operated as a separate business within Moody’s, and generates revenue from the sale of credit risk management software and related products and services used by banks and other financial institutions in their commercial lending, portfolio management and other activities.

Results of Operations

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

Total Company Results

Moody’s revenue for the second quarter of 2002 was $271.5 million, an increase of $66.3 million or 32.3% from $205.2 million for the second quarter of the previous year. The Company’s strong revenue performance principally reflected a continuation of the momentum in a number of sectors in the U.S. and international ratings business that drove the Company’s strong growth in 2001. Excluding post-acquisition KMV revenue of $12.0 million in the quarter, Moody’s revenue growth over the second quarter of 2001 was 26.5%.

Revenue in the United States was $176.0 million for the second quarter of 2002, an increase of $29.9 million or 20.5% from $146.1 million in the second quarter of 2001. This increase reflected strong growth in ratings revenue, principally due to higher issuance volumes in several market sectors, including residential mortgage-backed securities, credit derivatives, asset-backed securities, and municipal bonds. Excluding $3.8 million of KMV revenue in the quarter, U.S. revenue increased 17.9% to $172.2 million.

Moody’s international revenue was $95.5 million for the second quarter of 2002, an increase of 61.6% over $59.1 million in the same period of 2001. Strong performance in the non-U.S. ratings business, including European and Japanese structured finance and European financial institutions, were the major drivers behind this growth. International research revenue increased 36.8% over the second quarter of 2001. Excluding $8.2 million of revenue from KMV, international revenue increased 47.7% to $87.3 million. International revenue accounted for 35% of Moody’s total revenue in the second quarter of 2002, compared with 29% in the prior year quarter.

Second quarter operating income of $147.0 million rose 41.3% from $104.0 million in the same period of 2001. Moody’s operating margin for the second quarter of 2002 was 54%, up from 51% a year earlier and above our long-term target. The quarter’s strong margin principally reflected better than expected revenue without a proportional increase in staffing. Moody’s expects the margin to decline in the second half of the year due to lower levels of revenue combined with increased staffing and higher spending on investment projects.

Interest and other non-operating expense was $6.0 million for the second quarter of 2002 compared with $4.1 million for the same period of 2001. The amounts reflected $5.7 million of interest expense on Moody’s $300 million of private placement debt in both periods.

Offsetting interest income was lower in 2002 than in 2001, primarily due to the use of cash on hand to fund the acquisition of KMV in 2002.

Moody’s effective tax rate is 44.2% for 2002 compared to 44.4% for 2001. The Company expects the effective tax rate to decrease in the future as a greater portion of Moody’s business migrates to lower tax jurisdictions.

Net income was $78.7 million for the second quarter of 2002 compared with $55.5 million in 2001. Earnings per share for the period were $0.51 basic and $0.49 diluted in 2002, compared with $0.35 basic and $0.34 diluted in 2001.

Moody’s earnings per share for the second quarter of 2002 included $0.01 of dilution related to the KMV acquisition. The dilution was less than management had anticipated when the transaction was announced, principally because of lower than expected financing costs. Moody’s has thus far funded the acquisition with a combination of bank loans and cash on hand rather than with long-term debt, and has benefited from favorable short-term financing costs. Management intends to pursue long-term financing for the acquisition when it is appropriate in light of cash requirements for share repurchase, which will result in higher financing costs.

Segment Results

Ratings and Research

Second quarter 2002 Ratings and Research revenue was $250.8 million, up 26.1% from $198.9 million in the second quarter of 2001. The increase was primarily driven by strong growth in U.S. and European structured finance, global financial institutions and global research revenue.

Structured finance revenue was $97.7 million for the second quarter of 2002, an increase of 43.0% from $68.3 million in the 2001 quarter. Strong growth was achieved in several U.S. market sectors, including residential and commercial mortgage-backed securities, credit derivatives and asset-backed securities. International structured finance revenue grew approximately 60% versus the same quarter of last year, as strong secular growth continued in Europe and Japan.

Corporate finance revenue was $66.3 million in the second quarter of 2002, up 5.9% from $62.6 million in the second quarter of 2001 mainly based on growth in the European market. Excluding the very large media and telecommunications issues of the 2001 second quarter, European corporate issuance dollar volume rose 16%. In the U.S., the dollar volume of corporate investment grade issuance fell approximately 19% versus the prior year quarter reflecting continued weakness in business investment and slower refinancing activity.

Revenue in the financial institutions and sovereign risk group was $44.1 million for the second quarter of 2002, an increase of 34.0% from $32.9 million for the same period of 2001. The dollar volume of issuance for U.S. investment grade financial institutions rose 15% compared to second quarter 2001, as investor demand increased due to the relative absence of credit difficulties in the sector. In Europe, the number of issues for banks and financial institutions increased 19% in the second quarter compared to 2001. In addition, revenue increased in a number of areas, including frequent issuer programs, insurance financial strength ratings and bank deposit ratings.

Public finance revenue of $20.4 million for the second quarter of 2002 was up 14.6% from $17.8 million for the 2001 second quarter. Issuance volume in the U.S. municipal bond market grew 21%, reflecting the favorable interest rate environment and less pay-as-you-go financing by municipal borrowers.

Research revenue increased 28.9% to $22.3 million for the second quarter of 2002, from $17.3 million for the same period in 2001. The strong growth reflected increased sales of products to existing customers and the addition of new customers.

Operating, selling, general and administrative expenses for Ratings and Research, including corporate expenses, were $98.2 million for the second quarter of 2002. This reflected an increase of $6.7 million or 7.3% over the same period of 2001. The principal drivers of the increase were higher compensation and related costs to support business expansion, primarily in Europe and the global structured finance business. Depreciation and amortization was $3.0 million for the second quarter of 2002 versus $2.6 million for the same period of 2001.

Ratings and Research operating income of $149.6 million for the second quarter of 2002 was up 42.7% from $104.8 million in the same period of 2001.

Moody’s KMV

Moody’s KMV reported revenue of $20.7 million in the second quarter of 2002, compared to $6.3 million for second quarter of 2001. The 2002 figure included post-acquisition revenue from KMV of $12.0 million. Excluding KMV, revenue for the formerly-named Moody’s Risk Management Services (“MRMS”) increased 38.1% to $8.7 million in the second quarter, reflecting increased sales of credit decisioning software and credit risk assessment products.

Operating, selling, general and administrative expenses for Moody’s KMV were $20.1 million for the second quarter of 2002 compared with $5.7 million for the same period of 2001. Excluding KMV operating expenses of $9.2 million and one-time acquisition related charges of $2.5 million, operating expenses would have been $8.4 million for the second quarter of 2002 compared to $5.7 million for the same period in 2001, a 47.4% year-over-year increase. This increase primarily reflected higher compensation and benefit costs to support business expansion, as well as increased consulting costs to support new product development. Depreciation and amortization was $3.2 million for the second quarter of 2002 versus $1.4 million for the same period of 2001. This increase primarily reflected amortization of $1.8 million related to acquired KMV software and intangible assets.

Moody’s KMV reported an operating loss of $2.6 million for the second quarter of 2002 compared to a loss of $0.8 million for the same period of 2001. Excluding the impact of KMV operating results, amortization of acquired software and intangible assets, and one-time acquisition related charges, the segment would have reported an operating loss of $1.1 million for the second quarter of 2002.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

Total Company Results

Total Moody’s revenue for the first half of 2002 was $503.1 million, an increase of $117.7 million or 30.5% from $385.4 million in the first half of the prior year. The Company’s strong revenue performance principally reflected a continuation of the momentum in a number of sectors in the U.S. and international ratings business that drove the Company’s strong growth in 2001. Excluding post-acquisition revenue from KMV of $12.0 million, Moody’s achieved revenue growth of 27.4% over the prior year period.

Revenue in the United States was $339.9 million for the first half of 2002, an increase of $61.9 million or 22.3% from $278.0 million in the first six months of 2001. Strong growth in ratings revenue drove much of the increase, principally reflecting higher issuance volumes in several market sectors, including residential and commercial mortgage-backed securities, asset backed securities, collateralized debt obligations, banks and financial institutions and municipal bonds. Excluding KMV revenue of $3.8 million, U.S. revenue increased 20.9% to $336.1 million.

Moody’s international revenue was $163.2 million in the first half of 2002, an increase of 52.0% over $107.4 million in the same period of 2001. This growth was driven primarily by higher European structured finance and financial institutions ratings revenue. International research revenue grew 32% over the first half of 2001. Excluding KMV revenue of $8.2 million, international revenue increased 44.3% to $155.0 million in the first half of 2002. International revenue accounted for 32% of total Moody’s revenue in the first half of 2002, up from 28% in the same 2001 period.

First half 2002 operating income of $281.7 million was up 45.4% from $193.8 million in the first half of 2001. Moody’s operating margin for the first half of 2002 was 56%, up from 50% in the year earlier period and above our long-term target. The strong operating income growth in 2002 principally reflected higher than expected revenue growth without a proportional increase in staffing. Moody’s expects the margin to decline in the second half of the year due to lower levels of revenue combined with increased staffing and higher spending on investment projects.

Interest and other non-operating expense was $10.6 million for the six months ended June 30, 2002 compared with $7.6 million for the same period of 2001. The amounts reflected $11.4 million of interest expense on Moody’s $300 million of private placement debt in both periods. Offsetting interest income was lower in 2002 than in 2001, primarily due to lower interest rates and the use of cash on hand to fund the acquisition of KMV in 2002.

Moody’s effective tax rate is 44.2% for 2002 compared to 44.4% for 2001. The Company expects the effective tax rate to decrease in the future as a greater portion of Moody’s business migrates to lower tax jurisdictions.

Net income was $151.3 million for the first six months of 2002 compared with $103.5 million in 2001. Earnings per share for the first half of 2002 were $0.98 basic and $0.95 diluted, compared with $0.65 basic and $0.64 diluted for the first half of 2001.

Moody’s reported earnings per share for the first half of 2002 included $0.01 of dilution related to the KMV acquisition, as further described in the review of second quarter results above.

Segment Results

Ratings and Research

Ratings and research revenue was $474.3 million in the first six months of 2002, up 26.9% from $373.8 million in the first half of 2001. The increased revenue was driven primarily by strong growth in U.S. and European structured finance, global financial institutions and global research revenue.

Structured finance revenue was $186.3 million for the first half of 2002, an increase of $58.9 million or 46.2% from $127.4 million in the first half of 2001. The increase was due to strong growth in the U.S. across several market sectors including residential and commercial mortgage-backed securities, credit derivatives and asset-backed securities. International structured finance revenue grew more than 80% versus the same period of last year, due primarily to strength in Europe and Japan.

Corporate finance revenue was $124.3 million in the first half of 2002, up 6.1% from $117.1 million in the first six months of 2001. Excluding the very large telecommunications and media borrowings during the first half of 2001, European corporate issuance dollar volume rose nearly 16% year-to-year. Issuance dollar volume in the U.S. investment grade corporate market declined about 7% for the first half 2002 compared with the prior year period, reflecting continued weakness in corporate capital spending and merger and acquisition activity as well as lower refinancing activity.

Revenue in the financial institutions and sovereign risk sector was $81.8 million for the first six months of 2002, an increase of $17.5 million or 27.2% from $64.3 million in the first half of 2001. This reflected a 26% increase in U.S. bond issuance in the first half of 2002 compared to the first half 2001, due to refinancing of short-term debt to long-term debt and increased investor demand for these issues. In Europe, the number of transactions in this sector was up 11% from the same period in the prior year. In addition, revenue increased in a number of areas, including frequent issuer programs, insurance financial strength ratings and bank deposit ratings.

Public finance revenue increased 23.7% to $38.1 million for the first half of 2002, from $30.8 million in the 2001 first half. Year-to-year growth of 19% in U.S. municipal bond volumes was the main driver of this performance. The volume growth was about evenly split between new issues and refinancings, and reflected the favorable interest rate environment as well as lower pay-as-you-go financing by municipal borrowers.

Research revenue grew 28.1% to $43.8 million for the first half of 2002, up from $34.2 million in the same period in 2001, reflecting increased sales of products to existing customers and the addition of new customers.

Ratings and research operating, selling, general and administrative expenses, including corporate overhead, were $181.5 million for the six months ended June 30, 2002, an increase of $9.5 million, or 5.5% over the same period of 2001. This increase was principally due to higher compensation and related costs to support business expansion, primarily in Europe and the global structured finance business. Depreciation and amortization expense was $6.1 million for the first six months of 2002 versus $5.4 million for the same period of 2001.

Ratings and research operating income of $286.7 million for the six months ended June 30, 2002 was up 46.0% from $196.4 million in the same period of 2001.

Moody’s KMV

Moody’s KMV reported revenue of $28.8 million in the first half of 2002 compared to $11.6 million for the first half of 2001, an increase of 148.3%. Excluding post-acquisition revenue from KMV of $12.0 million, revenue for the formerly-named Moody’s Risk Management Services business grew 44.8% to $16.8 million in the first half of 2002. The revenue growth principally reflected increased sales of credit decisioning software and credit assessment products.

Operating, selling, general and administrative expenses were $29.6 million for the six months ended June 30, 2002 compared with $11.5 million in the same period of 2001. Excluding KMV-related expenses of $11.7 million (consisting of operating expenses and one-time acquisition-related charges), operating expenses would have been $17.9 million for the first half of 2002 compared to $11.5 million for the same period in 2001, a 55.7% year-over-year increase. This increase primarily reflected higher compensation and benefit costs to support business expansion, as well as increased consulting costs related to new product development. Depreciation and amortization was $4.2 million for the first six months of 2002 versus $2.7 million for the same period of 2001; the year-to-year increase primarily reflected amortization of $1.8 million related to acquired KMV software and intangible assets.

Moody’s KMV reported an operating loss of $5.0 million for the six months ended June 30, 2002, compared to a loss of $2.6 million for the same period of 2001. Excluding the impact of KMV’s operating results, amortization of acquired software and intangible assets and one-time acquisition related charges, the segment operating loss would have been $3.5 million for the first half of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $118.6 million and $133.5 million for the six months ended June 30, 2002 and 2001, respectively. Income tax payments in the first half of 2002 included approximately $50 million that would normally have been paid in the fourth quarter of 2001 but were deferred into the first quarter of 2002. In addition, payments for prior year incentive compensation were approximately $38 million higher in 2002 than in 2001. These impacts were partially offset by growth in net income of $48 million in the first half of 2002 versus the prior year period.

Net cash used in investing activities was $212.7 million for the six months ended June 30, 2002 compared with $10.7 million for the same period of 2001. The 2002 amount included the $210 million purchase price for the acquisition of KMV in April 2002. The 2001 amount included expenditures of $4.1 million for equity investments in emerging market rating agencies.

Net cash provided by financing activities was $7.6 million for the first half of 2002 compared to net cash used in financing activities of $76.1 for the 2001 period. The significant difference in 2002 primarily reflected lower spending for repurchases of the Company’s stock ($32.9 million in 2002 compared to $96.5 million in 2001) and higher proceeds and related tax benefits from exercises of employee stock options ($54.4 million in 2002 compared to $34.6 million in 2001). During the second quarter of 2002, the Company borrowed $81 million under its bank revolving credit facility to partially fund the KMV acquisition; amounts outstanding were repaid prior to June 30, 2002. Dividends paid in the first half of 2002 and 2001 were $13.9 million and $14.2 million, respectively.

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000, the Company issued $300 million of notes payable (the “Notes”) in a private placement. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. The cash proceeds from the private placement were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. In the event that Moody’s pays all or part of the note in advance of its maturity, (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value, as defined in the agreement, of the remaining scheduled payments over the prepaid principal.

The revolving credit facility (the “Facility”), which was undrawn as of June 30, 2002, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest on borrowings under the 5-year facility is payable at rates that are based on the London Interbank Offered Rate (“LIBOR”) plus a premium that can range between 18 basis points and 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the related agreement. At June 30, 2002, such premium was 22 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays facility fees, regardless of borrowing activity under the Facility. The fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s ratio of total indebtedness to EBITDA, and were 8 basis points at June 30, 2002. The fees for the 364-day facility are 7 basis points. As noted below and more fully discussed in Note 3, in April 2002, Moody’s used this Facility to initially fund a portion of the purchase price for the KMV acquisition; amounts outstanding under the Facility were repaid prior to June 30, 2002. The Company is currently in discussions with the lenders to renew the 364-day facility.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens and require the Company to maintain certain financial ratios. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to EBITDA, as defined in the Agreements, of not more than 4 to 1. At June 30, 2002 the Company was in compliance with its debt covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

At June 30, 2002 Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

On April 12, 2002, Moody’s completed the previously announced acquisition of KMV, which provides quantitative estimates of credit default risk and values of credit sensitive financial instruments, and develops and distributes credit risk management software and other related products and services used by banks, money managers, and other financial institutions in their commercial lending, portfolio management and other activities, in an all-cash transaction for $210 million. The transaction was initially funded with a combination of cash on hand and $81 million of borrowings under Moody’s existing bank credit lines. Prior to June 30, 2002, the Company repaid the borrowings under the bank credit lines.

Moody’s expects to have positive operating cash flow, as well as after-tax free cash flow, for the fiscal year 2002. The Company currently intends to use the majority of such free cash flow to continue its share repurchase program. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Refer to “Management’s Discussion and Analysis, Additional Factors That May Affect Future Results”, in the Company’s 2001 Annual Report on Form 10-K, as filed on March 22, 2002. In addition, the Company will from time to time consider acquisitions of or investments in complementary businesses, products, services and technologies, which might affect liquidity requirements and cause the Company to pursue additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

In October 2000, the Board of Directors of Moody’s Corporation authorized a share repurchase program of up to $250 million, which amount was subsequently increased to $300 million. The program includes both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of share issuance under the company’s employee and directors stock plans. The Company completed that program in late 2001 and in October 2001 the Board of Directors authorized an additional program of up to $300 million.

During the first half of 2002, the Company repurchased 0.9 million shares of its common stock at a total cost of approximately $33 million, bringing total repurchases to 12.2 million shares at a cost of approximately $372 million. This includes 4.1 million shares to offset issuances under Moody’s stock plans. Moody’s anticipates completing the current $300 million share repurchase program by mid-2003. Moody’s has thus far funded the KMV acquisition with a combination of bank loans and cash on hand rather than with long-term debt, and has benefited from favorable short-term financing costs. Management intends to pursue long-term financing for the acquisition when it is appropriate in light of cash requirements for share repurchase, which will result in higher financing costs.

On July 23, 2002, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on September 10, 2002 to shareholders of record at the close of business on August 20, 2002.

Contingencies

Moody’s is involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.

In order to understand the Company’s exposure to the potential liabilities described below, it is important to understand the relationship between Moody’s and New D&B, and the relationship among New D&B and its predecessors and other parties who, through various corporate reorganizations and contractual commitments, have assumed varying degrees of responsibility with respect to such matters.

In November 1996, The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies, The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). In June 1998, The Dun & Bradstreet Corporation though a spin-off separated into two separate public companies, The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies, IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1, Background and Basis of Presentation.

Information Resources, Inc.

On July 29, 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

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

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of approximately $3.0 billion plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action.

Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes and accrued interest resulting from unfavorable IRS rulings on certain tax matters (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.

In connection with the 2000 Distribution and pursuant to the terms of the related Distribution Agreement, New D&B and Moody’s have, between themselves, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

Without limiting the generality of the foregoing, three specific tax matters are discussed below.

Royalty Expense Deductions

During the second quarter of 2002, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this notice the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1994, 1995 and 1996 tax returns. New D&B disagrees with the position taken by the IRS in its Notice and has filed a responsive brief to this effect with the IRS. If the IRS were to issue a formal assessment consistent with the Notice and were to prevail in its position, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the potential current liability for this transaction could be up to approximately $45 million (including interest, net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 which could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $81 million (including interest, net of tax benefits). This exposure could increase by approximately $2 million to $4 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

Utilization of Capital Losses

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

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing, and New D&B is contesting the IRS’ assessment. New D&B has indicated that it would also contest the assessment of penalties or other amounts, if any, in excess of the amounts paid. Moody’s had previously accrued its share of the probable liability arising from the utilization of these capital losses and does not anticipate any further income statement charges or cash payments related to IRS assessments for this matter.

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). Neither the Company nor Donnelley was a party to the IMS/NMR Agreement.

NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Donnelley in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Donnelley. During the first quarter of 2002, the arbitration panel ruled that Donnelley properly belonged as a party to the arbitration. If NMR should prevail in the arbitration against IMS Health and, in turn, IMS Health should prevail against Donnelley, then the Company believes that the additional liability to Donnelley would be approximately $15 million, net of tax benefits, and under the terms of the 2000 Distribution Moody’s and New D&B would be responsible for one-half of such amount. The Company believes that the claim asserted against Donnelley by IMS Health is without merit.

Summary of Moody’s Exposure to Three Tax Matters

The Company has considered the range and probability of potential outcomes related to the three tax matters captioned above and believes that it has adequate reserves recorded in its consolidated financial statements for its current exposure in these matters. However, the potential cash outlays resulting from these matters, which we currently estimate could be as much as $134 million, could be material and could increase with time as described above.

Regulation

Moody’s credit rating business is subject to regulation in the U.S. and other jurisdictions. The U.S. Securities and Exchange Commission (the “SEC”) recently has commenced a study of the role and function of credit rating agencies in the operation of the U.S. securities markets. Under the Sarbanes-Oxley Act of 2002 the SEC is to issue a report on its study by January 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first half of 2002. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Moody’s is involved in legal proceedings of a nature considered normal to its business. In addition, Moody’s is involved in certain other legal proceedings discussed under “Contingencies” in Part 1, Item 2 of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

     The shareholders of the Company voted on two items at the Annual Meeting of Shareholders held on April 23, 2002:

1.	the election of three directors, to terms ending in 2005; and

2.	a proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002.

     The results of the votes are as follows:

1.	Votes cast for election of directors:
Nominee	Votes For	Votes Withheld
Mary Johnston Evans	137,686,356	1,557,789
Robert R. Glauber	137,718,257	1,525,888
Connie Mack	136,964,025	2,280,120

     There were no abstentions for this item.

2.	Votes cast for the appointment of PricewaterhouseCoopers LLP as independent accountants:

135,301,400	votes for approval;
3,313,068	votes against; and
629,677	abstentions

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT NO.	DESCRIPTION

3.     ARTICLES OF INCORPORATION AND BY-LAWS

1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998)

99.     ADDITIONAL EXHIBITS

1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K on April 15, 2002, on which information was reported under Items 2 and 7.

         The Company filed a Current Report on Form 8-K/A on June 26, 2002, on which information was reported under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: August 14, 2002	By: /s/ JEANNE M. DERING --------------------------------------- Jeanne M. Dering Senior Vice President and Chief Financial Officer

Date: August 14, 2002	By: /s/ CHARLES R. BRUSCHI --------------------------------------- Charles R. Bruschi Vice President and Corporate Controller