Form 10-Q
period 2002-09-30
MOODYS CORP /DE/
filed 2002-11-14
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Class	at October 31, 2002
Common Stock, par value $0.01 per share	151.1 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2002 and 2001	3

Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2002 and December 31, 2001	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6–15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15–25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits and Reports on Form 8-K	26

SIGNATURES	27

Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue	$248.3	$190.4	$751.4	$575.8

Expenses

Operating, selling, general and administrative expenses	113.8	92.3	324.9	275.8

Depreciation and amortization	7.1	4.4	17.4	12.5

Total expenses	120.9	96.7	342.3	288.3

Operating income	127.4	93.7	409.1	287.5

Interest and other non-operating expense, net	(5.9)	(3.9)	(16.5)	(11.5)

Income before provision for income taxes	121.5	89.8	392.6	276.0

Provision for income taxes	53.7	39.9	173.5	122.6

Net income	$67.8	$49.9	$219.1	$153.4

Earnings per share

Basic	$0.44	$0.32	$1.41	$0.97

Diluted	$0.43	$0.31	$1.38	$0.95

Weighted average shares outstanding

Basic	155.2	158.2	154.9	158.4

Diluted	159.4	161.5	158.7	161.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

	September 30, 2002	December 31, 2001

Assets

Current assets

Cash and cash equivalents	$69.9	$163.2

Accounts receivable, net of allowances of $25.0 in 2002 and $27.3 in 2001	151.7	148.4

Other current assets	60.2	59.6

Total current assets	281.8	371.2

Property and equipment, net	45.7	42.9

Prepaid pension costs	59.1	57.2

Intangible assets, net	86.1	4.3

Goodwill, net	126.2	6.0

Other assets	35.5	23.8

Total assets	$634.4	$505.4

Liabilities and Shareholders’ Equity

Current liabilities

Accounts payable and accrued liabilities	$165.2	$236.9

Deferred revenue	159.0	122.4

Total current liabilities	324.2	359.3

Non-current portion of deferred revenue	24.5	19.8

Notes payable	300.0	300.0

Other liabilities	166.2	130.4

Total liabilities	814.9	809.5

Contingencies (Note 7)

Shareholders’ equity

Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $ .01 per share; 400,000,000 shares authorized; 171,451,136 shares issued and outstanding at September 30, 2002 and December 31, 2001	1.7	1.7

Capital surplus	41.0	43.7

Retained earnings (accumulated deficit)	158.7	(39.3)

Treasury stock, at cost; 17,967,038 and 17,043,168 shares of common stock at September 30, 2002 and December 31, 2001, respectively	(382.3)	(307.5)

Cumulative translation adjustment	0.4	(2.7)

Total shareholders’ equity	(180.5)	(304.1)

Total liabilities and shareholders’ equity	$634.4	$505.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN MILLIONS)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities

Net income	$219.1	$153.4

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	17.4	12.5

Write-off of computer software and property and equipment	1.3	—

Write-off of in-process research and development	1.1	—

Tax benefits from exercise of stock options	20.9	11.5

Changes in assets and liabilities:

Accounts receivable	9.7	(11.4)

Other assets	1.0	(4.6)

Accounts payable and accrued liabilities	(83.1)	68.0

Deferred revenue	20.0	18.1

Other liabilities	35.8	2.3

Net cash provided by operating activities	243.2	249.8

Cash flows from investing activities

Acquisition, net of cash acquired and investments in affiliates	(205.7)	(5.4)

Net capital additions	(13.3)	(10.8)

Other	0.2	—

Net cash used in investing activities	(218.8)	(16.2)

Cash flows from financing activities

Borrowings on revolving credit facility	81.0	—

Repayment of borrowings on revolving credit facility	(81.0)	—

Proceeds from stock plans	44.8	39.1

Cost of treasury shares repurchased	(143.2)	(195.3)

Payment of dividends	(21.1)	(21.3)

Net cash used in financing activities	(119.5)	(177.5)

Effect of exchange rate changes on cash and cash equivalents	1.8	(0.5)

(Decrease) increase in cash and cash equivalents	(93.3)	55.6

Cash and cash equivalents, beginning of the period	163.2	119.1

Cash and cash equivalents, end of the period	$69.9	$174.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BACKGROUND AND BASIS OF PRESENTATION

The condensed consolidated financial statements are those of Moody’s Corporation and its subsidiaries (“Moody’s” or the “Company”). Moody’s is a provider of credit ratings, research and analysis covering debt instruments and securities in the global capital markets and a provider of credit risk management technology to banks and other financial institutions. Moody’s operates in two reportable segments: Ratings and Research, and Moody’s KMV. The Ratings and Research business publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. The Moody’s KMV business, which consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), which was acquired in April 2002, and Moody’s Risk Management Services, develops and distributes credit risk management software and other related products and services used by banks and other financial institutions in their commercial lending, portfolio management and other activities. It also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity, such as severance and contract terminations, be recognized and measured initially at fair value only when such liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

On January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Under these rules, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

3.	RECONCILIATION OF SHARES USED IN COMPUTING EARNINGS PER SHARE

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in millions)		(in millions)
Weighted average number of shares — Basic	155.2	158.2	154.9	158.4

Dilutive effect of shares issuable under employee and director stock plans	4.2	3.3	3.8	2.7

Weighted average number of shares — Diluted	159.4	161.5	158.7	161.1

There were no antidilutive options to purchase shares of common stock for the three month or nine month periods ended September 30, 2002 and 2001.

4.	ACQUISITIONS

KMV

On April 12, 2002, Moody’s acquired the business comprising KMV, which provides quantitative estimates of credit default risk and values of credit sensitive financial instruments. The aggregate purchase price of $212.6 million, includes $209.3 million in cash, after final determination of a working capital purchase price adjustment, and $3.3 million in direct transaction costs, primarily professional fees. The results of KMV have been included in Moody’s consolidated financial statements since the acquisition date. The acquisition will expand the product offerings and customer base of Moody’s credit risk assessment business, which was previously operated by Moody’s Risk Management Services.

The purchase price was funded by using $128.3 million of Moody’s cash on hand and $81 million of borrowings under Moody’s existing bank credit lines. The Company repaid the borrowings under the bank credit lines in the second quarter of 2002.

The acquisition has been accounted for as a purchase. Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Purchase Price Allocation
(in millions)

Current assets		$21.0

Property and equipment, net		4.6

Intangible assets:

Customer list (12 year life)	$50.7

Trade secrets (not subject to amortization)	25.5

Other intangibles (5.2 year weighted average life)	6.3

Total intangible assets		82.5

In-process research and development		1.1

Goodwill		118.3

Other assets		17.1

Liabilities assumed		(32.0)

Net assets acquired		$212.6

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the $118.3 million of acquired goodwill will not be amortized. See Note 5 for further information. The goodwill amount has been assigned to the Moody’s KMV segment. The excess of the purchase price over the acquired net assets is expected to be amortized over 15 years for tax purposes. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the $1.1 million allocated to acquired in-process research and development was written off immediately following the acquisition and is included in operating, selling, general and administrative expenses for the nine months ended September 30, 2002. Current assets includes acquired cash of $7.2 million. Other assets includes acquired software of $16.0 million, with a life of 5 years.

The following unaudited pro forma consolidated financial information, for the three month and nine month periods ended September 30, 2002 and 2001, illustrates the effect of the acquisition of KMV as if it had been consummated as of the beginning of the respective periods, after giving effect to the following adjustments: (i) elimination of non-recurring transaction related charges resulting from the acquisition; (ii) amortization of acquired intangible assets and software; (iii) Moody’s financing costs for the transaction, consisting of interest expense that would have been incurred on the $81 million of bank borrowings and interest income that would have been foregone on the balance of the purchase price; and (iv) related income tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in millions, except per share data)
Revenue	$248.3	$201.5	$766.5	$607.3

Net income	$67.8	$48.2	$218.1	$147.9

Diluted earnings per share	$0.43	$0.30	$1.37	$0.92

The unaudited pro forma consolidated financial information should be read in conjunction with the Company’s Form 8-K/A filed with the Securities and Exchange Commission on June 26, 2002.

The unaudited pro forma consolidated financial information is presented for comparative purposes only and is not intended to be indicative of the actual consolidated results of operations that would have been achieved had the transaction been consummated as of the dates indicated above, nor does it purport to indicate results that may be attained in the future.

Korea Investors Service

In August 1998, the Company made a 10% cost-basis investment in Korea Investors Service (“KIS”), a Korean rating agency. In December 2001, the Company entered into a definitive agreement to increase its investment to just over 50%, at a cost of $9.6 million with a contingent payment of up to $5.4 million in 2005, based on KIS net income for the three-year period ended December 31, 2004. The purchase price of $9.6 million was held in escrow pending regulatory approval in Korea, which was received in January 2002.

The investment was recorded at cost through December 31, 2001; starting in January 2002, the Company consolidated the results of KIS in its financial statements. The minority shareholder’s interest has been included in other long-term liabilities.

The purchase price allocation resulted in amortizable intangible assets of $2.9 million, with a weighted average life of 5.6 years, and goodwill of $1.9 million. See Note 5 for further information.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually for recoverability, or more frequently if impairment indicators arise. Transitional goodwill impairment testing must be completed within the first six months after adoption. This testing requires the Company to estimate the fair value of its applicable identified reporting units based on the present value of the expected future cash flows of the units. If the book value of a reporting unit exceeds the estimated fair value of the unit, a write-down of goodwill is required. During the second quarter of 2002, the Company completed its transitional goodwill impairment testing. The estimated fair values of the reporting units exceeded their book values and therefore no write-down of goodwill was required.

The following table reflects net income and basic and diluted earnings per share giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	Nine Months Ended
	September 30,

	2002	2001

	(in millions,
	except per share data)
Net income, as reported	$219.1	$153.4

Add back: goodwill amortization expense, net of tax	—	0.9

Adjusted net income	$219.1	$154.3

Basic earnings per share:

As reported	$1.41	$0.97

Adjusted	$1.41	$0.97

Diluted earnings per share:

As reported	$1.38	$0.95

Adjusted	$1.38	$0.96

In conjunction with the April 12, 2002 acquisition of KMV, Moody’s acquired $118.3 million of goodwill and the following intangible assets: (i) $50.7 million related to the customer list; (ii) $25.5 million of trade secrets; and (iii) $6.3 million of other intangible assets. See Note 4 for further information.

The following table summarizes the activity in goodwill for the periods indicated:

		Nine
		Months Ended			Year Ended
	September 30, 2002			December 31, 2001

	(in millions)			(in millions)
	Ratings and	Moody's		Ratings and	Moody's
	Research	KMV	Consolidated	Research	KMV	Consolidated

Beginning balance	$0.4	$5.6	$6.0	$1.0	$7.5	$8.5

Net change from acquisitions	1.9	118.3	120.2	—	(0.4)	(0.4)

Amortization expense	—	—	—	(0.6)	(1.5)	(2.1)

Total	$2.3	$123.9	$126.2	$0.4	$5.6	$6.0

The following table summarizes intangible assets subject to amortization at the dates indicated:

	September 30,	December 31,
	2002	2001

	(in millions)
Customer lists (11.3 year weighted average life)	$57.8	$4.6

Accumulated amortization	(4.0)	(1.3)

Net customer lists	$53.8	$3.3

Other intangible assets (5.6 year weighted average life)	$8.2	$1.5

Accumulated amortization	(1.4)	(0.5)

Net other intangible assets	$6.8	$1.0

Total (10.6 year weighted average life)	$60.6	$4.3

Amortization expense for intangible assets for the nine months ended September 30, 2002 and 2001 was $3.6 million and $0.7 million, respectively.

Estimated amortization expense through 2006 for intangible assets subject to amortization is as follows:

Years ending December 31,

(in millions)
2002	$5.3

2003	$6.9

2004	$6.9

2005	$6.5

2006	$6.2

As of September 30, 2002, $25.5 million in trade secrets acquired with the acquisition of KMV were not subject to amortization. Current circumstances and conditions continue to support an indefinite useful life for the trade secrets asset as of September 30, 2002.

6.	INDEBTEDNESS

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value, as defined in the agreement, of the remaining scheduled payments over the prepaid principal.

The revolving credit facility (the “Facility”), which was undrawn as of September 30, 2002, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range between 18 basis points and 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the related agreement. At September 30, 2002, such premium was 22 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays facility fees, regardless of borrowing activity under the Facility. The fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s ratio of total indebtedness to EBITDA, and were 8 basis points at September 30, 2002. The fees for the 364-day facility are 7 basis points. As noted below and more fully discussed in Note 4, in April 2002, Moody’s used this Facility to initially fund a portion of the purchase price for the KMV acquisition; amounts outstanding under the Facility were repaid in the second quarter of 2002. The Company renewed its 364-day facility in September 2002.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens, and require the Company to maintain certain financial ratios. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to EBITDA, as defined in the Agreements, of not more than 4 to 1. At September 30, 2002 the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

7.	CONTINGENCIES

From time to time Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.

Discussion of contingencies is segregated between those matters that relate to Old D&B, its predecessors and their affiliated companies (“Legacy Contingencies”) and those that relate to Moody’s business and operations (“Moody’s Matters”).

Legacy Contingencies

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

In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies:

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

Legacy Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable IRS rulings on certain tax matters (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.

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

Royalty Expense Deductions

During the second quarter of 2002, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1994, 1995 and 1996 tax returns. New D&B disagrees with the position taken by the IRS in its Notice and filed a responsive brief to this effect with the IRS. In addition, the IRS recently indicated that it may assess penalties on this matter. If the IRS were to issue a formal assessment consistent with the Notice (and including penalties), and were to prevail in its position, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the required payment to the IRS could be up to approximately $50 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 which could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $89 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

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

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Old D&B in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Old D&B. Neither Old D&B nor any of its predecessors was a party to the IMS/NMR Agreement. During the first quarter of 2002, the arbitration panel ruled that Old D&B properly belonged as a party to the arbitration. If NMR should prevail in the arbitration against IMS Health and, in turn, IMS Health should prevail against Old D&B, then the Company believes that the additional liability to Old D&B would be approximately $15 million, net of tax benefits. Under the terms of the 2000 Distribution, Moody’s and New D&B would each be responsible for one-half of such amount. The Company believes that the claim asserted against Old D&B by IMS Health is without merit. As such, no amount in respect of this matter has been accrued in the financial statements.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company has considered the range and probability of potential outcomes related to the three legacy tax matters discussed above and believes that it has adequate reserves recorded in its consolidated financial statements for its probable exposures in these matters. The cash outlays resulting from these matters, which we currently estimate could be as much as $147 million, could be material and could increase with time as described above.

Moody’s Matters

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $2.8 billion) plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

8.	COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in millions)		(in millions)
Net income	$67.8	$49.9	$219.1	$153.4

Other comprehensive income (loss) — foreign currency translation	1.7	0.9	3.1	(0.5)
adjustment

Total comprehensive income	$69.5	$50.8	$222.2	$152.9

9.     SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has historically operated in one reportable business segment – Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV, Moody’s now operates in two reportable business segments: Ratings and Research, and Moody’s KMV. Accordingly, in the second quarter of 2002 the Company restated its segment information for corresponding prior periods to conform to the current presentation.

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

Revenue is generally based on the customer’s country of domicile.

There are no intersegment sales and no single customer accounted for 10% or more of total revenue.

Below are financial information by segment, revenue by geographic area, and Ratings and Research revenue by business unit for the three month and nine month periods ended September 30, 2002 and 2001.

Financial Information by Segment:

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

		(in millions)			(in millions)
	Ratings and	Moody's		Ratings and	Moody's
	Research	KMV	Consolidated	Research	KMV	Consolidated

Revenue	$225.1	$23.2	$248.3	$182.7	$7.7	$190.4

Operating income (loss)	127.2	0.2	127.4	94.4	(0.7)	93.7

Interest and other non-operating expense, net			(5.9)			(3.9)

Income before provision for income taxes			121.5			89.8

Provision for income taxes			53.7			39.9

Net income			$67.8			$49.9

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001

		(in millions)			(in millions)
	Ratings and	Moody's		Ratings and	Moody's
	Research	KMV	Consolidated	Research	KMV	Consolidated

Revenue	$699.4	$52.0	$751.4	$556.5	$19.3	$575.8

Operating income (loss)	413.8	(4.7)	409.1	290.7	(3.2)	287.5
Interest and other non-operating expense, net			(16.5)			(11.5)

Income before provision for income taxes			392.6			276.0

Provision for income taxes			173.5			122.6

Net income			$219.1			$153.4

Total assets by segment at September 30,	$374.3	$260.1	$634.4	$445.4	$28.1	$473.5

Revenue by Geographic Area:

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

		(in millions)			(in millions)
	Ratings and	Moody's		Ratings and	Moody's
	Research	KMV	Consolidated	Research	KMV	Consolidated

United States	$151.5	$13.5	$165.0	$130.6	$3.9	$134.5

International	73.6	9.7	83.3	52.1	3.8	55.9

Total revenue	$225.1	$23.2	$248.3	$182.7	$7.7	$190.4

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001

		(in millions)			(in millions)
	Ratings and	Moody's		Ratings and	Moody's
	Research	KMV	Consolidated	Research	KMV	Consolidated

United States	$478.2	$26.7	$504.9	$401.5	$11.0	$412.5

International	221.2	25.3	246.5	155.0	8.3	163.3

Total revenue	$699.4	$52.0	$751.4	$556.5	$19.3	$575.8

Ratings and Research Revenue by Business Unit:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in millions)		(in millions)
Ratings Revenue:

Structured finance	$91.6	$67.0	$277.9	$194.4

Corporate finance	50.2	52.1	174.5	169.2

Financial institutions and sovereign risk	38.5	30.4	120.3	94.7

Public finance	20.6	15.4	58.7	46.2

Total Ratings Revenue	200.9	164.9	631.4	504.5

Research Revenue	24.2	17.8	68.0	52.0

Total Ratings and Research Revenue	$225.1	$182.7	$699.4	$556.5

10.	SUBSEQUENT EVENTS

Dividend

On October 22, 2002, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on December 10, 2002 to shareholders of record at the close of business on November 20, 2002.

Share Repurchases
During October of 2002, Moody’s completed the $300 million share repurchase program that had been authorized by the Board of Directors in October 2001. From January 1, 2002 through October 31, 2002, Moody’s repurchased 5.7 million shares at a total cost of $263 million, including 2.4 million shares to offset issuances under employee stock plans. Since becoming a public company in September 2000, Moody’s has repurchased 17.1 million shares at a total cost of $602 million, including 5.8 million shares to offset issuances under employee stock plans. On October 22, 2002, the Board of Directors authorized an additional $450 million share repurchase program, which Moody’s expects to complete by the middle of 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of credit ratings, research and analysis covering debt instruments and securities in the global capital markets and a provider of credit risk management technology to banks and other financial institutions. Moody’s operates in two reportable segments: Ratings and Research, and Moody’s KMV.

The Ratings and Research business publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks.

The Moody’s KMV business, which consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), which was acquired in April 2002, and Moody’s Risk Management Services, develops and distributes credit risk management software and other related products and services used by banks and other financial institutions in their commercial lending, portfolio management and other activities. It also provides modeling tools, analytics, credit education materials, seminars, computer-based lending simulations and other products and services.

Critical Accounting Policies

Moody’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Moody’s bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, deferred tax assets and undistributed earnings of non-U.S. subsidiaries, contingencies related to taxes, litigation and other claims and assessments, valuation of investments in affiliates, long-lived and intangible assets and goodwill, stock options and other employee and retiree benefit plans. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, includes detailed descriptions of some of the judgments that Moody’s makes in applying its accounting policies in these areas.

Operating Segments

The Company has historically operated in one reportable business segment — Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV, Moody’s now operates in two reportable business segments: Ratings and Research and Moody’s KMV. Accordingly, in the second quarter of 2002 the Company restated its segment information for corresponding prior periods to conform to the current presentation.

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

Results of Operations

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

Total Company Results

Moody’s revenue for the third quarter of 2002 was $248.3 million, an increase of $57.9 million or 30.4% from $190.4 million for the third quarter of the previous year. Excluding KMV revenue of $14.1 million in the quarter, Moody’s year-to-year revenue growth was 23.0%. This strong performance principally reflected a continuation of the first half 2002 momentum in the structured finance, financial institutions and sovereign risk and public finance businesses in the U.S. as well as structured finance in Europe and Japan.

Revenue in the United States was $165.0 million for the third quarter of 2002, an increase of $30.5 million or 22.7% from $134.5 million in the third quarter of 2001. Excluding $8.5 million of KMV revenue in the quarter, U.S. revenue increased 16.4% to $156.5 million. This increase reflected strong growth in ratings revenue, principally due to higher issuance volumes in several market sectors, including residential mortgage-backed securities, credit derivatives, asset-backed securities and public finance. Research revenue also reflected strong growth over the same quarter of the prior year.

Moody’s international revenue was $83.3 million for the third quarter of 2002, an increase of 49.0% over $55.9 million in the same period of 2001. Excluding $5.6 million of revenue from KMV, international revenue increased 39.0% to $77.7 million. Strong performance in the non-U.S. ratings business, principally European and Japanese structured finance, as well as in the research business, were the major drivers of growth. International revenue accounted for 34% of Moody’s total revenue in the third quarter of 2002, compared with 29% in the prior year quarter.

Third quarter operating income of $127.4 million rose 36.0% from $93.7 million in the same period of 2001. Moody’s operating margin for the third quarter of 2002 was 51%, up from 49% a year earlier. The quarter’s strong margin principally reflected better than expected revenue with a less than proportional increase in staffing.

Interest and other non-operating expense was $5.9 million for the third quarter of 2002 compared with $3.9 million for the same period of 2001. The reported amounts reflected $5.7 million of interest expense on Moody’s $300 million of private placement debt in both periods. Offsetting interest income was lower in 2002 than in 2001, primarily due to the use of cash on hand to fund the acquisition of KMV in 2002.

Moody’s effective tax rate was 44.2% for the third quarter of 2002 compared to 44.4% for the same period of 2001. The Company expects the effective tax rate to decrease in the future as a greater portion of Moody’s business migrates to lower tax jurisdictions.

Net income was $67.8 million for the third quarter of 2002 compared with $49.9 million for the same period of 2001. Earnings per share for the period were $0.44 basic and $0.43 diluted in 2002, compared with $0.32 basic and $0.31 diluted in 2001.

Segment Results

Ratings and Research

Third quarter Ratings and Research revenue was $225.1 million, up 23.2% from $182.7 million in the third quarter of 2001. The revenue increase was primarily driven by strong growth in U.S. and European structured finance, U.S. financial institutions and global research.

Structured finance revenue was $91.6 million for the third quarter of 2002, an increase of 36.7% from $67.0 million in the third quarter of 2001. International structured finance revenue grew more than 75% compared to the same quarter of 2001. In Europe, the number of transactions increased over 50% from the prior year quarter, and in Japan the number of transactions grew more than 80%. In the U.S., robust growth was led by residential mortgage-backed securities, as the sustained low interest rate environment continued to drive refinancing and new mortgage activity. Asset-backed securities and credit derivatives also contributed to the strong U.S. growth. Revenue growth in Europe and the U.S. also reflected growth in ratings of more complex transactions, which generate higher ratings fees.

Corporate finance revenue was $50.2 million in the third quarter of 2002, down 3.6% from $52.1 million in the third quarter of 2001. In the United States, continued weakness in business investment and slower refinancing activity led to a 15% decrease in the number of investment grade transactions compared to the third quarter of 2001. This was partially offset by growth in revenue from syndicated bank loan ratings and from non-transaction based areas, including issuer-level ratings and relationship-based fees. European corporate finance revenue rose versus the prior year quarter despite lower issuance volume, primarily due to new rating relationships. Revenue from Korea Investors Service, which became a consolidated subsidiary in the beginning of 2002, favorably affected year-to-year growth in the third quarter.

Revenue in the financial institutions and sovereign risk group was $38.5 million for the third quarter of 2002, an increase of 26.6% from $30.4 million for the same period of 2001. In the U.S., the number of new issues remained strong despite declines in dollar issuance volumes, and higher revenue from issuer-level ratings added to growth. Outside the U.S., revenue grew at a strong double-digit pace versus the prior year period. In Europe, dollar issuance volumes declined about 6% versus the third quarter of 2001, but the number of transactions rose 16%.

Public finance revenue of $20.6 million for the third quarter of 2002 was up 33.8% from $15.4 million in the 2001 third quarter. Aggregate dollar issuance volume in the U.S. municipal bond market grew 43%, reflecting the favorable interest rate environment and less pay-as-you-go financing by municipal borrowers. Refinancings accounted for 37% of issuance volume in the quarter.

Research revenue increased 36.0% to $24.2 million for the third quarter of 2002, compared with $17.8 million for the same period in 2001. The strong growth reflected greater investor interest in credit risk reflecting increased investor focus on credit risk as well as revenue from new products and licensing of Moody’s information to third-party distributors.

Operating, selling, general and administrative expenses for Ratings and Research, including corporate expenses, were $94.6 million for the third quarter of 2002. This reflected an increase of $9.2 million or 10.8% over the same period of 2001. The principal drivers of the increase were higher compensation and related costs to support business expansion, primarily in Europe and the global structured finance business. Investment spending on technology infrastructure and financial systems also increased during the quarter. Depreciation and amortization was $3.3 million for the third quarter of 2002 versus $2.9 million for the same period of 2001.

Ratings and Research operating income of $127.2 million for the third quarter of 2002 was up 34.7% from $94.4 million in the same period of 2001.

Moody’s KMV

Moody’s KMV reported revenue of $23.2 million in the third quarter of 2002, compared to $7.7 million for the third quarter of 2001. Excluding revenue of $14.1 million from KMV, revenue for the legacy Moody’s Risk Management Services business grew 18.1% to $9.1 million in the third quarter. This growth reflected customer upgrades to a new version of credit decisioning software as well as growth in subscription revenue from RiskCalc credit assessment products. The revenue of the legacy KMV business consisted principally of subscriptions to the CreditEdge, CreditMonitor, PortfolioManger and CreditMark products.

Operating, selling, general and administrative expenses for Moody’s KMV were $19.2 million for the third quarter of 2002 compared with $6.9 million for the same period of 2001. Excluding KMV operating expenses of $10.4 million, operating expenses would have been $8.8 million for the third quarter of 2002, a 27.5% year-over-year increase. This increase primarily reflected higher compensation and benefit costs to support business expansion, as well as increased consulting costs to support new product development. Depreciation and amortization was $3.8 million for the third quarter of 2002 versus $1.5 million for the same period of 2001. This increase primarily reflected amortization of $2.1 million related to acquired KMV software and intangible assets.

Moody’s KMV reported operating income of $0.2 million for the third quarter of 2002 compared to a loss of $0.7 million for the same period of 2001. Excluding the impact of KMV operating results and amortization of acquired software and intangible assets, the segment would have reported an operating loss of $0.8 million for the third quarter of 2002.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

Total Company Results

Total Moody’s revenue for the first nine months of 2002 was $751.4 million, an increase of $175.6 million or 30.5% from $575.8 million in the first nine months of the prior year. Excluding post-acquisition revenue from KMV of $26.1 million, Moody’s achieved revenue growth of 26.0% over the prior year period. The Company’s year-to-date revenue performance reflected broad-based gains in a number of sectors of the ratings business, with global structured finance the largest growth driver, as well as strong double-digit growth in the global research business.

Revenue in the United States was $504.9 million for the first nine months of 2002, an increase of $92.4 million or 22.4% from $412.5 million in the first nine months of 2001. Excluding KMV revenue of $12.2 million, U.S. revenue increased 19.4% to $492.7 million. Strong growth in ratings revenue reflected higher issuance volumes in several market sectors, including residential and commercial mortgage-backed securities, asset-backed securities, financial institutions, municipal bonds and collateralized debt obligations.

Moody’s international revenue was $246.5 million in the first nine months of 2002, an increase of 50.9% over $163.3 million in the same period of 2001. Excluding KMV revenue of $13.9 million, international revenue increased 42.4% to $232.6 million. This growth was primarily driven by higher ratings revenue in the European structured finance and global financial institutions businesses. In addition, international research revenue grew 35% over the prior year period. For the first nine months of 2002, international revenue accounted for about 33% of total Moody’s revenue, up from 28% for the same period of 2001.

Operating income of $409.1 million for the first nine months of 2002 was up 42.3% from $287.5 million in the same period of 2001. Moody’s operating margin for the first nine months of 2002 was 54%, up from 50% in the year earlier period. The strong operating income growth in 2002 principally reflected higher than expected revenue growth without a proportional increase in staffing.

Interest and other non-operating expense was $16.5 million for the nine months ended September 30, 2002 compared with $11.5 million for the same period of 2001. The amounts reflected $17.1 million of interest expense on Moody’s $300 million of private placement debt in both periods. Offsetting interest income was lower in 2002 than in 2001, primarily due to lower interest rates and the use of cash on hand to fund the acquisition of KMV in 2002.

Moody’s effective tax rate was 44.2% for the first nine months of 2002 compared to 44.4% for the same period of 2001. The Company expects the effective tax rate to decrease in the future as a greater portion of Moody’s business migrates to lower tax jurisdictions.

Net income was $219.1 million for the first nine months of 2002 compared with $153.4 million in 2001. Earnings per share for the first nine months of 2002 were $1.41 basic and $1.38 diluted, compared with $0.97 basic and $0.95 diluted in 2001.

Segment Results

Ratings and Research

Ratings and Research revenue was $699.4 million in the first nine months of 2002, up 25.7% from $556.5 million in the first nine months of 2001. The increase was principally driven by strong growth in U.S., European, and Japanese structured finance, global financial institutions, U.S. public finance, and global research revenue.

Structured finance revenue was $277.9 million for the first nine months of 2002, an increase of $83.5 million or 43.0% from $194.4 million in the first nine months of 2001. Strong growth was achieved in several U.S. market sectors, including residential and commercial mortgage-backed securities, credit derivatives and asset-backed securities. International structured finance revenue grew close to 70% versus the same period of last year, reflecting strength in Europe and Japan.

Corporate finance revenue was $174.5 million in the first nine months of 2002, up 3.1% from $169.2 million in the first nine months of 2001. Issuance dollar volume in the U.S. investment grade market declined about 12% for the first nine months of 2002 compared with the prior year period, while the number of transactions rose by 3%. Continued weakness in corporate investment spending, lower merger and acquisition activity and slower refinancing activity all affected U.S. issuance volumes. European corporate finance revenue grew at a double-digit rate versus the prior year period despite lower issuance volumes, primarily due to new rating relationships. The consolidation of Korea Investors Service contributed to the revenue growth over the prior year.

Revenue in the financial institutions and sovereign risk sector was $120.3 million for the first nine months of 2002, an increase of $25.6 million or 27.0% from $94.7 million in the first nine months of 2001. This reflected a 23% increase in dollar issuance volumes in the U.S. for the first nine months of 2002 compared to the first nine months 2001, due to refinancing of short-term debt to long-term debt and increased investor demand for issues in this sector. In Europe, the number of transactions in this sector was up 13% from the same period in the prior year.

Public finance revenue increased 27.1% to $58.7 million for the first nine months of 2002, from $46.2 million in the first nine months of 2001. Year-to-year growth of 28% in dollar issuance volume of U.S. municipal bonds was the main driver of this performance. The volume growth was about evenly split between new issues and refinancings, and reflected the favorable interest rate environment as well as less pay-as-you-go financing by municipal borrowers.

Research revenue grew 30.8% to $68.0 million for the first nine months of 2002, up from $52.0 million in the same period in 2001. Increased investor focus on credit risk helped to drive increased sales of products to current customers and the addition of new customers. Robust sales growth in corporate finance, global banking, and structured finance research products, as well as increased revenue from licensing of Moody’s information to third-party distributors, were all important sources of growth.

Ratings and Research operating, selling, general and administrative expenses, including corporate expenses, were $276.2 million for the nine months ended September 30, 2002, an increase of $18.7 million, or 7.3% over the same period of 2001. This increase was principally due to higher compensation and related costs to support business expansion, primarily in Europe and the global structured finance business. Other expense increases included higher professional fees, due primarily to increased investment spending on technology infrastructure and financial systems as well as higher legal fees due to U.S. regulatory inquiries, and higher occupancy costs. These increases were partially offset by lower costs for production and delivery of research products, due to the continued shift to Internet delivery. Depreciation and amortization expense was $9.4 million for the first nine months of 2002 versus $8.3 million for the same period of 2001.

Ratings and research operating income of $413.8 million for the nine months ended September 30, 2002 was up 42.3% from $290.7 million in the same period of 2001.

Moody’s KMV

Moody’s KMV reported revenue of $52.0 million in the first nine months of 2002 compared to $19.3 million for the first nine months of 2001. Excluding post-acquisition revenue from KMV of $26.1 million, revenue for the legacy Moody’s Risk Management Services business grew 34.2% to $25.9 million in the first nine months of 2002. The revenue growth principally reflected increased subscriptions for RiskCalc credit assessment products, as more country specific models have been introduced, and licenses and upgrades of credit decisioning software.

Operating, selling, general and administrative expenses of Moody’s KMV were $48.7 million for the nine months ended September 30, 2002 compared with $18.3 million in the same period of 2001. Excluding KMV-related expenses of $21.8 million (consisting of operating expenses and one-time acquisition-related charges), operating expenses would have been $26.9 million for the first nine months of 2002, a 47.0 % year-over-year increase. This increase primarily reflected higher compensation and benefit costs to support business expansion, as well as increased consulting costs related to new product development. Depreciation and amortization was $8.0 million for the first nine months of 2002 versus $4.2 million for the same period of 2001; the year-to-year increase primarily reflected amortization of $3.9 million related to acquired KMV software and intangible assets.

Moody’s KMV reported an operating loss of $4.7 million for the nine months ended September 30, 2002, compared to a loss of $3.2 million for the same period of 2001. Excluding the impact of KMV’s operating results, amortization of acquired software and intangible assets and one-time acquisition related charges, the segment operating loss would have been $4.2 million for the first nine months of 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $243.2 million and $249.8 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $6.6 million reflected negative impacts from income tax payments of approximately $50 million that would normally have been paid in the fourth quarter of 2001 but were deferred into the first quarter of 2002, and higher payments for prior year incentive compensation (approximately $38 million) in 2002 than in 2001. These impacts were substantially offset by growth in net income of $65.7 million, increased tax benefits from the exercise of stock options and the change in accounts receivable for the nine months ended September 30, 2002 versus 2001.

Net cash used in investing activities was $218.8 million for the nine months ended September 30, 2002 compared with $16.2 million for the same period of 2001. The 2002 amount principally consisted of the $205.4 million purchase price for the acquisition of KMV. The 2001 amount included expenditures of $5.4 million for equity investments in emerging market rating agencies. Capital expenditures, which principally included investments in developing and upgrading computer hardware and software and purchases of office equipment, were $13.3 million for the nine months ended September 30, 2002 compared with $10.8 million for the same period of 2001.

Net cash used in financing activities was $119.5 million and $177.5 million for the nine months ended September 30, 2002 and 2001, respectively. The significant difference in 2002 primarily reflected lower spending for repurchases of the Company’s stock ($143.2 million year to date in 2002 compared to $195.3 million for the same period in 2001) and higher proceeds from exercises of employee stock options ($44.8 million in 2002 compared to $39.1 million in 2001). During the second quarter of 2002, the Company borrowed $81 million under its bank revolving credit facility to partially fund the KMV acquisition; the borrowings were fully repaid prior to June 30, 2002. Moody’s has thus far funded the KMV acquisition with a combination of bank loans and cash on hand rather than with long-term debt, and has benefited from favorable short-term financing costs. Management intends to pursue long-term financing for the acquisition when it is appropriate in light of cash requirements for share repurchase, which will result in higher financing costs. Dividends paid in the first nine months of 2002 and 2001 were $21.1 million and $21.3 million, respectively.

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000, the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the private placement were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity, (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value, as defined in the agreement, of the remaining scheduled payments over the prepaid principal.

The revolving credit facility (the “Facility”), which was undrawn as of September 30, 2002, consists of an $80 million 5-year facility and an $80 million 364-day facility. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range between 18 basis points and 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the related agreement. At September 30, 2002, such premium was 22 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays facility fees, regardless of borrowing activity under the Facility. The fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s ratio of total indebtedness to EBITDA, and were 8 basis points at September 30, 2002. The fees for the 364-day facility are 7 basis points. As noted below and more fully discussed in Note 4, in April 2002, Moody’s used this Facility to initially fund a portion of the purchase price for the KMV acquisition; amounts outstanding under the Facility were repaid in the second quarter of 2002. The Company renewed its 364-day facility in September 2002.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens, and require the Company to maintain certain financial ratios. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to EBITDA, as defined in the Agreements, of not more than 4 to 1. At September 30, 2002 the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

At September 30, 2002 Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Moody’s expects to have positive operating cash flow, as well as after-tax free cash flow, for fiscal year 2002. The Company currently intends to use the majority of such free cash flow to continue its share repurchase program. In addition, recently the Company has borrowed under its bank revolving credit facility in order to fund its share repurchase activities. As previously mentioned, the Company did not initially obtain permanent financing for the KMV acquisition and may do so when it is appropriate in light of cash requirements for share repurchases. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Refer to “Management’s Discussion and Analysis, Additional Factors That May Affect Future Results”, in the Company’s 2001 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 22, 2002. In addition, the Company will from time to time consider acquisitions of or investments in complementary businesses, products, services and technologies, which might affect liquidity requirements and cause the Company to pursue additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

During October of 2002, Moody’s completed the $300 million share repurchase program that had been authorized by the Board of Directors in October 2001. From January 1, 2002 through October 31, 2002, Moody’s repurchased 5.7 million shares at a total cost of $263 million, including 2.4 million shares to offset issuances under employee stock plans. Since becoming a public company in September 2000, Moody’s has repurchased 17.1 million shares at a total cost of $602 million, including 5.8 million shares to offset issuances under employee stock plans. On October 22, 2002, the Board of Directors authorized an additional $450 million share repurchase program, which Moody’s expects to complete by the middle of 2004.

On October 22, 2002, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on December 10, 2002 to shareholders of record at the close of business on November 20, 2002.

Contingencies

From time to time Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.

Discussion of contingencies is segregated between those matters that relate to Old D&B, its predecessors and their affiliated companies(“Legacy Contingencies ”) and those that relate to Moody’s business and operations (“Moody’s Matters”).

Legacy Contingencies

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

In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1, Background and Basis of Presentation.

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

Legacy Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable IRS rulings on certain tax matters (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.

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

Royalty Expense Deductions

During the second quarter of 2002, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1994, 1995 and 1996 tax returns. New D&B disagrees with the position taken by the IRS in its Notice and filed a responsive brief to this effect with the IRS. In addition, the IRS recently indicated that it may assess penalties on this matter. If the IRS were to issue a formal assessment consistent with the Notice (and including penalties), and were to prevail in its position, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the required payment to the IRS could be up to approximately $50 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 which could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $89 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

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

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Old D&B in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Old D&B. Neither Old D&B nor any part of its predecessors was a party to the IMS/NMR Agreement. During the first quarter of 2002, the arbitration panel ruled that Old D&B properly belonged as a party to the arbitration. If NMR should prevail in the arbitration against IMS Health and, in turn, IMS Health should prevail against Old D&B, then the Company believes that the additional liability to Old D&B would be approximately $15 million, net of tax benefits, and under the terms of the 2000 Distribution, Moody’s and New D&B would each be responsible for one-half of such amount. The Company believes that the claim asserted against Old D&B by IMS Health is without merit. As such, no amount in respect of this matter has been accrued in the financial statements.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company has considered the range and probability of potential outcomes related to the three legacy tax matters discussed above and believes that it has adequate reserves recorded in its consolidated financial statements for its probable exposures in these matters. The cash outlays resulting from these matters, which we currently estimate could be as much as $147 million, could be material and could increase with time as described above.

Moody’s Matters

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $2.8 billion) plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

Regulation

Moody’s credit rating business is subject to regulation in the U.S. and other jurisdictions. Under the Sarbanes-Oxley Act of 2002, the U.S. Securities and Exchange Commission (the “SEC”) is required to study the role and function of credit rating agencies in the operation of the securities market, including (i) the role of agencies in the evaluation of issuers of securities, (ii) the importance of that role to investors and the functioning of the securities markets, (iii) any impediments to the accurate appraisal by agencies of the financial resources and risks of issuers, (iv) any measures which may be required to improve the dissemination of information concerning such resources and risks when agencies announce credit ratings, (v) any barriers to entry to the rating agency industry and any measures needed to remove such barriers, and (vi) any conflicts of interest in the operation of agencies and measures to prevent such conflicts or ameliorate the consequences. The SEC is required to issue a report on its study by January 2003.

Implementation guidelines proposed by the Committee of European Securities Regulators under the European Commission’s Market Abuse Directive are applicable to many participants in the European capital markets, including credit rating agencies. Depending on the form in which they are ultimately adopted, such implementation guidelines may directly affect how Moody’s conducts its business in the European market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk since December 31, 2001 and through the first nine months of 2002. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)  Changes in Internal Controls: Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time legal proceedings are initiated against the Company that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. It is the opinion of management, after reviewing such proceedings with counsel to the Company, that the ultimate liability which might result from such proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company, subject to the matters discussed under “Contingencies” in Part I, Item 2 of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EXHIBIT
NO.	DESCRIPTION

3.	ARTICLES OF INCORPORATION AND BY-LAWS

	1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K, file number 1-14037, filed October 4, 2000)

	2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998)

10.	MATERIAL CONTRACTS

	1	364-Day Credit Agreement, dated as of September 11, 2000, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Report on Form 8-K, file number 1-14037, filed October 4, 2000).

	2	Amended and Restated 364-Day Credit Agreement, dated as of September 10, 2001, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2001).

	3*	Amended and Restated 364-Day Credit Agreement, dated as of September 9, 2002, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, JP Morgan Chase Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent.

99.	ADDITIONAL EXHIBITS

	1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: November 14, 2002	By: /s/ JEANNE M. DERING

Jeanne M. Dering Senior Vice President and Chief Financial Officer

Date: November 14, 2002	By: /s/ CHARLES R. BRUSCHI

Charles R. Bruschi Vice President and Corporate Controller

CHIEF EXECUTIVE OFFICER CERTIFICATION
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, John Rutherfurd, Jr., Chief Executive Officer of Moody’s Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Moody’s Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN RUTHERFURD, JR.

John Rutherfurd, Jr.
President and Chief Executive Officer
November 14, 2002

CHIEF FINANCIAL OFFICER CERTIFICATION
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jeanne M. Dering, Senior Vice President and Chief Financial Officer of Moody’s Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Moody’s Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEANNE M. DERING

Jeanne M. Dering
Senior Vice President and
Chief Financial Officer
November 14, 2002