Form 10-K
period 2002-12-31
MOODYS CORP /DE/
filed 2003-03-21
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

     (MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO         .

COMMISSION FILE NUMBER 1-14037

MOODY’S CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	13-3998945 (I.R.S. EMPLOYER IDENTIFICATION NO.)

99 CHURCH STREET, NEW YORK, NEW YORK 10007
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 553-0300.
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS COMMON STOCK, PAR VALUE $.01 PER SHARE PREFERRED SHARE PURCHASE RIGHTS	ON WHICH REGISTERED NEW YORK STOCK EXCHANGE NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes  ☒  No ☐

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 28, 2002 (based upon its closing transaction price on the Composite Tape on such date) was approximately $7.7 billion.

     As of January 31, 2003, 147.9 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 22, 2003, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(a)(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

PART I

ITEM 1. BUSINESS

Background

As used in this report, except where the context indicates otherwise, the terms “Moody’s” or “Company” refer to Moody’s Corporation and its subsidiaries. The Company’s executive offices are located at 99 Church Street, New York, NY 10007 and its telephone number is (212) 553-0300.

Prior to September 30, 2000, the Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”). On September 8, 2000, the Board of Directors of Old D&B approved a plan to separate into two publicly traded companies – the Company and The New D&B Corporation (“New D&B”). On September 30, 2000, the (“Distribution Date”), Old D&B distributed to its shareholders all of the outstanding shares of New D&B common stock (the “2000 Distribution”). In connection with the 2000 Distribution, Old D&B changed its name to Moody’s Corporation.

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

For purposes of governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution and to provide for an orderly transition, the Company and New D&B entered into various agreements including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

Detailed descriptions of the 1996, 1998 and 2000 Distributions are contained in the Company’s 2000 annual report on Form 10-K, filed on March 15, 2001.

The Company

Moody’s is a provider of credit ratings, research and analysis covering debt instruments and securities in the global capital markets and a provider of quantitative credit assessment services, credit training services and credit process software to banks and other financial institutions. Founded in 1900, Moody’s employs approximately 2,100 people worldwide. Moody’s maintains offices in 19 countries and has expanded into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody’s customers include a wide range of corporate and governmental issuers of securities as well as institutional investors, depositors, creditors, investment banks, commercial banks, and other financial intermediaries. Moody’s is not dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on its business.

Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV.

Moody’s Investors Service publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks. Moody’s credit ratings and research help investors analyze the credit risks associated with fixed-income securities. Such independent credit ratings and research also contribute to efficiencies in markets for fixed-income and other obligations, such as insurance policies and derivative transactions, by providing credible and independent assessments of credit risk. Moody’s provides ratings and credit research on governmental and commercial entities in approximately 100 countries. Moody’s global and increasingly diverse services are designed to increase market efficiency and may reduce transaction costs. At the end of 2002, Moody’s had provided credit ratings and analysis on more than $30 trillion in debt, covering approximately 136,000 securities, with more than 6,000 corporate relationships, including industrial corporations, financial institutions, governmental entities and structured finance issuers and over 67,000 public finance obligations issued in the U.S. market. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors.

In addition to credit rating services for issuers, Moody’s provides research services that are utilized by institutional investors and other credit and capital market professionals. Clients of these services represent more than 3,000 institutions worldwide, with over 20,000 registered users globally. Moody’s offers a wide range of research products and services, covering various segments of the debt capital markets. While research, analysis and data are delivered through a number of channels, most of Moody’s clients use the Company’s website, www.moodys.com, for access to such services in a real-time environment.

The Moody’s KMV business consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV is a provider of market-based quantitative services for banks and investors in credit-sensitive assets, and serves over 1,500 clients operating in 60 countries, including most of the world’s 100 largest financial institutions. Moody’s KMV’s quantitative models estimate the probability of default for over 25,000 publicly traded firms globally, updated daily. In addition, Moody’s KMV’s RiskCalcTM models extend the availability of these probabilities to privately held firms in many of the world’s economies. Moody’s KMV also offers services to value and improve the performance of credit-sensitive portfolios. Other services include credit training and software products to assist financial institutions in commercial lending activities.

Prospects for Growth

Over the past decade, global public and private fixed-income markets have grown significantly in terms of outstanding principal amount and types of securities. While there is potential for periodic cyclical disruption in these developments, Moody’s believes that the overall trend and outlook remain favorable for the continued growth in capital market activity worldwide. In addition, the securities being issued in the global fixed-income markets are becoming more complex. Moody’s expects that these trends will provide continued long-term demand for high-quality, independent credit opinions. These phenomena are especially apparent in Europe, where economic and monetary union is driving increased use of public fixed-income markets for corporate financing activities.

Technology, such as the Internet, makes information about investment alternatives widely available throughout the world. This technology facilitates issuers’ ability to place securities outside their national markets and investors’ capacity to obtain information about securities issued outside their national markets. Issuers and investors are also more readily able to obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, many of which may be unfamiliar to them. This availability of information promotes worldwide financial markets and a greater need for credible and globally comparable credit ratings. As a result, a number of new capital markets have emerged. In addition, more issuers and investors are accessing traditional capital markets.

Another trend that is increasing the size of the world capital markets is the ongoing disintermediation of financial systems. Issuers are increasingly financing in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries are selling assets in the global public capital markets, in addition to or instead of retaining those assets. Structured finance securities markets for many types of assets have developed in many countries and are contributing to these trends.

The complexity of capital market instruments is also growing. Consequently, assessing the credit risk of such instruments becomes more of a challenge for financial intermediaries and asset managers. In the credit markets, reliable third-party ratings increasingly supplement or substitute for traditional in-house research as the geographic scope and complexity of financial markets grow.

Rating fees paid by debt issuers account for most of the revenue of Moody’s Investors Service. Therefore, a substantial portion of Moody’s revenue is dependent upon the volume and number of debt securities issued in the global capital markets. Moody’s is therefore affected by the performance of, and the prospects for, the major world economies and by the fiscal and monetary policies pursued by their governments. However, annual fee arrangements with frequent debt issuers, and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, subscription-based research and other areas are less dependent on, or independent of, the volume or number of debt securities issued in the global capital markets.

Moody’s operations are also subject to various politically related risks inherent in carrying on business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders or other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because the Company’s basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources.

Growth in Moody’s KMV is expected from increasing adoption of quantitative credit management techniques by financial institutions globally and by corporations managing trade receivables. Increased use of credit models is expected under the forthcoming revised international bank regulatory regime, known as “Basel II”. Moody’s KMV also expects to introduce new products.

Competition

The Moody’s Investors Service business competes with other credit rating agencies and with investment banks and brokerage firms that offer credit opinions and research. Institutional investors also have in-house credit research capabilities. Moody’s largest competitor in the global credit rating business is Standard & Poor’s Credit Market Services (“S&P”), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P’s. In other markets the reverse is true.

Another rating agency competitor of Moody’s is Fitch, a subsidiary of Fimalac S.A. Although Moody’s and S&P are each larger than Fitch, competition is expected to increase. One or more additional significant rating agencies also may emerge in the United States if the Securities and Exchange Commission (“SEC”) expands the number of Nationally Recognized Statistical Rating Organizations (“NRSRO”). In February 2003, the SEC designated Dominion Bond Rating Service, Ltd. of Canada a NRSRO. Competition may also emerge from niche companies that provide ratings for particular types of financial products or issuers (such as A.M. Best Company in the insurance industry) and in developed markets outside the United States over the next few years, for example, in response to the growth in the European capital markets, and in developing markets. Such rating agencies may receive support from local governments or other institutions.

Over the last decade, additional rating agencies have been established, primarily in emerging markets and as a result of local capital market regulation. Regulators worldwide have perceived that credit ratings can further regulatory objectives for the development of public fixed-income securities markets. The result of such regulatory activity has been the creation of a number of primarily national rating agencies in various countries. Certain of these regulatory efforts may have the unintended effect of producing less credible ratings over time. Attempts to standardize ratings systems or criteria may make all rating systems and agencies appear undifferentiated, obscuring variations in the quality of the ratings providers. In addition, since Moody’s believes that some of its most significant challenges and opportunities will arise outside the United States, it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets.

Financial regulators are reviewing their approach to supervision and are seeking comments on changes to the global regulatory framework. Bank regulators, under the oversight of the Basel Committee on Banking Supervision, have proposed using refined risk assessments as the basis for minimum capital requirements. The proposed Standardized Approach relies on rating agency opinions, while the Internal Ratings Based Approach relies on systems and processes maintained by the regulated bank. The increased regulatory focus on credit risk presents both opportunities and challenges for Moody’s. Global demand for credit ratings and risk management services may rise, but regulatory actions may result in a greater number of rating agencies and/or additional regulation of Moody’s and its competitors. Alternatively, banking or securities market regulators could seek to reduce the use of ratings in regulations, thereby reducing certain elements of demand for ratings, or otherwise seek to control the analysis or business of rating agencies.

Credit rating agencies such as Moody’s also compete with other means of managing credit risk, such as credit insurance. Competitors that develop quantitative methodologies for assessing credit risk also may pose a competitive threat to Moody’s.

Moody’s KMV’s main competitors for quantitative measures of default risk include the RiskMetrics Group, S&P, CreditSight, R&I’s Financial Technology Institute (in Japan), and other smaller vendors. In the area of portfolio modeling for credit-sensitive assets,

Moody’s KMV’s primary competitor is the RiskMetrics Group. Other firms may compete in the future. Baker Hill, a privately held company, is Moody’s KMV’s main competitor in the software market to assist banks in their commercial lending activities. Moody’s KMV’s training products have two main competitors: Omega Performance, a privately held firm; and Risk Management Association (formerly Robert Morris Associates), a trade association serving the financial services industry. In addition, Moody’s KMV competes with niche training organizations.

Moody’s Strategy

Moody’s intends to focus on the following opportunities.

Expansion in Financial Centers. Moody’s serves its customers through its global network of offices and business affiliations. Moody’s currently maintains full-service rating and marketing operations in global financial centers such as Frankfurt, Hong Kong, London, Madrid, Milan, New York, Paris, Singapore and Tokyo. Moody’s expects that its global network will position it to benefit from the expansion of worldwide capital markets and thereby increase revenue. Moody’s also expects that the growth of its Moody’s Investors Service business as a consequence of financial market integration under the European Monetary Union will continue. Moody’s expects to continue its expansion into developing markets either directly or through joint ventures.

New Rating Products. Moody’s is pursuing numerous initiatives to expand credit ratings from public fixed-income securities markets to other sectors with credit risk exposures. As the loan and capital markets converge, Moody’s expects to continue to expand its rating coverage of bank loans and project finance loans and securities. Moody’s has a committed effort to extend its credit opinion franchise to the global bank counterparty universe through ratings of emerging market banks, including bank financial strength ratings. Insurance financial strength ratings in the property and casualty, reinsurance, and life insurance markets represent additional growth opportunities. Moody’s has also introduced issuer ratings for corporations not active in the debt markets. For company ratings, Moody’s seeks to continue to add value by providing greater scope and depth of analysis of issues related to company creditworthiness, including enhanced liquidity and cash flow analysis, and evaluation of accounting, corporate governance and risk transference issues. Moody’s has also introduced mutual fund indices and style-based analytical tools to assist in evaluating fund portfolio characteristics and their performance.

Additional Opportunities in Securitization. The repackaging of financial assets has had a profound effect on the fixed-income markets. New patterns of securitization are expected to emerge in the next decade. Although the bulk of assets securitized in the past five years have been consumer assets owned by banks, commercial assets — principally commercial mortgages, term receivables and corporate obligations — are now increasingly being securitized. Securitization has evolved into a strategic corporate finance tool in North America, Europe and Japan, and is evolving elsewhere internationally. Ongoing global development of non-traditional financial instruments, such as derivatives, future flow securities, hybrids, credit-linked bonds and catastrophe bonds should continue to support growth. Moody’s has introduced new services enabling investors to monitor the performance of their investments in structured finance, covering asset-backed finance, commercial mortgage finance, residential mortgage finance and credit derivatives.

Internet-Enhanced Products and Services. Moody’s is expanding its use of the Internet and other electronic media to enhance client service. Moody’s web site provides the public with instant access to ratings, and provides subscribers with credit research. Internet delivery also enables Moody’s to provide services to more individuals within a client organization than paper-based products and to offer higher-value services because of more timely delivery. Moody’s expects that access to these applications will increase client use of Moody’s services. Moody’s expects to continue to invest in electronic media to capitalize on these and other opportunities.

Expansion of Credit Research Products and Investment Analytic Tools. Moody’s plans to continue to expand its research and analytic products by producing additional products through internal development and by acquiring products. Recent initiatives that have been well-received by clients include new services providing analysis of default rates and default probabilities and on-line facilities for retrieving current rating information on demand. Moody’s plans to develop services for other financial markets, such as credit default swaps and equity. Finally, the Company is improving its capability to deliver its research to new customer segments by creating more targeted and customized research offerings and by licensing Moody’s credit analysis and research for re-distribution by third party providers.

New Quantitative Credit Assessment Services. Moody’s will continue to provide banks and other financial institutions with quantitative credit assessment services. Moody’s believes that there will be increased demand for such services because they enable customers trading or holding credit-sensitive assets to produce better performance. Also recent proposals by international bank regulatory authorities to recognize banks’ internal credit risk management systems for the purpose of determining regulatory capital will encourage adoption of such services. Moody’s also expects to provide extensions to existing services and new services, such as valuations of credit-sensitive assets.

Regulation

Moody’s Investors Service registers as an investment adviser under the Investment Advisers Act of 1940, as amended. Moody’s has been designated as a NRSRO by the SEC. The SEC first applied the NRSRO designation in 1975 to agencies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (in certain mortgage-related legislation), the SEC (in its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.

Recently, there has been discussion in the U.S. regarding the potential need for greater regulation of credit rating agencies. In October 2002, the staff of the Senate Committee on Governmental Affairs issued a report that recommended changes in SEC regulation of rating agencies. In January 2003, the SEC released a report on the role and function of credit rating agencies in the operation of the securities markets. The report considers a number of issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002 and other issues arising from a SEC-initiated review of credit rating agencies. More specifically, the SEC identified five broad areas that deserve further examination:

•	Information Flow Between Issuers and Rating Agencies and Rating Agencies and Investors

•	Managing Potential Conflicts of Interest

•	Alleged Anticompetitive or Unfair Practices

•	Reducing Potential Regulatory Barriers to Entry

•	The Need for Greater Regulatory Oversight

In the report, the SEC stated that it intends to publish a concept release in early 2003 to solicit comments on a number of issues affecting the role and operation of credit rating agencies and expects thereafter to propose rules in response to those comments. Subsequent to releasing its report, in February 2003 the SEC designated Dominion Bond Rating Service, Ltd. of Canada a NRSRO. At present, Moody’s is unable to assess the nature and effect of any regulatory changes that may result from the SEC’s ongoing review.

Moody’s is also subject to regulation in certain non-U.S. jurisdictions in which it operates. In certain countries, governments may provide financial or other support to local-based rating agencies. In addition, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers.

Implementation guidelines proposed by the Committee of European Securities Regulators under the European Commission’s Market Abuse Directive are applicable to many participants in the European capital markets, including credit rating agencies. Depending on the form in which they are ultimately adopted, such implementation guidelines may increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

The Basel Committee on Banking Supervision is preparing a new capital adequacy framework to replace the framework adopted in 1998. Under this framework as now proposed, ratings assigned by a credit rating agency would be an alternative available to certain banks to determine the risk weights for many of their credit exposures. The Basel Committee’s proposal would institutionalize ratings of certain rating agencies as an alternative in the credit measurement processes of internationally active financial institutions and subject rating agencies to a broader range of oversight. Because the content of the proposal is not yet finalized, Moody’s cannot predict at this time the final form of any such regulation. However, Moody’s does not believe that this proposal, if adopted in its present form, would materially affect Moody’s Investors Service’s financial position, its results of operations or the manner in which it conducts its business.

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

Intellectual Property

Moody’s owns and controls a variety of trade secrets, confidential information, trademarks, trade names, copyrights, patents and other intellectual property rights that, in the aggregate, are of material importance to Moody’s business. Management of Moody’s believes that each of the “Moody’s”, “Moody’s KMV” and “KMV” name and related names, marks and logos are of material importance to Moody’s. Moody’s is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by Moody’s. Moody’s considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contract safeguards for protection. In 2002 Moody’s formed a new subsidiary, MIS Quality Management Corp., to own, manage, protect, and license the trademarks of Moody’s and its affiliates.

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its subsidiaries.

Employees

As of December 31, 2002, the number of full-time equivalent employees of Moody’s was approximately 2,100.

Available Information

Moody’s investor relations Internet website is http://ir.moodys.com/. Under the “SEC Filings” tab at this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position	Biographical Data

John Rutherfurd, Jr., 63 President and Chief Executive Officer	Mr. Rutherfurd has served as the Company’s President and Chief Executive Officer since October 1, 2000 and has been a member of the Board of Directors since May 30, 2000. Mr. Rutherfurd served as President of Moody’s Investors Service, Inc. from January 1998 until November 2001. Prior thereto, he was the Chief Administrative Officer from 1996 until January 1998. Mr. Rutherfurd also served as Managing Director of Moody’s Holdings Inc. from 1995 until 1996, and served as President of Interactive Data Corporation (“IDC”), a wholly owned subsidiary of Old D&B, from 1985 to 1989 and from 1990 until IDC was sold by Old D&B in September 1995. Mr. Rutherfurd is also a director of the National Association of Securities Dealers, Inc. and ICRA Limited, a credit rating agency in India.

Jeanne M. Dering, 47 Senior Vice President and Chief Financial Officer	Ms. Dering has served as the Company’s Senior Vice President and Chief Financial Officer since October 1, 2000. Ms. Dering joined Moody’s Investors Service, Inc., in 1997 as Managing Director, Finance Officer, and became its Chief Financial Officer in 1998. Prior thereto, she spent over 10 years at Old D&B in a number of financial management positions, including Director of Budgets & Financial Analysis and Director of Financial Planning — Acquisitions and New Business Development.

John J. Goggins, 42 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc., in February 1999 as Vice President and Associate General Counsel and became General Counsel in 2000. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham, & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Raymond W. McDaniel, Jr., 45 Senior Vice President, Moody’s Corporation and President, Moody’s Investors Service, Inc.	Mr. McDaniel has served as President of Moody’s Investors Service, Inc. since November 2001, and has been a Senior Vice President of the Company since October 1, 2000. Mr. McDaniel also served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service, Inc., from November 2000 until November 2001. Prior thereto, he had served as Managing Director, International, since 1996 and served as Managing Director, Europe, from 1993 until 1996. He also served as Associate Director in Moody’s Structured Finance Group from 1989 until 1993, and as Senior Analyst in the Mortgage Securitization Group from 1988 to 1989.

Chester V. A. Murray, 47 Senior Vice President and Chief Human Resources Officer	Mr. Murray has served as the Company’s Senior Vice President and Chief Human Resources Officer since October 2002. Mr. Murray served as Senior Managing Director of Moody’s Investors Service, Inc., from November 2001 until October 2002; Group Managing Director-Europe from 1996 until November 2001; Managing Director of the Financial Institutions Group from 1993 until 1996; and Associate Director of the Financial Institutions Group from 1990 until 1993. He was a Senior Analyst for the Financial Institutions Group from 1985 until 1990. Prior thereto, Mr. Murray was a lending officer in the Latin American division of Irving Trust Company from 1981 until 1985.

Douglas M. Woodham, 46 Senior Vice President, Strategy, Corporate Development and Technology, Moody’s Corporation and President, Moody’s KMV	Mr. Woodham has served as the Company’s Senior Vice President, Strategy, Corporate Development and Technology since October 2001. In January 2003, Mr. Woodham was also appointed President, Moody’s KMV. Prior to joining Moody’s, he served as managing director for EFINANCEWORKS from 2000 to October 2001. Mr. Woodham was a partner, member of the Operating Committee and east coast manager for the Business Technology Office at McKinsey & Company from 1997 to 2000. He served as vice president for Enron from 1994 to 1997 and was a partner at McKinsey & Company from 1985 to 1994. Mr. Woodham was an economist at the Federal Reserve Bank of New York from 1982 to 1985.

ITEM 2. PROPERTIES

The executive offices of Moody’s are located at 99 Church Street, New York, New York, in a 297,000-square-foot property owned by Moody’s. Moody’s operations are also conducted from 7 other U.S. offices and 21 non-U.S. office locations, all of which are leased. These other properties are geographically distributed to meet sales and operating requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements, and virtually all space is being utilized.

ITEM 3. LEGAL PROCEEDINGS

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

The discussion of the litigation under the heading “Legacy Contingencies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 26 of this annual report on Form 10-K, is incorporated into this Item 3 by reference.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies”.

Moody’s Matters

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $2.9 billion as of December 31, 2002) plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this annual report on Form 10-K, no matter was submitted to a vote of Security Holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Information in response to this Item is set forth under the captions “Common Stock Information” and “Dividends” in Item 7 of this annual report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Moody’s Corporation consolidated financial statements and notes thereto. In the opinion of management, these financial statements include all necessary adjustments for a fair presentation of such data in conformity with generally accepted accounting principles.

The Company’s consolidated financial statements are presented as if the Company were a separate entity for all periods presented. Through September 30, 2000, the Distribution Date, Moody’s expenses included allocations of costs from Old D&B for employee benefits, centralized services and other corporate overhead. Expenses related to these services were allocated to Moody’s based on utilization of specific services or, where such an estimate could not be determined, based on Moody’s revenue in proportion to Old D&B’s total revenue. Although management believes these expense allocations are reasonable, they are not necessarily indicative of the costs that would have been incurred if the Company had performed or obtained these services as a separate entity. The allocations included in expenses in the consolidated statements of operations were $13.3 million, $17.2 million, and $16.4 million in 2000, 1999 and 1998, respectively. There were no such allocations subsequent to the Distribution Date. The financial data included herein may not necessarily reflect the results of operations and financial position of Moody’s in the future or what they would have been had it been a separate entity.

	Year Ended December 31,

amounts in millions, except per share data	2002	2001	2000	1999	1998

Results of operations(1) (4)
Revenue	$1,023.3	$796.7	$602.3	$564.2	$513.9
Expenses(2)	485.2	398.2	313.8	293.8	288.4

Operating income	538.1	398.5	288.5	270.4	225.5
Non-operating (expense) income, net(3)	(20.7)	(16.6)	(4.5)	8.5	12.4

Income before provision for income taxes	517.4	381.9	284.0	278.9	237.9
Provision for income taxes	228.5	169.7	125.5	123.3	95.9

Net income	$288.9	$212.2	$158.5	$155.6	$142.0

Earnings per share (1)
Basic	$1.88	$1.35	$0.98	$0.96	$0.84
Diluted	$1.83	$1.32	$0.97	$0.95	$0.83

Weighted average shares outstanding
Basic	153.9	157.6	161.7	162.3	169.5
Diluted	157.5	160.2	163.0	164.3	171.7

Dividends declared per share	$0.180	$0.180	$0.045	$—	$—

	As of December 31,

	2002	2001	2000	1999	1998

Balance sheet data
Total assets	$630.8	$505.4	$398.3	$274.8	$296.2
Long-term debt	$300.0	$300.0	$300.0	—	—
Shareholders’ equity	$(327.0)	$(304.1)	$(282.5)	$(223.1)	$(192.6)

(1)	The 1998 data above includes revenue of $18.4 million and operating income of $4.2 million related to the Financial Information Services (“FIS”) business that was sold in July 1998. Included in non-operating (expense) income, net are pre-tax gains on the sale of FIS of $9.2 million ($0.03 per basic and diluted share) in 1999 and $12.6 million ($0.04 per basic and diluted share) in 1998.

(2)	Expenses in 2002 include a grant of $6.0 million made to The Moody’s Foundation, and Moody’s KMV charges as follows: acquisition related charges of $2.9 million principally for write-offs of software and acquired in-process research and development; $1.6 million related to management transition; and $1.5 million related to the settlement of a patent licensing matter. Expenses in 2001 include $5.0 million for severance, legal fees and other costs related to a legal settlement with the Department of Justice; $6.0 million related to charitable contributions and initial funding for The Moody’s Foundation, which was formed in 2001; and $3.4 million for the write-down of investments in two Argentine rating agencies.

(3)	Non-operating (expense) income, net in 2002, 2001 and 2000 include $23.5 million, $22.9 million and $5.8 million, respectively, of interest expense that principally related to the $300 million of notes payable issued in October 2000. These amounts were partially offset by interest income on invested cash of $2.3 million, $6.5 million and $2.2 million in 2002, 2001 and 2000, respectively. Interest expense and income was immaterial in 1999 and 1998.

(4)	The 2002 results of operations include revenue of $42.1 million, expenses of $42.8 million and an operating loss of $0.7 million related to KMV, which was acquired in April 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

The Company

Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of credit ratings, research and analysis covering debt instruments and securities in the global capital markets and a provider of quantitative credit assessment services, credit training services and credit process software to banks and other financial institutions. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV.

Moody’s Investors Service publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks.

The Moody’s KMV business consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV develops and distributes quantitative credit assessment services for banks and investors in credit-sensitive assets, credit training services and credit process software.

Factors Affecting Comparability

The Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”) until September 30, 2000 (the “Distribution Date”), when Old D&B separated into two publicly traded companies — Moody’s Corporation and The New D&B Corporation (“New D&B”). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company (the “D&B Business”). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and credit risk management services (the “Moody’s Business”) and was renamed “Moody’s Corporation”. The method by which Old D&B distributed to its shareholders its shares of New D&B stock is hereinafter referred to as the “2000 Distribution”.

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

The consolidated financial statements of Moody’s Corporation reflect the financial position, results of operations and cash flows of Moody’s as if it were a separate entity for all periods presented. The financial statements include allocations of certain Old D&B corporate headquarters assets and liabilities that were transferred from Old D&B at the Distribution Date, as well as allocations of certain expenses for employee benefits, centralized services and corporate overhead that were provided by Old D&B for periods prior to the Distribution Date (see Note 1 to the Company’s consolidated financial statements, Description of Business and Basis of Presentation, for additional information). The expense allocations were based on utilization of specific services or, where such an estimate could not be determined, based on Moody’s revenue in proportion to Old D&B’s total revenue. Although management believes these expense allocations were reasonable, they are not necessarily indicative of the costs that would have been incurred if the Company had performed or obtained these services as a separate entity.

Critical Accounting Policies and Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, deferred tax assets, undistributed earnings of non-U.S. subsidiaries, contingencies, valuation of investments in affiliates, long-lived and intangible assets, goodwill, pension and other post-retirement benefits and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. The following accounting policies are considered critical because they are particularly dependent on management’s judgment about matters that are uncertain at the time the accounting estimates are made.

Revenue Recognition

In recognizing revenue related to ratings, Moody’s uses judgments to match billed revenue with services to be provided in the future. These judgments are generally not dependent on the outcome of future uncertainties, but rather relate to allocating revenue across accounting periods. Moody’s monitors its ratings on issuers and their outstanding securities. In cases where the Company does not charge ongoing annual fees or other monitoring fees for a particular issuer, the Company defers portions of rating fees that will be attributed to future monitoring activities and recognizes such fees over the estimated monitoring periods. At December 31, 2002 and 2001, deferred revenue included approximately $20 million and $15 million, respectively, related to estimated deferred monitoring fees.

In addition, Moody’s estimates revenue for ratings of commercial paper for which, in addition to a fixed annual fee, issuers are billed quarterly based on amounts outstanding. Related revenue is accrued each quarter based on estimated amounts outstanding, and is billed subsequently when actual data is available. At December 31, 2002 and 2001, accounts receivable included approximately $22 million and $18 million, respectively, of accrued commercial paper revenue. Historically, the Company has not had material differences between the estimated revenue and the actual billings.

Accounts Receivable Allowance

Moody’s records as reductions of revenue provisions for estimated future adjustments to customer billings, based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance. Adjustments to and write-offs of accounts receivable are charged against the allowance. Moody’s evaluates its estimates on a regular basis and makes adjustments to provision rates and the accounts receivable allowance as considered appropriate. In 2002, the Company reduced its provision rates and allowance to reflect its current estimate of the appropriate level of accounts receivable allowance.

Deferred Tax Assets and Undistributed Earnings of Non-U.S. Subsidiaries

In assessing the need for deferred tax asset valuation allowances, Moody’s considers future taxable income and ongoing prudent and feasible tax planning strategies. Based on these assessments, Moody’s has determined that it expects to be able to realize in the future its deferred tax assets, which totaled $38.6 million at December 31, 2002. However, if Moody’s profitability or other circumstances were to change adversely, the Company could determine that it would not be able to realize all or part of its deferred tax assets in the future. In such case, a valuation allowance would be established and an increase in the tax provision would result in the period such determination was made.

In addition, the Company has approximately $13 million of undistributed earnings of certain non-U.S. subsidiaries, for which no deferred taxes have been provided. It is currently management’s intention to permanently re-invest those earnings in the subsidiaries. If management’s approach to re-investing those earnings changed or such earnings were distributed to the U.S., incremental expense of approximately $1.2 million for U.S. federal and foreign income taxes would be incurred.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this management’s discussion and analysis, requires the use of judgment and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. Since the potential exposure on many of these matters is material, and it is possible that these matters could be resolved in amounts that are greater than the Company has reserved, their resolution could have a material effect on Moody’s future reported results and financial position. In addition, potential cash outlays related to the resolution of these exposures could be material.

Investments in Affiliates, Long-Lived and Intangible Assets and Goodwill

Moody’s assesses the impairment of its investments in affiliates and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and indefinite-lived intangibles are tested for impairment annually or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. These evaluations require the use of judgment as to the effects of external factors and market conditions on the Company’s conduct of its operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from the Company’s judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. Based on its assessment, in the fourth quarter of 2001, the Company recorded a charge of $3.4 million (pre-tax) to write-down a portion of its equity investment in two Argentine rating agencies.

Pension and Other Post-Retirement Benefits

Moody’s employee pension and other post-retirement benefit costs and obligations are dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return on pension plan assets, health care cost trends, discount rates and other factors. In determining such assumptions, the Company consults with outside actuaries and other advisors where deemed appropriate. In accordance with relevant accounting standards, if actual results differ from the Company’s assumptions, such differences are deferred and amortized over the estimated future working life of the plan participants. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could affect the expenses and liabilities related to the Company’s pension and other post-retirement benefits. Following is a discussion of some significant assumptions that the Company makes in determining costs and obligations for pension and other post-retirement benefits.

•	Discount rate assumptions are based on current yields on high grade corporate long-term bonds.

•	Salary growth assumptions are based on the Company’s long-term actual experience and future outlook.

•	Health care cost trend assumptions are based on historical market data, the near-term outlook and an assessment of likely long-term trends.

•	Long-term return on pension plan assets is based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments), over a long-term horizon. In 2003, for the purpose of determining net periodic pension expense, the Company expects to use a return on plan assets assumption of approximately 8.5%, which reflects return assumptions of approximately 9.5% for equity investments and approximately 5.1% for fixed-income investments. The 2003 return assumption was reduced from 9.75% in 2002, principally reflecting lower expected returns on equity investments due to market weakness. This change in assumption will result in an increase in pension expense of approximately $1.2 million in 2003.

Stock-Based Compensation

In 2002 and prior years, the Company elected not to recognize in its consolidated financial statements compensation expense related to employee stock options, and instead disclosed the related pro forma net income and earnings per share effects in the notes to its consolidated financial statements. The stock option values that underlie the disclosures are based on a Black-Scholes option pricing model using assumptions and estimates that the Company believes are reasonable. However, circumstances occurring subsequent to issuance of the options could cause the actual value of the options to differ from these estimates.

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 will be expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In addition, shares issued to participants in the Company’s employee stock purchase plan will be expensed by the Company based on the discount from the market price received by the participants on the date of issuance. Using what the Company believes are reasonable assumptions and the Black-Scholes option pricing model, the estimated impact of this change will be approximately $0.04 per diluted share in 2003. In future years, as this change in accounting becomes fully phased in over the normal option vesting cycle (currently four years), the Company expects that the earnings per share impact will be greater.

The Company has a policy of repurchasing its shares to offset the dilutive impacts of stock option exercises, which will be an important use of its cash flow over time. During 2002, approximately $38 million was spent on such repurchases (after option proceeds and related tax benefits), which was approximately 13% of the Company’s after-tax cash flow before dividends, share repurchases and the KMV acquisition. The Company’s 2001 spending was approximately $24 million, which was approximately 9% of after-tax cash flow before dividends and share repurchases.

Operating Segments

The Company has historically operated in one reportable business segment – Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV, Moody’s now operates in two reportable business segments: Moody’s Investors Service and Moody’s KMV. Accordingly, in the second quarter of 2002, the Company restated its segment information for corresponding prior periods to conform to the current presentation. In discussing periods prior to 2002, the Moody’s KMV segment is referred to as Moody’s Risk Management Services (“MRMS”), the predecessor business.

The Moody’s Investors Service business consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings on fixed-income instruments in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are they allocated to the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV business consists of KMV, acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV develops and distributes quantitative credit assessment services for banks and investors in credit-sensitive assets, credit training services and credit process software.

Results of Operations

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Total Company Results

Moody’s revenue for 2002 was $1,023.3 million, an increase of $226.6 million or 28.4% from $796.7 million in the prior year. Excluding post-acquisition revenue from KMV of $42.1 million, Moody’s achieved revenue growth of 23.2% over the prior year. The Company’s revenue performance reflected strong gains in a number of sectors of the ratings business with global structured finance the largest growth driver, as well as strong double-digit growth in the global research business.

Revenue in the United States was $680.3 million in 2002, an increase of $119.6 million or 21.3% from $560.7 million in 2001. Excluding KMV revenue of $19.0 million, U.S. revenue increased 17.9% to $661.3 million. Strong growth in U.S. ratings revenue reflected higher issuance volumes in several market sectors, particularly structured finance and municipal bonds.

Moody’s international revenue was $343.0 million in 2002, an increase of 45.3% from $236.0 million in 2001. Excluding KMV revenue of $23.1 million, international revenue increased 35.6% to $319.9 million. This increase was primarily driven by strong growth in revenue from structured finance ratings in Europe and Japan, and global financial institutions. International research revenue grew 36% over 2001, and the consolidation of Korea Investors Service commencing in January 2002 also contributed to 2002 revenue growth. In 2002, international revenue accounted for 34% of total Moody’s revenue, up from 30% in 2001.

Operating expenses of $285.3 million in 2002 grew 19.1% from $239.6 million in 2001. Excluding $12.2 million related to KMV, operating expenses would have been $273.1 million in 2002, a 14.0% year-over-year increase. This increase was principally due to higher compensation and related costs to support business expansion, primarily in Europe and the global structured finance business. Operating expense increases also included consulting costs to support new product development and higher occupancy and travel related costs in connection with business expansion.

Selling, general and administrative (“SG&A”) expenses of $175.3 million in 2002 were up 23.8% versus $141.6 million in 2001. Included in 2002 expenses are the following charges relating to Moody’s KMV: $2.9 million of acquisition related charges, primarily for write-offs of software and in-process research and development; $1.6 million related to management transition; and $1.5 million related to the settlement of a patent licensing matter. 2002 and 2001 expense each included approximately $6.0 million of charitable contributions, mainly to The Moody’s Foundation. Excluding these items and excluding all other expenses of KMV (totaling $19.7 million), SG&A expenses increased 5.9% to $143.6 million in 2002, from $135.6 million in 2001. This increase was principally due to higher compensation and related costs to support business expansion, higher professional fees primarily for technology infrastructure and financial systems, and higher legal fees due to U.S. and European regulatory inquiries. In addition, occupancy and travel related costs increased as a result of business expansion.

Depreciation and amortization expense increased to $24.6 million in 2002 from $17.0 million in 2001. The 2002 expense reflected $7.5 million of KMV-related expenses, including $6.3 million for amortization of acquired software and intangible assets. The 2001 amount included $2.1 million for amortization of goodwill, which was discontinued in 2002 with the implementation of SFAS No. 142. Excluding these items, depreciation and amortization increased by $2.2 million or 14.8% year-to-year.

Operating income of $538.1 million in 2002 was up 35.0% from $398.5 million in 2001. Moody’s operating margin for 2002 was 52.6%, up from 50.0% in 2001. The strong operating income growth in 2002 principally reflected the Company’s high revenue growth without a proportional increase in expenses.

Interest and other non-operating expense was $20.7 million in 2002 compared with $16.6 million in 2001. The amounts primarily reflected interest expense of $22.8 million in each year, related to Moody’s $300 million of private placement debt and interest income of $2.3 million in 2002 compared with $6.5 million in 2001. The lower income in 2002 was principally due to lower interest rates, and the use of cash on hand to fund the KMV acquisition and greater share repurchases.

Moody’s effective tax rate was 44.2% in 2002 compared to 44.4% in 2001. The Company expects the effective tax rate to decrease in the future as a greater portion of Moody’s business migrates to lower tax jurisdictions. Net income was $288.9 million in 2002 compared with $212.2 million in 2001. Earnings per share were $1.88 basic and $1.83 diluted in 2002, compared with $1.35 basic and $1.32 diluted in 2001.

Segment Results

Moody’s Investors Service

Moody’s Investors Service revenue was $941.8 million in 2002, up 23.0% from $765.9 million in 2001. The increase was principally driven by strong growth in global structured finance, financial institutions and research revenue, as well as in U.S. public finance.

Structured finance revenue was $381.2 million in 2002, an increase of $107.4 million or 39.2% from $273.8 million in 2001. Strong growth was achieved in several U.S. market sectors, including residential and commercial mortgage-backed securities, credit derivatives and asset-backed securities. International structured finance revenue grew close to 60% versus 2001, reflecting strength in Europe, especially in credit derivatives and Japan, principally in commercial mortgage-backed securities.

Corporate finance revenue was $228.4 million in 2002, up 1.2% from $225.7 million in 2001. The number of issues in the U.S. corporate market declined about 17% in 2002 compared with the prior year, reflecting continued weakness in corporate investment spending, lower merger and acquisition activity and slower refinancing activity. The effect of this decline on overall corporate finance revenue was tempered, however, by growth in bank loan ratings and relationship-based revenue. European corporate finance generated double-digit revenue growth versus the prior year despite lower issuance volumes, primarily due to new rating customers and growth in relationship-based revenue. The consolidation of Korea Investors Service also contributed to revenue growth over the prior year.

Revenue in the financial institutions and sovereign risk sector was $157.4 million in 2002, an increase of $26.7 million or 20.4% from $130.7 million in 2001. This reflected a 6% increase in the number of financial institutions issues in the U.S. in 2002 compared to 2001, due to refinancing of short-term debt to long-term debt and increased investor demand for issues in this sector. In Europe, the number of transactions in this sector was up 17% from the prior year. Growth in issuer ratings and other relationship-based revenue also contributed to the year-over-year growth.

Public finance revenue increased 26.5% to $81.2 million in 2002, from $64.2 million in 2001. Year-to-year growth of 25% in the dollar volume of U.S. municipal bond issuance was the main driver of this performance. Issuance was strong for both new issues and refinancings, reflecting the favorable interest rate environment as well as less pay-as-you-go financing by municipal borrowers.

Research revenue grew 30.9% to $93.6 million in 2002, up from $71.5 million in 2001. Increased investor focus on credit risk helped to drive higher sales of products to current customers and the addition of new customers. In addition, increased revenue from licensing Moody’s information to third-party distributors contributed to the growth.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses were, $385.7 million in 2002, an increase of $32.8 million, or 9.3% over 2001. This increase was principally due to higher compensation and related costs to support business expansion, primarily in Europe and the global structured finance business. Other operating expense increases included consulting costs related to investments in technology infrastructure and financial systems, legal fees related to U.S. and European regulatory inquiries, and higher occupancy and travel related costs in connection with business expansion. These increases were partially offset by lower costs for production and delivery of research products, due to the continued shift to Internet delivery. Included in 2001expenses was a $3.4 million write-down of investments in two Argentine rating agencies due to the currency devaluation and the unstable economic and political situation. Depreciation and amortization expense was $12.7 million in 2002 versus $11.5 million in 2001.

Moody’s Investors Service operating income of $543.4 million in 2002 was up 35.3% from $401.5 million in 2001.

Moody’s KMV

Moody’s KMV reported revenue of $81.5 million in 2002 compared to $30.8 million in 2001. Excluding post-acquisition revenue from KMV of $42.1 million, revenue for the prior Moody’s Risk Management Services business grew 27.9% to $39.4 million in 2002. The revenue growth principally reflected increased subscriptions for RiskCalc™ credit assessment products as more country-specific models have been introduced, and license fees for new sales and upgrades of credit decisioning software.

Operating, selling, general and administrative expenses of Moody’s KMV were $74.9 million in 2002 compared with $28.3 million in 2001. Excluding the $6.0 million of acquisition related, management transition and patent licensing charges described in “Total Company Results” above, and excluding all other KMV expenses of $31.9 million, expenses would have been $37.0 million in 2002, a 30.7% year-over-year increase. This increase primarily reflected higher compensation and benefit costs to support business expansion and increased consulting costs related to new product development. Moody’s KMV depreciation and amortization expense was $11.9 million in 2002 versus $5.5 million in 2001; the year-to-year increase primarily reflected $6.3 million of amortization expense related to acquired KMV software and intangible assets partially offset by the discontinuance of amortization of goodwill from a prior acquisition pursuant to the adoption of SFAS No. 142.

Moody’s KMV reported an operating loss of $5.3 million in 2002, compared to an operating loss of $3.0 million in 2001. Excluding the aforementioned $6.0 million of expenses, and $6.3 million of amortization expense related to the KMV acquisition, the Moody’s KMV segment would have reported operating income of $7.0 million.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Total Company Results

Total Moody’s revenue was $796.7 million in 2001, an increase of $194.4 million or 32.3% from $602.3 million in 2000. The Company’s 2001 revenue performance reflected strong growth in revenue across all ratings groups as well as in global research and Moody’s Risk Management Services.

Revenue in the United States was $560.7 million in 2001, an increase of $131.8 million or 30.7% from $428.9 million in 2000. This increase reflected strong growth in ratings revenue, principally due to higher issuance volumes in most market sectors, including investment grade and high yield corporate bonds, municipal bonds, asset-backed securities and mortgage-backed securities.

Moody’s international revenue was $236.0 million in 2001, an increase of 36.1% over $173.4 million in 2000. European structured finance revenue almost doubled for the year. International corporate finance revenue grew more than 20% and financial institutions revenue showed solid double-digit growth. International revenue at Moody’s Risk Management Services rose 46.1% and non-U.S. research revenue grew 23.7%.

Operating expenses of $239.6 million in 2001 grew 26.4% from $189.6 million in 2000. The increase reflected higher compensation and related expenses due to an increase in the number of analysts, particularly in Europe and in the worldwide structured finance business, as well as higher incentive compensation costs due to the Company’s very strong 2001 results. Also included in operating expense was a $3.4 million charge to write-down investments in two Argentine rating agencies, due to the currency devaluation and unstable economic and political situation.

Selling, general and administrative expenses of $141.6 million in 2001 were up 31.6% compared to $107.6 million in 2000. This increase principally reflected higher incentive compensation costs due to the Company’s very strong 2001 results; costs of approximately $5.0 million for severance, legal fees and other expenses related to the Company’s legal settlement with the Department of Justice in April 2001; and $6.0 million related to charitable contributions and initial funding for the newly-formed Moody’s Foundation.

Depreciation and amortization expense increased from $16.6 million in 2000 to $17.0 million in 2001.

Operating income of $398.5 million in 2001 was up 38.1% from $288.5 million in 2000. Moody’s operating margin for 2001 was 50.0%, up from 47.9% in 2000 due to the unexpected strength in revenue throughout the year.

Interest and other non-operating expense was $16.6 million in 2001 compared with $4.5 million in 2000. The increase in 2001was principally the result of a full year of interest expense related to the Company’s $300 million private debt placement that was completed in the fourth quarter of 2000, offset in part by interest income on invested cash.

Moody’s effective tax rate was 44.4% in 2001 compared to 44.2% in 2000. Net income was $212.2 million in 2001 compared with $158.5 million in 2000. Earnings per share were $1.35 basic and $1.32 diluted in 2001, compared with $0.98 basic and $0.97 diluted in 2000.

Segment Results

Moody’s Investors Service

Moody’s Investors Service revenue was $765.9 million in 2001, up 32.2% from $579.3 million in 2000. Strong double-digit growth in global structured finance, European and U.S. corporate finance, public finance and global research drove much of the increase.

Structured finance ratings revenue of $273.8 million in 2001 grew 37.4% over 2000 revenue of $199.2 million. The increase was due to strong growth in the U.S. across several market sectors including credit derivatives, asset-backed securities and both commercial and residential mortgage-backed securities. Asset-backed issuance volume was up 29%, residential mortgage volume rose 130% and commercial mortgage volume was up 50%. European structured finance growth was very strong primarily due to credit derivatives, asset-backed securities and commercial mortgage-backed securities.

Revenue from corporate finance ratings was $225.7 million in 2001 compared with $162.7 million in 2000, an increase of 38.7%. Lower interest rates in the U.S. resulted in strong issuance growth in both investment grade and high yield bonds, with robust refinancing activity. The number of investment grade corporate issues was up more than 48% over 2000. Also contributing to revenue growth was Moody’s Rating Assessment Service, which was introduced in the second half of 2000. In addition, new monitoring fees for infrequent issuers were initiated in 2001, which produced approximately $9.0 million of revenue growth over 2000. Revenue from financial institutions and sovereign risk ratings was $130.7 million in 2001, an increase of 17.1% over $111.6 million in 2000. Lower interest rates in the U.S. drove increased investment grade issuance for banks and other financial institutions. In addition, revenue in Europe grew at a double-digit pace due to lower borrowing costs.

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

Operating, selling, general and administrative expenses, including corporate expenses, were $352.9 million in 2001, an increase of $80.5 million, or 29.6% from $272.4 million in 2000. Of this increase, $14.4 million was due to the Argentine investment write-down, the Company’s legal settlement with the Department of Justice, and charitable expenses, all as described above. The remaining increase reflected higher compensation and related expenses due to an increase in the number of analysts, particularly in Europe and in global structured finance, as well as higher incentive compensation costs due to the Company’s very strong 2001 results. Depreciation and amortization expense was $11.5 million in 2001 versus $11.4 million in 2000.

Moody’s Investors Service operating income of $401.5 million in 2001 was up 35.9% from $295.5 million in 2000 due to the unexpected strength in revenue throughout the year.

Moody’s Risk Management Services

Revenue for the Moody’s Risk Management Services business was $30.8 million in 2001, an increase of 33.9% over 2000. This increase was driven by continued strong sales of its credit risk assessment software and subscription products.

Operating, selling, general and administrative expenses for Moody’s Risk Management Services were $28.3 million in 2001 compared with $24.8 million in 2000. The increase reflected higher compensation and related expenses and increased professional fees to support product development. Depreciation and amortization expense was $5.5 million in 2001 versus $5.2 million in 2000.

Moody’s Risk Management Services reported an operating loss of $3.0 million in 2001, compared to a loss of $7.0 million in 2000.

Market Risk

Moody’s maintains operations in 18 countries outside the United States and over 85% of its revenue for the year ended December 31, 2002 was billed in U.S. dollars. Approximately 30% of the Company’s expenses were incurred in currencies other than the U.S. dollar. As such, the Company is exposed to market risk from changes in foreign exchange rates.

As of December 31, 2002, approximately 13% of Moody’s assets were located outside the U.S. Of Moody’s aggregate cash and cash equivalents of $39.9 million at December 31, 2002, approximately $33.1 million was located outside the United States (with $18.0 million in the U.K.), making the Company susceptible to fluctuations in foreign exchange rates. The effects of changes in the value of foreign currencies relative to the U.S. dollar on assets and liabilities of non-U.S. operations are charged or credited to the cumulative translation adjustment in shareholders’ equity.

Moody’s cash equivalents consist of investments in high quality short-term securities within and outside the United States. By policy, the Company limits the amount it can invest with any one issuer and allocates its cash equivalents among various money market mutual funds, short-term certificates of deposit or issuers of high-grade commercial paper.

The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments. However, the Company continues to assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates and may enter into such transactions in the future.

Liquidity and Capital Resources

Cash Flows

Net cash provided by operating activities was $334.8 million, $321.4 million, and $70.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The increase of $13.4 million in 2002 versus 2001 reflected growth in net income of $76.7 million and increased tax benefits from the exercise of stock options. Partially offsetting these factors were the payment of approximately $50 million of U.S. federal income taxes related to 2001 that were deferred into 2002 as a result of the September 11th tragedy, higher payments for prior year incentive compensation (approximately $38 million) and an increased investment in accounts receivable reflecting the high level of fourth quarter 2002 billings. It is anticipated that the majority of these receivables will be collected in the first quarter of 2003. The strength in 2002 ratings and research business volumes, as well as the acquisition of KMV, also resulted in an increase in deferred revenue over the prior year. The increase in other liabilities in 2002 reflected increased accruals for pension and other post-retirement benefits, and tax exposures.

Cash provided by operating activities in 2001 increased substantially compared with 2000 reflecting, among other things, a $174.6 million payment made to Old D&B in 2000 in connection with the filing of an amended tax return for the 1989 and 1990 tax periods (as further described in Note 14 to the Company’s consolidated financial statements, Contingencies) and year-to-year growth in net income of $53.7 million in 2001. In addition, the 2001 increase reflected the deferral of approximately $50 million of income tax payments noted above. Moody’s accounts payable and accrued liabilities at December 31, 2001 were $101.6 million higher than the prior year-end. In addition to the impact of the income tax deferral, the increase reflected higher accruals for incentive compensation, which were paid in the first quarter of 2002. In addition, accounts receivable at year-end 2001 were $47.6 million higher than the prior year-end, reflecting the high level of fourth quarter 2001 billings.

Net cash used in investing activities was $223.6 million, $30.0 million and $33.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Investing activities in each year principally consisted of acquisitions and capital expenditures. Cash used for acquisitions included $205.4 million (net of cash acquired) for KMV in 2002, $15.2 million for investments in international rating agencies in 2001 and $17.4 million for the acquisition of a financial software products company in 2000. Capital expenditures, which principally included investments in developing and upgrading computer hardware and software and purchases of office furnishings and equipment, were $18.1 million in 2002, $14.8 million in 2001 and $14.4 million in 2000.

Net cash (used in) provided by financing activities was ($236.6) million, ($248.1) million and $79.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Share repurchases, employee stock option exercises, dividend payments and debt proceeds and repayments were the principal activities reflected in these amounts.

Spending for share repurchases totaled $369.9 million in 2002, $267.6 million in 2001 and $71.8 million in 2000. These amounts were offset in part by proceeds from stock plans of $54.0 million in 2002, $47.8 million in 2001 and $10.1 million in 2000. In addition, dividends paid were $27.8 million, $28.3 million and $7.2 million in 2002, 2001 and 2000, respectively. Net proceeds from borrowings totaled $107.1 million in 2002 (as described below) and $104.5 million in 2000 representing net proceeds from the $300 million long-term financing that was put in place at the time of the Company’s spin-off from Old D&B, as described below. In addition, cash flow from financing activities in 2000 reflected cash distributions made to Old D&B through the Distribution Date.

During 2002, Moody’s funded the acquisition of KMV with a combination of cash on hand and short-term borrowings from its bank credit facilities, which were subsequently repaid. Moody’s has since borrowed under its bank credit facilities to fund share repurchases, and has benefited from favorable short-term borrowing costs. Management is considering pursuing long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs. At December 31, 2002, Moody’s had $107.1 million of outstanding borrowings under its bank credit facilities, in addition to the $300 million of long-term financing.

Indebtedness

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000, the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity, (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal.

The revolving credit facility (the “Facility”) consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2003. As of December 31, 2002, the Company had borrowings outstanding of $76.1 million under the 5-year facility, bearing interest at approximately 1.64% per annum, and $31.0 million under the 364-day facility, bearing interest at approximately 1.73% per annum. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the related agreement. At December 31, 2002, such premium was 22 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s ratio of total indebtedness to EBITDA, and were 8 basis points at December 31, 2002. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility. In April 2002, Moody’s used the Facility to initially fund a portion of the purchase price for the KMV acquisition; amounts outstanding under the Facility were repaid in the second quarter of 2002. Since that time, Moody’s has borrowed under the Facility to fund share repurchases as noted above. Interest incurred under the Facility for the years ended December 31, 2002, 2001 and 2000 was $0.3 million, $0.0 million and $0.1 million, respectively.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to EBITDA, as defined in the Agreements, of not more than 4 to 1. At December 31, 2002, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Off-Balance Sheet Arrangements

At December 31, 2002 and 2001, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Share Repurchases

During October 2002, Moody’s completed the $300 million share repurchase program that had been authorized by the Board of Directors in October 2001. On October 22, 2002, the Board of Directors authorized an additional $450 million share repurchase program, which Moody’s expects to complete by mid-2004. The program includes both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of share issuance under the Company’s employee stock plans.

For the year ended December 31, 2002, Moody’s repurchased 8.2 million shares at a total cost of $369.9 million, including 2.7 million shares to offset issuances under employee stock plans. Since becoming a public company in September 2000 and through the end of 2002, Moody’s has repurchased 19.5 million shares at a total cost of $709.3 million, including 6.1 million shares to offset issuances under employee stock plans.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2002.

		Payments Due by Period

		Less Than 1
	Total	Year	1-3 Years	4-5 Years	Over 5 Years

	(in millions)
Borrowings under credit facilities	$107.1	$107.1	$—	$—	$—
Notes payable	300.0	—	300.0	—	—
Operating lease obligations	53.2	13.5	23.1	15.1	1.5
Capital lease obligations	3.7	1.2	2.5	—	—
Purchase obligations (1)	11.4	6.4	3.8	1.2	—

Total	$475.4	$128.2	$329.4	$16.3	$1.5

(1)	Purchase obligations include contracts for telecommunications, data processing services and back-up facilities, and professional services.

Outlook

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See “Forward-Looking Statements” on page 31 and “Additional Factors That May Affect Future Results” following this section.

Results of Operations

Moody’s results in 2002 and 2001, including growth in revenue, operating income and earnings per share, have exceeded the Company’s long-term financial targets, which are for low-teens percent growth in Moody’s Investors Service revenue and operating income, with the impact of share repurchases and a lower effective tax rate resulting in mid-teens percent growth in diluted earnings per share. The Company anticipates that in some years its growth will exceed these targets and in other years it will be below these targets. For the Moody’s KMV business, the Company expects revenue to grow to $200 million by 2005, with an operating margin (before amortization expense for acquired software and intangibles) of greater than or equal to 20%.

Moody’s is providing its outlook for 2003 at a time of significant global macroeconomic and geopolitical uncertainty. The inherent difficulty in predicting changes in the global environment, and the timing of such changes, creates important potential variance in the outlook.

In Moody’s Investors Service, moderate growth in global structured finance revenue in 2003 is anticipated despite the Company’s expectation of a significant decline in the U.S. housing sector and residential mortgage refinancings, and lower growth in U.S. consumer spending affecting asset-backed issuance. In global corporate finance, the Company expects to see moderate overall revenue growth in 2003 despite low business investment and mergers and acquisitions activity in the U.S. In the U.S. public finance sector, issuers will likely continue to rely on public debt to fund their budgets as tax receipts remain weak. Nevertheless, because of an expected decline in refinancing activity, the outlook for public finance revenue is modestly lower in 2003. Moody’s also expects a continuation of the strong growth in the research business. Finally, healthy growth in the Moody’s KMV business is expected.

Moody’s expenses for 2003 will likely reflect continued investment spending on enhanced ratings practices, technology initiatives, product development and continued hiring to support growth areas of the business. Moody’s expects a slight decline in the operating margin in 2003 compared to the very high margin level in 2002, before the impact of expensing stock options (which is discussed elsewhere in this Management’s Discussion and Analysis).

Overall for 2003, Moody’s expects that percent revenue growth will be in the mid-to-high single digits. With the impact of a lower effective tax rate and share repurchases, the Company expects that diluted earnings per share will grow in the low double digits, before the approximate $0.04 per share impact of expensing compensation related to employee stock plans and the approximate $0.05 per share gain on the insurance recovery related to the September 11th tragedy (which is discussed in Note 17 to the Company’s consolidated financial statements, Subsequent Event).

The Company’s 2003 outlook takes into consideration the current regulatory environment both within and outside the United States, including the recently-published SEC report on rating agencies pursuant to the Sarbanes-Oxley Act, which is discussed elsewhere in this Management’s Discussion and Analysis. Based on management’s current assessment, Moody’s does not believe that regulatory action will have a material effect on the Company’s 2003 outlook. However, changes in the competitive structure of the ratings industry, possibly resulting from additional recognized rating agencies, could have an effect in the future.

Cash Flow

Moody’s believes that it has the financial resources needed to meet its business requirements for the next twelve months and expects to have positive operating cash flow, as well as after-tax free cash flow, for fiscal year 2003. The Company currently intends to use the majority of such free cash flow to continue its share repurchase program. The Company’s approach to returning excess cash to shareholders by means of share repurchase is based on the current relative tax efficiency of capital gains over dividends. Should tax rates change and dividends become relatively more tax-efficient, the Company would reconsider its dividend and share repurchase policies. In addition, as described above, the Company has borrowed under its bank revolving credit facility during 2002 to fund portions of the cash requirements related to the KMV acquisition and share repurchase, and may obtain more permanent financing when it is appropriate in light of cash requirements for share repurchases and other strategic opportunities.

In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays, including during 2003, to pay to New D&B its share of potential liabilities related to the legacy tax and legal contingencies that are discussed in this Management’s Discussion and Analysis under “Contingencies”. These potential cash outlays might affect liquidity requirements and cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Additional Factors That May Affect Future Results

The following risk factors and other information included in this annual report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems immaterial also may impair its business operations. If any of the following risks occur, Moody’s business, financial condition, operating results and cash flows could be materially adversely affected.

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 83% of Moody’s revenue in 2002 was derived from ratings, a significant portion of which was related to the issuance of credit-sensitive securities in the global capital markets. Moody’s enjoyed revenue growth from these sources in 2002 that was substantially greater than its historical averages, principally due to very strong growth in global structured finance issuance and strong issuance volumes in certain U.S. sectors driven by the favorable interest rate environment. The Company anticipates that a substantial part of its business will continue to be dependent on the number and dollar volume of debt securities issued in the capital markets. Therefore, the Company’s results could be adversely affected by a reduction in the level of debt issuance.

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

Possible Loss of Market Share through Competition

The markets for credit ratings, research and credit risk management services are intensely competitive. Moody’s competes on the basis of a number of factors, including quality of ratings, client service, research, reputation, price, geographic scope, range of products and technological innovation. Moody’s faces increasing competition from S&P, Fitch, local rating agencies in a number of jurisdictions and niche companies that provide ratings for particular types of financial products or issuers (such as A.M. Best Company in the insurance industry). Since Moody’s believes that some of its most significant challenges and opportunities will arise outside the U.S., it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local governments or other institutions. Currently, Moody’s, S&P, Fitch, and Dominion Bond Rating Service, Ltd. (“DBRS”) are designated as NRSROs by the SEC. In its recently released report on the role and function of credit rating agencies in the operation of the securities markets, the SEC has indicated that it is exploring whether (i) there are viable alternatives to the NRSRO concept in Commission rules and regulations and (ii) whether it should permit rating agencies that cover a limited sector of the debt market or confine its activities to a limited geographic area to achieve NRSRO recognition. The recognition of DBRS as a NRSRO occurred in February 2003, after the release of the SEC’s report. Elimination of the NRSRO concept or SEC recognition of additional NRSROs could result in loss of market share for Moody’s.

Introduction of Competing Products or Technologies by Other Companies

The markets for credit ratings, research and credit risk management services are increasingly competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and utilize emerging technological trends is a key factor in maintaining market share. Competitors may develop quantitative methodologies for assessing credit risk that customers and market participants may deem preferable to or more cost-effective than the credit risk assessment methods currently employed by Moody’s.

Increased Pricing Pressure from Competitors and/or Customers

In the credit rating, research and credit risk management markets, competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and service. Moody’s intends to continue providing the highest quality products and the best service to its customers and the capital markets. However, if its pricing and services are not sufficiently competitive with its current and future competitors, Moody’s may lose market share.

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

Exposure to Litigation Related to Moody’s Rating Opinions

Moody’s faces litigation from time to time from parties claiming damages relating to ratings actions. In addition, as Moody’s international business expands, these types of claims may increase because foreign jurisdictions may not have legal protections or liability standards comparable to those in the U.S. (such as the First Amendment). These risks often may be difficult to assess or quantify and their existence and magnitude often remains unknown for substantial periods of time.

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

Proposed U.S., Foreign, State and Local Legislation and Regulations, Including Those Relating to Nationally Recognized Statistical Rating Organizations

In the U.S. and other countries, the laws and regulations applicable to credit ratings and rating agencies continue to evolve. Recently there has been discussion in the U.S. regarding the potential need for greater regulation of credit rating agencies. In October 2002, the staff of the Senate Committee on Governmental Affairs issued a report that recommended changes in SEC regulation of rating agencies. In January 2003, the SEC released a report on the role and function of credit rating agencies in the operation of the securities markets. The report considers a number of issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002 and other issues arising from a SEC-initiated review of credit rating agencies. In the report, the SEC stated that it intends to publish a concept release in early 2003 to solicit comments on a number of issues affecting the role and operation of credit rating agencies and thereafter to propose rules in response to those comments. At present, Moody’s is unable to assess the nature and effect of any regulatory changes that may result from the SEC’s ongoing review.

Implementation guidelines proposed by the Committee of European Securities Regulators under the European Commission’s Market Abuse Directive are applicable to many participants in the European capital markets, including credit rating agencies. Depending on the form in which they are ultimately adopted, such implementation guidelines may increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

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

Although such factors have not historically had a material adverse effect on the business, financial condition and results of operations of the Company, any of these factors could have such an effect in the future.

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the Company’s consolidated financial statements, Description of Business and Basis of Presentation.

Information Resources, Inc.

In 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

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

Discovery in this case is ongoing and no trial date has been set.

In connection with the 1996 Distribution, Cognizant, ACNielsen and The Dun & Bradstreet Corporation entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”) pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities, if any, become payable (the “ACN Maximum Amount”), and that The Dun & Bradstreet Corporation and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. In 2001, ACNielsen merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount, and VNU assumed ACNielsen’s liabilities under that agreement.

In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

As a result of their 1998 separation and pursuant to the related distribution agreement, IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement. In 1999, NMR was acquired by VNU N.V. and VNU assumed NMR’s liabilities under the Indemnity and Joint Defense Agreement.

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

Royalty Expense Deductions

During the second quarter of 2002, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a partnership transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1994, 1995 and 1996 tax returns. New D&B disagrees with the position taken by the IRS in its Notice and filed a responsive brief to this effect with the IRS. In addition, the IRS recently indicated that it may assess penalties on this matter. If the IRS were to issue a formal assessment consistent with the Notice (and including penalties), and were to prevail in its position, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the required payment to the IRS could be up to approximately $55 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

In a related matter, New D&B has received a Preliminary Summary Report from the IRS stating its intention to ignore the partnership structure that had been established and reallocate to Old D&B income and expense items that had been claimed on the partnership tax return for 1996. If the IRS were to issue a formal assessment consistent with the Report and were to prevail in this matter, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Moody’s estimates that its share of the exposure to the IRS for this matter could be up to approximately $46 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 that could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $89 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

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

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000; 50% of such payment was allocated to Moody’s and had previously been accrued by the Company. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing, and New D&B is contesting the IRS’ assessment. New D&B has indicated that it would also contest the assessment of penalties or other amounts, if any, in excess of the amounts paid. With the possible exception of the matter described in the following sentence, Moody’s does not anticipate any further income statement charges or cash payments related to IRS assessments for this matter. If the IRS were to disallow prior deductions of all transaction costs associated with this matter, Moody’s estimates that its exposure for its share of the additional taxes, penalties and interest (net of tax benefits) on this matter would be approximately $5 million.

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Old D&B in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Old D&B. Neither Old D&B nor any of its predecessors was a party to the IMS/NMR Agreement. A decision from the arbitration panel is expected in 2003. If NMR should prevail in the arbitration against IMS Health and, in turn, IMS Health should prevail against Old D&B, then the Company believes that the additional liability of Old D&B would be approximately $15 million, net of tax benefits. Under the terms of the 2000 Distribution, Moody’s and New D&B would each be responsible for one-half of such amount, or approximately $7.5 million. The Company believes that the claim asserted against Old D&B by IMS Health is without merit. As such, no amount in respect of this matter has been accrued in the financial statements.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company has considered the range and probability of potential outcomes related to the three legacy tax matters discussed above and believes that it has adequate reserves recorded in its consolidated financial statements for its probable exposures in these matters. However, it is possible that these matters could be resolved in amounts that are greater than the Company has reserved, which could result in material charges to Moody’s future reported results. In addition, the cash outlays resulting from these matters, which the Company currently estimates could be as much as $202 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

Moody’s Matters

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $2.9 billion as of December 31, 2002) plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

Dividends

Since the fourth quarter of 2000, the Company has paid a quarterly dividend of 4.5 cents per share of Moody’s common stock, resulting in dividends paid per share of 18.0 cents in 2002 and 2001, and 4.5 cents in 2000. Prior to the fourth quarter of 2000, when Moody’s was a subsidiary of Old D&B, the Company did not pay dividends directly to Old D&B shareholders.

In December 2002, the Company’s Board of Directors declared a first quarter 2003 dividend of 4.5 cents per share, payable on March 10, 2003 to shareholders of record on February 20, 2003. The payment and level of cash dividends by Moody’s going forward will be subject to the discretion of Moody’s Board of Directors.

Common Stock Information

As described above in “Item 1—Business—Background”, the 2000 Distribution was completed on September 30, 2000. As of October 3, 2000 the Company’s common stock began trading on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends paid for the periods shown. The number of registered shareholders of record at January 31, 2003 was 5,073.

	Price Per Share
			Dividends Paid
	High	Low	Per Share

From October 3, 2000 through December 31, 2000	$28.88	$22.63	$0.045

2001:
First quarter	$29.11	$25.49	$0.045
Second quarter	$34.85	$26.17	$0.045
Third quarter	$37.00	$30.60	$0.045
Fourth quarter	$41.10	$31.46	$0.045

Year ended December 31, 2001	$41.10	$25.49	$0.180

2002:
First quarter	$42.00	$35.80	$0.045
Second quarter	$51.74	$39.94	$0.045
Third quarter	$52.40	$41.00	$0.045
Fourth quarter	$50.48	$39.80	$0.045

Year ended December 31, 2002	$52.40	$35.80	$0.180

Fees of Independent Accountants

Audit Fees

The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2002 and 2001, and for the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and for statutory audits of non-U.S. subsidiaries were approximately $0.9 million (including $0.3 million incurred but not billed in 2002) and $0.6 million, respectively, all of which was attributable to PricewaterhouseCoopers LLP.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2002 and 2001 were approximately $0.4 million and $0.4 million, respectively. Such services included acquisition due diligence reviews and related audits, employee benefit plan audits, internal control reviews, and consultations concerning financial accounting and reporting standards.

Tax Fees

The aggregate fees billed for tax services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2002 and 2001 were approximately $0.6 million and $2.4 million (including $0.2 million incurred but not billed in 2001), respectively. Tax services rendered by PricewaterhouseCoopers LLP principally related to expatriate tax services and tax consulting and compliance. Fees for tax consulting and compliance in 2001 principally were in connection with Moody’s transition to an independent company after its spin-off from Old D&B.

All Other Fees

The aggregate fees billed for all other services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2002 and 2001 were approximately $0.2 million and $0.3 million, respectively. Such fees principally related to data entry services provided to the Company’s ratings business. The Company does not anticipate that PricewaterhouseCoopers LLP will provide any future services in this area.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for Moody’s business and operations that involve a number of risks and uncertainties. Those statements appear in the section entitled “Outlook” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing at page 13 of this annual report on Form 10-K and elsewhere in the context of statements containing the words “believes”, “expects”, “anticipates” and other words relating to Moody’s views on future events, trends and contingencies. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K for the year ended December 31, 2002, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions. These factors and other risks and uncertainties that could cause Moody’s actual results to differ significantly from management’s expectations, are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors That May Affect Future Results” and in other reports of the Company filed from time to time with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 of this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Accountants	32
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and 2001	34
For the years ended December 31, 2002, 2001 and 2000:
Consolidated Statements of Operations	33
Consolidated Statements of Cash Flows	35
Consolidated Statements of Shareholders’ Equity	36
Notes to Consolidated Financial Statements	37-59

     Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Moody’s Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Moody’s Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 4, 2003

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue	$1,023.3	$796.7	$602.3
Expenses
Operating	285.3	239.6	189.6
Selling, general and administrative	175.3	141.6	107.6
Depreciation and amortization	24.6	17.0	16.6

Total expenses	485.2	398.2	313.8

Operating income	538.1	398.5	288.5

Interest expense, net	(21.2)	(16.5)	(3.6)
Other non-operating income (expense), net	0.5	(0.1)	(0.9)

Non-operating expense, net	(20.7)	(16.6)	(4.5)

Income before provision for income taxes	517.4	381.9	284.0
Provision for income taxes	228.5	169.7	125.5

Net income	$288.9	$212.2	$158.5

Earnings per share
Basic	$1.88	$1.35	$0.98

Diluted	$1.83	$1.32	$0.97

Weighted average shares outstanding
Basic	153.9	157.6	161.7

Diluted	157.5	160.2	163.0

     The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in millions, except per share data)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$39.9	$163.2
Accounts receivable, net of allowances of $16.4 in 2002 and $27.3 in 2001	178.1	148.4
Other current assets	54.3	59.6

Total current assets	272.3	371.2
Property and equipment, net	50.6	42.9
Prepaid pension costs	59.3	57.2
Goodwill	126.3	6.0
Intangible assets, net	84.4	4.3
Other assets	37.9	23.8

Total assets	$630.8	$505.4

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$184.9	$236.9
Bank borrowings	107.1	—
Deferred revenue	170.0	122.4

Total current liabilities	462.0	359.3
Non-current portion of deferred revenue	28.5	19.8
Notes payable	300.0	300.0
Other liabilities	167.3	130.4

Total liabilities	957.8	809.5

Commitments and contingencies (Notes 13 and 14)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 400,000,000 shares authorized; 171,451,136 shares issued and outstanding at December 31, 2002 and 2001	1.7	1.7
Capital surplus	45.5	43.7
Retained earnings (deficit)	221.8	(39.3)
Treasury stock, at cost; 22,560,826 and 17,043,168 shares of common stock at December 31, 2002 and 2001, respectively	(597.7)	(307.5)
Cumulative translation adjustment	1.7	(2.7)

Total shareholders’ equity	(327.0)	(304.1)

Total liabilities and shareholders’ equity	$630.8	$505.4

     The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net income	$288.9	$212.2	$158.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	24.6	17.0	16.6
Deferred income taxes	(3.6)	(0.8)	(2.3)
Tax benefits from exercise of stock options	27.5	15.1	2.6
Write-off of computer software, property and equipment	1.3	0.6	0.3
Write-off of acquired in-process research and development	1.1	—	—
Impairment of investments in affiliates	—	3.4	—
Changes in assets and liabilities:
Accounts receivable	(16.6)	(47.6)	(14.6)
Other current assets	(1.0)	(3.7)	28.3
Prepaid pension costs	(2.1)	(3.4)	(4.1)
Other assets	(1.6)	(2.9)	0.9
Accounts payable and accrued liabilities	(66.8)	101.6	(138.6)
Deferred revenue	34.9	24.8	16.2
Other liabilities	48.2	5.1	6.4

Net cash provided by operating activities	334.8	321.4	70.2

Cash flows from investing activities
Net capital additions	(18.1)	(14.8)	(14.4)
Acquisitions (net of cash acquired) and investments in affiliates	(205.7)	(15.2)	(17.4)
Other	0.2	—	(1.8)

Net cash used in investing activities	(223.6)	(30.0)	(33.6)

Cash flows from financing activities
Proceeds from issuance of notes	—	—	300.0
Proceeds from bank borrowings	188.1	—	—
Repayments of bank borrowings	(81.0)	—	—
Proceeds from stock plans	54.0	47.8	10.1
Cost of treasury shares repurchased	(369.9)	(267.6)	(71.8)
Payment of dividends	(27.8)	(28.3)	(7.2)
Net distributions to Old D&B	—	—	(152.1)

Net cash (used in) provided by financing activities	(236.6)	(248.1)	79.0

Effect of exchange rate changes on cash and cash equivalents	2.1	0.8	0.1

(Decrease) increase in cash and cash equivalents	(123.3)	44.1	115.7
Cash and cash equivalents, beginning of the period	163.2	119.1	3.4

Cash and cash equivalents, end of the period	$39.9	$163.2	$119.1

     The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in millions)

	Common Stock			Retained	Cumulative	Treasury Stock		Total
			Capital	Earnings	Translation			Shareholders’	Comprehensive
	Shares	Amount	Surplus	(Deficit)	Adjustment	Shares	Amount	Equity	Income

Balance at January 1, 2000	171.5	$1.7	$—	$(222.4)	$(2.4)	(10.6)	$—	$(223.1)

Net income				158.5				158.5	$158.5
Dividends paid				(7.2)				(7.2)
Proceeds from stock plans, including tax benefits			12.7					12.7
Net change in Old D&B treasury stock prior to the Distribution Date						1.6
Net treasury stock activity after the Distribution Date			(4.8)			(2.0)	(67.0)	(71.8)
Currency translation adjustment					0.5			0.5	0.5
Net distributions to Old D&B				(152.1)				(152.1)

Comprehensive income									$159.0

Balance at December 31, 2000	171.5	1.7	7.9	(223.2)	(1.9)	(11.0)	(67.0)	(282.5)

Net income				212.2				212.2	$212.2
Dividends paid				(28.3)				(28.3)
Proceeds from stock plans, including tax benefits			62.9					62.9
Net treasury stock activity			(27.1)			(6.0)	(240.5)	(267.6)
Currency translation adjustment					(0.8)			(0.8)	(0.8)

Comprehensive income									$211.4

Balance at December 31, 2001	171.5	1.7	43.7	(39.3)	(2.7)	(17.0)	(307.5)	(304.1)

Net income				288.9				288.9	$288.9
Dividends paid				(27.8)				(27.8)
Proceeds from stock plans, including tax benefits			81.5					81.5
Net treasury stock activity			(79.7)			(5.6)	(290.2)	(369.9)
Currency translation adjustment					4.4			4.4	4.4

Comprehensive income									$293.3

Balance at December 31, 2002	171.5	$1.7	$45.5	$221.8	$1.7	(22.6)	$(597.7)	$(327.0)

     The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA

Note 1 Description of Business and Basis of Presentation

Moody’s Corporation (“Moody’s” or the “Company”) is a provider of credit ratings, research and analysis covering debt instruments and securities in the global capital markets and a provider of quantitative credit assessment services, credit training services and credit process software to banks and other financial institutions. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV. Moody’s Investors Service publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. The Moody’s KMV business, which consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), acquired in April 2002, and Moody’s Risk Management Services, develops and distributes quantitative credit assessment services for banks and investors in credit-sensitive assets, credit training services and credit process software.

The Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”) until September 30, 2000 (the “Distribution Date”), when Old D&B separated into two publicly traded companies—Moody’s Corporation and The New D&B Corporation (“New D&B”). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company (the “D&B Business”). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and credit risk management services (the “Moody’s Business”) and was renamed “Moody’s Corporation”. The method by which Old D&B distributed to its shareholders its shares of New D&B stock is hereinafter referred to as the “2000 Distribution”.

For purposes of governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution and to provide for an orderly transition, the Company and New D&B entered into various agreements including a Distribution Agreement, Tax Allocation Agreement, Employee Benefits Agreement, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

Pursuant to the terms of the Distribution Agreement, the Company retained all of the assets and liabilities related to the Moody’s Business and New D&B retained all of the assets and liabilities related to the D&B Business. The financial statements include allocations of certain Old D&B corporate headquarters assets and liabilities that were transferred from Old D&B at the Distribution Date, as well as allocations of certain expenses for employee benefits, centralized services and corporate overhead that were provided by Old D&B for periods prior to the Distribution Date. Although management believes these expense allocations were reasonable, they are not necessarily indicative of the costs that would have been incurred if the Company had performed or obtained these services as a separate entity. These allocations, included in the consolidated statements of operations, totaled $13.3 million in 2000. The consolidated financial statements reflect the financial position, results of operations and cash flows of the Company as if it were a separate entity for all periods presented.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies over which the Company has significant influence but not a controlling interest are carried on an equity basis. Investments for which the Company does not have the ability to exercise significant influence over operating and financial policies are carried on the cost basis of accounting.

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market funds, short-term certificates of deposit and commercial paper with maturities of three months or less when purchased. Interest income on cash and cash equivalents was $2.3 million and $6.5 million, respectively, for the years ended December 31, 2002 and 2001.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, typically three to ten years for office and computer equipment and office furniture and fixtures, and seven to forty years for buildings and building improvements. Expenditures for maintenance and repairs that do not extend the economic useful life of the related assets are charged to expense as incurred. Gains and losses on disposals of property and equipment are reflected in the consolidated statements of operations. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the improvement.

Computer Software

Costs for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. These assets primarily relate to the development of credit process software and quantitative credit assessment products to be licensed to customers. The capitalized costs generally consist of professional services provided by third parties and compensation costs of employees that develop the software. These costs are amortized on a straight-line basis over three years, which approximates their useful life, and are reported at the lower of unamortized cost or net realizable value. At December 31, 2002 and 2001, such amounts, included in other assets in the consolidated balance sheets, were $9.1 million and $6.0 million, respectively, net of accumulated amortization of $7.8 million and $5.5 million, respectively. Other assets at December 31, 2002 also included $14.2 million, net of accumulated amortization of $2.9 million, of acquired software resulting from the April 2002 acquisition of KMV. Amortization expense for all such software for the years ended December 31, 2002, 2001 and 2000 was $5.3 million, $2.1 million and $1.4 million, respectively.

The Company capitalizes costs related to software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These assets, included in property and equipment in the consolidated balance sheets, relate to the Company’s accounting, product delivery and other systems. Such costs generally consist of direct costs of third party license fees, professional services provided by third parties and employee compensation, in each case incurred either during the application development stage or in connection with upgrades and enhancements that increase functionality. Such costs are depreciated over their estimated useful lives, generally three to five years. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Intangible assets and other long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset.

Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations to be accounted for using the purchase method. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are tested for impairment annually, or more frequently if impairment indicators arise. This testing requires the Company to estimate the fair value of its applicable identified reporting units based on the present value of the expected future cash flows of the units. If the book value of a reporting unit exceeds the estimated fair value of the unit, a write-down of goodwill is required. The Company completed its transitional impairment testing during the second quarter of 2002 and its annual impairment testing as of November 30, 2002. In each test, the estimated fair values of the reporting units exceeded their book values and therefore no write-down of goodwill was required.

Stock-Based Compensation

In 2002 and prior years, the Company measured the cost of its stock-based compensation plans using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25 rather than applying the fair value method provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, the Company has not recognized compensation expense related to stock options and its employee stock purchase plan (“Stock-Based Plans”).

Had compensation expense for Moody’s Stock-Based Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method required by SFAS No. 123, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below:

	Year Ended December 31,

	2002	2001	2000

Net income:
As reported	$288.9	$212.2	$158.5
Stock-based compensation plan expense determined under the fair value method, net of tax	(14.4)	(9.6)	(6.9)

Pro forma	$274.5	$202.6	$151.6

Basic earnings per share:
As reported	$1.88	$1.35	$0.98
Pro forma	$1.78	$1.29	$0.94
Diluted earnings per share:
As reported	$1.83	$1.32	$0.97
Pro forma	$1.74	$1.26	$0.93

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The pro forma net income and earnings per share amounts that relate to stock options for periods prior to the Distribution Date relate to the fair value of the Old D&B options held by Moody’s employees. Pro forma amounts subsequent to the Distribution Date relate to Moody’s options held by Moody’s employees and New D&B employees and retirees and reflect an increase in fair value due to changes in assumptions for Moody’s stock options. Post-distribution, such increase is reflected in income immediately for vested options and spread over the remaining vesting period for converted unvested options. See Note 9 for further information on the treatment of stock options in connection with the 2000 Distribution. Pro forma net income includes charges of $2.5 million, $2.5 million and $2.4 million in 2002, 2001 and 2000, respectively, relating to New D&B employees and retirees.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model, with the following weighted average assumptions:

			2000

			After	Conversion at
	2002	2001	Distribution	Distribution

Expected dividend yield	0.41%	0.56%	0.72%	0.72%
Expected stock volatility	25%	25%	25%	25%
Risk-free interest rate	4.13%	4.27%	5.94%	5.79%
Expected holding period	4.5 yrs	4.5 yrs	4.5 yrs	3.0 yrs

In 2000 prior to the Distribution Date, the following weighted average assumptions were used: expected dividend yield of 2.40%, expected stock volatility of 30%, risk-free interest rate of 6.69%, and expected holding period of five years.

The estimated weighted average fair value of Moody’s options granted in 2002 and 2001 was $10.97 and $9.38, respectively. The estimated weighted average fair value of Moody’s options granted after the Distribution Date in 2000 was $8.20. The estimated weighted average fair value of Old D&B options granted in 2000 prior to the Distribution Date was $8.66.

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 will be expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In addition, shares issued to participants in the Company’s employee stock purchase plan will be expensed by the Company based on the discount from the market price received by the participants on the date of issuance. Using what the Company believes are reasonable assumptions and the Black-Scholes option pricing model, the estimated impact of this change will be approximately $0.04 per diluted share in 2003. In future years, as this change in accounting becomes fully phased in over the normal option vesting cycle (currently four years), the Company expects that the earnings per share impact will be greater.

Employee Benefit Plans

Moody’s employee pension and other post-retirement benefit costs and obligations are dependent on assumptions concerning the outcome of future events and circumstances, including compensation increases, long-term return on pension plan assets, health care cost trends, discount rates and other factors. In determining such assumptions, the Company consults with outside actuaries and other advisors where deemed appropriate. In accordance with relevant accounting standards, if actual results differ from the Company’s assumptions, such differences are deferred and amortized over the estimated future working life of the plan participants. While the

Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could affect the expenses and liabilities related to the Company’s pension and other post-retirement benefits. Following is a discussion of some significant assumptions that the Company makes in determining costs and obligations for pension and other post-retirement benefits.

•	Discount rate assumptions are based on current yields on high grade corporate long-term bonds.

•	Salary growth assumptions are based on the Company’s long-term actual experience and future outlook.

•	Health care cost trend assumptions are based on historical market data, the near-term outlook and an assessment of likely long-term trends.

•	Long-term return on pension plan assets is based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments), over a long-term horizon.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. As such, revenue is recognized when an agreement exists, the services have been provided and accepted by the customer, fees are determinable and the collection of resulting receivables is considered probable.

Revenue attributed to ratings of issued securities is generally recognized when the rating is issued. Revenue attributed to monitoring activities is recognized over the period in which the related monitoring is performed, which is generally one year and can be up to 30 years in certain cases, mainly related to commercial mortgage-backed securities. Revenue related to annual fees for areas such as frequent issuer program arrangements and commercial paper programs is generally recognized over the contract term, which is principally one year. In recognizing revenue related to ratings, Moody’s uses judgments to match billed revenue with services to be provided in the future in those circumstances where the Company does not bill separately for such future services. These judgments are generally not dependent on the outcome of future uncertainties, but rather relate to allocating revenue across accounting periods.

Revenue from sales of research products and from credit risk management subscription products is recognized over the related subscription period, which is principally one year. Revenue from licenses of credit risk management software is generally recognized at the time the product is shipped to customers, as the Company’s obligations are complete. Related maintenance revenue is recognized over the maintenance period, which is generally one year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to income as incurred. These expenses include such items as compensation for corporate officers and staff and compensation and other expenses related to sales of products. It also includes items such as office rent, business insurance, professional fees and gains and losses from sales and disposals of assets.

Foreign Currency Translation

For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these operations, currency translation adjustments are accumulated in a separate component of shareholders’ equity. Realized transaction gains and losses are reflected in other non-operating income (expense), net. Transaction gains (losses) were $0.3 million, ($0.1) million and ($0.9) million in 2002, 2001 and 2000, respectively.

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

Income Taxes

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

Prior to the 2000 Distribution, the Company was included in the federal and certain state and foreign income tax returns of Old D&B; however, the provision for income taxes for the year ended December 31, 2000 has been calculated on a separate-company basis. Moody’s share of income taxes paid by Old D&B through the Distribution Date have been reflected in the consolidated statements of shareholders’ equity as net distributions to Old D&B.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables and bank borrowings, all of which are short-term in nature and, accordingly, approximate fair value. The fair value of the Company’s long-term notes payable is estimated using discounted cash flow analyses based on the prevailing interests rates available to the Company for borrowings with similar maturities. The carrying amount and the estimated fair value of the notes payable at December 31, 2002 were $300.0 million and $346.9 million, respectively. At December 31, 2001, the carrying amount and the estimated fair value of the Company’s notes payable were $300.0 million and $324.3 million, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents and trade receivables.

Cash equivalents consist of investments in high quality investment grade securities within and outside the United States. By policy, the Company limits the amount it can invest with any one issuer. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, short-term certificates of deposit or issuers of high-grade commercial paper. As of December 31, 2002, the Company did not maintain any derivative investments or engage in any hedging activities.

Credit is extended to customers based on an evaluation of their financial condition. No customer accounted for 10% or more of accounts receivable at December 31, 2002 or 2001.

Earnings Per Share of Common Stock

In accordance with SFAS No. 128, “Earnings per Share”, basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the reporting period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation of investments in affiliates, long-lived and intangible assets and goodwill, pension and other post-retirement benefits, stock options, and depreciation and amortization rates for property and equipment and computer software.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. Interpretation No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. Interpretation No. 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of Interpretation No. 46 must be applied to the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on its financial position or results of operations since it currently does not have variable interest entities.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. It requires that a liability for costs associated with an exit or disposal activity, such as severance and contract terminations, be recognized and measured initially at fair value only when such liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as extraordinary items and amends SFAS No. 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

Note 3 Reconciliation of Weighted Average Shares Outstanding

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	2002	2001	2000

Weighted average number of shares—Basic	153.9	157.6	161.7
Dilutive effect of shares issuable under stock option, restricted stock and performance share plans	3.6	2.6	1.3

Weighted average number of shares—Diluted	157.5	160.2	163.0

Options to purchase 0.1 million and 8.0 million shares of common stock were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the Company’s common stock during the applicable period (the “antidilutive options”). There were no antidilutive options outstanding as of December 31, 2002.

Note 4 Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,

	2002	2001

Land, building and building improvements	$24.2	$23.9
Office and computer equipment	37.3	41.5
Office furniture and fixtures	19.5	15.2
Internal-use computer software	18.9	14.0
Leasehold improvements	31.6	28.8

Property and equipment, at cost	131.5	123.4
Less: accumulated depreciation and amortization	(80.9)	(80.5)

Property and equipment, net	$50.6	$42.9

The consolidated statements of operations reflect depreciation and amortization expense related to the above assets of $14.0 million, $11.8 million and $12.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In 2002, the Company retired fully depreciated assets with an original cost of approximately $18.0 million. There was no income statement impact from such retirement.

Note 5 Acquisitions

KMV

On April 12, 2002, Moody’s acquired the businesses comprising KMV. The acquisition will expand the product offerings and customer base of Moody’s credit risk assessment business, which was previously operated by Moody’s Risk Management Services. The results of KMV have been included in Moody’s consolidated financial statements since the acquisition date.

The aggregate purchase price of $212.6 million consisted of $209.3 million in cash payments to the sellers and $3.3 million in direct transaction costs, primarily professional fees. The purchase price was funded by using $128.3 million of Moody’s cash on hand and $81.0 million of borrowings under Moody’s existing bank credit lines. The Company repaid those borrowings in the second quarter of 2002.

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

In accordance with SFAS No. 142, the acquired goodwill, which has been assigned to the Moody’s KMV segment, will not be amortized. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the $1.1 million allocated to acquired in-process research and development was written off immediately following the acquisition and is included in selling, general and administrative expenses for the year ended December 31,

2002. Current assets above includes acquired cash of $7.2 million. Other assets include acquired software of $16.0 million with a life of 5 years. For income tax purposes, the excess of the purchase price over the acquired net assets is expected to be amortized over 15 years.

The following unaudited pro forma consolidated financial information, for the years ended December 31, 2002 and 2001, reflect the acquisition of KMV as if it had been consummated as of the beginning of each respective period, after giving effect to the following adjustments: (i) elimination of transaction related charges resulting from the acquisition; (ii) amortization of acquired intangible assets and software; (iii) Moody’s financing costs for the transaction, consisting of interest expense that would have been incurred on the $81 million of bank borrowings and interest income that would have been foregone on the balance of the purchase price; and (iv) related income tax effects.

	Year Ended December 31,

	2002	2001

Revenue	$1,038.4	$840.9
Net income	$288.0	$205.6
Diluted earnings per share	$1.83	$1.28

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

The investment was recorded at cost through December 31, 2001; starting in January 2002, the Company consolidated the results of KIS in its financial statements. The minority shareholder’s interest has been included in other long-term liabilities. The purchase price allocation resulted in amortizable intangible assets of $2.9 million with a weighted average life of 5.6 years and goodwill of $1.9 million.

Argentine Rating Agencies

From 1999 through 2002, Moody’s made equity investments totaling $4.4 million in two Argentine rating agencies.

In January 2002, the Argentine government announced the creation of a dual currency system in which certain qualifying transactions would be settled at an expected fixed exchange rate of 1.4 Argentine pesos to one U.S. dollar, while non-qualifying transactions would be settled using a free floating market exchange rate. In February 2002, the Argentine government announced a shift to a single free floating market exchange rate. From 1991 until February 2002, the Argentine peso had been pegged to the U.S. dollar at the rate of one to one.

Given the significant adverse change in the economic climate in Argentina, the Company determined that the Argentine ratings businesses and their future operations and cash flows were materially impacted and that this was not a temporary change. Therefore, the recoverability of these investments was reviewed based on a comparison of carrying value to fair value, which was calculated using estimated future discounted cash flows of the businesses. Based on that review, it was determined that the fair values of these investments were $3.4 million less than the aggregate carrying value; this amount was charged to expense in the fourth quarter of 2001.

In connection with an acquisition related purchase price adjustment that was triggered by the devaluation, in the fourth quarter of 2002, Moody’s received additional shares in the Argentine rating agencies, bringing its ownership position to approximately 92%.

Financial Software Products Company

In January 2000, the Company acquired the net assets of a financial software products company for $17.4 million in cash, and combined that business with its Moody’s Risk Management Services business. The acquisition was accounted for using the purchase method of accounting for business combinations from the date of acquisition. The purchase price was allocated based on the estimated fair values of the acquired assets at the date of acquisition, which resulted in acquired goodwill, other intangible assets including customer relationships and covenants not to compete, and capitalized software aggregating $16.6 million. These assets, other than goodwill, are being amortized on a straight-line basis over three to seven years, with a weighted average life of 5.6 years.

Note 6 Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, under which goodwill and other intangible assets with indefinite lives are no longer amortized but are tested annually for recoverability, or more frequently if impairment indicators arise. The following table reflects net income and basic and diluted earnings per share giving effect to SFAS No. 142 as if it were adopted on January 1, 2000:

		Year Ended December 31,

	2002	2001	2000
Net income, as reported	$288.9	$212.2	$158.5
Add back: goodwill amortization expense, net of tax	—	1.2	0.8

Adjusted net income	$288.9	$213.4	$159.3

Basic earnings per share:
As reported	$1.88	$1.35	$0.98
Adjusted	$1.88	$1.35	$0.99
Diluted earnings per share:
As reported	$1.83	$1.32	$0.97
Adjusted	$1.83	$1.33	$0.98

In connection with the 2002 acquisition of KMV, Moody’s acquired goodwill and intangible assets, which are described in Note 5.

The following table summarizes the activity in goodwill for the periods indicated:

	Year Ended			Year Ended
	December 31, 2002			December 31, 2001

	Moody’s	Moody’s		Moody’s	Moody’s
	Investors Service	KMV	Consolidated	Investors Service	KMV	Consolidated

Beginning balance	$0.4	$5.6	$6.0	$1.0	$7.5	$8.5
Net change from acquisitions	1.9	118.3	120.2	—	—	—
Other		0.1	0.1		(0.4)	(0.4)
Amortization expense	—	—	—	(0.6)	(1.5)	(2.1)

Ending balance	$2.3	$124.0	$126.3	$0.4	$5.6	$6.0

The following table summarizes intangible assets subject to amortization at the dates indicated:

	December 31,	December 31,
	2002	2001

Customer lists (11.3 year weighted average life)	$57.8	$4.6
Accumulated amortization	(5.3)	(1.3)

Net customer lists	$52.5	$3.3

Other intangible assets (5.6 year weighted average life)	$8.2	$1.5
Accumulated amortization	(1.8)	(0.5)

Net other intangible assets	$6.4	$1.0

Total (10.6 year weighted average life)	$58.9	$4.3

Amortization expense for intangible assets for the years ended December 31, 2002, 2001 and 2000 was $5.3 million, $1.0 million and $0.9 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Years ending December 31,

2003	$6.9
2004	6.9
2005	6.5
2006	6.1
2007	5.5
Thereafter	27.0

As of December 31, 2002, $25.5 million in trade secrets acquired with the acquisition of KMV were not subject to amortization. Current circumstances and conditions continue to support an indefinite useful life.

Note 7 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,

	2002	2001

Accounts payable	$1.3	$6.1
Accrued income taxes (see Note 10)	11.3	67.2
Accrued compensation and benefits	116.7	111.9
Other	55.6	51.7

Total	$184.9	$236.9

Note 8 Pension and Other Post-Retirement Benefits

Moody’s maintains defined benefit pension plans in which substantially all U.S. employees of the Company are eligible to participate. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees.

Prior to the 2000 Distribution, the Company’s employees participated in Old D&B’s pension and post-retirement benefit plans. The Company accounted for its participation in these Old D&B plans as multi-employer plans. Accordingly, through the Distribution Date, the Company recorded pension and post-retirement benefit costs as allocated by Old D&B. The amounts of these allocations were insignificant for the year ended December 31, 2000. Effective at the Distribution Date, Moody’s assumed responsibility for pension and other post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

Following is a summary of the activity related to these benefit plans for the years ended December 31, 2002 and 2001, as well as the status of the plans at December 31, 2002:

	Pension		Other Post-
	Plans		Retirement Plans

	2002	2001	2002	2001

Change in benefit obligation
Projected benefit obligation, beginning of the period	$(41.2)	$(31.2)	$(4.6)	$(3.4)
Service cost	(5.1)	(4.4)	(0.3)	(0.4)
Interest cost	(2.9)	(2.4)	(0.3)	(0.2)
Benefits paid	0.4	0.2	0.1	—
Plan amendment	—	(1.6)	(1.0)	—
Actuarial gain/(loss)	(2.9)	(1.2)	0.3	(0.6)
Assumption change	(1.5)	(0.6)	(0.3)	—

Projected benefit obligation, end of the period	$(53.2)	$(41.2)	$(6.1)	$(4.6)

Change in plan assets
Fair value of plan assets	$79.4	$84.5	$—	$—
Actual return on plan assets	(7.5)	(4.9)	—	—
Benefits paid	(0.4)	(0.2)	(0.1)	—
Contributions	—	—	0.1	—

Fair value of plan assets	$71.5	$79.4	$—	$—

Reconciliation of funded status to total amount recognized
Funded status of the plans	$18.2	$38.2	$(6.1)	$(4.6)
Unrecognized actuarial loss	32.5	11.6	0.6	0.6
Unrecognized prior service cost	2.1	2.3	1.0	—

Net amount recognized	$52.8	$52.1	$(4.5)	$(4.0)

Amounts recognized in the consolidated balance sheet
Prepaid pension cost	$59.3	$56.7	$—	$—
Pension and post-retirement benefits liability	(8.0)	(5.1)	(4.5)	(4.0)
Intangible asset	1.5	0.5	—	—

Net amount recognized	$52.8	$52.1	$(4.5)	$(4.0)

Components of net periodic (income) expense
Service cost	$5.1	$4.4	$0.3	$0.4
Interest cost	2.9	2.4	0.3	0.2
Expected return on plan assets	(9.0)	(8.3)	—	—
Amortization of net loss from earlier periods	0.1	0.3	—	—
Amortization of unrecognized prior service costs	0.2	0.1	—	—

Net periodic (income) expense	$(0.7)	$(1.1)	$0.6	$0.6

The following assumptions were used in determining the benefit obligation and net periodic pension (income) expense for the years ended December 31, 2002 and 2001:

	Pension		Other Post-
	Plans		Retirement Plans

	2002	2001	2002	2001

Weighted average discount rate	6.75%	7.25%	6.75%	7.25%
Rate of increase in future compensation	3.91%	4.41%	—	—
Expected return on plan assets	9.75%	9.75%	—	—

In 2003, for purposes of determining net periodic pension (income) expense, the Company expects to use a return on plan assets assumption of approximately 8.5%, which has been determined based on explicit long-term return assumptions for each major asset class within the Company’s pension plan portfolio (which principally consists of equity and fixed-income investments).

For purposes of measuring benefit obligations under post-retirement benefit plans, an 11.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2002. The rate was assumed to decrease gradually to 6.0% through 2008 and remain at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage-		One Percentage-
	Point Increase		Point Decrease

	2002	2001	2002	2001

Effect on benefit obligation at end of period	$0.2	$0.4	$(0.1)	$(0.4)
Effect on total service and interest costs	—	$0.1	—	—

Certain of the Company’s international operations provide pension benefits to their employees. Company contributions are primarily determined as a percentage of employees’ eligible compensation. Expense related to these plans in 2002 was approximately $1.2 million.

Profit Participation Plan

Moody’s has a profit participation plan (the “Plan”) covering substantially all U.S. employees. The Plan provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay, subject to the federal limit. Moody’s contributes an amount equal to 50% of employee contributions, with Moody’s contribution limited to 3% of the employee’s pay. Moody’s also makes additional contributions to the Plan that are based on growth in the Company’s earnings per share. Prior to the 2000 Distribution, employees of Moody’s participated in the profit participation plan of Old D&B and the Company accounted for its participation in that plan as a multi-employer plan. Expense associated with these plans was $15.1 million, $11.1 million and $3.5 million in 2002, 2001 and 2000, respectively.

Note 9 Stock-Based Compensation Plans

Prior to the 2000 Distribution, certain employees of Moody’s received grants of Old D&B stock options under Old D&B’s 1998 Key Employees’ Stock Option Plan (the “1998 Plan”). At the Distribution Date, all unexercised Old D&B stock options held by Moody’s employees were converted into separately exercisable options to acquire Moody’s common stock and separately exercisable options to acquire New D&B common stock, such that each option had the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price, and the same vesting provisions, option periods and other terms and conditions applicable prior to the 2000 Distribution. Old D&B stock options held by employees and retirees of Old D&B were converted in the same manner. Immediately after the 2000 Distribution, the 1998 Plan was amended and adopted by the Company.

Under the 1998 Plan, 16,500,000 shares of the Company’s common stock were reserved for issuance. The 1998 Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the 1998 Plan is determined by the Board of Directors at the date of the grant and generally ranges from four to five years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. For incentive stock options granted to a shareholder of more than 10% of the Company’s outstanding stock, the exercise price per share cannot be less than 110% of the fair market value of the Company’s common stock at the date of grant. The 1998 Plan also provides for the granting of restricted stock.

The 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”) was approved by the Board of Directors in February 2001 and approved by the Company’s shareholders in April 2001. Under the 2001 plan, 5,800,000 shares of common stock have been reserved for issuance. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The 2001 Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the 2001 Plan is determined by the Board of Directors at the date of the grant. Unlike the 1998 Plan, the 2001 Plan also provides that consultants to the Company or any of its subsidiaries are eligible to be granted options. The 2001 Plan also provides for the granting of restricted stock.

Under the 1998 and 2001 Plans, key employees of the Company may be granted shares of common stock (“Performance Shares”) based on the achievement of revenue growth goals or other operating objectives. At the end of the performance period, Company performance at target will yield the targeted amount of shares, whereas Company performance above or below target will yield larger or smaller share awards, respectively. As a result of the 2000 Distribution, outstanding Performance Share grants were converted such that the Company’s employees would receive a combination of Moody’s shares and cash in lieu of New D&B shares. In 2001, approximately 100,000 shares of Moody’s common stock were awarded based on the Company’s revenue performance for 1999 and 2000. Cash payments aggregating $2.5 million were made in lieu of New D&B shares. There were no new Performance Share grants in 2002 and 2001. The Company recorded compensation expense relating to performance share grants of $0.2 million, $0.4 million and $4.6 million in 2002, 2001 and 2000, respectively.

The Company also maintains a plan for its Board of Directors, the 1998 Directors Plan (the “Directors Plan”), which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined at the date of the grant and is generally one year. Under the Directors Plan, 400,000 shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors Plan.

In February 2003, employees of the Company were granted approximately 2.5 million options under the 1998 Plan and 1.1 million options under the 2001 Plan, and directors of the Company were granted approximately 16,000 shares of restricted stock under the Directors Plan.

Changes in stock options for the three years ended December 31, 2002 are summarized below:

		Weighted
	Number	Average
	Outstanding	Exercise Price

Options outstanding, December 31, 1999	5.1	$26.98

Granted	0.4	28.53
Exercised	(0.2)	22.37
Surrendered or retired	(0.5)	29.40

Options outstanding, September 30, 2000	4.8	17.99

Options converted, October 1, 2000	14.8	19.94
Granted	5.5	27.87
Exercised	(0.6)	15.36
Surrendered or retired	(0.4)	23.13

Options outstanding, December 31, 2000	19.3	22.30

Granted	0.1	34.77
Exercised	(2.5)	17.04
Surrendered or retired	(2.2)	24.24

Options outstanding, December 31, 2001	14.7	23.00

Granted	3.8	40.01
Exercised	(2.5)	19.31
Surrendered or retired	(0.7)	27.43

Options outstanding, December 31, 2002	15.3	$27.63

Option activity for the period from December 31, 1999 through September 30, 2000 reflects Old D&B options that were held by employees of Moody’s. The options converted at October 1, 2000 reflect the conversion of all Old D&B options, including both those held by employees of Moody’s and those held by employees and retirees of New D&B, into separately exercisable options to acquire common stock of Moody’s as described above.

Below is a summary of options held by Moody’s employees and by New D&B employees and retirees as of each date:

		New D&B
	Moody’s	Employees
	Employees	and Retirees

Options outstanding at:
October 1, 2000	4.8	10.0
December 31, 2000	10.2	9.1
December 31, 2001	8.6	6.1
December 31, 2002	11.1	4.2

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding

		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price

$14.54–$19.94	2.2	3.2	$16.72
$21.42–$23.96	3.3	6.3	$21.78
$25.13–$28.13	6.1	5.7	$27.26
$33.92–$43.55	3.7	9.0	$39.95

Total	15.3

	Options Exercisable

		Weighted
	Number	Average
Range of Exercise Prices	Exercisable	Exercise Price

$14.54–$19.94	1.8	$16.34
$21.42–$23.96	1.6	$21.70
$25.13–$28.13	2.0	$27.88
$33.92–$43.55	—	$36.03

Total	5.4

In addition, the Company also sponsors the Moody’s Corporation Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at 85% of its fair market value on the first trading day of the month. Plan participants can elect an after-tax payroll deduction of one percent to ten percent of compensation, subject to the federal limit.

Note 10 Income Taxes

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$150.5	$102.4	$81.7
State and local	54.4	49.3	42.7
Non U.S.	26.3	16.5	3.6

Total current	231.2	168.2	128.0

Deferred:
Federal	(3.5)	1.2	(1.6)
State and local	1.4	0.5	(0.9)
Non U.S.	(0.6)	(0.2)	—

Total deferred	(2.7)	1.5	(2.5)

Total provision for income taxes	$228.5	$169.7	$125.5

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2002	2001	2000

U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	7.0	8.5	9.5
U.S. taxes on foreign income	0.7	1.0	—
Other	1.5	(0.1)	(0.3)

Effective tax rate	44.2%	44.4%	44.2%

Income taxes paid were $226.6 million, $98.6 million and $206.0 million in 2002, 2001 and 2000, respectively. Taxes paid in 2002 included approximately $50 million of 2001 income tax payments that were deferred due to the September 11th tragedy.

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Current:
Accounts receivable allowances	$6.7	$12.2
Accrued compensation and benefits	4.5	4.4
Other	0.9	1.4

Total current	12.1	18.0

Non-current:
Depreciation and amortization	5.3	4.7
Benefit plans	6.2	5.1
State taxes	7.8	2.2
Other	7.2	2.6

Total non-current	26.5	14.6

Total deferred tax assets	38.6	32.6

Deferred tax liabilities
Current:
Prepaid expenses	(1.4)	—

Total current	(1.4)	—

Non-current:
Prepaid pension costs	(24.5)	(25.4)
Amortization of capitalized software	(4.8)	(2.9)
Other	(0.1)	(0.1)

Total non-current	(29.4)	(28.4)

Total deferred tax liabilities	(30.8)	(28.4)

Net deferred tax asset	$7.8	$4.2

The current deferred tax assets, net of current deferred tax liabilities, as well as prepaid taxes of $27.8 million and $26.4 million at December 31, 2002 and 2001, respectively, are included in other current assets in the consolidated balance sheets. Non-current deferred tax liabilities, net of non-current deferred tax assets, are included in other liabilities. Management has determined, based on the Company’s history of prior and current levels of operating earnings, that no valuation allowance for deferred tax assets should be provided as of December 31, 2002 and 2001.

At December 31, 2002, undistributed earnings of non-U.S. subsidiaries aggregated $43.4 million. Earnings from the United Kingdom, France and Japan are or will be remitted to the U.S. on a regular basis. As such, appropriate taxes related to anticipated distributions have been provided in the consolidated financial statements. Deferred tax liabilities have not been recognized for approximately $13 million of undistributed foreign earnings that management intends to reinvest outside the U.S. If all such undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal and foreign income taxes payable, net of foreign tax credits, would be approximately $1.2 million.

Note 11 Indebtedness

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest paid under the Notes was $22.8 million and $22.6 million, respectively for the years ended December 31, 2002 and 2001; no interest was paid in 2000.

The revolving credit facility (the “Facility”) consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2003. As of December 31, 2002, the Company had borrowings outstanding of $76.1 million under the 5-year facility, bearing interest at approximately 1.64% per annum, and $31.0 million under the 364-day facility, bearing interest at approximately 1.73% per annum. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the related agreement.

At December 31, 2002, such premium was 22 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s ratio of total indebtedness to EBITDA, and were 8 basis points at December 31, 2002. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility.

In April 2002, Moody’s used the Facility to initially fund a portion of the purchase price for the KMV acquisition; amounts outstanding under the Facility were repaid in the second quarter of 2002. Since that time, Moody’s has borrowed under the Facility to fund share repurchases. Interest paid under the Facility for the years ended December 31, 2002, 2001 and 2000 was $0.3 million, $0.0 million and $0.1 million, respectively.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and a ratio of total indebtedness to EBITDA, as defined in the Agreements, of not more than 4 to 1. At December 31, 2002, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Note 12 Capital Stock

Authorized Capital Stock

The total number of shares of all classes of stock that the Company has authority to issue under its Restated Certificate of Incorporation is 420,000,000 shares with a par value of $0.01, of which 400,000,000 are shares of common stock, 10,000,000 are shares of preferred stock and 10,000,000 are shares of series common stock. The preferred stock and series common stock can be issued with varying terms, as determined by the Board of Directors.

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

In the event that any person or group becomes an Acquiring Person, each right will thereafter entitle its holder (other than the Acquiring Person) to receive, upon exercise and payment, shares of stock having a market value equal to two times the exercise price in the form of the Company’s common stock or, where appropriate, the Acquiring Person’s common stock. The rights are not currently exercisable, as no shareholder is currently an Acquiring Person. The Company may redeem the rights, which expire in June 2008, for $0.01 per right, under certain circumstances, including for a Board-approved acquirer either before the acquirer becomes an Acquiring Person or during the window period after the triggering event as specified in the Rights Agreement.

Share Repurchase Program

During October 2002, Moody’s completed the $300 million share repurchase program that had been authorized by the Board of Directors in October 2001. On October 22, 2002, the Board of Directors authorized an additional $450 million share repurchase program, which Moody’s expects to complete by mid-2004. The program includes both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of share issuance under the company’s employee stock plans.

For the year ended December 31, 2002, Moody’s repurchased 8.2 million shares at a total cost of $369.9 million, including 2.7 million shares to offset issuances under employee stock plans. Since becoming a public company in September 2000 and through December 31, 2002, Moody’s has repurchased 19.5 million shares at a total cost of $709.3 million, including 6.1 million shares to offset issuances under employee stock plans.

Dividends

During 2002, 2001 and in the fourth quarter of 2000, the Company paid a quarterly dividend of 4.5 cents per share of Moody’s common stock, resulting in dividends paid per share of 18.0 cents in 2002 and 2001 and 4.5 cents in 2000. Prior to the fourth quarter of 2000, when Moody’s was a subsidiary of Old D&B, the Company did not pay dividends directly to Old D&B shareholders. In December 2002, the Company’s Board of Directors declared a first quarter 2003 dividend of 4.5 cents per share, payable on March 10, 2003 to shareholders of record on February 20, 2003.

Note 13 Lease Commitments

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next ten years. Moody’s also leases certain computer and other equipment under operating and capital leases that expire over the next five years. Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $11.3 million, $8.0 million and $7.1 million, respectively. Rent expense for 2002, 2001 and 2000 was net of sublease rental income of $0.6 million, $1.0 million and $1.0 million, respectively related to a facility utilized by FIS, which was sold in July 1998.

The approximate minimum rent for leases that have remaining noncancelable lease terms in excess of one year at December 31, 2002 is as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases

2003	$1.3	$13.5
2004	1.3	11.9
2005	1.3	11.2
2006	—	8.8
2007	—	6.3
Thereafter	—	1.5

Total minimum lease payments	3.9	$53.2

Less: amount representing interest	(0.2)

Present value of net minimum lease payments	$3.7

During the year ended December 31, 2002, Moody’s recorded approximately $3.9 million of computer equipment subject to capital lease obligations.

Note 14 Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1, Description of Business and Basis of Presentation.

Information Resources, Inc.

In 1996, Information Resources, Inc. (“IRI”) filed a complaint in the United States District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

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

Discovery in this case is ongoing and no trial date has been set.

In connection with the 1996 Distribution, Cognizant, ACNielsen and The Dun & Bradstreet Corporation entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”) pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities, if any, become payable (the “ACN Maximum Amount”), and that The Dun & Bradstreet Corporation and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designed to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. In 2001, ACNielsen merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount, and VNU assumed ACNielsen’s liabilities under that agreement.

In connection with the 1998 Distribution, Old D&B and Donnelley entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities.

As a result of their 1998 separation and pursuant to the related distribution agreement, IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement. In 1999, NMR was acquired by VNU N.V. and VNU assumed NMR’s liabilities under the Indemnity and Joint Defense Agreement.

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

Royalty Expense Deductions

During the second quarter of 2002, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a partnership transaction entered into in 1993. In this Notice, the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1994, 1995 and 1996 tax returns. New D&B disagrees with the position taken by the IRS in its Notice and filed a responsive brief to this effect with the IRS. In addition, the IRS recently indicated that it may assess penalties on this matter. If the IRS were to issue a formal assessment consistent with the Notice (and including penalties), and were to prevail in its position, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the required payment to the IRS could be up to approximately $55 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

In a related matter, New D&B has received a Preliminary Summary Report from the IRS stating its intention to ignore the partnership structure that had been established and reallocate to Old D&B income and expense items that had been claimed on the partnership tax return for 1996. If the IRS were to issue a formal assessment consistent with the Report and were to prevail in this matter, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Moody’s estimates that its share of the exposure to the IRS for this matter could be up to approximately $46 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 that could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $89 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

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

On May 12, 2000, an amended tax return was filed for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000; 50% of such payment was allocated to Moody’s and had previously been accrued by the Company. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing, and New D&B is contesting the IRS’ assessment. New D&B has indicated that it would also contest the assessment of penalties or other amounts, if any, in excess of the amounts paid. With the possible exception of the matter described in the following sentence, Moody’s does not anticipate any further income statement charges or cash payments related to IRS assessments for this matter. If the IRS were to disallow prior deductions of all transaction costs associated with this matter, Moody’s estimates that its exposure for its share of the additional taxes, penalties and interest (net of tax benefits) on this matter would be approximately $5 million.

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Old D&B in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Old D&B. Neither Old D&B nor any of its predecessors was a party to the IMS/NMR Agreement. A decision from the arbitration panel is expected in 2003. If NMR should prevail in the arbitration against IMS Health and, in turn, IMS Health should prevail against Old D&B, then the Company believes that the additional liability of Old D&B would be approximately $15 million, net of tax benefits. Under the terms of the 2000 Distribution, Moody’s and New D&B would each be responsible for one half of such amount, or approximately $7.5 million. The Company believes that the claim asserted against Old D&B by IMS Health is without merit. As such, no amount in respect of this matter has been accrued in the financial statements.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company has considered the range and probability of potential outcomes related to the three legacy tax matters discussed above and believes that it has adequate reserves recorded in its consolidated financial statements for its probable exposures in these matters. However, it is possible that these matters could be resolved in amounts that are greater than the Company has reserved, which could result in material charges to Moody’s future reported results. In addition, the cash outlays resulting from these matters, which the Company currently estimates could be as much as $202 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

Moody’s Matters

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $2.9 billion as of December 31, 2002) plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

Note 15 Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has historically operated in one reportable business segment – Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV, Moody’s now operates in two reportable business segments: Moody’s Investors Service and Moody’s KMV. Accordingly, in the second quarter of 2002, the Company restated its segment information for corresponding prior periods to conform to the current presentation.

Moody’s Investors Service consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings on fixed-income instruments in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are they allocated to the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV business consists of KMV, acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV develops and distributes quantitative credit assessment services for banks and investors in credit-sensitive assets, credit training services and credit process software.

Assets used solely by Moody’s KMV are separately disclosed within that segment. All other Company assets, including corporate assets, are reported as part of Moody’s Investors Service.

Revenue by geographic area is generally based on the location of the customer.

Intersegment sales are insignificant and no single customer accounted for 10% or more of total revenue.

Below are financial information by segment, Moody’s Investors Service revenue by business unit and revenue and long-lived asset information by geographic area, for the years ended and as of December 31, 2002, 2001 and 2000.

Financial Information by Segment

	Year Ended December 31, 2002

	Moody’s
	Investors	Moody’s
	Service	KMV	Consolidated

Revenue	$941.8	$81.5	$1,023.3
Operating expenses	385.7	74.9	460.6
Depreciation and amortization	12.7	11.9	24.6

Operating income (loss)	543.4	(5.3)	538.1

Non-operating expense, net			(20.7)

Income before provision for income taxes			517.4
Provision for income taxes			228.5

Net income			$288.9

Total assets at December 31,	$364.2	$266.6	$630.8

	Year Ended December 31, 2001			Year ended December 31, 2000

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$765.9	$30.8	$796.7	$579.3	$23.0	$602.3
Operating expenses	352.9	28.3	381.2	272.4	24.8	297.2
Depreciation and amortization	11.5	5.5	17.0	11.4	5.2	16.6

Operating income (loss)	401.5	(3.0)	398.5	295.5	(7.0)	288.5

Non-operating expense, net			(16.6)			(4.5)

Income before provision for income taxes			381.9			284.0
Provision for income taxes			169.7			125.5

Net income			$212.2			$158.5

Total assets at December 31,	$475.5	$29.9	$505.4	$369.6	$28.7	$398.3

Moody’s Investors Service Revenue by Business Unit

	Year Ended December 31,

	2002	2001	2000

Ratings revenue:
Structured finance	$381.2	$273.8	$199.2
Corporate finance	228.4	225.7	162.7
Financial institutions and sovereign risk	157.4	130.7	111.6
Public finance	81.2	64.2	46.1

Total ratings revenue	848.2	694.4	519.6
Research revenue	93.6	71.5	59.7

Total Moody’s Investors Service	$941.8	$765.9	$579.3

Revenue and Long-lived Asset Information by Geographic Area

	2002	2001	2000

Revenue:
United States	$680.3	$560.7	$428.9
International	343.0	236.0	173.4

Total	$1,023.3	$796.7	$602.3

Long-lived assets:
United States	$269.3	$50.3	$53.4
International	15.4	8.9	8.4

Total	$284.7	$59.2	$61.8

Note 16 Valuation and Qualifying Accounts

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized. In 2002, the Company reduced its provision rates and allowance to reflect its current estimate of the appropriate level of accounts receivable allowance. Below is a summary of activity for each of the three years in the period ended December 31, 2002:

	Balance at	Additions	Write-offs	Balance
	Beginning	Charged to	and	at End of
	of the Year	Revenue	Adjustments	the Year

2002	$(27.3)	$(20.1)	$31.0	$(16.4)
2001	(24.4)	(28.8)	25.9	(27.3)
2000	(24.5)	(29.3)	29.4	(24.4)

Note 17 Subsequent Event (Unaudited)

In February 2003, Moody’s received a $15.9 million insurance recovery related to the September 11th tragedy, for incremental costs incurred and for lost profits due to the sharp decline in debt market activity in the weeks following the disaster. Moody’s had previously received a $4.0 million advance payment in 2002, resulting in a total recovery of $19.9 million. Moody’s had incurred incremental costs of $6.3 million for property damage and temporary office facilities, and had fully accrued for the recovery of these costs in its financial statements. The remainder of the insurance recovery, $13.6 million, had not been previously accrued as its realizability was not sufficiently assured. As a result, Moody’s will record a gain of approximately $13.6 million, or $0.05 per diluted share, in the first quarter of 2003.

Note 18 Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31	Year

2002
Revenue	$231.6	$271.5	$248.3	$271.9	$1,023.3
Operating income	134.7	147.0	127.4	129.0	538.1
Net income	72.6	78.7	67.8	69.8	288.9
Basic earnings per share	$0.47	$0.51	$0.44	$0.46	$1.88
Diluted earnings per share	$0.46	$0.49	$0.43	$0.45	$1.83
2001
Revenue	$180.2	$205.2	$190.4	$220.9	$796.7
Operating income	89.8	104.0	93.7	111.0	398.5
Net income	48.0	55.5	49.9	58.8	212.2
Basic earnings per share	$0.30	$0.35	$0.32	$0.38	$1.35
Diluted earnings per share	$0.30	$0.34	$0.31	$0.37	$1.32

Basic and diluted earnings per share are computed independently for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock plans and for other purposes or as shares are repurchased. Accordingly, the sum of the quarterly earnings per share data may not agree to the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of shareholders scheduled to be held on April 22, 2003, and is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)	Changes in Internal Controls: Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report.

     (1)  Financial Statements.

            See Index to Financial Statements, Item 8 of this Form 10-K.

     (2)  Financial Statement Schedules.

            None.

     (3)  Exhibits.

       See Index to Exhibits on pages 64-66 of this Form 10-K.

(b)  Reports on Form 8-K.

       No reports on Form 8-K have been filed during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By:	/s/ JOHN RUTHERFURD, JR. John Rutherfurd, Jr. President and Chief Executive Officer

Date: March 21, 2003

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

/s/ CONNIE MACK Connie Mack, Director

Date: March 21, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, John Rutherfurd, Jr., Chief Executive Officer of Moody’s Corporation certify that:

1.	I have reviewed this annual report on Form 10-K of Moody’s Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN RUTHERFURD, JR.

John Rutherfurd, Jr.
President and Chief Executive Officer
March 21, 2003

CHIEF FINANCIAL OFFICER CERTIFICATION

PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jeanne M. Dering, Senior Vice President and Chief Financial Officer of Moody’s Corporation certify that:

1.	I have reviewed this annual report on Form 10-K of Moody’s Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEANNE M. DERING

Jeanne M. Dering
Senior Vice President and
Chief Financial Officer
March 21, 2003

INDEX TO EXHIBITS

S-K
EXHIBIT
NUMBER

3	ARTICLES OF INCORPORATION AND BY-LAWS

	..1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	..1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..2	Amended and Restated Rights Agreement between the Registrant, EquiServe Trust Company, N.A., as Rights Agent, and The Bank of New York, as successor Rights Agent, dated as of October 22, 2001 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	..3	Five-Year Credit Agreement, dated as of September 11, 2000, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..4	Amended and Restated Credit Agreement, dated as of September 10, 2001, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 14, 2001).

	..5	Amended and Restated 364-Day Credit Agreement, dated as of September 9, 2002, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, JP Morgan Chase Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 14, 2002).

10	MATERIAL CONTRACTS

	..1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..3	Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	..4	Supplemental Executive Benefit Plan of Moody’s Corporation, dated as of September 30, 2000 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

S-K EXHIBIT NUMBER

..5	Intellectual Property Assignments, dated as of September 1, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

..6	Pension Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..7	Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..8	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..9	1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit to Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000).

..10	1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..11	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

..12	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

..13	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15, 2001).

..14	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

..15	2001 Moody’s Corporation Key Employees Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

..16	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

..17	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

..18	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

..19	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

..20	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	..21	Indemnity and Joint Defense Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	..22	Separation Agreement and General Release, dated as of April 10, 2001, between Moody’s Investors Service, Inc. and Donald Noe (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 15, 2001).

	..23	Separation Agreement and General Release, dated as of April 10, 2001, between Moody’s Investors Service, Inc. and Kenneth J. H. Pinkes (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 15, 2001).

	..24	Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein. (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002).

	..25*	Note Purchase Agreement, dated as of October 3, 2000, among the Registrant and the purchasers named therein.

	..26*	Form of 7.61% Senior Notes due 2005 (included in Exhibit 10.25 hereto).

21*		SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of February 28, 2003.

23*		CONSENTS OF EXPERTS AND COUNSEL Consent of PricewaterhouseCoopers LLP.

99		ADDITIONAL EXHIBITS

	1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith