Form 10-Q
period 2003-03-31
MOODYS CORP /DE/
filed 2003-05-15
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).      Yes ☒      No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Class	at March 31, 2003

Common Stock, par value $0.01 per share	148.3 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2003 and 2002	3
Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits and Reports on Form 8-K	27
SIGNATURES	28
Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	29
Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30
Exhibits
Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	31
Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,

	2003	2002

Revenue	$278.2	$231.6
Expenses
Operating, selling, general and administrative	121.3	92.8
Depreciation and amortization	7.8	4.1

Total expenses	129.1	96.9

Operating income	149.1	134.7

Interest and other non-operating income (expense), net	8.0	(4.6)

Income before provision for income taxes	157.1	130.1
Provision for income taxes	65.2	57.5

Net income	$91.9	$72.6

Earnings per share
Basic	$0.62	$0.47

Diluted	$0.61	$0.46

Weighted average shares outstanding
Basic	148.1	154.4

Diluted	151.5	158.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$57.8	$39.9
Accounts receivable, net of allowances of $16.7 in 2003 and $16.4 in 2002	223.2	178.1
Other current assets	50.1	54.3

Total current assets	331.1	272.3
Property and equipment, net	49.3	50.6
Prepaid pension costs	59.4	59.3
Goodwill	126.1	126.3
Intangible assets, net	82.5	84.4
Other assets	36.5	37.9

Total assets	$684.9	$630.8

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$155.8	$184.9
Bank borrowings	93.1	107.1
Deferred revenue	203.3	170.0

Total current liabilities	452.2	462.0
Non-current portion of deferred revenue	31.2	28.5
Notes payable	300.0	300.0
Other liabilities	173.4	167.3

Total liabilities	956.8	957.8

Contingencies (Note 7)
Shareholders’ equity
Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $ .01 per share; 400,000,000 shares authorized; 171,451,136 shares issued at March 31, 2003 and December 31, 2002	1.7	1.7
Capital surplus	49.4	45.5
Retained earnings	307.0	221.8
Treasury stock, at cost; 23,196,987 and 22,560,826 shares of common stock at March 31, 2003 and December 31, 2002, respectively	(632.1)	(597.7)
Cumulative translation adjustment	2.1	1.7

Total shareholders’ equity	(271.9)	(327.0)

Total liabilities and shareholders’ equity	$684.9	$630.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN MILLIONS)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities
Net income	$91.9	$72.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	7.8	4.1
Stock-based compensation expense	2.1	—
Tax benefits from exercise of stock options	4.8	5.5
Changes in assets and liabilities:
Accounts receivable	(45.0)	(9.9)
Other current assets	4.4	(1.1)
Prepaid pension costs	(0.1)	(0.6)
Other assets	(0.2)	0.2
Accounts payable and accrued liabilities	(31.0)	(66.9)
Deferred revenue	36.0	33.9
Other liabilities	6.4	5.2

Net cash provided by operating activities	77.1	43.0

Cash flows from investing activities
Net capital additions	(4.2)	(2.9)
Cash acquired in a business acquisition (see Note 4)	1.1	—
Other	—	(0.1)

Net cash used in investing activities	(3.1)	(3.0)

Cash flows from financing activities
Net repayments of bank borrowings	(14.0)	—
Proceeds from stock plans	13.3	13.2
Cost of treasury shares repurchased	(50.5)	(31.1)
Payment of dividends	(6.7)	(7.0)
Payments under capital lease obligations	(0.3)	—

Net cash used in financing activities	(58.2)	(24.9)

Effect of exchange rate changes on cash and cash equivalents	2.1	(0.5)

Increase in cash and cash equivalents	17.9	14.6
Cash and cash equivalents, beginning of the period	39.9	163.2

Cash and cash equivalents, end of the period	$57.8	$177.8

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2002 annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. STOCK-BASED COMPENSATION

In 2002 and prior years, the Company measured the cost of stock-based compensation using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25 rather than applying the fair value method provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. Accordingly, the Company did not recognize compensation expense related to grants of employee stock options and shares issued to participants in its employee stock purchase plan.

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under SFAS No. 123. Therefore, employee stock options granted on and after January 1, 2003 are being expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of grant. In addition, shares issued to participants in the Company’s employee stock purchase plan are being expensed by the Company based on the discount from the market price received by the participants.

The condensed consolidated statement of operations for the three months ended March 31, 2003 includes compensation expense of $1.9 million related to stock options granted in February 2003 and stock issued under the employee stock purchase plan since January 1, 2003. The consolidated statement of operations for the three months ended March 31, 2002 includes no such expense and the 2003 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below.

	Three Months Ended March 31,

	2003	2002

	(in millions)
Net income:
As reported	$91.9	$72.6
Add: Stock-based compensation plan expense included in reported net income, net of tax	1.3	—
Deduct: Stock-based compensation plan expense determined under the fair value method, net of tax	(5.1)	(3.5)

Pro forma net income	$88.1	$69.1

Basic earnings per share:
As reported	$0.62	$0.47
Pro forma	$0.59	$0.45
Diluted earnings per share:
As reported	$0.61	$0.46
Pro forma	$0.58	$0.44

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the three months ended March 31, 2003 and 2002:

	2003	2002

Expected dividend yield	0.41%	0.41%
Expected stock volatility	30%	25%
Risk-free interest rate	3.03%	4.13%
Expected holding period	5 yrs	4.5 yrs

The estimated weighted average fair value of Moody’s options granted during the three months ended March 31, 2003 and 2002 was $13.01 and $10.92, respectively.

3. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended March 31,

	2003	2002

	(in millions)
Weighted average number of shares — Basic	148.1	154.4
Dilutive effect of shares issuable under stock-based compensation plans	3.4	3.7

Weighted average number of shares — Diluted	151.5	158.1

Options to purchase 3.4 million shares of common stock were outstanding at March 31, 2002, but were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the year-to-date average market price of the Company’s common stock during the applicable period (the “antidilutive options”). There were no antidilutive options outstanding at March 31, 2003.

4. ACQUISITIONS

KMV

On April 12, 2002, Moody’s acquired the businesses comprising KMV. The acquisition expands the product offerings and customer base of Moody’s credit risk assessment business, which was previously operated by Moody’s Risk Management Services. The results of KMV have been included in Moody’s consolidated financial statements since the acquisition date.

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

The acquisition has been accounted for as a purchase. Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollar amounts in millions).

Current assets		$21.0
Property and equipment, net		4.6
Intangible assets:
Customer list (12 year life)	$50.7
Trade secrets (not subject to amortization)	25.5
Other intangibles (5.2 year weighted average life)	6.3

Total intangible assets		82.5
In-process research and development		1.1
Goodwill		118.3
Other assets		17.1
Liabilities assumed		(32.0)

Net assets acquired		$212.6

In accordance with SFAS No. 142, the acquired goodwill, which has been assigned to the Moody’s KMV segment, will not be amortized. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the $1.1 million allocated to acquired in-process research and development was written off immediately following the acquisition. Current assets above includes acquired cash of $7.2 million. Other assets include acquired software of $16.0 million with a life of 5 years. For income tax purposes, the excess of the purchase price over the acquired net assets is expected to be amortized over 15 years.

The following pro forma consolidated financial information for the three months ended March 31, 2002 reflect the acquisition of KMV as if it had been consummated as of January 1, 2002, after giving effect to the following adjustments: (i) elimination of transaction related charges resulting from the acquisition; (ii) amortization of acquired intangible assets and software; (iii) Moody’s financing costs for the transaction, consisting of interest expense that would have been incurred on the $81.0 million of bank borrowings and interest income that would have been foregone on the balance of the purchase price; and (iv) related income tax effects.

	Three Months Ended March 31,

	2003	2002

	(in millions)
		(pro forma)
Revenue	$278.2	$244.9
Net income	$91.9	$71.7
Diluted earnings per share	$0.61	$0.45

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

Argentine Rating Agencies

As a result of the devaluation of the Argentine peso that occurred in 2002, an acquisition-related purchase price adjustment was triggered relating to Moody’s equity investments in two Argentine rating agencies. The adjustment resulted in Moody’s receiving additional shares in the two Argentine rating agencies, which increased Moody’s ownership position to approximately 92%. As a result, starting in January 2003 the Argentine rating agencies are being consolidated in Moody’s financial statements.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, under which goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually for recoverability, or more frequently if impairment indicators arise.

In connection with the 2002 acquisition of KMV, Moody’s acquired goodwill and intangible assets, which are described in Note 4.

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2003	2002

	(in millions)
Beginning balance	$126.3	$6.0
Net change from acquisitions	—	120.2
Other	(0.2)	0.1

Total	$126.1	$126.3

The following table summarizes other intangible assets subject to amortization at the dates indicated:

	March 31,	December 31,
	2003	2002

	(in millions)
Customer lists (11.3 year weighted average life)	$57.8	$57.8
Accumulated amortization	(6.7)	(5.3)
Other	(0.1)	—

Net customer lists	$51.0	$52.5

Other intangible assets (5.6 year weighted average life)	$8.2	$8.2
Accumulated amortization	(2.2)	(1.8)

Net other intangible assets	$6.0	$6.4

Total (10.6 year weighted average life)	$57.0	$58.9

Amortization expense for other intangible assets for the three month periods ended March 31, 2003 and 2002 was $1.8 million and $0.4 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Years ending December 31,

(in millions)
2003 (after March 31)	$5.0
2004	6.9
2005	6.5
2006	6.1
2007	5.5
Thereafter	27.0

As of March 31, 2003, $25.5 million in trade secrets acquired with the acquisition of KMV were not subject to amortization. Current circumstances and conditions continue to support an indefinite useful life.

6. INDEBTEDNESS

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest incurred under the Notes was $5.7 million in each of the three months ended March 31, 2003 and 2002.

The revolving credit facility (the “Facility”) consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2003. As of March 31, 2003, the Company had borrowings outstanding of $73.3 million under the 5-year facility, bearing interest at a weighted average rate of approximately 1.54% per annum, and $19.8 million under the 364-day facility, bearing interest at a weighted average rate of approximately 1.60% per annum. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At March 31, 2003, such premium was 22 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at March 31, 2003. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility.

In April 2002, Moody’s used the Facility to initially fund a portion of the purchase price for the KMV acquisition; such borrowings were repaid in the second quarter of 2002. Since that time, Moody’s has borrowed under the Facility to fund share repurchases. Interest paid under the Facility for the three months ended March 31, 2003 was $0.4 million. No interest was paid for the three months ended March 31, 2002 as no borrowings were outstanding under the Facility during that period.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At March 31, 2003, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

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

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described or referred to below.

Below is a discussion of certain contingencies that relate to Old D&B, its predecessors and their affiliated companies (“Legacy Contingencies”). In addition, refer to Note 14, Contingencies, in the Company’s annual report on Form 10-K for the year ended December 31, 2002 for a discussion of certain contingencies that relate to Moody’s business and operations (“Moody’s Matters”).

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

Discovery in this case is ongoing and no trial date has been set. On December 22, 1999, defendants filed a motion for partial summary judgment dismissing IRI’s non-U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or “relationships” with local companies. IRI took the position that this ruling disposed of its claims with respect to eight of the thirty foreign markets alleged in its complaint. On April 28, 2003, the Court denied defendants’ motion for partial summary judgment to dismiss IRI’s claim with respect to the 22 remaining foreign markets. The Court also modified its July 12, 2000 decision, to permit IRI to claim damages for injuries IRI suffered in the U.S. market as a result of defendants’ alleged anticompetitive practices overseas.

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

Management is unable to predict at this time the final outcome of the IRI action or the portion of any judgement that may ultimately be payable by Moody’s. Therefore, management is unable to predict whether the resolution of this matter could materially affect Moody’s results of operations, cash flows or financial position. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

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

In a related matter, New D&B has received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established and reallocate to Old D&B income and expense items that had been claimed on the partnership tax return for 1996. If the IRS were to prevail in this matter, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Moody’s estimates that its share of the exposure to the IRS for this matter could be up to approximately $48 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 that could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $90 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

Moody’s and New D&B have recently retained new outside counsel with respect to this matter and the Royalty Expense Deductions matter discussed above, who will among other things be advising the Company on potential courses of action.

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

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Old D&B in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Old D&B. Neither Old D&B nor any of its predecessors was a party to the IMS/NMR Agreement. On April 29, 2003, an arbitration panel ruled in favor of IMS Health in the arbitration proceeding, awarding IMS Health its full claim plus interest in a decision binding on all parties. As a result IMS Health’s contingent claim against Old D&B (and consequently Moody’s and New D&B) in connection with this matter has been rendered moot. As no amount with respect to this matter had been accrued by Moody’s, the arbitration panel ruling is not expected to have an impact on the Company’s consolidated financial statements.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company has considered the range and probability of potential outcomes related to the three legacy tax matters discussed above and believes that it has adequate reserves recorded in its consolidated financial statements for its probable exposures in these matters. However, it is possible that these matters could be resolved in amounts that are greater than the Company has reserved, which could result in material charges to Moody’s future reported results. In addition, the cash outlays resulting from these matters, which the Company currently estimates could be as much as $198 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

8. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended March 31,

	2003	2002

	(in millions)
Net income	$91.9	$72.6
Other comprehensive income (loss) — foreign currency translation adjustment	0.4	(0.4)

Total comprehensive income	$92.3	$72.2

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

The Moody’s KMV business consists of the combined businesses of KMV, acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV develops and distributes quantitative credit assessment services for banks and investors in credit-sensitive assets, credit training services and credit process software.

Assets used solely by Moody’s KMV are separately disclosed within that segment. All other Company assets, including corporate assets, are reported as part of Moody’s Investors Service.

Revenue by geographic area is generally based on the location of the customer.

Intersegment sales are insignificant and no single customer accounted for 10% or more of total revenue.

Below are financial information by segment, Moody’s Investors Service revenue by business unit and revenue information by geographic area, all for the three months ended March 31, 2003 and 2002 and total assets by segment as of March 31, 2003 and December 31, 2002 (in millions).

Financial Information by Segment

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$253.4	$24.8	$278.2	$223.5	$8.1	$231.6
Operating expenses	99.0	22.3	121.3	83.4	9.4	92.8
Depreciation and amortization	3.7	4.1	7.8	3.0	1.1	4.1

Operating income (loss)	150.7	(1.6)	149.1	137.1	(2.4)	134.7

Interest and other non-operating income (expense), net			8.0			(4.6)

Income before provision for income taxes			157.1			130.1
Provision for income taxes			65.2			57.5

Net income			$91.9			$72.6

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended March 31,

	2003	2002

Ratings revenue:
Structured finance	$97.8	$88.6
Corporate finance	61.4	58.0
Financial institutions and sovereign risk	45.7	37.7
Public finance	19.8	17.7

Total ratings revenue	224.7	202.0
Research revenue	28.7	21.5

Total Moody’s Investors Service	$253.4	$223.5

Revenue Information by Geographic Area

	2003	2002

United States	$183.3	$160.5
International	94.9	71.1

Total	$278.2	$231.6

	March 31, 2003			December 31, 2002

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Total assets by segment	$418.1	$266.8	$684.9	$364.2	$266.6	$630.8

10. INSURANCE RECOVERY

In February 2003, Moody’s received a $15.9 million insurance recovery related to the September 11th tragedy for incremental costs incurred and for lost profits due to the sharp decline in debt market activity in the weeks following the disaster. Moody’s had previously received a $4.0 million advance payment in 2002, resulting in a total recovery of $19.9 million. Moody’s had incurred incremental costs of $6.3 million for property damage and temporary office facilities, and had fully accrued for the recovery of these costs in its financial statements. The remainder of the insurance recovery, $13.6 million, had not been previously accrued as its realizability was not sufficiently assured. As a result, in the first quarter of 2003 Moody’s recorded a gain of $13.6 million, included in interest and other non-operating income (expense), net in the condensed consolidated statement of operations.

11. SUBSEQUENT EVENT

On April 22, 2003, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on June 10, 2003 to shareholders of record at the close of business on May 20, 2003.

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

Critical Accounting Policies

Moody’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, deferred tax assets, undistributed earnings of non-U.S. subsidiaries, contingencies, valuation of investments in affiliates, long-lived and intangible assets, goodwill, pension and other post-retirement benefits and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2002, includes descriptions of some of the judgments that Moody’s makes in applying its accounting policies in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting policies.

Operating Segments

The Company has historically operated in one reportable business segment - Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV, Moody’s now operates in two reportable business segments: Moody’s Investors Service and Moody’s KMV. Accordingly, in the second quarter of 2002, the Company restated its segment information for corresponding prior periods to conform to the current presentation. Prior to the acquisition of KMV, the Moody’s KMV business consisted of Moody’s Risk Management Services. In order to provide additional information relating to Moody’s operating results, the discussion below includes information analyzing operating results as if the acquisition of KMV had been consummated as of January 1, 2002. This information is presented in a manner consistent with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and is described in more detail in Note 4 to the condensed consolidated financial statements.

The Moody’s Investors Service business consists of four rating groups - structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings on fixed-income instruments in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are they allocated to the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV business consists of the combined businesses of KMV, acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV develops and distributes quantitative credit assessment services for banks and investors in credit-sensitive assets, credit training services and credit process software.

Results of Operations

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Total Company Results

Moody’s revenue for the first quarter of 2003 was $278.2 million, an increase of $46.6 million or 20.1% from $231.6 million for the first quarter of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, first quarter 2002 revenue would have been $244.9 million and year-to-year growth would have been 13.6%. The primary contributors to Moody’s revenue growth were the global structured finance, financial institutions and research franchises. The strength of foreign currencies, especially the Euro, relative to the U.S. dollar also contributed to year-to-year growth in reported revenue.

Revenue in the United States was $183.3 million for the first quarter of 2003, an increase of $22.8 million or 14.2% from $160.5 million in the first quarter of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, first quarter 2002 United States revenue would have been $167.1 million and year-to-year growth would have been 9.7%. The main contributors to U.S. revenue growth were structured finance, financial institutions and research.

Moody’s international revenue was $94.9 million for the first quarter of 2003, an increase of $23.8 million or 33.5% over $71.1 million in the same period of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, first quarter 2002 international revenue would have been $77.8 million and year-to-year growth would have been 22.0%. Strong performance in the non-U.S. ratings business, principally global financial institutions and European corporate and structured finance, as well as in the research business, were the major drivers behind this growth. Foreign currency translation also contributed to reported revenue growth. International revenue accounted for 34% of Moody’s total revenue in the first quarter of 2003, compared with 31% in the prior year quarter.

Operating, selling, general and administrative expenses were $121.3 million in the first quarter of 2003, an increase of $28.5 million or 30.7% from $92.8 million in the first quarter of 2002. Assuming that Moody’s had owned KMV for the first quarter of 2002, operating expenses would have been $104.1 million in the first quarter of 2002, and year-to-year growth would have been 16.5%. This increase was primarily the result of continued investment spending on enhanced ratings practices, technology initiatives and product development and continued hiring to support growth areas of the business, particularly in Europe and the global structured finance business. Other year-to-year expense increases included $1.9 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003, and higher rent and occupancy costs associated with international offices. In addition, foreign currency translation contributed to year-to-year expense growth. Depreciation and amortization was $7.8 million and $4.1 million in the first quarter of 2003 and 2002, respectively. The year-to-year increase was primarily due to the amortization of acquired software and intangible assets related to the KMV acquisition. If the acquisition of KMV had been completed as of January 1, 2002, depreciation and amortization would have been $6.7 million in the first quarter of 2002, and the year-to-year increase would have been $1.1 million.

First quarter operating income of $149.1 million rose $14.4 million or 10.7% from $134.7 million in the same period of 2002. Moody’s operating margin for the first quarter of 2003 was 53.6% compared to 58.2% a year earlier. A portion of the margin reduction in the first quarter was due to growth in Moody’s KMV, at a lower incremental margin than the Moody’s Investors Service business.

Interest and other non-operating income (expense), net was $8.0 million for the first quarter of 2003 compared with ($4.6) million of expense for the same period of 2002. The 2003 amount included a gain of $13.6 million on an insurance recovery related to the September 11th tragedy, as discussed in Note 10 to the condensed consolidated financial statements. The amounts in both periods included $5.7 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $0.2 million in 2003 compared to $0.9 million in 2002 due to lower cash on hand.

Moody’s effective tax rate was 41.5% in the first quarter of 2003 compared to 44.2% in the first quarter of 2002. A number of factors contributed to this year-over-year improvement, including continued operating growth in jurisdictions with lower tax rates than New York and the establishment of a New York captive insurance company, which was approved by state insurance authorities during 2002.

Net income was $91.9 million for the first quarter of 2003, an increase of $19.3 million or 26.6% from $72.6 million for the same period of 2002. Basic and diluted earnings per share for the first quarter of 2003 were $0.62 and $0.61, respectively, compared to basic and diluted earnings per share of $0.47 and $0.46, respectively, for the first quarter of 2002.

Segment Results

Moody’s Investors Service

First quarter Moody’s Investors Service revenue was $253.4 million, up $29.9 million or 13.4% from $223.5 million in the first quarter of 2002. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation also contributed to growth in reported revenue.

Structured finance revenue was $97.8 million for the first quarter of 2003, an increase of $9.2 million or 10.4% from $88.6 million in the 2002 quarter. International structured finance revenue grew in the mid-teens percent, reflecting good double-digit growth in Europe with weakness in Latin America and to a lesser extent southeast Asia. Foreign currency translation also contributed to year-to-year growth in reported revenue. In the U.S., growth areas included collateralized debt obligations, and long-term asset-backed securities. Residential mortgage backed securities revenue also grew as the low interest rate environment continued to drive refinancing and new mortgage activity. Growth in asset-backed commercial paper was slower, partly in response to accounting rule changes that may require some sponsors to consolidate commercial paper programs back onto their balance sheets.

Corporate finance revenue was $61.4 million in the first quarter of 2003, up $3.4 million or 5.9% from $58.0 million in the first quarter of 2002, reflecting low single-digit percent growth in the United States and more than 20% growth in Europe. In the United States investment grade issuance volume declined year-to-year (although volume was up versus the fourth quarter of 2002) and the number of speculative grade issues rose year-to-year as investors became more comfortable with the risk-return profile in this sector. Revenue from U.S. syndicated bank loan ratings and from non-transaction based areas, including issuer-level ratings and relationship based fees, showed growth versus the prior year. Price increases also contributed to growth versus the prior year. European corporate finance revenue growth reflected a strong increase in dollar issuance volumes and new rating relationships.

Revenue in the financial institutions and sovereign risk group was $45.7 million for the first quarter of 2003, an increase of $8.0 million or 21.2% from $37.7 million for the same period of 2002. This increase reflected more than 20% growth in dollar issuance volume in the United States as issuers took advantage of favorable interest rates and narrowing spreads, as well as price increases. In addition, investor demand was strong in the United States, reflecting lower perceived credit risk compared to the corporate sector. In Europe, growth in dollar issuance volumes and number of transactions were in the range of 30% versus the first quarter of 2002.

Public finance revenue of $19.8 million for the first quarter of 2003 was up $2.1 million or 11.9% from $17.7 million in the 2002 first quarter. Aggregate dollar issuance volume in the U.S. municipal bond market grew 23%, whereas the number of issues declined slightly. The growth in dollar issuance volume reflected the favorable interest rate environment and less pay-as-you-go financing by municipal borrowers. Refinancings accounted for 33% of dollar issuance volume in the quarter versus 32% in the prior year quarter.

Research revenue increased $7.2 million or 33.5% to $28.7 million for the first quarter of 2003, compared with $21.5 million for the same period in 2002. In both the U.S. and European markets, growth was driven by strong sales of new products to existing clients, acquisition of new clients, and licensing of Moody’s information to third party distributors. Foreign currency translation also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses were $99.0 million for the first quarter of 2003, an increase of $15.6 million or 18.7% from $83.4 million in the first quarter of 2002. This increase was principally due to continued investment spending on enhanced ratings practices, technology initiatives and product development and continued hiring to support growth areas of the business, particularly in Europe and the global structured finance business. Other year-to-year expense increases included higher rent and occupancy costs associated with international office space. Foreign currency translation also contributed to year-to-year growth in reported expenses. Depreciation and amortization expense was $3.7 million for the first quarter of 2003 versus $3.0 million in the first quarter of 2002.

Moody’s Investors Service operating income of $150.7 million for the first quarter of 2003 was up $13.6 million or 9.9% from $137.1 million in the first quarter of 2002.

Moody’s KMV

The following table shows Moody’s KMV (“MKMV”) reported results for the first quarter of 2003 compared with the reported results for the first quarter of 2002 (the “reported comparisons”), and compared with the first quarter of 2002 on a pro forma basis presented in a manner consistent with SFAS No. 141 as if Moody’s had acquired KMV on January 1, 2002 (the “pro forma comparisons”). The discussion of MKMV results of operations that follows is based on the pro forma comparisons.

(dollars in millions)		Reported Comparisons			Pro Forma Comparisons

			2003 Variance to 2002			2003 Variance to 2002

	First Quarter	First Quarter			First Quarter
	of 2003	of 2002	$	%	of 2002	$	%

Revenue	$24.8	$8.1	$16.7	206.2%	$21.4	$3.4	15.9%
Operating, selling, general and administrative expenses	22.3	9.4	12.9	137.2%	20.7	1.6	7.7%
Depreciation and amortization	4.1	1.1	3.0	272.7%	3.7	0.4	10.8%

Operating income (loss)	$(1.6)	$(2.4)	$0.8	33.3%	$(3.0)	$1.4	46.7%

MKMV’s pro forma year-to-year revenue growth in the first quarter of 2003 reflected a strong increase in subscription revenue from credit risk assessment products, including Credit EdgeTM and RiskCalcTM. However, revenue from sales of credit process software products declined year-to-year compared with a very strong first quarter of 2002.

Pro forma year-to-year growth in operating, selling, general and administrative expenses in the first quarter was primarily due to increased compensation and related costs, reflecting higher staffing to support the continued growth of the business. Pro forma depreciation and amortization expense reflected $2.1 million of amortization of acquired KMV software and intangible assets in each period. The 2003 increase primarily reflected higher amortization of capitalized software development costs.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was $77.1 million and $43.0 million for the three months ended March 31, 2003 and 2002, respectively. The increase of $34.1 million reflected growth in net income of $19.3 million. In addition the Company’s income tax payments were lower in the first quarter of 2003 than in the comparable 2002 period, due to the deferral of approximately $50 million of 2001 taxes into 2002 as a result of the September 11th tragedy. These impacts were partially offset by an increase in accounts receivable as a result of continued growth in the business. Also the amount accrued in the first quarter of 2003 for incentive compensation (which is paid in the subsequent year) was lower than the 2002 period, principally because of lower year-to-year growth in the Company’s operating results in 2003.

Net cash used in investing activities was $3.1 million for the three months ended March 31, 2003 compared with $3.0 million for the same period of 2002. The 2003 amount includes $1.1 million of cash acquired in connection with an increase in the Company’s ownership of Argentine rating agencies, as described in Note 4 to the condensed consolidated financial statements. Capital expenditures were $4.2 million in the first quarter of 2003 and $2.9 million in the 2002 period.

Net cash used in financing activities was $58.2 million for the three months ended March 31, 2003 compared to $24.9 million for the three months ended March 31, 2002. The increase in cash used in 2003 primarily reflected higher spending for repurchases of the Company’s stock — $50.5 million was spent in the first quarter of 2003 versus $31.1 million in the 2002 period. In addition, the Company made net repayments of bank borrowings of $14.0 million in the first quarter of 2003. Dividends paid in the first quarters of 2003 and 2002 were $6.7 million and $7.0 million, respectively.

Borrowings

At March 31, 2003 Moody’s had $93.1 million outstanding under its bank revolving credit facility; there were no borrowings outstanding under the facility at March 31, 2002. The Company initially borrowed under its bank facility during the second quarter of 2002 to fund a portion of the acquisition price for KMV, and subsequently repaid those borrowings. Moody’s has since borrowed under the facility to fund share repurchases, and has benefited from favorable short-term borrowing costs. Management is considering pursuing long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The revolving credit facility (the “Facility”) consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2003. As of March 31, 2003, the Company had borrowings outstanding of $73.3 million under the 5-year facility, bearing interest at a weighted average rate of approximately 1.54% per annum, and $19.8 million under the 364-day facility, bearing interest at a weighted average rate of approximately 1.60% per annum. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At March 31, 2003, such premium was 22 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s Earnings Coverage Ratio , and were 8 basis points at March 31, 2003. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility.

Interest paid under the Facility for the three months ended March 31, 2003 was $0.4 million. No interest was paid for the three months ended March 31, 2002 as the Facility was undrawn during the first quarter of 2002.

In addition to the short-term borrowings at March 31, 2003, Moody’s had outstanding $300 million of long-term financing at March 31, 2003 and 2002, which was secured in connection with the 2000 Distribution, as that term is defined in Note 1 to the condensed consolidated financial statements. In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000, the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity, (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At March 31, 2003, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Relationships with Unconsolidated Entities

At March 31, 2003 Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Share Repurchases and Dividends

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

During the first quarter of 2003, the Company repurchased 1.2 million shares at a total cost of $50.5 million, including 0.6 million shares to offset issuances under employee stock plans. Since becoming a public company in September 2000 and through the first quarter of 2003, Moody’s has repurchased 20.7 million shares at a total cost of $759.8 million, including 6.7 million shares to offset issuances under employee stock plans.

On April 22, 2003, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on June 10, 2003 to shareholders of record at the close of business on May 20, 2003.

Outlook

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See “Forward-Looking Statements” following this section.

Results of Operations

Moody’s is providing its outlook for 2003 at a time of significant global macroeconomic and geopolitical uncertainty. The inherent difficulty in predicting changes in the global environment, and the timing of such changes, creates important potential variance in the outlook.

Since Moody’s provided its 2003 revenue and earnings outlook in February, the macroeconomic environment in which the Company operates has not changed significantly. Within Moody’s Investors Service, the Company expects moderate growth in global structured finance revenue. In the U.S. Moody’s believes a decline in mortgage refinancings in the second half of 2003, while now expected later in the year than originally anticipated, and continued slow growth in consumer spending will result in lower growth in 2003 than in prior years. In international structured finance markets, secular forces will likely continue to drive growth at or near 20% for the year. In the corporate finance business, the Company anticipates modest revenue growth in 2003 driven by the speculative grade market in the U.S. and international activity. In particular, U.S. investment grade debt issuance will likely remain sluggish versus prior year issuance as the volume of outstanding debt still to be refinanced declines and the need for new borrowings to fund investment and mergers and acquisitions is expected to remain weak. Financial institutions issuance should decline from the very high levels of the first quarter. In the U.S. public finance sector Moody’s now expects issuance to be flat to modestly higher in 2003. The Company thinks issuers will continue to rely on public debt to fund their budgets as tax receipts remain weak but this will be partly offset by a decline in refinancing activity. Moody’s believes growth will remain strong in the research business. Finally, the Company expects healthy growth in the MKMV business.

Overall for 2003, Moody’s expects that percent revenue growth will be in the mid-to-high single digits on a pro forma basis, as if KMV had been acquired at the beginning of 2002. On a reported basis, the Company expects that percent revenue growth will be in the high single digits.

Moody’s expenses for 2003 will likely reflect continued investment spending on enhanced ratings practices, technology initiatives and product development and continued hiring to support growth areas of the business. Moody’s continues to expect a decline of about 2.5% in the operating margin in 2003 (including about 1% due to the impact of expensing stock-based compensation plans), compared to the very high margin level in 2002.

With the impact of share repurchase and a lower effective tax rate the Company expects that diluted earnings per share for the full-year 2003 will be in the range of $2.06 to $2.12. This range of expected earnings per share includes the estimated $0.04 per share impact of expensing stock-based compensation plans as well as the estimated $0.05 per share gain related to the first quarter insurance recovery. The range of full-year 2003 earnings per share expectations is somewhat narrow given the inherent difficulties in forecasting noted above. If conditions and their impact on Moody’s revenue and expenses vary from the Company’s current assumptions, the Company’s actual earnings per share could be above or below this range.

The Company’s 2003 outlook takes into consideration the current regulatory environment both within and outside the United States, including the recently-published Securities and Exchange Commission (“SEC”) report on rating agencies pursuant to the Sarbanes-Oxley Act. Based on management’s current assessment, Moody’s does not believe that regulatory action will have a material effect on the Company’s 2003 outlook. However, changes in the competitive structure of the ratings industry, possibly resulting from additional recognized rating agencies, could have an effect in the future.

Cash Flow

Moody’s believes that it has the financial resources needed to meet its business requirements for the next twelve months and expects to have positive net cash provided by operating activities (“operating cash flow”), for fiscal year 2003. The Company currently intends to use the majority of its operating cash flow to continue its share repurchase program. The Company’s approach to returning excess cash to shareholders by means of share repurchase is based on the current relative tax efficiency of capital gains over dividends. Should tax rates change and dividends become relatively more tax-efficient, the Company would reconsider its dividend and share repurchase policies. In addition, as described above, the Company has outstanding borrowings under its bank revolving credit facility and may obtain more permanent financing when it is appropriate in light of cash requirements for share repurchases and other strategic opportunities.

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

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described or referred to below.

Below is a discussion of certain contingencies that relate to Old D&B, its predecessors and their affiliated companies (“Legacy Contingencies”). Discussion of certain contingencies that relate to Moody’s business and operations (“Moody’s Matters”) is contained in Note 14, Contingencies, in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the Company’s condensed consolidated financial statements, Description of Business and Basis of Presentation.

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

The complaint alleges various violations of the United States antitrust laws, including purported violations of Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI’s complaint alleges damages in excess of $350 million, which amount IRI asked to be trebled under antitrust laws. IRI also seeks punitive damages of an unspecified amount.

Discovery in this case is ongoing and no trial date has been set. On December 22, 1999, defendants filed a motion for partial summary judgment dismissing IRI’s non-U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or “relationships” with local companies. IRI took the position that this ruling disposed of its claims with respect to eight of the thirty foreign markets alleged in its complaint. On April 28, 2003, the Court denied defendants’ motion for partial summary judgment to dismiss IRI’s claim with respect to the 22 remaining foreign markets. The Court also modified its July 12, 2000 decision, to permit IRI to claim damages for injuries IRI suffered in the U.S. market as a result of defendants’ alleged anticompetitive practices overseas.

In connection with the 1996 Distribution, Cognizant, ACNielsen and The Dun & Bradstreet Corporation entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”) pursuant to which they have agreed (i) to certain arrangements allocating potential liabilities (“IRI Liabilities”) that may arise out of or in connection with the IRI action and (ii) to conduct a joint defense of such action. In particular, the Indemnity and Joint Defense Agreement provides that ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities, if any, become payable (the “ACN Maximum Amount”), and that The Dun & Bradstreet Corporation and Cognizant will share liability equally for any amounts in excess of the ACN Maximum Amount. The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to (i) any plan submitted by such investment bank that is designated to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion (but which will not require any action requiring shareholder approval), and (ii) payment of related fees and expenses. For these purposes, financial viability means the ability of ACNielsen, after giving effect to such plan, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to pay its debts as they become due and to finance the current and anticipated operating and capital requirements of its business, as reconstituted by such plan, for two years from the date any such plan is expected to be implemented. In 2001, ACNielsen merged with VNU N.V. Pursuant to the Indemnity and Joint Defense Agreement, VNU is to be included with ACNielsen for purposes of determining the ACN Maximum Amount, and VNU assumed ACNielsen’s liabilities under that agreement.

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

Management is unable to predict at this time the final outcome of the IRI action or the portion of any judgement that may ultimately be payable by Moody’s. Therefore, management is unable to predict whether the resolution of this matter could materially affect Moody’s results of operations, cash flows or financial position. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

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

In a related matter, New D&B has received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established and reallocate to Old D&B income and expense items that had been claimed on the partnership tax return for 1996. If the IRS were to prevail in this matter, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Moody’s estimates that its share of the exposure to the IRS for this matter could be up to approximately $48 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 that could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $90 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

Moody’s and New D&B have recently retained new outside counsel with respect to this matter and the Royalty Expense Deductions matter discussed above, who will among other things be advising the Company on potential courses of action.

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

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Old D&B in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Old D&B. Neither Old D&B nor any of its predecessors was a party to the IMS/NMR Agreement. On April 29, 2003, an arbitration panel ruled in favor of IMS Health in the arbitration proceeding, awarding IMS Health its full claim plus interest in a decision binding on all parties. As a result IMS Health’s contingent claim against Old D&B (and consequently Moody’s and New D&B) in connection with this matter has been rendered moot. As no amount with respect to this matter had been accrued by Moody’s, the arbitration panel ruling will have no impact on the consolidated financial statements.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company has considered the range and probability of potential outcomes related to the three legacy tax matters discussed above and believes that it has adequate reserves recorded in its consolidated financial statements for its probable exposures in these matters. However, it is possible that these matters could be resolved in amounts that are greater than the Company has reserved, which could result in material charges to Moody’s future reported results. In addition, the cash outlays resulting from these matters, which the Company currently estimates could be as much as $198 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

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

Forward-Looking Statements

Certain statements contained in this Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for Moody’s business and operations that involve a number of risks and uncertainties. Those statements appear in the section entitled “Outlook” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing at page 16 of this report on Form 10-Q and elsewhere in the context of statements containing the words “believes”, “expects”, “anticipates” and other words relating to Moody’s views on future events, trends and contingencies. The forward-looking statements and other information are made as of the date of this Form 10-Q, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2002 and in other filings made by the Company from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first quarter of 2003. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

The discussion of the litigation under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”, commencing at page 21 of this report on Form 10-Q, is incorporated into this Item 1 by reference.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies”.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on two items at the Annual Meeting of Shareholders held on April 22, 2003:

1.	To elect two Class II directors of the Company to each serve a three-year term and

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the year 2003.

The results of the votes were as follows:

1.	Votes cast for election of two Class II directors of the Company to each serve a three-year term:

Nominee	Votes For	Votes Withheld
Clifford L. Alexander, Jr.	129,449,627	1,383,917
Henry A. McKinnell, Jr., Ph.D.	125,905,912	4,927,632

There were no abstentions for this item.

2.	Votes cast for the appointment of PricewaterhouseCoopers LLP as independent accountants:

125,412,092 4,646,997 774,455	votes for approval; votes against; and abstentions

A shareholder proposal that was submitted for consideration at the Annual Meeting was not voted on because the shareholder was not present at the meeting to introduce the proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

3. ARTICLES OF INCORPORATION AND BY-LAWS

1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998)

99. ADDITIONAL EXHIBITS

1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K:

The Company furnished its first quarter earnings press release in a Current Report on Form 8-K on April 23, 2003, on which information was reported under Items 9 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: May 15, 2003	By: /s/ JEANNE M. DERING Jeanne M. Dering Senior Vice President and Chief Financial Officer

Date: May 15, 2003	By: /s/ CHARLES R. BRUSCHI Charles R. Bruschi Vice President and Corporate Controller

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN RUTHERFURD, JR.

John Rutherfurd, Jr.
President and Chief Executive Officer
May 15, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEANNE M. DERING

Jeanne M. Dering
Senior Vice President and
Chief Financial Officer
May 15, 2003