Form 10-Q
period 2003-06-30
MOODYS CORP /DE/
filed 2003-08-14
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Class	at June 30, 2003

Common Stock, par value $0.01 per share	149.2 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURES	30
Exhibits
31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	32
32.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	33
32.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue	$312.7	$271.5	$590.9	$503.1
Expenses
Operating, selling, general and administrative	128.1	118.3	249.4	211.1
Depreciation and amortization	7.9	6.2	15.7	10.3

Total expenses	136.0	124.5	265.1	221.4

Operating income	176.7	147.0	325.8	281.7

Interest and other non-operating income (expense), net	(4.2)	(6.0)	3.8	(10.6)

Income before provision for income taxes	172.5	141.0	329.6	271.1
Provision for income taxes	71.6	62.3	136.8	119.8

Net income	$100.9	$78.7	$192.8	$151.3

Earnings per share
Basic	$0.68	$0.51	$1.30	$0.98

Diluted	$0.66	$0.49	$1.27	$0.95

Weighted average shares outstanding
Basic	148.8	155.0	148.4	154.7

Diluted	153.0	159.3	152.2	158.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$81.2	$39.9
Accounts receivable, net of allowances of $17.0 in 2003 and $16.4 in 2002	237.2	178.1
Other current assets	50.3	54.3

Total current assets	368.7	272.3
Property and equipment, net	48.4	50.6
Prepaid pension costs	60.0	59.3
Goodwill	126.3	126.3
Intangible assets, net	80.9	84.4
Other assets	36.6	37.9

Total assets	$720.9	$630.8

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$149.8	$184.9
Bank borrowings	—	107.1
Deferred revenue	200.1	170.0

Total current liabilities	349.9	462.0
Non-current portion of deferred revenue	34.6	28.5
Notes payable	300.0	300.0
Other liabilities	175.9	167.3

Total liabilities	860.4	957.8

Contingencies (Note 7)
Shareholders’ equity
Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $ .01 per share; 400,000,000 shares authorized; 171,451,136 shares issued at June 30, 2003 and December 31, 2002	1.7	1.7
Capital surplus	58.9	45.5
Retained earnings	401.3	221.8
Treasury stock, at cost; 22,221,468 and 22,560,826 shares of common stock at June 30, 2003 and December 31, 2002, respectively	(604.8)	(597.7)
Cumulative translation adjustment	3.4	1.7

Total shareholders’ equity	(139.5)	(327.0)

Total liabilities and shareholders’ equity	$720.9	$630.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN MILLIONS)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities
Net income	$192.8	$151.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15.7	10.3
Stock-based compensation expense	4.9	—
Tax benefits from exercise of stock options	14.6	17.6
Write-off of computer software, property and equipment	0.2	1.3
Write-off of acquired in-process research and development	—	1.1
Changes in assets and liabilities:
Accounts receivable	(58.9)	(16.1)
Other current assets	4.5	5.0
Prepaid pension costs	(0.7)	(1.3)
Other assets	(0.4)	2.2
Accounts payable and accrued liabilities	(38.2)	(73.6)
Deferred revenue	36.1	32.6
Other liabilities	9.1	6.9

Net cash provided by operating activities	179.7	137.3

Cash flows from investing activities
Acquisition, net of cash acquired	—	(206.1)
Net capital additions	(8.8)	(7.7)
Cash acquired in a business acquisition (see Note 4)	1.1	—

Net cash used in investing activities	(7.7)	(213.8)

Cash flows from financing activities
Net repayments of bank borrowings	(107.1)	—
Proceeds from stock plans	37.3	36.8
Cost of treasury shares repurchased	(50.5)	(32.9)
Payment of dividends	(13.3)	(13.9)
Payments under capital lease obligations	(0.6)	—

Net cash used in financing activities	(134.2)	(10.0)

Effect of exchange rate changes on cash and cash equivalents	3.5	1.8

Increase (decrease) in cash and cash equivalents	41.3	(84.7)
Cash and cash equivalents, beginning of the period	39.9	163.2

Cash and cash equivalents, end of the period	$81.2	$78.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s Corporation (“Moody’s” or the “Company”) is a provider of credit ratings, research and analysis covering debt instruments and securities in the global capital markets and a provider of quantitative credit assessment services, credit training services and credit process software to banks and other financial institutions. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV. Moody’s Investors Service publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs as well as rating opinions on issuers of credit obligations. It also publishes investor-oriented credit research, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. The Moody’s KMV business, which consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), acquired in April 2002, and Moody’s Risk Management Services, develops and distributes quantitative credit assessment services for banks and investors in credit-sensitive assets, credit training services and credit process software.

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

The condensed consolidated statements of operations for the three and six months ended June 30, 2003 includes compensation expense of $3.0 million and $4.9 million, respectively, related to stock options granted, and stock issued under the employee stock purchase plan, since January 1, 2003. The condensed consolidated statements of operations for the three and six months ended June 30, 2002 includes no such expense. In addition, the 2003 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions, except per share data)
Net income:
As reported	$100.9	$78.7	$192.8	$151.3
Add: Stock-based compensation plan expense included in reported net income, net of tax	1.8	—	3.1	—
Deduct: Stock-based compensation plan expense determined under the fair value method, net of tax	(5.4)	(3.9)	(10.5)	(7.4)

Pro forma net income	$97.3	$74.8	$185.4	$143.9

Basic earnings per share:
As reported	$0.68	$0.51	$1.30	$0.98
Pro forma	$0.65	$0.48	$1.25	$0.93
Diluted earnings per share:
As reported	$0.66	$0.49	$1.27	$0.95
Pro forma	$0.64	$0.47	$1.22	$0.91

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the six months ended June 30, 2003 and 2002 and the three months ended June 30, 2002. There were no options issued during the three months ended June 30, 2003.

	Three Months Ended June 30,	Six Months Ended June 30,

	2002	2003	2002

Expected dividend yield	0.41%	0.41%	0.41%
Expected stock volatility	25%	30%	25%
Risk-free interest rate	4.48%	3.03%	4.16%
Expected holding period	4.5 yrs	5.0 yrs	4.5 yrs

The estimated weighted average fair value of Moody’s options granted during the six months ended June 30, 2003 and 2002 was $13.01 and $10.95, respectively. The estimated weighted average fair value of Moody’s options granted during the three months ended June 30, 2002 was $11.37.

3. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions)
Weighted average number of shares — Basic	148.8	155.0	148.4	154.7
Dilutive effect of shares issuable under stock-based compensation plans	4.2	4.3	3.8	3.9

Weighted average number of shares — Diluted	153.0	159.3	152.2	158.6

For the three and six months ended June 30, 2003 and 2002, all outstanding options to purchase shares of the Company’s common stock had exercise prices less than the average market price of the Company’s common stock during the applicable period. Therefore, all outstanding options were included in the computation of diluted earnings per share for each period.

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

The following pro forma consolidated financial information for the three and six months ended June 30, 2002 reflect the acquisition of KMV as if it had been consummated as of January 1, 2002, after giving effect to the following adjustments: (i) elimination of transaction related charges resulting from the acquisition; (ii) amortization of acquired intangible assets and software; (iii) Moody’s financing costs for the transaction, consisting of interest expense that would have been incurred on the $81.0 million of bank borrowings and interest income that would have been foregone on the balance of the purchase price; and (iv) related income tax effects.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions, except per share data)
		(pro forma)		(pro forma)
Revenue	$312.7	$273.3	$590.9	$518.2
Net income	$100.9	$78.6	$192.8	$150.4
Diluted earnings per share	$0.66	$0.49	$1.27	$0.95

The unaudited pro forma consolidated financial information should be read in conjunction with the Company’s Form 8-K/A filed with the Securities and Exchange Commission on June 26, 2002.

The unaudited pro forma consolidated financial information is presented for comparative purposes only and is not intended to be indicative of the actual consolidated results of operations that would have been achieved had the transaction been consummated as of January 1, 2002, nor does it purport to indicate results that may be attained in the future.

Korea Investors Service

In August 1998, the Company made a 10% cost-basis investment in Korea Investors Service (“KIS”), a Korean rating agency. In December 2001, the Company entered into a definitive agreement to increase its investment to just over 50%, at a cost of $9.6 million with a contingent payment of up to 6.9 billion Korean Wan (approximately $5.8 million as of June 30, 2003) in 2005, based on KIS net income for the three-year period ending December 31, 2004.

Starting in January 2002, the Company consolidated the results of KIS in its financial statements. The minority shareholder’s interest has been included in other long-term liabilities. The purchase price allocation resulted in amortizable intangible assets of $2.9 million with a weighted average life of 5.6 years and goodwill of $1.9 million.

Argentine Rating Agencies

As a result of the devaluation of the Argentine peso that occurred in 2002, an acquisition-related purchase price adjustment was triggered relating to Moody’s equity-basis investments in two Argentine rating agencies. The adjustment resulted in Moody’s receiving additional shares in the two Argentine rating agencies, which increased Moody’s ownership position to approximately 92%. As a result, starting in January 2003 the Argentine rating agencies are being consolidated in Moody’s financial statements.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, under which goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually for recoverability, or more frequently if impairment indicators arise.

In connection with the 2002 acquisition of KMV, Moody’s acquired goodwill and intangible assets, which are described in Note 4.

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2003			Year Ended December 31, 2002

	(in millions)			(in millions)
	Moody’s Investors	Moody’s		Moody’s Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Beginning balance	$2.3	$124.0	$126.3	$0.4	$5.6	$6.0
Net change from acquisitions	—	—	—	1.9	118.3	120.2
Other	—	—	—	—	0.1	0.1

Total	$2.3	$124.0	$126.3	$2.3	$124.0	$126.3

The following table summarizes other intangible assets subject to amortization at the dates indicated:

	June 30,	December 31,
	2003	2002

	(in millions)
Customer lists (11.3 year weighted average life)	$57.8	$57.8
Accumulated amortization	(8.0)	(5.3)

Net customer lists	$49.8	$52.5

Other intangible assets (5.6 year weighted average life)	$8.2	$8.2
Accumulated amortization	(2.6)	(1.8)

Net other intangible assets	$5.6	$6.4

Total	$55.4	$58.9

Amortization expense for other intangible assets for the six-month periods ended June 30, 2003 and 2002 was $3.5 million and $1.9 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Years ending December 31,

(in millions)
2003 (after June 30)	$3.5
2004	6.9
2005	6.5
2006	6.2
2007	5.5
Thereafter	26.8

As of June 30, 2003, $25.5 million in trade secrets acquired with the acquisition of KMV were not subject to amortization. Current circumstances and conditions continue to support an indefinite useful life.

6. INDEBTEDNESS

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000, the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest incurred under the Notes was $11.4 million in each of the six months ended June 30, 2003 and 2002.

The revolving credit facility (the “Facility”), which had no borrowings outstanding as of June 30, 2003, consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2003. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At June 30, 2003, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at June 30, 2003. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility.

In April 2002, Moody’s used the Facility to initially fund a portion of the purchase price for the KMV acquisition; such borrowings were repaid in the second quarter of 2002. Since that time, Moody’s has borrowed from time to time under the Facility to fund share repurchases. Interest paid under the Facility for the six months ended June 30, 2003 and 2002 was $0.6 million and $0.2 million, respectively.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At June 30, 2003, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

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

Discovery in this case is ongoing, and on May 21, 2003, the court set a trial date of September 20, 2004. On December 22, 1999, defendants filed a motion for partial summary judgment dismissing IRI’s non-U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or “relationships” with local companies. IRI took the position that this ruling disposed of its claims with respect to eight of the thirty foreign markets alleged in its complaint. On April 28, 2003, the Court denied defendants’ motion for partial summary judgment to dismiss IRI’s claim with respect to the 22 remaining foreign markets. The Court also modified its July 12, 2000 decision, to permit IRI to claim damages for injuries IRI suffered in the U.S. market as a result of defendants’ alleged anticompetitive practices overseas.

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

Management is unable to predict at this time the final outcome of the IRI action or the portion of any judgment that may ultimately be payable by Moody’s. Therefore, management is unable to predict whether the resolution of this matter could materially affect Moody’s results of operations, cash flows or financial position. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

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

Royalty Expense Deductions

During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996. New D&B disagrees with the position taken by the IRS in its Report. If the IRS were to prevail in this matter, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the required payment to the IRS could be up to approximately $56 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

In a related matter, New D&B has received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established and reallocate to Old D&B income and expense items that had been claimed on the partnership tax return for 1996. If the IRS were to prevail in this matter, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to approximately $48 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph, and Moody’s also could be obligated for future interest payments on its share of such liability.

Moody’s and New D&B have recently retained new outside counsel with respect to the Royalty Expense Deductions matters discussed above, who will among other things be advising the Company on potential courses of action. Moody’s and New D&B are also in the process of retaining new outside counsel with respect to the Amortization Expense Deductions matter discussed below.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 that could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $91 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

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

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Old D&B in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Old D&B. Neither Old D&B nor any of its predecessors was a party to the IMS/NMR Agreement. On April 29, 2003, an arbitration panel ruled in favor of IMS Health in the arbitration proceeding, awarding IMS Health its full claim plus interest in a decision binding on all parties. As a result, IMS Health’s contingent claim against Old D&B (and consequently Moody’s and New D&B) in connection with this matter has been rendered moot. As no amount with respect to this matter had been accrued by Moody’s, the arbitration panel ruling is not expected to have an impact on the Company’s consolidated financial statements.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company has considered the range and probability of potential outcomes related to the three legacy tax matters discussed above and believes that it has adequate reserves recorded in its consolidated financial statements for its probable exposures in these matters. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis. It is possible that these matters could be resolved in amounts that are greater than the Company has reserved, which could result in material charges to Moody’s future reported results. In addition, the cash outlays resulting from these matters, which the Company currently estimates could be as much as $200 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

8. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in millions)
Net income	$100.9	$78.7	$192.8	$151.3
Other comprehensive income — foreign currency translation adjustment	1.3	1.8	1.7	1.4

Total comprehensive income	$102.2	$80.5	$194.5	$152.7

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

Below are results of operations by segment, Moody’s Investors Service revenue by business unit and revenue information by geographic area, all for the three and six months ended June 30, 2003 and 2002 and total assets by segment as of June 30, 2003 and December 31, 2002 (in millions).

Results of Operations by Segment

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Moody's			Moody's
	Investors	Moody's		Investors	Moody's
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$286.5	$26.2	$312.7	$250.8	$20.7	$271.5
Operating expenses	108.9	19.2	128.1	98.2	20.1	118.3
Depreciation and amortization	3.8	4.1	7.9	3.0	3.2	6.2

Operating income (loss)	173.8	2.9	176.7	149.6	(2.6)	147.0

Interest and other non-operating expense, net			(4.2)			(6.0)

Income before provision for income taxes			172.5			141.0
Provision for income taxes			71.6			62.3

Net income			$100.9			$78.7

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	Moody's			Moody's
	Investors	Moody's		Investors	Moody's
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$539.9	$51.0	$590.9	$474.3	$28.8	$503.1
Operating expenses	207.9	41.5	249.4	181.6	29.5	211.1
Depreciation and amortization	7.5	8.2	15.7	6.0	4.3	10.3

Operating income (loss)	324.5	1.3	325.8	286.7	(5.0)	281.7

Interest and other non-operating income (expense), net			3.8			(10.6)

Income before provision for income taxes			329.6			271.1
Provision for income taxes			136.8			119.8

Net income			$192.8			$151.3

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Ratings revenue:
Structured finance	$116.9	$100.1	$214.7	$188.7
Corporate finance	71.6	65.5	133.0	123.5
Financial institutions and sovereign risk	44.1	42.5	89.8	80.2
Public finance	23.8	20.4	43.6	38.1

Total ratings revenue	256.4	228.5	481.1	430.5
Research revenue	30.1	22.3	58.8	43.8

Total Moody’s Investors Service	$286.5	$250.8	$539.9	$474.3

Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

United States	$209.4	$179.9	$392.7	$340.4
International	103.3	91.6	198.2	162.7

Total	$312.7	$271.5	$590.9	$503.1

Total Assets by Segment

	June 30, 2003			December 31, 2002

	Moody's			Moody's
	Investors	Moody's		Investors	Moody's
	Service	KMV	Consolidated	Service	KMV	Consolidated

Total assets by segment	$461.5	$259.4	$720.9	$364.2	$266.6	$630.8

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

11. SUBSEQUENT EVENT

On July 22, 2003, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on September 10, 2003 to shareholders of record at the close of business on August 20, 2003.

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

Moody’s Investors Service publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs as well as rating opinions on issuers of credit obligations. It also publishes investor-oriented credit research, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks.

The Moody’s KMV business consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV develops and distributes quantitative credit assessment products and services for banks and investors in credit-sensitive assets, credit training services and credit process software.

Critical Accounting Policies

Moody’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, deferred tax assets, undistributed earnings of non-U.S. subsidiaries, contingencies, valuation of investments in affiliates, long-lived and intangible assets, goodwill, pension and other post-retirement benefits and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2002, includes descriptions of some of the judgments that Moody’s makes in applying its accounting policies in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting policies other than the adoption of expensing stock-based compensation under SFAS No. 123.

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

The Moody’s KMV business consists of the combined businesses of KMV, acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV develops and distributes quantitative credit assessment products and services for banks and investors in credit-sensitive assets, credit training services and credit process software.

Results of Operations

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

Total Company Results

Moody’s revenue for the second quarter of 2003 was $312.7 million, an increase of $41.2 million or 15.2% from $271.5 million for the second quarter of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, second quarter 2002 revenue would have been $273.3 million and year-to-year growth would have been 14.4%. All business units contributed to Moody’s revenue growth in the quarter, with global structured finance, global research and U.S. corporate finance the largest contributors. The strength of foreign currencies, especially the Euro, relative to the U.S. dollar also accounted for approximately 250 basis points of reported revenue growth.

Revenue in the United States was $209.4 million for the second quarter of 2003, an increase of $29.5 million or 16.4% from $179.9 million in the second quarter of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, second quarter 2002 United States revenue would have been $180.9 million and year-to-year growth would have been 15.8%. Refinancing activity in the corporate finance and public finance sectors, and good growth in structured finance and research, were important drivers of U.S. revenue growth in the quarter.

Moody’s international revenue was $103.3 million for the second quarter of 2003, an increase of $11.7 million or 12.8% over $91.6 million in the same period of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, second quarter 2002 international revenue would have been $92.4 million and year-to-year growth would have been 11.8%. International revenue growth was driven primarily by structured finance and research, with foreign currency translation an important contributor to reported growth. International revenue accounted for 33% of Moody’s total revenue in the second quarter of 2003, compared with 34% in the prior year quarter.

Operating, selling, general and administrative expenses were $128.1 million in the second quarter of 2003, an increase of $9.8 million or 8.3% from $118.3 million in the second quarter of 2002. Assuming that Moody’s had owned KMV for the entire second quarter of 2002, operating expenses would have been $119.6 million in the second quarter of 2002, and year-to-year growth would have been 7.1%. The largest contributor to year-to-year expense growth was compensation and benefits, reflecting compensation increases and staffing growth in the Moody’s Investors Service European and global structured finance businesses, the specialist teams that support Moody’s enhanced analysis initiative and Moody’s KMV. These increases were partially offset by a decline in expense for incentive compensation due to lower year-to-year growth in the Company’s operating results in 2003 compared with the same 2002 period. The 2003 period also included $3.0 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003. Foreign currency translation also contributed to year-to-year expense growth.

Depreciation and amortization was $7.9 million and $6.2 million in the second quarter of 2003 and 2002, respectively. The year-to-year increase was primarily due to higher amortization of capitalized software development costs and internal use software as well as increased depreciation for computer hardware. If the acquisition of KMV had been completed as of January 1, 2002, depreciation and amortization would have been $6.7 million in the second quarter of 2002, and the year-to-year increase would have been $1.2 million.

Second quarter operating income of $176.7 million rose $29.7 million or 20.2% from $147.0 million in the same period of 2002. The impact of foreign currency translation accounted for approximately 200 basis points of reported operating income growth. Moody’s operating margin for the second quarter of 2003 was 56.5% compared to 54.1% a year earlier. The higher margin was principally the result of better-than-anticipated revenue growth, without a proportional increase in staffing.

Interest and other non-operating income (expense), net was ($4.2) million for the second quarter of 2003 compared with ($6.0) million for the same period of 2002. Interest expense was $5.8 million in 2003 compared to $5.9 million in 2002. The amounts in both periods included $5.7 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $0.3 million in 2003 compared to $0.4 million in 2002. Foreign exchange gains (losses) totaled $1.4 million in 2003 and ($0.7) million in 2002.

Moody’s effective tax rate was 41.5% in the second quarter of 2003 compared to 44.2% in the second quarter of 2002. A number of factors contributed to the lower rate in 2003, including continued operating growth in jurisdictions with lower tax rates than New York and the establishment of a New York captive insurance company, which was approved by state insurance authorities during 2002.

Net income was $100.9 million for the second quarter of 2003, an increase of $22.2 million or 28.2% from $78.7 million for the same period of 2002. Basic and diluted earnings per share for the second quarter of 2003 were $0.68 and $0.66, respectively, compared to basic and diluted earnings per share of $0.51 and $0.49, respectively, for the second quarter of 2002. Earnings per share in 2003 included a $0.01 impact related to the Company’s change in accounting for stock-based compensation, described above.

Segment Results

Moody’s Investors Service

Second quarter Moody’s Investors Service revenue was $286.5 million, up $35.7 million or 14.2% from $250.8 million in the second quarter of 2002. Good growth was achieved in a number of ratings sectors as well as in research, with foreign currency translation also contributing to growth in reported revenue.

Structured finance revenue was $116.9 million for the second quarter of 2003, an increase of $16.8 million or 16.8% from $100.1 million in the 2002 quarter. International structured finance revenue grew over 35%, reflecting over 40% growth in Europe due primarily to the collateralized debt obligations and residential mortgage backed markets and foreign currency translation. In the United States, structured finance grew in the high single digit percent range primarily due to growth in commercial mortgage backed securities and collateralized debt obligations. The low interest rate environment continued to drive refinancing and new mortgage activity. Although residential mortgage activity and revenue remained at historically high levels, year-to-year growth was low due to strong prior year comparisons.

Corporate finance revenue was $71.6 million in the second quarter of 2003, up $6.1 million or 9.3% from $65.5 million in the second quarter of 2002, reflecting mid-teens percent growth in the United States and declines in most international regions. In the United States the number of speculative grade issues increased significantly in the second quarter of 2003 compared to the prior year period as investors continued to favor the risk-return profile in this sector. United States investment grade issues increased slightly over the prior year period, driven principally by refinancing activity as economic activity and business investment remained weak. Revenue from non-transaction based areas, including relationship based fees, as well as price increases, also contributed to growth versus the prior year.

Revenue in the financial institutions and sovereign risk group was $44.1 million for the second quarter of 2003, an increase of $1.6 million or 3.8% from $42.5 million for the same period of 2002. In the United States, issuance in the banking sector showed good growth due to low interest rates and narrowing spreads, whereas issuance declined in the insurance and finance and securities sectors. In Europe, weakness in the insurance sector contributed to a year-over-year decline in international revenue.

Public finance revenue of $23.8 million for the second quarter of 2003 was up $3.4 million or 16.7% from $20.4 million in the 2002 second quarter. Aggregate dollar issuance volume in the U.S. municipal bond market grew approximately 15%, whereas the number of issues declined slightly. The growth in dollar issuance volume reflected the favorable interest rate environment and continued borrowing due to weakness in tax receipts. Refinancings accounted for 29% of dollar issuance volume in the quarter versus 33% in the prior year quarter.

Research revenue increased $7.8 million or 35.0% to $30.1 million for the second quarter of 2003, compared with $22.3 million for the same period in 2002. In both the U.S. and European markets, growth was driven by increases in licensing sales of Moody’s information to third party distributors and increases in sales of new products to existing clients and sales to new clients. Foreign currency translation also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $108.9 million for the second quarter of 2003, an increase of $10.7 million or 10.9% from $98.2 million in the second quarter of 2002. The largest contributor to year-to-year expense growth was compensation and benefits, reflecting compensation increases and staffing growth in Europe and the global structured finance business as well as the specialist teams that support Moody’s enhanced analysis initiative. This was partially offset by a decline in expense for incentive compensation due to lower year-to-year growth in the Company’s operating results in 2003 compared with the same 2002 period. The 2003 period also included $2.6 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003. Foreign currency translation also contributed to year-to-year growth in reported expenses. Depreciation and amortization expense was $3.8 million for the second quarter of 2003 versus $3.0 million in the second quarter of 2002.

Moody’s Investors Service operating income of $173.8 million for the second quarter of 2003 was up $24.2 million or 16.2% from $149.6 million in the second quarter of 2002.

Moody’s KMV

The following table shows Moody’s KMV (“MKMV”) reported results for the second quarter of 2003 compared with the reported results for the second quarter of 2002 (the “reported comparisons”), and compared with the second quarter of 2002 on a pro forma basis presented as if Moody’s had acquired KMV on January 1, 2002 (the “pro forma comparisons”), in a manner consistent with SFAS No. 141 and as further described in Note 4 to the condensed consolidated financial statements. The discussion of MKMV results of operations that follows is based on the pro forma comparisons.

(dollars in millions)		Reported Comparisons			Pro Forma Comparisons

			2003 Variance to 2002			2003 Variance to 2002

	Second quarter	Second quarter			Second quarter
	of 2003	of 2002	$	%	of 2002	$	%

Revenue	$26.2	$20.7	$5.5	26.6%	$22.5	$3.7	16.4%
Operating expenses	19.2	20.1	(0.9)	(4.5%)	21.4	(2.2)	(10.3%)
Depreciation and amortization	4.1	3.2	0.9	28.1%	3.7	0.4	10.8%

Operating income (loss)	$2.9	($2.6)	$5.5	211.5%	($2.6)	$5.5	211.5%

MKMV’s pro forma year-to-year revenue increase in the second quarter of 2003 principally reflected growth in subscription revenue from credit risk assessment products, including Credit EdgeTM and RiskCalcTM. Revenue from license fees and maintenance related to credit decisioning software grew modestly year-to-year in the quarter.

The year-to-year decline in pro forma operating, selling, general and administrative expenses in the second quarter was primarily due to reduced expense for incentive compensation due to lower than anticipated growth, partially offset by the impact of staffing increases. Expenses for the second quarter of 2003 included $0.4 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003. The year-to-year pro forma increase in depreciation and amortization was primarily due to increased amortization of capitalized software development costs.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

Total Company Results

Moody’s revenue for the first half of 2003 was $590.9 million, an increase of $87.8 million or 17.5% from $503.1 million for the first half of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, first half 2002 revenue would have been $518.2 million and year-to-year growth would have been 14.0%. The primary contributors to Moody’s revenue growth were the global structured finance, global research and MKMV businesses as well as United States corporate finance and United States financial institutions. The strength of foreign currencies, especially the Euro, relative to the U.S. dollar accounted for approximately 250 basis points of reported revenue growth.

Revenue in the United States was $392.7 million for the first half of 2003, an increase of $52.3 million or 15.4% from $340.4 million in the first half of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, first half 2002 United States revenue would have been $348.0 million and year-to-year growth would have been 12.8%. Strong growth was achieved by all business units within Moody’s Investors Service during the first half of 2003, and MKMV revenue growth was in the mid-teens percent.

Moody’s international revenue was $198.2 million for the first half of 2003, an increase of $35.5 million or 21.8% over $162.7 million in the same period of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, first half 2002 international revenue would have been $170.2 million and year-to-year growth would have been 16.5%. Strong performance in international structured finance and research, as well as foreign currency translation, were the major drivers of this growth. International revenue accounted for 34% of Moody’s total revenue in the first half of 2003, compared with 32% in the prior year period.

Operating, selling, general and administrative expenses were $249.4 million in the first half of 2003, an increase of $38.3 million or 18.1% from $211.1 million in the first half of 2002. Assuming that Moody’s had owned KMV for the entire first half of 2002, pro forma operating expenses would have been $223.7 million in the first half of 2002, and year-to-year growth would have been 11.5%. The largest contributor to year-to-year pro forma expense growth was compensation and benefits, reflecting compensation increases and increased staffing in Europe, the global structured finance business, the specialist teams that support Moody’s enhanced analysis initiative, and MKMV. This was partially offset by a decline in expense for incentive compensation due to lower year-to-year growth in the Company’s operating results in 2003 compared with the same period of 2002. Other year-to-year expense increases included $4.9 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003, and higher professional fees, mainly for legal costs. In addition, foreign currency translation contributed to year-to-year expense growth.

Depreciation and amortization was $15.7 million and $10.3 million in the first half of 2003 and 2002, respectively. The year-to-year increase was primarily due to the amortization of acquired software and intangible assets related to the KMV acquisition. If the acquisition of KMV had been completed as of January 1, 2002, pro forma depreciation and amortization would have been $13.4 million in the first half of 2002. The pro forma year-to-year increase of $2.3 million principally reflected new computer hardware and software.

First half operating income of $325.8 million rose $44.1 million or 15.7% from $281.7 million in the same period of 2002. The strength of foreign currencies, especially the Euro, relative to the U.S. dollar accounted for approximately 150 basis points of reported operating income growth. Moody’s operating margin for the first half of 2003 was 55.1% compared to 56.0% a year earlier. The margin reduction in the first half reflected, among other things, growth in Moody’s KMV at a lower incremental margin than the Moody’s Investors Service business and 2003 expense of $4.9 million related to stock-based compensation with no counterpart in 2002.

Interest and other non-operating income (expense), net was $3.8 million for the first half of 2003 compared with ($10.6) million for the same period of 2002. The 2003 amount included a gain of $13.6 million on an insurance recovery related to the September 11th tragedy, as discussed in Note 10 to the condensed consolidated financial statements. Interest expense was $12.0 million in 2003 compared to $11.7 million in 2002. The amounts in both periods included $11.4 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $0.5 million in 2003, down from $1.4 million in 2002 due to lower cash on hand and lower interest rates. Foreign exchange gains (losses) were $1.8 million in 2003 compared to ($0.4) million in 2002.

Moody’s effective tax rate was 41.5% in the first half of 2003 compared to 44.2% in the first half of 2002. A number of factors contributed to the year-over-year decline, including continued operating growth in jurisdictions with lower tax rates than New York and the establishment of a New York captive insurance company, which was approved by state insurance authorities during 2002.

Net income was $192.8 million for the first half of 2003, an increase of $41.5 million or 27.4% from $151.3 million for the same period of 2002. Basic and diluted earnings per share for the first half of 2003 were $1.30 and $1.27, respectively, compared to basic and diluted earnings per share of $0.98 and $0.95, respectively, for the first half of 2002. Earnings per share in 2003 included a $0.02 impact related to the Company’s change in accounting for stock-based compensation, described above.

Segment Results

Moody’s Investors Service

First half 2003 revenue at Moody’s Investors Service was $539.9 million, up $65.6 million or 13.8% from $474.3 million in the first half of 2002. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation accounted for approximately 250 basis points of reported revenue growth.

Structured finance revenue was $214.7 million for the first half of 2003, an increase of $26.0 million or 13.8% from $188.7 million in the 2002 quarter. International structured finance revenue grew in the mid-twenty percent range, with good underlying growth in Europe and foreign currency translation the main drivers of growth. In the U.S., structured finance grew in the high single digit percent range as the low interest rate environment continued to drive refinancing and new mortgage activity. All sectors except asset-backed commercial paper reported good growth, with the asset finance and commercial mortgage sectors the largest contributors. Price increases also contributed to year-to-year growth in reported revenue.

Corporate finance revenue was $133.0 million in the first half of 2003, up $9.5 million or 7.7% from $123.5 million in the first half of 2002, reflecting high single-digit percent growth in the United States and Europe and revenue declines in other regions. In the United States, the number of speculative grade issues rose significantly year-to-year due to refinancings and new issuers. In addition, investment grade issuance volume increased in the mid single digits year-to-year. U.S. revenue growth was also derived from areas not related to public debt issuance such as U.S. syndicated bank loan ratings, ratings of mutual funds, and relationship based fees, and from price increases. Excluding the impacts of currency translation, European corporate finance revenue growth was modest, reflecting year-to-year increases in dollar issuance volumes and new rating relationships while the number of transactions was relatively flat.

Revenue in the financial institutions and sovereign risk group was $89.8 million for the first half of 2003, an increase of $9.6 million or 12.0% from $80.2 million for the same period of 2002. This increase reflected growth of approximately 8% in United States dollar volume issuance as issuers took advantage of favorable interest rates and narrowing spreads. Price increases also contributed to growth over the prior year period. In Europe revenue increased in the high single digit percent range as both issuance dollar volumes and the number of transactions increased over the prior year period.

Public finance revenue of $43.6 million for the first half of 2003 was up $5.5 million or 14.4% from $38.1 million in the 2002 first half. Aggregate dollar issuance volume in the U.S. municipal bond market grew 19%, whereas the number of issues was flat. The growth in dollar issuance volume reflected the favorable interest rate environment and less pay-as-you-go financing by municipal borrowers. Refinancings accounted for 32% of dollar issuance volume in the first half of 2003 versus 33% in the prior year period.

Research revenue increased $15.0 million or 34.2% to $58.8 million for the first half of 2003, compared with $43.8 million for the same period in 2002. In both the U.S. and European markets, growth was driven by increases in licensing sales of Moody’s information to third party distributors, sales of new products to existing clients and sales to new clients. Foreign currency translation also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $207.9 million for the first half of 2003, an increase of $26.3 million or 14.5% from $181.6 million in the first half of 2002. The largest contributor to year-to-

year expense growth was compensation and benefits, reflecting compensation increases and staffing growth in Europe and the global structured finance business as well as the specialist teams that support Moody’s enhanced analysis initiative. This was partially offset by a decline in expense for incentive compensation due to lower year-to-year growth in the Company’s operating results in 2003 compared with the same 2002 period. Other year-to-year expense increases included $4.3 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003, and increased professional fees, mainly for legal costs and expanded data processing back-up services. Foreign currency translation also contributed to year-to-year growth in reported expenses. Depreciation and amortization expense was $7.5 million for the first half of 2003 versus $6.0 million in the first half of 2002.

Moody’s Investors Service operating income of $324.5 million for the first half of 2003 was up $37.8 million or 13.2% from $286.7 million in the first half of 2002.

Moody’s KMV

The following table shows Moody’s KMV reported results for the first half of 2003 compared with the reported results for the first half of 2002 (the “reported comparisons”), and compared with the first half of 2002 on a pro forma basis presented as if Moody’s had acquired KMV on January 1, 2002 (the “pro forma comparisons”), in a manner consistent with SFAS No. 141 and as further described in Note 4 to the condensed consolidated financial statements. The discussion of MKMV results of operations that follows is based on the pro forma comparisons.

(dollars in millions)		Reported Comparisons			Pro Forma Comparisons

			2003 Variance to 2002			2003 Variance to 2002

	First half of 2003	First half of 2002	$	%	First half of 2002	$	%

Revenue	$51.0	$28.8	$22.2	77.1%	$43.9	$7.1	16.2%
Operating expenses	41.5	29.5	12.0	40.7%	42.1	(0.6)	(1.4%)
Depreciation and amortization	8.2	4.3	3.9	90.7%	7.4	0.8	10.8%

Operating income (loss)	$1.3	($5.0)	$6.3	126.0%	($5.6)	$6.9	123.2%

MKMV’s pro forma year-to-year revenue growth in the first half of 2003 principally reflected growth in subscription revenue from credit risk assessment products, including Credit EdgeTM and RiskCalcTM. However, revenue from license fees and maintenance related to credit process software products declined slightly year-to-year compared with a strong first half of 2002.

The pro forma year-to-year decrease in operating, selling, general and administrative expenses in the first half principally reflected lower expenses for incentive compensation due to below target operating performance in 2003 whereas performance was above target in 2002. Salary expenses increased year-to-year due to higher staffing to support the continued growth of the business. The 2003 MKMV expenses included $0.6 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003. Pro forma depreciation and amortization expense reflected $4.4 million of amortization of acquired KMV software and intangible assets in each period.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was $179.7 million and $137.3 million for the six months ended June 30, 2003 and 2002, respectively. The increase of $42.4 million reflected a number of factors, including year-to-year growth in net income of $41.5 million. In addition, the Company’s income tax payments were lower in the first half of 2003 than in the comparable 2002 period, due to the deferral of approximately $50 million of 2001 taxes into 2002 as a result of the September 11th tragedy. These impacts were partially offset by a year-to-year increase in accounts receivable (principally as a result of continued growth in the business), higher payments for prior year incentive compensation, and lower accruals of current year incentive compensation (since year-to-year growth in the Company’s operating results was lower in the first half of 2003 than in the same period of 2002).

Net cash used in investing activities was $7.7 million for the six months ended June 30, 2003 compared with $213.8 million for the same period of 2002. The 2003 amount includes $1.1 million of cash acquired in connection with an increase in the Company’s ownership of Argentine rating agencies, as described in Note 4 to the condensed consolidated financial statements. The 2002 amount included the $212.6 million purchase price for the acquisition of KMV in April 2002. Capital expenditures were $8.8 million in the first half of 2003, primarily for computer hardware and software and office furnishings and equipment, and $7.7 million in the 2002 period.

Net cash used in financing activities was $134.2 million for the six months ended June 30, 2003 compared to $10.0 million for the six months ended June 30, 2002. The increase in cash used in 2003 primarily reflected the repayment of $107.1 million of borrowings that were outstanding under the Company’s bank revolving credit facility at December 31, 2002. In addition, spending for share repurchases was $50.5 million in the first half of 2003 versus $32.9 million in the 2002 period. Dividends paid in the first six months of 2003 and 2002 were $13.3 million and $13.9 million, respectively.

Borrowings

At June 30, 2003 and 2002, the Company had outstanding $300 million of long-term financing, as described below. There were no borrowings outstanding under the Company’s bank revolving credit facility at either date. The Company initially borrowed under its revolving credit facility during the second quarter of 2002 to fund a portion of the acquisition price for KMV, and subsequently repaid those borrowings. Moody’s has since borrowed under the facility from time to time to fund share repurchases, and has benefited from favorable short-term borrowing costs. Management is considering pursuing long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The revolving credit facility (the “Facility”) consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2003. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At June 30, 2003, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points to 12.5 basis points depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at June 30, 2003. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility.

Interest paid under the Facility for the six months ended June 30, 2003 and 2002 was $0.6 million and $0.2 million, respectively.

The Company’s $300 million of long-term financing was secured in connection with the 2000 Distribution, as that term is defined in Note 1 to the condensed consolidated financial statements. In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000, the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity, (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At June 30, 2003, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Relationships with Unconsolidated Entities

At June 30, 2003 Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

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

During the first six months of 2003, the Company repurchased 1.2 million shares at a total cost of $50.5 million. The repurchases partially offset 1.5 million shares issued under employee stock plans during the period. Since becoming a public company in September 2000 and through the first six months of 2003, Moody’s has repurchased 20.7 million shares at a total cost of $759.8 million, including 6.7 million shares to offset issuances under employee stock plans.

On July 22, 2003, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on September 10, 2003 to shareholders of record at the close of business on August 20, 2003.

Outlook

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See “Forward-Looking Statements” following this section.

2003 Full-Year Outlook

A number of the capital markets sectors in which Moody’s provides ratings experienced higher issuance in the second quarter of 2003 than in the first quarter of 2003 or the prior year period, reflecting strong refinancing activity. Low interest rates and narrowing credit spreads were the most significant drivers of this activity. The fundamental long-term drivers of debt issuance, economic activity and business investment, remained weak in the quarter and Moody’s does not foresee any notable improvement in 2003.

Within the ratings business, we have increased our expectations for full-year 2003 structured finance revenue growth to the low double-digits percent range. In the U.S., residential mortgage refinancings have not declined as quickly as we had anticipated, and declines in related securitizations may not occur until the latter part of the year or until 2004. In international structured finance markets, secular forces and favorable currency translation are expected to continue to drive growth at or above 20% for the year. In our corporate finance business, we now expect revenue growth in the high single-digit percent range based on continued strength in the U.S. speculative grade market and international activity. U.S. investment grade debt issuance will likely remain sluggish versus prior year issuance as the volume of outstanding debt still to be refinanced declines and the need for new borrowings to fund investment and mergers and acquisitions is expected to remain weak. Financial institutions issuance in the second half of 2003 should decline from the high level of the first half. In the U.S. public finance sector we now expect revenue to grow in the mid to high single-digit percent range. We believe growth will remain strong in our research business. Finally, at MKMV we expect percent revenue growth in the mid-teens on a pro forma basis (assuming that Moody’s had owned KMV as of January 1, 2002) and an improved operating margin, but we expect that both revenue and operating income in 2003 will be below our plan for the year. On a reported basis, MKMV revenue growth is expected to be in the mid-thirties percent.

Overall for 2003, Moody’s expects that revenue growth will be in the double-digits to low-teens percent range on a pro forma basis, as if KMV had been acquired at the beginning of 2002. On a reported basis, we expect that percent revenue growth will be in the low-teens range.

Moody’s expenses for 2003 will likely reflect continued investment spending on enhanced ratings practices, technology initiatives and product development, and continued hiring to support growth areas of the business. Moody’s expects that the full-year 2003 margin will decline approximately 200 basis points compared to 2002, including approximately 100 basis points due to the impact of expensing stock-based compensation plans. The 41.5% effective tax rate of the second quarter is expected to persist for the full year.

Overall, Moody’s now expects full-year 2003 diluted earnings per share in the range of $2.19 to $2.25. This range of expected earnings per share includes the estimated $0.04 per share impact of expensing stock-based compensation plans as well as the $0.05 per share gain related to the first quarter insurance recovery.

Cash Flow

Moody’s believes that it has the financial resources necessary to meet its business requirements for the next twelve months and expects to have positive net cash provided by operating activities (“operating cash flow”) for fiscal year 2003. The Company currently intends to use the majority of its operating cash flow to continue its share repurchase program. The Company’s approach to returning excess cash to shareholders by means of share repurchase was based on the current relative tax efficiency of capital gains over dividends. With the recent change in tax law to reduce the tax rate on dividends, the Company is in the process of reconsidering its dividend and share repurchase policies. In addition, as described above, the Company has borrowed from time to time under its bank revolving credit facility and may obtain more permanent financing when it is appropriate in light of cash requirements for share repurchases and other strategic opportunities.

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

Discovery in this case is ongoing, and on May 21, 2003, the court set a trial date of September 20, 2004. On December 22, 1999, defendants filed a motion for partial summary judgment dismissing IRI’s non-U.S. antitrust claims. On July 12, 2000, the Court granted the motion dismissing claims of injury suffered from activities in foreign markets where IRI operates through subsidiaries or companies owned by joint ventures or “relationships” with local companies. IRI took the position that this ruling disposed of its claims with respect to eight of the thirty foreign markets alleged in its complaint. On April 28, 2003, the Court denied defendants’ motion for partial summary judgment to dismiss IRI’s claim with respect to the 22 remaining foreign markets. The Court also modified its July 12, 2000 decision, to permit IRI to claim damages for injuries IRI suffered in the U.S. market as a result of defendants’ alleged anticompetitive practices overseas.

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

Management is unable to predict at this time the final outcome of the IRI action or the portion of any judgment that may ultimately be payable by Moody’s. Therefore, management is unable to predict whether the resolution of this matter could materially affect Moody’s results of operations, cash flows or financial position. As such, no amount in respect of this matter has been accrued in the financial statements of the Company.

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

Royalty Expense Deductions

During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996. New D&B disagrees with the position taken by the IRS in its Report. If the IRS were to prevail in this matter, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the required payment to the IRS could be up to approximately $56 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

In a related matter, New D&B has received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established and reallocate to Old D&B income and expense items that had been claimed on the partnership tax return for 1996. If the IRS were to prevail in this matter, then New D&B would be required to pay the assessment. If New D&B were to challenge the assessment in U.S. District Court rather than in U.S. Tax Court, then a payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to approximately $48 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph, and Moody’s also could be obligated for future interest payments on its share of such liability.

Moody’s and New D&B have recently retained new outside counsel with respect to the Royalty Expense Deductions matters discussed above, who will among other things be advising the Company on potential courses of action. Moody’s and New D&B are also in the process of retaining new outside counsel with respect to the Amortization Expense Deductions matter discussed below.

Amortization Expense Deductions

The IRS has requested from New D&B documentation with respect to a transaction executed in 1997 that could result in amortization expense deductions from 1997 through 2012. It is possible that the IRS could ultimately challenge these deductions and that New D&B could make payments to the IRS related to previously claimed deductions. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $91 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

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

Subsequent to making its May 2000 payment to the IRS, IMS Health sought partial reimbursement from NMR under their 1998 distribution agreement (the “IMS/NMR Agreement”). NMR paid IMS Health less than the amount sought by IMS Health under the IMS/NMR Agreement and, in 2001, IMS Health filed an arbitration proceeding against NMR to recover the difference. IMS Health sought to include Old D&B in this arbitration, arguing that if NMR should prevail in its interpretation of the IMS/NMR Agreement, then IMS Health could seek the same interpretation in an alternative claim against Old D&B. Neither Old D&B nor any of its predecessors was a party to the IMS/NMR Agreement. On April 29, 2003, an arbitration panel ruled in favor of IMS Health in the arbitration proceeding, awarding IMS Health its full claim plus interest in a decision binding on all parties. As a result, IMS Health’s contingent claim against Old D&B (and consequently Moody’s and New D&B) in connection with this matter has been rendered moot. As no amount with respect to this matter had been accrued by Moody’s, the arbitration panel ruling is not expected to have an impact on the Company’s consolidated financial statements.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company has considered the range and probability of potential outcomes related to the three legacy tax matters discussed above and believes that it has adequate reserves recorded in its consolidated financial statements for its probable exposures in these matters. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis. It is possible that these matters could be resolved in amounts that are greater than the Company has reserved, which could result in material charges to Moody’s future reported results. In addition, the cash outlays resulting from these matters, which the Company currently estimates could be as much as $200 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

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

Recently, there has been discussion in the U.S. regarding the continued use of ratings for regulatory purposes under federal securities laws, and the potential need for either greater or lesser regulation and oversight of credit rating agencies. In October 2002, the staff of the Senate Committee on Governmental Affairs issued a report that recommended changes in SEC regulation of rating agencies. In January 2003, the SEC released a report on the role and function of credit rating agencies in the operation of the securities markets. The report considered a number of issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, and other issues arising from an SEC-initiated review of credit rating agencies. More specifically, the SEC identified five broad areas that deserved further examination:

•	Information Flow Between Issuers and Rating Agencies and Rating Agencies and Investors

•	Managing Potential Conflicts of Interest

•	Alleged Anticompetitive or Unfair Practices

•	Reducing Potential Regulatory Barriers to Entry

•	The Appropriate Degree of Regulatory Oversight

In the report, the SEC further stated that it intended to publish a Concept Release in early 2003 to solicit comments on issues affecting the role and operation of credit rating agencies and expected thereafter to propose rules in response to those comments. Subsequent to releasing its report, in February 2003 the SEC designated Dominion Bond Rating Service, Ltd. of Canada as a fourth NRSRO.

On June 4th the SEC issued its Concept Release regarding the credit ratings industry. The Release restated many questions first raised in the Commission’s January 2003 report, and requested public comment on those questions. Questions were grouped under three broad themes:

•	Whether credit rating agencies should continue to be used for regulatory purposes under the federal securities laws?

•	If ratings continue to be used in federal securities laws, what should be the process for approving rating agencies?

•	If ratings continue to be used in federal securities laws, what should be the nature and extent of oversight?

Numerous market participants, including Moody’s, responded to the call for comment. Moody’s response can be found on the Company’s website at www.moodys.com. At present, Moody’s is unable to assess the nature and effect of any regulatory changes that may result from the SEC’s ongoing review.

Moody’s is also subject to regulation in certain non-U.S. jurisdictions in which it operates. In certain countries, governments may provide financial or other support to locally-based rating agencies. In addition, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers.

Implementation guidelines proposed by the Committee of European Securities Regulators under the European Commission’s Market Abuse Directive are applicable to many participants in the European capital markets, including credit rating agencies. Depending on the form in which they are ultimately adopted, such implementation guidelines may alter rating agencies’ communications with issuers as part of the rating assignment process, and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

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

Other legislation and regulation relating to credit rating and research services has been considered from time to time by local, national and multinational bodies and is likely to be considered in the future. If enacted, any such legislation and regulation could significantly change the competitive landscape in which Moody’s operates. In addition, the legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of Moody’s cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements

Certain statements contained in this Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for Moody’s business and operations that involve a number of risks and uncertainties. Those statements appear in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing at page 16 of this report on Form 10-Q, under “Legal Proceedings” in Item 1, Part II of this Form 10-Q, and elsewhere in the context of statements containing the words “believes”, “expects”, “anticipates” and other words relating to Moody’s views on future events, trends and contingencies. The forward-looking statements and other information are made as of the date of this Form 10-Q, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2002 and in other filings made by the Company from time to time with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the second quarter of 2003. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

The discussion of the litigation under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”, commencing at page 24 of this report on Form 10-Q, is incorporated into this Item 1 by reference.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EXHIBIT NO.		DESCRIPTION

3. ARTICLES OF INCORPORATION AND BY-LAWS

	1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998)

31. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.

(b)	Reports on Form 8-K:

The Company furnished its first quarter earnings press release in a Current Report on Form 8-K on April 23, 2003, on which information was reported under Items 9 and 12.

The Company furnished its second quarter earnings press release in a Current Report on Form 8-K on July 23, 2003, on which information was reported under Items 9 and 12.

The Company furnished a press release relating to the retirement of its non-executive chairman of the board of directors in a Current Report on Form 8-K on August 1, 2003, on which information was reported under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: August 14, 2003	By: /s/ JEANNE M. DERING

Jeanne M. Dering Senior Vice President and Chief Financial Officer

Date: August 14, 2003	By: /s/ CHARLES R. BRUSCHI

Charles R. Bruschi Vice President and Corporate Controller