Form 10-Q
period 2003-09-30
MOODYS CORP /DE/
filed 2003-11-12
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	at September 30, 2003

Common Stock, par value $0.01 per share	148.8 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2003 and December 31, 2002	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 6. Exhibits and Reports on Form 8-K	31
SIGNATURES	32
Exhibits
10.3 Amended and Restated 364-Day Credit Agreement
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue	$305.0	$248.3	$895.9	$751.4
Expenses
Operating, selling, general and administrative	135.7	113.8	385.1	324.9
Depreciation and amortization	8.1	7.1	23.8	17.4

Total expenses	143.8	120.9	408.9	342.3

Operating income	161.2	127.4	487.0	409.1

Interest and other non-operating expense, net	(7.4)	(5.9)	(3.6)	(16.5)

Income before provision for income taxes	153.8	121.5	483.4	392.6
Provision for income taxes	68.2	53.7	205.0	173.5

Net income	$85.6	$67.8	$278.4	$219.1

Earnings per share
Basic	$0.57	$0.44	$1.87	$1.41

Diluted	$0.56	$0.43	$1.83	$1.38

Weighted average shares outstanding
Basic	149.4	155.2	148.8	154.9

Diluted	153.5	159.4	152.5	158.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$179.9	$39.9
Accounts receivable, net of allowances of $17.9 in 2003 and $16.4 in 2002	207.8	178.1
Other current assets	50.4	54.3

Total current assets	438.1	272.3
Property and equipment, net	47.1	50.6
Prepaid pension costs	60.0	59.3
Goodwill	126.4	126.3
Intangible assets, net	79.2	84.4
Other assets	36.2	37.9

Total assets	$787.0	$630.8

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$175.6	$184.9
Bank borrowings	—	107.1
Deferred revenue	184.4	170.0

Total current liabilities	360.0	462.0
Non-current portion of deferred revenue	37.5	28.5
Notes payable	300.0	300.0
Other liabilities	179.7	167.3

Total liabilities	877.2	957.8

Contingencies (Note 7)
Shareholders’ equity
Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $ .01 per share; 400,000,000 shares authorized; 171,451,136 shares issued at September 30, 2003 and December 31, 2002	1.7	1.7
Capital surplus	67.5	45.5
Retained earnings	480.1	221.8
Treasury stock, at cost; 22,622,545 and 22,560,826 shares of common stock at September 30, 2003 and December 31, 2002, respectively	(644.7)	(597.7)
Cumulative translation adjustment	5.2	1.7

Total shareholders’ equity	(90.2)	(327.0)

Total liabilities and shareholders’ equity	$787.0	$630.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN MILLIONS)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities
Net income	$278.4	$219.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	23.8	17.4
Stock-based compensation expense	8.0	—
Tax benefits from exercise of stock options	23.2	20.9
Write-off of computer software, property and equipment	0.2	1.3
Write-off of acquired in-process research and development	—	1.1
Changes in assets and liabilities:
Accounts receivable	(29.5)	9.7
Other current assets	4.7	0.9
Prepaid pension costs	(0.7)	(1.9)
Other assets	(0.6)	2.0
Accounts payable and accrued liabilities	(11.5)	(83.1)
Deferred revenue	23.2	20.0
Other liabilities	12.8	35.8

Net cash provided by operating activities	332.0	243.2

Cash flows from investing activities
Acquisition, net of cash acquired	—	(205.7)
Net capital additions	(12.7)	(13.3)
Cash acquired in a business acquisition (see Note 4)	1.1	0.2

Net cash used in investing activities	(11.6)	(218.8)

Cash flows from financing activities
Net repayments of bank borrowings	(107.1)	—
Proceeds from stock plans	58.3	44.8
Cost of treasury shares repurchased	(114.5)	(143.2)
Payment of dividends	(20.1)	(21.1)
Payments under capital lease obligations	(0.9)	—

Net cash used in financing activities	(184.3)	(119.5)

Effect of exchange rate changes on cash and cash equivalents	3.9	1.8

Increase (decrease) in cash and cash equivalents	140.0	(93.3)
Cash and cash equivalents, beginning of the period	39.9	163.2

Cash and cash equivalents, end of the period	$179.9	$69.9

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2002 annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year and prior quarter amounts have been reclassified to conform to the current presentation.

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

The condensed consolidated statements of operations for the three and nine months ended September 30, 2003 include compensation expense of $2.8 million and $7.7 million, respectively, related to stock options granted, and stock issued under the employee stock purchase plan, since January 1, 2003. The condensed consolidated statements of operations for the three and nine months ended September 30, 2002 include no such expense. In addition, the 2003 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in millions, except per share data)
Net income:
As reported	$85.6	$67.8	$278.4	$219.1
Add: Stock-based compensation plan expense included in reported net income, net of tax	1.8	—	4.9	—
Deduct: Stock-based compensation plan expense determined under the fair value method, net of tax	(5.0)	(3.7)	(15.5)	(11.1)

Pro forma net income	$82.4	$64.1	$267.8	$208.0

Basic earnings per share:
As reported	$0.57	$0.44	$1.87	$1.41
Pro forma	$0.55	$0.41	$1.80	$1.34
Diluted earnings per share:
As reported	$0.56	$0.43	$1.83	$1.38
Pro forma	$0.54	$0.40	$1.76	$1.31

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the nine months ended September 30, 2003 and 2002 and the three months ended September 30, 2003. There were no options issued during the three months ended September 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003		2003		2002

Expected dividend yield	0.41%		0.41%		0.41%
Expected stock volatility	30%		30%		25%
Risk-free interest rate	2.48%		3.03%		4.16%
Expected holding period	5.0	yrs	5.0	yrs	4.5	yrs

The estimated weighted average fair value of Moody’s options granted during the nine months ended September 30, 2003 and 2002 was $13.02 and $10.95, respectively. The estimated weighted average fair value of Moody’s options granted during the three months ended September 30, 2003 was $15.38.

The condensed consolidated statements of operations for the three and nine months ended September 30, 2003 includes compensation expense of $0.2 million and $0.3 million, respectively, related to shares of restricted stock issued in 2003 to the Board of Directors under the 1998 Directors Plan. Since no restricted stock was issued in 2002 and prior years, the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 include no such expense.

3.     RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

		(in millions)
Weighted average number of shares — Basic	149.4	155.2	148.8	154.9
Dilutive effect of shares issuable under stock-based compensation plans	4.1	4.2	3.7	3.8

Weighted average number of shares — Diluted	153.5	159.4	152.5	158.7

For the nine months ended September 30, 2003, options to purchase 6,500 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the year-to-date average market price of the Company’s common stock during the applicable period (the “antidilutive options”). There were no antidilutive options for the three months ended September 30, 2003 or the three and nine months ended September 30, 2002.

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

In accordance with SFAS No. 142, the acquired goodwill, which has been assigned to the Moody’s KMV segment, will not be amortized. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the $1.1 million allocated to acquired in-process research and development was written off immediately following the acquisition. Current assets above includes acquired cash of $7.2 million. Other assets includes acquired software of $16.0 million with a life of 5 years. For income tax purposes, the excess of the purchase price over the acquired net assets is expected to be amortized over 15 years.

The following pro forma consolidated financial information for the nine months ended September 30, 2002 reflect the acquisition of KMV as if it had been consummated as of January 1, 2002, after giving effect to the following adjustments: (i) elimination of transaction related charges resulting from the acquisition; (ii) amortization of acquired intangible assets and software; (iii) Moody’s financing costs for the transaction, consisting of interest expense that would have been incurred on the $81.0 million of bank borrowings and interest income that would have been foregone on the balance of the purchase price; and (iv) related income tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(in millions, except per share data)
				(pro forma)
Revenue	$305.0	$248.3	$895.9	$766.5
Net income	$85.6	$67.8	$278.4	$218.2
Diluted earnings per share	$0.56	$0.43	$1.83	$1.37

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

Korea Investors Service

In August 1998, the Company made a 10% cost-basis investment in Korea Investors Service (“KIS”), a Korean rating agency. In December 2001, the Company entered into a definitive agreement to increase its investment to just over 50%, at a cost of $9.6 million with a contingent payment of up to 6.9 billion Korean Won (approximately $6.0 million as of September 30, 2003) in 2005, based on KIS net income for the three-year period ending December 31, 2004.

Starting in January 2002, the Company consolidated the results of KIS in its financial statements. The minority shareholder’s interest has been included in other long-term liabilities. The purchase price allocation resulted in amortizable intangible assets of $2.9 million with a weighted average life of 5.6 years and goodwill of $1.9 million that is not being amortized.

Argentine Rating Agencies

As a result of the devaluation of the Argentine peso that occurred in 2002, an acquisition-related purchase price adjustment was triggered relating to Moody’s equity-basis investments in two Argentine rating agencies. The adjustment resulted in Moody’s receiving additional shares in the two Argentine rating agencies, which increased Moody’s ownership position to over 90%. As a result, starting in January 2003 the Argentine rating agencies are being consolidated in Moody’s financial statements.

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, under which goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually for recoverability, or more frequently if impairment indicators arise.

In connection with the 2002 acquisition of KMV, Moody’s acquired goodwill and intangible assets, which are described in Note 4.

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2003			Year Ended December 31, 2002

	(in millions)			(in millions)
	Moody’s Investors	Moody’s		Moody’s Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Beginning balance	$2.3	$124.0	$126.3	$0.4	$5.6	$6.0
Net change from acquisitions	—	—	—	1.9	118.3	120.2
Other	—	0.1	0.1	—	0.1	0.1

Total	$2.3	$124.1	$126.4	$2.3	$124.0	$126.3

The following table summarizes other intangible assets subject to amortization at the dates indicated:

	September 30,	December 31,
	2003	2002

	(in millions)
Customer lists (11.3 year weighted average life)	$57.8	$57.8
Accumulated amortization	(9.3)	(5.3)

Net customer lists	$48.5	$52.5

Other intangible assets (5.6 year weighted average life)	$8.2	$8.2
Accumulated amortization	(3.0)	(1.8)

Net other intangible assets	$5.2	$6.4

Total	$53.7	$58.9

Amortization expense for other intangible assets for the nine-months ended September 30, 2003 and 2002 was $5.2 million and $3.6 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Years ending December 31,

(in millions)
2003 (after September 30)	$1.8
2004	6.9
2005	6.5
2006	6.2
2007	5.5
Thereafter	26.8

As of September 30, 2003, $25.5 million in trade secrets acquired with the acquisition of KMV were not subject to amortization. Current circumstances and conditions continue to support an indefinite useful life.

6.     INDEBTEDNESS

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000, the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest incurred under the Notes was $17.1 million in each of the nine months ended September 30, 2003 and 2002.

The revolving credit facility (the “Facility”), which had no borrowings outstanding as of September 30, 2003, consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2004. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At September 30, 2003, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points of the facility amount to 12.5 basis points, depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at September 30, 2003. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility amount.

In April 2002, Moody’s used the Facility to initially fund a portion of the purchase price for the KMV acquisition; such borrowings were repaid in the second quarter of 2002. Since that time, Moody’s has borrowed from time to time under the Facility to fund share repurchases. Interest paid under the Facility for the nine months ended September 30, 2003 and 2002 was $0.6 million and $0.2 million, respectively.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At September 30, 2003, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

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

Royalty Expense Deductions

During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996. New D&B disagrees with the position taken by the IRS in its Report. During the third quarter of 2003, New D&B filed a protest with the Appeals Office of the IRS to contest the Examination Report. If the IRS Appeals Office were to uphold the Examination Report, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court, where payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the required payment to the IRS could be up to approximately $56 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

In a related matter, New D&B has received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established in 1993, and to reallocate to Old D&B income and expense items that had been claimed on the partnership tax return for 1996. During the third quarter of 2003, New D&B filed a protest with the Appeals Office of the IRS to contest the Examination Report. If the IRS Appeals Office were to uphold the Examination Report, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court, where payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to approximately $49 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph, and Moody’s also could be obligated for future interest payments on its share of such liability.

Moody’s and New D&B have retained new outside counsel with respect to the Royalty Expense Deductions matters discussed above, who will among other things be advising the Company on potential courses of action.

Amortization Expense Deductions

In November 2003, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a partnership transaction entered into in 1997 that could result in amortization expense deductions from 1997 through 2012. In this Notice, which resulted from the IRS’ audit of Old D&B’s 1997 tax return, the IRS proposed to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 tax return. New D&B disagrees with the position taken by the IRS. If the IRS were to issue a formal assessment consistent with the Notice for 1997 or for future years, and were to prevail in its position, then New D&B would be required to pay the assessment. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $92 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

Moody’s and New D&B have retained new outside counsel with respect to this matter, who will among other things be advising the Company on potential courses of action.

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

8. COMPREHENSIVE INCOME

     Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

		(in millions)
Net income	$85.6	$67.8	$278.4	$219.1
Other comprehensive income — foreign currency translation adjustment	1.8	1.7	3.5	3.1

Total comprehensive income	$87.4	$69.5	$281.9	$222.2

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

Below are results of operations by segment, Moody’s Investors Service revenue by business unit and revenue information by geographic area, all for the three and nine months ended September 30, 2003 and 2002 and total assets by segment as of September 30, 2003 and December 31, 2002 (in millions). Certain prior year and prior quarter amounts have been reclassified to conform to the current presentation.

Results of Operations by Segment

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$277.3	$27.7	$305.0	$225.1	$23.2	$248.3
Operating expenses	113.7	22.0	135.7	94.7	19.1	113.8
Depreciation and amortization	3.9	4.2	8.1	3.3	3.8	7.1

Operating income	159.7	1.5	161.2	127.1	0.3	127.4

Interest and other non-operating expense, net			(7.4)			(5.9)

Income before provision for income taxes			153.8			121.5
Provision for income taxes			68.2			53.7

Net income			$85.6			$67.8

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$817.2	$78.7	$895.9	$699.4	$52.0	$751.4
Operating expenses	321.6	63.5	385.1	276.3	48.6	324.9
Depreciation and amortization	11.4	12.4	23.8	9.3	8.1	17.4

Operating income (loss)	484.2	2.8	487.0	413.8	(4.7)	409.1

Interest and other non-operating expense, net			(3.6)			(16.5)

Income before provision for income taxes			483.4			392.6
Provision for income taxes			205.0			173.5

Net income			$278.4			$219.1

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Ratings revenue:
Structured finance	$110.1	$92.8	$324.8	$281.5
Corporate finance	69.4	50.6	202.4	174.1
Financial institutions and sovereign risk	44.8	36.9	134.6	117.1
Public finance	21.4	20.6	65.0	58.7

Total ratings revenue	245.7	200.9	726.8	631.4
Research revenue	31.6	24.2	90.4	68.0

Total Moody’s Investors Service	$277.3	$225.1	$817.2	$699.4

Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

United States	$192.4	$165.2	$578.6	$505.6
International	112.6	83.1	317.3	245.8

Total	$305.0	$248.3	$895.9	$751.4

Total Assets by Segment

	September 30, 2003			December 31, 2002

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Total assets by segment	$536.1	$250.9	$787.0	$364.2	$266.6	$630.8

10. INSURANCE RECOVERY

In February 2003, Moody’s received a $15.9 million insurance recovery related to the September 11th tragedy, for incremental costs incurred and for lost profits due to the sharp decline in debt market activity in the weeks following the disaster. Moody’s had previously received a $4.0 million advance payment in 2002, resulting in a total recovery of $19.9 million. Moody’s had incurred incremental costs of $6.3 million for property damage and temporary office facilities, and had fully accrued for the recovery of these costs in its financial statements. The remainder of the insurance recovery, $13.6 million, had not been previously accrued as its realizability was not sufficiently assured. As a result, in the first quarter of 2003 Moody’s recorded a gain of $13.6 million, included in interest and other non-operating expense, net in the condensed consolidated statements of operations.

11. SUBSEQUENT EVENT

On October 28, 2003, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on December 10, 2003 to shareholders of record at the close of business on November 20, 2003.

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

The Moody’s KMV business consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV (“MKMV”) develops and distributes quantitative credit assessment products and services for banks and investors in credit-sensitive assets, credit training services and credit process software.

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

Certain prior year and prior quarter amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Total Company Results

Moody’s revenue for the third quarter of 2003 was $305.0 million, an increase of $56.7 million or 22.8% from $248.3 million for the third quarter of 2002. Moody’s revenue growth was primarily driven by strength in global corporate finance, U.S. structured finance, European financial institutions, global research and MKMV international. The strength of foreign currencies, especially the Euro, relative to the U.S. dollar accounted for approximately 175 basis points of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

Revenue in the United States was $192.4 million for the third quarter of 2003, an increase of $27.2 million or 16.5% from $165.2 million in the third quarter of 2002. Speculative grade issuance in the corporate finance sector, and growth in structured finance and research, were significant drivers of U.S. revenue growth in the quarter.

Moody’s international revenue was $112.6 million for the third quarter of 2003, an increase of $29.5 million or 35.5% over $83.1 million in the same period of 2002. International revenue growth was driven primarily by financial institutions and corporate finance issuance as well as Moody’s KMV. Foreign currency translation also contributed to reported growth. International revenue accounted for 37% of Moody’s total revenue in the third quarter of 2003, compared with 33% in the prior year quarter.

Operating, selling, general and administrative expenses were $135.7 million in the third quarter of 2003, an increase of $21.9 million or 19.2% from $113.8 million in the third quarter of 2002. The largest contributor to year-to-year expense growth was compensation and benefits, reflecting compensation increases and staffing growth in the Moody’s Investors Service European and global structured finance businesses, the specialist teams that support Moody’s enhanced analysis initiative, and Moody’s KMV. The 2003 period also included $2.8 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003. Foreign currency translation also contributed to year-to-year expense growth. Depreciation and amortization was $8.1 million and $7.1 million in the third quarter of 2003 and 2002, respectively.

Third quarter operating income of $161.2 million rose $33.8 million or 26.5% from $127.4 million in the same period of 2002. This increase was primarily the result of the revenue growth mentioned above. In addition, the impact of foreign currency translation accounted for approximately 175 basis points of reported operating income growth. Moody’s operating margin for the third quarter of 2003 was 52.9% compared to 51.3% a year earlier. The quarter’s margin increase was the result of better-than-anticipated revenue growth, while staffing and related costs grew at a slower rate.

Interest and other non-operating expense, net was $7.4 million for the third quarter of 2003 compared with $5.9 million for the same period of 2002. Interest expense of $5.7 million in both periods related to the interest expense on Moody’s $300 million of private placement debt. Interest income was $0.5 million in 2003 compared to $0.8 million in 2002. Foreign exchange losses totaled $1.6 million in 2003 and $1.0 million in 2002.

Moody’s effective tax rate was 44.4% in the third quarter of 2003 compared to 44.2% in the third quarter of 2002. The third quarter 2003 tax rate reflects the reversal of tax benefits recorded during the first six months of the year due to new tax legislation enacted by New York State in October 2003, which disallows the deduction of certain royalty payments between affiliated companies retroactive to January 1, 2003. The reversal increased the third quarter effective tax rate by 2.3% compared with the prior year rate. This impact was substantially offset by continued operating growth in jurisdictions with lower tax rates than New York.

Net income was $85.6 million for the third quarter of 2003, an increase of $17.8 million or 26.3% from $67.8 million for the same period of 2002. Basic and diluted earnings per share for the third quarter of 2003 were $0.57 and $0.56, respectively, compared to basic and diluted earnings per share of $0.44 and $0.43, respectively, for the third quarter of 2002. Earnings per share in 2003 included a $0.01 impact related to the Company’s change in accounting for stock-based compensation, described above.

Segment Results

Moody’s Investors Service

Third quarter Moody’s Investors Service revenue was $277.3 million, up $52.2 million or 23.2% from $225.1 million in the third quarter of 2002. Good growth was achieved in a number of ratings sectors as well as in research, with price increases and foreign currency translation also contributing to growth in reported revenue.

Structured finance revenue was $110.1 million for the third quarter of 2003, an increase of $17.3 million or 18.6% from $92.8 million in the 2002 quarter. In the United States, structured finance grew over 20% primarily due to growth in residential and commercial mortgage backed securities as well as collateralized debt obligations. The low interest rate environment continued to drive refinancing and new mortgage activity. International structured revenue grew in the high single-digits. The tightening of credit spreads and smaller transaction sizes led to weakness in the credit derivatives sector, which was more than offset by strength in the residential mortgage-backed sector.

Corporate finance revenue was $69.4 million in the third quarter of 2003, up $18.8 million or 37.2% from $50.6 million in the third quarter of 2002. In the United States, corporate finance revenue grew over 30% principally due to strength in the speculative grade sector. The number of speculative grade issues increased significantly in the third quarter of 2003 compared to the prior year period as investors continued to favor the risk-return profile in this sector. United States investment grade issues increased over the prior year period, driven principally by refinancing activity as economic activity and business investment remained weak. In Europe revenue grew more than 50% on robust issuance versus a relatively weak prior year period. Revenue from non-transaction based areas, including relationship based fees, as well as price increases and foreign currency translation, also contributed to growth versus the prior year.

Revenue in the financial institutions and sovereign risk group was $44.8 million for the third quarter of 2003, an increase of $7.9 million or 21.4% from $36.9 million for the same period of 2002. In Europe revenue increased over 70% on strong dollar issuance volumes over the prior year period. Price increases also contributed to growth in reported global revenue. In the U.S. revenues declined versus strong prior year comparisons as the number of issues was down slightly.

Public finance revenue of $21.4 million for the third quarter of 2003 was up $0.8 million or 3.9% from $20.6 million in the 2002 third quarter. Aggregate dollar issuance volume in the U.S. municipal bond market was flat relative to the third quarter of 2002. “New money” issuance continued to grow year-to-year in the third quarter as municipalities borrowed to offset weak tax receipts, but refinancing declined versus the prior year due to increased borrowing costs in this sector.

Research revenue increased $7.4 million or 30.6% to $31.6 million for the third quarter of 2003, compared with $24.2 million for the same period of 2002. In both the U.S. and European markets, performance was driven by growth in licensing sales of Moody’s information to third party distributors, sales of new products to existing clients, and new clients.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $113.7 million for the third quarter of 2003, an increase of $19.0 million or 20.1% from $94.7 million in the third quarter of 2002. The largest contributor to year-to-year expense growth was compensation and benefits, reflecting compensation increases and staffing growth in Europe and the global structured finance business as well as the specialist teams that support Moody’s enhanced analysis initiative. The 2003 period also included $2.5 million of expense related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003. Foreign currency translation also contributed to year-to-year growth in reported expenses. Depreciation and amortization expense was $3.9 million for the third quarter of 2003 versus $3.3 million in the third quarter of 2002.

Moody’s Investors Service operating income of $159.7 million for the third quarter of 2003 was up $32.6 million or 25.6% from $127.1 million in the third quarter of 2002.

Moody’s KMV

Third quarter Moody’s KMV revenue was $27.7 million, up $4.5 million or 19.4% from $23.2 million in the third quarter of 2002, principally reflecting growth in subscription revenue from credit risk assessment products, including Credit Edge™ and RiskCalc™. Good year-to-year growth was also achieved in the quarter in license fees and maintenance related to credit decisioning software.

MKMV’s operating, selling, general and administrative expenses were $22.0 million for the third quarter of 2003, an increase of $2.9 million or 15.2% from $19.1 million in the third quarter of 2002. The year-to-year increase in operating, selling, general and administrative expenses in the third quarter was primarily due to increased staffing to support business growth. Expenses for the third quarter of 2003 also included $0.3 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003.

Depreciation and amortization expense was $4.2 million for the third quarter of 2003 versus $3.8 million in the third quarter of 2002. The year-to-year increase in depreciation and amortization was primarily due to increased amortization of capitalized software development costs.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Total Company Results

Moody’s revenue for the first nine months of 2003 was $895.9 million, an increase of $144.5 million or 19.2% from $751.4 million for the first nine months of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, revenue for the first nine months of 2002 would have been $766.5 million and year-to-year growth in 2003 would have been 16.9%. The primary contributors to Moody’s revenue growth were the global structured finance, global corporate finance, international financial institutions, global research and Moody’s KMV business units. The strength of foreign currencies, especially the Euro, relative to the U.S. dollar accounted for approximately 200 basis points of reported revenue growth. Price increases also contributed to year-to-year growth in revenue.

Revenue in the United States was $578.6 million for the first nine months of 2003, an increase of $73.0 million or 14.4% from $505.6 million in the first nine months of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, United States revenue for the first nine months of 2002 would have been $513.2 million and year-to-year growth would have been 12.7%. Strong growth was achieved in many business units within Moody’s Investors Service during the first nine months of 2003 led by structured finance, corporate finance, research and Moody’s KMV.

Moody’s international revenue was $317.3 million for the first nine months of 2003, an increase of $71.5 million or 29.1% over $245.8 million in the same period of 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, international revenue for the first nine months of 2002 would have been $253.3 million and year-to-year growth would have been 25.3%. Growth was driven by strong performances in all international business units. Foreign currency translation accounted for approximately 600 basis points of reported revenue growth. International revenue accounted for 35% of Moody’s total revenue in the first nine months of 2003, compared with 33% in the prior year period.

Operating, selling, general and administrative expenses were $385.1 million in the first nine months of 2003, an increase of $60.2 million or 18.5% from $324.9 million in the first nine months of 2002. Assuming that Moody’s had owned KMV for the entire first nine months of 2002, pro forma operating expenses would have been $337.5 million in the first nine months of 2002, and year-to-year growth would have been 14.1%. The largest contributor to year-to-year pro forma expense growth was compensation and benefits, reflecting compensation increases and increased staffing in Europe, the global structured finance business, the specialist teams that support Moody’s enhanced analysis initiative, and MKMV. This was partially offset by a decline in expense for incentive compensation due to lower year-to-year growth in the Company’s operating results in 2003 compared with the same period of 2002. Other year-to-year expense increases included $7.7 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003, and higher professional fees, mainly for legal costs. In addition, foreign currency translation contributed approximately 275 basis points to year-to-year expense growth.

Depreciation and amortization was $23.8 million and $17.4 million in the first nine months of 2003 and 2002, respectively. The year-to-year increase was due to the amortization of acquired software and intangible assets related to the KMV acquisition and computer hardware and software placed into service during 2003. If the acquisition of KMV had been completed as of January 1, 2002, pro forma depreciation and amortization would have been $20.5 million in the first nine months of 2002. The pro forma year-to-year increase of $3.3 million principally related to computer hardware and software placed into service during 2003.

Operating income of $487.0 million for the first nine months of 2003 rose $77.9 million or 19.0% from $409.1 million in the same period of 2002. This increase was primarily the result of the revenue growth mentioned above. In addition, the strength of foreign currencies, especially the Euro, relative to the U.S. dollar accounted for approximately 150 basis points of reported operating income growth. Moody’s operating margin for the first nine months of 2003 and 2002 was 54.4%. The operating margin for the first nine months of 2003 compared to the first nine months of 2002 reflected the following offsetting changes: an increase in revenue without a proportional increase in expenses, growth in Moody’s KMV at a lower incremental margin than the Moody’s Investors Service business and 2003 expense related to stock-based compensation with no counterpart in 2002.

Interest and other non-operating expense, net was $3.6 million for the first nine months of 2003 compared with $16.5 million for the same period of 2002. The 2003 amount included a gain of $13.6 million on an insurance recovery related to the September 11th tragedy, as discussed in Note 10 to the condensed consolidated financial statements. Interest expense was $17.7 million in 2003 compared to $17.4 million in 2002. The amounts in both periods included $17.1 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $1.0 million in 2003, down from $2.1 million in 2002 due to lower cash on hand and lower interest rates. Foreign exchange gains (losses) were $0.2 million in 2003 compared to ($1.4) million in 2002.

Moody’s effective tax rate was 42.4% in the first nine months of 2003 compared to 44.2% in the first nine months of 2002. The decrease in the tax rate reflected continued operating growth in jurisdictions with lower tax rates than New York and tax benefits from the establishment of a New York captive insurance company during 2002.

Net income was $278.4 million for the first nine months of 2003, an increase of $59.3 million or 27.1% from $219.1 million for the same period of 2002. Basic and diluted earnings per share for the first nine months of 2003 were $1.87 and $1.83, respectively, compared to basic and diluted earnings per share of $1.41 and $1.38, respectively, for the first nine months of 2002. Earnings per share in 2003 included a $0.03 impact related to the Company’s change in accounting for stock-based compensation, described above.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the first nine months of 2003 was $817.2 million, up $117.8 million or 16.8% from $699.4 million in the first nine months of 2002. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation accounted for approximately 225 basis points of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $324.8 million for the first nine months of 2003, an increase of $43.3 million or 15.4% from $281.5 million in the 2002 quarter. International structured finance revenue grew in the low twenty percent range, with good underlying growth in Europe being the main driver. Foreign currency translation also contributed to revenue growth over the prior period. In the U.S., structured finance revenue grew in the mid-teens percent range as the low interest rate environment continued to drive refinancing and new mortgage activity. All sectors within the U.S. reported good growth, with the asset finance and residential mortgage backed sectors being the largest contributors. Price increases also contributed to year-to-year growth in global structured finance revenue.

Corporate finance revenue was $202.4 million in the first nine months of 2003, up $28.3 million or 16.3% from $174.1 million in the first nine months of 2002. Revenue grew in the mid-teens percent in the United States and over 30% in Europe. In the United States, the number of speculative grade issues rose significantly year-to-year due to refinancings and new issuers. In addition, investment grade issuance volume increased more than 10% year-to-year. U.S. revenue growth was also derived from areas not related to public debt issuance such as U.S. syndicated bank loan ratings and relationship-based fees. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $134.6 million for the first nine months of 2003, an increase of $17.5 million or 14.9% from $117.1 million for the same period of 2002. In Europe, revenue growth exceeded 30% as the number of transactions rose substantially versus the 2002 period. Strong revenue growth occurred in other international geographies as well, whereas in the U.S. revenues were flat versus strong prior year comparisons. Price increases also contributed to global financial institutions revenue growth over the prior year period.

Public finance revenue of $65.0 million for the first nine months of 2003 was up $6.3 million or 10.7% from $58.7 million in the 2002 period. Dollar issuance in the municipal bond market grew 10% versus the first nine months of 2002. Refinancings as a percentage of total issuance have declined compared to the same period 2002.

Research revenue increased $22.4 million or 32.9% to $90.4 million for the first nine months of 2003, compared with $68.0 million for the same period in 2002. In both the U.S. and European markets, the performance was driven by growth in licensing of Moody’s information to third party distributors, sales of new products to existing clients and new clients. Foreign currency translation also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $321.6 million for the first nine months of 2003, an increase of $45.3 million or 16.4% from $276.3 million in the first nine months of 2002. The largest contributor to year-to-year expense growth was compensation and benefits, reflecting compensation increases and staffing growth in Europe and the global structured finance business as well as the specialist teams that support Moody’s enhanced analysis initiative. This was partially offset by a decline in expense for incentive compensation due to lower year-to-year growth in the Company’s operating results in 2003 compared with the same 2002 period. Other year-to-year expense increases included $6.8 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003, and increased professional fees, mainly for legal costs and expanded data processing back-up services. Foreign currency translation also contributed to year-to-year growth in reported expenses. Depreciation and amortization expense was $11.4 million for the first nine months of 2003 versus $9.3 million in the first nine months of 2002. The year-to-year increase of $2.1 million principally related to computer hardware and software placed into service during 2003.

Moody’s Investors Service operating income of $484.2 million for the first nine months of 2003 was up $70.4 million or 17.0% from $413.8 million in the first nine months of 2002.

Moody’s KMV

The following table shows Moody’s KMV reported results for the first nine months of 2003 compared with the reported results for the first nine months of 2002 (the “reported comparisons”), and compared with the first nine months of 2002 on a pro forma basis presented as if Moody’s had acquired KMV on January 1, 2002 (the “pro forma comparisons”), in a manner consistent with SFAS No. 141 and as further described in Note 4 to the condensed consolidated financial statements. The discussion of MKMV results of operations that follows is based on the pro forma comparisons.

		Reported Comparisons			Pro Forma Comparisons

			2003 Variance to 2002			2003 Variance to 2002

	First nine	First nine			First nine
(dollars in millions)	months of 2003	months of 2002	$	%	months of 2002	$	%

Revenue	$78.7	$52.0	$26.7	51.3%	$67.1	$11.6	17.3%
Operating expenses	63.5	48.6	14.9	30.7%	61.2	2.3	3.8%
Depreciation and amortization	12.4	8.1	4.3	53.1%	11.2	1.2	10.7%

Operating income (loss)	$2.8	($4.7)	$7.5		($5.3)	$8.1

MKMV’s pro forma year-to-year revenue increase in the first nine months of 2003 principally reflected growth in its subscription revenue from credit risk assessment products, including Credit EdgeTM and RiskCalcTM. Revenue from license fees and maintenance related to credit decisioning software grew modestly year-to-year.

The pro forma year-to-year increase in operating, selling, general and administrative expenses in the first nine months principally reflected increased salary expenses due to higher staffing to support the continued growth of the business offset by lower expenses for incentive compensation due to below target operating performance in 2003, whereas performance was above target in 2002. Included in 2002 expenses are $2.9 million of acquisition related charges, primarily for write-offs of software and in-process research and development. The 2003 MKMV expenses included $0.9 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003. Pro forma depreciation and amortization expense reflected $6.6 million of amortization of acquired KMV software and intangible assets in each period. The pro forma year-to-year increase in depreciation and amortization was primarily due to increased amortization of capitalized software development costs.

Liquidity and Capital Resources

Cash Flow

Net cash provided by operating activities was $332.0 million and $243.2 million for the nine months ended September 30, 2003 and 2002, respectively. The increase of $88.8 million reflected a number of factors, including year-to-year growth in net income of $59.3 million. In addition, the Company’s income tax payments were lower in the first nine months of 2003 than in the comparable 2002 period, due to the deferral of approximately $50 million of 2001 taxes into 2002 as a result of the September 11th tragedy. These impacts were partially offset by a year-to-year increase in accounts receivable (principally as a result of continued growth in the business), lower accruals of current year incentive compensation (since year-to-year growth in the Company’s operating results was lower in the first nine months of 2003 than in the same period of 2002) and higher payments for prior year incentive compensation.

Net cash used in investing activities was $11.6 million for the nine months ended September 30, 2003 compared with $218.8 million for the same period of 2002. The 2003 amount included $1.1 million of cash acquired in connection with an increase in the Company’s ownership of Argentine rating agencies, as described in Note 4 to the condensed consolidated financial statements. The 2002 amount included $205.4 million of net cash used in connection with the acquisition of KMV in April 2002. Capital expenditures were $12.7 million in the first nine months of 2003 and $13.3 million in the 2002 period, primarily for computer hardware and software.

Net cash used in financing activities was $184.3 million for the nine months ended September 30, 2003 compared to $119.5 million for the nine months ended September 30, 2002. The increase in cash used in 2003 primarily reflected the repayment of $107.1 million of borrowings that were outstanding under the Company’s bank revolving credit facility at December 31, 2002. In addition, spending on share repurchases for the first nine months of 2003 was $114.5 million compared with $143.2 million in the 2002 period. Dividends paid in the first nine months of 2003 and 2002 were $20.1 million and $21.1 million, respectively.

Borrowings

At September 30, 2003 and 2002, the Company had outstanding $300 million of long-term financing, as described below. There were no borrowings outstanding under the Company’s bank revolving credit facility at either date. The Company initially borrowed under its revolving credit facility during the second quarter of 2002 to fund a portion of the acquisition price for KMV, and subsequently repaid those borrowings. Moody’s has since borrowed under the facility from time to time to fund share repurchases, and has benefited from favorable short-term borrowing costs. Management is considering pursuing long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The revolving credit facility (the “Facility”) consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2004. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At September 30, 2003, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points of the facility amount to 12.5 basis points, depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at September 30, 2003. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility amount.

Interest paid under the Facility for the nine months ended September 30, 2003 and 2002 was $0.6 million and $0.2 million, respectively.

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

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At September 30, 2003, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Relationships with Unconsolidated Entities

At September 30, 2003 Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Share Repurchases and Dividends

During October 2002, Moody’s completed the $300 million share repurchase program that had been authorized by the Board of Directors in October 2001. On October 22, 2002, the Board of Directors authorized an additional $450 million share repurchase program, which includes both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of share issuance under the Company’s employee stock plans.

During the first nine months of 2003, the Company repurchased 2.5 million shares at a total cost of $114.5 million. The repurchases offset 2.4 million shares issued under employee stock plans during the period. Since becoming a public company in September 2000 and through the first nine months of 2003, Moody’s has repurchased 22.0 million shares at a total cost of $823.8 million, including 8.5 million shares to offset issuances under employee stock plans.

On October 28, 2003, the Board of Directors of the Company approved a quarterly dividend of 4.5 cents per share of Moody’s common stock, payable on December 10, 2003 to shareholders of record at the close of business on November 20, 2003.

Outlook

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See “Forward-Looking Statements” following this section.

2003 Full-Year Outlook

During the third quarter, interest rates remained near historic lows and continued to drive robust refinancing activity in several market sectors where Moody’s provides ratings. At the same time, while the U.S. economy showed signs of recovery we have not yet seen a broad-based improvement in business investment, which creates “new money” debt issuance. The difficulty of predicting the timing of a decline in refinancing activity and the return of significant issuance to fund business investment creates important uncertainty around Moody’s forecast of future results.

Within the ratings business, Moody’s expects full-year 2003 structured finance revenue growth in the low double-digit percent range. Although U.S. residential mortgage refinancing levels have declined from the record levels of the second quarter of 2003, declines in related mortgage-backed securitizations may not occur until late 2003 or until 2004. In international structured finance markets, strength in several smaller asset classes and instrument types, and the favorable impact of currency translation, are expected to continue to drive percent growth in the mid- to high-teens for the year. In our corporate finance business, we expect revenue to grow in the mid-teens percent range, with particular strength in U.S. high yield and international investment-grade issuance. Refinancing activity will likely continue to be the main reason for growth rather than issuance to fund new investment. We continue to believe that global financial institutions revenue will decline in the second half of the year compared to the first half notwithstanding the third quarter’s strength. In the U.S. public finance sector we expect revenue growth in the mid single-digit percent range. We also believe growth will remain strong in our research business. Finally, at MKMV we expect percent revenue growth in the mid-thirties percent on a reported basis and in the mid-teens on a pro forma basis (assuming that Moody’s had owned KMV as of January 1, 2002).

Overall for 2003, Moody’s expects that revenue growth will be in the mid-teens percent on a pro forma basis, as if KMV had been acquired at the beginning of 2002. On a reported basis, we expect that percent revenue growth will be in the mid-teens to high-teens percent range.

Moody’s expenses for 2003 will likely reflect continued investment spending on enhanced ratings practices, technology initiatives and product development, and continued hiring to support growth areas of the business. Moody’s expects that the full-year 2003 operating margin will decline approximately 50 basis points compared to 2002. The expected operating margin decline reflects a 100 basis point reduction due to the impact of expensing stock-based compensation plans and growth in the Moody’s KMV business at a lower incremental margin than the Moody’s Investors Service business, partially offset by better-than-expected revenue growth in 2003 without a proportional increase in expenses.

Overall, Moody’s expects full-year 2003 diluted earnings per share in the range of $2.29 – $2.33. This range of expected earnings per share includes the estimated $0.04 per share impact of expensing stock-based compensation plans as well as the $0.05 per share gain related to the first quarter insurance recovery.

Cash Flow

Moody’s believes that it has the financial resources necessary to meet its business requirements for the next twelve months and expects to have positive net cash provided by operating activities (“operating cash flow”) for fiscal year 2003. The Company currently intends to use the majority of its operating cash flow to continue its share repurchase program. The Company’s approach to returning excess cash to shareholders by means of share repurchase was based on the relative tax efficiency of capital gains over dividends. With the recent change in tax law to reduce the tax rate on dividends, the Company is in the process of reconsidering its dividend and share repurchase policies. In addition, as described above, the Company has borrowed from time to time under its bank revolving credit facility and may obtain more permanent financing when it is appropriate in light of cash requirements for share repurchases and other strategic opportunities.

In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays to pay to New D&B its share of potential liabilities related to the legacy tax and legal contingencies that are discussed in this Management’s Discussion and Analysis under “Contingencies”. These potential cash outlays might affect liquidity requirements and cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

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

Royalty Expense Deductions

During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996. New D&B disagrees with the position taken by the IRS in its Report. During the third quarter of 2003, New D&B filed a protest with the Appeals Office of the IRS to contest the Examination Report. If the IRS Appeals Office were to uphold the Examination Report, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court, where payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. The Company estimates that its share of the required payment to the IRS could be up to approximately $56 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

In a related matter, New D&B has received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established in 1993, and to reallocate to Old D&B income and expense items that had been claimed on the partnership tax return for 1996. During the third quarter of 2003, New D&B filed a protest with the Appeals Office of the IRS to contest the Examination Report. If the IRS Appeals Office were to uphold the Examination Report, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court, where payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to approximately $49 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph, and Moody’s also could be obligated for future interest payments on its share of such liability.

Moody’s and New D&B have retained new outside counsel with respect to the Royalty Expense Deductions matters discussed above, who will among other things be advising the Company on potential courses of action.

Amortization Expense Deductions

In November 2003, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a partnership transaction entered into in 1997 that could result in amortization expense deductions from 1997 through 2012. In this Notice, which resulted from the IRS’ audit of Old D&B’s 1997 tax return, the IRS proposed to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 tax return. New D&B disagrees with the position taken by the IRS. If the IRS were to issue a formal assessment consistent with the Notice for 1997 or for future years, and were to prevail in its position, then New D&B would be required to pay the assessment. In that event, Moody’s would be required to pay to New D&B its 50% share of New D&B’s payments to the IRS. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Management estimates that the Company’s current potential exposure related to this matter is $92 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take with respect to assessments and on whether New D&B continues claiming the amortization deductions on its tax returns.

Moody’s and New D&B have retained new outside counsel with respect to this matter, who will among other things be advising the Company on potential courses of action.

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

Regulation

Moody’s Investors Service registers as an investment adviser under the Investment Advisers Act of 1940, as amended. Moody’s has also been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the SEC. The SEC first applied the NRSRO designation in 1975 to agencies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (in certain mortgage-related legislation), the SEC (in its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.

Recently, there has been discussion in the U.S. regarding the continued use of ratings for regulatory purposes under federal securities laws, and the potential need for either greater or lesser regulation and oversight of credit rating agencies. In January 2003, the SEC released a report on the role and function of credit rating agencies in the operation of the securities markets. The report considered a number of issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002, and other issues arising from an SEC-initiated review of credit rating agencies. More specifically, the SEC identified five broad areas that deserved further examination:

•	Information Flow in the Credit Rating Process

•	Potential Conflicts of Interest

•	Alleged Anticompetitive or Unfair Practices

•	Reducing Potential Regulatory Barriers to Entry

•	The Appropriate Degree of Regulatory Oversight

In the report, the SEC further stated that it intended to publish a Concept Release to solicit comments on issues affecting the role and operation of credit rating agencies and expected thereafter to propose rules in response to those comments. Subsequent to releasing its report, in February 2003 the SEC designated Dominion Bond Rating Service, Ltd. of Canada as a fourth NRSRO, together with Moody’s, Standard & Poor’s and Fitch.

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

Numerous market participants, including Moody’s, responded to the call for comment. Moody’s response can be found on the Company’s website at www.moodys.com. At present, Moody’s is unable to assess the likelihood of any regulatory changes that may result from the SEC’s ongoing review, nor the nature and effect of any such regulatory changes.

Moody’s is also subject to regulation in certain non-U.S. jurisdictions in which it operates. In certain countries, governments may provide financial or other support to locally-based rating agencies. In addition, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers.

Implementation guidelines proposed by the Committee of European Securities Regulators under the European Commission’s Market Abuse Directive are applicable to many participants in the European capital markets. Credit rating agencies are excluded from control under the current draft of the guidelines. However, depending on the form in which the implementation guidelines are ultimately adopted by national regulators or lawmakers, such guidelines could include controls over credit rating agencies in some European Union countries. If so, the guidelines could, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process, and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

The Basel Committee on Banking Supervision is preparing a new capital adequacy framework to replace the framework proposed in 1988. Under this framework as now proposed, ratings assigned by a credit rating agency would be an alternative available to certain banks to determine the risk weights for many of their credit exposures. The Basel Committee’s proposal would institutionalize ratings of certain rating agencies as an alternative in the credit measurement processes of internationally active financial institutions and subject rating agencies to a broader range of oversight. Because the content of the proposal is not yet finalized, Moody’s cannot predict at this time the final form of any such regulation. However, Moody’s does not believe that this proposal, if adopted in its present form, would materially affect Moody’s Investors Service’s financial position or results of operations, or the manner in which it conducts its business.

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

Forward-Looking Statements

Certain statements contained in this Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for Moody’s business and operations that involve a number of risks and uncertainties. Those statements appear in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing at page 17 of this report on Form 10-Q, under “Legal Proceedings” in Item 1, Part II of this Form 10-Q, and elsewhere in the context of statements containing the words “believes”, “expects”, “anticipates” and other words relating to Moody’s views on future events, trends and contingencies. The forward-looking statements and other information are made as of the date of this Form 10-Q, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company’s exposure to market risk during the third quarter of 2003. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

The Company has implemented procedures to improve controls relating to consulting arrangements. The improved procedures were adopted following a review of the Company’s consulting arrangements, and a determination by the Company that it was appropriate to reclassify payments made to certain individuals as salary rather than consulting fees. The Company does not believe that the impacts of these changes are or will be material to its results of operations, cash flows or financial position.

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

The discussion of the litigation under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”, commencing at page 25 of this report on Form 10-Q, is incorporated into this Item 1 by reference.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.		DESCRIPTION

3. ARTICLES OF INCORPORATION AND BY-LAWS

	1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998)

10. MATERIAL CONTRACTS

	3*	Amended and Restated 364-Day Credit Agreement, dated as of September 8, 2003, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, JP Morgan Chase Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent.

31. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

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

The Company furnished its third quarter earnings press release in a Current Report on Form 8-K on October 29, 2003, on which information was reported under Items 9 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: November 12, 2003	By: /s/ JEANNE M. DERING

Jeanne M. Dering
Senior Vice President and
Chief Financial Officer

Date: November 12, 2003	By: /s/ CHARLES R. BRUSCHI

Charles R. Bruschi
Vice President and
Corporate Controller