Form 10-K
period 2003-12-31
MOODYS CORP /DE/
filed 2004-03-12
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2003 (based upon its closing transaction price on the Composite Tape on such date) was approximately $7.9 billion.

     As of January 31, 2004, 148.6 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 27, 2004, are incorporated by reference into Part III of this Form 10-K.

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

Prior to September 30, 2000, the Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”). On September 8, 2000, the Board of Directors of Old D&B approved a plan to separate into two publicly traded companies – the Company and The New D&B Corporation (“New D&B”). On September 30, 2000 (“the Distribution Date”), Old D&B distributed to its shareholders all of the outstanding shares of New D&B common stock (the “2000 Distribution”). New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company (the “D&B Business”). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and credit risk management services (the “Moody’s Business”) and was renamed “Moody’s Corporation”.

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

The Company

Moody’s is a provider of credit ratings, research and analysis covering debt instruments and securities in the global capital markets and a provider of quantitative credit assessment services, credit training services and credit process software to banks and other financial institutions. Founded in 1900, Moody’s employs approximately 2,300 people worldwide. Moody’s maintains offices in 19 countries and has expanded into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody’s customers include a wide range of corporate and governmental issuers of securities as well as institutional investors, depositors, creditors, investment banks, commercial banks, and other financial intermediaries. Moody’s is not dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on its business.

Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV.

Moody’s Investors Service publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks. Moody’s credit ratings and research help investors analyze the credit risks associated with fixed-income securities. Such independent credit ratings and research also contribute to efficiencies in markets for fixed-income and other obligations, such as insurance policies and derivative transactions, by providing credible and independent assessments of credit risk. Moody’s provides ratings and credit research on governmental and commercial entities in approximately 100 countries. Moody’s global and increasingly diverse services are designed to increase market efficiency and may reduce transaction costs. At the end of 2003, Moody’s had provided credit ratings and analysis on more than $30 trillion in debt, covering over 150,000 securities, including industrial corporations, financial institutions, governmental entities and structured finance issuers with more than 10,000 corporate relationships and over 75,000 public finance obligations issued in the U.S. market. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors.

Beyond credit rating services for issuers, Moody’s provides research services, data, and analytic tools that are utilized by institutional investors and other credit and capital markets professionals. Moody’s services cover various segments of the debt capital markets, and are sold to more than 3,000 institutions worldwide. Within these institutions, over 22,000 users accessed Moody’s research web site (www.moodys.com) during calendar year 2003. In addition to these clients, more than 130,000 other individuals visited Moody’s web site to retrieve current ratings and other information made freely available to the public.

The Moody’s KMV business consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV is a provider of credit risk management products for banks and investors in credit-sensitive assets, and serves over 1,500 clients operating in over 80 countries, including most of the world’s largest financial institutions. Moody’s KMV’s quantitative credit analysis tools include models that estimate the probability of default for over 26,000 publicly traded firms globally, updated daily. In addition, Moody’s KMV’s RiskCalcTM models extend the availability of these probabilities to privately held firms in many of the world’s economies. Moody’s KMV also offers services to value and improve the performance of credit-sensitive portfolios. Other services include credit training and software products to assist financial institutions in commercial lending activities.

Prospects for Growth

Over the past decade, global public and private fixed-income markets have grown significantly in terms of outstanding principal amount and types of securities. While there is potential for periodic cyclical disruption in these developments, Moody’s believes that the overall trend and outlook remain favorable for the continued growth in capital market activity worldwide. In addition, the securities being issued in the global fixed-income markets are becoming more complex. Moody’s expects that these trends will provide continued long-term demand for high-quality, independent credit opinions. These phenomena are especially apparent in Europe, where economic and monetary union is driving increased use of public fixed-income markets for corporate financing activities, and factors such as increased adoption and enabling regulation have driven growth in structured finance issuance.

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

Growth in issuance of structured finance securities has been stronger than growth in corporate and financial institutions issuance, and Moody’s expects that trend to continue. Growth in structured finance has reflected increased adoption of structured finance as an acceptable financing mechanism, regulatory changes that facilitate the use of structured finance, and increases in consumer debt that forms collateral for structured securities.

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

Moody’s operations are also subject to various risks inherent in carrying on business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders and other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because the Company’s basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources. Nationalization in the form of a new government-sponsored regional or global rating agency also poses a risk to Moody’s growth prospects. However, management believes the risk is reduced because of the likelihood that substantial investments over a sustained period would be required, compared to other regulatory changes under consideration for the credit rating industry.

Legislative bodies and regulators in both U.S. and Europe continue to conduct regulatory reviews of credit rating agencies, which may result in an increased number of competitors, restrictions on certain business expansion activities or increased costs of doing business for Moody’s. At present, Moody’s is unable to assess the nature and effect any regulatory changes may have on future growth opportunities. See “Regulation” below.

Growth in Moody’s KMV is expected from increased adoption of quantitative credit management techniques and of integrated risk-management solutions by financial institutions globally and by corporations managing trade receivables. Increased use of credit models is expected under the forthcoming revised international bank regulatory regime, known as “Basel II”. Moody’s KMV also expects to introduce new products.

Competition

The Moody’s Investors Service business competes with other credit rating agencies and with investment banks and brokerage firms that offer credit opinions and research. Institutional investors also have in-house credit research capabilities. Moody’s largest competitor in the global credit rating business is Standard & Poor’s Ratings (“S&P”), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P’s. In other markets the reverse is true.

Another rating agency competitor of Moody’s is Fitch, a subsidiary of Fimalac S.A. Although Moody’s and S&P are each larger than Fitch, competition is expected to increase. One or more additional significant rating agencies also may emerge in the United States if the Securities and Exchange Commission (“SEC”) expands the number of Nationally Recognized Statistical Rating Organizations (“NRSRO”). In February 2003, the SEC designated Dominion Bond Rating Service, Ltd. of Canada (“DBRS”) a NRSRO. Competition may also emerge from niche companies that provide ratings for particular types of financial products or issuers, such as A.M. Best Company in the insurance industry. Competition may also emerge in developed markets outside the United States over the next few years, for example, in response to the growth in the European capital markets, and in developing markets. Any such rating agencies that may emerge may receive support from local governments or other institutions.

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

Financial regulators are reviewing their approach to supervision and are seeking comments on changes to the global regulatory framework. Bank regulators, under the oversight of the Basel Committee on Banking Supervision, have proposed using refined risk assessments as the basis for minimum capital requirements. The proposed Standardized Approach relies on rating agency opinions, while the proposed Internal Ratings Based Approach relies on systems and processes maintained by the regulated bank. The increased regulatory focus on credit risk presents both opportunities and challenges for Moody’s. Global demand for credit ratings and risk management services may rise, but regulatory actions may result in a greater number of rating agencies and/or additional regulation of Moody’s and its competitors. Alternatively, banking or securities market regulators could seek to reduce the use of ratings in regulations, thereby reducing certain elements of demand for ratings, or otherwise seek to control the analysis or business of rating agencies.

Credit rating agencies such as Moody’s also compete with other means of managing credit risk, such as credit insurance. Competitors that develop quantitative methodologies for assessing credit risk also may pose a competitive threat to Moody’s.

Moody’s KMV’s main competitors for quantitative measures of default risk include the RiskMetrics Group, S&P, CreditSights, R&I’s Financial Technology Institute (in Japan), and other smaller vendors. Other firms may compete in the future. Baker Hill, a privately held company, is Moody’s KMV’s main competitor in the software market to assist banks in their commercial lending activities. Moody’s KMV’s training products have two main competitors: Omega Performance, a privately held firm; and Risk Management Association (formerly Robert Morris Associates), a trade association serving the financial services industry. In addition, Moody’s KMV competes with niche training organizations.

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

Internet-Enhanced Products and Services. Moody’s is expanding its use of the Internet and other electronic media to enhance client service. Moody’s website provides the public with instant access to ratings, and provides subscribers with credit research. Internet delivery also enables Moody’s to provide services to more individuals within a client organization than paper-based products and to offer higher-value services because of more timely delivery. Moody’s expects that access to these applications will increase client use of Moody’s services. Moody’s expects to continue to invest in electronic media to capitalize on these and other opportunities.

Expansion of Credit Research Products and Investment Analytic Tools. Moody’s plans to continue to expand its research and analytic products by producing additional products through internal development and by acquiring products. Recent initiatives that have been well-received by clients include new services providing analysis of default rates and default probabilities, on-line facilities for retrieving current rating information on demand and risk analytics and performance data for several structured finance market sectors. Moody’s plans to develop services for other financial markets, such as credit default swaps and equity. Finally, the Company is improving its capability to deliver its research to new customer segments by creating more targeted and customized research offerings and by licensing Moody’s credit analysis and research for re-distribution by third party providers.

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

First, as a consequence of the new French Securities Law, rating agencies operating in France have a new document retention obligation and will be required annually to produce and submit a report to the newly established French regulatory authority on their operation. Secondly, implementation guidelines proposed by the Committee of European Securities Regulators (“CESR”), and implemented by the European Commission (“Commission”) for the Commission’s Market Abuse Directive (“Directive”) are applicable to all participants in the European capital markets. Credit rating agencies, however, have been explicitly carved out of the Directive’s provisions which address the manner of production and presentation of research. However, when the Directive is incorporated into individual national legislation, depending on the form in which the implementation guidelines are ultimately adopted at the national level, such guidelines could be interpreted by some European Union countries to control the functioning of credit rating agencies in their jurisdiction. If so, new regulation may, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process, and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

Finally, in February 2004 the European Parliament (“Parliament”) adopted resolutions regarding rating agencies in Europe pursuant to an internal study and report. The resolutions call on the Commission to conduct an analysis for registration of rating agencies in Europe, and possible registration criteria. The resolutions further ask the Commission and certain other European authorities to make specific recommendations by July 31, 2005 in light of any further developments or conclusions reached by the Financial Services Forum, the International Organization of Securities Commissions (“IOSCO”), and the U.S. SEC. Also in February 2004, a Technical Committee of the IOSCO announced that under the Chairmanship of U.S. SEC Commissioner Roel Campos it would develop, with the contribution of the credit rating agencies, a code of conduct for credit rating agencies.

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

Employees

As of December 31, 2003, the number of full-time equivalent employees of Moody’s was approximately 2,300.

Available Information

Moody’s investor relations Internet website is http://ir.moodys.com/. Under the “SEC Filings” tab at this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position	Biographical Data
John Rutherfurd, Jr., 64 Chairman and Chief Executive Officer	Mr. Rutherfurd has served as Chairman of the Board since October 2003 and the Company’s Chief Executive Officer since October 1, 2000 and has been a member of the Board of Directors since May 30, 2000. Mr. Rutherfurd served as President of Moody’s Corporation from October 2000 until October 2003 and President of Moody’s Investors Service, Inc. from January 1998 until November 2001. Prior thereto, he was the Chief Administrative Officer from 1996 until January 1998. Mr. Rutherfurd also served as Managing Director of Moody’s Holdings Inc. from 1995 until 1996, and served as President of Interactive Data Corporation (“IDC”), a wholly owned subsidiary of Old D&B, from 1985 to 1989 and from 1990 until IDC was sold by Old D&B in September 1995. Mr. Rutherfurd is also a director of NASD and ICRA Limited, a credit rating agency in India.

Jeanne M. Dering, 48 Senior Vice President and Chief Financial Officer	Ms. Dering has served as the Company’s Senior Vice President and Chief Financial Officer since October 1, 2000 and has had senior management responsibility for Moody’s Information Technology group since January 2004. Ms. Dering joined Moody’s Investors Service, Inc., in 1997 as Managing Director, Finance Officer, and became its Chief Financial Officer in 1998. Prior thereto, she spent over 10 years at Old D&B in a number of financial management positions, including Director of Budgets & Financial Analysis and Director of Financial Planning — Acquisitions and New Business Development.

John J. Goggins, 43 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc., in February 1999 as Vice President and Associate General Counsel and became General Counsel in 2000. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham, & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Raymond W. McDaniel, Jr., 46 Chief Operating Officer, Moody’s Corporation and President, Moody’s Investors Service, Inc.	Mr. McDaniel has served as Chief Operating Officer of Moody’s Corporation since January 2004, a member of the Board of Directors since April 2003 and President of Moody’s Investors Service, Inc. since November 2001. Mr. McDaniel also served as Executive Vice President of the Company from April

Name, Age and Position	Biographical Data
2003 to January 2004 and Senior Vice President from October 1, 2000 until January 2004. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service, Inc., from November 2000 until November 2001. Prior thereto, he had served as Managing Director, International, since 1996 and served as Managing Director, Europe, from 1993 until 1996. He also served as Associate Director in Moody’s Structured Finance Group from 1989 until 1993, and as Senior Analyst in the Mortgage Securitization Group from 1988 to 1989.

Chester V. A. Murray, 48 Senior Vice President and Chief Human Resources Officer	Mr. Murray has served as the Company’s Senior Vice President and Chief Human Resources Officer since October 2002 and has served as Executive Vice President-International of Moody’s Investors Service since January 2004. Mr. Murray served as Senior Managing Director of Moody’s Investors Service, Inc., from November 2001 until October 2002; Group Managing Director-Europe from 1996 until November 2001; Managing Director of the Financial Institutions Group from 1993 until 1996; and Associate Director of the Financial Institutions Group from 1990 until 1993. He was a Senior Analyst for the Financial Institutions Group from 1985 until 1990. Prior thereto, Mr. Murray was a lending officer in the Latin American division of Irving Trust Company from 1981 until 1985.

Douglas M. Woodham, 47 Senior Vice President, Moody’s Corporation and President, Moody’s KMV	Mr. Woodham has served as the Company’s Senior Vice President since October 2001. In January 2003, Mr. Woodham was also appointed President, Moody’s KMV. Prior to joining Moody’s, he served as managing director for EFINANCEWORKS from 2000 to October 2001. Mr. Woodham was a partner, member of the Operating Committee and east coast manager for the Business Technology Office at McKinsey & Company from 1997 to 2000. He served as vice president for Enron from 1994 to 1997 and was a partner at McKinsey & Company from 1985 to 1994. Mr. Woodham was an economist at the Federal Reserve Bank of New York from 1982 to 1985.

ITEM 2. PROPERTIES

The executive offices of Moody’s are located at 99 Church Street, New York, New York, in a 297,000-square-foot property owned by Moody’s. Moody’s operations are also conducted from 8 other U.S. offices and 21 non-U.S. office locations, all of which are leased. These other properties are geographically distributed to meet sales and operating requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements, and virtually all space is being utilized.

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

The discussion of the litigation under the heading “Legacy Contingencies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 30 of this annual report on Form 10-K, is incorporated into this Item 3 by reference.

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

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $3.5 billion as of December 31, 2003) plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action. As such, no amount in respect of this matter has been accrued in the financial statements of the Company. However, if the plaintiffs in this action were to prevail, then the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations and cash flows. The case has been fully briefed, oral argument was heard before the Court on January 20, 2004, and the Court announced that judgment would be rendered on April 6, 2004.

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

The Company’s consolidated financial statements are presented as if the Company were a separate entity for all periods presented. Through September 30, 2000, the Distribution Date, Moody’s expenses included allocations of costs from Old D&B for employee benefits, centralized services and other corporate overhead. Expenses related to these services were allocated to Moody’s based on utilization of specific services or, where such an estimate could not be determined, based on Moody’s revenue in proportion to Old D&B’s total revenue. Although management believes these expense allocations are reasonable, they are not necessarily indicative of the costs that would have been incurred if the Company had performed or obtained these services as a separate entity. The allocations included in expenses in the consolidated statements of operations were $13.3 million in 2000 and $17.2 million in 1999. There were no such allocations subsequent to the Distribution Date. The financial data included herein may not necessarily reflect the results of operations and financial position of Moody’s in the future or what they would have been had it been a separate entity.

	Year Ended December 31,
amounts in millions, except per share data	2003	2002	2001	2000	1999
Results of operations (3)
Revenue	$1,246.6	$1,023.3	$796.7	$602.3	$564.2
Expenses	583.5	485.2	398.2	313.8	293.8

Operating income	663.1	538.1	398.5	288.5	270.4
Non-operating (expense) income, net (1) (2)	(6.7)	(20.7)	(16.6)	(4.5)	8.5

Income before provision for income taxes	656.4	517.4	381.9	284.0	278.9
Provision for income taxes	292.5	228.5	169.7	125.5	123.3

Net income	$363.9	$288.9	$212.2	$158.5	$155.6

Earnings per share (1)
Basic	$2.44	$1.88	$1.35	$0.98	$0.96
Diluted	$2.39	$1.83	$1.32	$0.97	$0.95

Weighted average shares outstanding
Basic	148.9	153.9	157.6	161.7	162.3
Diluted	152.3	157.5	160.2	163.0	164.3

Dividends declared per share	$0.180	$0.180	$0.180	$0.045	$—

	As of December 31,
	2003	2002	2001	2000	1999
Balance sheet data
Total assets	$941.4	$630.8	$505.4	$398.3	$274.8
Long-term debt	$300.0	$300.0	$300.0	$300.0	—
Shareholders’ equity	$(32.1)	$(327.0)	$(304.1)	$(282.5)	$(223.1)

(1)	Included in 1999 non-operating (expense) income, net is a pre-tax gain of $9.2 million ($0.03 per basic and diluted share) related to the Financial Information Services (“FIS”) business that was sold in July 1998.

(2)	Non-operating (expense) income, net includes $23.5 million, $23.5 million, $22.9 million and $5.8 million, in 2003, 2002, 2001 and 2000 respectively, of interest expense that principally relates to the Company’s $300 million of notes payable issued in October 2000. Interest expense was immaterial in 1999. The 2003 amount also includes a gain of $13.6 million on an insurance recovery related to the September 11th tragedy.

(3)	The 2002 results of operations include revenue of $42.1 million, expenses of $42.8 million and an operating loss of $0.7 million related to KMV, which was acquired in April 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See “Forward-Looking Statements” on page 37 and “Additional Factors That May Affect Future Results” on page 27.

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

Moody’s Investors Service publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs, as well as rating opinions on issuers of credit obligations. It also publishes investor-oriented credit research, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill, pension and other post-retirement benefits and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that are uncertain at the time the accounting estimates are made and changes to those estimates could have a material impact on the Company’s consolidated results of operations or financial condition.

Revenue Recognition

In recognizing revenue related to ratings, Moody’s uses judgments to allocate billed revenue between ratings and the future monitoring of ratings in cases where the Company does not charge ongoing monitoring fees for a particular issuer. These judgments are not dependent on the outcome of future uncertainties, but rather relate to allocating revenue across accounting periods. In such cases, the Company defers portions of rating fees that will be attributed to future monitoring activities and recognizes the deferred revenue ratably over the estimated monitoring periods.

The portion of the revenue to be deferred is determined based on annual monitoring fees charged for similar securities or issuers and the level of monitoring effort required for a type of security or issuer. The estimated monitoring period over which the deferred revenue will be recognized is determined based on factors such as the frequency of issuance by the issuers and the lives of the rated securities. Currently, the estimated monitoring periods range from three to ten years. At December 31, 2003 and 2002, deferred revenue included approximately $26 million and $20 million, respectively, related to such deferred monitoring fees.

Moody’s estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Related revenue is accrued each quarter based on estimated amounts outstanding, and is billed subsequently when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2003 and 2002, accounts receivable included approximately $26 million and $22 million, respectively, of accrued commercial paper revenue. Historically, the Company has not had material differences between the estimated revenue and the actual billings.

Accounts Receivable Allowance

Moody’s records as reductions of revenue provisions for estimated future adjustments to customer billings based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance. Adjustments to and write-offs of accounts receivable are charged against the allowance. Moody’s evaluates its accounts receivable by reviewing and assessing historical collection experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from a marketplace and geographic perspective, in evaluating the need for allowances. Based on its reviews, Moody’s establishes or adjusts allowances for specific customers and the accounts receivable balance as a whole, as considered appropriate. This process involves a high degree of judgment and estimation and frequently involves significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above-noted factors, or actual write-offs or adjustments that differ from the estimated amounts, could result in allowances that are greater or less than Moody’s estimates. In each of 2003 and 2002, the Company reduced its provision rates and its allowances to reflect its current estimate of the appropriate level of accounts receivable allowance.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this management’s discussion and analysis, requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. For the year ended December 31, 2003, the provision for income taxes reflected an increase of $16.2 million in reserves for legacy income tax exposures that were assumed by Moody’s in connection with its separation from The Dun & Bradstreet Corporation in October 2000. These tax matters are discussed under “Legacy Tax Matters” below. Since the potential exposure on many of these matters is material, and it is possible that these matters could be resolved in amounts that are greater than the Company has reserved, their resolution could have a material effect on Moody’s future reported results and financial position. In addition, potential cash outlays related to the resolution of these exposures could be material.

Goodwill

Moody’s evaluates its goodwill for impairment annually or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Moody’s goodwill balance is material ($126.4 million at December 31, 2003), and the evaluation of goodwill requires that the Company make important assumptions and judgments about future operating results and cash flows as well as terminal values and discount rates. In estimating future operating results and cash flows, Moody’s considers internal budgets and strategic plans, expected long term growth rates, and the effects of external factors and market conditions. If actual future operating results and cash flows or external conditions differ from the Company’s judgments, or if changes in assumed terminal values or discount rates are made, an impairment charge may be necessary to reduce the carrying value of goodwill, which charge could be material to the Company’s financial position and results of operations.

Pension and Other Post-Retirement Benefits

The expenses, assets, liabilities and obligations that Moody’s reports for pension and other post-retirement benefits are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

•	Future compensation increases, based on the Company’s long-term actual experience and future outlook.

•	Discount rates, based on current yields on high grade corporate long-term bonds.

•	Long-term return on pension plan assets, based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments).

In determining such assumptions, the Company consults with outside actuaries and other advisors where deemed appropriate. In accordance with relevant accounting standards, if actual results differ from the Company’s assumptions, such differences are deferred and amortized over the estimated future working life of the plan participants. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s pension and other post-retirement benefits.

The table below shows the estimated effect that a one percentage point increase in each of these assumptions would have had on Moody’s pre-tax expense in 2003 (dollars in millions):

		Estimated Impact on Pre-
	Assumption Used for	tax Expense in 2003
	2003	(decrease)/increase
Discount Rate	6.75%	($2.5)
Weighted Average Assumed Compensation Growth Rate	3.91%	$1.0
Assumed Long-Term Rate of Return on Pension Assets	8.10%	($1.0)

Stock-Based Compensation

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 are being expensed by the Company over the option vesting period, based on the estimated fair value of the option award on the date of grant. The estimated fair value is calculated based on a Black-Scholes option pricing model using assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company, which is limited. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense to be recognized over the option vesting period.

An increase in the following assumptions would have had the following estimated effect on pre-tax expense in 2003 (dollars in millions):

			Estimated Impact on
	Assumption Used for	Amount of Increase in	Pre-tax Expense in 2003
	2003	Assumption	(decrease)/increase
Expected Dividend Yield	0.41%	0.10%	($0.1)
Expected Share Price Volatility	30%	5%	$1.2
Expected Option Holding Period	5.0 years	1.0 year	$1.1

Other Estimates

In addition, there are other accounting estimates within Moody’s consolidated financial statements, including recoverability of deferred tax assets, anticipated distributions from non-U.S. subsidiaries, realizability of long-lived and intangible assets and valuation of investments in affiliates. Management believes the current assumptions and other considerations used to estimate amounts reflected in Moody’s consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in Moody’s consolidated financial statements, the resulting changes could have a material adverse effect on Moody’s consolidated results of operations or financial condition.

See Note 2 to the Company’s consolidated financial statements for further information on key accounting policies that impact Moody’s.

Operating Segments

Prior to 2002, the Company operated in one reportable business segment – Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV and its combination with Moody’s Risk Management Services to form Moody’s KMV, Moody’s now operates in two reportable business segments: Moody’s Investors Service and Moody’s KMV. Accordingly, in the second quarter of 2002, the Company restated its segment information for corresponding prior periods to conform to the current presentation. In discussing periods prior to 2002, the Moody’s KMV segment is referred to as Moody’s Risk Management Services (“MRMS”), the predecessor business. In order to provide additional information relating to Moody’s operating results, the discussion below includes information analyzing operating results as if the acquisition of KMV had been consummated as of January 1, 2002. This information is presented in a manner consistent with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and is described in more detail in Note 5 to the consolidated financial statements.

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

The Moody’s KMV business develops and distributes quantitative credit assessment products and services for banks and investors in credit-sensitive assets, credit training services and credit process software.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Total Company Results

Moody’s revenue for 2003 was $1,246.6 million, an increase of $223.3 million or 21.8% from $1,023.3 million in the prior year. Assuming that Moody’s had acquired KMV on January 1, 2002, Moody’s pro forma 2002 revenue would have been $1,038.4 million and year-to-year pro forma growth in 2003 would have been 20.1%. Moody’s strong revenue growth was achieved despite expectations early in the year that the Company would encounter a difficult macroeconomic and capital markets environment. The Company benefited from better-than-expected revenue in a number of U.S. ratings sectors, including residential mortgage-backed securities, home equity loan securitizations and the high yield segment of the corporate bond market, and from strong corporate issuance in Europe in the second half of the year. Moody’s research business produced very strong results and Moody’s KMV also generated good growth. In addition, foreign currency translation accounted for approximately 200 basis points of reported revenue growth.

Revenue in the United States was $795.3 million for 2003, an increase of $114.5 million or 16.8% from $680.8 million in 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, pro forma United States revenue for 2002 would have been $688.4 million and year-to-year pro forma growth would have been 15.5%. Strong growth was achieved within Moody’s Investors Service, led by structured finance, corporate finance and research.

Moody’s international revenue was $451.3 million in 2003, an increase of $108.8 million or 31.8% over $342.5 million in 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, pro forma international revenue for 2002 would have been $350.0 million and year-to-year pro forma growth would have been 28.9%. Growth was driven by strong performance in Europe and several other regions, and foreign currency translation accounted for approximately 650 basis points of reported revenue growth. International revenue accounted for 36% of Moody’s total revenue in 2003, compared with 33% in the prior year.

Overall, Moody’s expenses of $550.9 million in 2003 were $90.3 million or 19.6% greater than $460.6 million in 2002. Compensation and benefits continues to be Moody’s largest expense, accounting for approximately two-thirds of total expenses in 2003 and 2002. Moody’s increased its overall staffing by almost 200 people, or 9%, during 2003 to support continued growth in the business. The table below shows Moody’s staffing at year-end 2003 compared with year-end 2002.

	December 31, 2003			December 31, 2002
	United States	International	Total	United States	International	Total
Moody’s Investors Service	1,258	655	1,913	1,171	606	1,777
Moody’s KMV	318	69	387	276	57	333

Total	1,576	724	2,300	1,447	663	2,110

Operating expenses were $347.3 million in 2003, an increase of $62.0 million or 21.7% from $285.3 million in 2002. Assuming that Moody’s had owned KMV for all of 2002, pro forma operating expenses would have been $290.1 million in 2002, and year-to-year growth would have been $57.2 million or 19.7%. The largest contributor to this increase was growth in compensation and benefits expense of $48 million. This reflected compensation increases as well as increased staffing in Europe, the global structured finance business, the specialist teams that support Moody’s enhanced analysis initiative, and MKMV. The year-to-year operating expense increase also reflected $8 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003.

Selling, general and administrative (“SG&A”) expenses were $203.6 million in 2003, an increase of $28.3 million or 16.1% from $175.3 million in 2002. Assuming that Moody’s had owned KMV for all of 2002, pro forma SG&A expenses would have been $183.1 million in 2002, and year-to-year growth would have been $20.5 million or 11.2%. Year-to-year expense increases included higher professional fees of $4 million, mainly for legal costs, increased compensation and benefits of approximately $4 million and higher rent and occupancy costs to support business expansion, and $2 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003.

Depreciation and amortization expense increased to $32.6 million in 2003 from $24.6 million in 2002. Amortization of acquired software and intangible assets related to the KMV acquisition was $8.8 million in 2003 compared with $6.3 million in 2002. If the acquisition of KMV had been completed as of January 1, 2002, pro forma depreciation and amortization would have been $27.7 million in 2002 and the pro forma year-to-year increase would have been $4.9 million. This increase was principally related to computer hardware and software placed into service during 2003.

Operating income of $663.1 million in 2003 rose $125.0 million or 23.2% from $538.1 million in 2002. This increase was primarily the result of the revenue growth mentioned above. The strength of foreign currencies, especially the Euro, relative to the U.S. dollar accounted for approximately 150 basis points of reported operating income growth. Moody’s operating margin for 2003 was 53.2% compared to 52.6% in 2002. The increase reflected the strong growth in revenue in the Moody’s Investors Service business without a proportional increase in expenses. Partially offsetting this impact were: (1) growth in Moody’s KMV revenue at a lower incremental margin than the Moody’s Investors Service business; and (2) 2003 expense of $10.5 million related to stock-based compensation with no counterpart in 2002.

Interest and other non-operating expense, net was $6.7 million in 2003 compared with $20.7 million in 2002. The 2003 amount included a gain of $13.6 million on an insurance recovery related to the September 11th tragedy, as discussed in Note 17 to the consolidated financial statements. Interest expense was $23.5 million in 2003 and 2002. The amounts in both periods included $22.8 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $1.7 million in 2003, down from $2.3 million in 2002 despite higher invested cash, due to lower U.S. interest rates in 2003 compared to 2002. Foreign exchange gains were $2.2 million in 2003 and $0.3 million in 2002.

Moody’s effective tax rate was 44.6% in 2003 compared to 44.2% in 2002. The 2003 effective tax rate included the impact of a $16.2 million increase in reserves related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from The Dun & Bradstreet Corporation in October, 2000 (see Contingencies – Legacy Tax Matters, below). This item accounted for a 250 basis point increase in the effective rate in 2003. This increase was partially offset by the favorable impacts of continued operating growth in jurisdictions with lower tax rates than New York and tax benefits from the establishment of a New York captive insurance company during 2002.

Net income was $363.9 million in 2003, an increase of $75.0 million or 26.0% from $288.9 million in 2002. Earnings per share were $2.44 basic and $2.39 diluted in 2003, compared with $1.88 basic and $1.83 diluted in 2002.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for 2003 was $1,134.7 million, up $192.9 million or 20.5% from $941.8 million in 2002. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation accounted for approximately 225 basis points of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $460.6 million for 2003, an increase of $76.3 million or 19.9% from $384.3 million in 2002. Approximately $48 million of this increase was in United States revenue, which grew in the mid-teens percent range, and $28 million was in international, which grew in the low twenty percent range. In the United States, the residential mortgage sector contributed $15 million of revenue growth, as low interest rates drove strong refinancing activity. Refinancing activity has slowed significantly in recent months, and Moody’s expects a decline in this sector in 2004 as discussed below. Good growth was also achieved in revenue from ratings of asset backed securities, reflecting year-to-year growth of about 10% in issuance volumes, particularly student loans, and higher average prices due to more complex transactions. Revenue from ratings of credit derivatives also grew year-to-year. Outside the United States, European structured finance was the main growth driver, contributing $24 million of year-to-year revenue growth. This principally reflected growth in collateralized debt obligations and residential mortgage backed securities. Foreign currency translation and price increases also contributed to year-to-year growth in global structured finance revenue.

Corporate finance revenue was $278.8 million in 2003, up $51.1 million or 22.4% from $227.7 million in 2002. Revenue grew by $27 million in the United States, where the number of speculative grade issues rose significantly year-to-year due to refinancings and new issuers. In addition, the number of investment grade issuance transactions increased nearly 10% year-to-year although dollar issuance declined. U.S. revenue growth was also derived from areas not related to public debt issuance such as syndicated bank loan ratings and relationship-based fees. In Europe, revenue grew by $19 million year-to-year. The dollar volume of issuance was up nearly 40% due primarily to refinancing activity, as spreads tightened and new issuers accessed the market. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $181.2 million for 2003, an increase of $26.2 million or 16.9% from $155.0 million for 2002. The year-to-year growth was almost wholly due to Europe, where revenue growth exceeded 40%. This reflected a substantial year-to-year increase in issuance and the addition of new issuers. In the U.S., revenue was flat versus strong prior year comparisons. Price increases also contributed to global financial institutions revenue growth over the prior year period.

Public finance revenue of $87.2 million for 2003 was up $6.0 million or 7.4% from $81.2 million in 2002. Dollar issuance in the municipal bond market grew 5% versus 2002, but issuance of short-term notes declined year-to-year. Refinancings represented 34% of total dollar issuance in 2003 versus 33% in 2002. Moody’s expects that public finance issuance and revenue will decline in 2004, as discussed below.

Research revenue increased $33.3 million or 35.6% to $126.9 million for 2003, compared with $93.6 million for 2002. Revenue grew by $18 million in the U.S. and $13 million in Europe. The strong performance was driven by growth in licensing of Moody’s information to financial customers for internal use and redistribution, sales of new products to existing clients and new clients. Foreign currency translation also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $462.2 million in 2003, an increase of $76.5 million or 19.8% from $385.7 million in 2002. Compensation and benefits expense accounted for $52 million of the total expense growth. This reflected compensation increases and staffing growth in Europe and the global structured finance business as well as the specialist teams that support Moody’s enhanced analysis initiative. Despite the increase in staffing, incentive compensation decreased slightly year-to-year due to lower growth in the Company’s operating results in 2003 compared with 2002. Other year-to-year expense increases included: $9 million related to the Company’s change in accounting for stock-based compensation (mainly for options granted in February 2003); $7 million for increased professional fees, mainly for legal fees and technology consulting costs; and $4 million related to rent, occupancy and travel related costs in connection with business expansion. Foreign currency translation also contributed to year-to-year growth in reported expenses. Depreciation and amortization expense was $15.4 million in 2003 versus $12.7 million in 2002. The year-to-year increase of $2.7 million principally related to computer hardware and software placed into service during 2003.

Moody’s Investors Service operating income of $657.1 million in 2003 was up $113.7 million or 20.9% from $543.4 million in 2002.

Moody’s KMV

The following table shows Moody’s KMV reported results for 2003 compared with the reported results for 2002 (the “reported comparisons”), and compared with 2002 on a pro forma basis presented as if Moody’s had acquired KMV on January 1, 2002 (the “pro forma comparisons”), in a manner consistent with SFAS No. 141 and as further described in Note 5 to the consolidated financial statements. The discussion of MKMV results of operations that follows is based on the pro forma comparisons.

		Reported Comparisons			Pro Forma Comparisons
			2003 Variance to 2002			2003 Variance to 2002
(dollars in millions)	2003	2002	$	%	2002	$	%
Revenue	$111.9	$81.5	$30.4	37.3%	$96.6	$15.3	15.8%
Operating expenses	88.7	74.9	13.8	18.4%	87.5	1.2	1.4%
Depreciation and amortization	17.2	11.9	5.3	44.5%	15.0	2.2	14.7%

Operating income (loss)	$6.0	($5.3)	$11.3		($5.9)	$11.9

MKMV’s pro forma year-to-year revenue increase in 2003 principally reflected $12 million of growth in subscription revenue from credit risk assessment products, including Credit EdgeTM, RiskCalcTM, and Portfolio ManagerTM. Revenue from license fees and maintenance related to credit decisioning software grew $2 million year-to-year.

Operating, selling, general and administrative expenses in 2003 increased slightly compared to pro forma 2002 expenses. Compensation and benefits expense was flat year to year. The impacts of compensation increases and higher staffing to support the continued growth of the business were offset by lower expenses for incentive compensation due to below target operating performance in 2003 whereas performance was above target in 2002. Commission expense for third party distributors declined due to lower sales from this source in 2003. Expenses in 2003 included $1 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003. Pro forma depreciation and amortization expense reflected $8.8 million of amortization of acquired KMV software and intangible assets in each period. The pro forma year-to-year increase in depreciation and amortization expense was primarily due to increased amortization of capitalized software development costs.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Total Company Results

Moody’s revenue for 2002 was $1,023.3 million, an increase of $226.6 million or 28.4% from $796.7 million in the prior year. The Company’s revenue performance reflected strong gains in a number of sectors of the ratings business, with global structured finance contributing nearly half of the year-to-year growth. MKMV accounted for $50.7 million of year-to-year growth, including $42.1 million of revenue from the April 2002 acquisition of KMV.

Revenue in the United States was $680.8 million in 2002, an increase of $120.1 million or 21.4% from $560.7 million in 2001. The 2002 increase reflected $85 million of growth in ratings revenue, with higher issuance volumes in several market sectors due to the favorable interest rate environment. Structured finance contributed $66 million of the U.S. ratings revenue growth, with the residential mortgage sector increasing approximately $29 million and other sectors contributing to growth as well. MKMV contributed $23 million of growth, including $19 million of post-acquisition revenue from KMV.

Moody’s international revenue was $342.5 million in 2002, an increase of 45.1% from $236.0 million in 2001. International growth was primarily driven by structured finance, with European structured finance growing by over $30 million. MKMV contributed $28 million of growth, including $23 million of post-acquisition revenue from KMV. In 2002, international revenue accounted for 33% of total Moody’s revenue, up from 30% in 2001.

Operating expenses of $285.3 million in 2002 grew $45.7 million or 19.1% from $239.6 million in 2001. The largest driver of the increase was compensation and benefits expense, which grew by $26 million year-to-year. This reflected compensation increases, higher benefits expenses, and increases in staffing. Staffing increases principally occurred to support business expansion in Europe and the global structured finance business. In addition, the April 2002 acquisition of KMV resulted in an increase in operating expenses of $12.2 million compared with the prior year. Operating expense increases also included consulting costs to support new product development, and higher occupancy and travel related costs in connection with business expansion.

Selling, general and administrative (“SG&A”) expenses of $175.3 million in 2002 were up $33.7 million or 23.8% versus $141.6 million in 2001. This increase was principally due to $23.1 million of expenses related to KMV, which was acquired in April 2002. Other increases included higher compensation and benefits of $3 million to support business expansion; higher professional fees of $4 million primarily for technology infrastructure and financial systems; and higher legal fees of $3 million primarily due to U.S. and European regulatory inquiries.

Depreciation and amortization expense increased to $24.6 million in 2002 from $17.0 million in 2001. The increase was principally due to $7.5 million of KMV-related expenses, including $6.3 million for amortization of acquired software and intangible assets. The 2001 amount included $2.1 million for amortization of goodwill, which was discontinued in 2002 with the implementation of SFAS No. 142.

Operating income of $538.1 million in 2002 was up 35.0% from $398.5 million in 2001. Moody’s operating margin for 2002 was 52.6%, up from 50.0% in 2001. The strong operating income growth in 2002 principally reflected the Company’s high revenue growth without a proportional increase in expenses.

Interest and other non-operating expense was $20.7 million in 2002 compared with $16.6 million in 2001. The amount in each year included interest expense of $22.8 million related to Moody’s $300 million of private placement debt. Interest income was $2.3 million in 2002 compared with $6.5 million in 2001. The lower interest income in 2002 was principally due to lower interest rates, and the use of cash on hand to fund the KMV acquisition and greater share repurchases.

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

Structured finance revenue was $384.3 million in 2002, an increase of $110.5 million or 40.4% from $273.8 million in 2001. The U.S. structured finance business accounted for $66 million of this growth, with nearly $29 million of growth in the residential mortgage sector and over $10 million of growth in revenue from credit derivatives. The largest component of international structured finance revenue growth was Europe, with a year-to-year increase of over $30 million. The credit derivatives sector was the largest growth driver in Europe. Structured finance revenue in Japan grew approximately $7 million year-to-year, principally in commercial mortgage-backed securities.

Corporate finance revenue was $227.7 million in 2002, up 0.9% from $225.7 million in 2001. U.S. corporate finance revenue declined $9 million year-to-year. This reflected a year-to-year decline of 17% in the number of issues, with weakness in corporate investment spending, lower merger and acquisition activity and slower refinancing activity. Price increases and growth in relationship-based revenue partially offset the impact of this decline. European corporate finance contributed approximately $4 million of revenue growth in 2002 despite lower issuance volumes, primarily due to new rating customers and growth in relationship-based revenue. The consolidation of Korea Investors Service starting in January 2002 added approximately $5 million of year-to-year revenue growth.

Revenue in the financial institutions and sovereign risk sector was $155.0 million in 2002, an increase of $24.3 million or 18.6% from $130.7 million in 2001. In the U.S., growth of $11 million reflected a 6% increase in the number of financial institutions issues in 2002 compared to 2001, due to refinancing of short-term debt to long-term debt and increased investor demand for issues in this sector. In Europe, revenue increased $8 million as the number of transactions in this sector was up 17% from the prior year.

Public finance revenue increased 26.5% to $81.2 million in 2002, from $64.2 million in 2001. Year-to-year growth of 25% in the dollar volume of U.S. municipal bond issuance was the main driver of this performance. Issuance volumes were strong for both new issues and refinancings, reflecting the favorable interest rate environment as well as less pay-as-you-go financing by municipal borrowers.

Research revenue grew 30.9% to $93.6 million in 2002, up from $71.5 million in 2001. Revenue in the United States grew $12 million year-to-year, and international revenue increased $10 million, mainly in Europe. Increased investor focus on credit risk helped to drive higher sales of products to current customers and the addition of new customers. In addition, increased revenue from licensing Moody’s information to financial customers for internal use and redistribution contributed to the growth.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $385.7 million in 2002, an increase of $32.8 million or 9.3% over 2001. The largest driver of the increase was compensation and benefits expense, which grew by $24 million year-to-year. This reflected compensation increases, higher benefits expenses, and increases in staffing. Staffing increases principally occurred to support business expansion in Europe and the global structured finance business. Other expense increases included $4 million for consulting costs related to investments in technology infrastructure and financial systems, $3 million for legal fees related to U.S. and European regulatory inquiries and higher rent, occupancy and travel related costs in connection with business expansion. Included in 2001 expenses was a $3.4 million write-down of investments in two Argentine rating agencies due to the currency devaluation and the unstable economic and political situation. The expense increases were partially offset by lower costs for production and delivery of research products due to the continued shift to Internet delivery. Depreciation and amortization expense was $12.7 million in 2002 versus $11.5 million in 2001.

Moody’s Investors Service operating income of $543.4 million in 2002 was up 35.3% from $401.5 million in 2001.

Moody’s KMV

Moody’s KMV reported revenue of $81.5 million in 2002 compared to $30.8 million in 2001. The April 2002 acquisition of KMV accounted for $42.1 million of the year-to-year revenue growth. The remaining $8.6 million of revenue growth reflected increased subscriptions for RiskCalc™ credit assessment products as additional country-specific models were introduced, and license fees for new sales and upgrades of credit decisioning software.

Operating, selling, general and administrative expenses of Moody’s KMV were $74.9 million in 2002 compared with $28.3 million in 2001, an increase of $46.6 million. Post-acquisition operating expenses of KMV accounted for $35.3 million of the year-to-year expense growth. The remaining increase principally reflected growth of $5 million in compensation and benefit costs to support growth in the legacy MRMS business, and higher consulting costs related to new product development. Moody’s KMV depreciation and amortization expense was $11.9 million in 2002 versus $5.5 million in 2001; the year-to-year increase primarily reflected $6.3 million of amortization expense related to acquired KMV software and intangible assets. The 2001 amount included $1.5 million of goodwill amortization, which was discontinued in 2002 with the implementation of SFAS No. 142.

Moody’s KMV reported an operating loss of $5.3 million in 2002, compared to an operating loss of $3.0 million in 2001.

Market Risk

Moody’s maintains operations in 19 countries outside the United States. Approximately 15% of the Company’s revenue was billed in currencies other than the U.S. dollar in 2003, principally the Euro. Approximately 30% of the Company’s expenses were incurred in currencies other than the U.S. dollar in 2003, principally the Euro and the British Pound. As such, the Company is exposed to market risk from changes in foreign exchange rates.

As of December 31, 2003, approximately 10% of Moody’s assets were located outside the U.S. Of Moody’s aggregate cash and cash equivalents of $269.1 million at December 31, 2003, approximately $56.8 million was located outside the United States (with $35.5 million in the U.K.), making the Company susceptible to fluctuations in foreign exchange rates. The effects of changes in the value of foreign currencies relative to the U.S. dollar on assets and liabilities of non-U.S. operations are charged or credited to the cumulative translation adjustment in shareholders’ equity.

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

Liquidity and Capital Resources

Cash Flow Overview

Cash and cash equivalents increased $229.2 million during 2003, to $269.1 million. Moody’s net cash provided by operating activities was $468.4 million, and proceeds from stock plans were $79.0 million. Significant uses of this cash flow were $171.7 million for share repurchases, $107.1 million for the repayment of short-term bank debt outstanding at year-end 2002, dividend payments of $26.8 million and capital expenditures of $17.9 million.

Cash Flow Analysis

The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $468.4 million, $334.8 million and $321.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Moody’s net cash provided by operating activities in 2003 increased by $133.6 million compared with 2002. The two largest factors affecting the year-to-year increase were growth in net income of $75.0 million, and a year-over-year decrease of $16.0 million in income tax payments despite an increase of $64.0 million in the income tax provision. Income tax payments totaled $210.6 million in 2003 compared to $226.6 million in 2002. The 2002 amount included $50 million of tax payments that were deferred from 2001 to 2002 due to the September 11th tragedy. In addition, the 2003 amount was favorably affected by timing of tax payments. In addition to the two factors noted above, increases in deferred revenue accounted for $21.9 million of the year-to-year increase in net cash provided by operating activities in 2003, and higher non-cash expenses for depreciation and amortization and stock-based compensation accounted for an additional $18.8 million of favorable variance. Partially offsetting these impacts, Moody’s investment in accounts receivable increased by $75.2 million year-to-year. This increase reflected continued growth in the business, significant year-to-year growth in billings in the fourth quarter of 2003 and an increase in days billings outstanding during 2003.

Cash provided by operating activities in 2002 increased by $13.4 million compared with 2001, in part reflecting growth in net income of $76.7 million and increased tax benefits from the exercise of stock options of $12.4 million. Partially offsetting these impacts were the payment of approximately $50 million of U.S. federal income taxes related to 2001 that were deferred into 2002 as a result of the September 11th tragedy, and higher payments for prior year incentive compensation (approximately $38 million). The increase in other liabilities in 2002 included increased reserves related to pension and other post-retirement benefits.

Net cash used in investing activities was $17.1 million, $223.6 million and $30.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Investing activities in each year principally consisted of acquisitions, capital expenditures and investments in affiliates. The 2003 amount included $1.1 million of cash acquired in connection with an increase in the Company’s ownership of Argentine rating agencies, as described in Note 5 to the consolidated financial statements. Cash used for acquisitions included $205.4 million (net of cash acquired) for KMV in 2002 and $9.6 million for Korea Investors Service during 2001. The Company made investments in international rating agencies totaling $5.6 million in 2001. Cash used for the purchase of property and equipment and the capitalization of internally developed software costs totaled $17.9 million, $18.1 million and $14.8 million in 2003, 2002 and 2001, respectively.

Net cash used in financing activities was $227.7 million, $236.6 million and $248.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003 the Company repaid $107.1 million of borrowings that were outstanding under the Company’s bank revolving credit facility at December 31, 2002. Spending for share repurchases totaled $171.7 million in 2003, $369.9 million in 2002 and $267.6 million in 2001. These amounts were offset in part by proceeds from stock plans of $79.0 million in 2003, $54.0 million in 2002 and $47.8 million in 2001. In addition, dividends paid were $26.8 million, $27.8 million and $28.3 million in 2003, 2002 and 2001, respectively.

During 2002, Moody’s funded the acquisition of KMV with a combination of cash on hand and short-term borrowings from its bank credit facilities, which were subsequently repaid. During 2002, Moody’s also borrowed under its bank credit facilities to fund share repurchases, and the Company has benefited from favorable short-term borrowing costs. Management may consider pursuing long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs. At December 31, 2003, Moody’s had no outstanding borrowings under its bank credit facilities and $300 million of long-term financing payable in October 2005.

Future Cash Requirements

Moody’s currently expects to fund expenditures as well as liquidity needs created by changes in working capital from internally generated funds. The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2004. Cash requirements for periods beyond the next twelve months will depend among other things on the Company’s profitability and its ability to manage working capital requirements.

The Company currently intends to use the majority of its cash flow provided by operating activities to continue its share repurchase program. The Company also currently intends to use a portion of its cash flow to pay a quarterly dividend, which the Board of Directors raised from $0.045 per share to $0.075 per share in December 2003. The continued payment of dividends at this rate is subject to the discretion of the Board of Directors. As described above, the Company has borrowed from time to time under its bank revolving credit facility and may obtain more permanent financing when it is appropriate in light of cash requirements for share repurchases and other strategic opportunities.

In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays, including during 2004, to pay to New D&B its share of potential liabilities related to the legacy tax and legal contingencies and to satisfy any adverse judgment rendered in the action in France that, in each instance, are discussed in this Management’s Discussion and Analysis under “Contingencies”. These potential cash outlays could be material and might affect liquidity requirements and cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness

At December 31, 2003 and 2002, the Company had outstanding long-term financing of $300 million and a bank revolving credit facility with no borrowings outstanding at December 31, 2003 and $107.1 million outstanding at December 31, 2002.

The $300 million of long-term financing was secured in connection with the 2000 Distribution, as that term is defined in Note 1 to the consolidated financial statements. In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000, the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity, (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal.

The revolving credit facility (the “Facility”) consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2004. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At December 31, 2003, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points of the facility amount to 12.5 basis points, depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at December 31, 2003. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility amount.

The Company initially borrowed under the revolving credit facility during the second quarter of 2002 to fund a portion of the acquisition price for KMV, and subsequently repaid those borrowings. During 2002, Moody’s also borrowed under the facility to fund share repurchases, and has benefited from favorable short-term borrowing costs. Interest paid under the Facility for the years ended December 31, 2003 and 2002 was $0.6 million and $0.3 million, respectively. Management may consider pursuing long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At December 31, 2003, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Off-Balance Sheet Arrangements

At December 31, 2003 and 2002, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

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

For the year ended December 31, 2003, Moody’s repurchased 3.5 million shares at a total cost of $171.7 million, including 3.2 million shares to offset issuances under employee stock plans. Since becoming a public company in September 2000 and through the end of 2003, Moody’s has repurchased 23.0 million shares at a total cost of $881.0 million, including 9.3 million shares to offset issuances under employee stock plans.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2003.

		Payments Due by Period
		Less Than 1
(in millions)	Total	Year	1-3 Years	4-5 Years	Over 5 Years
Notes payable	$300.0	$—	$300.0	$—	$—
Operating lease obligations	54.5	17.2	21.4	10.8	5.1
Capital lease obligations	2.5	1.2	1.3	—	—
Contingent payment related to acquisition of Korea Investors Service (1)	4.0	—	4.0	—	—
Purchase obligations (2)	11.3	5.4	4.8	1.1	—

Total	$372.3	$23.8	$331.5	$11.9	$5.1

(1)	This amount reflects Moody’s current estimate of the contingent payment related to the acquisition of Korea Investors Service, which will be determined based on the net income of Korea Investors Service for the three-year period ending December 31, 2004. See Note 5 to the consolidated financial statements.

(2)	Purchase obligations include contracts for telecommunications, data processing services and back-up facilities, and professional services.

Outlook

Moody’s outlook for 2004 is based on assumptions about many macroeconomic and capital market factors, including interest rates, consumer spending, corporate profitability and business investment spending, and capital markets issuance activity. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ significantly from the outlook presented below.

The Company expects interest rates in the United States to rise during 2004, with reduced refinancings of debt and continued weak demand for financing to support business investment. As a result, Moody’s expects to see lower issuance in the U.S. corporate bond market, both in the investment grade sector and in the high yield sector, which posted record issuance in 2003. Despite the issuance declines, revenue from new products and growth in relationship-based revenue should produce modest growth in both the U.S. corporate finance and financial institutions sectors. The Company is continuing to introduce the Enhanced Analysis Initiative, consisting of financial reporting, off-balance sheet risk transference and corporate governance assessment reports, and Moody’s plans to cover approximately 350 corporations and financial institutions in North America by the end of 2004.

Moody’s also expects good growth in consumer spending in 2004. As a result, the Company expects that growth in revenue from rating asset-backed securitizations, together with moderate growth in the commercial mortgage securitization and credit derivatives segments of the business, will substantially offset an important decline in revenue from rating residential mortgage-backed securities as the very strong refinancing activity of the past two years declines. In the public finance ratings business Moody’s expects a revenue decline of approximately 20% in 2004, reflecting projected slowing of issuance related to both refinancings and “new money” borrowings. The Company expects continued strong growth in the U.S. research business.

Outside the U.S. Moody’s expects to see double-digit revenue growth in the corporate and financial institutions ratings businesses. The Company is also projecting strong year-over-year growth for structured finance ratings revenue and in the research business, all producing approximately 20% international revenue growth in ratings and research, including the effects of currency translation. Finally, Moody’s expects high teens percent revenue growth globally at Moody’s KMV.

Moody’s expenses for 2004 will likely reflect continued investment spending on improving and increasing the transparency of ratings practices, technology initiatives and product development and continued hiring to support growth areas of the business. The Company will continue investment in the Enhanced Analysis Initiative. Moody’s expects its operating margin to decline about 100 basis points in 2004 from the level achieved in 2003 due to investments being made and the faster growth of the lower margin MKMV business. An additional 100 basis point decline in operating margin is expected due to higher expense for stock-based compensation. Since the Company adopted expensing of stock-based compensation prospectively effective January 1, 2003, the higher expense is due in part to the phasing in of expense over the current four-year option vesting period.

Overall for 2004, Moody’s expects that year-over-year revenue growth will be in the mid- to high single digit percent range. With the impact of a slightly lower effective tax rate and share repurchases, the Company expects that diluted earnings per share will grow in the mid- to high single digit percent range on a reported basis. Reported earnings per share in 2003 included the impacts of the insurance gain, the legacy tax reserve increase and the expensing of stock-based compensation discussed above. The impact of expensing stock-based compensation will also be included in reported earnings per share in 2004, and is expected to be approximately $0.10 to $0.11 per share in 2004 compared with $0.04 per share in 2003.

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

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 80% of Moody’s revenue in 2003 was derived from ratings, a significant portion of which was related to the issuance of credit-sensitive securities in the global capital markets. Moody’s enjoyed revenue growth from these sources in 2003 that was greater than its historical averages, principally due to strong growth in global structured finance and corporate finance issuance volumes, the U.S. components of which were driven by a highly favorable interest rate environment. The Company anticipates that a substantial part of its business will continue to be dependent on the number and dollar volume of debt securities issued in the capital markets. Therefore, the Company’s results could be adversely affected by a reduction in the level of debt issuance.

Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance for which Moody’s provides ratings services. In addition, increases in interest rates, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, and/or the types of credit-sensitive products being offered. A sustained period of market decline or weakness could also have a material adverse affect on Moody’s business and financial results.

Possible Loss of Market Share or Revenue through Competition or Regulation

The markets for credit ratings, research and credit risk management services are intensely competitive. Moody’s competes on the basis of a number of factors, including quality of ratings, client service, research, reputation, price, geographic scope, range of products and technological innovation. Moody’s faces increasing competition from S&P, Fitch, DBRS, local rating agencies in a number of jurisdictions and niche companies that provide ratings for particular types of financial products or issuers (such as A.M. Best Company in the insurance industry). Since Moody’s believes that some of its most significant challenges and opportunities will arise outside the U.S., it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local governments or other institutions.

Currently, Moody’s, S&P, Fitch, and DBRS are designated as NRSROs by the SEC. On June 4, 2003, the SEC issued a Concept Release regarding the credit ratings industry, wherein it posed and requested public comment on a series of questions categorized into three broad areas: 1) should credit ratings continue to be used for regulatory purposes under the federal securities laws; 2) if so, what should be the process for determining whose credit ratings to use; and, 3) if credit ratings continue to be used in federal securities laws, what is the appropriate level of oversight for the agencies whose ratings are used? Elimination of the NRSRO concept, retention of the NRSRO concept with different regulatory oversight, or SEC recognition of additional NRSROs could result in loss of market share or revenue for Moody’s, or higher costs of operations.

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

Possible Loss of Key Employees to Investment or Commercial Banks or Elsewhere and Related Compensation Cost Pressures

Moody’s success depends in part upon recruiting and retaining highly skilled, experienced financial analysts and other professionals. Competition for qualified staff in the financial services industry is intense, and Moody’s ability to attract staff could be impaired if it is unable to offer competitive compensation and other incentives. Investment banks and other competitors for analyst talent may be able to offer higher compensation than Moody’s. Moody’s also may not be able to identify and hire employees outside the U.S. with the required experience or skills to perform sophisticated credit analysis. Moody’s ability to effectively compete will continue to depend, among other things, on its ability to attract new employees and to retain and motivate existing employees.

Exposure to Litigation Related to Moody’s Rating Opinions

Moody’s faces litigation from time to time from parties claiming damages relating to ratings actions. In addition, as Moody’s international business expands, these types of claims may increase because foreign jurisdictions may not have legal protections or liability standards comparable to those in the U.S. (such as protections for the expression of credit opinions as is provided by the First Amendment). These risks often may be difficult to assess or quantify and their existence and magnitude often remains unknown for substantial periods of time.

Potential Emergence of Government-Sponsored Credit Rating Agencies

When governments adopt regulations that require debt securities to be rated, establish criteria for credit ratings or authorize only certain entities to provide credit ratings, the competitive balance among rating agencies and the level of demand for ratings may be positively or negatively affected. Government-mandated ratings criteria may also have the effect of displacing objective assessments of creditworthiness. In these circumstances, issuers may be less likely to base their choice of rating agencies on criteria such as independence and credibility, and more likely to base their choice on their assumption as to which credit rating agency might provide a higher rating, which may negatively affect the Company.

Proposed U.S., Foreign, State and Local Legislation and Regulations, Including Those Relating to Nationally Recognized Statistical Rating Organizations

In the U.S. and other countries, the laws and regulations applicable to credit ratings and rating agencies continue to evolve. Recently there has been discussion in the U.S. regarding the potential need for greater regulation of credit rating agencies. In January 2003, the SEC released a report on the role and function of credit rating agencies in the operation of the securities markets. The report considered a number of issues that the SEC was required to examine under the Sarbanes-Oxley Act of 2002 and other issues arising from a SEC-initiated review of credit rating agencies. In June 2003 the SEC released a Concept Release which posed questions about the continued use of credit ratings for regulatory purposes in federal securities laws, the process for determining rating agencies whose ratings could be so used, and the appropriate level of oversight of such rating agencies. In February 2004, the European Parliament adopted resolutions calling on the European Commission to conduct an analysis for registration of rating agencies in Europe and possible registration criteria. At present, Moody’s is unable to assess the nature and effect of any regulatory changes that may result from ongoing reviews by the SEC or other regulatory bodies.

Implementation guidelines proposed by the Committee of European Securities Regulators under the European Commission’s Market Abuse Directive are applicable to all participants in the European capital markets. Credit rating agencies are excluded from control under the guidelines. However, depending on the form in which the implementation guidelines are ultimately adopted by national regulators or lawmakers, such guidelines could include controls over credit rating agencies in some European Union countries. If so, the guidelines could, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process, and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

Multinational Operations

Moody’s maintains offices outside the U.S. and derives a significant portion of its revenue from sources outside the U.S. Operations in several different countries expose Moody’s to a number of legal, economic and regulatory risks such as:

•	changes in legal and regulatory requirements affecting either Moody’s operations or its customers’ use of ratings

•	possible nationalization, expropriation, price controls and other restrictive governmental actions

•	restrictions on the ability to convert local currency into U.S. dollars

•	currency fluctuations

•	export and import restrictions, tariffs and other trade barriers

•	difficulty in staffing and managing offices as a result of, among other things, distance, travel, cultural differences and intense competition for trained personnel

•	longer payment cycles and problems in collecting receivables

•	political and economic instability

•	potentially adverse tax consequences

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

Information Resources, Inc.

In July 1996, Information Resources, Inc. (“IRI”) filed a complaint in the U. S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

The complaint alleges various violations of United States antitrust laws under Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI’s antitrust claims allege that the defendants developed and implemented a plan to undermine IRI’s ability to compete within the U.S. and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

IRI’s complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI also seeks punitive damages of an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants.

In December of 2003, IRI was acquired by the Gingko Acquisition Corporation, an affiliate of Symphony Technology II – A. L. P. and certain other parties. As part of that transaction, a statutory trust called the Information Resources, Inc. Litigation Contingent Payment Rights Trust (the “Trust”) was formed. The Trust was created, in part, to issue contingent value rights certificates (“CVRs”), which represent an interest in the IRI lawsuit. The CVRs are governed by a Contingent Value Rights Agreement among IRI and the acquirers, and are a tradeable security listed on the OTC Bulletin Board. As part of the purchase consideration, each IRI stockholder received one CVR for each share of IRI common stock owned, entitling the selling stockholders to a pro rata portion of the proceeds from the IRI lawsuit, if any, allocated to the Trust. The Trust will be entitled to receive an amount equal to 68% of any proceeds from the IRI lawsuit to the extent that such proceeds are equal to or less than $200 million and 75% of any such proceeds in excess of $200 million. The remaining proceeds, if any, will be the property of IRI. A body consisting of five rights agents was appointed to direct and supervise the IRI Litigation on behalf of IRI and CVR holders. Gingko Corporation named two of the rights agents, IRI named two of the rights agents and these four rights agents selected the fifth “independent” rights agent. Under the Contingent Value Rights Agreement, a majority of the rights agents (other than the independent rights agent) must approve any settlement of the IRI lawsuit. The information contained in this paragraph is solely based on the tender offer statement filed by Gingko Acquisition Corporation and other persons and the registration statement filed by the Trust in connection with the acquisition of IRI.

In connection with the 1996 Distribution, NMR (then known as Cognizant Corporation), ACNielsen and Donnelley (then known as The Dun & Bradstreet Corporation) entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense

Agreement”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the Indemnity and Joint Defense Agreement provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the Indemnity and Joint Defense Agreement (the “ACN Maximum Amount”); and

•	Donnelley and NMR will share liability equally for any amounts in excess of the ACN Maximum Amount.

As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The Indemnity and Joint Defense Agreement provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The Indemnity and Joint Defense Agreement also provides for each of Donnelley and NMR to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment, and for ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits, to each of Donnelley and NMR for the amount of their payment. The principal amount of each ACN Note issued to Donnelley and NMR, however, is limited to 50% of the difference between the ACN Maximum Amount and the ACN Payment, and is subject to a further limitation that it cannot exceed 50% of the amount of any proceeds from any recapitalization plan designed to maximize ACNielsen’s claims paying ability. The ACN Notes would become payable upon the completion of any such recapitalization plan.

The Indemnity and Joint Defense Agreement also provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then NMR and Donnelley shall obtain the bond required for the appeal, and each shall pay 50% of the costs of such bond, if any, which cost will be added to IRI Liabilities. Under the terms of the 2000 Distribution, Moody’s would be responsible for 25% of the total costs of any bond.

The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any recapitalization plan submitted by such investment bank that is designated to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring shareholder approval; and

•	payment of interest on the ACN Notes and related fees and expenses.

For these purposes, “viability” means the ability of ACNielsen, after giving effect to such recapitalization plan, the payment of interest on the ACN Notes, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such recapitalization plan, for two years from the date any such recapitalization plan is expected to be implemented.

In 2001, ACNielsen was acquired by VNU N.V. VNU N.V. assumed ACNielsen’s liabilities under the Indemnity and Joint Defense Agreement, and pursuant to the Indemnity and Joint Defense Agreement, VNU N.V. is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

In connection with the 1998 Distribution, Old D&B and Donnelley (then known as The Dun & Bradstreet Corporation) entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities. Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement, and arising from the IRI action itself. However, as between New D&B and Moody’s, it was agreed that under the 2000 Distribution, each of New D&B and Moody’s will be responsible for 50% of any payments required to be made to or on behalf of Donnelley with respect to the IRI action under the terms of the 1998 Distribution Agreement, including legal fees or expenses related to the IRI action.

As a result, the Company will be responsible for the payment of 25% of the portion of any judgment or settlement in excess of the ACN Maximum Amount (as adjusted to include VNU N.V.). New D&B will be responsible for the payment of an additional 25% (together constituting Donnelley’s liability under the Indemnity and Joint Defense Agreement for 50% of such amount) and NMR will be responsible for payment of the remaining 50% of liability in excess of the ACN Maximum Amount. In addition, each of the above parties, in accordance with the foregoing percentages, may be required to advance a portion of the amount, if any, by which the ACN Maximum Amount exceeds the amount of the ACN Payment. However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the Indemnity and Joint Defense Agreement are based on contractual relationships, the failure of a party to the Indemnity and Joint Defense Agreement to fulfill its obligations could result in the other parties bearing a greater share of the IRI Liabilities.

As a result of their 1998 separation and pursuant to the related distribution agreement, IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

Discovery in the lawsuit is ongoing, and although the court earlier set a trial date for September 2004, the court rescinded that date in January 2004 and there is currently no trial date set. Moody’s is unable to predict at this time the outcome of the IRI action or the financial condition of ACNielsen and VNU N.V. at the time of any such outcome (and hence the Company cannot estimate the amount of the ACN Payment, the ACN Maximum Amount and the portion of any judgment to be paid by VNU N.V. and ACNielsen under the Indemnity and Joint Defense Agreement).

Therefore, Moody’s is unable to predict at this time whether the resolution of this matter could materially affect the Company’s financial position, results of operations, or cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action or if Moody’s is required to pay or advance a significant portion of any settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

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

Royalty Expense Deductions

During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996. New D&B disagrees with the position taken by the IRS in its Report. During the third quarter of 2003, New D&B filed a protest with the Appeals Office of the IRS to contest the Examination Report. If the IRS Appeals Office were to uphold the Examination Report, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share.

Moody’s estimates that its share of the required payment to the IRS could be up to approximately $57 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

In a related matter, during the second quarter of 2003, New D&B received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established in 1993 in connection with the above transaction, and to reallocate to Old D&B income and expense items that had been reported in the partnership tax return for 1996. During the third quarter of 2003, the partnership filed a protest with the Appeals Office of the IRS to contest the Examination Report. If the IRS Appeals Office were to uphold the Examination Report, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where payment of the assessment would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to approximately $50 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph, and Moody’s also could be obligated for future interest payments on its share of such liability.

During the fourth quarter of 2003 and the first quarter of 2004, New D&B participated in meetings with the IRS Appeals Office on the two matters described above.

In addition, in the first quarter of 2004, New D&B received an Examination Report relating to Old D&B’s participation in the partnership structure for the first quarter of 1997. In this Report the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax return for the 1997 tax year. New D&B also received an Examination Report issued to the partnership with respect to its 1997 tax year. In this Examination Report, the IRS stated its intention to ignore the partnership structure that had been established in 1993 in connection with the above transaction, and to reallocate to Old D&B income and expense items that had been reported in the partnership tax return for 1997. New D&B disagrees with the positions taken by the IRS in its Reports and will pursue the same remedies with the same possible consequences described above. Moody’s estimates that its share of the required payment to the IRS in relation to the two Examination Reports could be up to approximately $1.5 million and $0.3 million, respectively (including penalties and interest, and net of tax benefits).

Moody’s believes that the IRS’s proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Amortization Expense Deductions

During the fourth quarter of 2003, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a partnership transaction entered into in 1997 that could result in amortization expense deductions from 1997 through 2012. In this Notice the IRS proposed to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Notices of Proposed Adjustment. If the IRS were to issue a formal assessment consistent with the Notices for 1997 and 1998 or for future years, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure related to this matter is $92 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

Also during the fourth quarter of 2003, New D&B received a Notice of Proposed Adjustment from the IRS with respect to the partnership transaction entered into in 1997. In this Notice the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns. In addition, the IRS proposed to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS. If the IRS were to issue a formal assessment consistent with the Notices for 1997 and 1998 or for future years, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; (3) challenge the assessment in U.S. District Court or the U.S Court of Federal Claims, where payment of the assessment would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential payment to the IRS could be up to approximately $125 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

Moody’s believes that the IRS’s proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Utilization of Capital Losses

The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000, after the payments described below were made. The case is expected to go to trial in 2005.

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

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company considers from time to time the range and probability of potential outcomes related to the three legacy tax matters discussed above and establishes reserves that it believes are appropriate in light of the relevant facts and circumstances. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis. As of December 31, 2003, Moody’s had reserves of approximately $126 million with respect to such matters, which reflected an increase of approximately $16 million during the fourth quarter of 2003 relating to the Amortization Expense Deductions matter. Although the matter had previously been under audit, the Company felt that an increase in the related reserve was appropriate since the Notices of Proposed Adjustment during the fourth quarter of 2003 reflected a formalization by the IRS of its position on the matter. It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential cash outlays resulting from these matters, which the Company currently estimates could be as much as $331 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

Moody’s Matters

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $3.5 billion as of December 31, 2003) plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action. As such, no amount in respect of this matter has been accrued in the financial statements of the Company. However, if the plaintiffs in this action were to prevail, then the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations and cash flows. The case has been fully briefed, oral argument was heard before the Court on January 20, 2004, and the Court announced that judgment would be rendered on April 6, 2004.

Dividends

During 2003, 2002 and 2001, the Company paid a quarterly dividend of 4.5 cents per share of Moody’s common stock, resulting in dividends paid per share of 18.0 cents in each year.

In December 2003, the Company’s Board of Directors declared a first quarter 2004 dividend of 7.5 cents per share, payable on March 10, 2004 to shareholders of record on February 20, 2004. The payment and level of cash dividends by Moody’s going forward will be subject to the discretion of Moody’s Board of Directors.

Common Stock Information

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends paid for the periods shown. The number of registered shareholders of record at January 31, 2004 was 4,781.

	Price Per Share
			Dividends Paid
	High	Low	Per Share
2002:
First quarter	$42.00	$35.80	$0.045
Second quarter	51.74	39.94	0.045
Third quarter	52.40	41.00	0.045
Fourth quarter	50.48	39.80	0.045

Year ended December 31, 2002	$52.40	$35.80	$0.180

2003:
First quarter	$49.70	$39.50	$0.045
Second quarter	54.85	45.38	0.045
Third quarter	56.80	49.85	0.045
Fourth quarter	60.85	54.85	0.045

Year ended December 31, 2003	$60.85	$39.50	$0.180

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for Moody’s business and operations that involve a number of risks and uncertainties. Those statements appear in the sections entitled “Outlook” and “Contingencies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing at page 14 of this annual report on Form 10-K, under “Legal Proceedings” in Item 3, Part I of this Form 10-K, and elsewhere in the context of statements containing the words “believes”, “expects”, “anticipates” and other words relating to Moody’s views on future events, trends and contingencies. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K for the year ended December 31, 2003, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions. These factors and other risks and uncertainties that could cause Moody’s actual results to differ significantly from management’s expectations, are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors That May Affect Future Results” and in other reports of the Company filed from time to time with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 of this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE(S)
Report of Independent Auditors	38
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002	40
For the years ended December 31, 2003, 2002 and 2001:
Consolidated Statements of Operations	39
Consolidated Statements of Cash Flows	41
Consolidated Statements of Shareholders’ Equity	42
Notes to Consolidated Financial Statements	43-71

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors of Moody’s Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Moody’s Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets”. These matters are discussed in Note 2 to the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 27, 2004

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue	$1,246.6	$1,023.3	$796.7
Expenses
Operating	347.3	285.3	239.6
Selling, general and administrative	203.6	175.3	141.6
Depreciation and amortization	32.6	24.6	17.0

Total expenses	583.5	485.2	398.2

Operating income	663.1	538.1	398.5

Interest expense, net	(21.8)	(21.2)	(16.5)
Other non-operating income (expense), net	15.1	0.5	(0.1)

Non-operating expense, net	(6.7)	(20.7)	(16.6)

Income before provision for income taxes	656.4	517.4	381.9
Provision for income taxes	292.5	228.5	169.7

Net income	$363.9	$288.9	$212.2

Earnings per share
Basic	$2.44	$1.88	$1.35

Diluted	$2.39	$1.83	$1.32

Weighted average shares outstanding
Basic	148.9	153.9	157.6

Diluted	152.3	157.5	160.2

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in millions, except per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$269.1	$39.9
Accounts receivable, net of allowances of $15.9 in 2003 and $16.4 in 2002	270.3	178.1
Other current assets	29.6	27.8

Total current assets	569.0	245.8
Property and equipment, net	46.8	50.6
Prepaid pension costs	60.2	59.3
Goodwill	126.4	126.3
Intangible assets, net	77.4	84.4
Other assets	61.6	64.4

Total assets	$941.4	$630.8

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$217.5	$184.9
Bank borrowings	—	107.1
Deferred revenue	214.6	170.0

Total current liabilities	432.1	462.0
Non-current portion of deferred revenue	41.1	28.5
Notes payable	300.0	300.0
Other liabilities	200.3	167.3

Total liabilities	973.5	957.8

Commitments and contingencies (Notes 13 and 14)

Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 400,000,000 shares authorized; 171,451,136 shares issued at December 31, 2003 and 2002	1.7	1.7
Capital surplus	76.4	45.5
Retained earnings	558.9	221.8
Treasury stock, at cost; 22,779,500 and 22,560,826 shares of common stock at December 31, 2003 and 2002, respectively	(677.2)	(597.7)
Cumulative translation adjustment	8.1	1.7

Total shareholders’ equity	(32.1)	(327.0)

Total liabilities and shareholders’ equity	$941.4	$630.8

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$363.9	$288.9	$212.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	32.6	24.6	17.0
Stock-based compensation expense	10.8	—	—
Deferred income taxes	(0.4)	(3.6)	(0.8)
Tax benefits from exercise of stock options	33.3	27.5	15.1
Write-off of computer software, property and equipment	0.6	1.3	0.6
Write-off of acquired in-process research and development	—	1.1	—
Impairment of investments in affiliates	—	—	3.4
Changes in assets and liabilities:
Accounts receivable	(91.8)	(16.6)	(47.6)
Other current assets	—	0.3	(3.7)
Prepaid pension costs	(0.9)	(2.1)	(3.4)
Other assets	(0.6)	(2.9)	(2.9)
Accounts payable and accrued liabilities	30.6	(66.8)	101.6
Deferred revenue	56.8	34.9	24.8
Other liabilities	33.5	48.2	5.1

Net cash provided by operating activities	468.4	334.8	321.4

Cash flows from investing activities
Capital additions	(17.9)	(18.1)	(14.8)
Net cash (used) acquired in connection with business acquisitions and investments in affiliates	0.8	(205.7)	(15.2)
Other	—	0.2	—

Net cash used in investing activities	(17.1)	(223.6)	(30.0)

Cash flows from financing activities
Net (repayments of) proceeds from bank borrowings	(107.1)	107.1	—
Proceeds from stock plans	79.0	54.0	47.8
Cost of treasury shares repurchased	(171.7)	(369.9)	(267.6)
Payment of dividends	(26.8)	(27.8)	(28.3)
Payments under capital lease obligations	(1.1)	—	—

Net cash used in financing activities	(227.7)	(236.6)	(248.1)

Effect of exchange rate changes on cash and cash equivalents	5.6	2.1	0.8

Increase (decrease) in cash and cash equivalents	229.2	(123.3)	44.1
Cash and cash equivalents, beginning of the period	39.9	163.2	119.1

Cash and cash equivalents, end of the period	$269.1	$39.9	$163.2

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in millions)

	Common Stock			Retained	Cumulative	Treasury Stock		Total
			Capital	Earnings	Translation			Shareholders’	Comprehensive
	Shares	Amount	Surplus	(Deficit)	Adjustment	Shares	Amount	Equity	Income
Balance at December 31, 2000	171.5	$1.7	$7.9	$(223.2)	$(1.9)	(11.0)	$(67.0)	$(282.5)

Net income				212.2				212.2	$212.2
Dividends paid				(28.3)				(28.3)
Proceeds from stock plans, including tax benefits			62.9					62.9
Net treasury stock activity			(27.1)			(6.0)	(240.5)	(267.6)
Currency translation adjustment					(0.8)			(0.8)	(0.8)

Comprehensive income									$211.4

Balance at December 31, 2001	171.5	1.7	43.7	(39.3)	(2.7)	(17.0)	(307.5)	(304.1)

Net income				288.9				288.9	$288.9
Dividends paid				(27.8)				(27.8)
Proceeds from stock plans, including tax benefits			81.5					81.5
Net treasury stock activity			(79.7)			(5.6)	(290.2)	(369.9)
Currency translation adjustment					4.4			4.4	4.4

Comprehensive income									$293.3

Balance at December 31, 2002	171.5	1.7	45.5	221.8	1.7	(22.6)	(597.7)	(327.0)

Net income				363.9				363.9	$363.9
Dividends paid				(26.8)				(26.8)
Proceeds from stock plans, including tax benefits			112.3					112.3
Stock-based compensation			10.8					10.8
Net treasury stock activity			(92.2)			(0.2)	(79.5)	(171.7)
Currency translation adjustment					6.4			6.4	6.4

Comprehensive income									$370.3

Balance at December 31, 2003	171.5	$1.7	$76.4	$558.9	$8.1	(22.8)	$(677.2)	$(32.1)

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TABULAR DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA

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

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market funds, short-term certificates of deposit and commercial paper with maturities of three months or less when purchased. Interest income on cash and cash equivalents was $1.7 million, $2.3 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Computer Software

Costs for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. These assets primarily relate to the development of credit process software and quantitative credit assessment products to be licensed to customers. The capitalized costs generally consist of professional services provided by third parties and compensation costs of employees that develop the software. These costs are amortized on a straight-line basis over three years, which approximates their useful life, and are reported at the lower of unamortized cost or net realizable value. At December 31, 2003 and 2002, such amounts, included in other assets in the consolidated balance sheets, were $9.0 million and $9.1 million, respectively, (net of accumulated amortization of $12.1 million and $7.8 million, respectively). Other assets at December 31, 2003 and 2002 also included $10.9 million and $14.2 million (net of accumulated amortization of $6.2 million and $2.9 million, respectively) of acquired software resulting from the April 2002 acquisition of KMV. Amortization expense for all such software for the years ended December 31, 2003, 2002 and 2001 was $7.3 million, $5.3 million and $2.1 million, respectively.

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

Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations to be accounted for using the purchase method. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually or more frequently if impairment indicators arise. This testing requires the Company to estimate the fair value of its applicable identified reporting units based on the present value of the expected future cash flows of the units. If the book value of a reporting unit exceeds the estimated fair value of the unit, a write-down of goodwill is required. The Company completed its transitional impairment testing during the second quarter of 2002 and its annual impairment testing in the fourth quarter of 2002 and 2003. In each test, the estimated fair values of the reporting units exceeded their book values and therefore no write-down of goodwill was required.

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

The consolidated statement of operations for the year ended December 31, 2003 includes compensation expense of $10.5 million related to stock options granted, and stock issued under the employee stock purchase plan, since January 1, 2003. The consolidated statements of operations for the years ended December 31, 2002 and 2001 include no such expense. In addition, the 2003 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below.

	Year Ended December 31,
	2003	2002	2001
Net income:
As reported	$363.9	$288.9	$212.2
Add: Stock-based compensation plan expense included in reported net income, net of tax	6.6	0.1	0.2
Deduct: Stock-based compensation plan expense determined under the fair value method, net of tax	(20.0)	(14.3)	(9.5)

Pro forma net income	$350.5	$274.7	$202.9

Basic earnings per share:
As reported	$2.44	$1.88	$1.35
Pro forma	$2.35	$1.78	$1.29
Diluted earnings per share:
As reported	$2.39	$1.83	$1.32
Pro forma	$2.30	$1.75	$1.27

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	2003		2002		2001
Expected dividend yield	0.41%		0.41%		0.56%
Expected stock volatility	30%		25%		25%
Risk-free interest rate	3.03%		4.13%		4.27%
Expected holding period	5.0	yrs	4.5	yrs	4.5	yrs

The estimated weighted average fair value of Moody’s options granted in 2003, 2002 and 2001 was $13.06, $10.97 and $9.38, respectively.

The consolidated statement of operations for the year ended December 31, 2003 includes compensation expense of $0.3 million related to shares of restricted stock issued in 2003 to the Company’s Board of Directors under the 1998 Directors Plan. Since no restricted stock was issued in 2002 and prior years, the consolidated statements of operations for the years ended December 31, 2002 and 2001 include no such expense. The Company recorded compensation expense of $0.2 million in 2002 and $0.4 million in 2001, related to outstanding performance share grants for which the performance period ended during 2002. No compensation expense related to performance share grants was recorded for the year ended December 31, 2003.

Employee Benefit Plans

The assets, expenses, liabilities and obligations that Moody’s reports for pension and other post-retirement benefits are dependent on assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

•	Future compensation increases, based on the Company’s long-term actual experience and future outlook.

•	Discount rates, based on current yields on high grade corporate long-term bonds.

•	Future healthcare cost trends, based on historical market data, near-term outlooks and assessments of likely long-term trends.

•	Long-term return on pension plan assets, based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments).

In determining such assumptions, the Company consults with outside actuaries and other advisors where deemed appropriate. In accordance with relevant accounting standards, if actual results differ from the Company’s assumptions, such differences are deferred and amortized over the estimated future working life of the plan participants. While the Company believes that the assumptions used in these calculations are reasonable, differences in actual experience or changes in assumptions could affect the assets, expenses, liabilities and obligations related to the Company’s pension and other post-retirement benefits.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”. As such, revenue is recognized when an agreement exists, the services have been provided and accepted by the customer, fees are determinable and the collection of resulting receivables is considered probable.

Revenue attributed to ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized over the period in which the monitoring is performed. In most areas of the ratings business, the Company charges issuers annual monitoring fees and amortizes such fees ratably over the related one-year period. In the case of commercial mortgaged-backed securities, fees that are charged for future monitoring are amortized over the lives of the related securities, which averaged approximately 26 years for the year ended December 31, 2003.

In areas where the Company does not separately charge monitoring fees, the Company defers portions of the rating fees that will be attributed to future monitoring activities and recognizes such fees ratably over the applicable estimated monitoring period. The portion of the revenue to be deferred is determined based on annual monitoring fees charged for similar securities or issuers and the level of monitoring effort required for a given type of security or issuer. The estimated monitoring period is determined based on factors such as the frequency of issuance by the issuers and the lives of the rated securities. Currently, the estimated monitoring periods range from three years to ten years.

Revenue from sales of research products and from credit risk management subscription products is recognized ratably over the related subscription period, which is principally one year. Revenue from licenses of credit risk management software is recognized at the time the product is shipped to customers, or at such other time as the Company’s obligations are complete. Related software maintenance revenue is recognized ratably over the annual maintenance period.

Amounts billed in advance of providing the related products or services are credited to deferred revenue and reflected in revenue when earned. The consolidated balance sheets reflect as current deferred revenue amounts that are expected to be recognized within one year of the balance sheet date, and as non-current deferred revenue amounts that are expected to be recognized over periods greater than one year. The majority of the balance in non-current deferred revenue relates to fees for future monitoring of commercial mortgage-backed securities.

Accounts Receivable Allowances

Moody’s records as reductions of revenue provisions for estimated future adjustments to customer billings, based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance; adjustments to and write-offs of receivables are charged against the allowance. Moody’s evaluates its estimates on a regular basis and makes adjustments to its revenue provisions and the accounts receivable allowance as considered appropriate.

Operating Expenses

Operating expenses are charged to income as incurred. These expenses include costs associated with the development and production of the Company’s products and services and their delivery to customers. These expenses principally include employee compensation and benefits and travel costs that are incurred in connection with these activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are charged to income as incurred. These expenses include such items as compensation and benefits for corporate officers and staff and compensation and other expenses related to sales of products. They also include items such as office rent, business insurance, professional fees and gains and losses from sales and disposals of assets.

Foreign Currency Translation

For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these operations, currency translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are reflected in other non-operating income (expense), net. Transaction gains (losses) were $2.2 million, $0.3 million and ($0.1) million in 2003, 2002 and 2001, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables and bank borrowings, all of which are short-term in nature and, accordingly, approximate fair value. The fair value of the Company’s long-term notes payable is estimated using discounted cash flow analyses based on the prevailing interests rates available to the Company for borrowings with similar maturities. The carrying amount of the notes payable was $300.0 million at December 31, 2003, 2002 and 2001. The estimated fair value of the Company’s notes payable were $334.6 million, $346.9 million and $324.3 million at December 31, 2003, 2002 and 2001, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents and trade receivables.

Cash equivalents consist of investments in high quality investment grade securities within and outside the United States. By policy, the Company limits the amount it can invest with any one issuer. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, short-term certificates of deposit or issuers of high-grade commercial paper. As of December 31, 2003, the Company did not maintain any derivative investments or engage in any hedging activities.

Credit is extended to customers based on an evaluation of their financial condition. No customer accounted for 10% or more of accounts receivable at December 31, 2003 or 2002.

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

Recently Issued Accounting Pronouncements

On January 12, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The FSP permits employers that sponsor post-retirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). Without the FSP, plan sponsors would be required under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. In accordance with the FSP, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company’s plan and specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. The Company has elected the deferral described above and is in the process of evaluating the effects of the Act on its post-retirement benefits.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”), “Revenue Recognition”, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements”. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. Accordingly, the adoption of SAB No. 104 had no effect on the Company’s revenue recognition policies.

Note 3 Reconciliation of Weighted Average Shares Outstanding

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended December 31,
	2003	2002	2001
Weighted average number of shares—Basic	148.9	153.9	157.6
Dilutive effect of shares issuable under stock-based compensation plans	3.4	3.6	2.6

Weighted average number of shares—Diluted	152.3	157.5	160.2

Options to purchase 25,500 shares and 51,800 shares of common stock were outstanding at December 31, 2003 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of such options were greater than the average market price of the Company’s common stock during the applicable period (the “antidilutive options”). There were no antidilutive options outstanding as of December 31, 2002.

Note 4 Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2003	2002
Land, building and building improvements	$24.6	$24.2
Office and computer equipment	41.6	37.3
Office furniture and fixtures	21.3	19.5
Internal-use computer software	23.7	18.9
Leasehold improvements	33.6	31.6

Property and equipment, at cost	144.8	131.5
Less: accumulated depreciation and amortization	(98.0)	(80.9)

Property and equipment, net	$46.8	$50.6

The consolidated statements of operations reflect depreciation and amortization expense related to the above assets of $18.3 million, $14.0 million and $11.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Current assets		$21.0
Property and equipment, net		4.6
Intangible assets:
Customer list (12.0 year life)	$50.7
Trade secrets (not subject to amortization)	25.5
Other intangibles (5.2 year weighted average life)	6.3

Total intangible assets		82.5
In-process research and development		1.1
Goodwill		118.3
Other assets		17.1
Liabilities assumed		(32.0)

Net assets acquired		$212.6

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

	Year Ended December 31,
		(pro forma)
	2003	2002	2001
Revenue	$1,246.6	$1,038.4	$840.9
Net income	$363.9	$288.0	$205.6
Diluted earnings per share	$2.39	$1.83	$1.28

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

Korea Investors Service

In August 1998, the Company made a 10% cost-basis investment in Korea Investors Service (“KIS”), a Korean rating agency. In December 2001, the Company entered into a definitive agreement to increase its investment to just over 50%, at a cost of $9.6 million with a contingent payment of up to 6.9 billion Korean Won (approximately $5.8 million as of December 31, 2003) in 2005, based on KIS net income for the three-year period ended December 31, 2004. The purchase price of $9.6 million was held in escrow pending regulatory approval in Korea, which was received in January 2002.

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

As a result of the devaluation of the Argentine peso that occurred in 2002, an acquisition-related purchase price adjustment was triggered relating to Moody’s equity-basis investments in the two Argentine rating agencies. The adjustment resulted in Moody’s receiving additional shares in these rating agencies, which increased Moody’s ownership position to over 90%. As a result, starting in January 2003 the Argentine rating agencies are being consolidated in Moody’s financial statements.

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

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$363.9	$288.9	$212.2
Add back: goodwill amortization expense, net of tax	—	—	1.2

Adjusted net income	$363.9	$288.9	$213.4

Basic earnings per share:
As reported	$2.44	$1.88	$1.35
Adjusted	$2.44	$1.88	$1.35
Diluted earnings per share:
As reported	$2.39	$1.83	$1.32
Adjusted	$2.39	$1.83	$1.33

In connection with the 2002 acquisition of KMV, Moody’s acquired goodwill and intangible assets, which are described in Note 5.

The following table summarizes the activity in goodwill for the periods indicated:

	Year Ended			Year Ended
	December 31, 2003			December 31, 2002
	Moody's	Moody's		Moody's	Moody's
	Investors Service	KMV	Consolidated	Investors Service	KMV	Consolidated
Beginning balance	$2.3	$124.0	$126.3	$0.4	$5.6	$6.0
Net change from acquisitions	—	—	—	1.9	118.3	120.2
Other	—	0.1	0.1	—	0.1	0.1

Ending balance	$2.3	$124.1	$126.4	$2.3	$124.0	$126.3

The following table summarizes intangible assets subject to amortization at the dates indicated:

	December 31,
	2003	2002
Customer lists (11.3 year original weighted average life)	$57.8	$57.8
Accumulated amortization	(10.6)	(5.3)

Net customer lists	$47.2	$52.5

Other intangible assets (5.6 year original weighted average life)	$8.2	$8.2
Accumulated amortization	(3.5)	(1.8)

Net other intangible assets	$4.7	$6.4

Total	$51.9	$58.9

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2003, 2002 and 2001 was $7.0 million, $5.3 million and $1.0 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2004	$6.9
2005	6.5
2006	6.2
2007	5.5
2008	4.5
Thereafter	22.3

As of December 31, 2003, $25.5 million in trade secrets acquired with the acquisition of KMV were not subject to amortization. Current circumstances and conditions continue to support an indefinite useful life.

Note 7 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2003	2002
Accounts payable	$4.4	$1.3
Accrued income taxes (see Note 10)	36.4	11.3
Accrued compensation and benefits	126.1	117.3
Other	50.6	55.0

Total	$217.5	$184.9

Note 8 Pension and Other Post-Retirement Benefits

Moody’s maintains both funded and unfunded noncontributory defined benefit pension plans in which substantially all U.S. employees of the Company are eligible to participate. The plans provide defined benefits using a cash balance formula based on years of service and career average salary.

The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The health care plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with the Company’s expressed intent to fix the Company’s share of costs and require retirees to pay for all future increases in plan costs in excess of the amount of the per person company contribution in the year 2005.

Effective at the Distribution Date, Moody’s assumed responsibility for pension and other post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

Following is a summary of the activity related to these benefit plans for the years ended December 31, 2003 and 2002, as well as the status of the plans at December 31, 2003. The Company uses a December 31 measurement date for its pension and other post-retirement plans.

	Pension		Other Post-
	Plans		Retirement Plans
	2003	2002	2003	2002
Change in benefit obligation
Projected benefit obligation, beginning of the period	$(53.3)	$(41.2)	$(6.1)	$(4.6)
Service cost	(6.9)	(5.1)	(0.4)	(0.3)
Interest cost	(4.1)	(2.9)	(0.3)	(0.3)
Benefits paid	0.6	0.4	0.1	0.1
Plan amendment	(0.5)	—	0.5	(1.0)
Curtailment charge	0.6	—	—	—
Special termination benefit charge	(1.0)	—	—	—
Actuarial gain/(loss)	(8.4)	(2.9)	0.5	0.3
Assumption change	(6.7)	(1.6)	(0.4)	(0.3)

Projected benefit obligation, end of the period	$(79.7)	$(53.3)	$(6.1)	$(6.1)

Change in plan assets
Fair value of plan assets, beginning of the period	$71.5	$79.4	$—	$—
Actual return on plan assets	15.2	(7.5)	—	—
Benefits paid	(0.6)	(0.4)	(0.1)	(0.1)
Contributions	—	—	0.1	0.1

Fair value of plan assets, end of the period	$86.1	$71.5	$—	$—

Reconciliation of funded status to total amount recognized
Funded status of the plans	$6.4	$18.2	$(6.1)	$(6.1)
Unrecognized actuarial loss	38.3	32.5	0.4	0.6
Unrecognized prior service cost	2.1	2.1	0.4	1.0

Net amount recognized	$46.8	$52.8	$(5.3)	$(4.5)

Amounts recognized in the consolidated balance sheets
Prepaid pension cost	$60.2	$59.3	$—	$—
Pension and post-retirement benefits liability	(15.2)	(8.0)	(5.3)	(4.5)
Intangible asset	1.8	1.5	—	—

Net amount recognized	$46.8	$52.8	$(5.3)	$(4.5)

The curtailment charge and special termination benefit charge relate to a benefit enhancement provided under a Supplemental Executive Benefit Plan maintained by the Company.

The accumulated benefit obligation related to the pension plans totaled $53.7 million and $36.4 million as of December 31, 2003 and 2002.

				Other Post-
	Pension Plans			Retirement Plans
	2003	2002	2001	2003	2002	2001
Components of net periodic (income) expense
Service cost	$6.9	$5.1	$4.4	$0.4	$0.3	$0.4
Interest cost	4.1	2.9	2.4	0.3	0.3	0.2
Expected return on plan assets	(7.7)	(9.0)	(8.3)	—	—	—
Amortization of net loss from earlier periods	1.2	0.1	0.3	—	—	—
Amortization of unrecognized prior service costs	0.2	0.2	0.1	0.2	—	—

Net periodic (income) expense	$4.7	$(0.7)	$(1.1)	$0.9	$0.6	$0.6

The following information is for pension plans with an accumulated benefit obligation in excess of plan assets:

	2003	2002
Projected benefit obligation	32.4	13.0
Accumulated benefit obligation	14.6	5.4
Fair value of plan assets	—	—

Additional Information:

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

			Other Post-
	Pension Plans		Retirement Plans
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	3.91%	3.91%	—	—
Cash balance accumulation/conversion rate	5.00%	5.00%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	8.10%	9.75%	9.75%	—	—	—
Rate of compensation increase	3.91%	4.41%	4.66%	—	—	—
Cash balance accumulation/conversion rate	5.00%	5.50%	5.75%	—	—	—

For 2003, the Company used an assumed return on pension plan assets of approximately 8.1%, which was determined based on explicit long-term return assumptions for each major asset class within the Company’s pension plan portfolio. Moody’s works with third party consultants to determine assumptions for long-term rates of return for the asset classes that are included in its pension plan investment portfolio. These return assumptions reflect a long term time horizon. They also reflect a combination of historical performance analysis and forward looking views of the financial markets including consideration of inflation, current yields on long-term bonds and price-earnings ratios of the major stock market indices.

Assumed Healthcare Cost Trend Rates at December 31:

	2003	2002	2001
Healthcare cost trend rate assumed for the following year, for both pre-age 65 and post-age 65	10.0%	11.0%	8.5%
Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate), for both pre-age 65 and post-age 65	6.0%	6.0%	5.0%
Year that the rate reaches the ultimate trend rate	2008	2008	2009

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for the post-retirement healthcare plans. A one percentage-point change in assumed healthcare cost trend rates would have had the following effects on Moody’s pre-tax expense in 2003:

	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on post-retirement benefit obligation	0.2	(0.1)

Plan Assets

Moody’s pension plan assets at December 31, 2003 and 2002 were allocated among the following categories:

	Percentage of
	Plan Assets
	at December 31,
Asset Category	2003	2002
Equity securities	71%	53%
Debt securities	21%	38%
Real estate	8%	9%

Total	100%	100%

Moody’s investment objective for its pension plan assets is to earn total returns that will minimize future contribution requirements over the long run within a prudent level of risk. The Company’s current pension plan asset allocation targets are for approximately seventy percent of assets to be invested in equity securities, diversified across U.S. and non-U.S. stocks of small, medium and large capitalization, twenty percent in investment grade bonds and the remainder in real estate funds. The use of derivatives to leverage the portfolio or otherwise is not permitted. The Company’s monitoring of its Retirement Plan includes ongoing reviews of investment performance, annual liability measurements, periodic asset/liability studies and investment portfolio reviews.

Moody’s other post-retirement plans are unfunded and therefore have no plan assets.

Cash Flows

Future Employer Contributions	Pension Plans	Other Post-Retirement Plans
2004 (expected)	$—	$0.1

Profit Participation Plan

Moody’s has a profit participation plan (the “Plan”) covering substantially all U.S. employees. The Plan provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay, subject to the federal limit. Moody’s contributes an amount equal to 50% of employee contributions, with Moody’s contribution limited to 3% of the employee’s pay. Moody’s makes additional contributions to the Plan that are based on growth in the Company’s earnings per share. Expense associated with this plan was $18.3 million, $15.1 million and $11.1 million in 2003, 2002 and 2001, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees in the form of defined contribution plans. Company contributions are primarily determined as a percentage of employees’ eligible compensation. Expense related to these plans for the years ended December 31, 2003, 2002 and 2001 was approximately $2.4 million, $1.6 million and $1.2 million, respectively.

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

Under the 1998 Plan, 16,500,000 shares of the Company’s common stock were reserved for issuance. The 1998 Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the 1998 Plan is determined by the Board of Directors at the date of the grant and has principally been four years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. For incentive stock options granted to a shareholder of more than 10% of the Company’s outstanding stock, the exercise price per share cannot be less than 110% of the fair market value of the Company’s common stock at the date of grant. The 1998 Plan also provides for the granting of restricted stock.

The 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”) was approved by the Board of Directors in February 2001 and approved by the Company’s shareholders in April 2001. Under the 2001 plan, 5,800,000 shares of common stock have been reserved for issuance. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The 2001 Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the 2001 Plan is determined by the Board of Directors at the date of the grant and has been four years. Unlike the 1998 Plan, the 2001 Plan also provides that consultants to the Company or any of its subsidiaries are eligible to be granted options. The 2001 Plan also provides for the granting of restricted stock.

Under the 1998 and 2001 Plans, key employees of the Company may be granted shares of common stock based on the achievement of revenue growth goals or other operating objectives (“Performance Shares”). At the end of the performance period, Company performance at target will yield the targeted amount of shares, whereas Company performance above or below target will yield larger or smaller share awards, respectively. As a result of the 2000 Distribution, outstanding Performance Share grants were converted such that the Company’s employees would receive a combination of Moody’s shares and cash in lieu of New D&B shares. In 2001, approximately 100,000 shares of Moody’s common stock were awarded based on the Company’s revenue performance for 1999 and 2000. Cash payments aggregating $2.5 million were made in lieu of New D&B shares. There were no new Performance Share grants in 2003, 2002 or 2001. The Company recorded compensation expense of $0.2 million in 2002 and $0.4 million in 2001, relating to performance shares granted in 1999, for which the performance period ended in 2002. No compensation expense relating to performance share grants was recorded for the year ended December 31, 2003.

The Company maintains a stock plan for its Board of Directors, the 1998 Directors Plan (the “Directors Plan”), which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined at the date of the grant and is generally one year. Under the Directors Plan, 400,000 shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors Plan. During the year ended December 31, 2003, the Company granted approximately 16,000 shares of restricted stock pursuant to the Directors Plan, with an aggregate grant date fair value of $675,000.

In February 2004, Moody’s awarded long-term, equity-based compensation as a mix of stock options and restricted stock, rather than exclusively as stock options as the Company has done in the past. The aggregate grants were approximately 2.2 million options and 0.4 million shares of restricted stock, all under the 2001 Plan. The options and a portion of the restricted stock vest ratably over four years. The remaining restricted stock will vest over a period of three to five years, depending on growth in the Company’s operating income.

Also in February 2004, Directors of the Company were granted approximately 7,000 shares of restricted stock under the Directors Plan.

Changes in stock options for the three years ended December 31, 2003 are summarized below:

		Weighted
	Number	Average
	Outstanding	Exercise Price
Options outstanding, December 31, 2000	19.3	$22.30

Granted	0.1	34.77
Exercised	(2.5)	17.04
Surrendered or retired	(2.2)	24.24

Options outstanding, December 31, 2001	14.7	23.00

Granted	3.8	40.01
Exercised	(2.5)	19.31
Surrendered or retired	(0.7)	27.43

Options outstanding, December 31, 2002	15.3	27.63

Granted	3.6	42.73
Exercised	(3.1)	23.87
Surrendered or retired	(0.6)	32.67

Options outstanding, December 31, 2003	15.2	$31.78

Below is a summary of Moody’s stock options held by Moody’s employees and by New D&B employees and retirees as of each date:

		New D&B
	Moody's	Employees
	Employees	and Retirees
Options outstanding at:
December 31, 2001	8.6	6.1
December 31, 2002	11.1	4.2
December 31, 2003	12.6	2.6

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding
		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price
$14.54–$19.94	1.3	2.5	$16.79
$21.42–$23.96	2.5	5.4	$21.79
$25.13–$28.13	4.5	5.1	$27.41
$33.92–$39.98	3.1	8.1	$39.87
$40.59–$43.55	3.7	9.0	$42.43
$52.05–$60.50	0.1	9.9	$56.60

Total	15.2

	Options Exercisable
		Weighted
	Number	Average
Range of Exercise Prices	Exercisable	Exercise Price
$14.54–$19.94	1.3	$16.79
$21.42–$23.96	1.6	$21.77
$25.13–$28.13	3.4	$27.26
$33.92–$39.98	0.7	$39.82
$40.59–$43.55	0.1	$40.98
$52.05–$60.50	—

Total	7.1

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

Note 10 Income Taxes

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$199.7	$150.5	$102.4
State and local	63.6	54.4	49.3
Non U.S.	35.3	26.3	16.5

Total current	298.6	231.2	168.2

Deferred:
Federal	(3.8)	(3.5)	1.2
State and local	(1.5)	1.4	0.5
Non U.S.	(0.8)	(0.6)	(0.2)

Total deferred	(6.1)	(2.7)	1.5

Total provision for income taxes	$292.5	$228.5	$169.7

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,
	2003	2002	2001
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	6.2	7.0	8.5
U.S. taxes on foreign income	0.3	0.7	1.0
Other	3.1	1.5	(0.1)

Effective tax rate	44.6%	44.2%	44.4%

Income taxes paid were $210.6 million, $226.6 million and $98.6 million in 2003, 2002 and 2001, respectively. Taxes paid in 2002 included approximately $50 million of 2001 income tax payments that were deferred due to the September 11th tragedy.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Current:
Accounts receivable allowances	$6.9	$6.7
Accrued compensation and benefits	5.1	4.5
Other	1.0	0.9

Total current	13.0	12.1

Non-current:
Depreciation and amortization	5.3	5.3
Benefit plans	13.5	6.2
State taxes	1.8	7.8
Other	8.0	7.2

Total non-current	28.6	26.5

Total deferred tax assets	41.6	38.6

Deferred tax liabilities:
Current:
Prepaid expenses	(1.4)	(1.4)

Total current	(1.4)	(1.4)

Non-current:
Prepaid pension costs	(25.1)	(24.5)
Amortization of intangibles and capitalized software	(6.8)	(4.8)
Other	(0.1)	(0.1)

Total non-current	(32.0)	(29.4)

Total deferred tax liabilities	(33.4)	(30.8)

Net deferred tax asset	$8.2	$7.8

The current deferred tax assets, net of current deferred tax liabilities, as well as prepaid taxes of $0.7 million and $1.3 million at December 31, 2003 and 2002, respectively, are included in other current assets in the consolidated balance sheets. Non-current tax receivables of $26.5 million at December 31, 2003 and 2002 are included in other assets. Non-current deferred tax liabilities, net of non-current deferred tax assets, are included in other liabilities. Management has determined, based on the Company’s history of prior and current levels of operating earnings, that no valuation allowance for deferred tax assets should be provided as of December 31, 2003 and 2002.

At December 31, 2003, undistributed earnings of non-U.S. subsidiaries aggregated $80.8 million. Earnings from the United Kingdom, France and Japan are or will be remitted to the U.S. on a regular basis. As such, taxes related to anticipated distributions have been provided in the consolidated financial statements. Deferred tax liabilities have not been recognized for approximately $16 million of undistributed foreign earnings that management intends to reinvest outside the U.S. If all such undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal and foreign income taxes payable, net of foreign tax credits, would be approximately $1.7 million.

Note 11 Indebtedness

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest paid under the Notes was $22.8 million, $22.8 million and $22.6 million, respectively for the years ended December 31, 2003, 2002 and 2001. Total interest expense was $23.5 million, $23.5 million and $22.9 million, respectively for the years ended December 31, 2003, 2002 and 2001.

The revolving credit facility (the “Facility”), which had no borrowings outstanding as of December 31, 2003, consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2004. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At December 31, 2003, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points of the facility amount to 12.5 basis points, depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at December 31, 2003. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility.

In April 2002, Moody’s used the Facility to initially fund a portion of the purchase price for the KMV acquisition; such borrowings were repaid in the second quarter of 2002. During 2002, Moody’s also borrowed under the Facility to fund share repurchases. Interest paid under the Facility was $0.6 million in 2003 and $0.3 million in 2002.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At December 31, 2003, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

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

For the year ended December 31, 2003, Moody’s repurchased 3.5 million shares at a total cost of $171.7 million, including 3.2 million shares to offset issuances under employee stock plans. Since becoming a public company in September 2000 and through the end of 2003, Moody’s has repurchased 23.0 million shares at a total cost of $881.0 million, including 9.3 million shares to offset issuances under employee stock plans.

Dividends

During 2003, 2002 and 2001, the Company paid a quarterly dividend of 4.5 cents per share of Moody’s common stock, resulting in dividends paid per share of 18.0 cents in each year. In December 2003, the Company’s Board of Directors declared a first quarter 2004 dividend of 7.5 cents per share, payable on March 10, 2004 to shareholders of record on February 20, 2004.

Note 13 Lease Commitments

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next nine years. Moody’s also leases certain computer and other equipment under operating and capital leases that expire over the next six years. Rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $13.3 million, $11.3 million and $8.0 million, respectively. Rent expense for 2002 and 2001 was net of sublease rental income of $0.6 million and $1.0 million, respectively. There was no sublease rental income in 2003.

During 2002, Moody’s recorded approximately $3.9 million of computer equipment subject to capital lease obligations. Accumulated amortization at December 31, 2003 includes approximately $1.3 million related to capital lease obligations.

The approximate minimum rent for leases that have remaining or original noncancelable lease terms in excess of one year at December 31, 2003 is as follows:

	Capital	Operating
Year Ending December 31,	Leases	Leases
2004	$1.3	$17.2
2005	1.3	12.7
2006	—	8.7
2007	—	6.0
2008	—	4.8
Thereafter	—	5.1

Total minimum lease payments	2.6	$54.5

Less: amount representing interest	(0.1)

Present value of net minimum lease payments under capital leases	$2.5

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

Information Resources, Inc.

In July 1996, Information Resources, Inc. (“IRI”) filed a complaint in the U. S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

The complaint alleges various violations of United States antitrust laws under Sections 1 and 2 of the Sherman Act. The complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleges SRG violated an alleged agreement with IRI when it agreed to be acquired by the defendants and that the defendants induced SRG to breach that agreement.

IRI’s antitrust claims allege that the defendants developed and implemented a plan to undermine IRI’s ability to compete within the U.S. and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

IRI’s complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI also seeks punitive damages of an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants.

In December of 2003, IRI was acquired by the Gingko Acquisition Corporation, an affiliate of Symphony Technology II – A. L. P. and certain other parties. As part of that transaction, a statutory trust called the Information Resources, Inc. Litigation Contingent Payment Rights Trust (the “Trust”) was formed. The Trust was created, in part, to issue contingent value rights certificates (“CVRs”), which represent an interest in the IRI lawsuit. The CVRs are governed by a Contingent Value Rights Agreement among IRI and the acquirers, and are a tradeable security listed on the OTC Bulletin Board. As part of the purchase consideration, each IRI stockholder received one CVR for each share of IRI common stock owned, entitling the selling stockholders to a pro rata portion of the proceeds from the IRI lawsuit, if any, allocated to the Trust. The Trust will be entitled to receive an amount equal to 68% of any proceeds from the IRI lawsuit to the extent that such proceeds are equal to or less than $200 million and 75% of any such proceeds in excess of $200 million. The remaining proceeds, if any, will be the property of IRI. A body consisting of five rights agents was appointed to direct and supervise the IRI Litigation on behalf of IRI and CVR holders. Gingko Corporation named two of the rights agents, IRI named two of the rights agents and these four rights agents selected the fifth “independent” rights agent. Under the Contingent Value Rights Agreement, a majority of the rights agents (other than the independent rights agent) must approve any settlement of the IRI lawsuit. The information contained in this paragraph is solely based on the tender offer statement filed by Gingko Acquisition Corporation and other persons and the registration statement filed by the Trust in connection with the acquisition of IRI.

In connection with the 1996 Distribution, NMR (then known as Cognizant Corporation), ACNielsen and Donnelley (then known as The Dun & Bradstreet Corporation) entered into an Indemnity and Joint Defense Agreement (the “Indemnity and Joint Defense Agreement”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the Indemnity and Joint Defense Agreement provides that:

•	ACNielsen will assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities become payable as a result of a final non-appealable judgment or any settlement permitted under the Indemnity and

Joint Defense Agreement (the “ACN Maximum Amount”); and

•	Donnelley and NMR will share liability equally for any amounts in excess of the ACN Maximum Amount.

As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The Indemnity and Joint Defense Agreement provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The Indemnity and Joint Defense Agreement also provides for each of Donnelley and NMR to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment, and for ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits, to each of Donnelley and NMR for the amount of their payment. The principal amount of each ACN Note issued to Donnelley and NMR, however, is limited to 50% of the difference between the ACN Maximum Amount and the ACN Payment, and is subject to a further limitation that it cannot exceed 50% of the amount of any proceeds from any recapitalization plan designed to maximize ACNielsen’s claims paying ability. The ACN Notes would become payable upon the completion of any such recapitalization plan.

The Indemnity and Joint Defense Agreement also provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then NMR and Donnelley shall obtain the bond required for the appeal, and each shall pay 50% of the costs of such bond, if any, which cost will be added to IRI Liabilities. Under the terms of the 2000 Distribution, Moody’s would be responsible for 25% of the total costs of any bond.

The ACN Maximum Amount will be determined by an investment banking firm as the maximum amount that ACNielsen is able to pay after giving effect to:

•	any recapitalization plan submitted by such investment bank that is designated to maximize the claims-paying ability of ACNielsen without impairing the investment banking firm’s ability to deliver a viability opinion and without requiring shareholder approval; and

•	payment of interest on the ACN Notes and related fees and expenses.

For these purposes, “viability” means the ability of ACNielsen, after giving effect to such recapitalization plan, the payment of interest on the ACN Notes, the payment of related fees and expenses and the payment of the ACN Maximum Amount, to:

•	pay its debts as they become due; and

•	finance the current and anticipated operating and capital requirements of its business, as reconstituted by such recapitalization plan, for two years from the date any such recapitalization plan is expected to be implemented.

In 2001, ACNielsen was acquired by VNU N.V. VNU N.V. assumed ACNielsen’s liabilities under the Indemnity and Joint Defense Agreement, and pursuant to the Indemnity and Joint Defense Agreement, VNU N.V. is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

In connection with the 1998 Distribution, Old D&B and Donnelley (then known as The Dun & Bradstreet Corporation) entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities. Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Indemnity and Joint Defense Agreement, and arising from the IRI action itself. However, as between New D&B and Moody’s, it was agreed that under the 2000 Distribution, each of New D&B and Moody’s will be responsible for 50% of any payments required to be made to or on behalf of Donnelley with respect to the IRI action under the terms of the 1998 Distribution Agreement, including legal fees or expenses related to the IRI action.

As a result, the Company will be responsible for the payment of 25% of the portion of any judgment or settlement in excess of the ACN Maximum Amount (as adjusted to include VNU N.V.). New D&B will be responsible for the payment of an additional 25% (together constituting Donnelley’s liability under the Indemnity and Joint Defense Agreement for 50% of such amount) and NMR will be responsible for payment of the remaining 50% of liability in excess of the ACN Maximum Amount. In addition, each of the above parties, in accordance with the foregoing percentages, may be required to advance a portion of the amount, if any, by which the ACN Maximum Amount exceeds the amount of the ACN Payment. However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the Indemnity and Joint Defense Agreement are based on contractual relationships, the failure of a party to the Indemnity and Joint Defense Agreement to fulfill its obligations could result in the other parties bearing a greater share of the IRI Liabilities.

As a result of their 1998 separation and pursuant to the related distribution agreement, IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement.

Discovery in the lawsuit is ongoing, and although the court earlier set a trial date for September 2004, the court rescinded that date in January 2004 and there is currently no trial date set. Moody’s is unable to predict at this time the outcome of the IRI action or the financial condition of ACNielsen and VNU N.V. at the time of any such outcome (and hence the Company cannot estimate the amount of the ACN Payment, the ACN Maximum Amount and the portion of any judgment to be paid by VNU N.V. and ACNielsen under the Indemnity and Joint Defense Agreement).

Therefore, Moody’s is unable to predict at this time whether the resolution of this matter could materially affect the Company’s financial position, results of operations, or cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action or if Moody’s is required to pay or advance a significant portion of any settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

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

Royalty Expense Deductions

During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996. New D&B disagrees with the position taken by the IRS in its Report. During the third quarter of 2003, New D&B filed a protest with the Appeals Office of the IRS to contest the Examination Report. If the IRS Appeals Office were to uphold the Examination Report, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s estimates that its share of the required payment to the IRS could be up to approximately $57 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

In a related matter, during the second quarter of 2003, New D&B received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established in 1993 in connection with the above transaction, and to reallocate to Old D&B income and expense items that had been reported in the partnership tax return for 1996. During the third quarter of 2003, the partnership filed a protest with the Appeals Office of the IRS to contest the Examination Report. If the IRS Appeals Office were to uphold the Examination Report, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where payment of the assessment would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to approximately $50 million (including penalties and interest, and net of tax benefits). Such exposure could be in addition to the amount described in the preceding paragraph, and Moody’s also could be obligated for future interest payments on its share of such liability.

During the fourth quarter of 2003 and the first quarter of 2004, New D&B participated in meetings with the IRS Appeals Office on the two matters described above.

In addition, in the first quarter of 2004, New D&B received an Examination Report relating to Old D&B’s participation in the partnership structure for the first quarter of 1997. In this Report the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax return for the 1997 tax year. New D&B also received an Examination Report issued to the partnership with respect to its 1997 tax year. In this Examination Report, the IRS stated its intention to ignore the partnership structure that had been established in 1993 in connection with the above transaction, and to reallocate to Old D&B income and expense items that had been reported in the partnership tax return for 1997. New D&B disagrees with the positions taken by the IRS in its Reports and will pursue the same remedies with the same possible consequences described above. Moody’s estimates that its share of the required payment to the IRS in relation to the two Examination Reports could be up to approximately $1.5 million and $0.3 million, respectively (including penalties and interest, and net of tax benefits).

Moody’s believes that the IRS’s proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Amortization Expense Deductions

During the fourth quarter of 2003, New D&B received a Notice of Proposed Adjustment from the IRS with respect to a partnership transaction entered into in 1997 that could result in amortization expense deductions from 1997 through 2012. In this Notice the IRS proposed to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Notices of Proposed Adjustment. If the IRS were to issue a formal assessment consistent with the Notices for 1997 and 1998 or for future years, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where payment of the disputed amount would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure related to this matter is $92 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

Also during the fourth quarter of 2003, New D&B received a Notice of Proposed Adjustment from the IRS with respect to the partnership transaction entered into in 1997. In this Notice the IRS proposed to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns. In addition, the IRS proposed to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS. If the IRS were to issue a formal assessment consistent with the Notices for 1997 and 1998 or for future years, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; (3) challenge the assessment in U.S. District Court or the U.S Court of Federal Claims, where payment of the assessment would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential payment to the IRS could be up to approximately $125 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

Moody’s believes that the IRS’s proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Utilization of Capital Losses

The IRS has completed its review of the utilization of certain capital losses generated during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses and Old D&B responded by filing a petition for a refund in the U.S. District Court on September 21, 2000, after the payments described below were made. The case is expected to go to trial in 2005.

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

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company considers from time to time the range and probability of potential outcomes related to the three legacy tax matters discussed above and establishes reserves that it believes are appropriate in light of the relevant facts and circumstances. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis. As of December 31, 2003, Moody’s had reserves of approximately $126 million with respect to such matters, which reflected an increase of approximately $16 million during the fourth quarter of 2003 relating to the Amortization Expense Deductions matter. Although the matter had previously been under audit, the Company felt that an increase in the related reserve was appropriate since the Notices of Proposed Adjustment during the fourth quarter of 2003 reflected a formalization by the IRS of its position on the matter. It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential cash outlays resulting from these matters, which the Company currently estimates could be as much as $331 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

Moody’s Matters

L’Association Francaise des Porteurs d’ Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’ Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France. In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $3.5 billion as of December 31, 2003) plus legal costs. Moody’s believes the allegations lack legal or factual merit and intends to vigorously contest the action. As such, no amount in respect of this matter has been accrued in the financial statements of the Company. However, if the plaintiffs in this action were to prevail, then the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations and cash flows. The case has been fully briefed, oral argument was heard before the Court on January 20, 2004, and the Court announced that judgment would be rendered on April 6, 2004.

Note 15 Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Prior to 2002, the Company operated in one reportable business segment – Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV, Moody’s now operates in two reportable business segments: Moody’s Investors Service and Moody’s KMV. Accordingly, in the second quarter of 2002, the Company restated its segment information for corresponding prior periods to conform to the current presentation.

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

Below are financial information by segment, Moody’s Investors Service revenue by business unit and revenue and long-lived asset information by geographic area, for the years ended and as of December 31, 2003, 2002 and 2001. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Year Ended December 31, 2003
	Moody’s
	Investors	Moody’s
	Service	KMV	Consolidated
Revenue	$1,134.7	$111.9	$1,246.6
Operating expenses	462.2	88.7	550.9
Depreciation and amortization	15.4	17.2	32.6

Operating income	657.1	6.0	663.1

Non-operating expense, net			(6.7)

Income before provision for income taxes			656.4

Provision for income taxes			292.5

Net income			$363.9

Total assets at December 31	$673.0	$268.4	$941.4

	Year Ended December 31, 2002			Year Ended December 31, 2001
	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated
Revenue	$941.8	$81.5	$1,023.3	$765.9	$30.8	$796.7
Operating expenses	385.7	74.9	460.6	352.9	28.3	381.2
Depreciation and amortization	12.7	11.9	24.6	11.5	5.5	17.0

Operating income (loss)	543.4	(5.3)	538.1	401.5	(3.0)	398.5

Non-operating expense, net			(20.7)			(16.6)

Income before provision for income taxes			517.4			381.9
Provision for income taxes			228.5			169.7

Net income			$288.9			$212.2

Total assets at December 31	$364.2	$266.6	$630.8	$475.5	$29.9	$505.4

Moody’s Investors Service Revenue by Business Unit

	Year Ended December 31,
	2003	2002	2001
Ratings revenue:
Structured finance	$460.6	$384.3	$273.8
Corporate finance	278.8	227.7	225.7
Financial institutions and sovereign risk	181.2	155.0	130.7
Public finance	87.2	81.2	64.2

Total ratings revenue	1,007.8	848.2	694.4
Research revenue	126.9	93.6	71.5

Total Moody’s Investors Service	$1,134.7	$941.8	$765.9

Revenue and Long-lived Asset Information by Geographic Area

	2003	2002	2001
Revenue:
United States	$795.3	$680.8	$560.7
International	451.3	342.5	236.0

Total	$1,246.6	$1,023.3	$796.7

Long-lived assets:
United States	$255.9	$269.3	$50.3
International	14.7	15.4	8.9

Total	$270.6	$284.7	$59.2

Note 16 Valuation and Qualifying Accounts

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized. In 2002, the Company reduced its provision rates and allowance to reflect its current estimate of the appropriate level of accounts receivable allowances. During 2003, the Company reduced its provision rates and in the fourth quarter of 2003, the Company recorded adjustments to the allowances totaling $6.0 million, of which approximately $3.0 million related to 2002 and $3.0 million related to prior quarters of 2003. Below is a summary of activity for each of the three years in the period ended December 31, 2003:

	Balance at	Additions	Write-offs	Balance
	Beginning	Charged to	and	at End of
	of the Year	Revenue	Adjustments	the Year
2003	$(16.4)	(16.4)	16.9	$(15.9)
2002	(27.3)	(20.1)	31.0	(16.4)
2001	(24.4)	(28.8)	25.9	(27.3)

Note 17 Insurance Recovery

In February 2003, Moody’s received a $15.9 million insurance recovery related to the September 11th tragedy, for incremental costs incurred and for lost profits due to the sharp decline in debt market activity in the weeks following the disaster. Moody’s had previously received a $4.0 million advance payment in 2002, resulting in a total recovery of $19.9 million. Moody’s had incurred incremental costs of $6.3 million for property damage and temporary office facilities, and had fully accrued for the recovery of these costs in its financial statements. The remainder of the insurance recovery, $13.6 million, had not been previously accrued as its realizability was not sufficiently assured. As a result, in the first quarter of 2003 Moody’s recorded a gain of $13.6 million, included in other non-operating income (expense), net in the consolidated statements of operations.

Note 18 Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31	Year
2003
Revenue	$278.2	$312.7	$305.0	$350.7	$1,246.6
Operating income	149.1	176.7	161.2	176.1	663.1
Net income	91.9	100.9	85.6	85.5	363.9
Basic earnings per share	$0.62	$0.68	$0.57	$0.57	$2.44
Diluted earnings per share	$0.61	$0.66	$0.56	$0.56	$2.39
2002
Revenue	$231.6	$271.5	$248.3	$271.9	$1,023.3
Operating income	134.7	147.0	127.4	129.0	538.1
Net income	72.6	78.7	67.8	69.8	288.9
Basic earnings per share	$0.47	$0.51	$0.44	$0.46	$1.88
Diluted earnings per share	$0.46	$0.49	$0.43	$0.45	$1.83

Basic and diluted earnings per share are computed independently for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock plans and for other purposes or as shares are repurchased.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

During 2003 the Company implemented procedures to improve controls relating to consulting arrangements. The improved procedures were adopted following a review of the Company’s consulting arrangements, and a determination by the Company that it was appropriate to reclassify payments made to certain individuals as salary rather than consulting fees. The Company does not believe that the impacts of these changes are or will be material to its results of operations, cash flows or financial position.

In addition, the Company is adopting procedures to improve controls and processes related to the analysis and determination of accounts receivable allowances and related accounts. The improved procedures are being adopted following reviews and adjustments of such accounts during the fourth quarter of 2003.

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 27, 2004, and is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent auditors. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2003, the Audit Committee approved all of the services provided by the Company’s independent auditors, which are described below.

Audit Fees

The aggregate fees for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2002, for the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and for statutory audits of non-U.S. subsidiaries were approximately $1.0 million (including $0.1 million incurred but not billed) in 2003 and $0.9 million (including $0.3 million incurred but not billed) in 2002. All such fees were attributable to PricewaterhouseCoopers LLP.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002 were approximately $0.4 million and $0.5 million, respectively. Such services included acquisition due diligence reviews and related audits, employee benefit plan audits, internal control reviews, and consultations concerning financial accounting and reporting standards.

Tax Fees

The aggregate fees billed for tax services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002 were approximately $0.1 million and $0.6 million, respectively. Tax services rendered by PricewaterhouseCoopers LLP principally related to expatriate tax services and tax consulting and compliance.

All Other Fees

The aggregate fees billed for all other services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002 were approximately $3,000 and $150,000, respectively. In 2002, such fees principally related to data entry services provided to the Company’s ratings business. The Company does not anticipate that PricewaterhouseCoopers LLP will provide any future services in this area.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of documents filed as part of this report.

(1)	Financial Statements.

See Index to Financial Statements, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

See Index to Exhibits on pages 75-78 of this Form 10-K.

(b)	Reports on Form 8-K.

The Company furnished its third quarter earnings press release in a Current Report on Form 8-K on October 29, 2003, on which information was reported under Items 9 and 12.

The Company furnished its fourth quarter earnings press release in a Current Report on Form 8-K on February 5, 2004, on which information was reported under Items 9 and 12.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION (Registrant)

By:	/s/ JOHN RUTHERFURD, JR.

John Rutherfurd, Jr. Chairman and Chief Executive Officer

Date: March 12, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JOHN RUTHERFURD, JR.

John Rutherfurd, Jr., Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/s/ JEANNE M. DERING

Jeanne M. Dering, Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ HALL ADAMS, JR.	/s/ CONNIE MACK

Hall Adams, Jr., Director	Connie Mack, Director

/s/ MARY JOHNSTON EVANS	/s/ RAYMOND W. MCDANIEL, JR.

Mary Johnston Evans, Director	Raymond W. McDaniel, Jr., Director, Chief Operating Officer

/s/ ROBERT R. GLAUBER	/s/ HENRY A. MCKINNELL, JR. PH.D.

Robert R. Glauber, Director	Henry A. McKinnell, Jr. Ph.D., Director

Date: March 12, 2004

INDEX TO EXHIBITS

S-K
EXHIBIT
NUMBER
3	ARTICLES OF INCORPORATION AND BY-LAWS

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.2	Amended and Restated Rights Agreement between the Registrant, EquiServe Trust Company, N.A., as Rights Agent, and The Bank of New York, as successor Rights Agent, dated as of October 22, 2001 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.3	Five-Year Credit Agreement, dated as of September 11, 2000, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.4	Amended and Restated Credit Agreement, dated as of September 10, 2001, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 14, 2001).

	.5	Amended and Restated 364-Day Credit Agreement, dated as of September 8, 2003, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, JP Morgan Chase Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 12, 2003).

10	MATERIAL CONTRACTS

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.3	Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4,

S-K
EXHIBIT
NUMBER
2000).

	.4	Supplemental Executive Benefit Plan of Moody’s Corporation, dated as of September 30, 2000 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.5	Intellectual Property Assignments, dated as of September 1, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.6	Pension Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.7	Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.8	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.9	1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit to Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000).

	.10	1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.11	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.12	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.13	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15, 2001).

	.14	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

	.15	2001 Moody’s Corporation Key Employees Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.16	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

S-K
EXHIBIT
NUMBER
	.17	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

	.18	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	.19	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	.20	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	.21	Indemnity and Joint Defense Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	.22	Separation Agreement and General Release, dated as of April 10, 2001, between Moody’s Investors Service, Inc. and Donald Noe (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 15, 2001).

	.23	Separation Agreement and General Release, dated as of April 10, 2001, between Moody’s Investors Service, Inc. and Kenneth J. H. Pinkes (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 15, 2001).

	.24	Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002).

	.25	Note Purchase Agreement, dated as of October 3, 2000, among the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

	.26	Form of 7.61% Senior Notes due 2005 (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of January 31, 2004.

23*	CONSENTS OF EXPERTS Consent of PricewaterhouseCoopers LLP.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

S-K
EXHIBIT
NUMBER
	1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

	1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith