Form 10-Q
period 2004-03-31
MOODYS CORP /DE/
filed 2004-05-07
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [x] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Class	at March 31, 2004
Common Stock, par value $0.01 per share	149.7 million

MOODY’S CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2004	2003
Revenue	$331.2	$278.2
Expenses
Operating, selling, general and administrative	140.0	121.3
Depreciation and amortization	8.3	7.8

Total expenses	148.3	129.1

Operating income	182.9	149.1

Interest and other non-operating (expense) income, net	(5.0)	8.0

Income before provision for income taxes	177.9	157.1
Provision for income taxes	74.4	65.2

Net income	$103.5	$91.9

Earnings per share
Basic	$0.69	$0.62

Diluted	$0.68	$0.61

Weighted average shares outstanding
Basic	149.1	148.1

Diluted	153.1	151.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$368.1	$269.1
Accounts receivable, net of allowances of $16.3 in 2004 and $15.9 in 2003	281.5	270.3
Other current assets	30.4	29.6

Total current assets	680.0	569.0
Property and equipment, net	48.0	46.8
Prepaid pension costs	60.1	60.2
Goodwill	127.2	126.4
Intangible assets, net	75.8	77.4
Other assets	65.4	61.6

Total assets	$1,056.5	$941.4

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$158.7	$217.5
Deferred revenue	252.3	214.6

Total current liabilities	411.0	432.1
Non-current portion of deferred revenue	43.6	41.1
Notes payable	300.0	300.0
Other liabilities	202.3	200.3

Total liabilities	956.9	973.5

Contingencies (Note 8)
Shareholders’ equity
Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $ .01 per share; 400,000,000 shares authorized; 171,451,136 shares issued at March 31, 2004 and December 31, 2003	1.7	1.7
Capital surplus	98.3	76.4
Retained earnings	651.2	558.9
Treasury stock, at cost; 21,729,469 and 22,779,500 shares of common stock at March 31, 2004 and December 31, 2003, respectively	(660.5)	(677.2)
Cumulative translation adjustment	8.9	8.1

Total shareholders’ equity	99.6	(32.1)

Total liabilities and shareholders’ equity	$1,056.5	$941.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN MILLIONS)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$103.5	$91.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	8.3	7.8
Stock-based compensation expense	5.2	1.9
Tax benefits from exercise of stock options	21.0	4.8
Changes in assets and liabilities:
Accounts receivable	(11.1)	(45.0)
Other current assets	(0.1)	4.4
Prepaid pension costs	0.1	(0.1)
Other assets	(0.4)	(0.2)
Accounts payable and accrued liabilities	(61.9)	(31.0)
Deferred revenue	40.1	36.0
Other liabilities	1.7	6.6

Net cash provided by operating activities	106.4	77.1

Cash flows from investing activities
Capital additions	(6.6)	(4.2)
(Cash paid for) cash acquired in investments in affiliates	(2.8)	1.1

Net cash used in investing activities	(9.4)	(3.1)

Cash flows from financing activities
Net repayments of bank borrowings	—	(14.0)
Proceeds from stock plans	42.7	13.3
Cost of treasury shares repurchased	(30.5)	(50.5)
Payment of dividends	(11.2)	(6.7)
Payments under capital lease obligations	(0.3)	(0.3)

Net cash provided by (used in) financing activities	0.7	(58.2)

Effect of exchange rate changes on cash and cash equivalents	1.3	2.1

Increase in cash and cash equivalents	99.0	17.9
Cash and cash equivalents, beginning of the period	269.1	39.9

Cash and cash equivalents, end of the period	$368.1	$57.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 include compensation expense of $5.2 million and $1.9 million, respectively, related to stock options granted, restricted stock granted and stock issued under the employee stock purchase plan since January 1, 2003. In addition, the 2004 and 2003 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net income:
As reported	$103.5	$91.9
Add: Stock-based compensation plan expense included in reported net income, net of tax	3.5	1.2
Deduct: Stock-based compensation plan expense determined under the fair value method, net of tax	(6.7)	(5.0)

Pro forma net income	$100.3	$88.1

Basic earnings per share:
As reported	$0.69	$0.62
Pro forma	$0.67	$0.59
Diluted earnings per share:
As reported	$0.68	$0.61
Pro forma	$0.66	$0.58

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the three months ended March 31, 2004 and 2003:

	2004	2003
Expected dividend yield	0.46%	0.41%
Expected stock volatility	30%	30%
Risk-free interest rate	3.23%	3.03%
Expected holding period	5 yrs	5 yrs

The estimated weighted average fair value of Moody’s options granted during the three months ended March 31, 2004 and 2003 was $19.97 and $13.01, respectively.

3. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Weighted average number of shares — Basic	149.1	148.1
Dilutive effect of shares issuable under stock-based compensation plans	4.0	3.4

Weighted average number of shares — Diluted	153.1	151.5

There were no options outstanding at March 31, 2004 or 2003 that had exercise prices greater than the average market price of the Company’s common stock during the applicable period.

4.	ACQUISITIONS

Korea Investors Service

In August 1998, the Company made a 10% cost-basis investment in Korea Investors Service (“KIS”), a Korean rating agency. In December 2001, the Company entered into a definitive agreement to increase its investment to just over 50%, at a cost of $9.6 million with a contingent payment of up to 6.9 billion Korean Won (approximately $6.0 million as of March 31, 2004) in 2005, based on KIS net income for the three-year period ended December 31, 2004.

During the first quarter of 2004, KIS increased its ownership in an equity-basis investment to just over 50%, at a cost of 0.6 billion Korean Won, net of cash acquired (approximately $0.6 million). As a result, starting in March 2004 this entity is being consolidated in Moody’s financial statements. Moody’s condensed consolidated balance sheet at March 31, 2004 includes $2.1 million of current borrowings and $0.7 million of goodwill related to this entity.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated (in millions):

	Three Months Ended			Year Ended
	March 31, 2004			December 31, 2003
	Moody’s	Moody’s		Moody’s	Moody’s
	Investors Service	KMV	Consolidated	Investors Service	KMV	Consolidated
Beginning balance	$2.3	$124.1	$126.4	$2.3	$124.0	$126.3
Net change from acquisitions	0.7	—	0.7	—	—	—
Other	0.1	—	0.1	—	0.1	0.1

Ending balance	$3.1	$124.1	$127.2	$2.3	$124.1	$126.4

The following table summarizes intangible assets subject to amortization at the dates indicated:

	March 31,	December 31,
	2004	2003
	(in millions)
Customer lists (11.3 year original weighted average life)	$57.9	$57.8
Accumulated amortization	(11.9)	(10.6)

Net customer lists	$46.0	$47.2

Other intangible assets (5.6 year original weighted average life)	$8.2	$8.2
Accumulated amortization	(3.9)	(3.5)

Net other intangible assets	$4.3	$4.7

Total	$50.3	$51.9

Amortization expense for intangible assets subject to amortization for the three month periods ended March 31, 2004 and 2003 was $1.7 million and $1.8 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Years Ending December 31,
(in millions)
2004 (after March 31)	$5.2
2005	6.5
2006	6.2
2007	5.5
2008	4.5
Thereafter	22.4

As of March 31, 2004, $25.5 million in trade secrets acquired with the April 2002 acquisition of KMV were not subject to amortization. Current circumstances and conditions continue to support an indefinite useful life.

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

Following are the components of net periodic expense related to pension and other post-retirement plans for the three months ended March 31, 2004 and 2003 (in millions):

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Components of net periodic expense
Service cost	$2.1	$1.7	$0.2	$0.1
Interest cost	1.2	1.0	0.1	0.1
Expected return on plan assets	(2.0)	(1.9)	—	—
Amortization of net actuarial loss from earlier periods	0.4	0.3	—	—
Amortization of unrecognized prior service costs	0.1	—	—	—

Net periodic expense	$1.8	$1.1	$0.3	$0.2

Consistent with the Company’s disclosure in its financial statements for the year ended December 31, 2003, Moody’s continues to anticipate contributing $0.1 million to its other post-retirement plans during 2004. No such contributions were made for the three months ended March 31, 2004.

7.	INDEBTEDNESS

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest paid under the Notes was $5.7 million for each of the three month periods ended March 31, 2004 and 2003.

The revolving credit facility (the “Facility”), which had no borrowings outstanding as of March 31, 2004, consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2004. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At March 31, 2004, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points of the facility amount to 12.5 basis points, depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at March 31, 2004. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility. Interest paid under the Facility for the three months ended March 31, 2003 was $0.4 million. No interest was paid for the three months ended March 31, 2004 as no borrowings were outstanding under the Facility during that period.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At March 31, 2004, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Total interest expense was $5.7 million and $6.2 million, respectively, for the three months ended March 31, 2004 and 2003. Total interest income on cash and cash equivalents was $1.1 million and $0.2 million, respectively, for the three months ended March 31, 2004 and 2003.

8.	CONTINGENCIES

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In November 1996, The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). Under the terms of the distribution agreement relating to the 1996 Distribution, each party thereto is prohibited from distributing to its stockholders any business that had been allocated to it in connection with the 1996 Distribution, unless the distributed business delivers an undertaking agreeing to be jointly and severally liable to the other parties under the 1996 distribution agreement for the liabilities of the distributing parent company under the 1996 distribution agreement.

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

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As noted below, Moody’s has contingent liability for this matter as a result of contractual commitments undertaken in connection with various corporate reorganizations since 1996. As more fully described below, VNU N.V., a publicly traded Dutch company, and its subsidiary ACNielsen have exclusive liability for any final judgment or settlement of this antitrust lawsuit, subject to a cap. The cap is determined based on the financial ability of VNU N.V. and ACNielsen to pay for any judgment or settlement. Under the contractual agreements described below, amounts in excess of the cap, if any, would be shared as follows: 25% for Moody’s; 25% for New D&B; and the remaining 50% is shared by IMS Health and NMR (a subsidiary of VNU N.V.).

In July 1996, IRI filed a complaint in the U. S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

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

IRI’s complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $581.6 million and $651.7 million from the defendants’ alleged practices. IRI also seeks punitive damages in an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants. The motion granted by the Court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery is scheduled to end on November 1, 2004, and trial is scheduled to begin April 18, 2005.

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

As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The Indemnity and Joint Defense Agreement provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The Indemnity and Joint Defense Agreement also provides for each of Donnelley and NMR to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment. In exchange, the Indemnity and Joint Defense Agreement requires ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits, to each of Donnelley and NMR for the amount of their payment. The principal amount of each ACN Note issued to Donnelley and NMR, however, is limited to 50% of the difference between the ACN Maximum Amount and the ACN Payment, and is subject to a further limitation that it cannot exceed 50% of the amount of any proceeds from any recapitalization plan designed to maximize ACNielsen’s claims paying ability. The ACN Notes would become payable upon the completion of the recapitalization plan described in the paragraph below.

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

In 2001, ACNielsen was acquired by VNU N.V., which assumed ACNielsen’s liabilities under the Indemnity and Joint Defense Agreement. Pursuant to the Indemnity and Joint Defense Agreement, VNU N.V. is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

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

As a result, the Company will be responsible for the payment of 25% of the portion of any judgment or settlement in excess of the ACN Maximum Amount (as adjusted to include VNU N.V.). New D&B will be responsible for the payment of an additional 25% (together constituting Donnelley’s liability under the Indemnity and Joint Defense Agreement for 50% of such amount) and Cognizant will be responsible for payment of the remaining 50% of liability in excess of the ACN Maximum Amount. As a result of their 1998 separation and pursuant to the related distribution agreement, IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement. In 1999, NMR was acquired by VNU N.V. and VNU assumed NMR’s liabilities under the Indemnity and Joint Defense Agreement. In addition, each of the above parties, in accordance with the foregoing percentages, may be required to advance a portion of the amount, if any, by which the ACN Maximum Amount exceeds the amount of the ACN Payment. However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the Indemnity and Joint Defense Agreement are based on contractual relationships, the failure of a party to the Indemnity and Joint Defense Agreement to fulfill its obligations could result in the other parties bearing a greater share of the IRI Liabilities. Joint and several liability means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between VNU N.V., ACNielsen, IMS Health, Donnelly, NMR, Moody’s and New D&B.

Moody’s is unable to predict at this time the outcome of the IRI action or the financial condition of ACNielsen and VNU N.V. at the time of any such outcome (and hence the Company cannot estimate the amount of the ACN Payment, the ACN Maximum Amount and the portion of any judgment or settlement to be paid by VNU N.V. and ACNielsen under the Indemnity and Joint Defense Agreement).

Therefore, Moody’s is unable to predict at this time whether the resolution of this matter could materially affect the Company’s financial position, results of operations, or cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if Moody’s is required to pay or advance a significant portion of any settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

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

During the fourth quarter of 2003 and the first quarter of 2004, New D&B participated in meetings with the IRS Appeals Office on the two matters described above. New D&B is continuing the Appeals process with the IRS.

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

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and could result in amortization expense deductions from 1997 through 2012. In the Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action. Should any such payments be made by New D&B related to either the Examination Reports for 1997 and 1998 or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure related to this matter is $93 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

In the April Examination Reports referred to in the preceding paragraph, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S Court of Federal Claims, where payment of the assessment would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential payment to the IRS could be up to approximately $126 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

Moody’s believes that the IRS’s proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Utilization of Capital Losses

The IRS has completed its review of the utilization of certain capital losses generated by Old D&B during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses.

On May 12, 2000, an amended tax return was filed by Old D&B for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000; 50% of such payment was allocated to Moody’s and had previously been accrued by the Company. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing, and on September 20, 2000, Old D&B filed a petition for a refund in the U.S. District Court. The case is expected to go to trial in 2005, and pre-trial proceedings are ongoing. In addition to the amount paid in 2000, if the IRS were to disallow prior deductions of all transaction costs associated with this matter, Moody’s estimates that its exposure for its share of the additional taxes, penalties and interest (net of tax benefits) on this matter would be approximately $5 million. New D&B intends to contest the IRS’s assessment, as well as any assessments of penalties or other amounts in excess of the amounts paid, including the matter described in the preceding sentence. It is possible that the settlement of this matter could result in additional income statement charges and/or cash payments by Moody’s for its share of such settlement.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company considers from time to time the range and probability of potential outcomes related to the three legacy tax matters discussed above and establishes reserves that it believes are appropriate in light of the relevant facts and circumstances. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis. As of March 31, 2004, Moody’s had reserves of approximately $127 million with respect to such matters, which reflected an increase of approximately $16 million during the fourth quarter of 2003 relating to the Amortization Expense Deductions matter. Although the matter had previously been under audit, the Company felt that an increase in the related reserve was appropriate since the Notices of Proposed Adjustment during the fourth quarter of 2003 reflected a formalization by the IRS of its position on the matter. It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential cash outlays resulting from these matters, which the Company currently estimates could be as much as $333 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

Moody’s Matters

L’Association Francaise des Porteurs d’Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France (“Court”). In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $3.4 billion as of March 31, 2004) plus legal costs. Moody’s believes the allegations lack legal or factual merit and has vigorously contested the action. As a result, no amount in respect of this matter has been accrued in the financial statements of the Company. On April 6, 2004, the Court rendered judgment dismissing AFPER’s action on the ground that AFPER lacked standing. AFPER has until May 21, 2004 to appeal that judgment.

9.	COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net income	$103.5	$91.9
Other comprehensive income (loss) — foreign currency translation adjustment	0.8	0.4

Total comprehensive income	$104.3	$92.3

10.	SEGMENT INFORMATION

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

Below are financial information by segment, Moody’s Investors Service revenue by business unit and revenue information by geographic area, all for the three months ended March 31, 2004 and 2003 and total assets by segment as of March 31, 2004 and December 31, 2003 (in millions). Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated
Revenue	$302.4	$28.8	$331.2	$253.4	$24.8	$278.2
Operating expenses	115.4	24.6	140.0	99.0	22.3	121.3
Depreciation and amortization	4.0	4.3	8.3	3.7	4.1	7.8

Operating income (loss)	183.0	(0.1)	182.9	150.7	(1.6)	149.1

Interest and other non-operating income (expense), net			(5.0)			8.0

Income before provision for income taxes			177.9			157.1
Provision for income taxes			74.4			65.2

Net income			$103.5			$91.9

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended March 31,
	2004	2003
Ratings revenue:
Structured finance	$113.0	$97.8
Corporate finance	76.3	61.4
Financial institutions and sovereign risk	52.5	45.7
Public finance	20.1	19.8

Total ratings revenue	261.9	224.7
Research revenue	40.5	28.7

Total Moody’s Investors Service	$302.4	$253.4

Revenue Information by Geographic Area

	Three Months Ended March 31,
	2004	2003
United States	$211.9	$179.5
International	119.3	98.7

Total	$331.2	$278.2

	March 31, 2004			December 31, 2003
	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated
Total assets by segment	$798.9	$257.6	$1,056.5	$673.0	$268.4	$941.4

11.	INSURANCE RECOVERY

In February 2003, Moody’s received a $15.9 million insurance recovery related to the September 11th tragedy for incremental costs incurred and for lost profits due to the sharp decline in debt market activity in the weeks following the disaster. Moody’s had previously received a $4.0 million advance payment in 2002, resulting in a total recovery of $19.9 million. Moody’s had incurred incremental costs of $6.3 million for property damage and temporary office facilities, and had fully accrued for the recovery of these costs in its financial statements. The remainder of the insurance recovery, $13.6 million, had not been previously accrued as its realizability was not sufficiently assured. As a result, in the first quarter of 2003 Moody’s recorded a gain of $13.6 million, included in interest and other non-operating (expense) income, net in the condensed consolidated statement of operations.

12.	SUBSEQUENT EVENT

On April 27, 2004, the Board of Directors of the Company approved a quarterly dividend of 7.5 cents per share of Moody’s common stock, payable on June 10, 2004 to shareholders of record at the close of business on May 20, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See “Forward-Looking Statements” on page 31.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill, pension and other post-retirement benefits and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2003, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Operating Segments

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

Results of Operations

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Total Company Results

Moody’s revenue for the first quarter of 2004 was $331.2 million, an increase of $53.0 million or 19.1% from $278.2 million for the first quarter of 2003. Moody’s achieved strong revenue growth in many business sectors including global structured finance, U.S. corporate finance and global research.

Revenue in the United States was $211.9 million for the first quarter of 2004, an increase of $32.4 million or 18.1% from $179.5 million in 2003. Approximately 40% of the U.S growth was driven by corporate finance, reflecting strong issuance in the high yield sector. Strong year-to-year revenue growth of $5 million was achieved in research, and structured finance accounted for $7 million of growth.

Moody’s international revenue was $119.3 million in the first quarter, an increase of $20.6 million or 20.9% over $98.7 million in the first quarter of 2003. This reflected strong growth in the Moody’s Investors Service business, with structured finance and research the largest contributors. Ratings revenue growth of $13 million was split equally among Europe and other geographies. International research revenue grew approximately $7 million from the first quarter of 2003, with approximately $5 million of that growth in Europe. In addition, foreign currency translation accounted for approximately $5 million of reported international revenue growth.

Operating, selling, general and administrative expenses were $140.0 million in the first quarter of 2004, an increase of $18.7 million or 15.4% from $121.3 million in the first quarter of 2003. The largest contributor to this increase was growth in compensation and benefits expense of $14 million. This reflected compensation increases as well as increased staffing in the specialist teams that support Moody’s Enhanced Analysis Initiative and at Moody’s KMV. The year-to-year operating expense increase also reflected a $3.3 million increase in stock-based compensation expense. As more fully discussed in note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made as well as the effect of a higher share price on the value of the 2004 equity grants. In addition, foreign currency translation contributed approximately $5 million to year-to-year expense growth. Depreciation and amortization was $8.3 million and $7.8 million in the first quarter of 2004 and 2003, respectively.

First quarter operating income of $182.9 million rose $33.8 million or 22.7% from $149.1 million in the same period of 2003. Foreign currency translation had a minimal effect on operating income. Moody’s operating margin for the first quarter of 2004 was 55.2% compared to 53.6% a year earlier. The quarter’s high margin was the result of better-than-expected revenue growth, principally in the U.S. corporate finance and global financial institutions ratings businesses.

Moody’s reported $5.0 million of interest and other non-operating expense, net for the first quarter of 2004 compared with $8.0 million of income for the same period of 2003. The 2003 amount included a gain of $13.6 million on an insurance recovery related to the September 11th tragedy, as discussed in note 11 to the condensed consolidated financial statements. The amounts in both periods included $5.7 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $1.1 million in 2004 compared to $0.2 million in 2003. Moody’s invested cash increased substantially year-to-year, but the rate of interest was lower in 2004 than in 2003. Foreign exchange (losses) gains were $(0.5) million in 2004 and $0.4 million in 2003.

Moody’s effective tax rate was 41.8% in the first quarter of 2004 compared to 41.5% in the first quarter of 2003. The first quarter 2003 tax rate reflected a benefit of over 100 basis points for the deduction of certain royalty payments between affiliated companies. During the third quarter of 2003, these benefits were reversed to reflect new tax legislation enacted by New York State, which prohibited these deductions retroactive to January 1, 2003. The higher 2004 tax rate reflects the absence of this benefit, which was substantially offset by the impact of continued operating growth in jurisdictions with lower tax rates than New York.

Net income was $103.5 million for the first quarter of 2004, an increase of $11.6 million or 12.6% from $91.9 million for the same period of 2003. Basic and diluted earnings per share for the first quarter of 2004 were $0.69 and $0.68, respectively, compared to basic and diluted earnings per share of $0.62 and $0.61, respectively, for the first quarter of 2003. Moody’s net income and earnings per share in the first quarter of 2003 included the impact of the $13.6 million gain on the insurance recovery discussed above.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the first quarter of 2004 was $302.4 million, up $49.0 million or 19.3% from $253.4 million in the first quarter of 2003. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation accounted for approximately 200 basis points of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $113.0 million for the first quarter of 2004, an increase of $15.2 million or 15.5% from $97.8 million in the same period of 2003. Approximately $7 million of this increase was in the United States, where revenue grew more than 10%. The United States residential mortgage backed sector contributed over $4 million of revenue growth, as low interest rates and a strong housing market drove growth in mortgage lending and home equity loans and related securitizations. Good growth was also achieved in revenue from ratings of collateralized debt obligations, with a 55% increase in the number of transactions, and commercial mortgage-backed securities, with a 55% increase in rated issuance dollar volume. Revenue from ratings of asset backed securities declined by approximately $2 million year-to-year due to weakness in credit card and vehicle loan securitization volumes. International structured finance revenue grew approximately $8 million or in the mid twenty percent range, with about one-half of the dollar growth attributable to Europe. In Europe, the residential mortgage, commercial mortgage and asset-backed segments of the market all posted robust double digit growth. This growth more than offset a decline of about $2 million in European credit derivatives revenue, as tighter spreads on the assets underlying these transactions, reduced the profit opportunities for deal sponsors. Asian structured finance revenue increased over 35%, due primarily to strong issuance in commercial and residential mortgage backed securities, combined with gains in Moody’s market share in these sectors. Foreign currency translation and price increases also contributed to year-to-year growth in global structured finance revenue.

Corporate finance revenue was $76.3 million in the first quarter, up $14.9 million or 24.3% from $61.4 million in the first quarter of 2003. Revenue grew by approximately $13 million in the United States, reflecting strong growth in high yield ratings revenue. The number of transactions in the U.S. high yield market rose 85% year-to-year, as low interest rates and investor demand supported refinancings and new issuers. Price increases also contributed to revenue growth in the high yield sector. The year-to-year growth in high yield revenue was partially offset by the impact of lower U.S. investment grade issuance, primarily reflecting slower refinancing activity after two years of low interest rates and continuing weak borrowing to fund business investment. U.S. revenue growth was also derived from areas not related to public debt issuance such as syndicated bank loan ratings and relationship-based fees.

Revenue in the financial institutions and sovereign risk group was $52.5 million for the first quarter of 2004, an increase of $6.8 million or 14.9% from $45.7 million in 2003. In the U.S., revenue grew approximately $4 million or over 15%, principally reflecting refinancings in the real estate and insurance sectors. International revenue increased approximately $3 million, primarily in Europe. Price increases also contributed to global financial institutions revenue growth over the prior year period.

Public finance revenue of $20.1 million for the first quarter was up $0.3 million or 1.5% from $19.8 million for the same period in 2003. Dollar issuance in the municipal bond market decreased slightly versus 2003. Refinancings represented 25% of total dollar issuance in the first quarter of 2004 versus 35% in the same period of 2003.

Research revenue of $40.5 million for the first quarter of 2004 was $11.8 million or 41.1% higher than the $28.7 million reported in the first quarter of 2003. Revenue grew by approximately $5 million in the U.S. and over $5 million in Europe. The strong performance reflected growth in licensing of Moody’s information to financial customers for internal use and redistribution, sales of new products to existing clients and new clients. Foreign currency translation also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $115.4 million for the first quarter of 2004, an increase of $16.4 million or 16.6% from $99.0 million in the first quarter of 2003. Compensation and benefits expense accounted for $12 million of the expense growth. This reflected compensation increases and staffing growth in many areas, including the specialist teams that support Moody’s Enhanced Analysis Initiative. The year-to-year expense increase included $2.8 million related to the Company’s change in accounting for stock-based compensation as discussed above. Foreign currency translation contributed approximately 425 basis points to year-to-year growth in reported expenses. Depreciation and amortization expense was $4.0 million in 2004 versus $3.7 million in 2003.

Moody’s Investors Service operating income of $183.0 million for the first quarter of 2004 was up $32.3 million or 21.4% from $150.7 million in the first quarter of 2003. Foreign currency translation had a minimal effect on operating income.

Moody’s KMV

Moody’s KMV revenue of $28.8 million for the first quarter of 2004 was up $4.0 million or 16.1% from $24.8 million for the same period in 2003. Revenue grew by approximately $3 million in the U.S and approximately $1 million in Europe. Approximately $3 million of MKMV’s global revenue growth related to subscriptions for its credit risk assessment products, including CreditEdgeTM, RiskCalcTM and Portfolio MangerTM.

MKMV’s operating, selling, general and administrative expenses were $24.6 million for the first quarter of 2004, an increase of $2.3 million or 10.3% from $22.3 million in the first quarter of 2003. The year-to-year growth was primarily due to increased compensation and related costs of approximately $2 million, reflecting higher staffing to support the continued growth of the business. Other year-to-year expense increases included a $0.5 million increase related to the Company’s change in accounting for stock-based compensation discussed above. Depreciation and amortization expense was $4.3 million in 2004 versus $4.1 million in 2003.

Liquidity and Capital Resources

Cash Flow Overview

Cash and cash equivalents increased $99.0 million during the first quarter of 2004, to $368.1 million. Moody’s net cash provided by operating activities was $106.4 million and proceeds from stock plans were $42.7 million. Significant uses of this cash flow were $30.5 million for share repurchases, dividend payments of $11.2 million and capital additions of $6.6 million.

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $106.4 million and $77.1 million for the three months ended March 31, 2004 and 2003, respectively.

Moody’s net cash provided by operating activities in 2004 increased by $29.3 million compared with 2003. Growth in net income accounted for $11.6 million of the year-to-year increase, and higher tax benefits from the exercise of stock options contributed $16.2 million of growth. In addition, Moody’s incremental investment in accounts receivable was $11.1 million in the first quarter of 2004 versus $45.0 million in 2003. Partially offsetting these impacts was a year-to-year increase of $31 million in payments of accrued liabilities, mainly due to timing of income tax payments.

Net cash used in investing activities was $9.4 million for the three months ended March 31, 2004 compared with $3.1 million for the same period of 2003. In each period, this spending mainly related to the purchase of property and equipment and the capitalization of development costs for MKMV’s software products. The aggregate spending for these two categories was $6.6 million in the first quarter of 2004 and $4.2 million in the 2003 period. Cash paid for or acquired in investments in affiliates accounted for the remainder of each period’s amount.

Net cash provided by (used in) financing activities was $0.7 million for the three months ended March 31, 2004 compared to $(58.2) million for the three months ended March 31, 2003. The substantial favorable year-to-year variance in 2004 primarily reflected higher proceeds from stock plans ($42.7 million in 2004 versus $13.3 million in 2003) and lower spending for repurchases of the Company’s stock ($30.5 million in 2004 versus $50.5 million in 2003). In addition, the Company made net repayments of bank borrowings of $14.0 million in the first quarter of 2003 versus no such spending in the 2004 period. Dividends paid in the first quarters of 2004 and 2003 were $11.2 million and $6.7 million, respectively. The increase in 2004 reflects a dividend of $0.075 per share in 2004 versus $0.045 per share in 2003.

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

Indebtedness

At March 31, 2004 and 2003, the Company had outstanding long-term financing of $300 million and a bank revolving credit facility with no borrowings outstanding at March 31, 2004 and $93.1 million outstanding at March 31, 2003.

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

The revolving credit facility (the “Facility”) consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2004. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At March 31, 2004, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points of the facility amount to 12.5 basis points, depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at March 31, 2004. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility amount. Interest paid under the Facility for the three months ended March 31, 2003 was $0.4 million. No interest was paid for the three months ended March 31, 2004 as no borrowings were outstanding under the Facility during that period.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At March 31, 2004, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Off-Balance Sheet Arrangements

At March 31, 2004 Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

Since December 31, 2003, Moody’s has not had any material changes in its contractual obligations as presented in its Form 10-K.

Dividends

On April 27, 2004, the Board of Directors of the Company approved a quarterly dividend of 7.5 cents per share of Moody’s common stock, payable on June 10, 2004 to shareholders of record at the close of business on May 20, 2004.

Outlook

Moody’s outlook for 2004 is based on assumptions about many macroeconomic and capital market factors, including interest rates, consumer spending, corporate profitability and business investment spending and capital markets issuance activity. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ significantly from the outlook presented below.

In the U.S. a number of key interest rates – including benchmark 30-year residential mortgage rates and 10-year Treasury rates – are now above their averages for the first quarter of the year. The Company expects that U.S. interest rates will continue to increase for the remainder of 2004. Moody’s believes higher rates will discourage the use of debt to fund any recovery in business investment spending, and will result in lower issuance in the investment grade segment of the U.S. corporate bond market in 2004 compared to 2003. The Company anticipates modest growth in high yield issuance for the year despite exceptionally strong issuance in the first quarter. For 2004 the Company expects corporate finance and financial institutions ratings revenue to grow modestly versus 2003, with the benefits of new products, particularly our Enhanced Analysis Initiative, and stronger than anticipated high yield issuance partially offsetting the impact of lower investment grade issuance.

In the U.S. structured finance market, Moody’s thinks higher mortgage rates will result in a decline in revenue from rating residential mortgage-backed securities in 2004. This decline may be less than originally forecasted as a result of the first quarter’s robust activity and continued strength in the housing market entering the second quarter. The Company also expects good growth in the commercial mortgage-backed securities and credit derivatives segments of the U.S. ratings business after strong starts to the year. The expectation is that public finance revenue will decline in the mid-teens percent, as higher interest rates should slow the pace of refinancings and “new money” issuance. Moody’s continues to expect strong growth in the research business. These expectations should produce low single digit U.S. ratings and research revenue growth for the year.

Outside the U.S. the Company continues to expect low double digit percent revenue growth in the corporate and financial institutions ratings businesses. Moody’s is also projecting good year-over-year revenue growth for international structured finance ratings with strong growth in non-CDO European asset classes and in Asian structured finance offsetting slower growth in European CDOs due to tighter spreads. The Company also expects the strong growth in research revenue in the first quarter to continue. These expectations should produce approximately 20% international ratings and research revenue growth in 2004. Finally, Moody’s continues to expect mid to high teens percent revenue growth at Moody’s KMV on a global basis.

Moody’s expenses for 2004 will likely reflect continued investment spending to improve and increase the transparency of ratings practices, for technology initiatives and product development, and for continued hiring to support growth areas of the business. The Company will continue to invest in the Enhanced Analysis Initiative. Moody’s expects the operating margin to be 100 to 200 basis points lower in 2004 compared with 2003. This reflects the investments being made and the faster growth of the lower margin MKMV business for the rest of the year as well as the impact of higher stock-based compensation expense in 2004 compared with 2003.

Overall for 2004, Moody’s expects that year-over-year growth in revenue and diluted earnings per share will be in the high single digit percent range. Reported earnings per share includes the impacts of the 2003 insurance gain, the legacy tax reserve increase in 2003 and the impact of expensing of stock-based compensation in both 2004 and 2003. The impact of stock-based compensation expense is expected to be approximately $0.10 - $0.11 per share in 2004 compared with $0.04 per share in 2003.

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In November 1996, The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). Under the terms of the distribution agreement relating to the 1996 Distribution, each party thereto is prohibited from distributing to its stockholders any business that had been allocated to it in connection with the 1996 Distribution, unless the distributed business delivers an undertaking agreeing to be jointly and severally liable to the other parties under the 1996 distribution agreement for the liabilities of the distributing parent company under the 1996 distribution agreement.

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

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As noted below, Moody’s has contingent liability for this matter as a result of contractual commitments undertaken in connection with various corporate reorganizations since 1996. As more fully described below, VNU N.V., a publicly traded Dutch company, and its subsidiary ACNielsen have exclusive liability for any final judgment or settlement of this antitrust lawsuit, subject to a cap. The cap is determined based on the financial ability of VNU N.V. and ACNielsen to pay for any judgment or settlement. Under the contractual agreements described below, amounts in excess of the cap, if any, would be shared as follows: 25% for Moody’s; 25% for New D&B; and the remaining 50% is shared by IMS Health and NMR (a subsidiary of VNU N.V.).

In July 1996, IRI filed a complaint in the U. S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

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

IRI’s complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $581.6 million and $651.7 million from the defendants’ alleged practices. IRI also seeks punitive damages in an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by the defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of the defendants. The motion granted by the Court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery is scheduled to end on November 1, 2004, and trial is scheduled to begin April 18, 2005.

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

As noted above, ACNielsen is responsible for the IRI Liabilities up to the ACN Maximum Amount. The Indemnity and Joint Defense Agreement provides that ACNielsen initially is to determine the amount that it will pay at the time of settlement or a final judgment, if any, in IRI’s favor (the “ACN Payment”). The ACN Payment could be less than the ACN Maximum Amount. The Indemnity and Joint Defense Agreement also provides for each of Donnelley and NMR to pay IRI 50% of the difference between the settlement or judgment amount and the ACN Payment. In exchange, the Indemnity and Joint Defense Agreement requires ACNielsen to issue a secured note (the “ACN Note”), subject to certain limits, to each of Donnelley and NMR for the amount of their payment. The principal amount of each ACN Note issued to Donnelley and NMR, however, is limited to 50% of the difference between the ACN Maximum Amount and the ACN Payment, and is subject to a further limitation that it cannot exceed 50% of the amount of any proceeds from any recapitalization plan designed to maximize ACNielsen’s claims paying ability. The ACN Notes would become payable upon the completion of the recapitalization plan described in the paragraph below.

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

In 2001, ACNielsen was acquired by VNU N.V., which assumed ACNielsen’s liabilities under the Indemnity and Joint Defense Agreement. Pursuant to the Indemnity and Joint Defense Agreement, VNU N.V. is to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

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

As a result, the Company will be responsible for the payment of 25% of the portion of any judgment or settlement in excess of the ACN Maximum Amount (as adjusted to include VNU N.V.). New D&B will be responsible for the payment of an additional 25% (together constituting Donnelley’s liability under the Indemnity and Joint Defense Agreement for 50% of such amount) and Cognizant will be responsible for payment of the remaining 50% of liability in excess of the ACN Maximum Amount. As a result of their 1998 separation and pursuant to the related distribution agreement, IMS Health and NMR are each jointly and severally liable for all Cognizant liabilities under the Indemnity and Joint Defense Agreement. In 1999, NMR was acquired by VNU N.V. and VNU assumed NMR’s liabilities under the Indemnity and Joint Defense Agreement. In addition, each of the above parties, in accordance with the foregoing percentages, may be required to advance a portion of the amount, if any, by which the ACN Maximum Amount exceeds the amount of the ACN Payment. However, because liability for violations of the antitrust laws is joint and several and because many of the rights and obligations relating to the Indemnity and Joint Defense Agreement are based on contractual relationships, the failure of a party to the Indemnity and Joint Defense Agreement to fulfill its obligations could result in the other parties bearing a greater share of the IRI Liabilities. Joint and several liability means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between VNU N.V., ACNielsen, IMS Health, Donnelly, NMR, Moody’s and New D&B.

Moody’s is unable to predict at this time the outcome of the IRI action or the financial condition of ACNielsen and VNU N.V. at the time of any such outcome (and hence the Company cannot estimate the amount of the ACN Payment, the ACN Maximum Amount and the portion of any judgment or settlement to be paid by VNU N.V. and ACNielsen under the Indemnity and Joint Defense Agreement).

Therefore, Moody’s is unable to predict at this time whether the resolution of this matter could materially affect the Company’s financial position, results of operations, or cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if Moody’s is required to pay or advance a significant portion of any settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

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

During the fourth quarter of 2003 and the first quarter of 2004, New D&B participated in meetings with the IRS Appeals Office on the two matters described above. New D&B is continuing the Appeals process with the IRS.

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

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and could result in amortization expense deductions from 1997 through 2012. In the Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action. Should any such payments be made by New D&B related to either the Examination Reports for 1997 and 1998 or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure related to this matter is $93 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

In the April Examination Reports referred to in the preceding paragraph, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S Court of Federal Claims, where payment of the assessment would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential payment to the IRS could be up to approximately $126 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

Moody’s believes that the IRS’s proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Utilization of Capital Losses

The IRS has completed its review of the utilization of certain capital losses generated by Old D&B during 1989 and 1990. On June 26, 2000, the IRS, as part of its audit process, issued a formal assessment with respect to the utilization of these capital losses.

On May 12, 2000, an amended tax return was filed by Old D&B for the 1989 and 1990 tax periods, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000; 50% of such payment was allocated to Moody’s and had previously been accrued by the Company. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing, and on September 20, 2000, Old D&B filed a petition for a refund in the U.S. District Court. The case is expected to go to trial in 2005, and pre-trial proceedings are ongoing. In addition to the amount paid in 2000, if the IRS were to disallow prior deductions of all transaction costs associated with this matter, Moody’s estimates that its exposure for its share of the additional taxes, penalties and interest (net of tax benefits) on this matter would be approximately $5 million. New D&B intends to contest the IRS’s assessment, as well as any assessments of penalties or other amounts in excess of the amounts paid, including the matter described in the preceding sentence. It is possible that the settlement of this matter could result in additional income statement charges and/or cash payments by Moody’s for its share of such settlement.

Summary of Moody’s Exposure to Three Legacy Tax Matters

The Company considers from time to time the range and probability of potential outcomes related to the three legacy tax matters discussed above and establishes reserves that it believes are appropriate in light of the relevant facts and circumstances. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis. As of March 31, 2004, Moody’s had reserves of approximately $127 million with respect to such matters, which reflected an increase of approximately $16 million during the fourth quarter of 2003 relating to the Amortization Expense Deductions matter. Although the matter had previously been under audit, the Company felt that an increase in the related reserve was appropriate since the Notices of Proposed Adjustment during the fourth quarter of 2003 reflected a formalization by the IRS of its position on the matter. It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential cash outlays resulting from these matters, which the Company currently estimates could be as much as $333 million, could be material and could increase with time as described above. Such amount does not include potential penalties related to the payments made in May 2000 concerning Utilization of Capital Losses.

Moody’s Matters

L’Association Francaise des Porteurs d’Emprunts Russes

On June 20, 2001 a summons was served in an action brought by L’Association Francaise des Porteurs d’Emprunts Russes (“AFPER”) against Moody’s France SA (a subsidiary of the Company) and filed in the Court of First Instance of Paris, France (“Court”). In this suit, AFPER, a group of holders of bonds issued by the Russian government prior to the 1917 Bolshevik Revolution, makes claims against Moody’s France SA and Standard & Poor’s SA for lack of diligence and prudence in their ratings of Russia and Russian debt since 1996. AFPER alleges that, by failing to take into account the post-Revolutionary repudiation of pre-Revolutionary Czarist debt by the Soviet government in rating Russia and new issues of Russian debt beginning in 1996, the rating agencies enabled the Russian Federation to issue new debt without repaying the old obligations of the Czarist government. Alleging joint and several liability, AFPER seeks damages of Euro 2.8 billion (approximately U.S. $3.4 billion as of March 31, 2004) plus legal costs. Moody’s believes the allegations lack legal or factual merit and has vigorously contested the action. As a result, no amount in respect of this matter has been accrued in the financial statements of the Company. On April 6, 2004, the Court rendered judgment dismissing AFPER’s action on the ground that AFPER lacked standing. AFPER has until May 21, 2004 to appeal that judgment.

Regulation

Moody’s Investors Service voluntarily registers as an investment adviser under the Investment Advisers Act of 1940, as amended. Moody’s has also been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the SEC. The SEC first applied the NRSRO designation in 1975 to agencies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (in certain mortgage-related legislation), the SEC (in its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.

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

On June 4, 2003 the SEC issued its Concept Release regarding the credit ratings industry. The Release restated many questions first raised in the SEC’s January 2003 report, and requested public comment on those questions. Questions were grouped under three broad themes:

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

First, as a consequence of the new French Securities Law, rating agencies operating in France have a new document retention obligation and will be required annually to produce and submit a report to the newly established French regulatory authority on their operation. Secondly, implementation guidelines proposed by the Committee of European Securities Regulators (“CESR”), and implemented by the European Commission (“Commission”) for the Commission’s Market Abuse Directive (“Directive”) are to some extent applicable to all participants in the European capital markets. Credit rating agencies have been explicitly carved out of the Directive’s provisions which address the manner of production and presentation of research. However, when the Directive is incorporated into individual national legislation, depending on the form in which the implementation guidelines are ultimately adopted at the national level, such guidelines could be interpreted by some European Union countries to control the functioning of credit rating agencies in their jurisdiction. If so, new regulation may, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process, and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

Finally, in February 2004 the European Parliament (“Parliament”) adopted resolutions regarding rating agencies in Europe pursuant to an internal study and report. The resolutions call on the Commission to conduct an analysis for registration of rating agencies in Europe, and possible registration criteria. The resolutions further ask the Commission and certain other European authorities to make specific recommendations by July 31, 2005 in light of any further developments or conclusions reached by the Financial Services Forum, the International Organization of Securities Commissions (“IOSCO”), and the U.S. SEC. Also in February 2004, the Technical Committee of IOSCO announced that it would develop, with the contribution of the credit rating agencies, a code of conduct for credit rating agencies.

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

Forward-Looking Statements

Certain statements contained in this Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for Moody’s business and operations that involve a number of risks and uncertainties. Those statements appear in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing at page 19 of this report on Form 10-Q and elsewhere in the context of statements containing the words “believes”, “expects”, “anticipates” and other words relating to Moody’s views on future events, trends and contingencies. The forward-looking statements and other information are made as of the date of this Form 10-Q, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and in other filings made by the Company from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk during the first quarter of 2004. For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

MOODY’S PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Program	Program (1)
January	446,000	$60.02	446,000	$142.2 million
February	57,900	$64.98	57,900	$138.4 million
March	—	—	—	$138.4 million

Total	503,900		503,900

(1)	During October 2002, Moody’s completed the $300 million share repurchase program that had been announced by the Company and authorized by the Board of Directors in October 2001. On October 22, 2002, the Company announced that its Board of Directors had authorized an additional $450 million share repurchase program, which includes both special share repurchases and systematic repurchases of Moody’s common stock to offset the dilutive effect of share issuance under the Company’s employee stock plans. There is no established expiration date of this authorization.

The repurchases during the first quarter of 2004 partially offset 1.6 million shares issued under employee stock plans during the period. Since becoming a public company in September 2000 and through the first quarter of 2004, Moody’s has repurchased 23.5 million shares at a total cost of $911.6 million, including 9.8 million shares to offset issuances under employee stock plans.

Item 4. Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on five items at the Annual Meeting of Stockholders held on April 27, 2004:

1.	The election of three Class III directors to each serve a three-year term and one Class II director to serve a two-year term,

2.	A proposal to approve the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan,

3.	A proposal to approve the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan,

4.	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for 2004, and

5.	A stockholder proposal regarding performance and time-based restricted shares.

At the Annual Meeting:

1.	The nominees for Class III directors to each serve a three-year term were elected based upon the following votes:

Nominee	Votes For	Votes Withheld

Basil L. Anderson	133,332,755	1,651,785
Raymond W. McDaniel, Jr.	130,161,135	4,823,405
John Rutherfurd, Jr.	129,306,371	5,678,169

The nominee for Class II director to serve a two-year term was elected based upon the following vote:

Nominee	Votes For	Votes Withheld

John K. Wulff	133,346,599	1,637,941

2.	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan was approved as follows:

91,309,978	votes for approval;
30,379,975	votes against;
901,072	abstentions; and
12,393,514	broker non votes

3. The 2004 Moody’s Corporation Covered Employee Cash Incentive Plan was approved as follows:

128,257,460	votes for approval;
5,859,054	votes against; and
868,025	Abstentions

4.	The appointment of PricewaterhouseCoopers LLP as independent accountants for 2004 was ratified as follows:

131,544,893	votes for appointment;
2,742,568	votes against; and
697,078	Abstentions

5.	The stockholder proposal regarding performance and time-based restricted shares was rejected as follows:

10,560,360	votes for approval;
111,040,866	votes against;
989,857	abstentions; and
12,393,456	broker non votes

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

3. ARTICLES OF INCORPORATION AND BY-LAWS

1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

31. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

* Filed herewith.

(b) Reports on Form 8-K:

The Company furnished its fourth quarter earnings press release in a Current Report on Form 8-K on February 5, 2004, on which information was reported under Items 9 and 12.

The Company furnished its first quarter earnings press release in a Current Report on Form 8-K on April 28, 2004, on which information was reported under Items 9 and 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: May 7, 2004	By: /s/ JEANNE M. DERING

Jeanne M. Dering
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)