Form 10-Q
period 2004-06-30
MOODYS CORP /DE/
filed 2004-08-09
CIK 1059556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2004

Common Stock, par value $0.01 per share	147.8 million

MOODY’S CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$357.6	$312.7	$688.8	$590.9
Expenses
Operating, selling, general and administrative	149.4	128.1	289.4	249.4
Depreciation and amortization	8.7	7.9	17.0	15.7

Total expenses	158.1	136.0	306.4	265.1

Operating income	199.5	176.7	382.4	325.8

Interest and other non-operating (expense) income, net	(6.4)	(4.2)	(11.4)	3.8

Income before provision for income taxes	193.1	172.5	371.0	329.6
Provision for income taxes	89.6	71.6	164.0	136.8

Net income	$103.5	$100.9	$207.0	$192.8

Earnings per share
Basic	$0.70	$0.68	$1.39	$1.30

Diluted	$0.68	$0.66	$1.36	$1.27

Weighted average shares outstanding
Basic	148.9	148.8	149.0	148.4

Diluted	152.1	152.4	152.2	151.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$332.3	$269.1
Accounts receivable, net of allowances of $14.8 in 2004 and $15.9 in 2003	295.8	270.3
Other current assets	26.6	29.6

Total current assets	654.7	569.0
Property and equipment, net	46.3	46.8
Prepaid pension costs	59.9	60.2
Goodwill	127.1	126.4
Intangible assets, net	74.0	77.4
Other assets	39.3	61.6

Total assets	$1,001.3	$941.4

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$181.9	$217.5
Deferred revenue	248.0	214.6

Total current liabilities	429.9	432.1
Non-current portion of deferred revenue	47.6	41.1
Notes payable	300.0	300.0
Other liabilities	161.7	200.3

Total liabilities	939.2	973.5

Contingencies (Note 8)
Shareholders’ equity (deficit)
Preferred stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $ .01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $ .01 per share; 400,000,000 shares authorized; 171,451,136 shares issued at June 30, 2004 and December 31, 2003	1.7	1.7
Capital surplus	110.1	76.4
Retained earnings	743.5	558.9
Treasury stock, at cost; 23,682,921 and 22,779,500 shares of common stock at June 30, 2004 and December 31, 2003, respectively	(800.2)	(677.2)
Other comprehensive income	7.0	8.1

Total shareholders’ equity (deficit)	62.1	(32.1)

Total liabilities and shareholders’ equity (deficit)	$1,001.3	$941.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS IN MILLIONS)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$207.0	$192.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	17.0	15.7
Stock-based compensation expense	12.4	4.9
Tax benefits from exercise of stock options	27.1	14.6
Additional minimum pension liability	(0.3)	—
Write-off of investment in affiliate	0.5	—
Write-off of computer software, property and equipment	—	0.2
Changes in assets and liabilities:
Accounts receivable	(25.1)	(58.9)
Other current assets	3.5	4.5
Prepaid pension costs	0.3	(0.7)
Other assets	24.2	(0.4)
Accounts payable and accrued liabilities	(38.6)	(38.2)
Deferred revenue	40.0	36.1
Other liabilities	(38.5)	9.1

Net cash provided by operating activities	229.5	179.7

Cash flows from investing activities
Capital additions	(11.4)	(8.8)
(Cash paid for) cash acquired in investments in affiliates	(3.1)	1.1

Net cash used in investing activities	(14.5)	(7.7)

Cash flows from financing activities
Net repayments of bank borrowings	—	(107.1)
Proceeds from stock plans	57.2	37.3
Cost of treasury shares repurchased	(186.2)	(50.5)
Payment of dividends	(22.4)	(13.3)
Payments under capital lease obligations	(0.6)	(0.6)

Net cash used in financing activities	(152.0)	(134.2)

Effect of exchange rate changes on cash and cash equivalents	0.2	3.5

Increase in cash and cash equivalents	63.2	41.3
Cash and cash equivalents, beginning of the period	269.1	39.9

Cash and cash equivalents, end of the period	$332.3	$81.2

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

The Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”) until September 30, 2000 (the “Distribution Date”), when Old D&B separated into two publicly traded companies — Moody’s Corporation and The New D&B Corporation (“New D&B”). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company (the “D&B Business”). The remaining business of Old D&B consisted solely of the business of providing credit ratings and related research and credit risk management services (the “Moody’s Business”) and was renamed “Moody’s Corporation”. The method by which Old D&B distributed to its shareholders its shares of New D&B stock is hereinafter referred to as the “2000 Distribution”.

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

2. STOCK-BASED COMPENSATION

In 2002 and prior years, the Company measured the cost of stock-based compensation using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25 rather than applying the fair value method provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. Accordingly, the Company did not recognize compensation expense related to grants of employee stock options and shares issued to participants in its employee stock purchase plan.

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

The condensed consolidated statements of operations include compensation expense in the following amounts, related to stock options granted, restricted stock granted and stock issued under the employee stock purchase plan since January 1, 2003: for the three and six month periods ended June 30, 2004, $7.2 million and $12.4 million, respectively; and for the three and six month periods ended June

30, 2003, $3.1 million and $5.0 million, respectively. In addition, the 2004 and 2003 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Net income:
As reported	$103.5	$100.9	$207.0	$192.8
Add: Stock-based compensation plan expense included in reported net income, net of tax	4.4	1.9	7.5	3.1
Deduct: Stock-based compensation plan expense determined under the fair value method, net of tax	(7.6)	(5.5)	(13.9)	(10.5)

Pro forma net income	$100.3	$97.3	$200.6	$185.4

Basic earnings per share:
As reported	$0.70	$0.68	$1.39	$1.30
Pro forma	$0.67	$0.65	$1.35	$1.25
Diluted earnings per share:
As reported	$0.68	$0.66	$1.36	$1.27
Pro forma	$0.67	$0.65	$1.33	$1.24

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the six months ended June 30, 2004 and 2003 and the three months ended June 30, 2004. There were no options issued during the three months ended June 30, 2003.

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004	2003
Expected dividend yield	0.46%	0.46%	0.41%
Expected stock volatility	30%	30%	30%
Risk-free interest rate	2.96%	3.23%	3.03%
Expected holding period	5 yrs	5 yrs	5 yrs

The estimated weighted average fair value of Moody’s options granted during the six months ended June 30, 2004 and 2003 was $19.97 and $13.01, respectively. The estimated weighted average fair value of Moody’s options granted during the three months ended June 30, 2004 was $21.40.

3. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Weighted average number of shares — Basic	148.9	148.8	149.0	148.4
Dilutive effect of shares issuable under stock-based compensation plans	3.2	3.6	3.2	3.3

Weighted average number of shares — Diluted	152.1	152.4	152.2	151.7

Options to purchase 5.7 million common shares in each of the 2004 periods shown above, and 3.5 million common shares in each of the 2003 periods, were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

4. ACQUISITIONS

Korea Investors Service

In August 1998, the Company made a 10% cost-basis investment in Korea Investors Service (“KIS”), a Korean rating agency. In December 2001, the Company entered into a definitive agreement to increase its investment to just over 50%, at a cost of $9.6 million with a contingent payment of up to 6.9 billion Korean Won (approximately $6.0 million as of June 30, 2004) in 2005, based on KIS net income for the three-year period ended December 31, 2004.

During the first quarter of 2004, KIS increased its ownership in an equity-basis investment to just over 50%, at a cost of 0.6 billion Korean Won, net of cash acquired (approximately $0.6 million). As a result, starting in March 2004 this entity was being consolidated in Moody’s financial statements and $0.7 million of goodwill was recorded related to this entity.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated (in millions):

	Six Months Ended			Year Ended
	June 30, 2004			December 31, 2003
	Moody’s	Moody’s		Moody’s	Moody’s
	Investors Service	KMV	Consolidated	Investors Service	KMV	Consolidated
Beginning balance	$2.3	$124.1	$126.4	$2.3	$124.0	$126.3
Net change from acquisitions	0.7	—	0.7	—	—	—
Other	—	—	—	—	0.1	0.1

Ending balance	$3.0	$124.1	$127.1	$2.3	$124.1	$126.4

The following table summarizes intangible assets subject to amortization at the dates indicated:

	June 30,	December 31,
	2004	2003
	(in millions)
Customer lists (11.3 year original weighted average life)	$57.8	$57.8
Accumulated amortization	(13.3)	(10.6)

Net customer lists	$44.5	$47.2

Other intangible assets (5.6 year original weighted average life)	$8.2	$8.2
Accumulated amortization	(4.2)	(3.5)

Net other intangible assets	$4.0	$4.7

Total	$48.5	$51.9

Amortization expense for intangible assets subject to amortization in each of the six month periods ended June 30, 2004 and 2003 was $3.5 million.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Years Ending December 31,
(in millions)
2004 (after June 30)	$3.5
2005	6.5
2006	6.2
2007	5.5
2008	4.5
Thereafter	22.3

As of June 30, 2004, $25.5 million in trade secrets acquired with the April 2002 acquisition of KMV were not subject to amortization. Current circumstances and conditions continue to support an indefinite useful life.

6. PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains both funded and unfunded noncontributory defined benefit pension plans in which substantially all U.S. employees of the Company are eligible to participate. The plans provide defined benefits using a cash balance formula based on years of service and career average salary.

The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The health care plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with Moody’s expressed intent to fix the Company’s share of costs and require retirees to pay for all future increases in plan costs in excess of the amount of the per person company contribution in the year 2005.

Effective at the Distribution Date, Moody’s assumed responsibility for pension and other post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

Following are the components of net periodic expense related to pension and other post-retirement plans for the three and six months ended June 30, 2004 and 2003 (in millions):

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Components of net periodic expense
Service cost	$2.0	$3.4	$0.1	$0.1
Interest cost	1.4	2.0	0.1	0.1
Expected return on plan assets	(2.0)	(5.1)	—	—
Amortization of net actuarial loss from earlier periods	0.3	0.3	—	—
Amortization of unrecognized prior service costs	—	0.1	—	0.1

Net periodic expense	$1.7	$0.7	$0.2	$0.3

	Pension Plans		Other Post-Retirement Plans
	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Components of net periodic expense
Service cost	$4.1	$4.0	$0.3	$0.3
Interest cost	2.6	2.4	0.2	0.3
Expected return on plan assets	(4.0)	(5.6)	—	—
Amortization of net actuarial loss from earlier periods	0.7	0.5	—	—
Amortization of unrecognized prior service costs	0.1	0.1	—	0.1

Net periodic expense	$3.5	$1.4	$0.5	$0.7

As of June 30, 2004, Moody’s has made $0.1 million of contributions to its other post-retirement plans. The Company presently anticipates contributing an additional $0.1 million in 2004 for a total of $0.2 million.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) of 2003” which supersedes FSP FAS 106-1 of the same title. The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. In accordance with FSP FAS 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act. Accordingly, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effect of the subsidy because the Company is in the process of evaluating the effects of the Act on its post-retirement benefits.

7. INDEBTEDNESS

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest paid under the Notes was $5.7 million for each of the three month periods ended June 30, 2004 and 2003 and $11.4 million for each of the six month periods ended June 30, 2004 and 2003.

The revolving credit facility (the “Facility”), which had no borrowings outstanding as of June 30, 2004, consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2004. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At June 30, 2004, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points of the facility amount to 12.5 basis points, depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at June 30, 2004. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility. Interest paid under the Facility for the three and six months ended June 30, 2003 was $0.2 million and $0.6 million, respectively. No interest was paid under the Facility for the three and six months ended June 30, 2004 as no borrowings were outstanding during those periods.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At June 30, 2004, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Moody’s total interest expense was $5.8 million in each of the three months ended June 30, 2004 and 2003 and $11.5 million and $12.0 million, respectively, for the six months ended June 30, 2004 and 2003. Total interest income on cash and cash equivalents was $1.1 million and $0.3 million, respectively, for the three months ended June 30, 2004 and 2003 and $2.2 million and $0.5 million, respectively, for the six months ended June 30, 2004 and 2003.

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

In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in note 1 to the condensed consolidated financial statements.

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties.

In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

The amended complaint alleges various violations of United States antitrust laws under Sections 1 and 2 of the Sherman Act. The amended complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleged SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that defendants induced SRG to breach that agreement.

IRI’s antitrust claims allege that defendants developed and implemented a plan to undermine IRI’s ability to compete within the United States and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

IRI’s amended complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $581.6 million and $651.7 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of defendants. The motion granted by the Court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery is scheduled to end on November 1, 2004, and trial is scheduled to begin on April 18, 2005.

On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claims that defendants tortiously interfered with the SRG acquisition. The Company believes that the dismissal of the tortious interference claims also precludes any claim for punitive damages.

In connection with the 1996 Distribution, NMR (then known as Cognizant Corporation), ACNielsen and Donnelley (then known as The Dun & Bradstreet Corporation) entered into an Indemnity and Joint Defense Agreement (the “Original Indemnity and Joint Defense Agreement”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the Original Indemnity and Joint Defense Agreement provided that:

•	ACNielsen would assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities became payable as a result of a final non-appealable judgment or any settlement permitted under the Original Indemnity and Joint Defense Agreement (the “ACN Maximum Amount”); and

•	Donnelley and NMR would share liability equally for any amounts in excess of the ACN Maximum Amount.

The Original Indemnity and Joint Defense Agreement also provided that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then NMR and Donnelley shall obtain the bond required for the appeal, and each shall pay 50% of the costs of such bond, if any, which cost will be added to IRI Liabilities.

In 2001, ACNielsen was acquired by VNU N.V., which assumed ACNielsen’s obligations under the Original Indemnity and Joint Defense Agreement. Pursuant to the Original Indemnity and Joint Defense Agreement, VNU N.V. was to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

In connection with the 1998 Distribution, Old D&B and Donnelley (then known as The Dun & Bradstreet Corporation) entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities. Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Original Indemnity and Joint Defense Agreement, and any liabilities arising from the IRI action itself. However, as between New D&B and Moody’s, it was agreed that under the 2000 Distribution, each of New D&B and Moody’s will be responsible for 50% of any payments required to be made to or on behalf of Donnelley with respect to the IRI action under the terms of the 1998 Distribution Agreement, including legal fees or expenses related to the IRI action.

On July 30, 2004, the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended Indemnity and Joint Defense Agreement”).

Pursuant to the Amended Indemnity and Joint Defense Agreement, any and all IRI Liabilities incurred by Donnelley, Moody’s, New D&B or IMS Health relating to a judgment (even if not final) or any settlement entered into in the IRI action will be jointly and severally assumed, and fully discharged, exclusively by the VNU Parties. Under the Amended Indemnity and Joint Defense Agreement, the VNU Parties have agreed to, jointly and severally, indemnify Donnelley, Moody’s, New D&B and IMS Health from and against all IRI Liabilities to which they become subject. As a result, the concept of “ACN Maximum Amount” which used to cap ACNielsen’s liability for the IRI Liabilities no longer exists and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended Indemnity and Joint Defense Agreement.

In addition, the Amended Indemnity and Joint Defense Agreement provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

In connection with entering into the Amended Indemnity and Joint Defense Agreement, Donnelley, Moody’s, New D&B and IMS Health agreed to amend certain covenants of the Original Indemnity and Joint Defense Agreement to provide operational flexibility for ACNielsen going forward. In addition, the Amended Indemnity and Joint Defense Agreement includes certain amendments to the covenants of ACNielsen (which, under the Amended Indemnity and Joint Defense Agreement, are now also applicable to ACN (US)), which are designed to preserve such parties’ claims-paying ability and protect Donnelley, Moody’s, New D&B and IMS Health. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended Indemnity and Joint Defense Agreement comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended Indemnity and Joint Defense Agreement. VNU N.V. has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended Indemnity and Joint Defense Agreement.

As described above, the VNU Parties have assumed exclusive responsibility for the payment of all IRI Liabilities. Provided that the VNU Parties are able to fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, and that they ultimately do fulfill such obligations, Moody’s believes that the resolution of the IRI action should not materially affect the Company’s financial position, results of operations, or cash flows.

However, because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended Indemnity and Joint Defense Agreement are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended Indemnity and Joint Defense Agreement could result in the other parties bearing all or a portion of the IRI Liabilities. Joint and several liability for the IRI action means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health.

Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended Indemnity and Joint Defense Agreement, each of Moody’s and New D&B will be responsible for the payment of 50% of the portion of any judgment or settlement ultimately paid by Donnelley (which is a defendant in the IRI action), which can be as high as all the IRI Liabilities.

The Company is unable to predict at this time the outcome of the IRI action, the financial condition of any of the VNU parties or the other defendants at the time of any such outcome, or whether the VNU Parties or the other defendants will fulfill their obligations under the Amended Indemnity and Joint Defense Agreement or other related contractual agreements. Hence, the Company cannot estimate such parties’ ability to pay the IRI Liabilities pursuant to the Amended Indemnity and Joint Defense Agreement or the amount of the judgment or settlement in the IRI action. Accordingly, no amount in respect of this matter has been accrued in the Company’s consolidated financial statements. As discussed above, provided that the VNU Parties ultimately fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, Moody’s believes that the resolution of the IRI action should not materially affect the Company’s financial position, results of operations, or cash flows. If, however, IRI were to prevail in whole or in part in this action and Moody’s is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

Legacy Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable IRS rulings on certain tax matters as described in such agreements (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities, also as described in such agreements, after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.

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

Royalty Expense Deductions

During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 (the “Royalty Report”). In the first quarter of 2004, New D&B received a similar Examination Report (the “Second Royalty Report”) relating to the first quarter of 1997.

During the second quarter of 2003, New D&B also received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established in 1993 in connection with the above transaction, and to reallocate to Old D&B income and expense items that had been reported in the partnership tax return for 1996 (the “Reallocation Report”). New D&B also received a similar Examination Report (the “Second Reallocation Report”) issued to the partnership with respect to the first quarter of 1997.

In June 2004, New D&B and the IRS conducted a mediation of these issues. As a result of the mediation, New D&B and the IRS reached a basis for settlement with regard to the Royalty Report for 1995 and 1996 and the Reallocation Report. In addition, New D&B and the IRS reached a basis for settlement of certain tax refund claims made by Old D&B related to 1995 and 1996. Moody’s estimates that its share of the cost of this tentative settlement will be approximately $31 million, reflecting anticipated cash payments of approximately $24 million and the write-off of approximately $7 million of deferred tax assets related to tax refund claims. The tentative settlement will not be finalized until a formal agreement is executed, which is expected to be during the second half of 2004, and it is possible that Moody’s share of the related cost could differ from the Company’s current estimate.

The mediation settlement did not resolve either the Second Royalty Report or the Second Reallocation Report. New D&B disagrees with the positions taken by the IRS in these reports and previously had filed a protest with the IRS Appeals Office. If the IRS Appeals Office were to uphold these reports, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the assessment would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s believes that the positions taken by the IRS in the Second Royalty Report and Second Reallocation Report are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to $2 million (including penalties and interest, and net of tax benefits).

During the mediation, the IRS claimed that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS and plans to file a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund claims; or (2) challenge the IRS claim in U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of deferred tax assets related to these tax refund claims could be up to $9 million.

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and could result in amortization expense deductions on the tax returns of Old D&B and New D&B from 1997 through 2012.

In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $94 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the second paragraph. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS could be up to $127 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

New D&B has filed protests with the IRS Appeals Office regarding the April Examination Reports.

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

On May 12, 2000, an amended tax return was filed by Old D&B for the 1989 and 1990 tax years, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000; 50% of such payment was allocated to Moody’s and had previously been accrued by the Company. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing, and on September 20, 2000, Old D&B filed a petition for a refund in the U.S. District Court.

Pre-trial proceedings on this matter have been ongoing, and in July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter. Moody’s estimates that its share of the cost of this tentative settlement will be $12 million, reflecting anticipated cash payments of $2 million and the write-off of deferred tax assets of $10 million. The tentative settlement will not be finalized until a formal agreement is executed, which is expected to be during the second half of 2004, and it is possible that Moody’s share of the related cost could differ from the Company’s current estimate.

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

In the second quarter of 2004, the Company made adjustments to legacy tax reserves and deferred tax assets to reflect its current estimates of the probable exposures on these matters and the manner in which it expects the exposures to be resolved. These adjustments consisted of: (1) $26 million of write-offs and valuation allowances related to deferred tax assets; and (2) a $16 million reduction in legacy tax reserves, to $112 million at June 30, 2004. As a result of these adjustments, Moody’s recorded an expense of $10 million, which is included in the Company’s income tax provision, in the second quarter of 2004. The $112 million of legacy tax reserves at June 30, 2004 consist of approximately $26 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made in the second half of 2004) and $86 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $275 million and could increase with time as described above.

9. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in millions)
Net income	$103.5	$100.9	$207.0	$192.8
Other comprehensive (loss) income — foreign currency translation adjustment	(1.6)	1.3	(0.8)	1.7
Other comprehensive loss — additional minimum pension liability	(0.3)	—	(0.3)	—

Total comprehensive income	$101.6	$102.2	$205.9	$194.5

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

Below are financial information by segment, Moody’s Investors Service revenue by business unit and revenue information by geographic area, each for the three and six month periods ended June 30, 2004 and 2003, and total assets by segment as of June 30, 2004 and December 31, 2003 (in millions). Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated
Revenue	$325.3	$32.3	$357.6	$286.5	$26.2	$312.7
Operating, selling, general and administrative expenses	124.4	25.0	149.4	108.9	19.2	128.1
Depreciation and amortization	4.5	4.2	8.7	3.8	4.1	7.9

Operating income	196.4	3.1	199.5	173.8	2.9	176.7

Interest and other non-operating expense, net			(6.4)			(4.2)

Income before provision for income taxes			193.1			172.5
Provision for income taxes			89.6			71.6

Net income			$103.5			$100.9

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated
Revenue	$627.7	$61.1	$688.8	$539.9	$51.0	$590.9
Operating, selling, general and administrative expenses	239.8	49.6	289.4	207.9	41.5	249.4
Depreciation and amortization	8.5	8.5	17.0	7.5	8.2	15.7

Operating income	379.4	3.0	382.4	324.5	1.3	325.8

Interest and other non-operating (expense) income, net			(11.4)			3.8

Income before provision for income taxes			371.0			329.6
Provision for income taxes			164.0			136.8

Net income			$207.0			$192.8

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Ratings revenue:
Structured finance	$131.8	$116.9	$244.8	$214.7
Corporate finance	78.4	71.6	154.7	133.0
Financial institutions and sovereign risk	51.8	44.1	104.3	89.8
Public finance	21.9	23.8	42.0	43.6

Total ratings revenue	283.9	256.4	545.8	481.1
Research revenue	41.4	30.1	81.9	58.8

Total Moody’s Investors Service	$325.3	$286.5	$627.7	$539.9

Revenue Information by Geographic Area

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
United States	$231.0	$206.7	$442.9	$386.2
International	126.6	106.0	245.9	204.7

Total	$357.6	$312.7	$688.8	$590.9

Total Assets by Segment

	June 30, 2004			December 31, 2003
	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated
Total assets by segment	$746.1	$255.2	$1,001.3	$673.0	$268.4	$941.4

11. INSURANCE RECOVERY

In February 2003, Moody’s received a $15.9 million insurance recovery related to the September 11th tragedy for incremental costs incurred and for lost profits due to the sharp decline in debt market activity in the weeks following the disaster. Moody’s had previously received a $4.0 million advance payment in 2002, resulting in a total recovery of $19.9 million. Moody’s had incurred incremental costs of $6.3 million for property damage and temporary office facilities, and had fully accrued for the recovery of these costs in its financial statements. The remainder of the insurance recovery, $13.6 million, had not previously been accrued as its realizability was not sufficiently assured. As a result, in the first quarter of 2003 Moody’s recorded a gain of $13.6 million, included in interest and other non-operating (expense) income, net in the condensed consolidated statement of operations.

12. SUBSEQUENT EVENT

On July 9, 2004, the Board of Directors of the Company approved a quarterly dividend of 7.5 cents per share of Moody’s common stock, payable on September 10, 2004 to shareholders of record at the close of business on August 20, 2004.

On July 30, 2004, the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health entered into the Amended Indemnity and Joint Defense Agreement. See note 8 for further discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See “Forward-Looking Statements” on page 38.

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

Results of Operations

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

Total Company Results

Moody’s revenue for the second quarter of 2004 was $357.6 million, an increase of $44.9 million or 14.4% from $312.7 million for the second quarter of 2003. Moody’s achieved strong revenue growth in several business sectors, including U.S. structured finance, global research, Moody’s KMV, international corporate finance and U.S. financial institutions.

Revenue in the United States was $231.0 million for the second quarter of 2004, an increase of $24.3 million or 11.8% from $206.7 million in 2003. Approximately 50% of the U.S growth was driven by structured finance, reflecting strength in residential mortgage and home equity loan securitizations. Year-to-year revenue growth of $6 million was achieved in research, and the financial institutions sector accounted for $4 million of growth.

Moody’s international revenue was $126.6 million in the second quarter, an increase of $20.6 million or 19.4% over $106.0 million in the second quarter of 2003. This reflected strong growth in the Moody’s Investors Service business, with research and corporate finance the largest contributors. Ratings revenue grew $11 million versus the prior year, principally due to strength in the corporate high yield sector and credit derivatives in Europe, and mortgage backed securitizations in Japan. International research revenue grew approximately $6 million from the second quarter of 2003, with approximately $4 million of that growth in Europe, due primarily to higher sales of credit research relating to corporate finance and financial institutions. Moody’s KMV contributed $4 million of international growth as well. In addition, foreign currency translation accounted for approximately $4 million of reported international revenue growth.

Operating, selling, general and administrative expenses were $149.4 million in the second quarter of 2004, an increase of $21.3 million or 16.6% from $128.1 million in the second quarter of 2003. Compensation and benefits expense grew $15 million year-to-year, reflecting compensation increases, increased staffing, and higher stock-based compensation expense. Moody’s global staffing of approximately 2,400 at June 30, 2004 was 9% higher than the year-ago level, and reflected hiring in the specialist teams that support Moody’s Enhanced Analysis Initiative, in Moody’s international ratings businesses, and at Moody’s KMV. Stock-based compensation expense increased $4.1 million year-to-year. As more fully discussed in note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made as well as the effect of a higher share price on the value of the 2004 equity grants. In addition, foreign currency translation contributed approximately $3 million to year-to-year expense growth. Depreciation and amortization expense was $8.7 million in the second quarter of 2004 compared with $7.9 million in the prior year period.

Second quarter operating income of $199.5 million rose $22.8 million or 12.9% from $176.7 million in the same period of 2003. Foreign currency translation contributed approximately $1 million to operating income growth in the quarter. Moody’s operating margin for the second quarter of 2004 was 55.8% compared to 56.5% a year earlier. The decrease in the margin reflected growth in Moody’s KMV revenue at a lower incremental margin than the Moody’s Investors Service business as well as the year-to-year increase in stock-based compensation expense discussed above.

Moody’s reported $6.4 million of interest and other non-operating expense, net for the second quarter of 2004 compared with $4.2 million for the same period of 2003. Interest expense was $5.8 million in each of the periods. Interest income was $1.1 million in

2004 compared to $0.3 million in 2003. Moody’s invested cash increased substantially year-to-year, but the rate of interest was lower in 2004 than in 2003. Foreign exchange (losses) gains were ($1.0) million in 2004 and $1.4 million in 2003. The year-over-year change was due to the depreciation of the U.S. dollar versus the Japanese Yen and the Euro.

Moody’s effective tax rate was 46.4% in the second quarter of 2004 compared to 41.5% in the second quarter of 2003. The 2004 effective tax rate included the impact of a $10.0 million charge related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from The Dun & Bradstreet Corporation in October 2000 (see Contingencies – Legacy Tax Matters, below).

Net income was $103.5 million for the second quarter of 2004, an increase of $2.6 million or 2.6% from $100.9 million for the same period of 2003. Basic and diluted earnings per share for the second quarter of 2004 were $0.70 and $0.68, respectively, compared to basic and diluted earnings per share of $0.68 and $0.66, respectively, for the second quarter of 2003. Moody’s net income and earnings per share in the second quarter of 2004 included the impact of the legacy tax provision of $10.0 million.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the second quarter of 2004 was $325.3 million, up $38.8 million or 13.5% from $286.5 million in the second quarter of 2003. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation accounted for approximately $4 million of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $131.8 million for the second quarter of 2004, an increase of $14.9 million or 12.7% from $116.9 million in the same period of 2003. Approximately $12 million of this increase was in the United States, principally reflecting strong growth in revenue from rating residential mortgage and home equity loan securities. In this sector, historically low interest rates and a strong housing market have continued to drive growth in mortgage lending and home equity loans and related securitizations. International structured finance revenue grew approximately $3 million year-to-year, with about one-half of the growth attributable to Europe. European revenue from the ratings of credit derivatives grew over 20% on increased volume. This growth was partially offset by slight declines in revenue in the commercial mortgage, residential mortgage and asset-backed sectors, due to lower issuance volumes. Foreign currency translation also contributed to international growth in structured finance revenue.

Corporate finance revenue was $78.4 million for the second quarter, up $6.8 million or 9.5% from $71.6 million in the second quarter of 2003. Revenue grew approximately $2 million in the United States, as a decline in revenue from rating corporate debt issues was more than offset by the impacts of price increases related to the Enhanced Analysis Initiative and other areas, as well as strong growth in revenue from syndicated bank loan ratings. In the U.S. corporate debt market, investment grade dollar issuance volume declined nearly 50% and high yield issuance declined over 30% versus the same quarter of 2003. Rising interest rates, a low stock of debt to be refinanced, and continued weak borrowing to fund business investment have resulted in a weak issuance environment in the United States. Growth outside the U.S. was approximately $5 million in the quarter, primarily in Europe. Revenue growth was achieved despite a decline in investment grade corporate bond issuance volumes, principally due to strong issuance and new rating relationships in the high yield sector. Price increases also contributed to global corporate finance revenue growth over the prior year period.

Revenue in the financial institutions and sovereign risk group was $51.8 million for the second quarter of 2004, an increase of $7.7 million or 17.5% from $44.1 million in 2003. In the U.S., revenue grew over $4 million compared to a relatively weak second quarter of 2003, principally reflecting strong issuance in the real estate sector and new relationships in the insurance sector. International revenue growth of approximately $3 million was spread across several regions, with Europe the largest contributor due to new rating relationships in the banking sector. Price increases also contributed to year-to-year growth in global financial institutions revenue.

Public finance revenue was $21.9 million for the second quarter of 2004, a decline of $1.9 million or 8.0% from $23.8 million for the same period in 2003. Dollar issuance in the municipal bond market declined approximately 14% versus 2003 due to higher interest rates and greater “pay-as-you go” financing available to municipalities in a strengthening economy. Refinancings represented 28% of total dollar issuance in the second quarter of 2004 versus 33% in the same period of 2003.

Research revenue of $41.4 million for the second quarter of 2004 was $11.3 million or 37.5% higher than the $30.1 million reported in the second quarter of 2003. Revenue grew by approximately $6 million in the U.S. and over $4 million in Europe. The strong performance reflected growth in licensing of Moody’s information to financial customers for internal use and redistribution, sales of new products to existing clients and new clients. Foreign currency translation also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $124.4 million for the second quarter of 2004, an increase of $15.5 million or 14.2% from $108.9 million in the second quarter of 2003. Compensation and benefits expense accounted for $11 million of expense growth, including $3.6 million related to the Company’s change in accounting for stock-based compensation discussed above. The growth also reflected compensation increases and staffing growth in many areas, including the specialist teams that support Moody’s Enhanced Analysis Initiative. Foreign currency translation contributed approximately $3 million to year-to-year growth in reported expenses. Depreciation and amortization expense was $4.5 million in 2004 versus $3.8 million in 2003.

Moody’s Investors Service operating income of $196.4 million for the second quarter of 2004 was up $22.6 million or 13.0% from $173.8 million in the second quarter of 2003. Foreign currency translation contributed approximately $1 million to year-to-year growth in operating income.

Moody’s KMV

Moody’s KMV revenue of $32.3 million for the second quarter of 2004 was up $6.1 million or 23.3% from $26.2 million for the same period in 2003. Approximately $4 million of the revenue growth related to subscriptions for MKMV’s credit risk assessment products, including CreditEdge™, RiskCalc™ and Portfolio Manger™. Strong sales of credit process software, a portion of which were expected later in the year, also contributed to year-to-year growth. By major geography, revenue grew approximately $2 million in the U.S and approximately $3 million in Europe.

MKMV’s operating, selling, general and administrative expenses were $25.0 million for the second quarter of 2004, an increase of $5.8 million or 30.2% from $19.2 million in the second quarter of 2003. The year-to-year growth was primarily due to an increase of approximately $4 million in compensation and related expenses. This reflected increased staffing to support the continued growth of the business as well as a $0.5 million increase related to the Company’s change in accounting for stock-based compensation discussed above. Depreciation and amortization expense was $4.2 million in 2004 versus $4.1 million in 2003.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

Total Company Results

Moody’s revenue for the first half of 2004 was $688.8 million, an increase of $97.9 million or 16.6% from $590.9 million for the first half of 2003. Moody’s achieved strong revenue growth in many business sectors including global structured finance, global corporate finance, global research and global financial institutions.

Revenue in the United States was $442.9 million for the first half of 2004, an increase of $56.7 million or 14.7% from $386.2 million in 2003. Structured finance contributed approximately $20 million of revenue growth, with strong performance in the U.S residential mortgage backed and home equity loan sector. Over $14 million of growth was contributed by corporate finance, reflecting price increases and strong growth in ratings of syndicated bank loans. U.S. financial institutions and U.S research contributed to growth as well.

Moody’s international revenue was $245.9 million in the first half, an increase of $41.2 million or 20.1% over $204.7 million in the first half of 2003. Ratings revenue growth of $24 million included over $10 million of growth in international structured finance, which was evenly split between Europe and other geographies. Research revenue growth of approximately $12 million was primarily in Europe. International corporate finance contributed to growth as well. In addition, foreign currency translation accounted for approximately $9 million of reported international revenue growth.

Operating, selling, general and administrative expenses were $289.4 million in the first half of 2004, an increase of $40.0 million or 16.0% from $249.4 million in the first half of 2003. Compensation and benefits expense increased by $32 million year-to-year, reflecting compensation increases as well as increased staffing in the specialist teams that support Moody’s Enhanced Analysis Initiative and at Moody’s KMV. Moody’s staffing at June 30, 2004, at approximately 2,400 employees, was 9% higher than the prior year. The year-to-year growth in compensation and benefits expense also reflected a $7.4 million increase in stock-based compensation expense. As more fully discussed in note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made as well as the effect of a higher share price on the value of the 2004 equity grants. In addition, foreign currency translation contributed approximately $8 million to year-to-year expense growth. Depreciation and amortization was $17.0 million and $15.7 million in the first half of 2004 and 2003, respectively.

First half operating income of $382.4 million rose $56.6 million or 17.4% from $325.8 million in the same period of 2003. Foreign currency translation contributed approximately $1 million to operating income growth. Moody’s operating margin for the first half of 2004 was 55.5% compared to 55.1% a year earlier.

Moody’s reported $11.4 million of interest and other non-operating expense, net for the first half of 2004 compared with $3.8 million of income for the same period of 2003. The 2003 amount included a gain of $13.6 million on an insurance recovery related to the September 11th tragedy, as discussed in note 11 to the condensed consolidated financial statements. Interest expense was $11.5 million in the first half of 2004 compared to $12.0 million in the 2003 period. The amounts in both periods included $11.4 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $2.2 million in 2004 compared to $0.5 million in 2003. Moody’s invested cash increased substantially year-to-year, but the rate of interest was lower in 2004 than in 2003. Foreign exchange (losses) gains were ($1.5) million in 2004 and $1.8 million in 2003. The year-over-year change was due to the depreciation of the U.S. dollar versus the British Pound Sterling and the Euro.

Moody’s effective tax rate was 44.2% in the first half of 2004 compared to 41.5% in the first half of 2003. The 2004 effective tax rate included the impact of a $10.0 million increase in reserves related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from The Dun & Bradstreet Corporation in October 2000 (see Contingencies – Legacy Tax Matters, below). This item accounted for a 270 basis point increase in the effective rate in 2004.

Net income was $207.0 million for the first half of 2004, an increase of $14.2 million or 7.4% from $192.8 million for the same period of 2003. Basic and diluted earnings per share for the first half of 2004 were $1.39 and $1.36, respectively, compared to basic and diluted earnings per share of $1.30 and $1.27, respectively, for the first half of 2003. Moody’s net income and earnings per share in the first half of 2004 included the impact of the legacy tax provision of $10.0 million, and the 2003 results included the impact of the $13.6 million gain on the insurance recovery, both as discussed above.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the first half of 2004 was $627.7 million, up $87.8 million or 16.3% from $539.9 million in the first half of 2003. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation contributed approximately $9 million to reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $244.8 million for the first half of 2004, an increase of $30.1 million or 14.0% from $214.7 million in the same period of 2003. Approximately $20 million of this increase was in the United States, primarily due to strong growth in ratings of residential mortgage and home equity loan securities. This sector contributed over $15 million of revenue growth, as low interest rates and a strong housing market drove growth in mortgage lending and home equity loans and related securitizations. Good growth was also achieved in revenue from ratings of collateralized debt obligations, where the number of issues was up 25% year to year. International structured finance revenue grew approximately $10 million, with about one-half of the growth attributable to Europe. In Europe, growth was achieved in many asset class sectors. Japan structured finance revenue increased nearly $4 million, benefiting from strong issuance and gains in Moody’s market share in the commercial and residential mortgage backed sectors. Foreign currency translation and price increases also contributed to year-to-year growth in global structured finance revenue.

Corporate finance revenue was $154.7 million in the first half of 2004, up $21.7 million or 16.3% from $133.0 million in the first half of 2003. Revenue grew by approximately $14 million in the United States, reflecting the impact of price increases related to the Enhanced Analysis Initiative and other areas, as well as strong growth in ratings of syndicated bank loans. These gains were partially offset by a decline in revenue related to public debt issuance, reflecting year-to-year declines in both investment grade and high yield issuance. Internationally, European corporate finance contributed nearly half the $8 million of revenue growth, due primarily to new rating relationships and good growth in high yield issuance.

Revenue in the financial institutions and sovereign risk group was $104.3 million for the first half of 2004, an increase of $14.5 million or 16.1% from $89.8 million in the 2003 period. In the U.S., revenue grew approximately $8 million, principally reflecting refinancings in the real estate and insurance sectors and strong issuance in the banking sector. International revenue increased approximately $6 million, primarily in Europe, where issuance volumes have been robust versus the first half of 2003. Price increases also contributed to global financial institutions revenue growth over the prior year period.

Public finance revenue was $42.0 million for the first half of 2004, a decrease of $1.6 million or 3.7% from $43.6 million for the same period in 2003. Dollar issuance in the municipal bond market decreased 9% versus 2003, due to higher interest rates and greater “pay-as-you go” financing available to municipalities in a strengthening economy. Refinancings represented 27% of total dollar issuance in the first half of 2004 versus 34% in the same period of 2003.

Research revenue of $81.9 million for the first half of 2004 was $23.1 million or 39.3% higher than the $58.8 million reported in the first half of 2003. Revenue grew by approximately $11 million in the U.S. and nearly $9 million in Europe. The strong performance reflected growth in licensing of Moody’s information to financial customers for internal use and redistribution, sales of new products to existing clients and new clients. Foreign currency translation also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $239.8 million for the first half of 2004, an increase of $31.9 million or 15.3% from $207.9 million in the first half of 2003. Compensation and benefits expense accounted for $25 million of the expense growth. The year-to-year expense increase in compensation and benefits included $6.4 million related to the Company’s change in accounting for stock-based compensation discussed above. It also reflected compensation increases and staffing growth in many areas, including the specialist teams that support Moody’s Enhanced Analysis Initiative. Foreign currency translation contributed approximately $7 million to year-to-year growth in reported expenses. Depreciation and amortization expense was $8.5 million in 2004 versus $7.5 million in 2003.

Moody’s Investors Service operating income of $379.4 million for the first half of 2004 was up $54.9 million or 16.9% from $324.5 million in the first half of 2003. Foreign currency translation contributed approximately $2 million to operating income.

Moody’s KMV

Moody’s KMV revenue of $61.1 million for the first half of 2004 was up $10.1 million or 19.8% from $51.0 million for the same period in 2003. Approximately $7 million of MKMV’s global revenue growth related to subscriptions for its credit risk assessment products, including CreditEdge™, RiskCalc™ and Portfolio Manger™. Credit decisioning software accounted for over $2 million of growth. By major region, revenue grew by approximately $5 million in the U.S and approximately $4 million in Europe.

MKMV’s operating, selling, general and administrative expenses were $49.6 million for the first half of 2004, an increase of $8.1 million or 19.5% from $41.5 million in the first half of 2003. The year-to-year increase primarily reflected growth of approximately $7 million in compensation and related expenses. This reflected increased staffing to support the continued growth of the business as well as a $1.0 million increase related to the Company’s change in accounting for stock-based compensation discussed above. Foreign currency translation contributed approximately $1 million to year-to-year growth in reported expenses. Depreciation and amortization expense was $8.5 million in 2004 versus $8.2 million in 2003.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $229.5 million and $179.7 million for the six months ended June 30, 2004 and 2003, respectively.

Moody’s net cash provided by operating activities in 2004 increased by $49.8 million compared with 2003. Growth in net income accounted for $14.2 million of the year-to-year increase, and higher tax benefits from the exercise of stock options contributed $12.5 million of growth. Net income in 2004 included the $10 million non-cash legacy tax provision referred to above. In addition, Moody’s incremental investment in accounts receivable was $25.1 million in the first half of 2004 versus $58.9 million in 2003. These favorable year-to-year impacts were partially offset by higher income tax payments of $22 million in the period due to timing.

In addition to these cash flow impacts, the $10 million legacy tax provision referred to above was reflected in Moody’s financial statements through adjustments to current and non-current reserves and deferred tax assets that are described in this Management’s Discussion and Analysis under “Contingencies”.

Net cash used in investing activities was $14.5 million for the six months ended June 30, 2004 compared with $7.7 million for the same period of 2003. In each period, this spending mainly related to the purchase of property and equipment and the capitalization of development costs for MKMV’s software products. The aggregate spending for these two categories was $11.4 million in the first half of 2004 and $8.8 million in the 2003 period. Cash paid for or acquired in investments in affiliates accounted for the remainder of each period’s amount.

Net cash used in financing activities was $152.0 million for the six months ended June 30, 2004 compared to $134.2 million for the six months ended June 30, 2003. The year-to-year variance primarily reflected higher spending for repurchases of the Company’s stock ($186.2 million in 2004 versus $50.5 million in 2003), partially offset by higher proceeds from stock plans ($57.2 million in 2004 versus $37.3 million in 2003). In addition, the Company made net repayments of bank borrowings of $107.1 million in the first half of 2003 versus no such spending in the 2004 period. Dividends paid in the first half of 2004 and 2003 were $22.4 million and $13.3 million, respectively. The increase in 2004 reflects a dividend of $0.075 per share in 2004 versus $0.045 per share in 2003.

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

The Company currently intends to use the majority of its net cash provided by operating activities to continue its share repurchase program. The Company also currently intends to use a portion of its cash to pay a quarterly dividend, which the Board of Directors raised from $0.045 per share to $0.075 per share in December 2003. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays, including during 2004, to pay to New D&B its share of potential liabilities related to the legacy tax and legal contingencies that are discussed in this Management’s Discussion and Analysis under “Contingencies”. These potential cash outlays could be material and might affect liquidity requirements and could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness

At June 30, 2004 and 2003, the Company had outstanding long-term financing of $300 million and a bank revolving credit facility with no borrowings outstanding at June 30, 2004 or 2003.

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

The revolving credit facility (the “Facility”) consists of an $80 million 5-year facility that expires in September 2005 and an $80 million 364-day facility that expires in September 2004. Interest on borrowings under the 5-year facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 18 basis points to 50 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At June 30, 2004, such premium was 18 basis points. Interest on borrowings under the 364-day facility is payable at rates that are based on LIBOR plus a premium of 30.5 basis points. The Company also pays annual facility fees, regardless of borrowing activity under the Facility. The annual fees for the 5-year facility can range from 7 basis points of the facility amount to 12.5 basis points, depending on the Company’s Earnings Coverage Ratio, and were 7 basis points at June 30, 2004. The annual fees for the 364-day facility are 7 basis points. Under each facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under such facility exceeds 33% of the facility amount. Interest paid under the Facility for the three and six months ended June 30, 2003 was $0.2 million and $0.6 million, respectively. No interest was paid under the Facility for the three and six months ended June 30, 2004 as no borrowings were outstanding during those periods.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales and sale-leaseback transactions or to incur liens. The Notes and the Facility also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the Agreements, of not less than 3 to 1, and an Earnings Coverage Ratio, as defined in the Agreements, of not more than 4 to 1. At June 30, 2004, the Company was in compliance with such covenants. If an event of default were to occur (as defined in the Agreements) and was not remedied by the Company within the stipulated timeframe, an acceleration of the Notes and restrictions on the use of the Facility could occur.

Off-Balance Sheet Arrangements

At June 30, 2004 Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities, which would have been established for the purpose of facilitating off-

balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

As of June 30, 2004, there have not been any material changes in Moody’s contractual obligations as presented in its annual report on Form 10-K for the year ended December 31, 2003.

Dividends

On July 9, 2004, the Board of Directors of the Company approved a quarterly dividend of 7.5 cents per share of Moody’s common stock, payable on September 10, 2004 to shareholders of record at the close of business on August 20, 2004.

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

In the U.S., Moody’s expects low single-digit revenue growth for the ratings and research business for the full year 2004. The Federal Reserve has implemented the first of what is expected to be a series of increases to its target interest rate. Yields on benchmark instruments, such as 10-year U.S. treasuries, have increased in anticipation of further rate increases by the Federal Reserve. The Company expects that higher borrowing costs, combined with high business profits from current production, which reduce the need for corporations to fund business investment with debt, will continue to result in weak U.S. investment grade corporate issuance. Issuance in the high yield market, though still strong, has slowed from the very strong levels of the second half of 2003 and the first quarter of 2004. For the full year 2004, Moody’s expects U.S. corporate finance and financial institutions revenue to grow modestly versus 2003, including the benefits of new products, particularly the Enhanced Analysis Initiative.

In the U.S. structured finance market, revenue from rating residential mortgage and home equity securities has been stronger than last year and than the Company anticipated at the start of the year due to both volume and gains in Moody’s ratings coverage. However, mortgage re-financings and originations have slowed recently in response to rising interest rates and the Company expects revenue to slow in the second half of the year, which should result in a modest decline in full-year 2004 revenue in this business compared with 2003. Moody’s expects credit card and vehicle securitization issuance in 2004 to be similar to that of 2003, which anticipates issuance increasing somewhat in the second half of the year compared with the first. Asset-backed commercial paper should continue to show weakness, but the Company expects good growth in commercial mortgage-backed securities and credit derivatives. Accordingly, for the full year Moody’s expects single-digit percent revenue growth in U.S. structured finance.

In U.S. public finance, the Company continues to expect a year-to-year revenue decline, and are forecasting continued strong growth in the research business.

Outside the U.S. Moody’s continues to expect low double-digit percent revenue growth in the combined corporate and financial institutions ratings businesses. The Company is also projecting high teens percent year-over-year revenue growth for international structured finance ratings due to good revenue increases from rating European credit derivatives, European and Japanese residential and commercial mortgage-backed securities and Japanese asset-backed securities. Moody’s also expects the strong growth in international research revenue in the first half to continue. These expectations, which include favorable foreign currency impacts, should produce high teens percent international ratings and research revenue growth in 2004. Finally, the Company expects low-teens percent revenue growth at Moody’s KMV on a global basis.

Moody’s expenses for 2004 will likely reflect continued investment in the Enhanced Analysis Initiative and technology to support the growing research business, and continued hiring to support growth areas of the business. Moody’s expects the operating margin to be approximately 100 basis points lower in 2004 compared with 2003. This reflects the investments being made and the faster growth of the lower margin MKMV business for the rest of the year as well as the impact of higher stock-based compensation expense in 2004 compared with 2003.

Overall for 2004, Moody’s expects that year-over-year growth in revenue will be in the high single-digit percent range and that growth in diluted earnings per share will be in the mid single-digit to high single-digit percent range. Reported earnings per share includes the impacts of the insurance gain in 2003, the legacy tax exposures in 2003 and 2004, and the impact of expensing stock-based compensation in both years. The impact of expensing stock-based compensation is expected to be in the range of $25 million pre-tax in 2004, equivalent to $0.10 - $0.11 per diluted share, compared to $10.5 million, or $0.04 per diluted share, in 2003.

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

In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in note 1 to the condensed consolidated financial statements.

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”),

AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties.

In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation, A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of The Dun & Bradstreet Corporation.

The amended complaint alleges various violations of United States antitrust laws under Sections 1 and 2 of the Sherman Act. The amended complaint also alleges a claim of tortious interference with a contract and a claim of tortious interference with a prospective business relationship. These claims relate to the acquisition by defendants of Survey Research Group Limited (“SRG”). IRI alleged SRG violated an alleged agreement with IRI when it agreed to be acquired by defendants and that defendants induced SRG to breach that agreement.

IRI’s antitrust claims allege that defendants developed and implemented a plan to undermine IRI’s ability to compete within the United States and foreign markets in North America, Latin America, Asia, Europe and Australia/New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.

IRI’s amended complaint originally alleged damages in excess of $350 million, which IRI asked to be trebled under antitrust laws. IRI has since revised its allegation of damages to exceed $650 million, which IRI also asked to be trebled. IRI has filed with the court the report of its expert who has opined that IRI suffered damages of between $581.6 million and $651.7 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount.

In April 2003, the court denied a motion for partial summary judgment by defendants that sought to dismiss certain of IRI’s claims and granted in part a motion by IRI seeking reconsideration of certain summary judgment rulings the Court had previously made in favor of defendants. The motion granted by the Court concerns IRI’s claims of injuries from defendants’ alleged conduct in certain foreign markets.

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery is scheduled to end on November 1, 2004, and trial is scheduled to begin on April 18, 2005.

On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claims that defendants tortiously interfered with the SRG acquisition. The Company believes that the dismissal of the tortious interference claims also precludes any claim for punitive damages.

In connection with the 1996 Distribution, NMR (then known as Cognizant Corporation), ACNielsen and Donnelley (then known as The Dun & Bradstreet Corporation) entered into an Indemnity and Joint Defense Agreement (the “Original Indemnity and Joint Defense Agreement”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

•	conduct a joint defense of such action.

In particular, the Original Indemnity and Joint Defense Agreement provided that:

•	ACNielsen would assume exclusive liability for IRI Liabilities up to a maximum amount to be calculated at such time as such liabilities became payable as a result of a final non-appealable judgment or any settlement permitted under the Original Indemnity and Joint Defense Agreement (the “ACN Maximum Amount”); and

•	Donnelley and NMR would share liability equally for any amounts in excess of the ACN Maximum Amount.

The Original Indemnity and Joint Defense Agreement also provided that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then NMR and Donnelley shall obtain the bond required for the appeal, and each shall pay 50% of the costs of such bond, if any, which cost will be added to IRI Liabilities.

In 2001, ACNielsen was acquired by VNU N.V., which assumed ACNielsen’s obligations under the Original Indemnity and Joint Defense Agreement. Pursuant to the Original Indemnity and Joint Defense Agreement, VNU N.V. was to be included with ACNielsen for purposes of determining the ACN Maximum Amount.

In connection with the 1998 Distribution, Old D&B and Donnelley (then known as The Dun & Bradstreet Corporation) entered into an agreement (the “1998 Distribution Agreement”) whereby Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities. Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution Agreement, including any liabilities arising under the Original Indemnity and Joint Defense Agreement, and any liabilities arising from the IRI action itself. However, as between New D&B and Moody’s, it was agreed that under the 2000 Distribution, each of New D&B and Moody’s will be responsible for 50% of any payments required to be made to or on behalf of Donnelley with respect to the IRI action under the terms of the 1998 Distribution Agreement, including legal fees or expenses related to the IRI action.

On July 30, 2004, the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended Indemnity and Joint Defense Agreement”).

Pursuant to the Amended Indemnity and Joint Defense Agreement, any and all IRI Liabilities incurred by Donnelley, Moody’s, New D&B or IMS Health relating to a judgment (even if not final) or any settlement entered into in the IRI action will be jointly and severally assumed, and fully discharged, exclusively by the VNU Parties. Under the Amended Indemnity and Joint Defense Agreement, the VNU Parties have agreed to, jointly and severally, indemnify Donnelley, Moody’s, New D&B and IMS Health from and against all IRI Liabilities to which they become subject. As a result, the concept of “ACN Maximum Amount” which used to cap ACNielsen’s liability for the IRI Liabilities no longer exists and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended Indemnity and Joint Defense Agreement.

In addition, the Amended Indemnity and Joint Defense Agreement provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

In connection with entering into the Amended Indemnity and Joint Defense Agreement, Donnelley, Moody’s, New D&B and IMS Health agreed to amend certain covenants of the Original Indemnity and Joint Defense Agreement to provide operational flexibility for ACNielsen going forward. In addition, the Amended Indemnity and Joint Defense Agreement includes certain amendments to the covenants of ACNielsen (which, under the Amended Indemnity and Joint Defense Agreement, are now also applicable to ACN (US)), which are designed to preserve such parties’ claims-paying ability and protect Donnelley, Moody’s, New D&B and IMS Health. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended Indemnity and Joint Defense Agreement comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended Indemnity and Joint Defense Agreement. VNU N.V. has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended Indemnity and Joint Defense Agreement.

As described above, the VNU Parties have assumed exclusive responsibility for the payment of all IRI Liabilities. Provided that the VNU Parties are able to fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, and that they ultimately do fulfill such obligations, Moody’s believes that the resolution of the IRI action should not materially affect the Company’s financial position, results of operations, or cash flows.

However, because liability for violations of the antitrust laws is joint and several and because the rights and obligations relating to the Amended Indemnity and Joint Defense Agreement are based on contractual relationships, the failure of the VNU Parties to fulfill their obligations under the Amended Indemnity and Joint Defense Agreement could result in the other parties bearing all or a portion of the IRI Liabilities. Joint and several liability for the IRI action means that even where more than one defendant is determined to have been responsible for an alleged wrongdoing, the plaintiff can collect all or part of the judgment from just one of the defendants. This is true regardless of whatever contractual allocation of responsibility the defendants and any other indemnifying parties may have made, including the allocations described above between the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health.

Accordingly, and as a result of the allocations of liability described above, in the event the VNU Parties default on their obligations under the Amended Indemnity and Joint Defense Agreement, each of Moody’s and New D&B will be responsible for the payment of 50% of the portion of any judgment or settlement ultimately paid by Donnelley (which is a defendant in the IRI action), which can be as high as all the IRI Liabilities.

The Company is unable to predict at this time the outcome of the IRI action, the financial condition of any of the VNU parties or the other defendants at the time of any such outcome, or whether the VNU Parties or the other defendants will fulfill their obligations under the Amended Indemnity and Joint Defense Agreement or other related contractual agreements. Hence, the Company cannot estimate such parties’ ability to pay the IRI Liabilities pursuant to the Amended Indemnity and Joint Defense Agreement or the amount of the judgment or settlement in the IRI action. Accordingly, no amount in respect of this matter has been accrued in the Company’s consolidated financial statements. As discussed above, provided that the VNU Parties ultimately fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, Moody’s believes that the resolution of the IRI action should not materially affect the Company’s financial position, results of operations, or cash flows. If, however, IRI were to prevail in whole or in part in this action and Moody’s is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

Legacy Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable IRS rulings on certain tax matters as described in such agreements (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities, also as described in such agreements, after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.

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

Royalty Expense Deductions

During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 (the “Royalty Report”). In the first quarter of 2004, New D&B received a similar Examination Report (the “Second Royalty Report”) relating to the first quarter of 1997.

During the second quarter of 2003, New D&B also received an Examination Report from the IRS stating its intention to ignore the partnership structure that had been established in 1993 in connection with the above transaction, and to reallocate to Old D&B income and expense items that had been reported in the partnership tax return for 1996 (the “Reallocation Report”). New D&B also received a similar Examination Report (the “Second Reallocation Report”) issued to the partnership with respect to the first quarter of 1997.

In June 2004, New D&B and the IRS conducted a mediation of these issues. As a result of the mediation, New D&B and the IRS reached a basis for settlement with regard to the Royalty Report for 1995 and 1996 and the Reallocation Report. In addition, New D&B and the IRS reached a basis for settlement of certain tax refund claims made by Old D&B related to 1995 and 1996. Moody’s estimates that its share of the cost of this tentative settlement will be approximately $31 million, reflecting anticipated cash payments of approximately $24 million and the write-off of approximately $7 million of deferred tax assets related to tax refund claims. The tentative settlement will not be finalized until a formal agreement is executed, which is expected to be during the second half of 2004, and it is possible that Moody’s share of the related cost could differ from the Company’s current estimate.

The mediation settlement did not resolve either the Second Royalty Report or the Second Reallocation Report. New D&B disagrees with the positions taken by the IRS in these reports and previously had filed a protest with the IRS Appeals Office. If the IRS Appeals Office were to uphold these reports, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the assessment would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s believes that the positions taken by the IRS in the Second Royalty Report and Second Reallocation Report are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to $2 million (including penalties and interest, and net of tax benefits).

During the mediation, the IRS claimed that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS and plans to file a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund claims; or (2) challenge the IRS claim in U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of deferred tax assets related to these tax refund claims could be up to $9 million.

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and could result in amortization expense deductions on the tax returns of Old D&B and New D&B from 1997 through 2012.

In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action.

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $94 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the second paragraph. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS could be up to $127 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

New D&B has filed protests with the IRS Appeals Office regarding the April Examination Reports.

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

On May 12, 2000, an amended tax return was filed by Old D&B for the 1989 and 1990 tax years, which reflected $561.6 million of tax and interest due. Old D&B paid the IRS approximately $349.3 million of this amount on May 12, 2000; 50% of such payment was allocated to Moody’s and had previously been accrued by the Company. IMS Health informed Old D&B that it paid to the IRS approximately $212.3 million on May 17, 2000. The payments were made to the IRS to stop further interest from accruing, and on September 20, 2000, Old D&B filed a petition for a refund in the U.S. District Court.

Pre-trial proceedings on this matter have been ongoing, and in July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter. Moody’s estimates that its share of the cost of this tentative settlement will be $12 million, reflecting anticipated cash payments of $2 million and the write-off of deferred tax assets of $10 million. The tentative settlement will not be finalized until a formal agreement is executed, which is expected to be during the second half of 2004, and it is possible that Moody’s share of the related cost could differ from the Company’s current estimate.

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

In the second quarter of 2004, the Company made adjustments to legacy tax reserves and deferred tax assets to reflect its current estimates of the probable exposures on these matters and the manner in which it expects the exposures to be resolved. These adjustments consisted of: (1) $26 million of write-offs and valuation allowances related to deferred tax assets; and (2) a $16 million reduction in legacy tax reserves, to $112 million at June 30, 2004. As a result of these adjustments, Moody’s recorded an expense of $10 million, which is included in the Company’s income tax provision, in the second quarter of 2004. The $112 million of legacy tax reserves at June 30, 2004 consist of approximately $26 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made in the second half of 2004) and $86 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $275 million and could increase with time as described above.

Regulation

Moody’s Investors Service voluntarily registers as an investment adviser under the Investment Advisers Act of 1940, as amended. Moody’s has also been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the Securities and Exchange Commission (“SEC”). The SEC first applied the NRSRO designation in 1975 to agencies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (in certain mortgage-related legislation), the SEC (in its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.

Over the past two years, U.S. regulatory and congressional authorities have questioned the suitability of employing ratings in federal securities laws; and if so, the potential need for altering the regulatory framework under which rating agencies operate. Pursuant to a mandate by the Sarbanes-Oxley Act of 2002 and a series of reports issued by the Congress and the SEC on the rating agency industry, on June 4, 2003 the SEC published a Concept Release requesting comment on the following three broad themes:

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

Moody’s is subject to regulation in certain non-U.S. jurisdictions in which it operates; some regulatory actions outside the United States are noted below:

First, as a consequence of the 2003 French Securities Law, Loi de Sécurité Financiére (the "LSF”), rating agencies operating in France are subject to a document retention obligation. Moreover, the newly formed French regulatory authority, L’Autorité des Marchés Financiers (“AMF”), will be required to publish an annual report on: the role of rating agencies; their business ethics, and the transparency of their methods; and, the impact of their activity on issuers and the financial markets. On June 30, 2004 Moody’s submitted responses to a series of questions posed by the AMF in accordance with its mandate under the new law. The AMF has not yet released its first report on the rating agency industry.

Second, in February 2004 the European Parliament (“Parliament”) adopted resolutions regarding rating agencies in Europe pursuant to an internal study and report. The resolutions call on the European Commission (“Commission”) to conduct an analysis for registration of rating agencies in Europe, and possible registration criteria. The resolutions further ask the Commission and certain other European authorities to make specific recommendations by July 31, 2005 in light of any further developments or conclusions reached by the Financial Services Forum, the International Organization of Securities Commissions (“IOSCO”), and the U.S. SEC. As a result of the Parliamentary resolutions, in July 2004 the Commission mandated the Committee of European Securities Regulators (“CESR”) to look at the rating agency industry and provide the Commission with advice by April 1, 2005 on the following four general areas:

•	potential conflicts of interest within rating agencies, such as between advisory services and direct rating activities;

•	transparency of rating agencies’ methodologies;

•	legal treatment of rating agencies’ access to inside information; and

•	concerns about possible lack of competition in the market for provision of credit ratings.

The CESR may look to such other areas of inquiry that it may deem to be necessary. In formulating its response to the Parliament, the Commission may reject the CESR’s advice or alternatively adopt it in whole or in part. Moody’s is presently not in a position to assess the outcome of the European assessment process.

Finally, in February 2004, the Technical Committee of IOSCO announced that it would develop, with the contribution of the credit rating agencies, a code of conduct for credit rating agencies. The proposed IOSCO code has not yet been made public, but a draft code is expected to be circulated for public comment by the end of August 2004. Moody’s is not yet in a position to assess the outcome or the impact of such a code of conduct.

The Basel Committee on Banking Supervision has completed its work on a new capital adequacy framework (“Basel II”) to replace its initial framework proposed in 1988. Under Basel II, ratings assigned by a credit rating agency would be an alternative available to banks to determine the risk weights for many of their credit exposures. The Basel Committee’s new capital adequacy framework would institutionalize ratings of certain credit rating agencies as an alternative in the credit measurement processes of internationally active financial institutions and subject rating agencies to a broader range of oversight. It is anticipated that Basel II will be implemented by national regulatory authorities by January 2007. At this time Moody’s cannot predict the long term impact of Basel II on the manner in which Moody’s conducts its business. However, Moody’s does not believe that Basel II will materially affect Moody’s Investors Service’s financial position or results of operations.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for Moody’s business and operations that involve a number of risks and uncertainties. Those statements appear in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing at page 21 of this quarterly report on Form 10-Q and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and other words relating to Moody’s views on future events, trends and contingencies. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and in other filings made by the Company from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk from December 31, 2003 to June 30, 2004. For a discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

In addition, there were no significant changes in the internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting during the period covered by this report.

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

The discussion of the litigation under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”, commencing at page 30 of this report on Form 10-Q, is incorporated into this Item 1 by reference.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

MOODY’S PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Program	Program (1)
April 1-30	—	—	—	$138.4 million
May 1-31	1,949,200	$63.92	1,949,200	$613.8 million
June 1-30	478,300	$64.99	478,300	$582.8 million

Total	2,427,500		2,427,500

(1)	As of the last day of the month. On May 24, 2004, the Company announced that its Board of Directors had authorized an additional $600 million share repurchase program, which includes both special share repurchases and systematic share repurchases to offset shares issued under Moody’s stock-based compensation plans. There is no established expiration date of this authorization. During June 2004, the Company completed its previous $450 million program, which had been authorized by its Board of Directors in October 2002.

The share repurchases during the second quarter of 2004 offset 0.5 million shares issued under employee stock plans during the period. Since becoming a public company in September 2000 and through the second quarter of 2004, Moody’s has repurchased 25.9 million shares at a total cost of $1.1 billion, including 11.3 million shares to offset issuances under employee stock plans.

Item 4. Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

3.	ARTICLES OF INCORPORATION AND BY-LAWS

1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

10.	MATERIAL CONTRACTS

1*	Amended and Restated Indemnity and Joint Defense Agreement, dated as of July 30, 2004, among VNU, N.V., VNU, Inc., ACNielsen Corporation, AC Nielsen (US), Inc., Nielsen Media Research, Inc. (formerly, Cognizant Corporation), R.H. Donnelley Corporation (formerly, The Dun & Bradstreet Corporation), The Dun & Bradstreet Corporation, Moody’s Corporation and IMS Health Incorporated.

31.	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

* Filed herewith.

(b) Reports on Form 8-K:

The Company furnished its first quarter earnings press release in a Current Report on Form 8-K on April 28, 2004, on which information was reported under Items 9 and 12.

The Company furnished its second quarter earnings press release in a Current Report on Form 8-K on July 28, 2004, on which information was reported under Items 9 and 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

Date: August 9, 2004	By: /s/ JEANNE M. DERING

Jeanne M. Dering
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)