Form 10-Q
period 2004-09-30
MOODYS CORP /DE/
filed 2004-11-03
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Class	at September 30, 2004
Common Stock, par value $0.01 per share	147.9 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2004 and 2003	3
Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2004 and December 31, 2003	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	36
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6. Exhibits	38
SIGNATURE	39
Exhibits
31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	40
31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	41
32.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	42
32.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	43
EX-10.1: AMENDED AND RESTATED 2001 KEY EMPLOYEES' STOCK INCENTIVE PLAN
EX-10.2: FORM OF EMPLOYEE NON-QUALIFIED STOCK OPTION PLAN
EX-10.3: FORM OF NON-EMPLOYEE DIRECTOR RESTSRICTED STOCK GRANT AGREEMENT
EX-10.4: COVERED EMPLOYEE CASH INCENTIVE PLAN
EX-10.5: DESCRIPTION OF BONUS TERMS
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$357.9	$305.0	$1,046.7	$895.9
Expenses
Operating, selling, general and administrative	151.8	135.7	441.2	385.1
Depreciation and amortization	8.3	8.1	25.3	23.8

Total expenses	160.1	143.8	466.5	408.9

Operating income	197.8	161.2	580.2	487.0

Interest and other non-operating expense, net	(3.5)	(7.4)	(14.9)	(3.6)

Income before provision for income taxes	194.3	153.8	565.3	483.4
Provision for income taxes	98.8	68.2	262.8	205.0

Net income	$95.5	$85.6	$302.5	$278.4

Earnings per share
Basic	$0.65	$0.57	$2.04	$1.87

Diluted	$0.63	$0.56	$2.00	$1.83

Weighted average shares outstanding
Basic	147.6	149.4	148.5	148.8

Diluted	150.7	152.9	151.5	152.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$451.0	$269.1
Accounts receivable, net of allowances of $13.2 in 2004 and $15.9 in 2003	285.5	270.3
Other current assets	53.0	40.5

Total current assets	789.5	579.9
Property and equipment, net	44.2	46.8
Prepaid pension costs	59.8	60.2
Goodwill	127.5	126.4
Intangible assets, net	72.4	77.4
Other assets	40.6	61.6

Total assets	$1,134.0	$952.3

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$236.6	$228.4
Deferred revenue	234.0	214.6

Total current liabilities	470.6	443.0
Non-current portion of deferred revenue	50.2	41.1
Notes payable	300.3	300.0
Other liabilities	165.4	200.3

Total liabilities	986.5	984.4

Contingencies (Note 8)
Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 400,000,000 shares authorized; 171,451,136 shares issued at September 30, 2004 and December 31, 2003	1.7	1.7
Capital surplus	121.9	76.4
Retained earnings	827.9	558.9
Treasury stock, at cost; 23,523,214 and 22,779,500 shares of common stock at September 30, 2004 and December 31, 2003, respectively	(811.1)	(677.2)
Other comprehensive income	7.1	8.1

Total shareholders’ equity (deficit)	147.5	(32.1)

Total liabilities and shareholders’ equity (deficit)	$1,134.0	$952.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(AMOUNTS IN MILLIONS)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$302.5	$278.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	25.3	23.8
Stock-based compensation expense	19.1	8.0
Tax benefits from exercise of stock options	36.7	23.2
Other	0.1	0.2
Changes in assets and liabilities:
Accounts receivable	(14.8)	(29.5)
Other current assets	(12.0)	(3.4)
Prepaid pension costs	0.4	(0.7)
Other assets	21.6	(0.6)
Accounts payable and accrued liabilities	5.3	(3.4)
Deferred revenue	28.6	23.2
Other liabilities	(34.5)	12.8

Net cash provided by operating activities	378.3	332.0

Cash flows from investing activities
Capital additions	(14.5)	(12.7)
(Net cash used) acquired in connection with investments in affiliates	(3.5)	1.1

Net cash used in investing activities	(18.0)	(11.6)

Cash flows from financing activities
Net repayments of bank borrowings	—	(107.1)
Proceeds from stock plans	76.8	58.3
Cost of treasury shares repurchased	(221.3)	(114.5)
Payment of dividends	(33.4)	(20.1)
Payments under capital lease obligations	(0.9)	(0.9)

Net cash used in financing activities	(178.8)	(184.3)

Effect of exchange rate changes on cash and cash equivalents	0.4	3.9

Increase in cash and cash equivalents	181.9	140.0
Cash and cash equivalents, beginning of the period	269.1	39.9

Cash and cash equivalents, end of the period	$451.0	$179.9

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

The condensed consolidated statements of operations include compensation expense in the following amounts, related to restricted stock and related to stock options granted and stock issued under the employee stock purchase plan since January 1, 2003 for the three months ended September 30, 2004 and 2003, $6.7 million and $3.0 million, respectively; and for the nine months ended September 30, 2004 and 2003, $19.1 million and $8.0 million, respectively. In addition, the 2004 and 2003 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Net income:
As reported	$95.5	$85.6	$302.5	$278.4
Add: Stock-based compensation expense included in reported net income, net of tax	4.0	1.8	11.5	4.9
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(7.3)	(5.0)	(21.2)	(15.5)

Pro forma net income	$92.2	$82.4	$292.8	$267.8

Basic earnings per share:
As reported	$0.65	$0.57	$2.04	$1.87
Pro forma	$0.63	$0.55	$1.98	$1.80
Diluted earnings per share:
As reported	$0.63	$0.56	$2.00	$1.83
Pro forma	$0.62	$0.55	$1.96	$1.79

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0.46%	0.41%	0.46%	0.41%
Expected stock volatility	30%	30%	30%	30%
Risk-free interest rate	3.74%	2.48%	3.23%	3.03%
Expected holding period	5 yrs	5 yrs	5 yrs	5 yrs

The estimated weighted average fair value of Moody’s options granted was $20.92 and $15.38, respectively, for the three months ended September 30, 2004 and 2003 and $19.98 and $13.02, respectively, for the nine months ended September 30, 2004 and 2003.

At the Distribution Date, all unexercised Old D&B stock options were converted into separately exercisable options of Moody’s and New D&B. The distribution agreement relating to the 2000 Distribution (the “2000 Distribution Agreement”) provided that, for subsequent exercises of those options, the issuer of the stock rather than the employer would be entitled to the related tax deduction. Accordingly, since the Distribution Date and through the filing of its income tax returns for 2002, Moody’s has claimed tax deductions when employees of New D&B have exercised Moody’s stock options.

Effective with its recently filed 2003 tax returns, Moody’s has changed its tax deductions to conform to an IRS ruling, which clarified that the employer should take the tax deduction for option exercises rather than the issuer. The Distribution Agreement entitles Moody’s to reimbursement from New D&B for the resulting loss of the issuer-based tax deductions. Accordingly, Moody’s has reflected a receivable from New D&B within other current assets in the condensed consolidated balance sheet in the amount of $21.7 million at September 30, 2004, consisting of $10.8 million related to the nine months ended September 30, 2004 and $10.9 million related to the year ended December 31, 2003. This accounting had no impact on the results of operations.

The condensed consolidated balance sheet and statement of cash flows as of and for the year ended December 31, 2003 have been reclassified to reflect the above treatment.

3. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in millions)
Weighted average number of shares — Basic	147.6	149.4	148.5	148.8
Dilutive effect of shares issuable under stock-based compensation plans	3.1	3.5	3.0	3.2

Weighted average number of shares — Diluted	150.7	152.9	151.5	152.0

Options to purchase 5.6 million common shares in each of the 2004 periods shown above, and 3.5 million common shares in each of the 2003 periods, were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

4. ACQUISITIONS

Korea Investors Service

In August 1998, the Company made a 10% cost-basis investment in Korea Investors Service (“KIS”), a Korean rating agency. In December 2001, the Company entered into a definitive agreement to increase its investment to just over 50%, at a cost of $9.6 million with a contingent payment of up to 6.9 billion Korean Won (approximately $6.0 million as of September 30, 2004) in 2005, based on KIS net income for the three-year period ended December 31, 2004. The Company currently estimates that this payment will be approximately $3 million, and will be made in the first quarter of 2005.

In March 2004, KIS increased its ownership in an equity-basis investment to just over 50%, at a cost of 0.6 billion Korean Won, net of cash acquired (approximately $0.6 million). As a result, starting in March 2004 this entity is being consolidated in Moody’s financial statements and $0.7 million of goodwill was recorded related to this entity.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated (in millions):

	Nine Months Ended			Year Ended
	September 30, 2004			December 31, 2003
	Moody's	Moody's		Moody's	Moody's
	Investors Service	KMV	Consolidated	Investors Service	KMV	Consolidated
Beginning balance	$2.3	$124.1	$126.4	$2.3	$124.0	$126.3
Net change from acquisitions	1.1	—	1.1	—	—	—
Other	—	—	—	—	0.1	0.1

Ending balance	$3.4	$124.1	$127.5	$2.3	$124.1	$126.4

The following table summarizes intangible assets subject to amortization at the dates indicated:

	September 30,	December 31,
	2004	2003
	(in millions)
Customer lists (11.3 year original weighted average life)	$57.8	$57.8
Accumulated amortization	(14.6)	(10.6)

Net customer lists	$43.2	$47.2

Other intangible assets (5.6 year original weighted average life)	$8.2	$8.2
Accumulated amortization	(4.6)	(3.5)

Net other intangible assets	$3.6	$4.7

Total	$46.8	$51.9

Amortization expense for intangible assets subject to amortization in each of the three and nine month periods ended September 30, 2004 and 2003 was $1.7 million and $5.2 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Years Ending December 31,
(in millions)
2004 (after September 30)	$1.7
2005	6.5
2006	6.2
2007	5.5
2008	4.5
Thereafter	22.4

As of September 30, 2004, $25.5 million in trade secrets acquired with the April 2002 acquisition of KMV were not subject to amortization. Current circumstances and conditions continue to support an indefinite useful life.

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

Following are the components of net periodic expense related to pension and other post-retirement plans for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Components of net periodic expense
Service cost	$2.0	$1.2	$0.1	$(0.1)
Interest cost	1.2	0.7	0.1	(0.1)
Expected return on plan assets	(2.0)	(0.1)	—	—
Amortization of net actuarial loss from earlier periods	0.4	0.4	—	—
Amortization of unrecognized prior service costs	0.1	—	0.1	(0.1)

Net periodic expense	$1.7	$2.2	$0.3	$(0.3)

	Pension Plans		Other Post-Retirement Plans
	Nine Months Ended	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Components of net periodic expense
Service cost	$6.1	$5.2	$0.4	$0.2
Interest cost	3.8	3.1	0.3	0.2
Expected return on plan assets	(6.0)	(5.7)	—	—
Amortization of net actuarial loss from earlier periods	1.1	0.9	—	—
Amortization of unrecognized prior service costs	0.2	0.1	0.1	—

Net periodic expense	$5.2	$3.6	$0.8	$0.4

For the first nine months of 2004, Moody’s made $0.2 million of contributions to its other post-retirement plans. The Company presently anticipates contributing an additional $0.1 million in 2004 for a total of $0.3 million.

In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act (“Medicare Act”) of 2003 which supersedes FSP No. FAS 106-1 of the same title. FSP No. FAS 106-2 clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. FSP 106-2 is effective as of the first interim annual period beginning after June 15, 2004. In accordance with FSP No. FAS 106-1, the Company elected to defer accounting for the economic effects of the Medicare Act, and is in the process of evaluating the effects of the Medicare Act on its post-retirement benefits. The impact of adoption of this standard is not anticipated to have a material effect on the Company’s financial statements and will be adopted as of the next measurement date.

7. INDEBTEDNESS

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest paid under the Notes was $5.7 million for each of the three month periods ended September 30, 2004 and 2003 and $17.1 million for each of the nine month periods ended September 30, 2004 and 2003.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. This Facility replaced the $80 million 5-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At September 30, 2004, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees for the Facility can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at September 30, 2004. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. Interest paid under Moody’s previous revolving credit facilities for the nine months ended September 30, 2003 was $0.6 million. No interest was paid under the Company’s facilities for the three months ended September 30, 2003 or the three and nine month periods ended September 30, 2004 as no borrowings were outstanding during those periods.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Agreements also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the related agreements, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the related agreements, of not more than 4 to 1 at the end of any fiscal quarter. At September 30, 2004, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts due becoming immediately due and payable and all commitments being terminated.

Moody’s total interest expense was $5.8 million and $5.7 million, respectively, for the three months ended September 30, 2004 and 2003 and $17.3 million and $17.7 million, respectively, for the nine months ended September 30, 2004 and 2003. Total interest income on cash and cash equivalents was $1.7 million and $0.5 million, respectively, for the three months ended September 30, 2004 and 2003 and $3.8 million and $1.0 million, respectively, for the nine months ended September 30, 2004 and 2003.

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

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery ended on November 1, 2004, and trial is scheduled to begin on April 18, 2005.

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

In connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have, between themselves, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

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

In June 2004, New D&B and the IRS conducted a mediation of these issues, at which New D&B and the IRS reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report and certain tax refund claims made by Old D&B related to 1995 and 1996 (the “Preliminary Settlement”). The Preliminary Settlement was subject to the execution of a formal settlement agreement. In addition, the IRS maintains it’s position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS for 1993 and 1994 and plans to file a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund claims; or (2) challenge the IRS claim in U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of deferred tax assets related to these tax refund claims could be up to $9 million.

As of June 30, 2004, Moody’s had adjusted its reserve for the Royalty Expense Deductions matter and recorded write-offs of deferred tax assets to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. However, the IRS and New D&B were not able to agree on the terms of a formal settlement agreement by the November 1st deadline imposed by the IRS. As a result, the IRS has withdrawn the preliminary settlement agreement. In accordance with the 1996 Agreements, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement, but was unable to obtain IMS

Health and NMR’s consent. We believe that in accordance with the 1996 Distribution Agreement, NMR, by withholding its consent, would be contractually responsible to pay any excess amounts above the Preliminary Settlement that may ultimately be owing with respect to tax years 1995-1996. IMS Health has alleged various breaches of New DNB’s obligations under the 1996 Agreements related to New D&B’s management and attempted settlement of this matter. If the parties fail to resolve their dispute, we understand that New D&B anticipates commencing arbitration proceedings against IMS Health and NMR. Based on our current understanding of the positions of New D&B and IMS Health, we believe it is likely that New DNB should prevail, but we cannot predict with certainty the outcome.

In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of New D&B’s preliminary settlement with the IRS, have not been resolved. New D&B disagrees with the positions taken by the IRS in these reports and previously had filed a protest with the IRS Appeals Office. If the IRS Appeals Office were to uphold these reports, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the assessment would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s believes that the positions taken by the IRS in the Second Royalty Report and the Second Reallocation Report are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to $2 million (including penalties and interest, and net of tax benefits).

Moody’s has reassessed its exposure for the Royalty Expense Deductions matter taking into consideration: (1) all of the original Examination Reports discussed above (for which the Company’s share of the required payments to the IRS could be up to $102 million, including penalties and interest, and net of tax benefits); and (2) the potential write-off of deferred tax assets (for which the Company’s exposure could be up to $9 million as discussed above). Based on this assessment, during the third quarter of 2004 the Company increased its reserve for this matter by $18.4 million to reflect the current estimate of probable exposure.

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and could result in amortization expense deductions on the tax returns of Old D&B and New D&B from 1997 through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $94 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

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

New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004 the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.

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

Pre-trial proceedings on this matter have been ongoing, and in July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter. Moody’s estimates that its share of the cost of this tentative settlement will be $12 million, reflecting anticipated cash payments of $2 million and the write-off of deferred tax assets of $10 million. The tentative settlement will not be finalized until a formal agreement is executed, which is expected to be during the fourth quarter of 2004, and it is possible that Moody’s share of the related cost could differ from the Company’s current estimate.

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

In the third quarter of 2004, the Company recorded provisions of approximately $19 million to increase its reserves for the three legacy tax matters, to reflect its current estimates of the probable exposures on these matters. As a result, at September 30, 2004, Moody’s total legacy tax reserves were $131 million, representing approximately $44 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $87 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $346 million and could increase with time as described above.

9. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in millions)
Net income	$95.5	$85.6	$302.5	$278.4
Other comprehensive (loss) income — foreign currency translation adjustment	0.2	1.8	(0.6)	3.5
Other comprehensive loss — additional minimum pension liability	(0.1)	—	(0.4)	—

Total comprehensive income	$95.6	$87.4	$301.5	$281.9

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

Below are financial information by segment, Moody’s Investors Service revenue by business unit and revenue information by geographic area, each for the three and nine month periods ended September 30, 2004 and 2003, and total assets by segment as of September 30, 2004 and December 31, 2003 (in millions). Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Moody's			Moody's
	Investors	Moody's		Investors	Moody's
	Service	KMV	Consolidated	Service	KMV	Consolidated
Revenue	$328.1	$29.8	$357.9	$277.3	$27.7	$305.0
Operating, selling, general and administrative expenses	126.8	25.0	151.8	113.7	22.0	135.7
Depreciation and amortization	4.0	4.3	8.3	3.9	4.2	8.1

Operating income	197.3	0.5	197.8	159.7	1.5	161.2

Interest and other non-operating expense, net			(3.5)			(7.4)

Income before provision for income taxes			194.3			153.8
Provision for income taxes			98.8			68.2

Net income			$95.5			$85.6

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Moody's			Moody's
	Investors	Moody's		Investors	Moody's
	Service	KMV	Consolidated	Service	KMV	Consolidated
Revenue	$955.8	$90.9	$1,046.7	$817.2	$78.7	$895.9
Operating, selling, general and administrative expenses	366.6	74.6	441.2	321.6	63.5	385.1
Depreciation and amortization	12.5	12.8	25.3	11.4	12.4	23.8

Operating income	576.7	3.5	580.2	484.2	2.8	487.0

Interest and other non-operating expense, net			(14.9)			(3.6)

Income before provision for income taxes			565.3			483.4
Provision for income taxes			262.8			205.0

Net income			$302.5			$278.4

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Ratings revenue:
Structured finance	$142.6	$110.1	$387.4	$324.8
Corporate finance	72.2	69.4	226.9	202.4
Financial institutions and sovereign risk	50.1	44.8	154.4	134.6
Public finance	20.2	21.4	62.2	65.0

Total ratings revenue	285.1	245.7	830.9	726.8
Research revenue	43.0	31.6	124.9	90.4

Total Moody’s Investors Service	$328.1	$277.3	$955.8	$817.2

Revenue Information by Geographic Area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
United States	$228.0	$192.4	$670.9	$578.6
International	129.9	112.6	375.8	317.3

Total	$357.9	$305.0	$1,046.7	$895.9

Total Assets by Segment

	September 30, 2004			December 31, 2003
	Moody's			Moody's
	Investors	Moody's		Investors	Moody's
	Service	KMV	Consolidated	Service	KMV	Consolidated
Total assets by segment	$883.5	$250.5	$1,134.0	$673.0	$268.4	$941.4

11. INSURANCE RECOVERY

In February 2003, Moody’s received a $15.9 million insurance recovery related to the September 11th tragedy for incremental costs incurred and for lost profits due to the sharp decline in debt market activity in the weeks following the disaster. Moody’s had previously received a $4.0 million advance payment in 2002, resulting in a total recovery of $19.9 million. Moody’s had incurred incremental costs of $6.3 million for property damage and temporary office facilities, and had fully accrued for the recovery of these costs in its financial statements. The remainder of the insurance recovery, $13.6 million, had not previously been accrued as its realizability was not sufficiently assured. As a result, in the first quarter of 2003 Moody’s recorded a gain of $13.6 million, included in interest and other non-operating expense, net in the condensed consolidated statement of operations.

12. SUBSEQUENT EVENT

On October 26, 2004, the Board of Directors of the Company approved a quarterly dividend of 7.5 cents per share of Moody’s common stock, payable on December 10, 2004 to shareholders of record at the close of business on November 20, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, any projections of future results of operations and cash flows are subject to substantial uncertainty. See “Forward-Looking Statements” on page 36.

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

Results of Operations

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

Total Company Results

Moody’s revenue for the third quarter of 2004 was $357.9 million, an increase of $52.9 million or 17.3% from $305.0 million for the third quarter of 2003. Moody’s achieved strong revenue growth in several business sectors, including global structured finance, global research, and U.S. financial institutions.

Revenue in the United States was $228.0 million for the third quarter of 2004, an increase of $35.6 million or 18.5% from $192.4 million in 2003. Approximately 60% of the U.S growth was driven by structured finance, reflecting strong issuance in the residential mortgage backed sector, particularly securitizations of home equity loans. Year-to-year revenue growth of approximately $6 million was achieved in research, and the financial institutions business accounted for approximately $5 million of growth.

Moody’s international revenue was $129.9 million in the third quarter, an increase of $17.3 million or 15.4% over $112.6 million in the third quarter of 2003. The Moody’s Investors Service business accounted for approximately $17 million of year-to-year international revenue growth. International ratings revenue grew approximately $11 million versus the prior year, with approximately 80% related to Europe, primarily in structured finance where issuance was up in many asset classes. This was partially offset by a decline in European corporate finance revenue, reflecting lower issuance volumes. International research revenue grew approximately $6 million from the third quarter of 2003, with approximately $5 million of that growth in Europe. Foreign currency translation accounted for approximately $6 million of reported international revenue growth.

Operating, selling, general and administrative expenses were $151.8 million in the third quarter of 2004, an increase of $16.1 million or 11.9% from $135.7 million in the third quarter of 2003. Compensation and benefits expense grew $11.6 million year-to-year, reflecting compensation increases, increased staffing, and higher stock-based compensation expense. Moody’s global staffing of approximately 2,451 employees at September 30, 2004 was 10% higher than at September 30, 2003, and reflected hiring in the specialist teams that support Moody’s Enhanced Analysis Initiative, in Moody’s international ratings businesses, and at Moody’s KMV. Stock-based compensation expense increased $3.8 million year-to-year. As more fully discussed in note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made as well as the effect of a higher share price on the value of the 2004 equity grants. In addition, foreign currency translation accounted for approximately $3 million of the year-to-year expense growth. Depreciation and amortization expense was $8.3 million in the third quarter of 2004 compared with $8.1 million in the prior year period.

Third quarter operating income of $197.8 million rose $36.6 million or 22.7% from $161.2 million in the same period of 2003. Foreign currency translation contributed approximately $2 million to operating income growth in the quarter. Moody’s operating margin for the third quarter of 2004 was 55.3% compared to 52.9% a year earlier. The increase in margin was the result of better-than-expected revenue growth.

Moody’s reported $3.5 million of interest and other non-operating expense, net for the third quarter of 2004 compared with $7.4 million for the same period of 2003. Interest expense was $5.8 million in the third quarter of 2004 compared to $5.7 million in the third quarter of 2003, principally related to Moody’s $300 million of private placement debt. Interest income was $1.7 million in the third quarter of 2004 compared to $0.5 million in the third quarter of 2003. Moody’s invested cash increased substantially year-to-year, but the rate of interest was lower in 2004 than in 2003. Foreign exchange gains (losses) were $1.2 million in the third quarter of 2004 and ($1.6) million in the third quarter of 2003.

Moody’s effective tax rate was 50.8% in the third quarter of 2004 compared to 44.4% in the same prior year period. The tax rate for the third quarter of 2004 reflected a charge of $18.4 million related to legacy income tax exposures, which increased the effective rate in the quarter by approximately 950 basis points. The third quarter 2003 rate included the impact of an adjustment to reflect a change in New York tax law that was retroactive to January 1, 2003, which increased the effective rate by 230 basis points in the period.

Net income was $95.5 million for the third quarter of 2004, an increase of $9.9 million or 11.6% from $85.6 million for the same period of 2003. Basic and diluted earnings per share for the third quarter of 2004 were $0.65 and $0.63, respectively, compared to basic and diluted earnings per share of $0.57 and $0.56, respectively, for the third quarter of 2003.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the third quarter of 2004 was $328.1 million, up $50.8 million or 18.3% from $277.3 million in the third quarter of 2003. Ratings revenue accounted for $39.4 million of growth with approximately $32 million from structured finance. Research contributed $11.4 million of year-to-year growth. Foreign currency translation accounted for approximately $6 million of reported revenue growth and price increases also contributed to year-to-year growth.

Structured finance revenue was $142.6 million for the third quarter of 2004, an increase of $32.5 million or 29.5% from $110.1 million in the same period of 2003. Approximately $22 million of the increase was in the U.S., with the residential mortgage and home equity sectors contributing nearly $13 million of this amount. Low-adjustable-rate mortgages drove growth in mortgage re-financings and continued strength in the housing market supported exceptionally strong volumes in home equity lending. The U.S. commercial mortgage backed sector contributed nearly $5 million of growth on strong issuance volume. Revenue from rating U.S. collateralized debt obligations rose about $4 million year to year, as narrowing liability spreads created a favorable issuance environment. International structured finance revenue grew approximately $11 million year-to-year, chiefly due to growth in Europe. The collateralized debt obligation and commercial mortgage backed sectors were the largest contributors to European growth due to an increased number of transactions and growth in monitoring fees. Foreign currency translation also contributed to growth in international structured finance revenue.

Corporate finance revenue was $72.2 million for the third quarter of 2004, up $2.8 million or 4.0% from $69.4 million in the third quarter of 2003. Revenue grew approximately $3 million in the United States, as the impact of weak corporate debt issuance activity was more than offset by strong growth in revenue from syndicated bank loan ratings (driven primarily by increased issuance) and other areas not related to public debt issuance. The number of investment grade issues in the U.S. declined 15% versus the prior year and high yield issuance declined over 20%. Rising corporate profitability, which reduces the need for corporations to fund business investment with debt, and a low stock of debt to be refinanced, have contributed to a weak issuance environment in the U.S. International corporate finance reported modestly lower revenue versus the same quarter 2003, principally reflecting a decline in Europe. European corporate issuance volumes declined over 40% versus the robust prior year period, as improved profitability reduced the need to borrow externally, and drivers of issuance such as merger and acquisition activity remained low. This was partially offset by growth in revenue not related to public debt issuance primarily frequent issuer annual fees. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $50.1 million for the third quarter of 2004, an increase of $5.3 million or 11.8% from $44.8 million in the third quarter of 2003. In the U.S., revenue grew approximately $5 million, principally reflecting strong issuance in the banking and real estate sector, as narrower spreads encouraged refinancings. Internationally, revenue was flat compared to the prior year period. In Europe, growth in the banking sector due to new relationships was largely offset by the effects of lower issuance in the insurance sector. Price increases also contributed to year-to-year growth in global financial institutions revenue.

Public finance revenue was $20.2 million for the third quarter of 2004, a decline of $1.2 million or 5.6% from $21.4 million for the same period in 2003. Dollar issuance in the municipal bond market declined approximately 9% versus the same period in 2003, reflecting reduced borrowing needs as a result of improved tax receipts. Refinancings represented 35% of total dollar issuance in the third quarter of 2004, versus 38% in the same period of 2003.

Research revenue of $43.0 million for the third quarter of 2004 was $11.4 million or 36.1% higher than the $31.6 million reported in the third quarter of 2003. Revenue grew by approximately $6 million in the U.S. and approximately $5 million in Europe. The strong performance reflected growth in licensing of Moody’s information to financial customers for internal use and redistribution, sales of new products to existing clients and new clients. Foreign currency translation and pricing increases also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $126.8 million for the third quarter of 2004, an increase of $13.1 million or 11.5% from $113.7 million in the third quarter of 2003. Compensation and benefits expense accounted for $9.3 million of expense growth. The growth also reflected compensation increases and staffing growth in many areas, including the specialist teams that support Moody’s Enhanced Analysis Initiative. Foreign currency translation contributed approximately $3 million to year-to-year growth in reported expenses. Depreciation and amortization expense was $4.0 million in the third quarter of 2004 versus $3.9 million in the third quarter of 2003.

Moody’s Investors Service operating income of $197.3 million for the third quarter of 2004 was up $37.6 million or 23.5% from $159.7 million in the third quarter of 2003. Foreign currency translation contributed approximately $3 million to year-to-year growth in operating income.

Moody’s KMV

Moody’s KMV revenue of $29.8 million for the third quarter of 2004 was up $2.1 million or 7.6% from $27.7 million for the same period in 2003. MKMV’s global revenue growth reflected double-digit percent growth in subscriptions for its credit risk assessment products, including CreditEdge™, RiskCalc™ and Portfolio Manager™. This was partially offset by a decline in revenue from credit process software, where growth was negatively impacted by sales that closed in the second quarter of 2004 but had been expected in the second half of the year. By geography, revenue growth was approximately split evenly between the U.S. and international.

MKMV’s operating, selling, general and administrative expenses were $25.0 million for the third quarter of 2004, an increase of $3.0 million or 13.6% from $22.0 million in the third quarter of 2003. The year-to-year increase primarily reflected growth of $2.3 million in compensation and related expenses. This reflected increased staffing to support the continued growth of the business. Depreciation and amortization expense was $4.3 million in the third quarter of 2004 versus $4.2 million in the third quarter of 2003. MKMV operating income was $0.5 million in the third quarter of 2004 versus $1.5 million in the prior year period.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

Total Company Results

Moody’s revenue for the first nine months of 2004 was $1,046.7 million, an increase of $150.8 million or 16.8% from $895.9 million for the first nine months of 2003. Moody’s achieved strong revenue growth in a number of business sectors.

Revenue in the United States was $670.9 million for the first nine months of 2004, an increase of $92.3 million or 16.0% from $578.6 million for the first nine months of 2003. Approximately $42 million of this was due to structured finance growth, with the U.S residential mortgage backed sector the largest contributor. In addition, over $17 million of Moody’s U.S. growth was contributed by corporate finance, primarily reflecting strong activity in the ratings of bank credit facilities. The financial institutions and research businesses also contributed to Moody’s strong growth in the United States.

Moody’s international revenue was $375.8 million in the first nine months of 2004, an increase of $58.5 million or 18.4% over $317.3 million in the first nine months of 2003. Ratings revenue grew approximately $35 million, with about $21 million of that growth coming from structured finance. Europe contributed approximately 75% of the growth in international structured finance. Research revenue growth of approximately $18 million was primarily in Europe. International corporate finance and financial institutions contributed to growth as well. In addition, foreign currency translation accounted for approximately $15 million of reported international revenue growth.

Operating, selling, general and administrative expenses were $441.2 million in the first nine months of 2004, an increase of $56.1 million or 14.6% from $385.1 million in the first nine months of 2003. Compensation and benefits expense grew $43.9 million year-to-year, reflecting compensation increases, increased staffing, and higher stock-based compensation expense. Moody’s global staffing of approximately 2,396 at September 30, 2004 was 9% higher than at September 30, 2003 and reflected hiring in the specialist teams that support Moody’s Enhanced Analysis Initiative, in Moody’s international ratings businesses, and at Moody’s KMV. Stock-based compensation expense increased $11.2 million year-to-year. As more fully discussed in note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made as well as the effect of a higher share price on the value of the 2004 equity grants. In addition, foreign currency translation contributed approximately $12 million to year-to-year expense growth. Depreciation and amortization expense was $25.3 million and $23.8 million in the first nine months of 2004 and 2003, respectively.

Operating income of $580.2 million for the first nine months of 2004 rose $93.2 million or 19.1% from $487.0 million in the same period of 2003. Foreign currency translation contributed approximately $3 million to operating income growth. Moody’s operating margin for the first nine months of 2004 was 55.4% compared to 54.4% a year earlier. The increase in margin was the result of better-than-expected revenue growth.

Moody’s reported $14.9 million of interest and other non-operating expense, net for the first nine months of 2004 compared with $3.6 million for the same period of 2003. The 2003 amount included a gain of $13.6 million on an insurance recovery related to the September 11th tragedy, as discussed in note 11 to the condensed consolidated financial statements. Interest expense was $17.3 million for the first nine months of 2004 compared to $17.7 million in the 2003 period. The amounts in both periods included $17.1 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $3.8 million in the first nine months of 2004 compared to $1.0 million in the first nine months of 2003. Moody’s invested cash increased substantially year-to-year, but the rate of interest was lower in 2004 than in 2003. Foreign exchange (losses) gains were ($0.3) million in the first nine months 2004 and $0.2 million in the first nine months of 2003.

Moody’s effective tax rate was 46.5% for the first nine months of 2004 compared to 42.4% in the same period of 2003. The 2004 effective tax rate included charges aggregating approximately $28 million for increases in reserves related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from The Dun & Bradstreet Corporation in October 2000 (see Contingencies – Legacy Tax Matters, below). These charges increased the effective tax rate in the quarter by approximately 500 basis points.

Net income was $302.5 million for the first nine months of 2004, an increase of $24.1 million or 8.7% from $278.4 million for the same period of 2003. Basic and diluted earnings per share for the first nine months of 2004 were $2.04 and $2.00, respectively, compared to basic and diluted earnings per share of $1.87 and $1.83, respectively, for the first nine months of 2003. Moody’s net income and earnings per share in the first nine months of 2004 included the impact of the legacy tax provisions of approximately $28 million, and the 2003 results included the impact of the $13.6 million gain on the insurance recovery, both as discussed above.

Segment Results

Moody’s Investors Service

Moody’s Investors Service revenue for the first nine months of 2004 was $955.8 million, up $138.6 million or 17.0% from $817.2 million in the first nine months of 2003. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation contributed approximately $15 million to reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $387.4 million for the first nine months of 2004, an increase of $62.6 million or 19.3% from $324.8 million in the same period of 2003. Approximately $42 million of this increase was in the United States, primarily due to the residential mortgage backed sector, which contributed approximately $28 million of revenue growth. In this sector, low interest rates and a strong housing market drove strong growth in mortgage lending and home equity loans and related securitizations. Good growth was also achieved in U.S. revenue from ratings of collateralized debt obligations where the count of issues was up approximately 16% versus the prior year period. International structured finance revenue grew approximately $21 million, with about 75% of the growth attributable to Europe. In Europe, growth was achieved in several asset class sectors. Foreign currency translation and price increases also contributed to year-to-year growth in global structured finance revenue.

Corporate finance revenue was $226.9 million in the first nine months of 2004, up $24.5 million or 12.1% from $202.4 million in the first nine months of 2003. Revenue grew by approximately $17 million in the United States, reflecting strong growth in ratings of syndicated bank loans and from other areas not related to public debt issuance. Price increases also contributed to revenue growth in this sector. These positive impacts were partially offset by the effects of a year-to-year decline in issuance of investment grade and high yield securities in the U.S. markets. International corporate finance revenue grew approximately $7 million, primarily reflecting higher issuance volumes in Asia outside of Japan and Australia. Foreign currency translation and price increases also contributed to year-to-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $154.4 million for the first nine months of 2004, an increase of $19.8 million or 14.7% from $134.6 million in the first nine months of 2003. In the U.S., revenue grew $13 million year-to-year, principally reflecting refinancings in the real estate and insurance sectors, coupled with strong issuance in the U.S. banking sector as spreads tightened. Revenue from outside the U.S. grew $7 million over the prior year, primarily in Europe. European growth reflected modest issuance volumes and good growth in fees, primarily frequent issuer based annual fees. Price increases also contributed to global financial institutions revenue growth over the prior year period.

Public finance revenue was $62.2 million for the first nine months of 2004, a decrease of $2.8 million or 4.3% from $65.0 million for the same period in 2003. Dollar issuance in the municipal bond market declined 8% versus the same period in 2003, reflecting higher borrowing costs, a reduced pool of debt that can be refunded and reduced borrowing needs due to strengthened tax receipts.

Research revenue of $124.9 million for the first nine months of 2004 was $34.5 million or 38.2% higher than the $90.4 million reported in the same period of 2003. Revenue grew by approximately $17 million in the U.S. and nearly $14 million in Europe. The strong performance reflected growth in licensing of Moody’s information to financial customers for internal use and redistribution, sales of new products to existing clients and new clients. Foreign currency translation also contributed to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $366.6 million for the first nine months of 2004, an increase of $45.0 million or 14.0% from $321.6 million for the first nine months of 2003. Compensation and benefits expense accounted for $34.8 million of expense growth. The growth also reflected compensation increases and staffing growth in many areas, including the specialist teams that support Moody’s Enhanced Analysis Initiative. Foreign currency translation contributed approximately $10 million to year-to-year growth in reported expenses. Depreciation and amortization expense was $12.5 million in the first nine months of 2004 versus $11.4 million in the same period of 2003.

Moody’s Investors Service operating income of $576.7 million for the first nine months of 2004 was up $92.5 million or 19.1% from $484.2 million for the first nine months of 2003. Foreign currency translation contributed approximately $4 million to the year-to-year growth in operating income.

Moody’s KMV

Moody’s KMV revenue of $90.9 million for the first nine months of 2004 was up $12.2 million or 15.5% from $78.7 million for the same period in 2003. Revenue grew by approximately $6 million in the U.S and approximately $4 million in Europe. About $10 million of MKMV’s global revenue growth was related to subscriptions for its credit risk assessment products, including CreditEdge™, RiskCalc™ and Portfolio Manager™ representing strong high teens revenue growth. Sales of MKMV’s credit decisioning software accounted for over $2 million of revenue growth.

MKMV’s operating, selling, general and administrative expenses were $74.6 million for the first nine months of 2004, an increase of $11.1 million or 17.5% from $63.5 million for the first nine months of 2003. The year-to-year increase primarily reflected growth of $9.1 million in compensation and related expenses. This reflected higher staffing to support the continued growth of the business. Depreciation and amortization expense was $12.8 million in the first nine months of 2004 versus $12.4 million in the same period in 2003. MKMV operating income was $3.5 million for the first nine months of 2004 compared with $2.8 million for the 2003 period. Foreign currency translation had a negative impact of $1 million on year-to-year growth in operating income.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $378.3 million and $332.0 million for the nine months ended September 30, 2004 and 2003, respectively.

Moody’s net cash provided by operating activities for the first nine months of 2004 was $46.3 million higher than the 2003 period. Contributing to this growth was the increase in net income of $24.1 million, higher cash tax benefits from the exercise of stock options of $13.5 million and an increase in legacy tax provisions of approximately $28.4 million. Decreases in cash from operating activities were primarily due to higher income tax payments of approximately $25 million due to timing, a smaller increase in receivables in 2004 compared to 2003 of approximately $14.8 million and an increase in other current assets in the amount of $8.6 million primarily due to the amount collectible from New D & B.

Net cash used in investing activities was $18.0 million for the nine months ended September 30, 2004 compared with $11.6 million for the same period of 2003. In each period, this spending mainly related to the purchase of property and equipment and the capitalization of development costs for MKMV’s software products. The aggregate spending for these two categories was $14.5 million in the first nine months of 2004 and $12.7 million in the 2003 period. Cash paid for or acquired in investments in affiliates accounted for the remainder of each period’s amount.

Net cash used in financing activities was $178.8 million for the nine months ended September 30, 2004 compared to $184.3 million for the nine months ended September 30, 2003. Significant year-to-year variances included higher spending in 2004 for repurchases of the Company’s stock ($221.3 million in the first nine months of 2004 versus $114.5 million in the same period of 2003), partially offset by higher proceeds from stock plans ($76.8 million in 2004 versus $58.3 million in 2003). In addition, the Company made net repayments of bank borrowings of $107.1 million in the first nine months of 2003 versus no such spending in the 2004 period. Dividends paid in the first nine months of 2004 and 2003 were $33.4 million and $20.1 million, respectively. The increase in 2004 reflects a dividend of $0.075 per share in 2004 versus $0.045 per share in 2003.

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

In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays, including during 2004, to pay to New D&B its share of potential liabilities related to the legacy tax and legal contingencies that are discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Contingencies”. These potential cash outlays could be material and might affect liquidity requirements and they could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness

At September 30, 2004 and 2003, the Company had outstanding long-term financing of $300 million and $160 million of bank revolving credit facilities with no borrowings outstanding.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. This replaced the $80 million 5-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At September 30, 2004, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees for the Facility can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage

Ratio, and were 8 basis points at September 30, 2004. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. Interest paid under Moody’s previous revolving credit facilities for the nine months ended September 30, 2003 was $0.6 million. No interest was paid under the Company’s facilities for the three months ended September 30, 2003 or the three and nine month periods ended September 30, 2004 as no borrowings were outstanding during those periods. Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Agreements also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the related agreements, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the related agreements, of not more than 4 to 1 at the end of any fiscal quarter. At September 30, 2004, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts due becoming immediately due and payable and all commitments being terminated.

Off-Balance Sheet Arrangements

At September 30, 2004 Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

As of September 30, 2004, there have not been any material changes in Moody’s contractual obligations as presented in its annual report on Form 10-K for the year ended December 31, 2003.

Dividends

On October 26, 2004, the Board of Directors of the Company approved a quarterly dividend of 7.5 cents per share of Moody’s common stock, payable on December 10, 2004 to shareholders of record at the close of business on November 20, 2004.

Outlook

Moody’s outlook for the full year 2004 is based on assumptions about many macroeconomic and capital market factors, including interest rates, consumer spending, corporate profitability and business investment spending and capital markets issuance activity. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from the outlook presented below.

The Company expects revenue in the fourth quarter to reflect a resumption of many of the macroeconomic and capital markets conditions that Moody’s saw at the beginning of the third quarter and to be generally the same as revenue in the third quarter. The Company expects that residential mortgage and home equity securitizations will decline versus the third quarter level, offsetting seasonal increases in asset-backed securities and credit derivatives. Moody’s also expects that the third quarter declines that occurred in the 10-year treasury rate, off which many debt securities are priced, will begin to reverse in the fourth quarter. And the Company anticipates further weakness in public finance issuance and a seasonally strong fourth quarter at MKMV. Consistent with Moody’s expense pattern in 2003, the Company expects increases in fourth quarter expenses over third quarter levels. Areas of potential increased spending in the fourth quarter include improving technology infrastructure and administrative systems, office relocation and expansion, Sarbanes-Oxley compliance, marketing programs, and a grant to the Moody’s Foundation. Moody’s outlook for the full year 2004 reflects these expectations for the fourth quarter.

In the U.S., the Company expects low double-digit percent revenue growth for the ratings and research business for the full year 2004. While the Federal Reserve has increased its target interest rate three times since June 30th, the yield on 10-year U.S. treasuries has fallen. Moody’s benefited from stronger-than-expected issuance in the third quarter, in part as a result of this decline, but the Company expects that the 10-year rate will resume rising as had occurred earlier in the year. Moody’s expects that higher borrowing costs, combined with sufficient profits from current production to reduce the need for corporations to fund business investment with debt, will result in a continuing weakness in U.S. investment grade corporate issuance for the remainder of the year. The Company believes issuance in the high yield bond market for the remainder of 2004 will likely continue its downward trend from the very strong levels of the second half of 2003 and the first half of 2004, though this may be partly offset by continuing strong activity in the leveraged loan sector of that market. For the full year 2004, Moody’s expects moderate growth in U.S. corporate finance and good growth in financial institutions revenue versus 2003, including the benefits of new products, particularly our Enhanced Analysis Initiative.

In the U.S. structured finance market, revenue from rating residential mortgage and home equity securities has been stronger than last year and much stronger than the Company anticipated at the start of this year, driven by persistently low interest rates and the strength of real estate prices. For the full year 2004 Moody’s now expects revenue from rating residential mortgage-backed securities, including home equity loans, to grow approximately 40% compared with 2003. The Company expects 2004 revenue from rating asset-backed securitizations, including credit card and vehicle transactions, to decline slightly compared to 2003. Asset-backed commercial paper should continue to show flat to modestly negative revenue growth, but Moody’s expects good growth in commercial mortgage-backed securities and credit derivatives. Accordingly, for the full year the Company expects mid-teens percent revenue growth in U.S. structured finance.

Moody’s continues to expect a year-to-year revenue decline in U.S. public finance, and is forecasting continued strong growth in the U.S. research business.

Outside the U.S. the Company continues to expect mid single-digit percent revenue growth in the combined corporate and financial institutions ratings businesses. Moody’s is also projecting mid-teens percent year-over-year revenue growth for international structured finance ratings, primarily due to strong growth in European and Japanese residential and commercial mortgage-backed securities, European asset-backed commercial paper, and Japanese asset-backed securities. The Company expects strong growth in international research revenue to continue. These expectations, which include favorable foreign currency impacts, should produce mid-teens percent ratings and research revenue growth in Europe, and mid to high teens percent revenue growth in other international regions in 2004.

Finally, Moody’s continues to expect low teens percent revenue growth at Moody’s KMV on a global basis. This expectation is lower than MKMV’s growth rate in the first half of 2004 due to factors that include earlier than expected sales of credit process software and longer product development and sales cycles than anticipated for new, more complex risk analytics products.

For Moody’s overall, Moody’s now expects low teens percent revenue growth for the full year, up from the high single-digit growth expectation at the end of the second quarter. The Company expects the operating margin, including the effect of stock-based compensation expense, to be slightly higher than 2003. This reflects the unexpectedly robust revenue growth that the Company has seen in several of its businesses this year, partially offset by investments Moody’s is making.

For 2004, Moody’s expects year-over-year growth in diluted earnings per share to be in the low double digit percent range. This expected growth includes the impacts of the insurance gain in 2003, the legacy tax provisions in 2003 and for the first nine months of 2004, and stock-based compensation expense in both years. Stock-based compensation expense is expected to be in the range of $26 million pre-tax in 2004, equivalent to $0.10 — $0.11 per diluted share, compared to $10.8 million, or $0.04 per diluted share, in 2003. The outlook does not include potential additional legacy tax provisions that may be required.

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

Pursuant to a scheduling order entered by the Court on April 8, 2004, discovery ended on November 1, 2004, and trial is scheduled to begin on April 18, 2005.

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

In connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have, between themselves, agreed to each be financially responsible for 50% of any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

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

In June 2004, New D&B and the IRS conducted a mediation of these issues, at which New D&B and the IRS reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report and certain tax refund claims made by Old D&B related to 1995 and 1996 (the “Preliminary Settlement”). The Preliminary Settlement was subject to the execution of a formal settlement agreement. In addition, the IRS maintains it’s position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS for 1993 and 1994 and plans to file a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund claims; or (2) challenge the IRS claim in U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of deferred tax assets related to these tax refund claims could be up to $9 million.

As of June 30, 2004, Moody’s had adjusted its reserve for the Royalty Expense Deductions matter and recorded write-offs of deferred tax assets to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. However, the IRS and New D&B were not able to agree on the terms of a formal settlement agreement by the November 1st deadline imposed by the IRS. As a result, the IRS has withdrawn the Preliminary Settlement agreement. In accordance with the 1996 Agreements, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement, but was unable to obtain IMS Health and NMR’s consent. We believe that in accordance with the 1996 Distribution Agreement, NMR, by withholding its consent, would be contractually responsible to pay any excess amounts above the Preliminary Settlement that may ultimately be owing with respect to tax years 1995-1996. IMS Health has alleged various breaches of New DNB’s obligations under the 1996 Agreements related to New D&B’s management and attempted settlement of this matter. If the parties fail to resolve their dispute, we understand that New D&B anticipates commencing arbitration proceedings against IMS Health and NMR. Based on our current understanding of the positions of New D&B and IMS Health, we believe it is likely that New DNB should prevail, but we cannot predict with certainty the outcome.

In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of New D&B’s preliminary settlement with the IRS, have not been resolved. New D&B disagrees with the positions taken by the IRS in these reports and previously had filed a protest with the IRS Appeals Office. If the IRS Appeals Office were to uphold these reports, then New D&B could either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the assessment would be required in connection with such challenge. Should any such payments be made by New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. Moody’s believes that the positions taken by the IRS in the Second Royalty Report and the Second Reallocation Report are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both. Moody’s estimates that its share of the required payment to the IRS for this matter could be up to $2 million (including penalties and interest, and net of tax benefits).

Moody’s has reassessed its exposure for the Royalty Expense Deductions matter taking into consideration: (1) all of the original Examination Reports discussed above (for which the Company’s share of the required payments to the IRS could be up to $102 million, including penalties and interest, and net of tax benefits); and (2) the potential write-off of deferred tax assets (for which the Company’s exposure could be up to $9 million as discussed above). Based on this assessment, during the third quarter of 2004 the Company increased its reserve for this matter by $18.4 million to reflect the current estimate of probable exposure.

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and could result in amortization expense deductions on the tax returns of Old D&B and New D&B from 1997 through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $94 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

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

New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004 the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.

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

Pre-trial proceedings on this matter have been ongoing, and in July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter. Moody’s estimates that its share of the cost of this tentative settlement will be $12 million, reflecting anticipated cash payments of $2 million and the write-off of deferred tax assets of $10 million. The tentative settlement will not be finalized until a formal agreement is executed, which is expected to be during the fourth quarter of 2004, and it is possible that Moody’s share of the related cost could differ from the Company’s current estimate.

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

In the third quarter of 2004, the Company recorded provisions of approximately $19 million to increase its reserves for the three legacy tax matters, to reflect its current estimates of the probable exposures on these matters. As a result, at September 30, 2004, Moody’s total legacy tax reserves were $131 million, representing approximately $44 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $87 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $346 million and could increase with time as described above.

Regulation

In the United States, Moody’s Investors Service voluntarily registers as an investment adviser under the Investment Advisers Act of 1940, as amended. Moody’s has also been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the Securities and Exchange Commission (“SEC”). The SEC first applied the NRSRO designation in 1975 to agencies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (in certain mortgage-related legislation), the SEC (in its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.

Over the past several years, U.S. regulatory and congressional authorities have questioned the suitability of employing ratings in federal securities laws; and if so, the potential need for altering the regulatory framework under which rating agencies operate. Pursuant to a mandate by the Sarbanes-Oxley Act of 2002 and a series of reports issued by the Congress and the SEC on the rating agency industry, on June 4, 2003 the SEC published a Concept Release requesting comment on the following three broad themes:

•	Should credit rating agencies continue to be used for regulatory purposes under the federal securities laws?

•	If ratings continue to be used in federal securities laws, what should be the process for approving rating agencies?

•	If ratings continue to be used in federal securities laws, what should be the nature and extent of oversight?

Numerous market participants, including Moody’s, responded to the call for comment. Moody’s response can be found on the Company’s website at www.moodys.com. At present, Moody’s is unable to assess the likelihood of any regulatory changes that may result from the SEC’s ongoing review, nor the nature and effect of any such regulatory changes.

Internationally, several developments have occurred over the past quarter:

First, on October 7, 2004, the Technical Committee of the International Organization of Securities Commissions (“IOSCO”) distributed for public consultation a proposed code of conduct for credit rating agencies entitled, Code of Conduct Fundamentals for

Credit Rating Agencies (“Proposed IOSCO Code”). The comment period for the Proposed IOSCO Code closes on November 8, 2004. Moody’s is not yet in a position to assess the outcome or the impact of such a code of conduct; however, the Company intends to submit comments to IOSCO’s Technical Committee.

Second, in July 2004 the European Commission, as requested by the European Parliament, mandated the Committee of European Securities Regulators (“CESR”) to conduct a review of the credit rating agency industry and provide the Commission with advice by April 1, 2005 on the following four general areas:

• potential conflicts of interest within rating agencies, such as between advisory services and direct rating activities;

• transparency of rating agencies’ methodologies;

• legal treatment of rating agencies’ access to inside information; and

• concerns about possible lack of competition in the market for provision of credit ratings.

The CESR may look to such other areas of inquiry that it deems necessary. In formulating its response to the Parliament, the Commission may reject the CESR’s advice or alternatively adopt it in whole or in part. Moody’s is presently not in a position to assess the outcome of the European assessment process.

The Basel Committee on Banking Supervision has completed its work on a new capital adequacy framework (“Basel II”) to replace its initial framework proposed in 1988. Under Basel II, ratings assigned by a credit rating agency would be an alternative available to banks to determine the risk weights for many of their credit exposures. The Basel Committee’s new capital adequacy framework would institutionalize ratings of certain credit rating agencies as an alternative in the credit measurement processes of internationally active financial institutions and subject rating agencies to a broader range of oversight. It is anticipated that Basel II will be implemented by national regulatory authorities by January 2007. The European Commission has created the Committee of European Banking Supervisors, (“CEBS”) which is analogous to CESR and is instead comprised of European banking regulators, to advise it on the implementation of the Basel II in Europe. At this time Moody’s cannot predict the long-term impact of Basel II on the manner in which Moody’s conducts its business. However, Moody’s does not believe that Basel II will materially affect Moody’s Investors Service’s financial position or results of operations.

Finally, Moody’s is subject to regulation in certain non-U.S. jurisdictions in which it operates; some regulatory actions outside the United States are noted below:

France: as a consequence of the 2003 French Securities Law, Loi de Sécurité Financiére (the "LSF”), rating agencies operating in France are subject to a document retention obligation. Moreover, the newly formed French regulatory authority, L’Autorité des Marchés Financiers (“AMF”), will be required to publish an annual report on: the role of rating agencies; their business ethics, and the transparency of their methods; and, the impact of their activity on issuers and the financial markets. Moody’s has submitted responses to a series of questions posed by the AMF in accordance with its mandate. The AMF is expected to release its first report on the rating agency industry in December 2004.

Italy: in October 2004, the Italian Senate introduced an amendment to an existing draft legislation – the “Lettieri Bill” — which, if approved by the full Italian Parliament would: (1) require the Consob to recognize and register rating agencies in the Italian market; (2) mandate recognized rating agencies to adopt and implement IOSCO’s Code of Conduct; and 3) mandate issuers to attain ratings from recognized rating agencies. If approved, the bill requires that Consob provide the appropriate regulatory framework.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for Moody’s business and operations that involve a number of risks and uncertainties. Those statements appear in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commencing at page 20 of this quarterly report on Form 10-Q and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and other words relating to Moody’s views on future events, trends and contingencies. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company disclaims any duty to supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions; and other risk factors as discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and in other filings made by the Company from time to time with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change in the Company’s exposure to market risk from December 31, 2003 to September 30, 2004. For a discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

The discussion of the litigation under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”, commencing at page 28 of this report on Form 10-Q, is incorporated into this Item 1 by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Program	Program (1)
July 1-31	540,900	$64.89	540,900	$547.7 million
August 1-31	—	—	—	$547.7 million
September 1-30	—	—	—	$547.7 million
Total	540,900		540,900

(1)	As of the last day of each of the months. On May 24, 2004, the Company announced that its Board of Directors had authorized an additional $600 million share repurchase program, which includes both special share repurchases and systematic share repurchases to offset shares issued under Moody’s stock-based compensation plans. There is no established expiration date of this authorization. During June 2004, the Company completed its previous $450 million program, which had been authorized by its Board of Directors in October 2002.

Moody’s repurchased 0.5 million shares during the third quarter of 2004 at a total cost of $35 million, which partially offset shares issued under employee stock plans. Since becoming a public company in September 2000 and through the third quarter of 2004, Moody’s has repurchased 26.4 million shares at a total cost of $1.1 billion, including 12.0 million shares to offset issuances under employee stock plans.

Item 6. Exhibits

Exhibits

EXHIBIT NO.       DESCRIPTION

3.	ARTICLES OF INCORPORATION AND BY-LAWS

1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

10.	MATERIAL CONTRACTS

1*	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan.

2*	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan.

3*	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001).

4*	2004 Moody’s Corporation Covered Employee Cash Incentive Plan.

5*	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan.

31.	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
Date: November 3, 2004	By:	/s/ JEANNE M. DERING
Jeanne M. Dering
Senior Vice President and Chief Financial Officer (principal financial officer)

Date: November 3, 2004	By:	/s/ JOSEPH MCCABE
Joseph McCabe
Vice President and Corporate Controller (principal accounting officer)