Form 10-K
period 2004-12-31
MOODYS CORP /DE/
filed 2005-03-08
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO               .

COMMISSION FILE NUMBER 1-14037

MOODY’S CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OF INCORPORATION)	13-3998945 (I.R.S. EMPLOYER IDENTIFICATION NO.)

99 CHURCH STREET, NEW YORK, NEW YORK 10007
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 553-0300.
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

COMMON STOCK, PAR VALUE $.01 PER SHARE PREFERRED SHARE PURCHASE RIGHTS	NEW YORK STOCK EXCHANGE NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2004 (based upon its closing transaction price on the Composite Tape on such date) was approximately $9.5 billion.

     As of January 31, 2005, 149.1 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 26, 2005, are incorporated by reference into Part III of this Form 10-K.

     The Index to Exhibits is included as Part IV, Item 15(a)(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

PART I

ITEM 1. BUSINESS

Background

As used in this report, except where the context indicates otherwise, the terms “Moody’s” or “the Company” refer to Moody’s Corporation and its subsidiaries. The Company’s executive offices are located at 99 Church Street, New York, NY 10007 and its telephone number is (212) 553-0300.

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

The Company

Moody’s is a provider of credit ratings, research and analysis covering debt instruments and securities in the global capital markets and a provider of quantitative credit assessment services, credit training services and credit process software to banks and other financial institutions. Founded in 1900, Moody’s employs approximately 2,500 people worldwide. Moody’s maintains offices in 19 countries and has expanded into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody’s customers include a wide range of corporate and governmental issuers of securities as well as institutional investors, depositors, creditors, investment banks, commercial banks, and other financial intermediaries. Moody’s is not dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on its business.

Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV.

Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and their obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks. Moody’s credit ratings and research help investors analyze the credit risks associated with fixed-income securities. Such independent credit ratings and research also contribute to efficiencies in markets for other obligations, such as insurance policies and derivative transactions, by providing credible and independent assessments of credit risk. Moody’s provides ratings and credit research on governmental and commercial entities in approximately 100 countries. Moody’s global and increasingly diverse services are designed to increase market efficiency and may reduce transaction costs. At the end of 2004, Moody’s had provided credit ratings and analysis on more than $35 trillion in debt outstanding, covering nearly 170,000 securities, including those of industrial corporations, financial institutions, governmental entities and structured finance issuers, with more than 10,000 corporate relationships globally and over 100,000 public finance obligations issued in the U.S. market. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors.

Beyond credit rating services for issuers, Moody’s provides research services, data, and analytic tools that are utilized by institutional investors and other credit and capital markets professionals. Moody’s services cover various segments of the debt capital markets, and are sold to more than 2,600 institutions worldwide. Within these institutions, over 16,500 users accessed Moody’s research website (www.moodys.com) during calendar year 2004. In addition to these clients, more than 135,000 other individuals visited Moody’s website to retrieve current ratings and other information made freely available to the public.

The Moody’s KMV business consists of the combined businesses of KMV LLC and KMV Corporation (“KMV”), acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV is a provider of credit risk processing and credit risk management products for banks and investors in credit-sensitive assets, and serves over 1,600 clients operating in over 80 countries, including most of the world’s largest financial institutions. Moody’s KMV’s quantitative credit analysis tools include models that estimate the probability of default for over 26,000 publicly traded firms globally, updated daily. In addition, Moody’s KMV’s RiskCalcTM models extend the availability of these probabilities to privately held firms in many of the world’s economies. Moody’s KMV also offers services to value and improve the performance of credit-sensitive portfolios. Other services include training in using credit risk analysis products and software products to assist financial institutions in commercial lending activities.

Prospects for Growth

Over recent decades, global public and private fixed-income markets have grown significantly in terms of outstanding principal amount and types of securities. While there is potential for periodic cyclical disruption in these developments, Moody’s believes that the overall trend and outlook remain favorable for continued secular growth in capital market activity worldwide. In addition, the securities being issued in the global fixed-income markets are becoming more complex. Moody’s expects that these trends will provide continued long-term demand for high-quality, independent credit opinions. These phenomena are especially apparent in Europe, where economic integration is driving increased use of public fixed-income markets for corporate financing activities, and factors such as increased adoption and enabling regulation have driven growth in structured finance issuance.

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

The complexity of capital market instruments is also growing. Consequently, assessing the credit risk of such instruments becomes more of a challenge for financial intermediaries and asset managers. In the credit markets, reliable third-party ratings and research increasingly supplement or substitute for traditional in-house research as the scale, geographic scope and complexity of financial markets grow.

Growth in issuance of structured finance securities has generally been stronger than growth in corporate and financial institutions issuance, and Moody’s expects that trend to continue. Growth in structured finance has reflected increased adoption of structured finance as an acceptable financing mechanism, regulatory changes that facilitate the use of structured finance, and increases in consumer debt that forms collateral for structured securities.

Rating fees paid by debt issuers account for most of the revenue of Moody’s Investors Service. Therefore, a substantial portion of Moody’s revenue is dependent upon the volume and number of debt securities issued in the global capital markets that Moody’s rates. Moody’s is therefore affected by the performance of, and the prospects for, the major world economies and by the fiscal and monetary policies pursued by their governments. However, annual fee arrangements with frequent debt issuers, and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, subscription-based research and other areas are less dependent on, or independent of, the volume or number of debt securities issued in the global capital markets.

Moody’s operations are also subject to various risks inherent in carrying on business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders and other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because the Company’s basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources. However, the formation of a new government-sponsored regional or global rating agency would pose a risk to Moody’s growth prospects. Management believes that the risk, compared to other regulatory changes under consideration for the credit rating industry, is relatively low because of the likelihood that substantial investments over a sustained period would be required.

Legislative bodies and regulators in both the United States and Europe continue to conduct regulatory reviews of credit rating agencies, which may result in an increased number of competitors, restrictions on certain business expansion activities by Moody’s Investors Service or increased costs of doing business for Moody’s. At present, Moody’s is unable to assess the nature and effect any regulatory changes may have on future growth opportunities. See “Regulation” below.

Growth in Moody’s KMV is expected from increased adoption of quantitative credit management techniques and of integrated risk-management solutions by financial institutions globally and by corporations managing trade receivables. Increased use of credit models is expected under the forthcoming revised international bank regulatory regime, known as “Basel II”, that is anticipated to be implemented by national regulatory authorities by January 2007. Moody’s KMV also expects to introduce new products.

Competition

The Moody’s Investors Service business competes with other credit rating agencies and with investment banks and brokerage firms that offer credit opinions and research. Institutional investors also have in-house credit research capabilities. Moody’s largest competitor in the global credit rating business is Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P’s. In other markets the reverse is true.

Another rating agency competitor of Moody’s is Fitch, a subsidiary of Fimalac S.A. Although Moody’s and S&P are each larger than Fitch, competition is expected to increase. One or more additional significant rating agencies also may emerge in the United States if the Securities and Exchange Commission (“SEC”) expands the number of Nationally Recognized Statistical Rating Organizations (“NRSRO”). In February 2003, the SEC designated Dominion Bond Rating Service, Ltd. of Canada (“DBRS”) a NRSRO and in March 2005, the SEC designated A.M. Best Company, Inc. a NRSRO. Competition may also emerge in developed markets outside the United States over the next few years, for example, in response to the growth in the European capital markets, and in developing markets. Any such rating agencies that may emerge may receive support from local governments or other institutions.

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

Moody’s Strategy

Moody’s intends to focus on the following opportunities:

Expansion in Financial Centers

Moody’s serves its customers through its global network of offices and business affiliations. Moody’s currently maintains full-service rating and marketing operations in financial centers including Frankfurt, Hong Kong, London, Madrid, Milan, New York, Paris, Singapore and Tokyo. Moody’s expects that its global network will position it to benefit from the expansion of worldwide capital markets and thereby increase revenue. Moody’s also expects that the growth of its Moody’s Investors Service business as a consequence of financial market integration in Europe will continue. Moody’s expects to continue its expansion into developing markets either directly or through joint ventures.

New Rating Products

Moody’s is pursuing numerous initiatives to expand credit ratings from public fixed-income securities markets to other sectors with credit risk exposures. As the loan and capital markets converge, Moody’s expects to continue to expand its rating coverage of bank loans and project finance loans and securities. Moody’s has a committed effort to extend its credit opinion franchise to the global bank counterparty universe through ratings of emerging market banks, including bank financial strength ratings and global local currency ratings. Insurance financial strength ratings in the property and casualty, reinsurance, and life insurance markets represent additional growth opportunities. Moody’s has also introduced issuer ratings for corporations not active in the debt markets. For company ratings, Moody’s seeks to continue to add value by providing greater scope and depth of analysis of issues related to company creditworthiness, including enhanced liquidity and cash flow analysis, and evaluation of accounting, corporate governance and risk transference issues. Moody’s has also introduced mutual fund indices and style-based analytical tools to assist in evaluating fund portfolio characteristics and their performance.

Additional Opportunities in Securitization

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

Internet-Enhanced Products and Services

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

Expansion of Credit Research Products and Investment Analytic Tools

Moody’s plans to continue to expand its research and analytic services by offering additional tools through internal development and by acquisition. Recent initiatives that have been well-received by clients include new services providing analysis of default rates and default probabilities, on-line facilities for retrieving current rating information on demand, the Company’s Market-Implied Ratings service, which compares ratings with other measures for assessing credit risk, and risk analytics and performance data in structured finance. Moody’s may develop services for other financial markets, such as credit default swaps. In 2005, the Company plans to launch a new product which provides investor clients with access to financial ratios and peer group statistics for the United States banking sector. Finally, the Company is improving its capability to deliver its research to new customer segments by creating more targeted and customized research offerings and by licensing Moody’s credit analysis and research for re-distribution by third party providers.

New Quantitative Credit Assessment Services

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

Regulation

In the United States, Moody’s Investors Service voluntarily registers as an investment adviser under the Investment Advisers Act of 1940, as amended. Moody’s has also been designated as a NRSRO by the SEC. The SEC first applied the NRSRO designation in 1975 to agencies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (in certain mortgage-related legislation), the SEC (in certain of its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.

Over the past several years, U.S. regulatory and congressional authorities have questioned the suitability of continuing to employ ratings in federal securities laws; and, if so, the potential need for altering the regulatory framework under which rating agencies operate. Pursuant to a mandate by the Sarbanes-Oxley Act of 2002 and to reports issued by the Congress and the SEC on the rating agency industry, on June 4, 2003 the SEC published a Concept Release requesting comment on the following three broad questions:

•	Should credit ratings continue to be used for regulatory purposes under the federal securities laws?

•	If ratings continue to be used in federal securities laws, what should be the process for approving rating agencies?

•	If ratings continue to be used in federal securities laws, what should be the nature and extent of oversight?

Numerous market participants, including Moody’s, responded to the request for comment. Moody’s response can be found on the Company’s website at www.moodys.com.

In March 2005, the SEC disclosed that it will seek public comment on proposed recognition criteria for rating agencies seeking designation as NRSROs. In addition, the SEC may pursue a voluntary compliance and oversight framework for rating agencies that are designated as NRSROs, or it could seek legislative authority for formal compliance and oversight for NRSROs. Also, on February 8, 2005, Moody’s participated in a hearing on Examining the Role of Credit Rating Agencies in the Capital Markets, held by the United States Senate Committee on Banking, Housing and Urban Affairs (the “Banking Committee”). Primary areas of inquiry by Senators on the Banking Committee included (i) potential conflicts of interest affecting credit rating agencies and how those conflicts can be avoided or properly managed, and (ii) the degree of competition in the credit ratings industry and how competition might be increased. Moody’s written statement submitted to the Committee can also be found on the Company’s website. At present, Moody’s is unable to assess the likelihood of any regulatory or legislative changes that may result from the ongoing reviews, nor the nature and effect of any such regulatory changes.

Internationally, several regulatory developments occurred in 2004:

First, on December 23, 2004, the Technical Committee of the International Organization of Securities Commissions (“IOSCO”) published the Code of Conduct Fundamentals for Credit Rating Agencies (“IOSCO Code”). The IOSCO Code is the product of approximately two years of deliberations and market consultation by IOSCO, and incorporates numerous provisions which address three broad areas:

•	The quality and integrity of the rating process;

•	Credit rating agency independence and the avoidance of conflicts of interest; and,

•	Credit rating agency responsibilities to the investing public and issuers.

The IOSCO Code is not binding on the credit rating agencies. It relies on voluntary compliance and public disclosure of areas of non-compliance by credit rating agencies so that users of credit ratings can better assess rating agency behavior and performance. Moody’s is not yet in a position to assess the impact of the IOSCO Code; however, Moody’s intends to modify its internal code of conduct to more closely reflect the provisions in the IOSCO Code, and thereafter to disclose on a periodic basis its adherence to the IOSCO Code’s provisions.

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

Pursuant to its mandate, on November 30, 2004, the CESR published for public comment a consultation document about the credit ratings industry. Subjects addressed by the consultation paper included: the competitive structure of the industry and competition issues; registration of credit rating agencies; potential barriers to entry and potential rules of conduct for the industry. The consultation paper concluded with a discussion of six illustrative regulatory options concerning registration and rules of conduct for rating agencies. The regulatory options posed by the consultation paper range from registration and monitoring of credit rating agencies by regulatory authorities, to relying on market mechanisms to control rating agencies.

The CESR held an open hearing on January 14, 2005 in which Moody’s participated. Market participants were invited to offer their views on the need for regulation in the European market. The deadline for written responses to CESR’s consultation paper was February 1, 2005. Moody’s written comments can be found on the Company’s website.

Third, implementation guidelines proposed by the CESR under the European Commission’s Market Abuse Directive are applicable to all participants in the European capital markets. Credit rating agencies are excluded from control under the guidelines. However, depending on the form in which the implementation guidelines are ultimately adopted by national regulators or lawmakers, such guidelines could include controls over credit rating agencies in some European Union (“EU”) countries. If so, the guidelines could, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process, and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

Fourth, the Basel Committee on Banking Supervision has completed its work on a new capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by a credit rating agency would be an alternative available to banks to determine the risk weights for many of their credit exposures. The Basel Committee’s new capital adequacy framework would allow ratings of certain credit rating agencies to be used as one alternative in the credit measurement processes of internationally active financial institutions, and would subject rating agencies whose ratings are used for such purpose to a broader range of oversight. It is anticipated that Basel II will be implemented by national regulatory authorities by January 2007. The European Commission has created the Committee of European Banking Supervisors (“CEBS”), comprised of European banking regulators, to advise it on the implementation of Basel II in Europe. At this time Moody’s cannot predict the long-term impact of Basel II on the manner in which Moody’s conducts its business. However, Moody’s does not believe that Basel II will materially affect Moody’s Investors Service’s financial position or results of operations either positively or negatively.

Finally, Moody’s is subject to regulation in certain non-U.S. jurisdictions in which it operates; some regulatory actions outside the United States are noted below:

France

As a consequence of the 2003 French Securities Law, Loi de Sécurité Financiére (the “LSF”), rating agencies operating in France are subject to a document retention obligation. Moreover, the newly formed French regulatory authority, L’Autorité des Marchés Financiers (“AMF”), is required to publish an annual report on the role of rating agencies; their business ethics, the transparency of their methods, and the impact of their activity on issuers and the financial markets. Moody’s has submitted responses to a series of questions posed by the AMF in accordance with its mandate. The AMF released its first report on the rating agency industry on January 26, 2005. It concluded that while there was no evidence of wrong-doing or inappropriate behavior in the industry, some sort of regulatory framework at the European level may be suitable. For that, the AMF deferred to the CESR process.

Italy

In March 2005, the Italian Parliament is expected to pass the EU Law 2004, which will implement the EU Market Abuse Directive in Italy. The draft legislation makes the Market Abuse Directive applicable to rating agencies in the Italian market. It requires: (1) the Italian securities regulator, Commissione Nazionale per la Società e la Borsa (“CONSOB”), to recognize and register rating agencies in the Italian market; (2) recognized rating agencies to adopt and implement the IOSCO Code; and (3) issuers of bonds in the Italian market to attain ratings from recognized rating agencies. If approved, the draft legislation would require that CONSOB provide the appropriate regulatory framework. The Italian Senate, however, has attached to the draft legislation a resolution recommending that the Italian Government:

•	adopt a contrary position and interpret the legislation to acknowledge the special and different treatment of rating agencies within Italian regulations for disclosure obligations that will be implemented by CONSOB;

•	consider the possibility of recognizing the self-regulation and control procedures already developed in Europe.

At present, Moody’s is unable to assess the likelihood of any regulatory or legislative changes that may result in Italy, nor the nature and effect of any such regulatory changes.

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

Intellectual Property

Moody’s and its affiliates own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, patents, databases and other intellectual property rights that, in the aggregate, are of material importance to Moody’s business. Management of Moody’s believes that each of the “Moody’s”, “Moody’s KMV” and the “M Circle Logo” and related names, marks and logos are of material importance to Moody’s. Moody’s is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by Moody’s. Moody’s considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contractual safeguards for protection.

In 2002 Moody’s formed two subsidiaries that hold some of its intellectual property. The first, MIS Quality Management Corp., was formed to own, manage, protect, enforce and license the trademarks of Moody’s and its affiliates. The second, Moody’s Assurance Company, Inc., is a New York State “captive” insurance company that self-insures Moody’s against certain risks, and owns Moody’s ratings databases, methodologies and related software and processes in addition to other assets in support of its insurance program.

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its subsidiaries.

Employees

As of December 31, 2004, the number of full-time equivalent employees of Moody’s was approximately 2,500.

Available Information

Moody’s investor relations Internet website is http://ir.moodys.com/. Under the “SEC Filings” tab at this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position	Biographical Data
Jeanne M. Dering, 49 Executive Vice President and Chief Financial Officer	Ms. Dering served as the Company’s Senior Vice President and Chief Financial Officer since October 1, 2000 and in February 2005 was named Executive Vice President and Chief Financial Officer. In addition, she has had senior management responsibility for Moody’s Information Technology group since January 2004. Ms. Dering joined Moody’s Investors Service, Inc., in April 1997 as Managing Director, Finance Officer, and became its Chief Financial Officer in 1998. Prior thereto, she spent over 10 years at Old D&B in a number of financial management positions, including Director of Budgets & Financial Analysis and Director of Financial Planning — Acquisitions and New Business Development.

Jennifer Elliott, 39 Vice President and Chief Human Resources Officer	Ms. Elliott has served as the Company’s Vice President and Chief Human Resources Officer since February 2005. Previously, she had served as Managing Director for Moody’s Australia since 1999 and was also a director of Moody’s Investors Service Pty Limited. She was Vice President – Senior Credit Officer in Moody’s Structured Finance Group from 1996 until 1999 and an Analyst in that group from 1993 until 1996. Prior thereto, she was a banking and finance lawyer in Sydney, Australia.

Name, Age and Position	Biographical Data
John J. Goggins, 44 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc., in February 1999 as Vice President and Associate General Counsel and became General Counsel in 2000. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham, & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Raymond W. McDaniel, Jr., 47 President and Chief Operating Officer, Moody’s Corporation and President, Moody’s Investors Service, Inc.	Mr. McDaniel has served as the Company’s President since October 2004 and as Chief Operating Officer since January 2004. He has served as a member of the Board of Directors since April 2003 and President of Moody’s Investors Service, Inc. since November 2001. Mr. McDaniel also served as Executive Vice President of the Company from April 2003 to January 2004 and Senior Vice President from October 1, 2000 until January 2004. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service, Inc., from November 2000 until November 2001. Prior thereto, he had served as Managing Director, International, since 1996 and served as Managing Director, Europe, from 1993 until 1996. He also served as Associate Director in Moody’s Structured Finance Group from 1989 until 1993, and as Senior Analyst in the Mortgage Securitization Group from 1988 to 1989.

Chester V. A. Murray, 49 Executive Vice President, International, Moody’s Investors Service	Mr. Murray served as the Company’s Senior Vice President and Chief Human Resources Officer from October 2002 to June 2004 and again as Chief Human Resource Officer from October 2004 to February 2005. He has served as Executive Vice President-International of Moody’s Investors Service, Inc. since January 2004. Mr. Murray served as Senior Managing Director of Moody’s Investors Service, Inc., from November 2001 until October 2002; Group Managing Director-Europe from 1996 until November 2001; Managing Director of the Financial Institutions Group from 1993 until 1996; and Associate Director of the Financial Institutions Group from 1990 until 1993. He was a Senior Analyst for the Financial Institutions Group from 1985 until 1990. Prior thereto, Mr. Murray was a lending officer in the Latin American division of Irving Trust Company from 1981 until 1985.

John Rutherfurd, Jr., 65 Chairman and Chief Executive Officer	Mr. Rutherfurd has served as Chairman of the Board since October 2003 and the Company’s Chief Executive Officer since October 1, 2000 and has been a member of the Board of Directors since May 2000. Mr. Rutherfurd served as President of Moody’s Corporation from October 2000 until October 2003 and President of Moody’s Investors Service, Inc. from January 1998 until November 2001. Prior thereto, he was the Chief Administrative Officer from 1996. Mr. Rutherfurd also served as Managing Director of Moody’s Holdings Inc. from 1995 until 1996, and served as President of Interactive Data Corporation (“IDC”), a wholly owned subsidiary of Old D&B, from 1985 to 1989 and from 1990 until IDC was sold by Old D&B in September 1995. Mr. Rutherfurd is also a director of NASD and ICRA Limited, a credit rating agency in India that is affiliated with Moody’s.

ITEM 2. PROPERTIES

The executive offices of Moody’s are located at 99 Church Street, New York, New York, in a 297,000-square-foot property owned by Moody’s. Moody’s operations are also conducted from 9 other U.S. offices and 21 non-U.S. office locations, all of which are leased. These other properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements, and virtually all space is being utilized.

ITEM 3. LEGAL PROCEEDINGS

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is both probable that a liability has been incurred and the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

The discussion of the litigation under the heading “Legacy Contingencies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 34 of this annual report on Form 10-K, is incorporated into this Item 3 by reference.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this annual report on Form 10-K, no matter was submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information in response to this Item is set forth under the captions “Common Stock Information” and “Dividends” in Item 7 of this annual report on Form 10-K.

MOODY’S PURCHASES OF EQUITY SECURITIES
For the Three Months Ended December 31, 2004

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Program	Program (1)
October 1 - 31	—	—	—	$547.7 million
November 1 - 30	—	—	—	$547.7 million
December 1 - 31	—	—	—	$547.7 million
Total	—	—	—

(1) As of the last day of each of the months. On May 24, 2004, the Company announced that its Board of Directors had authorized a new $600 million share repurchase program, which includes both special share repurchases and systematic share repurchases to offset shares issued under Moody’s stock-based compensation plans. There is no established expiration date for this authorization. During June 2004, the Company had completed its previous $450 million program, which had been authorized by the Board of Directors in October 2002.

Since becoming a public company in October 2000 and through the end of 2004, Moody’s has repurchased 26.4 million shares at a total cost of $1.1 billion, including 13.0 million shares to offset issuances under employee stock plans.

ITEM 6. SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,
amounts in millions, except per share data	2004	2003	2002	2001	2000 (4)
Results of operations (1)
Revenue	$1,438.3	$1,246.6	$1,023.3	$796.7	$602.3
Expenses	651.9	583.5	485.2	398.2	313.8

Operating income	786.4	663.1	538.1	398.5	288.5
Non-operating expense, net (2)	(15.1)	(6.7)	(20.7)	(16.6)	(4.5)

Income before provision for income taxes	771.3	656.4	517.4	381.9	284.0
Provision for income taxes	346.2	292.5	228.5	169.7	125.5

Net income	$425.1	$363.9	$288.9	$212.2	$158.5

Earnings per share
Basic	$2.86	$2.44	$1.88	$1.35	$0.98
Diluted	$2.79	$2.39	$1.83	$1.32	$0.97

Weighted average shares outstanding
Basic	148.5	148.9	153.9	157.6	161.7
Diluted	152.3	152.3	157.5	160.2	163.0

Dividends declared per share	$0.30	$0.18	$0.18	$0.18	$0.045

	As of December 31,
	2004	2003	2002	2001	2000 (4)
Balance sheet data
Total assets	$1,376.0	$952.3	$630.8	$505.4	$398.3
Long-term debt (3)	$—	$300.0	$300.0	$300.0	$300.0
Shareholders’ equity (deficit)	$317.5	$(32.1)	$(327.0)	$(304.1)	$(282.5)

(1)	The 2002 results of operations include revenue of $42.1 million, expenses of $42.8 million and an operating loss of $0.7 million related to KMV, which was acquired in April 2002.

(2)	Non-operating expense, net includes $23.0 million, $23.5 million, $23.5 million, $22.9 million and $5.8 million, in 2004, 2003, 2002, 2001 and 2000 respectively, of interest expense that principally relates to the Company’s $300 million of notes payable issued in October 2000. The 2003 amount also includes a gain of $13.6 million on an insurance recovery related to the September 11th tragedy.

(3)	The amounts shown as long-term debt represent notes payable that mature in September 2005. These notes payable are classified as a current liability at December 31, 2004.

(4)	The 2000 financial data included herein is presented as if the Company were a separate entity for the entire year, and may not necessarily reflect results of operations or financial position of Moody’s had it been a separate entity prior to the Distribution Date. The 2000 results include $13.3 million of cost allocations from old D&B through the Distribution Date, related to employee benefits, centralized services and other corporate overhead.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” on page 41 and “Additional Factors That May Affect Future Results” on page 30 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks.

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

Revenue Recognition

In recognizing revenue related to ratings, Moody’s uses judgments to allocate billed revenue between ratings and the future monitoring of ratings in cases where the Company does not charge ongoing monitoring fees for a particular issuer. These judgments are not dependent on the outcome of future uncertainties, but rather relate to allocating revenue across accounting periods. In such cases, the Company defers portions of rating fees that it estimates will be attributed to future monitoring activities and recognizes the deferred revenue ratably over the estimated monitoring periods.

The portion of the revenue to be deferred is determined based on annual monitoring fees charged for similar securities or issuers and the level of monitoring effort required for a type of security or issuer. The estimated monitoring period over which the deferred revenue will be recognized is determined based on factors such as the frequency of issuance by the issuers and the lives of the rated securities. Currently, the estimated monitoring periods range from three to ten years. At December 31, 2004 and 2003, deferred revenue included approximately $30 million and $26 million, respectively, related to such deferred monitoring fees.

Moody’s estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Related revenue is accrued each quarter based on estimated amounts outstanding, and is billed subsequently when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2004 and 2003, accounts receivable included approximately $29 million and $26 million, respectively, related to accrued commercial paper revenue. Historically, the Company has not had material differences between the estimated revenue and the actual billings.

Accounts Receivable Allowance

Moody’s records as reductions of revenue provisions for estimated future adjustments to customer billings based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance. Adjustments to and write-offs of accounts receivable are charged against the allowance. Moody’s evaluates its accounts receivable by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its reviews, Moody’s establishes or adjusts allowances for specific customers and the accounts receivable balance as a whole, as considered appropriate. This process involves a high degree of judgment and estimation and frequently involves significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above-noted factors, or actual write-offs or adjustments that differ from the estimated amounts, could result in allowances that are greater or less than Moody’s estimates. In each of 2004 and 2003, the Company reduced its provision rates and its allowances to reflect its current estimate of the appropriate level of accounts receivable allowance.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this Management’s Discussion and Analysis, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as additional information becomes available may, in the future, adjust the provisions made in respect thereof. Since the potential exposure on many of these matters is material, and it is possible that these matters could be resolved in amounts that are greater than the Company has reserved, their resolution could have a material adverse effect on Moody’s future reported results and financial position. In addition, potential cash outlays related to the resolution of these exposures could be material.

For the years ended December 31, 2004 and 2003, the provision for income taxes reflected charges of $30.0 million and $16.2 million, respectively, to increase the Company’s reserves for legacy income tax exposures that were assumed by Moody’s in connection with its separation from The Dun & Bradstreet Corporation in October 2000. These tax matters are discussed under “Legacy Tax Matters” below.

Goodwill

Moody’s evaluates its goodwill for impairment annually or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Moody’s goodwill balance is material ($131.7 million at December 31, 2004), and the evaluation of the carrying value of goodwill requires that the Company make important assumptions and judgments about future operating results and cash flows as well as terminal values and discount rates. In estimating future operating results and cash flows, Moody’s considers internal budgets and strategic plans, expected long-term growth rates, and the effects of external factors and market conditions. If actual future operating results and cash flows or external conditions differ from the Company’s judgments, or if changes in assumed terminal values or discount rates are made, an impairment charge may be necessary to reduce the carrying value of goodwill, which charge could be material to the Company’s financial position and results of operations.

Pension and Other Post-Retirement Benefits

The expenses, assets, liabilities and obligations that Moody’s reports for pension and other post-retirement benefits are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

•  future compensation increases, based on the Company’s long-term actual experience and future outlook

•  discount rates, based on current yields on high grade corporate long-term bonds

•  long-term return on pension plan assets, based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments)

In determining such assumptions, the Company consults with outside actuaries and other advisors where deemed appropriate. In accordance with relevant accounting standards, if actual results differ from the Company’s assumptions, such differences are deferred and amortized over the estimated future working life of the plan participants. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s pension and other post-retirement benefits.

The table below shows the estimated effect that a one percentage point decrease in each of these assumptions will have on Moody’s 2005 operating income (dollars in millions). These effects have been calculated using the Company’s current projections of 2005 assets, liabilities, obligations and expenses related to pension and other post-retirement plans, which could change as updated data becomes available.

		Estimated Impact on
	Assumption Used for	2005 Operating Income
	2005	(Decrease)/Increase
Discount Rate	5.90%	$(3.9)
Weighted Average Assumed Compensation Growth Rate	4.00%	$1.2
Assumed Long-Term Rate of Return on Pension Assets	8.35%	$(1.0)

Based on our current projections, the Company estimates that expenses related to pension and post-retirement plans will be approximately $13 million in 2005 compared with $8 million in 2004. The expected expense increase in 2005 reflects the effects of normal growth in plan liabilities, as well as amortization of actuarial losses due to differences between past actuarial assumptions and actual plan experience, and assumption changes adopted as of December 31, 2004.

Stock-Based Compensation

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 are being expensed by the Company over the option vesting period, based on the estimated fair value of the option award on the date of grant. The estimated fair value is calculated based on a Black-Scholes option pricing model using assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company, which is limited. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense to be recognized over the option vesting period.

An increase in the following assumptions would have had the following estimated effect on operating income in 2004 (dollars in millions):

				Estimated Impact on
			Amount of Increase in	Operating Income in 2004
	Assumption Used		Assumption	(Decrease)/Increase
Expected Dividend Yield	2003 grants	0.41%	0.10%	$0.2
	2004 grants	0.46%
Expected Share Price Volatility	2003 and 2004 grants	30%	5%	($2.5)
Expected Option Holding Period	2003 and 2004 grants	5.0 years	1.0 year	($2.3)

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

See Note 2 to the consolidated financial statements for further information on key accounting policies that impact Moody’s.

Operating Segments

Prior to 2002, the Company operated in one reportable business segment – Ratings, which accounted for approximately 90% of the Company’s total revenue. With the April 2002 acquisition of KMV and its combination with Moody’s Risk Management Services to form Moody’s KMV, Moody’s now operates in two reportable business segments: Moody’s Investors Service and Moody’s KMV. Accordingly, in the second quarter of 2002, the

Company restated its segment information for prior periods to conform to the current presentation. In order to provide additional information relating to Moody’s operating results, the discussion below includes information analyzing operating results as if the acquisition of KMV had been consummated as of January 1, 2002. This information is presented in a manner consistent with SFAS No. 141, “Business Combinations”, and is described in more detail in Note 5 to the consolidated financial statements.

The Moody’s Investors Service business consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings on fixed-income obligors and instruments in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are they allocated to the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV business develops and distributes quantitative credit assessment products and services for banks and investors in credit-sensitive assets, credit training services and credit process software.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Total Company Results

Moody’s revenue for 2004 was $1,438.3 million, an increase of $191.7 million or 15.4% from $1,246.6 million for 2003. Moody’s achieved strong revenue growth in a number of business sectors. U.S. structured finance was the largest contributor to year over year growth, primarily due to residential mortgage backed and home equity loan securities. Research experienced robust growth in all geographies. U.S. corporate finance growth was primarily due to revenue related to the ratings of bank credit facilities and high yield issues. Global financial institutions contributed to growth as well, most notably in the U.S. insurance and real estate sectors and the U.S. and European banking sectors.

Revenue in the United States was $911.2 million for 2004, an increase of $115.9 million or 14.6% from $795.3 million for 2003. Approximately $52 million of this increase was due to growth in structured finance. The U.S. residential mortgage backed and home equity sector was the largest contributor, driven by the favorable interest rate environment and a strong housing market. In addition, over $26 million of Moody’s U.S. revenue growth was contributed by corporate finance, primarily reflecting strong activity in the ratings of bank credit facilities and high yield bonds. The U.S. research business contributed about $20 million of growth. The financial institutions and MKMV businesses contributed approximately $15 million and $8 million, respectively, to Moody’s United States growth . Public finance revenue in the U.S. declined by approximately $5 million year-to-year, mainly due to a 6% decline in dollar issuance in the municipal bond market.

Moody’s international revenue was $527.1 million in 2004, an increase of $75.8 million or 16.8% from $451.3 million in 2003. Foreign currency translation accounted for approximately $21 million of reported international revenue growth. Reported ratings revenue grew approximately $45 million, with about $27 million of that growth coming from structured finance. Europe contributed approximately 80% of the growth in international structured finance. Financial institutions and corporate finance contributed approximately $13 million and $6 million, respectively, to revenue growth. Research revenue growth of approximately $23 million was primarily in Europe. MKMV contributed approximately $8 million of revenue growth outside the U.S.

Moody’s expenses of $617.8 million in 2004 were $66.9 million or 12.1% greater than $550.9 million in 2003. Compensation and benefits continue to be Moody’s largest expense, accounting for approximately two-thirds of total expenses in 2004 and 2003. Moody’s increased its overall staffing by over 175 people, or 8%, during 2004 to support continued growth in the business. The table below shows Moody’s staffing at year-end 2004 compared with year-end 2003.

	December 31, 2004			December 31, 2003
	United States	International	Total	United States	International	Total
Moody’s Investors Service	1,350	709	2,059	1,258	655	1,913
Moody’s KMV	343	75	418	318	69	387

Total	1,693	784	2,477	1,576	724	2,300

Operating expenses were $ 375.4 million in 2004, an increase of $28.1 million or 8% from $347.3 million in 2003. The largest contributor to this increase was growth in compensation and benefits expense of $25 million, reflecting compensation increases, increased staffing, and higher stock-based compensation expense. Moody’s global staffing reflected hiring in the specialist teams that support Moody’s Enhanced Analysis Initiative, in several of Moody’s U.S. and international ratings businesses, and at Moody’s KMV. Stock-based compensation expense increased $12.3 million year-to-year. As more fully discussed in Note 2 to the consolidated financial statements, the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense principally reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made, as well as the effect of a higher share price on the value of the 2004 equity grants.

Selling, general and administrative (“SG&A”) expenses were $242.4 million in 2004, an increase of $38.8 million or 19% from $203.6 million in 2003. Year-to-year expense increases included growth in compensation and benefits of $24 million, reflecting compensation increases, increased staffing, and $4.7 million related to stock-based compensation as discussed above. Additional increases were due to higher rent and occupancy costs of approximately $4 million to support business expansion, and higher professional services costs, including spending of approximately $5 million related to Sarbanes-Oxley compliance.

Operating income of $786.4 million in 2004 rose $123.3 million or 18.6% from $663.1 million in 2003. Foreign currency translation contributed approximately $6 million to operating income growth. Moody’s operating margin for 2004 was 54.7% compared to 53.2% in 2003. The increase in margin principally reflected better-than-expected revenue growth.

Moody’s reported $15.1 million of interest and other non-operating expense, net in 2004 compared with $6.7 million in 2003. The 2003 amount included a gain of $13.6 million on an insurance recovery related to the September 11th tragedy, as discussed in Note 18 to the consolidated financial statements. Interest expense was $23.0 million in 2004 and $23.5 million in 2003. The amounts in both periods included $22.8 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $6.8 million in 2004 compared to $1.7 million in 2003. The increase was due to a higher average investment balance as well as an increase in the weighted average yield. Foreign exchange gains were $1.9 million and $2.2 million in 2004 and 2003, respectively.

Moody’s effective tax rate was 44.9% in 2004 compared to 44.6% in 2003. The 2004 and 2003 effective tax rates included charges aggregating approximately $30.0 million and $16.2 million, respectively, for increases in reserves related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from The Dun & Bradstreet Corporation in October 2000 (see Contingencies – Legacy Tax Matters, below).

Net income was $425.1 million in 2004, an increase of $61.2 million or 16.8% from $363.9 million in 2003. Basic and diluted earnings per share for 2004 were $2.86 and $2.79, respectively, compared to basic and diluted earnings per share of $2.44 and $2.39, respectively, for 2003.

Segment Results

Moody’s Investors Service

Moody’s Investors Service revenue for 2004 was $1,310.7 million, up $176.0 million or 15.5% from $1,134.7 million in 2003. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation contributed approximately $21 million to reported revenue growth, reflecting the depreciation of the U.S. dollar, mainly versus the Euro. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $538.6 million for 2004, an increase of $78.0 million or 16.9% from $460.6 million in the same period of 2003. Approximately $51 million of this increase was in the United States, with the residential mortgage and home equity sector contributing nearly $34 million of this amount. In this sector, growth was driven by increases in mortgage lending and home equity loans due to low interest rates, a strong housing market, and gains in market coverage. Good growth was also achieved in U.S. revenue from ratings of collateralized debt obligations (where the count of issues was up approximately 27% versus the prior year) and ratings of commercial mortgage backed securities (driven by record market issuance). International structured finance revenue grew approximately $27 million; about 80% of the growth was attributable to Europe, with growth in all asset classes. Foreign currency translation contributed approximately $9 million to year-to-year growth in global structured finance revenue. Price increases also contributed to year-to-year growth.

Corporate finance revenue was $311.5 million in 2004, up $32.7 million or 11.7% from $278.8 million in 2003. Revenue grew by approximately $26 million in the United States, reflecting strong growth in ratings of speculative-grade bonds as well as syndicated bank loans and other areas not related to public debt issuance. Price increases also contributed to revenue growth in this sector. These positive impacts were partially offset by the effects of a year-to-year decline in issuance of investment grade securities in the U.S. markets. International corporate finance revenue grew approximately $6 million, with roughly one-half of the growth attributed to foreign currency translation. Underlying revenue growth primarily reflected higher issuance volumes in Asia outside of Japan and Australia. Issuance in Europe was weak compared to 2003. Speculative grade issuance was strong, but investment grade issuance declined year-to-year as improved corporate profitability reduced borrowing needs and mergers and acquisitions remained weak.

Revenue in the financial institutions and sovereign risk group was $208.9 million for 2004, an increase of $27.7 million or 15.3% from $181.2 million in 2003. In the U.S., revenue grew $15 million year-to-year, principally reflecting refinancings in the real estate sector, new relationships in the insurance sector, and strong banking issuance as interest rate spreads tightened. Revenue from outside the U.S. grew approximately $13 million over the prior year, primarily in Europe. European growth reflected modest increases in issuance volumes, primarily in the banking sector, and good growth from new rating relationships. Foreign currency translation contributed approximately $3 million to revenue growth.

Public finance revenue was $82.2 million for 2004, a decrease of $5.0 million or 5.7% from $87.2 million in 2003. Dollar issuance in the municipal bond market declined 6% versus the same period in 2003, reflecting higher borrowing costs, a reduced pool of debt that was refunded and reduced borrowing needs due to strengthened tax receipts.

Research revenue of $169.5 million for 2004 was $42.6 million or 33.6% higher than the $126.9 million reported in 2003. Revenue grew by approximately $20 million in the U.S. and $16 million in Europe. The strong performance reflected growth in licensing of Moody’s information to financial customers for internal use and redistribution, sales of new products to existing clients and new clients. Foreign currency translation also contributed approximately $6 million to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $513.7 million in 2004, an increase of $51.5 million or 11.1% from $462.2 million in 2003. Compensation and benefits expense accounted for $37 million of the expense growth. This increase included $15.0 million related to stock-based compensation, as discussed above. The growth also reflected compensation increases and staffing growth in many areas, including the specialist teams that support Moody’s Enhanced Analysis Initiative. Additionally, rent and occupancy costs increased approximately $5 million due to business expansion. Year-to-year expense growth also includes higher professional services costs. Foreign currency translation contributed approximately $14 million to year-to-year growth in reported expenses. Depreciation and amortization expense was $16.9 million in 2004 versus $15.4 million in 2003.

Moody’s Investors Service operating income of $780.1 million in 2004 was up $123.0 million or 18.7% from $657.1 million in 2003. Foreign currency translation contributed approximately $7 million to the year-to-year growth in operating income.

Moody’s KMV

Moody’s KMV revenue of $127.6 million for 2004 was up $15.7 million or 14.0% from $111.9 million in 2003. Revenue grew by approximately $8 million in the U.S. and approximately $4 million in Europe. About $14 million of MKMV’s global revenue growth was related to subscriptions for its credit risk assessment products, including CreditEdge™, RiskCalc™ and Portfolio Manager™, representing high teens percent revenue growth. Sales of MKMV’s credit processing software and training products accounted for approximately $2 million of revenue growth.

MKMV’s operating, selling, general and administrative expenses were $104.1 million for 2004, an increase of $15.4 million or 17.4% from $88.7 million for 2003. The year-to-year increase primarily reflected growth of $11 million in compensation and related expenses. This reflected higher staffing to support the continued growth of the business as well as a $2.0 million increase related to stock-based compensation, as discussed above. Depreciation and amortization expense was $17.2 million in both 2004 and 2003. MKMV operating income was $6.3 million for 2004 compared with $6.0 million for 2003. The effects of foreign currency translation reduced MKMV reported year-to-year growth in operating income by approximately $2 million.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Total Company Results

Moody’s revenue for 2003 was $1,246.6 million, an increase of $223.3 million or 21.8% from $1,023.3 million in the prior year. Assuming that Moody’s had acquired KMV on January 1, 2002, Moody’s pro forma 2002 revenue would have been $1,038.4 million and year-to-year pro forma growth in 2003 would have been 20.1%. The Company benefited from strong growth in a number of U.S. ratings sectors, including residential mortgage-backed securities, home equity loan securitizations and the high yield segment of the corporate bond market, and from strong corporate issuance in Europe in the second half of the year. Moody’s research business produced very strong results and Moody’s KMV also generated good growth. In addition, foreign currency translation accounted for approximately $22 million of reported revenue growth.

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

Moody’s international revenue was $451.3 million in 2003, an increase of $108.8 million or 31.8% over $342.5 million in 2002. Assuming that Moody’s had acquired KMV on January 1, 2002, pro forma international revenue for 2002 would have been $350.0 million and year-to-year pro forma growth would have been 28.9%. Growth was driven by strong performance in Europe and several other regions, with foreign currency translation accounting for approximately 650 basis points of reported revenue growth. International revenue accounted for 36% of Moody’s total revenue in 2003, compared with 33% in the prior year.

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

Operating expenses were $347.3 million in 2003, an increase of $62.0 million or 21.7% from $285.3 million in 2002. Assuming that Moody’s had owned KMV for all of 2002, pro forma operating expenses would have been $290.1 million in 2002, and year-to-year growth would have been $57.2 million or 19.7%. The largest contributor to this increase was growth in compensation and benefits expense of $48 million. This reflected compensation increases as well as increased staffing in Europe, the global structured finance business, the specialist teams that support Moody’s Enhanced Analysis Initiative, and MKMV. The year-to-year operating expense increase also reflected $8.0 million related to the Company’s change in accounting for stock-based compensation, mainly for stock options granted in February 2003.

Selling, general and administrative (“SG&A”) expenses were $203.6 million in 2003, an increase of $28.3 million or 16.1% from $175.3 million in 2002. Assuming that Moody’s had owned KMV for all of 2002, pro forma SG&A expenses would have been $183.1 million in 2002, and year-to-year growth would have been $20.5 million or 11.2%. Year-to-year expense increases included higher professional fees of $4 million, mainly for legal costs, increased compensation and benefits of approximately $4 million, higher rent and occupancy costs to support business expansion, and $2.8 million related to the Company’s change in accounting for stock-based compensation, mainly for stock options granted in February 2003.

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

Operating income of $663.1 million in 2003 rose $125.0 million or 23.2% from $538.1 million in 2002. This increase was primarily the result of the revenue growth mentioned above. The strength of foreign currencies, especially the Euro, relative to the U.S. dollar accounted for approximately $8 million of reported operating income growth. Moody’s operating margin for 2003 was 53.2% compared to 52.6% in 2002. The increase reflected the strong growth in revenue in the Moody’s Investors Service business without a proportional increase in expenses. Partially offsetting this impact were: (1) growth in Moody’s KMV revenue at a lower incremental margin than the Moody’s Investors Service business; and (2) 2003 expense of $10.8 million related to stock-based compensation with no counterpart in 2002.

Interest and other non-operating expense, net was $6.7 million in 2003 compared with $20.7 million in 2002. The 2003 amount included a gain of $13.6 million on an insurance recovery related to the September 11th tragedy, as discussed in Note 18 to the consolidated financial statements. Interest expense was $23.5 million in 2003 and 2002. The amounts in both periods included $22.8 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $1.7 million in 2003, down from $2.3 million in 2002 despite higher invested cash, due to lower U.S. interest rates in 2003 compared to 2002. Foreign exchange gains were $2.2 million in 2003 and $0.3 million in 2002.

Moody’s effective tax rate was 44.6% in 2003 compared to 44.2% in 2002. The 2003 effective tax rate included the impact of a $16.2 million increase in reserves related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from The Dun & Bradstreet Corporation in October, 2000 (see Contingencies – Legacy Tax Matters, below). This charge accounted for a 250 basis point increase in the effective rate in 2003. This increase was partially offset by the favorable impacts of continued operating growth in jurisdictions with lower tax rates than New York and tax benefits from the establishment of a New York captive insurance company during 2002.

Net income was $363.9 million in 2003, an increase of $75.0 million or 26.0% from $288.9 million in 2002. Earnings per share were $2.44 basic and $2.39 diluted in 2003, compared with $1.88 basic and $1.83 diluted in 2002.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for 2003 was $1,134.7 million, up $192.9 million or 20.5% from $941.8 million in 2002. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation accounted for approximately $22 million of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $460.6 million for 2003, an increase of $76.3 million or 19.9% from $384.3 million in 2002. Approximately $48 million of this increase was in United States revenue, which grew in the mid-teens percent range, and $28 million was in international, which grew in the low twenty percent range. In the United States, the residential mortgage and home equity loan sector contributed $15 million of revenue growth, as low interest rates drove strong refinancing activity. Good growth was also achieved in revenue from ratings of asset backed securities, reflecting year-to-year growth of about 10% in issuance volumes, particularly student loans, and higher average prices due to more complex transactions. Revenue from ratings of credit derivatives also grew year-to-year. Outside the United States, European structured finance was the main growth driver, contributing $24 million of year-to-year revenue growth. This principally reflected growth in collateralized debt obligations and residential mortgage backed securities. Foreign currency translation and price increases also contributed to year-to-year growth in global structured finance revenue.

Corporate finance revenue was $278.8 million in 2003, up $51.1 million or 22.4% from $227.7 million in 2002. Revenue grew by $27 million in the United States, where the number of speculative grade issues rose significantly year-to-year due to refinancings and new issuers. In addition, the number of investment grade issuance transactions increased nearly 10% year-to-year, although dollar issuance declined. U.S. revenue growth was also derived from areas not related to public debt issuance such as syndicated bank loan ratings and relationship-based fees. In Europe, revenue grew by $19 million year-to-year. The dollar volume of issuance was up nearly 40% primarily due to refinancing activity (as spreads tightened) and new issuers accessing the market. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $181.2 million for 2003, an increase of $26.2 million or 16.9% from $155.0 million for 2002. The year-to-year growth was almost wholly due to Europe, where revenue growth exceeded 40%. This reflected a substantial year-to-year increase in issuance and the addition of new issuers. In the U.S., revenue was flat versus strong prior year comparisons. Price increases also contributed to global financial institutions revenue growth over the prior year.

Public finance revenue of $87.2 million for 2003 was up $6.0 million or 7.4% from $81.2 million in 2002. Dollar issuance in the municipal bond market grew 5% versus 2002, but issuance of short-term notes declined year-to-year. Refinancings represented approximately 34% of total dollar issuance in 2003 versus 33% in 2002.

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

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $462.2 million in 2003, an increase of $76.5 million or 19.8% from $385.7 million in 2002. Compensation and benefits expense accounted for $52 million of the total expense growth. This reflected compensation increases and staffing growth in Europe and the global structured finance business as well as the specialist teams that support Moody’s Enhanced Analysis Initiative. Despite the increase in staffing, incentive compensation decreased slightly year-to-year due to lower growth in the Company’s operating results in 2003 compared with 2002. Other year-to-year expense increases included: $9.6 million related to the Company’s change in accounting for stock-based compensation (mainly related to stock options granted in February 2003); $7 million for increased professional fees, mainly for legal fees and technology consulting costs; and $4 million related to rent, occupancy and travel related costs in connection with business expansion. Foreign currency translation also contributed to year-to-year growth in reported expenses. Depreciation and amortization expense was $15.4 million in 2003 versus $12.7 million in 2002. The year-to-year increase of $2.7 million principally related to computer hardware and software placed into service during 2003.

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

MKMV’s pro forma year-to-year revenue increase in 2003 principally reflected $12 million of growth in subscription revenue from credit risk assessment products, including Credit EdgeTM, RiskCalcTM, and Portfolio ManagerTM. Revenue from license fees and maintenance related to credit processing software grew $2 million year-to-year.

Operating, selling, general and administrative expenses in 2003 increased slightly compared to pro forma 2002 expenses. Compensation and benefits expense was flat year-to-year. The impacts of compensation increases and higher staffing to support the continued growth of the business were offset by lower expenses for incentive compensation due to below target operating performance in 2003, whereas performance was above target in 2002. Commission expense for third party distributors declined due to lower sales from this source in 2003. Expenses in 2003 included $1.2 million related to the Company’s change in accounting for stock-based compensation, mainly for options granted in February 2003. Pro forma depreciation and amortization expense reflected $8.8 million of amortization of acquired KMV software and intangible assets in each period. The pro forma year-to-year increase in depreciation and amortization expense was primarily due to increased amortization of capitalized software development costs.

Market Risk

Moody’s maintains operations in 19 countries outside the United States. Approximately 25% of the Company’s revenue was billed in currencies other than the U.S. dollar in 2004, principally the Euro. Approximately 30% of the Company’s expenses were incurred in currencies other than the U.S. dollar in 2004, principally the Euro and the British Pound. As such, the Company is exposed to market risk from changes in foreign exchange rates.

As of December 31, 2004, approximately 18% of Moody’s assets were located outside the U.S. Of Moody’s aggregate cash and cash equivalents of $606.1 million at December 31, 2004, approximately $102 million was located outside the United States (with $83 million in the U.K.), making the Company susceptible to fluctuations in foreign exchange rates. The effects of changes in the value of foreign currencies relative to the U.S. dollar on assets and liabilities of non-U.S. operations are charged or credited to the cumulative translation adjustment in shareholders’ equity.

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

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $519.7 million, $468.4 million, and $334.8 million for the years ended December 31, 2004, 2003 and 2002.

Moody’s net cash provided by operating activities in 2004 increased by $51.3 million compared with 2003. Contributing to this growth was the increase in net income of $61.2 million, which included increases in non-cash expenses of $17.0 million related to stock-based compensation, and $13.8 million related to legacy tax provisions for which cash payments have not yet been made. In addition, cash tax benefits from the exercise of stock options in 2004 exceeded the prior year by $22.6 million. Partially offsetting these sources of cash in 2004 were negative effects due to timing of income tax payments. In 2004, the Company made approximately $47 million of income tax payments related to 2003 tax liabilities. This includes approximately $11 million related to the change in treatment of tax benefits for stock options outstanding prior to the Company’s separation from Dun & Bradstreet, as discussed in Note 2 to the consolidated financial statements.

Moody’s net cash provided by operating activities in 2003 increased by $133.6 million compared with 2002. The two largest factors affecting the year-to-year increase were growth in net income of $75.0 million, and a year-over-year decrease of $16.0 million in income tax payments despite an increase of $64.0 million in the income tax provision. Income tax payments totaled $210.6 million in 2003 compared to $226.6 million in 2002. The 2002 amount included $50 million of tax payments that were deferred from 2001 to 2002 due to the September 11th tragedy. Also, the 2003 amount was favorably affected by timing of tax payments. In addition to the two factors noted above, growth in deferred revenue accounted for $21.9 million of the year-to-year increase in net cash provided by operating activities in 2003, and higher non-cash expenses for depreciation and amortization and stock-based compensation accounted for an additional $18.8 million of favorable variance. Partially offsetting these impacts, Moody’s investment in accounts receivable increased by $75.2 million year-to-year. This increase reflected continued growth in the business, significant year-to-year growth in billings in the fourth quarter of 2003 and an increase in days billings outstanding during 2003.

Net cash used in investing activities was $24.8 million, $17.1 million and $223.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Investing activities in each year principally consisted of capital expenditures, investments in affiliates and acquisitions (most notably the 2002 acquisition of KMV). The 2004 amount included approximately $3.5 million related to investments in rating agencies in Russia, Korea, Egypt and India. The 2003 amount included $1.1 million of cash acquired in connection with an increase in the Company’s ownership of Argentine rating agencies, as described in Note 5 to the consolidated financial statements. Cash used for acquisitions included $205.4 million (net of cash acquired) for KMV in 2002. Spending for property and equipment and for the capitalization of development costs for MKMV’s software products totaled $21.3 million, $17.9 million and $18.1 million in 2004, 2003 and 2002, respectively.

Net cash used in financing activities was $162.3 million, $227.7 million and $236.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. During 2003, the Company repaid $107.1 million of borrowings that had been outstanding under its bank revolving credit facility at December 31, 2002. Spending for share repurchases totaled $221.3 million in 2004, $171.7 million in 2003 and $369.9 million in 2002. These amounts were offset in part by proceeds from exercises of stock options of $105.0 million in 2004, $79.0 million in 2003 and $54.0 million in 2002. Dividends paid were $44.7 million, $26.8 million and $27.8 million in 2004, 2003 and 2002, respectively. The increase in 2004 reflects a quarterly dividend of $0.075 per share in 2004 versus $0.045 per share in 2003 and 2002.

Future Cash Requirements

Moody’s currently expects to fund expenditures as well as liquidity needs created by changes in working capital from internally generated funds. The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2005. Cash requirements for periods beyond the next twelve months will depend among other things on the Company’s profitability and its ability to manage working capital requirements.

The Company currently intends to use a portion of its cash flow to pay a quarterly dividend, which the Board of Directors raised from $0.045 per share to $0.075 per share in December 2003. On February 15, 2005, the board voted to increase the quarterly dividend per share to $0.11, before giving effect to a proposed two-for-one stock split, payable on June 15, 2005 to shareholders of record as of May 27, 2005. If the stock split is effected, as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Dividends”, then on a post-split basis, the dividend will be increased to 5.5 cents per share from the 3.75 cents per share that otherwise would have been paid absent the dividend increase. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

The Company currently also intends to use the majority of its remaining cash flow provided by operating activities to continue its share repurchase program. However, the Company exercises discretion as to when and at what price to repurchase shares. Accordingly, share repurchase activity may fluctuate from quarter to quarter, and there may be periods in which the Company does not repurchase shares.

In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays, including during 2005, to pay to New D&B its share of potential liabilities related to the legacy tax and legal contingencies that are discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Contingencies”. In addition, management is currently evaluating refinancing alternatives for its $300 million of notes payable outstanding, which mature in September 2005. It is possible that the Company may not immediately refinance these notes when they mature, in which case their repayment would substantially reduce the Company’s cash balance. These potential cash outlays could be material and might affect liquidity requirements, and they could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness

At December 31, 2004 and 2003, the Company had outstanding $300 million of notes payable. The Company also had in place a $160 million bank revolving credit facility. There were no borrowings under the revolving credit facility during 2004.

The $300 million of notes payable were secured in connection with the 2000 Distribution, as that term is defined in Note 1 to the consolidated financial statements. In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit. On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Management is in the process of evaluating refinancing alternatives for the Notes when they mature in September 2005. At December 31, 2004, the Notes have been classified as a current liability.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. This Facility replaced the $80 million 5-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points, depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At December 31, 2004, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at December 31, 2004. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Agreements also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the related agreements, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the related agreements, of not more than 4 to 1 at the end of any fiscal quarter. At December 31, 2004, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts due becoming immediately due and payable and all commitments being terminated.

Off-Balance Sheet Arrangements

At December 31, 2004 and 2003, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2004.

		Payments Due by Period
		Less Than 1
(in millions)	Total	Year	1-3 Years	4-5 Years	Over 5 Years
Notes payable (1)	$322.8	$322.8	$—	$—	$—
Operating lease obligations	65.0	15.7	22.1	15.3	11.9
Capital lease obligations	1.3	1.3	—	—	—
Contingent payment related to acquisition of Korea Investors Service (2)	3.7	3.7	—	—	—
Purchase obligations (3)	5.9	2.7	2.8	0.4	—

Total	$398.7	$346.2	$24.9	$15.7	$11.9

(1)	Includes $5.7 million of accrued interest as of December 31, 2004 and $17.1 million of interest that will accrue and be due from January 1, 2005 through September 30, 2005, when the notes mature.

(2)	This amount reflects Moody’s current estimate of the contingent payment related to the acquisition of Korea Investors Service, which will be determined based on the net income of Korea Investors Service for the three-year period ended December 31, 2004. See Note 5 to the consolidated financial statements.

(3)	Purchase obligations include contracts for telecommunications, data processing services and back-up facilities, and professional services.

2005 Outlook

Moody’s outlook for the full year 2005 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage refinancing activity, securitization levels and capital markets issuance. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from the outlook presented below.

In the U.S., the Company expects mid-single-digit percent revenue growth for the ratings and research business for the full year 2005. In the U.S. structured finance market, Moody’s expects that revenue from rating residential mortgage and home equity securities will decline by approximately twenty percent or more in 2005 from the record level of 2004. The Company expects good year-over-year growth in several other sectors of U.S. structured finance, including asset-backed securities and credit derivatives, and flat to modest growth in asset-backed commercial paper and commercial mortgage-backed securities. Accordingly, for the full year Moody’s expects a modest decline in U.S. structured finance revenue. In the U.S. corporate finance business, the Company expects that modest growth in investment-grade issuance and bank loan ratings, and revenue from our Enhanced Analysis Initiative, will offset relative weakness in speculative-grade bond activity, resulting in high single-digit percent growth in revenue. Flat issuance volume in the financial institutions sector in the U.S. is expected to be offset by revenue from the Enhanced Analysis Initiative and new rating relationships, allowing low double-digit percent growth in this business in the U.S. in 2005. Moody’s expects a second consecutive year of modest year-to-year revenue decline in U.S. public finance. The Company is also forecasting continued strong growth in the U.S. research business.

Outside the U.S. Moody’s expects growth in ratings and research revenue in the range of 20%, with double-digit percent growth in all major business lines in almost all regions assisted by favorable foreign currency impacts. The Company’s projection assumes improved corporate issuance in Europe after a relatively weak 2004, modest issuance growth in the financial institutions sector and growth in several sectors of structured finance in Europe and Japan. In addition, Moody’s expects continued strong growth in international research revenue.

Finally, the Company continues to expect global revenue to rise in the mid-teens percent range at Moody’s KMV, reflecting good growth in both credit risk assessment subscription products and credit processing software products.

For Moody’s overall, the Company expects high single-digit percent revenue growth for the full year 2005 including the positive impact of currency translation. Moody’s expects the operating margin including the impact of expensing stock-based compensation to be down approximately 200 basis points in 2005 compared with 2004. This reflects slower revenue growth in 2005 than in 2004 and continued investments in expanding geographically, improving analytic processes, and pursuing ratings transparency and compliance initiatives in the Moody’s Investors Service business, introducing new products and improving technology. For 2005 the Company expects that year-over-year growth in diluted earnings per share will be in the mid-teens percent range. This expected growth includes the impacts of the legacy tax provisions in 2004 and the expensing of stock-based compensation in 2004 and 2005. The impact of expensing stock-based compensation is expected to be in the range of $0.18 — $0.20 per diluted share in 2005, compared to $0.11 per diluted share in 2004. The estimated 2005 impact excludes any effects of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which will be effective as of July 1, 2005, and is more fully discussed in Note 2 to the consolidated financial statements.

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

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 80% of Moody’s revenue in 2004 was derived from ratings, a significant portion of which was related to the issuance of credit-sensitive securities in the global capital markets. Moody’s revenue growth from these sources in 2004 was lower than its growth in 2001 through 2003 as strong growth in global structured finance and financial institutions issuance, and ratings of U.S. high-yield issues and bank credit facilities, was partially offset by the impacts of declines in investment grade corporate finance issuance volumes in the U.S. and Europe. The Company anticipates that a substantial part of its business will continue to be dependent on the number and dollar volume of debt securities issued in the capital markets. Therefore, the Company’s results could be adversely affected by a reduction in the level of debt issuance.

Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance for which Moody’s provides ratings services. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, and/or the types of credit-sensitive products being offered. A sustained period of market decline or weakness could also have a material adverse effect on Moody’s business and financial results.

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

Currently, Moody’s, S&P, Fitch, DBRS and A.M. Best Company, Inc. are designated as NRSROs by the SEC. On June 4, 2003, the SEC issued a Concept Release regarding the credit ratings industry, wherein it posed and requested public comment on a series of questions categorized into three broad areas: 1) should credit ratings continue to be used for regulatory purposes under the federal securities laws; 2) if so, what should be the process for determining whose credit ratings to use; and, 3) if credit ratings continue to be used in federal securities laws, what is the appropriate level of oversight for the agencies whose ratings are used?

Numerous market participants, including Moody’s, responded to the call for comment. Moody’s response can be found on the Company’s website at www.moodys.com. At present, Moody’s is unable to assess the likelihood of any regulatory changes that may result from the SEC’s ongoing review. However, the elimination of the NRSRO concept, retention of the NRSRO concept with different regulatory oversight, or SEC recognition of additional NRSROs could result in loss of market share or revenue for Moody’s, or higher costs of operations.

Introduction of Competing Products or Technologies by Other Companies

The markets for credit ratings, research and credit risk management services are increasingly competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and utilize emerging technological trends is a key factor in maintaining market share. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable to or more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s.

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

Potential for New U.S., Foreign, State and Local Legislation and Regulations, Including Those Relating to Nationally Recognized Statistical Rating Organizations

In the United States and other countries, the laws and regulations applicable to credit ratings and rating agencies continue to evolve and are presently subject to review by a number of legislative or regulatory bodies, including the SEC in the United States and the CESR on behalf of the European Union. It is possible that such reviews could lead to greater oversight or regulation concerning the issuance of credit ratings or the activities of credit rating agencies. Such additional regulations could, potentially, increase the costs associated with the operation of a credit rating agency, alter the rating agencies’ communications with the issuers as part of the rating assignment process, increase the legal risk associated with the issuance of credit ratings, change the regulatory framework to which credit rating agencies are subject and/or affect the competitive environment in which credit rating agencies operate. A description of certain of the more recent regulatory initiatives in the United States and other countries is described above under the section entitled “Regulation” in Item 1, “Business”, of this Form 10-K. At present, Moody’s is unable to predict the regulatory changes that may result from ongoing reviews by the SEC or other regulatory bodies or the effect that any such changes may have on its business.

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

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is both probable that a liability has been incurred and the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In November 1996, The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). Under the terms of the distribution agreement relating to the 1996 Distribution (the “1996 Distribution Agreement”), each party thereto is prohibited from distributing to its stockholders any business that had been allocated to it in connection with the 1996 Distribution, unless the distributed business delivers an undertaking agreeing to be jointly and severally liable to the other parties under the 1996 Distribution Agreement for the liabilities of the distributing parent company under the 1996 Distribution Agreement.

In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the consolidated financial statements.

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties. Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits.

In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation (now known as R.H. Donnelly), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of the company then known as The Dun & Bradstreet Corporation.

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

IRI is seeking in excess of $650 million, which IRI also asked to be trebled. IRI has filed with the Court the report of its expert who has opined that IRI suffered damages of between $582 million and $652 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount.

On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claims that defendants tortiously interfered with the SRG acquisition. The Company believes that the dismissal of the tortious interference claims also precludes any claim for punitive damages.

On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s ‘Fixed Operations’ costs”. On December 17, 2004, IRI issued a press release, which said in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial”. IRI asked the Court to enter a final judgment against it, so that it could take an immediate appeal to the Court of Appeals for the Second Circuit. Defendants did not object to this request. On February 1, 2005 the Court entered a final judgment dismissing IRI’s claims with prejudice and on February 2, 2005, the Court entered IRI’s notice of appeal to the Second Circuit. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.

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

In 2001, ACNielsen was acquired by VNU N.V., which assumed ACNielsen’s obligations under the Original Indemnity and Joint Defense Agreement.

Under the terms of the 1998 Distribution, Old D&B assumed all potential liabilities of Donnelley (then known as The Dun & Bradstreet Corporation) arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities. Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution, including for any liabilities arising under the Original Indemnity and Joint Defense Agreement and arising from the IRI action itself. However, as between New D&B and Moody’s, it was agreed that under the 2000 Distribution, each of New D&B and Moody’s will be responsible for 50% of any payments required to be made to or on behalf of Donnelley with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

On July 30, 2004, the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended Indemnity and Joint Defense Agreement”).

Pursuant to the Amended Indemnity and Joint Defense Agreement, any and all IRI Liabilities incurred by Donnelley, Moody’s, New D&B or IMS Health relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed, and fully discharged, exclusively by the VNU Parties. Under the Amended Indemnity and Joint Defense Agreement, the VNU Parties have agreed to, jointly and severally, indemnify Donnelley, Moody’s, New D&B and IMS Health from and against all IRI Liabilities to which they become subject. As a result, the cap on ACNielsen’s liability for the IRI Liabilities, which was provided for in the Original Indemnity and Joint Defense Agreement, no longer exists and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended Indemnity and Joint Defense Agreement.

In addition, the Amended Indemnity and Joint Defense Agreement provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

In connection with entering into the Amended Indemnity and Joint Defense Agreement, Donnelley, Moody’s, New D&B and IMS Health agreed to amend certain covenants of the Original Indemnity and Joint Defense Agreement to provide operational flexibility for ACNielsen going forward. In addition, the Amended Indemnity and Joint Defense Agreement includes certain amendments to the covenants of ACNielsen (which, under the Amended Indemnity and Joint Defense Agreement, are now also applicable to ACN (US), which the Company understand holds ACNielsen’s operating assets), which are designed to preserve such parties’ claims-paying ability and protect Donnelley, Moody’s, New D&B and IMS Health. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended Indemnity and Joint Defense Agreement comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended Indemnity and Joint Defense Agreement. VNU N.V. has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended Indemnity and Joint Defense Agreement.

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

The Company is unable to predict the outcome of the IRI action (including the appeal), or the financial condition of any of the VNU parties or the other defendants at the time of any such outcome and hence the Company cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended Indemnity and Joint Defense Agreement or the amount of the judgment or settlement in the IRI action. However, provided that the VNU Parties fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, the Company believes that the resolution of this matter, irrespective of the outcome of the IRI action, should not materially affect Moody’s financial position, results of operations and cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if Moody’s is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

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

During the second quarter of 2003, New D&B also received an Examination Report that had been issued by the IRS to the partnership, stating the IRS’ intention to ignore the partnership structure that had been established in 1993 in connection with the above transaction, and to reallocate to Old D&B income and expense items that had been reported in the partnership tax return for 1996 (the “Reallocation Report”). New D&B also received a similar Examination Report (the “Second Reallocation Report”) issued to the partnership with respect to the first quarter of 1997.

In June 2004, New D&B and the IRS conducted a mediation of these issues, at which they reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report, and certain tax refund claims made by Old D&B related to 1995 and 1996 (the “Preliminary Settlement”). The Preliminary Settlement was subject to the execution of a formal settlement agreement. In addition, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS for 1993 and 1994 and plans to file a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund claims; or (2) challenge the IRS claim in U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of deferred tax assets related to these tax refund claims could be up to $9 million.

As of June 30, 2004, Moody’s had adjusted its reserves for the Royalty Expense Deductions matter to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. In accordance with the 1996 Distribution Agreement, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement, but New D&B was unable to obtain consent from IMS Health and NMR. Accordingly, New D&B and the IRS were unable to agree on the terms of a formal settlement agreement by the November 1st deadline imposed by the IRS. As a result, the IRS withdrew the Preliminary Settlement.

The Company believes that in accordance with the 1996 Distribution Agreement, IMS Health and NMR, by withholding their consent to the formal settlement agreement, would be contractually responsible to pay any excess amounts above the Preliminary Settlement that may ultimately be owing with respect to tax years 1995 and 1996. IMS Health has alleged various breaches of New D&B’s obligations under the 1996 Distribution Agreement related to New D&B’s management and attempted settlement of this matter. If the parties fail to resolve their dispute, Moody’s understands that New D&B anticipates commencing arbitration proceedings against IMS Health and NMR. Based on our current understanding of the positions of New D&B and IMS Health, the Company believes it is likely that New D&B should prevail, but we cannot predict with certainty the outcome.

In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of New D&B’s preliminary settlement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits).

Moody’s has reassessed its exposure for the Royalty Expense Deductions matter taking into consideration: (1) the original Examination Reports discussed above (for which the Company’s share of the required payments to the IRS could be up to $103 million, including penalties and interest, and net of tax benefits); and (2) the potential write-off of deferred tax assets (for which the Company’s exposure could be up to $9 million as discussed above). Based on this assessment, in 2004, the Company increased its reserve for this matter by $16.4 million to reflect the current estimate of probable exposure. Moody’s believes that the positions taken by the IRS in the Royalty Reports and the Reallocation Reports discussed above are inconsistent with each other. While it is possible that the IRS could ultimately prevail in whole or in part on one of such positions noted above, Moody’s believes that it is unlikely that the IRS will prevail on both.

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and has resulted in amortization expense deductions on the tax returns of Old D&B since 1997. These deductions could continue through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $95 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the preceding paragraph. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS could be up to $129 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.

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

In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter and in December 2004 executed a formal settlement agreement. New D&B received the first of three final assessments on February 15, 2005 and expects to receive the other two in the second quarter of 2005. Payment of the first assessment was made in the first quarter of 2005 and payment of the two other assessments is expected to be made in the second quarter of 2005. Moody’s estimates its share of these assessments to be approximately $15 million, reflecting cash payments of approximately $6 million and the write-off of deferred tax assets of approximately $9 million. In addition, IMS Health and NMR have notified New D&B that they disagree with various aspects of New D&B’s calculation of their respective shares of the payments. If the parties fail to resolve their dispute, Moody’s understands that New D&B anticipates commencing arbitration proceedings against IMS Health and NMR. Moody’s believes that New D&B should prevail in its position, but we cannot predict with certainty the outcome.

In 2004, Moody’s increased its reserves for this matter by $14 million to reflect its current estimate of the probable exposure. Should IMS Health and NMR prevail in their position described in the prior paragraph, then Moody’s estimates that its exposure for this matter could increase by up to approximately $3 million.

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

During 2004 , the Company recorded charges of approximately $30 million to increase its reserves for the three legacy tax matters reflecting its current estimates of the probable exposures on these matters. The Company also recorded approximately $3 million of interest expense related to these reserves. As a result, at December 31, 2004, Moody’s total net legacy tax reserves were $136 million (consisting of $161 million of tax liabilities, partially offset by the expected utilization of $25 million of deferred tax assets). The $136 million of expected cash payments consists of $50 million of current liabilities (reflecting the estimated cash payments related to the Royalty

Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $86 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $354 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.

Dividends

During 2004, the Company paid a quarterly dividend of 7.5 cents per share of Moody’s common stock, resulting in dividends paid per share of 30 cents during the year. During 2003 and 2002, the Company paid a quarterly dividend of 4.5 cents per share of Moody’s common stock resulting in dividends paid per share of 18 cents in each year.

On December 14, 2004, the Board of Directors of the Company approved a quarterly dividend of 7.5 cents per share of Moody’s common stock, payable on March 10, 2005 to shareholders of record at the close of business on February 20, 2005. On February 15, 2005, the board voted to increase the quarterly dividend per share to $0.11, before giving effect to the proposed two-for-one stock split discussed in Note 20 to the consolidated financial statements, payable on June 15, 2005 to shareholders of record as of May 27, 2005. If the stock split is effected, then on a post-split basis the dividend will be increased to 5.5 cents per share from the 3.75 cents per share that otherwise would have been paid absent the dividend increase. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board of Directors.

On February 15, 2005, the Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of common stock for each share of the Company’s common stock outstanding and treasury shares. Stockholders of record as of the close of business on May 4, 2005 will receive one additional share of common stock for each share of the Company’s common stock held on that date. Such additional shares will be distributed on May 18, 2005.

The Board of Directors’ declaration of a special stock dividend distribution is subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares. Moody’s stockholders will vote on the charter amendment at the Company’s Annual Meeting, which will be held on April 26, 2005. The proposal to amend the Company’s charter to increase the number of authorized shares will be more fully described in the Company’s annual meeting proxy statement.

Common Stock Information

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends paid for the periods shown. The number of registered shareholders of record at January 31, 2005 was 4,488.

			Dividends
	Price Per Share		Paid
	High	Low	Per Share
2003:
First quarter	$49.70	$39.50	$0.045
Second quarter	54.85	45.38	0.045
Third quarter	56.80	49.85	0.045
Fourth quarter	60.85	54.85	0.045

Year ended December 31, 2003	$60.85	$39.50	$0.18

2004:
First quarter	$71.00	$59.69	$0.075
Second quarter	71.00	61.74	0.075
Third quarter	74.41	64.60	0.075
Fourth quarter	87.72	71.39	0.075

Year ended December 31, 2004	$87.72	$59.69	$0.30

Subject to approval by shareholders at Moody’s annual meeting of stockholders in April 2005, the Company expects to effect a two-for-one stock split effective May 18, 2005. See Note 20 to the consolidated financial statements for further discussion.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this Form 10-K, including in the sections entitled “Outlook” and “Contingencies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 15 of this annual report on Form 10-K, under “Legal Proceedings” in Item 3, Part I of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. We caution you not to place undue reliance on these forward looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K for the year ended December 31, 2004, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Additional Factors That May Affect Future Results”, elsewhere in this Form 10-K and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. You should be aware that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 of this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE(S)
Management’s Report on Internal Control Over Financial Reporting	43
Report of Independent Registered Public Accounting Firm	44-45
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2004 and 2003	47
For the years ended December 31, 2004, 2003 and 2002:
Consolidated Statements of Operations	46
Consolidated Statements of Cash Flows	48
Consolidated Statements of Shareholders’ Equity	49
Notes to Consolidated Financial Statements	50-81

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Moody’s Corporation (“Moody’s” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities Exchange Commission (“SEC”) in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Moody’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Moody’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

John Rutherfurd, Jr.
Chief Executive Officer

Jeanne M. Dering
Chief Financial Officer

March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Moody’s Corporation:

We have completed an integrated audit of Moody’s Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Moody’s Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. This matter is discussed in Note 2 to the consolidated financial statements.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 2, 2005

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue	$1,438.3	$1,246.6	$1,023.3
Expenses
Operating	375.4	347.3	285.3
Selling, general and administrative	242.4	203.6	175.3
Depreciation and amortization	34.1	32.6	24.6

Total expenses	651.9	583.5	485.2

Operating income	786.4	663.1	538.1

Interest expense, net	(16.2)	(21.8)	(21.2)
Other non-operating income, net	1.1	15.1	0.5

Non-operating expense, net	(15.1)	(6.7)	(20.7)

Income before provision for income taxes	771.3	656.4	517.4
Provision for income taxes	346.2	292.5	228.5

Net income	$425.1	$363.9	$288.9

Earnings per share
Basic	$2.86	$2.44	$1.88

Diluted	$2.79	$2.39	$1.83

Weighted average shares outstanding
Basic	148.5	148.9	153.9

Diluted	152.3	152.3	157.5

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollar amounts in millions, except share and per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$606.1	$269.1
Accounts receivable, net of allowances of $14.6 in 2004 and $15.9 in 2003	358.4	270.3
Other current assets	58.1	40.5

Total current assets	1,022.6	579.9
Property and equipment, net	45.2	46.8
Prepaid pension costs	59.7	60.2
Goodwill	131.7	126.4
Intangible assets, net	70.7	77.4
Other assets	46.1	61.6

Total assets	$1,376.0	$952.3

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Notes payable	$300.0	$—
Accounts payable and accrued liabilities	270.5	228.4
Deferred revenue	266.7	214.6

Total current liabilities	837.2	443.0
Non-current portion of deferred revenue	54.4	41.1
Notes payable	—	300.0
Other liabilities	166.9	200.3

Total liabilities	1,058.5	984.4

Commitments and contingencies (Notes 13 and 14)
Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 400,000,000 shares authorized; 171,451,136 shares issued at December 31, 2004 and 2003	1.7	1.7
Capital surplus	144.0	76.4
Retained earnings	939.3	558.9
Treasury stock, at cost; 22,539,115 and 22,779,500 shares of common stock at December 31, 2004 and 2003, respectively	(777.2)	(677.2)
Accumulated other comprehensive income	9.7	8.1

Total shareholders’ equity (deficit)	317.5	(32.1)

Total liabilities and shareholders’ equity (deficit)	$1,376.0	$952.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$425.1	$363.9	$288.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	34.1	32.6	24.6
Stock-based compensation expense	27.8	10.8	—
Deferred income taxes	(9.6)	(0.4)	(3.6)
Tax benefits from exercise of stock options	55.9	33.3	27.5
Other	1.6	0.6	2.4
Changes in assets and liabilities:
Accounts receivable	(87.3)	(91.8)	(16.6)
Other current assets and prepaid pension costs	(16.1)	(11.8)	(1.8)
Other assets	21.4	(0.6)	(2.9)
Accounts payable and accrued liabilities	36.5	41.5	(66.8)
Deferred revenue	65.1	56.8	34.9
Other liabilities	(34.8)	33.5	48.2

Net cash provided by operating activities	519.7	468.4	334.8

Cash flows from investing activities
Capital additions	(21.3)	(17.9)	(18.1)
Net cash (used) acquired in connection with business acquisitions and investments in affiliates	(3.5)	0.8	(205.7)
Other	—	—	0.2

Net cash used in investing activities	(24.8)	(17.1)	(223.6)

Cash flows from financing activities
Net (repayments of) proceeds from bank borrowings	—	(107.1)	107.1
Proceeds from stock plans	105.0	79.0	54.0
Cost of treasury shares repurchased	(221.3)	(171.7)	(369.9)
Payment of dividends	(44.7)	(26.8)	(27.8)
Payments under capital lease obligations	(1.3)	(1.1)	—

Net cash used in financing activities	(162.3)	(227.7)	(236.6)

Effect of exchange rate changes on cash and cash equivalents	4.4	5.6	2.1

Increase (decrease) in cash and cash equivalents	337.0	229.2	(123.3)
Cash and cash equivalents, beginning of the period	269.1	39.9	163.2

Cash and cash equivalents, end of the period	$606.1	$269.1	$39.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in millions)

					Accumulated			Total
				Retained	Other			Shareholders’
	Common Stock		Capital	Earnings	Comprehensive	Treasury Stock		Equity	Comprehensive
	Shares	Amount	Surplus	(Deficit)	Income	Shares	Amount	(Deficit)	Income
Balance at December 31, 2001	171.5	$1.7	$43.7	$(39.3)	$(2.7)	(17.0)	$(307.5)	$(304.1)
Net income				288.9				288.9	$288.9
Dividends paid				(27.8)				(27.8)
Proceeds from stock plans, including tax benefits			81.5					81.5
Net treasury stock activity			(79.7)			(5.6)	(290.2)	(369.9)
Currency translation adjustment					4.4			4.4	4.4

Comprehensive income									$293.3

Balance at December 31, 2002	171.5	1.7	45.5	221.8	1.7	(22.6)	(597.7)	(327.0)
Net income				363.9				363.9	$363.9
Dividends paid				(26.8)				(26.8)
Proceeds from stock plans, including tax benefits			112.3					112.3
Stock-based compensation			10.8					10.8
Net treasury stock activity			(92.2)			(0.2)	(79.5)	(171.7)
Currency translation adjustment					6.4			6.4	6.4

Comprehensive income									$370.3

Balance at December 31, 2003	171.5	1.7	76.4	558.9	8.1	(22.8)	(677.2)	(32.1)
Net income				425.1				425.1	$425.1
Dividends paid				(44.7)				(44.7)
Proceeds from stock plans, including tax benefits			161.1					161.1
Stock-based compensation			27.8					27.8
Net treasury stock activity			(121.3)			0.3	(100.0)	(221.3)
Currency translation adjustment					2.6			2.6	2.6
Additional minimum pension liability (net of tax of $0.7 million)					(1.0)			(1.0)	(1.0)

Comprehensive income									$426.7

Balance at December 31, 2004	171.5	$1.7	$144.0	$939.3	$9.7	(22.5)	$(777.2)	$317.5

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollar and share amounts in millions, except per share data)

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

For purposes of governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution and to provide for an orderly transition, the Company and New D&B entered into various agreements including a Distribution Agreement (the “2000 Distribution Agreement”), Tax Allocation Agreement, Employee Benefits Agreement, Shared Transaction Services Agreement, Insurance and Risk Management Services Agreement, Data Services Agreement and Transition Services Agreement.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies for which the Company has significant influence over operating and financial policies but not a controlling interest are carried on an equity basis. Investments for which the Company does not have the ability to exercise significant influence are carried on the cost basis of accounting.

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market funds, short-term certificates of deposit and commercial paper with maturities of three months or less when purchased. Interest income on cash and cash equivalents was $6.8 million, $1.7 million, and $2.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, typically three to ten years for computer equipment and office furniture and fixtures and equipment, and seven to forty years for buildings and building improvements. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the improvement. Expenditures for maintenance and repairs that do not extend the economic useful life of the related assets are charged to expense as incurred. Gains and losses on disposals of property and equipment are reflected in the consolidated statements of operations.

Computer Software

Costs for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. These assets primarily relate to the development of MKMV credit processing software and quantitative credit assessment products to be licensed to customers. The capitalized costs generally consist of professional services provided by third parties and compensation costs of employees that develop the software. These costs are amortized on a straight-line basis over three years, which approximates their useful life, and are reported at the lower of unamortized cost or net realizable value.

At December 31, 2004 and 2003, these costs, included in other assets in the consolidated balance sheets, were $8.9 million and $9.0 million, respectively (net of accumulated amortization of $16.4 million and $12.1 million, respectively). Other assets at December 31, 2004 and 2003 also included $7.5 million and $10.9 million, respectively, (net of accumulated amortization of $9.6 million and $6.2 million, respectively) of acquired software resulting from the April 2002 acquisition of KMV. Amortization expense for all such software for the years ended December 31, 2004, 2003, and 2002 was $7.7 million, $7.3 million, and $5.3 million, respectively.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Finite-lived intangible assets and other long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or circumstances indicate the assets may be impaired. If the estimated fair value is less than its carrying amount, a loss is recognized.

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

The consolidated statements of operations include compensation expense of $27.8 million in 2004 and $10.8 million in 2003, related to stock options granted and stock issued under the employee stock purchase plan since January 1, 2003, and also related to restricted stock. The consolidated statement of operations for 2002 includes no such expense. In addition, the 2004 and 2003 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below.

	Year Ended December 31,
	2004	2003	2002
Net income:
As reported	$425.1	$363.9	$288.9
Add: Stock-based compensation expense included in reported net income, net of tax	16.8	6.6	0.1
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(28.2)	(20.0)	(14.3)

Pro forma net income	$413.7	$350.5	$274.7

Basic earnings per share:
As reported	$2.86	$2.44	$1.88
Pro forma	$2.79	$2.35	$1.78
Diluted earnings per share:
As reported	$2.79	$2.39	$1.83
Pro forma	$2.71	$2.30	$1.75

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during 2004, 2003 and 2002:

	2004		2003		2002
Expected dividend yield	0.46%		0.41%		0.41%
Expected stock volatility	30%		30%		25%
Risk-free interest rate	3.24%		3.03%		4.13%
Expected holding period	5.0	yrs	5.0	yrs	4.5	yrs

The estimated weighted average fair value of Moody’s options granted in 2004, 2003, and 2002 was $20.00, $13.06, and $10.97, respectively.

The Company recorded compensation expense of $0.2 million in 2002 related to outstanding performance share grants, for which the performance period ended during 2002. There were no performance share grants outstanding and, accordingly, no related expense for the years ended December 31, 2004 and 2003.

At the Distribution Date, all unexercised Old D&B stock options were converted into separately exercisable options of Moody’s and New D&B. The 2000 Distribution Agreement provided that, for subsequent exercises of those options, the issuer of the stock rather than the employer would be entitled to the related tax deduction. Accordingly, since the Distribution Date and through the filing of its income tax returns for 2002, Moody’s has claimed tax deductions when employees of New D&B have exercised Moody’s stock options.

Effective with its 2003 tax returns, Moody’s has changed its tax deductions to conform to an IRS ruling which clarified that the employer should take the tax deduction for option exercises rather than the issuer. The 2000 Distribution Agreement entitles Moody’s to reimbursement from New D&B for the resulting loss of the issuer-based tax deductions. Accordingly, Moody’s has reflected a receivable from New D&B within other current assets in the consolidated balance sheet in the amount of $23.3 million at December 31, 2004, consisting of $12.4 million related to the year ended December 31, 2004 and $10.9 million related to 2003. This accounting had no impact on the results of operations.

The consolidated balance sheet and statement of cash flows as of and for the year ended December 31, 2003 have been reclassified to reflect this treatment.

Employee Benefit Plans

The assets, expenses, liabilities and obligations that Moody’s reports for pension and other post-retirement benefits are dependent on assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

•	future compensation increases, based on the Company’s long-term actual experience and future outlook

•	discount rates, based on current yields on high grade corporate long-term bonds

•	future healthcare cost trends, based on historical market data, near-term outlooks and assessments of likely long-term trends

•	long-term return on pension plan assets, based on the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments)

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

Revenue attributed to ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized over the period in which the monitoring is performed. In most areas of the ratings business, the Company charges issuers annual monitoring fees and amortizes such fees ratably over the related one-year period. In the case of commercial mortgage-backed securities, fees that are charged for future monitoring over the life of the related securities are amortized over such lives which averaged approximately 26 years as of December 31, 2004.

In areas where the Company does not separately charge monitoring fees, the Company defers portions of the rating fees that it estimates will be attributed to future monitoring activities and recognizes such fees ratably over the applicable estimated monitoring period. The portion of the revenue to be deferred is determined based on annual monitoring fees charged for similar securities or issuers and the level of monitoring effort required for a given type of security or issuer. The estimated monitoring period is determined based on factors such as the frequency of issuance by the issuers and the lives of the rated securities. Currently, the estimated monitoring periods range from three years to ten years.

Revenue from sales of research products and from credit risk management subscription products is recognized ratably over the related subscription period, which is principally one year. Revenue from licenses of credit processing software is recognized at the time the product is shipped to customers, or at such other time as the Company’s obligations are complete. Related software maintenance revenue is recognized ratably over the annual maintenance period.

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

Foreign Currency Translation

For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these operations, currency translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are reflected in other non-operating income, net. Transaction gains were $1.9 million, $2.2 million, and $0.3 million in 2004, 2003 and 2002, respectively.

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts and changes in minimum pension liability. Accumulated comprehensive income is comprised of currency translation adjustments of $10.7 million and additional minimum pension liabilities of ($1.0) million in 2004 and $8.1 million of currency translation adjustments in 2003. The required disclosures have been included in the consolidated statements of shareholders’ equity.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables and bank borrowings, all of which are short-term in nature and, accordingly, approximate fair value. The fair value of the Company’s notes payable, which have a fixed rate of interest, is estimated using discounted cash flow analyses based on the prevailing interest rates available to the Company for borrowings with similar maturities. The carrying amount of the Company’s notes payable was $300.0 million at December 31, 2004 and 2003. Their estimated fair value was $316.7 million and $334.6 million at December 31, 2004 and 2003, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents and trade receivables.

Cash equivalents consist of investments in high quality investment grade securities within and outside the United States. By policy, the Company limits the amount it can invest with any one issuer. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, short-term certificates of deposit or issuers of high-grade commercial paper. As of December 31, 2004, the Company did not maintain any derivative investments or engage in any hedging activities. However, the Company continues to assess the need to enter into hedging transactions to limit risk as needed.

Credit is extended to customers based on an evaluation of their financial condition. No customer accounted for 10% or more of accounts receivable at December 31, 2004 or 2003.

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

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”, a revision to FIN 46. FIN 46 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective at the end of the first quarterly period ending after March 15, 2004. The Company’s adoption of FIN 46R did not have an impact on its financial position, results of operations or cash flows.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”), which supersedes FSP No. 106-1 of the same title and clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. If the effects of the Act are not considered a “significant event” pursuant to SFAS No. 106, ”Employers’ Accounting for Post-retirement Benefits Other Than Pensions” the effects of the Act shall be incorporated into the next measurement of plan assets and obligations otherwise required by SFAS No. 106 following the effective date of the FSP (which was December 31, 2004 for the Company). The expected subsidy reduced the Company’s accumulated post-retirement benefit obligation at December 31, 2004 by approximately $0.4 million. The adoption of FSP 106-2 had no effect on the Company’s net periodic post-retirement expense in 2004. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act and employers are generally given significant flexibility in implementing options related to the Medicare Prescription Drug program. Moody’s is in the process of evaluating the impact of these regulations.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides for a special one-time tax deduction relating to a portion of certain foreign earnings that are repatriated in 2004 or 2005. The Company plans to repatriate a portion of foreign earnings in 2005 and is in the process of evaluating the effects of the Jobs Act on its financial position, results of operations, and cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been provided in SFAS No. 123 as originally issued. SFAS No. 123R is effective for quarters beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Note 3 Reconciliation of Weighted Average Shares Outstanding

Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended December 31,
	2004	2003	2002
Weighted average number of shares-Basic	148.5	148.9	153.9
Dilutive effect of shares issuable under stock-based compensation plans	3.8	3.4	3.6

Weighted average number of shares-Diluted	152.3	152.3	157.5

There were no antidilutive options outstanding at December 31, 2004 and 2002. Options to purchase 2.2 million common shares at December 31, 2003 were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

Note 4 Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2004	2003
Land, building and building improvements	$25.4	$24.6
Office and computer equipment	48.1	41.6
Office furniture and fixtures	23.0	21.3
Internal-use computer software	30.7	23.7
Leasehold improvements	35.1	33.6

Property and equipment, at cost	162.3	144.8
Less: accumulated depreciation and amortization	(117.1)	(98.0)

Property and equipment, net	$45.2	$46.8

The consolidated statements of operations reflect depreciation and amortization expense related to the above assets of $19.5 million, $18.3 million, and $14.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

In accordance with SFAS No. 142, goodwill, which has been assigned to the Moody’s KMV segment, will not be amortized. In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the $1.1 million allocated to acquired in-process research and development was written off immediately following the acquisition and is included in selling, general and administrative expenses for the year ended December 31, 2002. Current assets shown above include acquired cash of $7.2 million. Other assets include acquired software of $16.0 million with a life of 5 years. For income tax purposes, the excess of the purchase price over the acquired net assets is expected to be amortized over 15 years.

The following unaudited pro forma consolidated financial information, for the year ended December 31, 2002, reflects the acquisition of KMV as if it had been consummated as of the beginning of the period, after giving effect to the following adjustments: (i) elimination of transaction related charges resulting from the acquisition; (ii) amortization of acquired intangible assets and software; (iii) Moody’s financing costs for the transaction, consisting of interest expense that would have been incurred on the $81.0 million of bank borrowings and interest income that would have been forgone on the balance of the purchase price; and (iv) related income tax effects.

	Year Ended December 31,
			Pro Forma
	2004	2003	2002
Revenue	$1,438.3	$1,246.6	$1,038.4
Net income	$425.1	$363.9	$288.0
Diluted earnings per share	$2.79	$2.39	$1.83

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

Korea Investors Service

In August 1998, the Company made a 10% cost-basis investment in Korea Investors Service (“KIS”), a Korean rating agency. In December 2001, the Company entered into a definitive agreement to increase its investment to just over 50%, at a cost of $9.6 million with a contingent payment of up to 6.9 billion Korean Won (approximately $6.8 million as of December 31, 2004) in 2005, based on KIS net income for the three-year period ended December 31, 2004. The Company currently estimates that this payment will be $3.7 million; this amount has been recorded in accrued liabilities at December 31, 2004 with a corresponding increase to goodwill. It is anticipated that this payment will be made in the first quarter of 2005.

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

As a result of the 2002 devaluation of the Argentine peso, an acquisition-related purchase price adjustment was triggered relating to Moody’s equity-basis investments in the two Argentine rating agencies. The adjustment resulted in Moody’s receiving additional shares in these rating agencies, which increased Moody’s ownership position to over 90%. As a result, starting in January 2003 the Argentine rating agencies are being consolidated in Moody’s financial statements.

Note 6 Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill for the periods indicated:

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Moody’s	Moody’s		Moody’s	Moody’s
	Investors Service	KMV	Consolidated	Investors Service	KMV	Consolidated
Beginning balance	$2.3	$124.1	$126.4	$2.3	$124.0	$126.3
Additions	4.9	—	4.9	—	—	—
Other	0.4	—	0.4	—	0.1	0.1

Ending balance	$7.6	$124.1	$131.7	$2.3	$124.1	$126.4

The following table summarizes intangible assets at the dates indicated:

	December 31,
	2004	2003
Customer lists (11.3 year original weighted average life)	$58.0	$57.8
Accumulated amortization	(15.9)	(10.6)

Net customer lists	42.1	47.2

Other amortizable intangible assets (5.6 year original weighted average life)	8.2	8.2
Accumulated amortization	(5.1)	(3.5)

Net other amortizable intangible assets	3.1	4.7

Total amortizable intangible assets	45.2	51.9
Indefinite-lived intangible assets	25.5	25.5

Total intangible assets	$70.7	$77.4

Indefinite-lived intangibles are trade secrets acquired with the April 2002 acquisition of KMV. Current circumstances and conditions continue to support an indefinite useful life.

Amortization expense for intangible assets subject to amortization for the years ended December 31, 2004, 2003 and 2002 was $6.9 million, $7.0 million, and $5.3 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2005	$6.5
2006	6.2
2007	5.5
2008	4.5
2009	4.2
Thereafter	$18.3

Note 7 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2004	2003
Accounts payable	$2.9	$4.4
Accrued income taxes (see Note 10)	75.5	47.3
Accrued compensation and benefits	128.7	126.1
Accrued professional fees	9.7	6.6
Accrued interest expense	5.7	5.7
Other	48.0	38.3

Total	$270.5	$228.4

Accrued compensation and benefits included accrued incentive compensation of approximately $83 million at December 31, 2004 and $93 million at December 31, 2003. Funding and related expense for Moody’s incentive compensation plans are primarily based on year-to-year growth in operating income and, to a lesser extent, earnings per share, for Moody’s senior management and annual results compared to budget for the Moody’s Investors Service professional staff and for Moody’s KMV.

Note 8 Pension and Other Post-Retirement Benefits

Moody’s maintains both funded and unfunded noncontributory defined benefit pension plans in which substantially all U.S. employees of the Company are eligible to participate. The plans provide defined benefits using a cash balance formula based on years of service and career average salary. The funded plan is referred to herein as the “Moody’s Retirement Plan”.

The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the healthcare plans anticipates future cost-sharing changes to the written plans that are consistent with the Company’s expressed intent to fix its share of costs and require retirees to pay for all future increases in plan costs in excess of the amount of the per person company contribution in the year 2005.

The plans described in the preceding two paragraphs are collectively referred to herein as the “Post-Retirement Plans”.

Effective at the Distribution Date, Moody’s assumed responsibility for pension and other post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

As described in Note 2, in 2004 the Company adopted FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The adoption of FSP No. 106-2 resulted in a $0.4 million reduction in the Company’s accumulated benefit obligation related to post-retirement healthcare plans. In addition, since the effects of the Act were not a “significant event” as defined in FAS 106, no change in net periodic post-retirement benefit expense was recorded in 2004 related to the Act.

Following is a summary of the activity related to the Post-Retirement Plans for the years ended December 31, 2004 and 2003, as well as the status of the plans at December 31, 2004. The Company uses a December 31 measurement date for its Post-Retirement Plans.

	Pension		Other Post-
	Plans		Retirement Plans
	2004	2003	2004	2003
Change in benefit obligation
Projected benefit obligation, beginning of the period	$(79.7)	$(53.3)	$(6.1)	$(6.1)
Service cost	(8.3)	(6.9)	(0.5)	(0.4)
Interest cost	(5.1)	(4.1)	(0.4)	(0.3)
Benefits paid	0.8	0.6	0.3	0.1
Plan amendments	(3.5)	(0.5)	—	0.5
Impact of Medicare Part D	—	—	0.4	—
Curtailment charge	—	0.6	—	—
Special termination benefit charge	—	(1.0)	—	—
Actuarial gain/(loss)	(1.0)	(8.4)	(0.4)	0.5
Assumption changes	(13.0)	(6.7)	(0.7)	(0.4)

Projected benefit obligation, end of the period	$(109.8)	$(79.7)	$(7.4)	$(6.1)

Change in plan assets
Fair value of plan assets, beginning of the period	$86.1	$71.5	$—	$—
Actual return on plan assets	10.4	15.2	—	—
Benefits paid	(0.8)	(0.6)	(0.3)	(0.1)
Contributions	—	—	0.3	0.1

Fair value of plan assets, end of the period	$95.7	$86.1	$—	$—

Reconciliation of funded status to total amount recognized
Funded status of the plans	$(14.1)	$6.4	$(7.4)	$(6.1)
Unrecognized actuarial loss	48.6	38.3	1.1	0.4
Unrecognized prior service cost	5.3	2.1	0.3	0.4

Net amount recognized	$39.8	$46.8	$(6.0)	$(5.3)

Amounts recognized in the consolidated balance sheets
Prepaid pension cost	$59.7	$60.2	$—	$—
Pension and post-retirement benefits liability	(27.2)	(15.2)	(6.0)	(5.3)
Intangible asset	5.6	1.8	—	—
Accumulated other comprehensive loss	1.7	—	—	—

Net amount recognized	$39.8	$46.8	$(6.0)	$(5.3)

The curtailment charge and special termination benefit charge in 2003 relate to a benefit enhancement provided under the Supplemental Executive Benefit Plan maintained by the Company. The plan amendment charge in 2004 relates to additional participants admitted to the Supplemental Executive Benefit Plan.

During 2004, the Company recorded charges to other comprehensive loss related to additional minimum pension liability adjustments totaling $1.7 million ($1.0 million net of tax). No additional minimum pension liability adjustments were recorded prior to 2004.

The accumulated benefit obligation related to the Post-Retirement Plans totaled $79.3 million and $53.7 million as of December 31, 2004 and 2003.

				Other Post-
	Pension Plans			Retirement Plans
	2004	2003	2002	2004	2003	2002

Components of net periodic expense (income)
Service cost	$8.3	$6.9	$5.1	$0.6	$0.4	$0.3
Interest cost	5.1	4.1	2.9	0.4	0.3	0.3
Expected return on plan assets	(8.0)	(7.7)	(9.0)	—	—	—
Amortization of net actuarial loss from earlier periods	1.4	1.2	0.1	—	—	—
Amortization of unrecognized prior service costs	0.2	0.2	0.2	0.1	0.2	—

Net periodic expense (income).	$7.0	$4.7	$(0.7)	$1.1	$0.9	$0.6

The following information is for those Post-Retirement Plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2004	2003
Projected benefit obligation	47.6	32.4
Accumulated benefit obligation	27.2	14.6
Fair value of plan assets	—	—

Additional Information:

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

			Other Post-
	Pension Plans		Retirement Plans
	2004	2003	2004	2003

Discount rate	5.90%	6.25%	5.90%	6.25%
Rate of compensation increase	4.00%	3.91%	—	—
Cash balance accumulation/conversion rate	5.00%	5.00%	—	—

            Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	8.35%	8.10%	9.75%	—	—	—
Rate of compensation increase	3.91%	3.91%	4.41%	—	—	—
Cash balance accumulation/conversion rate	5.00%	5.00%	5.50%	—	—	—

For 2004, the Company used an assumed return on assets of approximately 8.35% for the Moody’s Retirement Plan, which was determined based on explicit long-term return assumptions for each major asset class within the plan portfolio. Moody’s works with third party consultants to determine assumptions for long-term rates of return for the asset classes that are included in the pension plan investment portfolio. These return assumptions reflect a long-term time horizon. They also reflect a combination of historical performance analysis and forward-looking views of the financial markets including consideration of inflation, current yields on long-term bonds and price-earnings ratios of the major stock market indices.

            Assumed Healthcare Cost Trend Rates at December 31:

	2004		2003	2002
			Pre- and	Pre- and
	Pre-age 65	Post-age 65	post- age 65	post- age 65

Healthcare cost trend rate assumed for the following year	11.0%	13.0%	10.0%	11.0%

Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	6.0%	6.0%

Year that the rate reaches the ultimate trend rate	2013	2013	2008	2008

The assumed health cost trend rate was modified in 2004 to better reflect different trend expectations for the medical and prescribed medication components of healthcare costs in proportion to the respective share of gross healthcare costs for pre- and post-age 65 retirees. A one percentage-point change in assumed healthcare cost trend rates would not have affected total service and interest cost and would have increased or decreased the post-retirement benefit obligation by $0.2 million.

Plan Assets

The assets of the Moody’s Retirement Plan were allocated among the following categories at December 31, 2004 and 2003:

	Percentage of
	Plan Assets
	at December 31,
Asset Category	2004	2003
Equity securities	73%	71%
Debt securities	18%	21%
Real estate	9%	8%

Total	100%	100%

Moody’s investment objective for the Moody’s Retirement Plan assets is to earn total returns that will minimize future contribution requirements over the long run within a prudent level of risk. The Company’s current pension plan asset allocation targets are for approximately seventy percent of assets to be invested in equity securities, diversified across U.S. and non-U.S. stocks of small, medium and large capitalization, twenty percent in investment grade bonds and the remainder in real estate funds. The use of derivatives to leverage the portfolio or otherwise is not permitted. The Company’s monitoring of the plan includes ongoing reviews of investment performance, annual liability measurements, periodic asset/liability studies and investment portfolio reviews.

Moody’s other Post-Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

Expected employer contributions to the Post-Retirement Plans in 2005 are $6.2 million for pension plans and $0.3 million for other Post-Retirement Plans.

Estimated Future Benefits Payable

Estimated future benefits payments for the Post-Retirement Plans are as follows at December 31, 2004:

		Other Post-
Year ending December 31,	Pension Plans	Retirement Plans
2005	$7.5	$0.3
2006	2.4	0.4
2007	2.7	0.4
2008	2.9	0.5
2009	3.2	0.5
Next five years to December 31, 2014	36.6	3.5

Profit Participation Plan

Moody’s has a profit participation plan (the “Plan”) covering substantially all U.S. employees. The Plan provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay, subject to the federal limit. Moody’s contributes an amount equal to 50% of employee contributions, with Moody’s contribution limited to 3% of the employee’s pay. Moody’s makes additional contributions to the Plan that are based on year-to-year growth in the Company’s earnings per share. Expense associated with this plan was $15.0 million, $18.3 million and $15.1 million in 2004, 2003 and 2002, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees in the form of defined contribution plans. Company contributions are primarily determined as a percentage of employees’ eligible compensation. Expense related to these plans for the years ended December 31, 2004, 2003 and 2002 was approximately $3.8 million, $2.4 million and $1.6 million, respectively.

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

The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”) was approved by the Company’s Board of Directors in March 2004 and by the Company’s shareholders in April 2004. Under the 2001 Plan, 12,800,000 shares of common stock have been reserved for issuance. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The 2001 Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the 2001 Plan is determined by the Board of Directors at the date of the grant and has been four years. Unlike the 1998 Plan, the 2001 Plan also provides that consultants to the Company or any of its affiliates are eligible to be granted options. The 2001 Plan also provides for the granting of restricted stock. The total number of shares available for grants of awards other than stock options is limited to 2,500,000 shares.

Under the 1998 and 2001 Plans, key employees of the Company may be granted shares of common stock based on the achievement of revenue growth goals or other operating objectives (“Performance Shares”). At the end of the performance period, Company performance at target will yield the targeted amount of shares, whereas Company performance above or below target will yield larger or smaller share awards, respectively. There were no Performance Share grants in 2004, 2003 and 2002. The Company recorded compensation expense of $0.2 million in 2002 relating to performance shares granted in 1999, for which the performance period ended in 2002. There were no performance shares outstanding in 2003 and 2004 and, accordingly no related compensation expense was recorded for the years ended December 31, 2004 and 2003.

The Company maintains a stock plan for its Board of Directors, the 1998 Directors Plan (the “Directors Plan”), which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined by the Board of Directors at the date of the grant and is generally one year for options and three years for restricted stock. Under the Directors Plan, 400,000 shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors Plan.

In February 2005, Moody’s awarded long-term, equity-based compensation as a mix of stock options and restricted stock. The aggregate grants were approximately 1.3 million options and 0.2 million shares of restricted stock under the 2001 Plan, and approximately 0.6 million options and 0.2 million shares of restricted stock under the 1998 Plan. The options and a portion of the restricted stock vest ratably over four years. The remaining restricted stock will vest over a period of three to five years, depending on growth in the Company’s operating income.

Also in February 2005, Directors of the Company were granted approximately 9,500 shares of restricted stock under the Directors Plan.

Below is a summary of restricted shares that Moody’s granted in 2004 and 2003:

	2004	2003
Restricted shares granted	0.4	0.02
Weighted average fair value at grant date	$65.58	$42.04

Changes in stock options for the three years ended December 31, 2004 are summarized below:

		Weighted
	Number	Average
	Outstanding	Exercise Price
Options outstanding, December 31, 2001	14.7	$23.00
Granted	3.8	40.01
Exercised	(2.5)	19.31
Surrendered or retired	(0.7)	27.43

Options outstanding, December 31, 2002	15.3	27.63
Granted	3.6	42.73
Exercised	(3.1)	23.87
Surrendered or retired	(0.6)	32.67

Options outstanding, December 31, 2003	15.2	31.78
Granted	2.3	65.33
Exercised	(3.6)	27.47
Surrendered or retired	(0.7)	45.88

Options outstanding, December 31, 2004	13.2	$38.15

Below is a summary of Moody’s stock options held by Moody’s employees and by New D&B employees and retirees as of each date:

		New D&B
	Moody’s	Employees
	Employees	and Retirees
Options outstanding at:
December 31, 2002	11.1	4.2
December 31, 2003	12.6	2.6
December 31, 2004	11.6	1.6

The following table summarizes additional information about stock options outstanding at December 31, 2004:

	Options Outstanding
		Average
		Remaining	Weighted
	Number	Contractual	Average
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price
$16.16-$19.94	0.6	1.9	$17.11
$21.42-$23.96	1.8	4.5	21.80
$25.13-$28.13	3.1	4.8	27.47
$33.92-$39.98	2.5	7.0	39.87
$40.59-$43.55	3.1	8.0	42.46
$52.05-$87.19	2.1	9.2	$65.26

Total	13.2

	Options Exercisable
		Weighted
	Number	Average
Range of Exercise Prices	Exercisable	Exercise Price
$16.16-$19.94	0.6	$17.11
$21.42-$23.96	1.7	21.82
$25.13-$28.13	3.1	27.47
$33.92-$39.98	1.0	39.84
$40.59-$43.55	0.6	$42.41
$52.05-$87.19	—	—

Total	7.0

In addition, the Company also sponsors the Moody’s Corporation Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at 85% of its fair market value on the first trading day of the month. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect at from one percent to ten percent of compensation, subject to the federal limit.

Note 10 Income Taxes

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$240.7	$199.7	$150.5
State and local	70.8	63.6	54.4
Non-U.S	44.3	35.3	26.3

Total current	355.8	298.6	231.2

Deferred:
Federal	(6.9)	(3.8)	(3.5)
State and local	(2.3)	(1.5)	1.4
Non-U.S	(0.4)	(0.8)	(0.6)

Total deferred	(9.6)	(6.1)	(2.7)

Total provision for income taxes	$346.2	$292.5	$228.5

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	5.8	6.2	7.0
U.S. taxes on foreign income	0.3	0.3	0.7
Legacy tax items	4.3	3.0	3.3
Other	(0.5)	0.1	(1.8)

Effective tax rate	44.9%	44.6%	44.2%

Income taxes paid were $300.1 million, $210.6 million and $226.6 million in 2004, 2003 and 2002, respectively. Taxes paid in 2002 included approximately $50 million of 2001 income tax payments that were deferred from 2001 due to the September 11th tragedy.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Current:
Accounts receivable allowances	$6.1	$6.9
Accrued compensation and benefits	4.9	5.1
Other	1.3	1.0

Total current	12.3	13.0

Non-current:
Depreciation and amortization	8.1	5.3
Benefit plans	25.3	13.5
State taxes	1.9	1.8
Other	7.5	8.0

Total non-current	42.8	28.6

Total deferred tax assets	55.1	41.6

Deferred tax liabilities:
Current:
Prepaid expenses	(1.6)	(1.4)

Total current	(1.6)	(1.4)

Non-current:
Prepaid pension costs	(25.3)	(25.1)
Amortization of intangible assets and capitalized software	(9.7)	(6.8)
Other	(4.8)	(0.1)

Total non-current	(39.8)	(32.0)

Total deferred tax liabilities	(41.4)	(33.4)

Net deferred tax asset	$13.7	$8.2

The current deferred tax assets, net of current deferred tax liabilities, as well as prepaid taxes of $1.0 million and $0.7 million at December 31, 2004 and 2003, respectively, are included in other current assets in the consolidated balance sheets. Non-current tax receivables of $2.6 million and $26.5 million at December 31, 2004 and 2003, respectively, are included in other assets. The net effect of non-current deferred tax assets and non-current deferred tax liabilities is included in other assets and other liabilities at December 31, 2004 and 2003, respectively. Management has determined, based on the Company’s history of prior and current levels of operating earnings, that no valuation allowance for deferred tax assets should be provided as of December 31, 2004 and 2003.

At December 31, 2004, undistributed earnings of non-U.S. subsidiaries aggregated approximately $73 million. Earnings from the United Kingdom, France, Germany, Spain, Italy and Japan are or will be remitted to the U.S. on a regular basis. As such, taxes related to anticipated distributions have been provided in the consolidated financial statements. Moody’s anticipates that it may benefit from the American JOBS Act of 2004 for certain non-U.S. earnings that will be remitted to the U.S. in 2005. However, since the Company has not yet determined whether it will meet the conditions for the reinvestment of the dividends in U.S. property, such benefit was not recorded as of December 31, 2004. Deferred tax liabilities have not been recognized for approximately $8 million of undistributed foreign earnings that management intends to reinvest outside the U.S. If all such undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal and foreign income taxes payable, net of foreign tax credits, would be approximately $1 million.

Note 11 Indebtedness

In connection with the 2000 Distribution, Moody’s was allocated $195.5 million of debt at September 30, 2000. Moody’s funded this debt with borrowings under a $160 million unsecured bank revolving credit facility and a bank bridge line of credit.

On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The cash proceeds from the Notes were used in part to repay the outstanding balance on the revolving credit facility and to repay the bridge line of credit. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. At December 31, 2004, the Notes have been classified as current liabilities since they mature in September 2005. Management is in the process of evaluating refinancing and repayment alternatives for the Notes. Interest paid under the Notes was $22.8 million for each of the years ended December 31, 2004, 2003 and 2002. Total interest expense was $23.0 million, $23.5 million and $23.5 million, respectively for the years ended December 31, 2004, 2003 and 2002.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. This Facility replaced the $80 million 5-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At December 31, 2004, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at December 31, 2004. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility.

Interest paid under Moody’s previous revolving credit facilities for the years ended December 31, 2003 and 2002 was $0.6 million and $0.3 million, respectively. No interest was paid under the Company’s facilities for the year ended December 31, 2004 as no borrowings were outstanding during the year.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Agreements also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the related agreements, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the related agreements, of not more than 4 to 1 at the end of any fiscal quarter. At December 31, 2004, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts due becoming immediately due and payable and all commitments being terminated.

Note 12 Capital Stock

Authorized Capital Stock

The total number of shares of all classes of stock that the Company has authority to issue under its Restated Certificate of Incorporation is 420,000,000 shares with a par value of $0.01, of which 400,000,000 are shares of common stock, 10,000,000 are shares of preferred stock and 10,000,000 are shares of series common stock. The preferred stock and series common stock can be issued with varying terms, as determined by the Board of Directors. As more fully described in Note 20, on February 15, 2005 the Company’s Board of Directors declared a two-for-one stock split which is subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares. The proposal to amend the charter will be described in the Company’s annual meeting proxy statement and will be voted on by stockholders at the Annual Meeting on April 26, 2005.

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

Share Repurchase Program

On May 24, 2004, the Company announced that its Board of Directors had authorized a new $600 million share repurchase program, which includes both special share repurchases and systematic share repurchases to offset shares issued under Moody’s stock-based compensation plans. There is no established expiration date for this authorization. During June 2004, the Company completed its previous $450 million program, which had been authorized by the Board of Directors in October 2002.

Since becoming a public company in October 2000 and through the end of 2004, Moody’s has repurchased 26.4 million shares at a total cost of $1.1 billion, including 13.0 million shares to offset issuances under employee stock plans. During 2004, Moody’s repurchased 3.5 million shares at an aggregate cost of $221.3 million and 3.7 million shares were issued under employee stock plans.

Dividends

During 2004, the Company paid a quarterly dividend of 7.5 cents per share of Moody’s common stock, resulting in dividends paid per share of 30 cents during the year. During 2003 and 2002, the Company paid a quarterly dividend of 4.5 cents per share of Moody’s common stock, resulting in dividends paid per share of 18 cents in each year.

On December 14, 2004, the Board of Directors of the Company approved a quarterly dividend of 7.5 cents per share of Moody’s common stock, payable on March 10, 2005 to stockholders of record at the close of business on February 20, 2005. On February 15, 2005, the board voted to increase the quarterly dividend per share to $0.11 before giving effect to the proposed two-for-one stock split as more fully described in Note 20, payable on June 15, 2005 to stockholders of record as of May 27, 2005. If the stock split is effected, then on a post-split basis, the dividend will be increased to 5.5 cents per share from the 3.75 cents per share that otherwise would have been paid absent the dividend increase. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

Note 13 Lease Commitments

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next eleven years. Moody’s also leases certain computer and other equipment under operating and capital leases that expire over the next five years. Rent expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $15.1 million, $13.3 million and $11.3 million, respectively. Rent expense for 2002 was net of sublease rental income of $0.6 million. There was no sublease rental income in 2004 and 2003.

During 2002, Moody’s acquired approximately $3.9 million of computer equipment subject to capital lease obligations. Accumulated amortization at December 31, 2004 includes approximately $2.6 million related to those capital lease obligations.

The approximate minimum rent for leases that have remaining or original noncancelable lease terms in excess of one year at December 31, 2004 is as follows:

	Capital	Operating
Year Ending December 31,	Leases	Leases
2005	$1.3	$15.7
2006	—	12.2
2007	—	9.9
2008	—	9.1
2009		6.2
Thereafter	—	11.9

Total minimum lease payments	1.3	$65.0

Less: amount representing interest	(0.0)

Present value of net minimum lease payments under capital leases	$1.3

Note 14 Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is both probable that a liability has been incurred and the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In November 1996, The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”) (the “1996 Distribution”). Under the terms of the distribution agreement relating to the 1996 Distribution (the “1996 Distribution Agreement”), each party thereto is prohibited from distributing to its stockholders any business that had been allocated to it in connection with the 1996 Distribution, unless the distributed business delivers an undertaking agreeing to be jointly and severally liable to the other parties under the 1996 Distribution Agreement for the liabilities of the distributing parent company under the 1996 Distribution Agreement.

In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation (“Donnelley”) (the “1998 Distribution”). During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, The Dun & Bradstreet Corporation (“Old D&B”) through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the consolidated financial statements.

Information Resources, Inc.

The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties. Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits.

In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation (now known as R.H. Donnelly), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of the company then known as The Dun & Bradstreet Corporation.

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

IRI is seeking in excess of $650 million, which IRI also asked to be trebled. IRI has filed with the Court the report of its expert who has opined that IRI suffered damages of between $582 million and $652 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount.

On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claims that defendants tortiously interfered with the SRG acquisition. The Company believes that the dismissal of the tortious interference claims also precludes any claim for punitive damages.

On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s ‘Fixed Operations’ costs”. On December 17, 2004, IRI issued a press release, which said in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial”. IRI asked the Court to enter a final judgment against it, so that it could take an immediate appeal to the Court of Appeals for the Second Circuit. Defendants did not object to this request. On February 1, 2005 the Court entered a final judgment dismissing IRI’s claims with prejudice and on February 2, 2005, the Court entered IRI’s notice of appeal to the Second Circuit. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.

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

In 2001, ACNielsen was acquired by VNU N.V., which assumed ACNielsen’s obligations under the Original Indemnity and Joint Defense Agreement.

Under the terms of the 1998 Distribution, Old D&B assumed all potential liabilities of Donnelley (then known as The Dun & Bradstreet Corporation) arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities. Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution, including for any liabilities arising under the Original Indemnity and Joint Defense Agreement and arising from the IRI action itself. However, as between New D&B and Moody’s, it was agreed that under the 2000 Distribution, each of New D&B and Moody’s will be responsible for 50% of any payments required to be made to or on behalf of Donnelley with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.

On July 30, 2004, the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended Indemnity and Joint Defense Agreement”).

Pursuant to the Amended Indemnity and Joint Defense Agreement, any and all IRI Liabilities incurred by Donnelley, Moody’s, New D&B or IMS Health relating to a judgment (even if not final) or any settlement being entered into in the IRI action will be jointly and severally assumed, and fully discharged, exclusively by the VNU Parties. Under the Amended Indemnity and Joint Defense Agreement, the VNU Parties have agreed to, jointly and severally, indemnify Donnelley, Moody’s, New D&B and IMS Health from and against all IRI Liabilities to which they become subject. As a result, the cap on ACNielsen’s liability for the IRI Liabilities, which was provided for in the Original Indemnity and Joint Defense Agreement, no longer exists and all such liabilities are the responsibility of the VNU Parties pursuant to the Amended Indemnity and Joint Defense Agreement.

In addition, the Amended Indemnity and Joint Defense Agreement provides that if it becomes necessary to post any bond pending an appeal of an adverse judgment, then the VNU Parties shall obtain the bond required for the appeal and shall pay the full cost of such bond.

In connection with entering into the Amended Indemnity and Joint Defense Agreement, Donnelley, Moody’s, New D&B and IMS Health agreed to amend certain covenants of the Original Indemnity and Joint Defense Agreement to provide operational flexibility for ACNielsen going forward. In addition, the Amended Indemnity and Joint Defense Agreement includes certain amendments to the covenants of ACNielsen (which, under the Amended Indemnity and Joint Defense Agreement, are now also applicable to ACN (US), which the Company understand holds ACNielsen’s operating assets), which are designed to preserve such parties’ claims-paying ability and protect Donnelley, Moody’s, New D&B and IMS Health. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended Indemnity and Joint Defense Agreement comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended Indemnity and Joint Defense Agreement. VNU N.V. has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended Indemnity and Joint Defense Agreement.

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

The Company is unable to predict the outcome of the IRI action (including the appeal), or the financial condition of any of the VNU parties or the other defendants at the time of any such outcome and hence the Company cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended Indemnity and Joint Defense Agreement or the amount of the judgment or settlement in the IRI action. However, provided that the VNU Parties fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, the Company believes that the resolution of this matter, irrespective of the outcome of the IRI action, should not materially affect Moody’s financial position, results of operations and cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if Moody’s is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

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

During the second quarter of 2003, New D&B also received an Examination Report that had been issued by the IRS to the partnership, stating the IRS’ intention to ignore the partnership structure that had been established in 1993 in connection with the above transaction, and to reallocate to Old D&B income and expense items that had been reported in the partnership tax return for 1996 (the “Reallocation Report”). New D&B also received a similar Examination Report (the “Second Reallocation Report”) issued to the partnership with respect to the first quarter of 1997.

In June 2004, New D&B and the IRS conducted a mediation of these issues, at which they reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report, and certain tax refund claims made by Old D&B related to 1995 and 1996 (the “Preliminary Settlement”). The Preliminary Settlement was subject to the execution of a formal settlement agreement. In addition, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS for 1993 and 1994 and plans to file a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund claims; or (2) challenge the IRS claim in U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of deferred tax assets related to these tax refund claims could be up to $9 million.

As of June 30, 2004, Moody’s had adjusted its reserves for the Royalty Expense Deductions matter to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. In accordance with the 1996 Distribution Agreement, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement, but New D&B was unable to obtain consent from IMS Health and NMR. Accordingly, New D&B and the IRS were unable to agree on the terms of a formal settlement agreement by the November 1st deadline imposed by the IRS. As a result, the IRS withdrew the Preliminary Settlement.

The Company believes that in accordance with the 1996 Distribution Agreement, IMS Health and NMR, by withholding their consent to the formal settlement agreement, would be contractually responsible to pay any excess amounts above the Preliminary Settlement that may ultimately be owing with respect to tax years 1995 and 1996. IMS Health has alleged various breaches of New D&B’s obligations under the 1996 Distribution Agreement related to New D&B’s management and attempted settlement of this matter. If the parties fail to resolve their dispute, Moody’s understands that New D&B anticipates commencing arbitration proceedings against IMS Health and

NMR. Based on our current understanding of the positions of New D&B and IMS Health, the Company believes it is likely that New D&B should prevail, but we cannot predict with certainty the outcome.

In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of New D&B’s preliminary settlement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits).

Moody’s has reassessed its exposure for the Royalty Expense Deductions matter taking into consideration: (1) the original Examination Reports discussed above (for which the Company’s share of the required payments to the IRS could be up to $103 million, including penalties and interest, and net of tax benefits); and (2) the potential write-off of deferred tax assets (for which the Company’s exposure could be up to $9 million as discussed above). Based on this assessment, in 2004, the Company increased its reserve for this matter by $16.4 million to reflect the current estimate of probable exposure. Moody’s believes that the positions taken by the IRS in the Royalty Reports and the Reallocation Reports discussed above are inconsistent with each other. While it is possible that the IRS could ultimately prevail in whole or in part on one of such positions noted above, Moody’s believes that it is unlikely that the IRS will prevail on both.

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and has resulted in amortization expense deductions on the tax returns of Old D&B since 1997. These deductions could continue through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $95 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the preceding paragraph. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS could be up to $129 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.

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

In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter and in December 2004 executed a formal settlement agreement. New D&B received the first of three final assessments on February 15, 2005 and expects to receive the other two in the second quarter of 2005. Payment of the first assessment was made in the first quarter of 2005 and payment of the two other assessments is expected to be made in the second quarter of 2005. Moody’s estimates its share of these assessments to be approximately $15 million, reflecting cash payments of approximately $6 million and the write-off of deferred tax assets of approximately $9 million. In addition, IMS Health and NMR have notified New D&B that they disagree with various aspects of New D&B’s calculation of their respective shares of the payments. If the parties fail to resolve their dispute, Moody’s understands that New D&B anticipates commencing arbitration proceedings against IMS Health and NMR. Moody’s believes that New D&B should prevail in its position, but we cannot predict with certainty the outcome.

In 2004 , Moody’s increased its reserves for this matter by $14 million to reflect its current estimate of the probable exposure. Should IMS Health and NMR prevail in their position described in the prior paragraph, then Moody’s estimates that its exposure for this matter could increase by up to approximately $3 million.

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

During 2004 , the Company recorded charges of approximately $30 million to increase its reserves for the three legacy tax matters reflecting its current estimates of the probable exposures on these matters. The Company also recorded approximately $3 million of interest expense related to these reserves. As a result, at December 31, 2004, Moody’s total net legacy tax reserves were $136 million (consisting of $161 million of tax liabilities, partially offset by the expected utilization of $25 million of deferred tax assets). The $136 million of expected cash payments consists of $50 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $86 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $354 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.

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

The Moody’s KMV business consists of the combined businesses of KMV, acquired in April 2002, and Moody’s Risk Management Services. Moody’s KMV develops and distributes quantitative credit assessment products and services for banks and investors in credit-sensitive assets, credit training services and credit processing software.

Assets used solely by Moody’s KMV are separately disclosed within that segment. All other Company assets, including corporate assets, are reported as part of Moody’s Investors Service.

Revenue by geographic area is generally based on the location of the customer.

Intersegment sales are insignificant and no single customer accounted for 10% or more of total revenue.

Below are financial information by segment, Moody’s Investors Service revenue by business unit and revenue and long-lived asset information by geographic area, for the years ended and as of December 31, 2004, 2003 and 2002. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Year Ended December 31, 2004
	Moody’s
	Investors	Moody’s
	Service	KMV	Consolidated
Revenue	$1,310.7	$127.6	$1,438.3
Operating expenses	513.7	104.1	617.8
Depreciation and amortization	16.9	17.2	34.1

Operating income	780.1	6.3	786.4
Non-operating expense, net			(15.1)

Income before provision for income taxes			771.3
Provision for income taxes			346.2

Net income			$425.1

Total assets at December 31	$1,110.2	$265.8	$1,376.0

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated
Revenue	$1,134.7	$111.9	$1,246.6	$941.8	$81.5	$1,023.3
Operating expenses	462.2	88.7	550.9	385.7	74.9	460.6
Depreciation and amortization	15.4	17.2	32.6	12.7	11.9	24.6

Operating income (loss)	657.1	6.0	663.1	543.4	(5.3)	538.1
Non-operating expense, net			(6.7)			(20.7)

Income before provision for income taxes			656.4			517.4
Provision for income taxes			292.5			228.5

Net income			$363.9			$288.9

Total assets at December 31	$683.9	$268.4	$952.3	$364.2	$266.6	$630.8

Moody’s Investors Service Revenue by Business Unit

	Year Ended December 31,
	2004	2003	2002
Ratings revenue:
Structured finance	$538.6	$460.6	$384.3
Corporate finance	311.5	278.8	227.7
Financial institutions and sovereign risk	208.9	181.2	155.0
Public finance	82.2	87.2	81.2

Total ratings revenue	1,141.2	1,007.8	848.2
Research revenue	169.5	126.9	93.6

Total Moody’s Investors Service	$1,310.7	$1,134.7	$941.8

Revenue and Long-lived Asset Information by Geographic Area

	2004	2003	2002
Revenue:
United States	$911.2	$795.3	$680.8
International	527.1	451.3	342.5

Total	$1,438.3	$1,246.6	$1,023.3

Long-lived assets:
United States	$245.2	$255.9	$269.3
International	18.7	14.7	15.4

Total	$263.9	$270.6	$284.7

Note 16 Valuation and Qualifying Accounts

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized. During 2003, the Company reduced its provision rates and in the fourth quarter of 2003, the Company recorded adjustments to the allowances totaling $6.0 million, of which approximately $3.0 million related to 2002 and $3.0 million related to prior quarters of 2003. In 2004, the Company further reduced its provision rates and allowance to reflect its current estimate of the appropriate level of accounts receivable allowances. Below is a summary of activity for each of the three years in the period ended December 31, 2004:

	Balance at	Additions	Write-offs	Balance
	Beginning	Charged to	and	at End of
	of the Year	Revenue	Adjustments	the Year
2004	$(15.9)	(18.1)	19.4	$(14.6)
2003	(16.4)	(16.4)	16.9	(15.9)
2002	(27.3)	(20.1)	31.0	(16.4)

Note 17 Related Party Transactions

Moody’s Corporation made grants of $7.0 million, $6.0 million and $6.0 million to The Moody’s Foundation (the “Foundation”) in 2004, 2003 and 2002, respectively. The Foundation carries out philanthropic activities on behalf of Moody’s Corporation primarily in the areas of education and health and human services. Certain members of senior management of Moody’s Corporation are on the Board of Directors of the Foundation.

Note 18 Insurance Recovery

In February 2003, Moody’s received a $15.9 million insurance recovery related to the September 11th tragedy, for incremental costs incurred and for lost profits due to the sharp decline in debt market activity in the weeks following the disaster. Moody’s had previously received a $4.0 million advance payment in 2002, resulting in a total recovery of $19.9 million. Moody’s had incurred incremental costs of $6.3 million for property damage and temporary office facilities, and had fully accrued for the recovery of these costs in its financial statements. The remainder of the insurance recovery, $13.6 million, had not previously been accrued as its realizability was not sufficiently assured. As a result, in the first quarter of 2003 Moody’s recorded a gain of $13.6 million, included in other non-operating income, net in the consolidated statements of operations.

Note 19 Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
Revenue	$331.2	$357.6	$357.9	$391.6
Operating income	182.9	199.5	197.8	206.2
Net income	103.5	103.5	95.5	122.6
Basic earnings per share	$0.69	$0.70	$0.65	$0.83
Diluted earnings per share	$0.68	$0.68	$0.63	$0.80
2003
Revenue	$278.2	$312.7	$305.0	$350.7
Operating income	149.1	176.7	161.2	176.1
Net income	91.9	100.9	85.6	85.5
Basic earnings per share	$0.62	$0.68	$0.57	$0.57
Diluted earnings per share	$0.61	$0.66	$0.56	$0.56

Basic and diluted earnings per share are computed independently for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted earnings per share for each of the four quarters may not equal the full year basic and diluted earnings per share.

Note 20 Subsequent Event

On February 15, 2005, the Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of common stock for each share of the Company’s common stock outstanding and treasury shares. Stockholders of record as of the close of business on May 4, 2005 will receive one additional share of common stock for each share of the Company’s common stock held on that date. Such additional shares will be distributed on May 18, 2005.

The Board of Directors’ declaration of the special stock dividend distribution is subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares. Moody’s stockholders will vote on the charter amendment at the Company’s Annual Meeting, which will be held on April 26, 2005. The proposal to amend the Company’s charter to increase the number of authorized shares will be more fully described in the Company’s annual meeting proxy statement.

If the stock split is approved, the Company will restate its previously reported financial statements accordingly. Among other things, Moody’s number of basic and diluted shares outstanding will be double the amounts currently reported in the consolidated financial statements, and earnings per share will be fifty percent of the currently reported amounts.

Also, on February 15, 2005, the Board of Directors voted to increase the quarterly dividend per share from $0.075 to $0.11 before giving effect to the aforementioned two-for-one stock split, payable on June 15, 2005 to stockholders of record as of May 27, 2005. If the stock split is effected then on a post-split basis, the dividend will be increased to 5.5 cents per share from the 3.75 cents per share that otherwise would have been paid absent the dividend increase. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board of Directors.

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

In addition, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this report.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 26, 2005, and is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent auditors. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2004, the Audit Committee approved all of the services provided by the Company’s independent auditors, which are described below.

Audit Fees

The aggregate fees for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2003, for the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and for statutory audits of non-U.S. subsidiaries were approximately $2.3 million (including $0.4 million not billed) in 2004 and $1.0 million (including $0.1 million not billed) in 2003. All such fees were attributable to PricewaterhouseCoopers LLP.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 were approximately $0.7 million (including $0.1 million not billed) and $0.4 million, respectively. Such services included acquisition due diligence reviews, employee benefit plan audits, internal control reviews, and consultations concerning financial accounting and reporting standards.

Tax Fees

The aggregate fees billed for tax services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 were approximately $15,000 and $75,000, respectively. Tax services rendered by PricewaterhouseCoopers LLP principally related to expatriate tax services and tax consulting and compliance.

All Other Fees

The aggregate fees billed for all other services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2004 and 2003 were approximately $5,000 and $3,000, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of documents filed as part of this report.

(1)	Financial Statements.

See Index to Financial Statements, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

See Index to Exhibits on pages 85-89 of this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By:	/s/ JOHN RUTHERFURD, JR.

John Rutherfurd, Jr.
Chairman and Chief Executive Officer

Date: March 8, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JOHN RUTHERFURD, JR
John Rutherfurd, Jr., Chairman of the
Board of Directors and Chief Executive Officer
(principal executive officer)

/s/ JEANNE M. DERING
Jeanne M. Dering, Executive Vice President
and Chief Financial Officer
(principal financial officer)

/s/ JOSEPH MCCABE	/s/ CONNIE MACK

Joseph McCabe, Vice President and Corporate	Connie Mack, Director
Controller (principal accounting officer)

/s/ BASIL L. ANDERSON	/s/ RAYMOND W. MCDANIEL, JR.

Basil L. Anderson, Director	Raymond W. McDaniel, Jr., Director,
President and Chief Operating Officer

/s/ MARY JOHNSTON EVANS
Mary Johnston Evans, Director	/s/ HENRY A. MCKINNELL, JR

Henry A. McKinnell, Jr. Ph.D., Director

/s/ ROBERT R. GLAUBER	/s/ NANCY S. NEWCOMB

Robert R. Glauber, Director	Nancy S. Newcomb, Director

/s/ EWALD KIST	/s/ JOHN K. WULFF

Ewald Kist, Director	John K. Wulff, Director

Date: March 8, 2005

INDEX TO EXHIBITS

S-K
EXHIBIT
NUMBER
3	ARTICLES OF INCORPORATION AND BY-LAWS

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, and as further amended effective October 1, 2000 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.2	Amended and Restated Rights Agreement between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, dated as of September 27, 2000 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 29, 2000), as amended by Amendment No. 1 to the Rights Agreement among the Registrant, EquiServe Trust Company, N.A., as Rights Agent, and The Bank of New York, as successor Rights Agent, dated as of October 22, 2001 (incorporated by reference to Exhibit 4.2 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.3	Five-Year Credit Agreement, dated as of September 11, 2000, among the Registrant, certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.4	Amended and Restated Credit Agreement, dated as of September 10, 2001, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 14, 2001).

	.5	Amended and Restated 364-Day Credit Agreement, dated as of September 8, 2003, between Moody’s Corporation and certain subsidiaries of the Registrant, the lenders party thereto, JP Morgan Chase Bank, as administrative agent, Citibank, N.A., as syndication agent, and The Bank of New York, as documentation agent (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 12, 2003).

	.6	Five-Year Credit Agreement dated as of September 1, 2004, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Hereto, JP Morgan Chase Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and The Bank of New York, as Documentation Agent (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 8, 2004).

10	MATERIAL CONTRACTS

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit

S-K
EXHIBIT
NUMBER
10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.3	Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.4	Supplemental Executive Benefit Plan of Moody’s Corporation, dated as of September 30, 2000 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.5	Intellectual Property Assignments, dated as of September 1, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.6	Pension Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.7	Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.8	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.9	1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit to Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000).

	.10	1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.11	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.12	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.13	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15,2001).

	.14	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation)

S-K
EXHIBIT
NUMBER
(incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

	.15	2001 Moody’s Corporation Key Employees Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.16	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

	.17	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

	.18	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	.19	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	.20	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	.21	Indemnity and Joint Defense Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

	.22	Separation Agreement and General Release, dated as of April 10, 2001, between Moody’s Investors Service, Inc. and Donald Noe (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 15, 2001).

	.23	Separation Agreement and General Release, dated as of April 10, 2001, between Moody’s Investors Service, Inc. and Kenneth J. H. Pinkes (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 15, 2001).

	.24	Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002).

S-K
EXHIBIT
NUMBER
	.25	Note Purchase Agreement, dated as of October 3, 2000, among the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

	.26	Form of 7.61% Senior Notes due 2005 (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

	.27	Amended and Restated Indemnity and Joint Defense Agreement, dated as of July 30, 2004, among VNU, N.V., VNU, Inc., ACNielsen Corporation, AC Nielsen (US), Inc., Nielsen Media Research, Inc. (formerly, Cognizant Corporation), R.H. Donnelley Corporation (formerly, The Dun & Bradstreet Corporation), The Dun & Bradstreet Corporation, Moody’s Corporation and IMS Health Incorporated (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed August 9, 2004).

	.28	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

	.29	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

	.30	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

	.31	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

	.32	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of January 31, 2005.

23*	CONSENTS OF EXPERTS Consent of PricewaterhouseCoopers LLP.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

S-K
EXHIBIT
NUMBER
	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

* Filed herewith