Form 10-Q
period 2005-03-31
MOODYS CORP /DE/
filed 2005-05-10
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-14037

Moody’s Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3998945
(State of Incorporation)	(I.R.S. Employer Identification No.)

99 Church Street, New York, N.Y. (Address of principal executive offices)	10007 (Zip Code)
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding
Title of Each Class	at March 31, 2005

Common Stock, par value $0.01 per share	150.1 million

MOODY’S CORPORATION

PART I.           FINANCIAL INFORMATION

Item 1.	Financial Statements
MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended
	March 31,

	2005	2004

Revenue	$390.5	$331.2
Expenses
Operating, selling, general and administrative	169.4	140.0
Depreciation and amortization	8.6	8.3

Total expenses	178.0	148.3

Operating income	212.5	182.9

Interest and other non-operating expense, net	(5.2)	(5.0)

Income before provision for income taxes	207.3	177.9
Provision for income taxes	88.6	74.4

Net income	$118.7	$103.5

Earnings per share
Basic	$0.79	$0.69
Diluted	$0.78	$0.68
Weighted average shares outstanding
Basic	149.5	149.1

Diluted	153.0	153.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollar amounts in millions, except share and per share data)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$777.0	$606.1
Accounts receivable, net of allowances of $14.0 in 2005 and $14.6 in 2004	364.6	358.4
Other current assets	63.7	58.1

Total current assets	1,205.3	1,022.6
Property and equipment, net	44.8	45.2
Prepaid pension costs	59.0	59.7
Goodwill	131.8	131.7
Intangible assets, net	69.1	70.7
Other assets	49.0	46.1

Total assets	$1,559.0	$1,376.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$300.0	$300.0
Accounts payable and accrued liabilities	238.0	270.5
Deferred revenue	297.3	266.7

Total current liabilities	835.3	837.2
Non-current portion of deferred revenue	57.7	54.4
Other liabilities	171.2	166.9

Total liabilities	1,064.2	1,058.5

Contingencies (Note 8)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 400,000,000 shares authorized; 171,451,136 shares issued at March 31, 2005 and December 31, 2004	1.7	1.7
Capital surplus	177.8	144.0
Retained earnings	1,046.8	939.3
Treasury stock, at cost; 21,389,288 and 22,539,115 shares of common stock at March 31, 2005 and December 31, 2004, respectively	(739.5)	(777.2)
Other comprehensive income	8.0	9.7

Total shareholders’ equity	494.8	317.5

Total liabilities and shareholders’ equity	$1,559.0	$1,376.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities
Net income	$118.7	$103.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	8.6	8.3
Stock-based compensation expense	16.9	5.2
Tax benefits from exercise of stock options	21.7	21.0
Changes in assets and liabilities:
Accounts receivable	(4.6)	(11.1)
Other current assets	(5.7)	(5.3)
Prepaid pension costs	0.7	0.1
Other assets	(4.2)	(0.4)
Accounts payable and accrued liabilities	(33.5)	(56.7)
Deferred revenue	33.4	40.1
Other liabilities	4.5	1.7

Net cash provided by operating activities	156.5	106.4

Cash flows from investing activities
Capital additions	(5.5)	(6.6)
Net cash used in connection with investments in affiliates	—	(2.8)

Net cash used in investing activities	(5.5)	(9.4)

Cash flows from financing activities
Proceeds from stock plans	32.9	42.7
Cost of treasury shares repurchased	—	(30.5)
Payment of dividends	(11.2)	(11.2)
Payments under capital lease obligations	(0.3)	(0.3)

Net cash provided by financing activities	21.4	0.7
Effect of exchange rate changes on cash and cash equivalents	(1.5)	1.3

Increase in cash and cash equivalents	170.9	99.0
Cash and cash equivalents, beginning of the period	606.1	269.1

Cash and cash equivalents, end of the period	$777.0	$368.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
      Moody’s Corporation (“Moody’s” or the “Company”) is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and (ii) quantitative credit assessment services, credit training services and credit processing software to banks and other financial institutions. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV. Moody’s Investors Service publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs, as well as rating opinions on issuers of credit obligations. It also publishes investor-oriented credit research, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks. The Moody’s KMV business develops and distributes quantitative credit risk assessment services and credit processing software for banks and investors in credit-sensitive assets.
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
      These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2005. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year presentation.
2.     STOCK-BASED COMPENSATION
      On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123. Therefore, employee stock options granted on and after January 1, 2003 are being expensed by the Company over the option vesting period (or sooner if employees are at or near retirement eligibility, as described below) based on the estimated fair value of the award on the date of grant. In addition, shares issued to participants in the Company’s employee stock purchase plan are being expensed by the Company based on the discount from the market price received by the participants.
      The condensed consolidated statements of operations include compensation expense of $16.9 million and $5.2 million for the three months ended March 31, 2005 and 2004, respectively, related to stock awards granted and stock issued under the employee stock purchase plan since January 1, 2003. The 2005 amount includes approximately $9.1 million relating to the accelerated expensing of equity grants for employees who are at or near retirement eligibility as defined in the related Company stock plans. The 2005 and 2004 expense

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below. The pro forma amounts for the first quarter of 2005 include the effect of the $9.1 million charge discussed above.

	Three Months
	Ended March 31,

	2005	2004

	(In millions, except
	per share data)
Net income:
As reported	$118.7	$103.5
Add: Stock-based compensation expense included in reported net income, net of tax	10.0	3.5
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(11.7)	(6.7)

Pro forma net income	$117.0	$100.3

Basic earnings per share:
As reported	$0.79	$0.69
Pro forma	$0.78	$0.67
Diluted earnings per share:
As reported	$0.78	$0.68
Pro forma	$0.76	$0.66
      The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.
      The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the three months ended March 31, 2005 and 2004.

	Three Months
	Ended March 31,

	2005	2004

Expected dividend yield	0.53%	0.46%
Expected stock volatility	23%	30%
Risk-free interest rate	4.07%	3.23%
Expected holding period	6 yrs	5 yrs
      The estimated weighted average fair value of Moody’s options granted during the three months ended March 31, 2005 and 2004 was $24.99 and $19.97, respectively.
      At the Distribution Date, all unexercised Old D&B stock options were converted into separately exercisable options of Moody’s and New D&B. The 2000 Distribution Agreement provided that, for subsequent exercises of those options, the issuer of the stock rather than the employer would be entitled to the related tax deduction. Accordingly, from the Distribution Date through the 2002 tax year, Moody’s claimed tax deductions when employees of New D&B exercised Moody’s stock options.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Beginning with stock option exercises in 2003, Moody’s has changed its tax deductions to conform to an IRS ruling which clarified that the employer should take the tax deduction for option exercises rather than the issuer. The 2000 Distribution Agreement entitles Moody’s to reimbursement from New D&B for the resulting loss of the issuer-based tax deductions. Accordingly, Moody’s has reflected a receivable from New D&B within other current assets on the condensed consolidated balance sheet in the amount of $27.7 million and $23.3 million at March 31, 2005 and December 31, 2004, respectively. This accounting had no impact on the results of operations. The condensed consolidated statement of cash flows for the three months ended March 31, 2004 has been reclassified to reflect this treatment.
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. Based on the Securities and Exchange Commission’s (“SEC”) recent rule allowing deferral of the implementation date of SFAS 123R, the Company will implement this standard effective January 1, 2006. The Company does not believe that the impact of adoption will be material to the consolidated balance sheet and statement of operations. We are currently assessing the impact of the adoption on the classification of tax benefits from exercise of stock options between operating and financing activities on the consolidated statement of cash flows. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than the 2005 expense before the $9.1 million charge, since the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period.
3.     RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
      Below is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding (in millions):

	Three Months
	Ended March 31,

	2005	2004

Weighted average number of shares — Basic	149.5	149.1
Dilutive effect of shares issuable under stock-based compensation plans	3.5	4.0

Weighted average number of shares — Diluted	153.0	153.1

      Options to purchase 0.2 million common shares at March 31, 2005 were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive. There were no antidilutive options outstanding at March 31, 2004.
4.     ACQUISITIONS
      In December 2001, the Company increased its investment in Korea Investors Service (“KIS”) to just over 50%, at a cost of $9.6 million with a contingent payment based on KIS net income for the three-year period ended December 31, 2004. The estimated contingent payment of 3.9 billion Korean Won (approximately $3.9 million as of March 31, 2005) is reflected in goodwill and accrued liabilities at March 31, 2005 and is expected to be paid in the second quarter of 2005.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
      The following table summarizes the activity in goodwill for the periods indicated (in millions):

	Three Months Ended March 31, 2005			Year Ended December 31, 2004

	Moody’s	Moody’s		Moody’s	Moody’s
	Investors Service	KMV	Consolidated	Investors Service	KMV	Consolidated

Beginning balance	$7.6	$124.1	$131.7	$2.3	$124.1	$126.4
Additions	—	—	—	4.9	—	4.9
Other	0.1	—	0.1	0.4	—	0.4

Ending balance	$7.7	$124.1	$131.8	$7.6	$124.1	$131.7

      The following table summarizes intangible assets at the dates indicated (in millions):

	March 31,	December 31,
	2005	2004

Customer lists (11.3 year original weighted average life)	$58.0	$58.0
Accumulated amortization	(17.2)	(15.9)

Net customer lists	40.8	42.1

Other amortizable intangible assets (5.6 year original weighted average life)	8.2	8.2
Accumulated amortization	(5.4)	(5.1)

Net other amortizable intangible assets	2.8	3.1

Total amortizable intangible assets	43.6	45.2
Indefinite-lived intangible assets	25.5	25.5

Total intangible assets	$69.1	$70.7

      Indefinite-lived intangibles are trade secrets acquired with the April 2002 acquisition of KMV. Current circumstances and conditions continue to support an indefinite useful life.
      Amortization expense for intangible assets subject to amortization for the three month periods ended March 31, 2005 and 2004 was $1.6 million and $1.7 million, respectively.
      Estimated future amortization expense for intangible assets subject to amortization is as follows (in millions):

Year Ending December 31,

2005 (after March 31)	$4.9
2006	6.2
2007	5.5
2008	4.5
2009	4.2
Thereafter	$18.3

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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
      Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans described in the preceding two paragraphs are collectively referred to herein as the “Post-Retirement Plans”. Effective at the Distribution Date, Moody’s assumed responsibility for pension and other post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.
      In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a reduction of approximately $0.8 million to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations had no significant effects on the Company’s net periodic post-retirement expense in the first quarter of 2005.
      Following are the components of net periodic expense related to the Post-Retirement Plans for the three months ended March 31, 2005 and 2004 (in millions):

	Pension Plans		Other Post-Retirement Plans

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Components of net periodic expense
Service cost	$2.5	$2.1	$0.2	$0.2
Interest cost	1.6	1.2	0.1	0.1
Expected return on plan assets	(2.0)	(2.0)	—	—
Amortization of net actuarial loss from earlier periods	0.7	0.4	—	—
Amortization of unrecognized prior service costs	0.1	0.1	—	—

Net periodic expense	$2.9	$1.8	$0.3	$0.3

      No significant contributions to pension plans or other Post-Retirement Plans were made during the three months ended March 31, 2005 and 2004. The Company presently anticipates contributing $6.9 million to pension plans and $0.3 million to its other Post-Retirement Plans during the remainder of 2005.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
7.     INDEBTEDNESS
      On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. At March 31, 2005 and December 31, 2004, the Notes have been classified as current liabilities since they mature in September 2005. Management is in the process of evaluating refinancing and repayment alternatives for the Notes. Interest paid under the Notes was $11.4 million for each of the three month periods ended March 31, 2005 and 2004.
      On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million 5-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At March 31, 2005, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at March 31, 2005. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. No interest was paid under the facilities for the three month periods ended March 31, 2005 and 2004 as no borrowings were outstanding during those periods.
      The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Agreements also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the related agreements, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the related agreements, of not more than 4 to 1 at the end of any fiscal quarter. At March 31, 2005, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts due becoming immediately due and payable and all commitments being terminated.
      Moody’s total interest expense was $5.7 million for each of the three months ended March 31, 2005 and 2004. Total interest income on cash and cash equivalents was $4.5 million and $1.1 million, respectively, for the three months ended March 31, 2005 and 2004.
8.     CONTINGENCIES
      From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
available. For those matters where it is both probable that a liability has been incurred and the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the condensed consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.
      Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.
Legacy Contingencies
      Moody’s also has exposure to certain potential liabilities assumed in connection with the 2000 Distribution. These contingencies are referred to by Moody’s as “Legacy Contingencies”.

Information Resources, Inc.
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties. Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. On February 2, 2005, the Court entered IRI’s notice of appeal to the Second Circuit. The appeal is expected to be argued no earlier than the week of June 13, 2005.
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
      IRI’s antitrust claims allege that defendants developed and implemented a plan to undermine IRI’s ability to compete within the United States and foreign markets in North America, Latin America, Asia, Europe and Australia/ New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.
      IRI claims damage in excess of $650 million, which IRI also asked to be trebled. IRI has filed with the Court the report of its expert who has opined that IRI suffered damages of between $582 million and $652 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount.
      On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claims that defendants tortiously interfered with the SRG acquisition. The Company believes that the dismissal of the tortious interference claims also precludes any claim for punitive damages.
      On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s “Fixed Operations’ costs”. On December 17, 2004, IRI issued a press release, which said in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial”. IRI asked the Court to enter a final judgment against it, so that it could take an immediate appeal to the Court of Appeals for the Second Circuit. Defendants did not object to this request. On February 1, 2005 the Court entered a final judgment dismissing IRI’s claims with prejudice and on February 2, 2005, the Court entered IRI’s notice of appeal to the Second Circuit. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.
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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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
      In connection with entering into the Amended Indemnity and Joint Defense Agreement, Donnelley, Moody’s, New D&B and IMS Health agreed to amend certain covenants of the Original Indemnity and Joint Defense Agreement to provide operational flexibility for ACNielsen going forward. In addition, the Amended Indemnity and Joint Defense Agreement includes certain amendments to the covenants of ACNielsen (which, under the Amended Indemnity and Joint Defense Agreement, are now also applicable to ACN (US), which the Company understands holds ACNielsen’s operating assets), which are designed to preserve such parties’ claims-paying ability and protect Donnelley, Moody’s, New D&B and IMS Health. Among other covenants, ACNielsen and ACN (US) agreed that neither they nor any of their respective subsidiaries will incur any indebtedness to any affiliated person, except indebtedness which its payment will, after a payment obligation under the Amended Indemnity and Joint Defense Agreement comes due, be conditioned on, and subordinated to, the payment and performance of the obligations of such parties under the Amended Indemnity and Joint Defense Agreement. VNU N.V. has agreed to having a process agent in New York to receive on its behalf service of any process concerning the Amended Indemnity and Joint Defense Agreement.
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
      The Company is unable to predict the outcome of the IRI action (including the appeal), or the financial condition of any of the VNU parties or the other defendants at the time of any such outcome and hence the Company cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended Indemnity and Joint Defense Agreement or the amount of the judgment or settlement in the IRI action. However, provided that the VNU Parties fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, the Company believes that the resolution of this matter, irrespective of the outcome of the IRI action, should

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
not materially affect Moody’s financial position, results of operations and cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s condensed consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if Moody’s is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

Legacy Tax Matters
      Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.
      Pursuant to a series of agreements, as between themselves, IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”) are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable IRS rulings on certain tax matters as described in such agreements (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities, also as described in such agreements, after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.
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
      In June 2004, New D&B and the IRS conducted a mediation of these issues, at which they reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report, and certain tax refund claims made by Old D&B related to 1995 and 1996 (the “Preliminary Settlement”). The Preliminary Settlement was subject to the execution of a formal settlement agreement. In addition, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS for 1993 and 1994 and Moody’s understands that New D&B plans to file a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
claims; or (2) challenge the IRS claim in U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of deferred tax assets related to these tax refund claims could be up to $9 million.
      As of June 30, 2004, Moody’s had adjusted its reserves for the Royalty Expense Deductions matter to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. In accordance with the 1996 Distribution Agreement, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement. However, New D&B was unable to obtain consent from IMS Health and NMR and accordingly, New D&B and the IRS were unable to agree on the terms of a formal settlement agreement by the November 1st deadline imposed by the IRS. As a result, the IRS withdrew the Preliminary Settlement, but New D&B continues to maintain a dialogue with the IRS as to a settlement of this matter. In the fourth quarter of 2004, Moody’s had increased its reserves for this matter to reflect its updated estimates of probable exposure.
      The Company believes that, in accordance with the 1996 Distribution Agreement, IMS Health and NMR, by withholding their consent to the formal settlement agreement, would be contractually responsible to pay any excess amounts above the Preliminary Settlement that may ultimately be owed with respect to tax years 1995 and 1996. IMS Health has alleged various breaches of New D&B’s obligations under the 1996 Distribution Agreement related to New D&B’s management and attempted settlement of this matter. If the parties fail to resolve their dispute, Moody’s understands that New D&B anticipates commencing arbitration proceedings against IMS Health and NMR. Based on our current understanding of the positions of New D&B and IMS Health, the Company believes it is likely that New D&B should prevail, but we cannot predict with certainty the outcome.
      In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of New D&B’s preliminary settlement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits).
      Moody’s estimates that its share of the potential liability for the Royalty Expense Deductions matter could be up to $114 million, which takes into consideration: (1) the Royalty Reports and the Reallocation Reports discussed above (for which the Company’s share of the required payments to the IRS could be up to $105 million, including penalties and interest, and net of tax benefits); and (2) the potential write-off of deferred tax assets (for which the Company’s exposure could be up to $9 million as discussed above). Moody’s could also be obligated for future interest payments on its share of such liability. Moody’s believes that the positions taken by the IRS in the Royalty Reports and the Reallocation Reports discussed above are inconsistent with each other. While it is possible that the IRS could ultimately prevail in whole or in part on one of such positions noted above, Moody’s believes that it is unlikely that the IRS will prevail on both.
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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
subsequent to 1998 could result in the issuance of similar Examination Reports, in which case New D&B would also have the aforementioned three courses of action.
      Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $97 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.
      In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the first paragraph of this “Amortization Expense Deductions” section. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS could be up to $130 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.
      New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.
      On May 6, 2005 New D&B received a Notice of Proposed Adjustment from the IRS for the 1999-2002 tax years which 1) disallows amortization expense deductions allocated from the partnership to Old D&B on its 1999 and 2000 tax returns and to New D&B on its 2000, 2001 and 2002 tax returns and 2) disallows certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns. Moody’s is in the process of assessing the potential exposure related to the Notice. Currently, the Company does not expect that this Notice will have a material impact on the legacy tax reserves and the potential future outlays related to legacy tax matters that are discussed below in “Summary of Moody’s Exposures to Three Legacy Matters”.
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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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
      In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter and in December 2004 executed a formal settlement agreement. New D&B received two assessments on this matter during the first quarter of 2005, and expects to receive the third and final assessment in the second quarter of 2005. Moody’s paid its allocated share of the first two assessments to New D&B consisting of cash payments of $12.8 million ($8.1 million net of expected tax benefits) and the write-off of deferred tax assets of approximately $9 million. Moody’s remaining liability at March 31, 2005 was approximately $0.3 million. The amounts paid by Moody’s included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with, IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its reserves for this matter by $2.7 million due to this disagreement.
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
      In the first quarter of 2005, the Company recorded $2.7 million of additional reserves relating to the Utilization of Capital Losses matter described above and $2.0 million of interest expense related to its legacy tax reserves. As a result, at March 31, 2005, Moody’s total net legacy tax reserves were $132 million (consisting of $148 million of tax liabilities, partially offset by the expected utilization of $16 million of deferred tax assets). The $132 million of expected cash payments consists of $46 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $86 million of non-current liabilities.
      It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $341 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
9. COMPREHENSIVE INCOME
      Total comprehensive income was as follows:

	Three Months Ended
	March 31,

	2005	2004

	(In millions)
Net income	$118.7	$103.5
Other comprehensive (loss) income — foreign currency translation adjustment	(1.7)	0.8

Total comprehensive income	$117.0	$104.3

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
      Moody’s Investors Service consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are they allocated to the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.
      Moody’s KMV develops and distributes quantitative credit assessment services for banks and investors in credit-sensitive assets and credit processing software. Assets used solely by Moody’s KMV are separately disclosed within that segment. All other Company assets, including corporate assets, are reported as part of Moody’s Investors Service. Revenue by geographic area is generally based on the location of the customer. Inter-segment sales are insignificant and no single customer accounted for 10% or more of total revenue.
      Below are financial information by segment, Moody’s Investors Service revenue by business unit and revenue information by geographic area, each for the three month periods ended March 31, 2005 and 2004, and total assets by segment as of March 31, 2005 and December 31, 2004 (in millions). Certain prior year amounts have been reclassified to conform to the current presentation.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Financial Information by Segment

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$359.2	$31.3	$390.5	$303.4	$27.8	$331.2
Operating, selling, general and administrative expenses	145.3	24.1	169.4	116.5	23.5	140.0
Depreciation and amortization	4.4	4.2	8.6	4.1	4.2	8.3

Operating income	209.5	3.0	212.5	182.8	0.1	182.9

Interest and other non-operating expense, net			(5.2)			(5.0)

Income before provision for income taxes			207.3			177.9
Provision for income taxes			88.6			74.4

Net income			$118.7			$103.5

Moody’s Investors Service Revenue by Business Unit

	Three Months
	Ended March 31,

	2005	2004

Ratings revenue:
Structured finance	$138.5	$116.0
Corporate finance	80.3	73.3
Financial institutions and sovereign risk	65.7	52.5
Public finance	23.2	20.1

Total ratings revenue	307.7	261.9
Research revenue	51.5	41.5

Total Moody’s Investors Service	$359.2	$303.4

Revenue Information by Geographic Area

	Three Months
	Ended March 31,

	2005	2004

United States	$242.1	$211.9
International	148.4	119.3

Total	$390.5	$331.2

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Total Assets by Segment

	March 31, 2005			December 31, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Total assets by segment	$1,302.1	$256.9	$1,559.0	$1,110.2	$265.8	$1,376.0

11.	SUBSEQUENT EVENT
      In February 2005, Moody’s Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of common stock for each share of the Company’s common stock outstanding, subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares from 400 million shares to 1 billion shares. At the Company’s Annual Meeting on April 26, 2005, Moody’s stockholders approved the charter amendment. As a result, stockholders of record as of the close of business on May 4, 2005 will receive one additional share of common stock for each share of the Company’s common stock held on that date. Such additional shares will be distributed on May 18, 2005. The following presents pro forma earnings per share as if the two-for-one stock split had been effective as of March 31, 2005 and 2004.

	Three Months
	Ended March 31,

	2005	2004

Basic earnings per share:
As reported	$0.79	$0.69
Pro forma	$0.40	$0.35
Diluted earnings per share:
As reported	$0.78	$0.68
Pro forma	$0.39	$0.34
12.     RECENTLY ISSUED ACCOUNTING STANDARDS
      As discussed in Note 6, in May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. Moody’s has incorporated the effects of the Act into the measurement of plan assets and obligations as of December 31, 2004. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a $0.8 million reduction to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations had no significant effects on the Company’s net periodic post-retirement expense in the first quarter of 2005.
      In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides for a special one-time tax deduction relating to a portion of certain foreign earnings that are repatriated in 2004 or 2005. The Company plans to repatriate a portion of foreign earnings in 2005 and continues to evaluate the effects of the Jobs Act on its consolidated results of operations and financial position.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      As discussed in Note 2, In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, and restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between this statement and certain SEC rules. In April 2005, the SEC allowed public companies to delay the implementation of SFAS 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. The Company does not believe that the impact of adoption will be material to its consolidated results of operations and financial position. We are currently assessing the impact of the adoption on the classification of tax benefits from exercise of stock options between operating and financing activities on the consolidated statement of cash flows. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense before the $9.1 million charge discussed in Note 2, since the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period.
      In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 3, 2005 and, accordingly, will be adopted by the Company on April 1, 2005. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” on page 39 for a discussion of uncertainties, risks and other factors associated with these statements.
The Company
      Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of credit ratings, research and analysis covering debt instruments and securities in the global capital markets and a provider of quantitative credit assessment services, credit training services and credit processing software to banks and other financial institutions. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV (“MKMV”).
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
      The Moody’s KMV business develops and distributes quantitative credit assessment products and services for banks and investors in credit-sensitive assets and credit processing software.
Critical Accounting Estimates
      Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill, pension and other post-retirement benefits and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2004, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.
Operating Segments
      The Moody’s Investors Service business consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are they allocated to the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

      The Moody’s KMV business develops and distributes quantitative credit assessment products and services for banks and investors in credit-sensitive assets and credit processing software.
      Certain prior year amounts have been reclassified to conform to the current presentation.
Results of Operations
Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004
Total Company Results
      Moody’s revenue for the first quarter of 2005 was $390.5 million, an increase of $59.3 million or 17.9% from $331.2 million for the first quarter of 2004. Areas that achieved the strongest growth included U.S. structured finance, European corporate finance, European financial institutions and global research.
      Revenue in the United States was $242.1 million for the first quarter of 2005, an increase of $30.2 million or 14.3% from $211.9 million in the first quarter of 2004. Approximately 70% of the U.S. growth was driven by structured finance, reflecting strong issuance in the residential mortgage and home equity loan sector. U.S. research and public finance contributed to year-to-year growth as well.
      Moody’s international revenue was $148.4 million in the first quarter, an increase of $29.1 million or 24.4% over $119.3 million in the first quarter of 2004. The Moody’s Investors Service business accounted for $25.8 million of year-to-year international revenue growth. International ratings revenue grew $20.2 million versus the prior year. Approximately 90% of that growth related to Europe, where favorable conditions, including increased issuance and new rating relationships, contributed to $6 million of growth in corporate finance and $11 million of growth in financial institutions. European research contributed to growth as well. Foreign currency translation accounted for approximately $6 million of reported international revenue growth.
      Operating, selling, general and administrative expenses were $169.4 million in the first quarter of 2005, an increase of $29.4 million or 21.0% from $140.0 million in the first quarter of 2004. The largest contributor to this increase was growth in compensation and benefits expense of $27 million, reflecting compensation increases, increased staffing, and higher stock-based compensation expense. Moody’s global staffing of about 2,500 employees at March 31, 2005 was approximately 6% higher than at March 31, 2004, and reflected hiring in the United States and Europe ratings and research businesses to support business growth and additional staff in finance and technology support functions. Stock-based compensation expense increased $11.7 million year-to-year. As more fully discussed in Note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made, the effects of a higher share price on the value of the 2005 equity grants and approximately $9.1 million related to the accelerated expensing of equity grants for employees at or near retirement eligibility. In addition, foreign currency translation accounted for approximately $2 million of the year-to-year expense growth.
      First quarter operating income of $212.5 million rose $29.6 million or 16.2% from $182.9 million in the same period of 2004. Foreign currency translation contributed approximately $4 million to operating income growth. Moody’s operating margin for the first quarter of 2005 was 54.4% compared to 55.2% a year earlier. The impact of accelerated expensing of equity grants referred to above reduced the first quarter 2005 operating margin by approximately 200 basis points.
      Moody’s reported $5.2 million of interest and other non-operating expense, net for the first quarter of 2005 compared with $5.0 million for the same period of 2004. Interest expense was $5.7 million for each of the three months ended March 31, 2005 and 2004 and was principally related to Moody’s $300 million of private placement debt. Interest income was $4.5 million in the first quarter of 2005 compared to $1.1 million in the first quarter of 2004. The increase was due to a higher average investment balance as well as an increase in the weighted average yield. Foreign exchange losses were $3.7 million and $0.5 million in the first quarter of 2005 and the first quarter of 2004, respectively.

      Moody’s effective tax rate was 42.7% in the first quarter of 2005 compared to 41.8% in the first quarter of 2004. The 2005 effective tax rate included a charge of $2.7 million related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from The Dun & Bradstreet Corporation in October 2000 (see Contingencies — Legacy Tax Matters, below).
      Net income was $118.7 million for the first quarter of 2005, an increase of $15.2 million or 14.7% from $103.5 million in the same period of 2004. Basic and diluted earnings per share for the first quarter of 2005 were $0.79 and $0.78, respectively, compared to basic and diluted earnings per share of $0.69 and $0.68, respectively, for the first quarter of 2004.
Segment Results
     Moody’s Investors Service
      Revenue at Moody’s Investors Service for the first quarter of 2005 was $359.2 million, up $55.8 million or 18.4% from $303.4 million in the first quarter of 2004. Ratings revenue grew $45.8 million, with approximately 70% of that growth coming from U.S. structured finance, European financial institutions and corporate finance. Additionally, research revenue increased approximately $10 million year-to-year. Foreign currency translation accounted for approximately $6 million of reported revenue growth.
      Structured finance revenue was $138.5 million for the first quarter of 2005, an increase of $22.5 million or 19.4% from $116.0 million in the same period of 2004. Approximately $22 million of the increase was in the U.S., with the residential mortgage and home equity loan sector and the credit derivatives sector contributing over 85% of this amount. Continued strength in housing markets and gains in Moody’s coverage supported strong revenue growth in the residential mortgage and home equity loan sector. In the credit derivatives sector, increases in credit spreads supported strong issuance. The U.S. and European commercial mortgage backed sectors also contributed to growth. International structured finance revenue grew approximately $1 million year-to-year, with Europe contributing $2 million which was offset by weakness in other international areas, particularly in Japan due to a decline in issuance of asset-backed securities. Foreign currency translation also contributed to growth in international structured finance revenue.
      Corporate finance revenue was $80.3 million for the first quarter of 2005, up $7.0 million or 9.5% from $73.3 million in the first quarter of 2004. Revenue was essentially flat in the U.S. Revenue from U.S. investment grade bond ratings was unchanged from the prior year, reflecting a 10% decline in issuance offset by revenue growth from the Company’s Enhanced Analysis Initiative. In below investment grade sectors, the impact of a nearly 25% decline in high-yield issuance was partly offset by strong issuance-related growth in bank loan ratings revenue. International corporate finance revenue increased $7 million or 34% reflecting, among other things, new rating relationships and increased high yield corporate bond and bank loan issuance. Europe accounted for over 80% of total international growth with revenue in the region increasing 45% over the prior year period. Price increases and favorable foreign currency exchange rates also contributed to year-to-year growth in global corporate finance revenue.
      Revenue in the financial institutions and sovereign risk group was $65.7 million for the first quarter of 2005, an increase of $13.2 million or 25.1% from $52.5 million in the first quarter of 2004. In the U.S., revenue grew approximately $1 million, principally reflecting strong issuance in the insurance sector, which offset weaker issuance by banks and other financial institutions. Internationally, revenue grew over $12 million compared to the prior year period with Europe accounting for over 90% of the growth. The European performance reflected very strong bank issuance, as they took advantage of continuing low interest rates and as German landesbanks issued bonds ahead of the removal of government guarantees that will occur in mid-2005. In addition, new ratings relationships, price increases and favorable foreign currency exchange rates also contributed to year-to-year growth in global financial institutions revenue.
      Public finance revenue was $23.2 million for the first quarter of 2005, an increase of $3.1 million or 15.4% from $20.1 million for the same period in 2004. Dollar issuance in the municipal bond market increased approximately 12% versus the same period in 2004, in part as issuers accelerated borrowings in anticipation of higher interest rates later in the year. Refinancings represented 46% of total dollar issuance in the first quarter of 2005, versus 42% in the same period of 2004.

      Research revenue of $51.5 million for the first quarter of 2005 was $10.0 million or 24.1% higher than the $41.5 million reported in the first quarter of 2004. Revenue grew by approximately $4 million in the U.S. and about $6 million internationally with Europe accounting for two-thirds of international growth. Growth in sales of research products in the corporate, financial institutions and structured finance sectors, as well as data and analytic products, accounted for approximately $7 million of the research revenue growth. Licensing of Moody’s data to customers for internal use and redistribution accounted for the majority of the remaining revenue growth in the quarter.
      Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $145.3 million for the first quarter of 2005, an increase of $28.8 million or 24.7% from $116.5 million in the first quarter of 2004. Compensation and benefits expense accounted for $27 million of the expense growth. This increase included $11.5 million related to stock-based compensation, as discussed above. The growth also reflected compensation increases, staffing growth in the United States and Europe ratings and research business to support business growth and additional staff in finance and technology support functions. Foreign currency translation contributed approximately $2 million to year-to-year growth in reported expenses.
      Moody’s Investors Service operating income of $209.5 million for the first quarter of 2005 was up $26.7 million or 14.6% from $182.8 million in the first quarter of 2004. Foreign currency translation contributed approximately $4 million to the year-to-year growth in operating income.
Moody’s KMV
      Moody’s KMV revenue of $31.3 million for the first quarter of 2005 was up $3.5 million or 12.6% from $27.8 million for the same period in 2004. MKMV’s global revenue growth reflected strong growth in credit decision software and software related professional services. Revenue from new subscriptions for credit risk assessment products, including CreditEdgetm, RiskCalctm and Portfolio Managertm also contributed to growth, but this growth was partially offset by client attrition primarily due to bank mergers.
      MKMV’s operating, selling, general and administrative expenses were $24.1 million for the first quarter of 2005, an increase of $0.6 million or 2.6% from $23.5 million in the first quarter of 2004. First quarter 2005 expenses included $0.9 million for stock-based compensation expense, which was $0.2 million higher than the prior year. Depreciation and amortization expense was $4.2 million in each of the first quarters of 2005 and 2004. MKMV operating income was $3.0 million for the first quarter of 2005 compared with $0.1 million in the first quarter of 2004. Currency translation did not have a significant year-to-year impact on MKMV results.
Liquidity and Capital Resources
     Cash Flow
      The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $156.5 million and $106.4 million for the three months ended March 31, 2005 and 2004, respectively.
      Moody’s net cash provided by operating activities in the first quarter of 2005 increased by $50.1 million compared with the prior year period. Contributing to this growth was the increase in net income of $15.2 million, which included an increase in non-cash expense of $11.7 million related to stock-based compensation. In addition, timing of quarterly federal, state and international income tax payments and growth in the tax provision in the first quarter of 2005 compared with 2004 contributed approximately $32 million to year-to-year growth in cash provided by operating activities. Partially offsetting this benefit was the payment of approximately $13 million related to the settlement of legacy matters, as discussed below in “Contingencies — Legacy Tax Matters”.
      Net cash used in investing activities was $5.5 million for the three months ended March 31, 2005 compared with $9.4 million for the same period of 2004. Spending for property and equipment and for development costs for MKMV’s software products totaled $5.5 million for the first quarter of 2005 compared with $6.6 in the first quarter of 2004. The remainder of the 2004 period spending related to investments in affiliates.
      Net cash provided by financing activities was $21.4 million for the three months ended March 31, 2005 compared to $0.7 million for the three months ended March 31, 2004. Proceeds from exercises of stock options were $32.9 million in the 2005 period and $42.7 million in the 2004 period. These amounts were partially offset by $30.5 million of share repurchases in the first quarter of 2004 (whereas no share repurchases were made in the first quarter of 2005) and dividends paid of $11.2 million in each period.
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
      The Company currently intends to use a portion of its cash flow to pay a quarterly dividend, which the Board of Directors raised from $0.075 per share to $0.11 per share (on a pre-split basis) in February 2005 (the new dividend amount will be $0.055 per share after giving effect to the two-for-one stock split discussed in Note 11 to the condensed consolidated financial statements). The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.
      The Company also currently intends to use the majority of its remaining cash flow provided by operating activities to continue its share repurchase program. However, the Company exercises discretion as to when and at what price to repurchase shares. Accordingly, share repurchase activity may fluctuate from quarter to quarter, and there may be periods in which the Company does not repurchase shares.
      In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays, including during 2005 and thereafter, to pay to New D&B its share of potential liabilities related to the legacy tax and legal contingencies that are discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Contingencies”. In addition, management is currently evaluating refinancing alternatives for its $300 million of notes payable outstanding, which mature in September 2005. It is possible that the Company may not immediately refinance these notes when they mature, in which case their repayment would substantially reduce the Company’s cash balance. These potential cash outlays could be material and might affect liquidity requirements, and they could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.
     Indebtedness
      At March 31, 2005 and 2004, the Company had outstanding $300 million of notes payable. The Company also had in place at March 31, 2005 a $160 million bank revolving credit facility, which replaced two $80 million facilities that were in place at March 31, 2004. There were no borrowings under the revolving credit facilities during 2005 or 2004.
      On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Management is in the process of evaluating refinancing alternatives for the Notes when they mature in September 2005. At March 31, 2005 and December 31, 2004, the Notes have been classified as a current liability.

      On September 1, 2004, Moody’s entered into a five-year senior, unsecured revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million 5-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points, depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At March 31, 2005, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at March 31, 2005. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility.
      Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.
      The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Agreements also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the related agreements, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the related agreements, of not more than 4 to 1 at the end of any fiscal quarter. At March 31, 2005, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts due becoming immediately due and payable and all commitments being terminated.
     Off-Balance Sheet Arrangements
      At March 31, 2005, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
      As of March 31, 2005, there had not been any material changes outside the normal course of business in Moody’s contractual obligations as presented in its annual report on Form 10-K for the year ended December 31, 2004.
Dividends
      As noted above, in February 2005 the Company’s Board of Directors declared a quarterly dividend of $0.11 per share (compared with the prior quarterly dividend of $0.075 per share) before giving effect to the two-for-one stock split that is discussed in Note 11 to the condensed consolidated financial statements. The dividend, which will be $0.055 per share after giving effect to the stock split, is payable on June 15, 2005 to shareholders of record on May 27, 2005. Dividends paid in each of the first quarter of 2005 and 2004 were $11.2 million.

Outlook
      While Moody’s revenue and earnings growth rates for the first quarter of 2005 were above the full-year growth rate guidance provided when the Company reported its 2004 results in February 2005, the overall outlook for 2005 remains substantially unchanged from the previous guidance. Moody’s still believes that its overall revenue growth rates will slow throughout the year and that full year revenue will decline in several important businesses in the U.S., namely the residential mortgage-backed and home equity loan sectors, public finance and high yield corporate bonds.
      The outlook is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage refinancing activity, securitization levels and capital markets issuance. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from the current outlook.
      In the U.S., the Company expects mid-single-digit percent revenue growth for the ratings and research business for the full year 2005. In the U.S. structured finance market, Moody’s expects that revenue from rating residential mortgage and home equity securities will decline by high-teens to twenty percent in 2005 from the record level of 2004. This is modestly less than the decline of twenty percent or more that the Company originally anticipated. Moody’s continues to expect good year-over-year growth in several other sectors of U.S. structured finance, including asset-backed securities and credit derivatives, and flat revenue performance in asset-backed commercial paper. In addition, the Company has increased its revenue outlook for commercial mortgage-backed securities from mid-single-digit percent growth to high single-digit to low double-digit percent growth, on the strength of the first quarter. Accordingly, for the full year 2005 Moody’s continues to expect a slight year-to-year decline in U.S. structured finance revenue.
      In the U.S. corporate finance business, given lower than expected issuance in the first quarter, the Company now expects that both investment-grade and speculative-grade bond issuance will be somewhat weaker than anticipated at the beginning of the year. Moody’s expects this weakness to be offset by stronger than expected growth in bank loan ratings and by revenue related to the Enhanced Analysis Initiative, resulting in mid single-digit percent growth in revenue.
      In the U.S. financial institutions sector, the Company continues to expect that the impact of flat issuance volume will be offset by revenue related to the enhanced analysis initiative and from new rating relationships, providing low double-digit percent growth in this sector in 2005.
      Despite a strong first quarter in U.S. public finance, Moody’s still expects a second consecutive year of modest year-to-year revenue decline in this sector, as the Company believes that issuance was accelerated into the first quarter to take advantage of continuing low interest rates. Moody’s also continues to forecast strong growth in the U.S. research business.
      Outside the U.S., the Company still expects growth in ratings and research revenue in the range of 20%, with double-digit percent growth in all major business lines and regions, assisted by favorable foreign currency impacts. Moody’s projection assumes improved corporate issuance in Europe after a relatively weak 2004, modest issuance growth in the financial institutions sector and good growth in several sectors of structured finance in Europe and Japan. In addition, the Company expects continued strong growth in international research revenue.
      Finally, Moody’s continues to expect global revenue at Moody’s KMV to rise in the mid-teens percent range, reflecting good growth in both credit risk assessment subscription products and credit processing software products.
      For Moody’s overall, the Company expects revenue growth in the 7% to 10% range for the full year 2005 including the positive impact of currency translation. Moody’s expects its operating margin to be down approximately 200 basis points in 2005 compared with 2004. This reflects slower expected revenue growth in 2005 than in 2004 and the investments the Company is continuing to make to expand geographically, improve analytic processes, and pursue ratings transparency and compliance initiatives in the Moody’s Investors Service business, introduce new products and improve technology infrastructure.

      For 2005, Moody’s expects that year-over-year growth in diluted earnings per share will be in the 14% to 16% range. This expected growth includes the impacts of the 2004 and first quarter 2005 legacy tax provisions and the expensing of stock-based compensation in both 2005 and 2004. The impact of expensing stock-based compensation (including the expense acceleration related to retirement eligibility) is expected to be in the range of $0.21 — $0.23 per diluted share in 2005, compared to $0.11 per diluted share in 2004. The estimated 2005 expense excludes the effects of adopting Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which Moody’s will implement effective as of January 1, 2006 based on the Securities and Exchange Commission’s recent rule allowing deferral of the implementation date.
Recently Issued Accounting Standards
      In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. Moody’s has incorporated the effects of the Act into the measurement of plan assets and obligations as of December 31, 2004. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a $0.8 million reduction to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations had no significant effects on the Company’s net periodic post-retirement expense in the first quarter of 2005.
      In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides for a special one-time tax deduction relating to a portion of certain foreign earnings that are repatriated in 2004 or 2005. The Company plans to repatriate a portion of foreign earnings in 2005 and continues to evaluate the effects of the Jobs Act on its consolidated results of operations and financial position.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, and restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been provided in SFAS No. 123 as originally issued. In March 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between this statement and certain SEC rules. In April 2005, the SEC allowed public companies to delay the implementation of SFAS 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. The Company does not believe that the impact of adoption will be material to its consolidated results of operations and financial position. The Company is currently assessing the impact of the adoption on the classification of tax benefits from exercise of stock options between operating and financing activities on the consolidated statement of cash flows. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense before the $9.1 million charge discussed in Note 2 to the financial statements, since the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period.
      In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 3, 2005 and, accordingly, will be adopted by the Company on April 1, 2005. The Company does not expect the adoption to have a material impact on its consolidated results of operations or financial position.

Contingencies
      From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is both probable that a liability has been incurred and the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the condensed consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.
      Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.
Legacy Contingencies
      Moody’s also has exposure to certain potential liabilities assumed in connection with the 2000 Distribution. These contingencies are referred to by Moody’s as “Legacy Contingencies”.
     Information Resources, Inc.
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties. Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. On February 2, 2005, the Court entered IRI’s notice of appeal to the Second Circuit. The appeal is expected to be argued no earlier than the week of June 13, 2005.
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
      IRI’s antitrust claims allege that defendants developed and implemented a plan to undermine IRI’s ability to compete within the United States and foreign markets in North America, Latin America, Asia, Europe and Australia/ New Zealand through a series of anti-competitive practices, including: unlawfully tying/bundling services in the markets in which defendants allegedly had monopoly power with services in markets in which ACNielsen competed with IRI; entering into exclusionary contracts with retailers in certain countries to deny IRI’s access to sales data necessary to provide retail tracking services or to artificially raise the cost of that data; predatory pricing; acquiring foreign market competitors with the intent of impeding IRI’s efforts to expand; disparaging IRI to financial analysts and clients; and denying IRI access to capital necessary for it to compete.
      IRI claims damage in excess of $650 million, which IRI also asked to be trebled. IRI has filed with the Court the report of its expert who has opined that IRI suffered damages of between $582 million and $652 million from the defendants’ alleged practices. IRI also sought punitive damages in an unspecified amount.
      On June 21, 2004, pursuant to a stipulation between IRI and defendants, the Court ordered that certain of IRI’s claims be dismissed with prejudice from the lawsuit, including the claims that defendants tortiously interfered with the SRG acquisition. The Company believes that the dismissal of the tortious interference claims also precludes any claim for punitive damages.
      On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s “Fixed Operations’ costs”. On December 17, 2004, IRI issued a press release, which said in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial”. IRI asked the Court to enter a final judgment against it, so that it could take an immediate appeal to the Court of Appeals for the Second Circuit. Defendants did not object to this request. On February 1, 2005 the Court entered a final judgment dismissing IRI’s claims with prejudice and on February 2, 2005, the Court entered IRI’s notice of appeal to the Second Circuit. The Court of Appeals for the Second Circuit has ordered that the appeal be argued no earlier than the week of June 13, 2005.
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
      The Company is unable to predict the outcome of the IRI action (including the appeal), or the financial condition of any of the VNU parties or the other defendants at the time of any such outcome and hence the Company cannot estimate their ability to pay the IRI Liabilities pursuant to the Amended Indemnity and Joint Defense Agreement or the amount of the judgment or settlement in the IRI action. However, provided that the VNU Parties fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, the Company believes that the resolution of this matter, irrespective of the outcome of the IRI action, should not materially affect Moody’s financial position, results of operations and cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s condensed consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if Moody’s is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

     Legacy Tax Matters
      Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.
      Pursuant to a series of agreements, as between themselves, IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”) are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable IRS rulings on certain tax matters as described in such agreements (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities, also as described in such agreements, after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.
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
      In June 2004, New D&B and the IRS conducted a mediation of these issues, at which they reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report, and certain tax refund claims made by Old D&B related to 1995 and 1996 (the “Preliminary Settlement”). The Preliminary Settlement was subject to the execution of a formal settlement agreement. In addition, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS for 1993 and 1994 and Moody’s understands that New D&B plans to file a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund claims; or (2) challenge the IRS claim in U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of deferred tax assets related to these tax refund claims could be up to $9 million.
      As of June 30, 2004, Moody’s had adjusted its reserves for the Royalty Expense Deductions matter to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. In accordance with the 1996 Distribution Agreement, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement. However, New D&B was unable to obtain consent from IMS Health and NMR and accordingly, New D&B and the IRS were unable to agree on the terms of a formal settlement agreement by the November 1st deadline imposed by the IRS. As a result, the IRS withdrew the Preliminary Settlement, but New D&B continues to maintain a dialogue with the IRS as to a settlement of this matter. In the fourth quarter of 2004, Moody’s had increased its reserves for this matter to reflect its updated estimates of probable exposure.
      The Company believes that, in accordance with the 1996 Distribution Agreement, IMS Health and NMR, by withholding their consent to the formal settlement agreement, would be contractually responsible to pay any excess amounts above the Preliminary Settlement that may ultimately be owed with respect to tax years 1995 and 1996. IMS Health has alleged various breaches of New D&B’s obligations under the 1996 Distribution Agreement related to New D&B’s management and attempted settlement of this matter. If the parties fail to resolve their dispute, Moody’s understands that New D&B anticipates commencing arbitration proceedings against IMS Health and NMR. Based on our current understanding of the positions of New D&B and IMS Health, the Company believes it is likely that New D&B should prevail, but we cannot predict with certainty the outcome.
      In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of New D&B’s preliminary settlement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits).
      Moody’s estimates that its share of the potential liability for the Royalty Expense Deductions matter could be up to $114 million, which takes into consideration: (1) the Royalty Reports and the Reallocation Reports discussed above (for which the Company’s share of the required payments to the IRS could be up to $105 million, including penalties and interest, and net of tax benefits); and (2) the potential write-off of deferred tax assets (for which the Company’s exposure could be up to $9 million as discussed above). Moody’s could also be obligated for future interest payments on its share of such liability. Moody’s believes that the positions taken by the IRS in the Royalty Reports and the Reallocation Reports discussed above are inconsistent with each other. While it is possible that the IRS could ultimately prevail in whole or in part on one of such positions noted above, Moody’s believes that it is unlikely that the IRS will prevail on both.
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
      Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $97 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.
      In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the first paragraph of this “Amortization Expense Deductions” section. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS could be up to $130 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.
      New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.
      On May 6, 2005 New D&B received a Notice of Proposed Adjustment from the IRS for the 1999-2002 tax years which 1) disallows amortization expense deductions allocated from the partnership to Old D&B on its 1999 and 2000 tax returns and to New D&B on its 2000, 2001 and 2002 tax returns and 2) disallows certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns. Moody’s is in the process of assessing the potential exposure related to the Notice. Currently, the Company does not expect that this Notice will have a material impact on the legacy tax reserves and the potential future outlays related to legacy tax matters that are discussed below in “Summary of Moody’s Exposures to Three Legacy Matters”.
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
      In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter and in December 2004 executed a formal settlement agreement. New D&B received two assessments on this matter during the first quarter of 2005, and expects to receive the third and final assessment in the second quarter of 2005. Moody’s paid its allocated share of the first two assessments to New D&B consisting of cash payments of $12.8 million ($8.1 million net of expected tax benefits) and the write-off of deferred tax assets of approximately $9 million. Moody’s remaining liability at March 31, 2005 was approximately $0.3 million. The amounts paid by Moody’s included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with, IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its reserves for this matter by $2.7 million due to this disagreement.

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
      In the first quarter of 2005, the Company recorded $2.7 million of additional reserves relating to the Utilization of Capital Losses matter described above and $2.0 million of interest expense related to its legacy tax reserves. As a result, at March 31, 2005, Moody’s total net legacy tax reserves were $132 million (consisting of $148 million of tax liabilities, partially offset by the expected utilization of $16 million of deferred tax assets). The $132 million of expected cash payments consists of $46 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $86 million of non-current liabilities.
      It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $341 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.
Regulation
      In the United States, Moody’s Investors Service voluntarily registers as an investment adviser under the Investment Advisers Act of 1940, as amended. Moody’s has also been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the SEC. The SEC first applied the NRSRO designation in 1975 to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (including in certain mortgage-related legislation), the SEC (including in certain of its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.
      Over the past several years, U.S. regulatory and congressional authorities have questioned the suitability of continuing to employ ratings in federal securities laws; and, if so, the potential need for altering the regulatory framework under which rating agencies operate. Pursuant to a mandate by the Sarbanes-Oxley Act of 2002 and reports issued by Congress and the SEC on the rating agency industry, on June 4, 2003 the SEC published a Concept Release requesting comment on the following three broad questions:

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
      In March 2005, the SEC disclosed that it will seek public comment on proposed recognition criteria for rating agencies seeking designation as NRSROs. In addition, the SEC may pursue a voluntary compliance and oversight framework for rating agencies that are designated as NRSROs, or it could seek legislative authority for formal compliance and oversight for NRSROs. On April 19, 2005, the SEC released for public comments a rule proposal on the “Definition of Nationally Recognized Statistical Rating Organization.” The proposed definition of the term NRSRO is an entity that: (i) issues publicly available credit ratings that are current assessments of the creditworthiness of obligors with respect to specific securities or money market instruments; (ii) is generally accepted in the financial markets as an issuer of credible and reliable ratings, including ratings for a particular industry or geographic segment, by the predominant users of securities ratings; and (iii) uses systematic procedures designed to ensure credible and reliable ratings, manage potential conflicts of interest, and prevent the misuse of nonpublic information, and has sufficient financial resources to ensure compliance with those procedures.
      Interested parties are asked to submit their comments to the Proposed Rule to the SEC by June 9, 2005. At present, Moody’s is unable to assess the likelihood of any regulatory or legislative changes that may result from ongoing reviews, nor the nature and effect of any such regulatory changes.
      Internationally, several regulatory developments have occurred:

1) IOSCO
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
      In April 2005, IOSCO held its annual meeting, which included a panel discussion on the implementation of the IOSCO Code of Conduct across the IOSCO jurisdictions. The primary area of discussion was whether regulators should enforce the IOSCO Code through regulation and provide for sanctioning authority in case of rating agency deviations from the Code. John Rutherfurd, Jr., Chief Executive Officer of Moody’s Corporation at the time of the meeting, was a panelist on behalf of Moody’s. John Rutherfurd, Jr.’s written statement prepared in connection with the panel discussion can be found on the Company’s website.

2) CESR
      In July 2004 the European Commission, as requested by the European Parliament, mandated the Committee of European Securities Regulators (“CESR”) to conduct a review of the credit rating agency industry and provide the European Commission with advice by April 1, 2005 on the following four general areas:

•	potential conflicts of interest within rating agencies, such as between advisory services and direct rating activities;

•	transparency of rating agencies’ methodologies;

•	legal treatment of rating agencies’ access to inside information; and

•	concerns about possible lack of competition in the market for provision of credit ratings.
      Pursuant to the European Commission’s mandate, on November 30, 2004, the CESR published for public comment a consultation document about the credit ratings industry. Subjects addressed by the consultation paper included: the competitive structure of the industry and competition issues; registration of credit rating agencies; potential barriers to entry and potential rules of conduct for the industry. The consultation paper concluded with a discussion of six illustrative regulatory options concerning registration and rules of conduct for rating agencies. The regulatory options posed by the consultation paper range from registration and monitoring of credit rating agencies by regulatory authorities, to relying on market mechanisms to control rating agencies.
      The CESR held an open hearing on January 14, 2005 in which Moody’s participated. Market participants were invited to offer their views on the need for regulation in the European market. The deadline for written responses to CESR’s consultation paper was February 1, 2005. Moody’s written comments can be found on the Company’s website.
      In March 2005, CESR published its advice to the European Commission — “CESR’s technical advice to the European Commission on possible measures concerning credit rating agencies” While CESR’s advice did not make any specific recommendation to the European Commission, it did offer the Commission two possible regulatory alternatives.

•	The European Commission could take a “wait and see” approach, whereby rating agencies that operate in the European Market would be given an opportunity to implement the IOSCO Code and report on their implementation periodically to the market.

•	The European Commission could take a “light touch” regulation, whereby it would essentially regulate into legislation the IOSCO Code.
      In its discussion, CESR further noted that the majority of market participants who commented during CESR’s consultation process as well as the majority of European regulatory authorities have indicated a strong preference for the “wait and see” approach. The European Commission is expected to publish and forward to the European Parliament its suggested regulatory approach for rating agencies in July 2005. At present, Moody’s management cannot predict whether any such regulation will be enacted in Europe.

3) Market Abuse Directive
      Implementation guidelines proposed by the CESR under the European Commission’s Market Abuse Directive are, absent exemption, applicable to all participants in the European capital markets. Credit rating agencies are excluded from control under the guidelines. However, depending on the form in which the implementation guidelines are ultimately adopted by national regulators or lawmakers, such guidelines could include controls over credit rating agencies in some European Union (“EU”) countries. If so, the guidelines could, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

4) The Basel Committee
      The Basel Committee on Banking Supervision has completed its work on a new capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by a credit rating agency would be an alternative available to banks to determine the risk weights for many of their institutional credit exposures. The Basel Committee’s new capital adequacy framework would allow ratings of certain credit rating agencies to be used as one alternative in the credit measurement processes of internationally active financial institutions, and would subject rating agencies whose ratings are used for such purpose to a broader range of oversight. It is anticipated that Basel II will be implemented by national regulatory authorities by January 2007. The European Commission has created the Committee of European Banking Supervisors (“CEBS”), comprised of European banking regulators, to advise it on the implementation of Basel II in Europe. At this time Moody’s cannot predict the long-term impact of Basel II on the manner in which Moody’s conducts its business. However, Moody’s does not believe that Basel II will materially affect Moody’s Investors Service’s financial position or results of operations either positively or negatively.

      Finally, Moody’s is subject to regulation in certain non-U.S. jurisdictions in which it operates; some regulatory actions outside the United States are noted below:

1) France
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

2) Italy
      In April 2005, the Italian Parliament passed the EU Law 2004, which is Italy’s implementing legislation for the EU Market Abuse Directive. The legislation makes the Market Abuse Directive applicable to rating agencies in the Italian market. It requires: (1) the Italian securities regulator, Commissione Nazionale per la Società e la Borsa (“CONSOB”), to recognize and register rating agencies in the Italian market; (2) recognized rating agencies to adopt and implement the IOSCO Code; and (3) issuers of bonds in the Italian market to attain ratings from recognized rating agencies. The legislation requires that CONSOB provide the appropriate regulatory framework. However, the Italian Senate attached a resolution to the legislation recommending that the Italian Government:

•	adopt a contrary position and interpret the legislation to acknowledge the special and different treatment of rating agencies within Italian regulations for disclosure obligations that will be implemented by CONSOB;

•	consider the possibility of recognizing the self-regulation and control procedures already developed in Europe.
      At present, Moody’s is neither able to assess the likelihood of any regulatory changes that may result in Italy nor the nature and effect of any such regulatory changes.
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
Forward-Looking Statements
      Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 22 of this quarterly report on Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”,

“estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. We caution you not to place undue reliance on these forward looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/ or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail in the Company’s annual report on Form 10-K and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. You should be aware that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      There was no significant change in the Company’s exposure to market risk from December 31, 2004 to March 31, 2005. For a discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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
      In addition, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
      From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is both probable that a liability has been incurred and the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the condensed consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.
      The discussion of the litigation under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”, commencing at page 30 of this report on Form 10-Q, is incorporated into this Item 1 by reference.
      Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
MOODY’S PURCHASES OF EQUITY SECURITIES

				Total Number of Shares	Approximate Dollar Value of
				Purchased as Part of	Shares that May Yet Be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Program	Program (1)

January 1-31	—		—	—	$547.7 million
February 1-28	40,059	(2)	85.22	—	$547.7 million
March 1-31	—		—	—	$547.7 million
Total	—		—	—

(1)	As of the last day of each of the months. On May 24, 2004, the Company announced that its Board of Directors had authorized an additional $600 million share repurchase program, which includes both special share repurchases and systematic share repurchases to offset shares issued under Moody’s stock-based compensation plans. There is no established expiration date for this authorization.

(2)	Represents the surrender to the Company of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
      Moody’s issued 1.2 million shares of stock under employee stock compensation plans during the first quarter of 2005. Since becoming a public company in October 2000 and through the first quarter of 2005, Moody’s has repurchased 26.4 million shares at a total cost of $1.1 billion, including 14.2 million shares to offset issuances under employee stock plans. Moody’s did not repurchase shares during the first quarter of 2005.

Item 4.	Submission of Matters to a Vote of Security Holders
      The stockholders of the Company voted on three items at the Annual Meeting of Stockholders held on April 26, 2005:

1. The election of three Class I directors to each serve a three-year term,

2. A proposal to amend the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock from 400 million to 1 billion, and

3. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year 2005.
      At the Annual Meeting:

1. The nominees for Class I directors to each serve a three-year term were elected based upon the following votes:

Nominee	Votes For	Votes Withheld

Robert R. Glauber	124,465,107	2,006,656
Connie Mack	124,203,656	2,268,107
Nancy S. Newcomb	124,234,299	2,237,464

The Company’s directors whose terms continued after the Annual Meeting are: Basil L. Anderson; Ewald Kist, Raymond W. McDaniel, Jr.; Henry A. McKinnell, Jr., PhD; and John K. Wulff.

2. The amendment to the Restated Certificate of Incorporation was approved as follows:

111,543,050	votes for approval
14,111,620	votes against
817,093	abstentions
—	broker non-votes

3. The appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2005 was ratified as follows:

122,115,350	votes for appointment
3,559,276	votes against
797,137	abstentions
—	broker non-votes

Item 6.     Exhibits
Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

1 Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

1* Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2* Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Moody’s Corporation

By:	/s/ Jeanne M. Dering

Jeanne M. Dering
Executive Vice President and Chief Financial Officer
(principal financial officer)
Date: May 10, 2005

By:	/s/ Joseph McCabe

Joseph McCabe
Vice President and Corporate Controller
(principal accounting officer)
Date: May 10, 2005