Form 10-Q
period 2005-06-30
MOODYS CORP /DE/
filed 2005-07-29
CIK 1059556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2005

Common Stock, par value $0.01 per share	300.9 million

MOODY’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2004	2005	2004

	(Amounts in millions, except per share data)
Revenue	$446.8	$357.6	$837.3	$688.8
Expenses
Operating, selling, general and administrative	185.3	149.4	354.7	289.4
Depreciation and amortization	8.7	8.7	17.3	17.0

Total expenses	194.0	158.1	372.0	306.4

Operating income	252.8	199.5	465.3	382.4

Interest and other non-operating expense, net	(3.9)	(6.4)	(9.1)	(11.4)

Income before provision for income taxes	248.9	193.1	456.2	371.0
Provision for income taxes	103.5	89.6	192.1	164.0

Net income	$145.4	$103.5	$264.1	$207.0

Earnings per share
Basic	$0.48	$0.35	$0.88	$0.69

Diluted	$0.47	$0.34	$0.86	$0.68

Weighted average shares outstanding
Basic	300.4	297.8	299.7	298.0

Diluted	307.7	304.3	306.9	304.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2005	2004

	(Amounts in millions,
	except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$930.8	$606.1
Accounts receivable, net of allowances of $13.1 in 2005 and $14.6 in 2004	379.4	371.7
Other current assets	60.5	58.1

Total current assets	1,370.7	1,035.9
Property and equipment, net	45.7	45.2
Prepaid pension costs	58.0	59.7
Goodwill	131.7	131.7
Intangible assets, net	67.4	70.7
Other assets	50.8	46.1

Total assets	$1,724.3	$1,389.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$300.0	$300.0
Accounts payable and accrued liabilities	251.7	283.8
Deferred revenue	291.5	266.7

Total current liabilities	843.2	850.5
Non-current portion of deferred revenue	62.6	54.4
Other liabilities	176.4	166.9

Total liabilities	1,082.2	1,071.8

Contingencies (Note 8)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2005 and December 31, 2004	3.4	3.4
Capital surplus	198.4	142.3
Retained earnings	1,175.5	939.3
Treasury stock, at cost; 42,022,642 and 45,078,230 shares of common stock at June 30, 2005 and December 31, 2004, respectively	(737.4)	(777.2)
Accumulated other comprehensive income	2.2	9.7

Total shareholders’ equity	642.1	317.5

Total liabilities and shareholders’ equity	$1,724.3	$1,389.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,

	2005	2004

	(Amounts in millions)
Cash flows from operating activities
Net income	$264.1	$207.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	17.3	17.0
Stock-based compensation expense	29.2	12.4
Tax benefits from exercise of stock options	33.4	27.1
Changes in assets and liabilities:
Accounts receivable	(9.6)	(24.1)
Other current assets	(0.8)	(1.4)
Prepaid pension costs	1.7	0.3
Other assets	(6.5)	26.0
Accounts payable and accrued liabilities	(27.1)	(32.6)
Deferred revenue	33.7	40.0
Other liabilities	10.2	(38.5)

Net cash provided by operating activities	345.6	233.2

Cash flows from investing activities
Capital additions	(11.7)	(11.4)
Purchases of marketable securities	(13.0)	(12.0)
Sales of marketable securities	9.1	8.3
Net cash used in connection with investments in affiliates	(3.9)	(3.1)

Net cash used in investing activities	(19.5)	(18.2)

Cash flows from financing activities
Proceeds from stock plans	52.5	57.2
Cost of treasury shares repurchased	(19.2)	(186.2)
Payment of dividends	(27.8)	(22.4)
Payments under capital lease obligations	(0.6)	(0.6)

Net cash provided by (used in) financing activities	4.9	(152.0)
Effect of exchange rate changes on cash and cash equivalents	(6.3)	0.2

Increase in cash and cash equivalents	324.7	63.2
Cash and cash equivalents, beginning of the period	606.1	269.1

Cash and cash equivalents, end of the period	$930.8	$332.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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
      The Company operated as part of The Dun & Bradstreet Corporation (“Old D&B”) until September 30, 2000 (the “Distribution Date”), when Old D&B separated into two publicly traded companies — Moody’s Corporation and The New D&B Corporation (“New D&B”). At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company (the “D&B Business”). The remaining business of Old D&B consisted solely of the business of providing ratings and related research and credit risk management services and was renamed “Moody’s Corporation”. The method by which Old D&B distributed to its shareholders its shares of New D&B stock is hereinafter referred to as the “2000 Distribution”.
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
      These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2005. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Included in other current assets are short term investments of $13.9 million and $7.3 million at June 30, 2005 and December 31, 2004, respectively. Included in accounts payable and accrued liabilities are prepaid fees received in advance of the issuance or monitoring of a rating. Such amounts were $8.8 million and $13.3 million at June 30, 2005 and December 31, 2004, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation.
      In February 2005, Moody’s Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of common stock for each share of the Company’s common stock outstanding, subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares from 400 million shares to 1 billion shares. At the Company’s Annual Meeting on April 26, 2005, Moody’s stockholders approved the charter amendment. As a result, stockholders of record as of the close of business on May 4, 2005 received one additional share of common stock for each share of the Company’s common stock held on that date. Such additional shares were distributed on May 18, 2005. All prior period share and option information have been restated to reflect the stock split.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	STOCK-BASED COMPENSATION
      On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123. Therefore, employee stock awards granted on and after January 1, 2003 are being expensed by the Company over the vesting period (or sooner if employees are at or near retirement eligibility) based on the estimated fair value of the award on the date of grant. In addition, shares issued to participants in the Company’s employee stock purchase plan are being expensed by the Company based on the discount from the market price received by the participants.
      The condensed consolidated statements of operations include pre-tax compensation expense of $12.3 million and $29.2 million for the three and six month periods ended June 30, 2005, respectively; and $7.2 million and $12.4 million for the three and six month periods ended June 30, 2004, respectively, related to stock awards granted and stock issued under the employee stock purchase plan since January 1, 2003. The 2005 amount includes approximately $9.1 million pre-tax recorded in the first quarter of 2005 relating to the accelerated expensing of equity grants for employees who are at or near retirement eligibility as defined in the related Company stock plans. The 2005 and 2004 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below. The pro forma amounts for the six months ended June 30, 2005 include the effect of the $9.1 million charge discussed above.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions, except		(In millions, except
	per share data)		per share data)
Net income:
As reported	$145.4	$103.5	$264.1	$207.0
Add: Stock-based compensation expense included in reported net income, net of tax	7.7	4.4	17.7	7.5
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(8.9)	(7.6)	(20.6)	(13.9)

Pro forma net income	$144.2	$100.3	$261.2	$200.6

Basic earnings per share:
As reported	$0.48	$0.35	$0.88	$0.69
Pro forma	$0.48	$0.34	$0.87	$0.67
Diluted earnings per share:
As reported	$0.47	$0.34	$0.86	$0.68
Pro forma	$0.47	$0.33	$0.85	$0.67
      The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the three and six months ended June 30, 2005 and 2004.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Expected dividend yield	0.54%	0.46%	0.53%	0.46%
Expected stock volatility	23%	30%	23%	30%
Risk-free interest rate	4.29%	2.96%	4.07%	3.23%
Expected holding period	6 yrs	5 yrs	6 yrs	5 yrs
      The estimated weighted average fair value of Moody’s options granted during the six months ended June 30, 2005 and 2004 was $12.50 and $9.98, respectively. The estimated weighted average fair value of Moody’s options granted during the three months ended June 30, 2005 and 2004 was $12.29 and $10.70, respectively.
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
      Beginning with stock option exercises in 2003, Moody’s has changed its tax deductions to conform to an IRS ruling, which clarified that the employer should take the tax deduction for option exercises rather than the issuer. The 2000 Distribution Agreement entitles Moody’s to reimbursement from New D&B for the resulting loss of the issuer-based tax deductions. Accordingly, Moody’s has reflected a receivable from New D&B within other current assets on the condensed consolidated balance sheets in the amount of $19.5 million and $23.3 million at June 30, 2005 and December 31, 2004, respectively. This accounting had no impact on the results of operations. The condensed consolidated statement of cash flows for the six months ended June 30, 2004 has been reclassified to reflect this treatment.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. In April 2005, the Securities and Exchange Commission (“SEC”) allowed public companies to delay the implementation of SFAS 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. Because the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003, it does not believe that the impact of adoption will be material to its condensed consolidated results of operations or financial position. The Company currently is assessing the impact of the adoption on the classification of tax benefits from exercise of stock options between operating and financing activities on the consolidated statement of cash flows. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense, in part because the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
      Below is a reconciliation of basic shares outstanding to diluted shares outstanding (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Basic	300.4	297.8	299.7	298.0
Dilutive effect of shares issuable under stock-based compensation plans	7.3	6.5	7.2	6.4

Diluted	307.7	304.3	306.9	304.4

      Options to purchase 0.3 million common shares for the three and six month periods ended June 30, 2005 and 0.1 million and 3.0 million common shares, respectively, for the three and six month periods ended June 30, 2004 were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

4.	ACQUISITIONS
      In December 2001, the Company increased its investment in Korea Investors Service (“KIS”) to just over 50%, at a cost of $9.6 million with a contingent payment based on KIS net income for the three-year period ended December 31, 2004. The $3.9 million contingent payment, which was reflected in goodwill and accrued liabilities as of December 31, 2004, was paid in the second quarter of 2005 and is reflected in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
      The following table summarizes the activity in goodwill for the periods indicated (in millions):

	Six Months Ended June 30, 2005			Year Ended December 31, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Beginning balance	$7.6	$124.1	$131.7	$2.3	$124.1	$126.4
Additions	—	—	—	4.9	—	4.9
Other	—	—	—	0.4	—	0.4

Ending balance	$7.6	$124.1	$131.7	$7.6	$124.1	$131.7

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes intangible assets at the dates indicated (in millions):

	June 30,	December 31,
	2005	2004

Customer lists (11.3 year original weighted average life)	$58.0	$58.0
Accumulated amortization	(18.6)	(15.9)

Net customer lists	39.4	42.1

Other amortizable intangible assets (5.6 year original weighted average life)	8.2	8.2
Accumulated amortization	(5.7)	(5.1)

Net other amortizable intangible assets	2.5	3.1

Total amortizable intangible assets	41.9	45.2
Indefinite-lived intangible assets (MKMV trade secrets)	25.5	25.5

Total intangible assets	$67.4	$70.7

      Amortization expense for the six month periods ended June 30, 2005 and 2004 was $3.3 million and $3.5 million, respectively.
      Estimated future amortization expense for intangible assets subject to amortization is as follows (in millions):

Year Ending December 31,

2005 (after June 30)	$3.2
2006	6.2
2007	5.5
2008	4.5
2009	4.2
Thereafter	18.3

6.	PENSION AND OTHER POST-RETIREMENT BENEFITS
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
      In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003” (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a reduction of approximately $0.8 million to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations had no significant effects on the Company’s net periodic post-retirement expense for the six months ended June 30, 2005.
      Following are the components of net periodic expense related to the Post-Retirement Plans for the three and six months ended June 30, 2005 and 2004 (in millions):

	Pension Plans		Other Post-Retirement Plans

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Components of net periodic expense
Service cost	$2.4	$2.0	$0.1	$0.1
Interest cost	1.5	1.4	0.1	0.1
Expected return on plan assets	(2.0)	(2.0)	—	—
Amortization of net actuarial loss from earlier periods	0.7	0.3	—	—
Amortization of unrecognized prior service costs	0.1	—	—	—

Net periodic expense	$2.7	$1.7	$0.2	$0.2

	Pension Plans		Other Post-Retirement Plans

	Six Months Ended	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Components of net periodic expense
Service cost	$5.0	$4.1	$0.3	$0.3
Interest cost	3.1	2.6	0.2	0.2
Expected return on plan assets	(4.1)	(4.0)	—	—
Amortization of net actuarial loss from earlier periods	1.3	0.7	—	—
Amortization of unrecognized prior service costs	0.2	0.1	—	—

Net periodic expense	$5.5	$3.5	$0.5	$0.5

      The Company made $0.2 million and $0.1 million of contributions to its other post-retirement plans as of June 30, 2005 and 2004, respectively. No significant contributions to pension plans were made during the six month periods ended June 30, 2005 and 2004. The Company presently anticipates contributing $6.6 million to pension plans and $0.1 million to its other post-retirement plans during the remainder of 2005.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Subsequent to June 30, 2005, the Company will record additional pension expense of approximately $2.7 million in the third quarter of 2005. The expense relates to the settlement of an unfunded pension obligation associated with the election of a lump sum payment of pension benefits.

7.	INDEBTEDNESS
      On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. At June 30, 2005 and December 31, 2004, the Notes have been classified as current liabilities since they mature in September 2005. Management is in the process of evaluating refinancing and repayment alternatives for the Notes. Interest paid under the Notes was $11.4 million for each of the six month periods ended June 30, 2005 and 2004.
      On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million 5-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At June 30, 2005, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at June 30, 2005. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. No interest was paid under the facilities for the three and six month periods ended June 30, 2005 and 2004 as no borrowings were outstanding during those periods.
      The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Agreements also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the related agreements, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the related agreements, of not more than 4 to 1 at the end of any fiscal quarter. At June 30, 2005, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.
      Moody’s total interest expense was $5.8 million for the three months ended June 30, 2005 and 2004 and $11.5 million for each of the six month periods ended June 30, 2005 and 2004. Total interest income on cash and cash equivalents was $6.2 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively; and $10.7 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively.

8.	CONTINGENCIES
      From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is both probable that a liability has been incurred and the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the condensed consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.
      As a result of a recently completed tax audit by Japanese taxing authorities, operating, selling, general and administrative expenses for the quarter included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005.
      Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.
      On May 11, 2005, Moody’s received a subpoena from the New York Attorney General’s Office seeking documents and other information regarding (i) securities offerings Moody’s rated or sought to rate that were backed by jumbo mortgages from prime borrowers and (ii) credit enhancement evaluations, during the period of June 30, 2000 through June 30, 2003. The subpoena also seeks documents and other information regarding Moody’s credit policies and procedures since January 1, 1999.
      On July 13, 2005, Moody’s received a subpoena from the New York Attorney General’s Office seeking documents and other information regarding (i) Moody’s ratings of the financial strength and subordinated debt of reinsurance companies and (ii) Moody’s policies and practices for rating the financial strength and subordinated debt of reinsurance companies, including ratings that were unsolicited or in which the issuer did not participate in the rating process, during the period since January 1, 1997.
      Moody’s is currently responding to these requests and intends to continue cooperating with the New York Attorney General’s Office inquiries. Moody’s cannot predict the outcome of these inquiries or any effect they may have on Moody’s financial position, results of operations, or cash flows.

Legacy Contingencies
      Moody’s also has exposure to certain potential liabilities assumed in connection with the 2000 Distribution. These contingencies are referred to by Moody’s as “Legacy Contingencies”.

Information Resources, Inc.
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties. Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. On February 2, 2005, the

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Court entered IRI’s notice of appeal to the Second Circuit. The parties have briefed the matter before the Court of Appeals for the Second Circuit, but a date for oral argument has not yet been set by the Court.
      In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation (now known as R.H. Donnelley), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of the company then known as The Dun & Bradstreet Corporation.
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
      On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s ‘Fixed Operations’ costs”. On December 17, 2004, IRI issued a press release, which said in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial”. IRI asked the Court to enter a final judgment against it, so that it could take an immediate appeal to the Court of Appeals for the Second Circuit. Defendants did not object to this request. On February 1, 2005 the Court entered a final judgment dismissing IRI’s claims with prejudice and on February 2, 2005, the Court entered IRI’s notice of appeal to the Second Circuit. The parties have briefed the matter before the Court of Appeals for the Second Circuit, but a date for oral argument has not yet been set by the Court.
      In connection with the 1996 Distribution, NMR (then known as Cognizant Corporation), ACNielsen and R.H. Donnelley Corporation (“Donnelley”) (then known as The Dun & Bradstreet Corporation) entered into an Indemnity and Joint Defense Agreement (the “Original Indemnity and Joint Defense Agreement”), pursuant to which they agreed to:

•	allocate potential liabilities that may relate to, arise out of or result from the IRI lawsuit (“IRI Liabilities”); and

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      On July 30, 2004, the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health Incorporated (“IMS Health”) entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended Indemnity and Joint Defense Agreement”).
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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company is unable to predict the outcome of the IRI action (including the appeal), or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome and hence the Company cannot estimate their ability to pay potential IRI Liabilities pursuant to the Amended Indemnity and Joint Defense Agreement or the amount of the judgment or settlement in the IRI action. However, provided that the VNU Parties fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, the Company believes that the resolution of this matter, irrespective of the outcome of the IRI action, should not materially affect Moody’s financial position, results of operations and cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s condensed consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if Moody’s is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

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

Royalty Expense Deductions
      During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Examination Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 (the “Royalty Report”). In the first quarter of 2004, New D&B received a similar Examination Report (the “Second Royalty Report”) relating to the first quarter of 1997.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of June 30, 2004, Moody’s had adjusted its reserves for the Royalty Expense Deductions matter to $42 million to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. In accordance with the 1996 Distribution Agreement, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement. However, New D&B was unable to obtain consent from IMS Health and NMR and accordingly, New D&B and the IRS were unable to agree on the terms of a formal settlement agreement by the November 1, 2004 deadline imposed by the IRS. As a result, the IRS withdrew the Preliminary Settlement and Moody’s had increased its reserves for this matter in 2004 to reflect its updated estimates of probable exposure.
      As a result of continuing its dialogue with the IRS to settle the Royalty Report and the Reallocation Report matters, in the second quarter of 2005 New D&B agreed to a basis for settlement on essentially the same terms as reached in the 2004 mediation. Moody’s, IMS Health and NMR each consented to the terms of the settlement and in July New D&B submitted a closing agreement to the IRS for signature based upon these terms. The Company will reevaluate its reserves for the Royalty Expense Deductions at the time the IRS signs the closing agreement.
      The Company believes that, in accordance with the 1996 Distribution Agreement, if the IRS does not sign the closing agreement, IMS Health and NMR would be contractually responsible to pay any excess amounts above the Preliminary Settlement that may ultimately be owed with respect to tax years 1995 and 1996. IMS Health has alleged various breaches of New D&B’s obligations under the 1996 Distribution Agreement related to New D&B’s management and attempted settlement of this matter. If the parties were to fail to resolve any dispute, Moody’s understands that New D&B would anticipate commencing arbitration proceedings against IMS Health and NMR. Based on our current understanding of the positions which New D&B and IMS Health may take, the Company believes it is likely that New D&B should prevail, but we cannot predict with certainty the outcome.
      In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of New D&B’s preliminary settlement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits).

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Moody’s estimates that its share of the potential liability for the Royalty Expense Deductions matter could be up to $115 million, which takes into consideration: (1) the Royalty Reports and the Reallocation Reports discussed above (for which the Company’s share of the required payments to the IRS could be up to $106 million, including penalties and interest, and net of tax benefits); and (2) the potential write-off of deferred tax assets (for which the Company’s exposure could be up to $9 million as discussed above). Moody’s could also be obligated for future interest payments on its share of such liability. Moody’s believes that the positions taken by the IRS in the Royalty Reports and the Reallocation Reports discussed above are inconsistent with each other. While it is possible that the IRS could ultimately prevail in whole or in part on one of such positions noted above, Moody’s believes that it is unlikely that the IRS will prevail on both.

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
      Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $98 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.
      In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the first paragraph of this “Amortization Expense Deductions” section. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS for the potential disallowance of royalty expense deductions could be up to $131 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.
      On May 6, 2005 New D&B received a Notice of Proposed Adjustment (“Notice”) from the IRS for the 1999-2002 tax years which 1) disallows amortization expense deductions allocated from the partnership to Old D&B on its 1999 and 2000 tax returns and to New D&B on its 2000, 2001 and 2002 tax returns and 2) disallows certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns. Moody’s is in the process of assessing the potential exposure related to the Notice. Currently, the Company does not expect that this Notice will have a material impact on the legacy tax reserves and the potential future outlays related to legacy tax matters that are discussed below in “Summary of Moody’s Exposure to Three Legacy Tax Matters”.
      Moody’s believes that the IRS’ proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

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
      In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter and in December 2004 executed a formal settlement agreement. New D&B received two assessments on this matter during the first quarter of 2005, and expects to receive the third and final assessment in the third quarter of 2005. Moody’s paid its allocated share of the first two assessments to New D&B consisting of cash payments of $12.8 million ($8.1 million net of expected tax benefits) and the write-off of deferred tax assets of approximately $9 million. Moody’s remaining liability at June 30, 2005 was approximately $0.3 million. The amounts paid by Moody’s included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its reserves by $2.7 million due to this disagreement.

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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the first quarter of 2005, the Company recorded $2.7 million of additional reserves relating to the Utilization of Capital Losses matter described above. For the first six months the Company has recorded $3.0 million of interest expense related to its legacy tax reserves. At June 30, 2005, Moody’s total net legacy tax reserves were $133 million (consisting of $149 million of tax liabilities, partially offset by the expected utilization of $16 million of deferred tax assets). The $133 million of expected cash payments consists of $46 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $87 million of non-current liabilities.
      It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $345 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.

9.	COMPREHENSIVE INCOME
      Total comprehensive income was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions)		(In millions)
Net income	$145.4	$103.5	$264.1	$207.0
Other comprehensive loss — foreign currency translation adjustment	(5.8)	(1.6)	(7.5)	(0.8)
Other comprehensive loss — additional minimum pension liability	—	(0.3)	—	(0.3)

Total comprehensive income	$139.6	$101.6	$256.6	$205.9

10.	SEGMENT INFORMATION
      Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV. The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.
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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disclosed within that segment. All other Company assets, including corporate assets, are reported as part of Moody’s Investors Service. Revenue by geographic area is generally based on the location of the customer. Inter-segment sales are insignificant and no single customer accounted for 10% or more of total revenue.
      Below are financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue information by geographic area, each for the three and six month periods ended June 30, 2005 and 2004, and total assets by segment as of June 30, 2005 and December 31, 2004 (in millions). Certain prior year amounts have been reclassified to conform to the current presentation.
Financial Information by Segment

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$416.2	$30.6	$446.8	$326.3	$31.3	$357.6
Operating, selling, general and administrative expenses	158.9	26.4	185.3	125.4	24.0	149.4
Depreciation and amortization	4.6	4.1	8.7	4.6	4.1	8.7

Operating income	252.7	0.1	252.8	196.3	3.2	199.5

Interest and other non-operating expense, net			(3.9)			(6.4)

Income before provision for income taxes			248.9			193.1
Provision for income taxes			103.5			89.6

Net income			$145.4			$103.5

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$775.4	$61.9	$837.3	$629.7	$59.1	$688.8
Operating, selling, general and administrative expenses	304.2	50.5	354.7	241.9	47.5	289.4
Depreciation and amortization	9.0	8.3	17.3	8.7	8.3	17.0

Operating income	462.2	3.1	465.3	379.1	3.3	382.4

Interest and other non-operating expense, net			(9.1)			(11.4)

Income before provision for income taxes			456.2			371.0
Provision for income taxes			192.1			164.0

Net income			$264.1			$207.0

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Moody’s Investors Service Revenue by Business Unit

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Ratings revenue:
Structured finance	$192.4	$135.0	$330.9	$251.0
Corporate finance	79.1	75.2	159.4	148.5
Financial institutions and sovereign risk	65.6	51.8	131.3	104.3
Public finance	26.2	21.9	49.4	42.0

Total ratings revenue	363.3	283.9	671.0	545.8
Research revenue	52.9	42.4	104.4	83.9

Total Moody’s Investors Service	$416.2	$326.3	$775.4	$629.7

Consolidated Revenue Information by Geographic Area

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

United States	$281.8	$231.0	$523.9	$442.9
International	165.0	126.6	313.4	245.9

Total	$446.8	$357.6	$837.3	$688.8

Total Assets by Segment

	June 30, 2005			December 31, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Total assets by segment	$1,481.5	$242.8	$1,724.3	$1,123.5	$265.8	$1,389.3

11.	RECENTLY ISSUED ACCOUNTING STANDARDS
      As discussed in Note 6, in May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. Moody’s has incorporated the effects of the Act into the measurement of plan assets and obligations as of December 31, 2004. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a $0.8 million reduction to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations had no significant effects on the Company’s net periodic post-retirement expense for the six months ended June 30, 2005.
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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As discussed in Note 2, in December 2004, the FASB issued SFAS No. 123R. Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between this statement and certain SEC rules. In April 2005, the SEC allowed public companies to delay the implementation of SFAS No. 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. Because the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003, it does not believe that the impact of adoption will be material to its condensed consolidated results of operations or financial position. The Company currently is assessing the impact of the adoption on the classification of tax benefits from exercise of stock options between operating and financing activities on the consolidated statement of cash flows. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense, in part because the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period.
      In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective as of the first reporting period beginning after March 3, 2005 and, accordingly, was adopted by the Company on April 1, 2005. The adoption did not have a material impact on the Company’s consolidated results of operations and financial position.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial position.
      In July 2005, the FASB issued FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence” (“FSP APB 18-1”), which provides guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (“OCI”) upon a loss of significant influence. FSP APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost. FSP APB 18-1 is effective as of the first reporting period beginning after July 12, 2005 and, accordingly, will be adopted by the Company on October 1, 2005. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated results of operations and financial position.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SUBSEQUENT EVENT
      On July 12, 2005, the Board of Directors of the Company approved a quarterly dividend of $0.055 per share of Moody’s common stock, payable on September 10, 2005 to shareholders of record at the close of business on August 20, 2005.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” on page 46 for a discussion of uncertainties, risks and other factors associated with these statements.
The Company
      Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and (ii) quantitative credit assessment services, credit training services and credit processing software to banks and other financial institutions. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV (“MKMV”).
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
Operating Segments
      The Moody’s Investors Service business consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.
      The Moody’s KMV business develops and distributes quantitative credit assessment products and services for banks and investors in credit-sensitive assets and credit processing software.
      In February 2005, Moody’s Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of common stock for each share of the Company’s common stock outstanding, subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares from 400 million shares to 1 billion shares. At the Company’s Annual Meeting on April 26, 2005, Moody’s stockholders approved the charter amendment. As a result, stockholders of record as of the close of business on May 4, 2005 received one additional share of common stock for each share of the Company’s common stock held on that date. Such additional shares were distributed on May 18, 2005. All prior period share information has been restated to reflect the stock split.
      Certain prior year amounts have been reclassified to conform to the current presentation.
Results of Operations

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

Total Company Results
      Moody’s revenue for the second quarter of 2005 was $446.8 million, an increase of $89.2 million or 24.9% from $357.6 million for the second quarter of 2004. Moody’s achieved strong revenue growth in several business sectors, including global structured finance, European financial institutions, global research and U.S. public finance.
      Revenue in the United States was $281.8 million for the second quarter of 2005, an increase of $50.8 million or 22.0% from $231.0 million in the second quarter of 2004. Approximately 80% of the U.S growth was driven by structured finance, reflecting especially strong growth in the residential mortgage-backed and home equities securities area, as well as in commercial mortgage-backed securities and collateralized debt obligations (“CDOs”). The U.S. financial institutions, public finance and research areas contributed to year-to-year growth as well.
      Moody’s international revenue was $165.0 million in the second quarter, an increase of $38.4 million or 30.3% over $126.6 million in the second quarter of 2004. International ratings revenue grew $32 million versus the prior year, with 80% of the growth related to Europe, where increased issuance contributed to approximately $13 million of growth in structured finance and approximately $11 million of growth in financial institutions. The latter business also benefited from new ratings relationships. European corporate finance and research contributed to growth as well. Foreign currency translation accounted for approximately $5 million of reported international revenue growth.
      Operating, selling, general and administrative expenses were $185.3 million in the second quarter of 2005, an increase of $35.9 million or 24.0% from $149.4 million in the second quarter of 2004. The largest contributor to this increase was growth in compensation and benefits expense of $22 million, reflecting compensation increases, increased staffing, and higher stock-based compensation expense. Moody’s global staffing of about 2,600 employees at June 30, 2005 was approximately 7% higher than in the quarter ended June 30, 2004, and reflected hiring primarily in the U.S. and European ratings businesses to support business growth, and additional staff in the Company’s finance and technology support functions. Stock-based compensation expense increased $5.1 million quarter over quarter. As more fully discussed in Note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003. The quarter over quarter increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2005 equity grants. As a result of a recently completed tax audit by Japanese taxing authorities, expenses for the quarter included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. In addition, foreign currency translation accounted for approximately $2 million of the year-to-year expense growth.
      Second quarter operating income of $252.8 million rose $53.3 million or 26.7% from $199.5 million in the same period of 2004. Foreign currency translation contributed approximately $3 million to operating income growth. Moody’s operating margin for the second quarter of 2005 was 56.6% compared to 55.8% a year earlier.
      Moody’s reported $3.9 million of interest and other non-operating expense, net for the second quarter of 2005 compared with $6.4 million for the same period of 2004. Interest expense was $5.8 million for the three months ended June 30, 2005 and 2004 and was principally related to Moody’s $300 million of private placement debt. Interest income was $6.2 million in the second quarter of 2005 compared to $1.1 million in the second quarter of 2004. The increase was due to a higher average investment balance as well as an increase in the weighted average yield. Foreign exchange losses were $3.8 million and $1.0 million in the second quarter of 2005 and 2004, respectively.
      Moody’s effective tax rate was 41.6% in the second quarter of 2005 compared to 46.4% in the second quarter of 2004. The second quarter of 2004 included the impact of a $10.0 million charge related to the legacy income tax exposures that were assumed by Moody’s in connection with the separation from the Dun & Bradstreet Corporation in 2000.
Segment Results

Moody’s Investors Service
      Revenue at Moody’s Investors Service for the second quarter of 2005 was $416.2 million, up $89.9 million or 27.6% from $326.3 million in the second quarter of 2004. Ratings revenue accounted for $79.4 million of the growth with approximately 85% of that growth coming from global structured finance and European financial institutions. Good growth was also achieved in the smaller public finance business as well as in research. Issuance volume, price increases and new rating relationships were all contributors to year-to-year growth in reported revenue. Additionally, foreign currency translation accounted for approximately $5 million of reported revenue growth.
      Global structured finance revenue was $192.4 million for the second quarter of 2005, an increase of $57.4 million or 42.5% from $135.0 million in the same period of 2004. Approximately $41 million of the increase was in the U.S., with residential mortgage-backed (including home equity) securities, commercial mortgage-backed securities and CDOs contributing approximately 90% to this amount. Continuing low mortgage interest rates and rising home values drove growth in mortgage re-financings, new mortgages and home equity borrowing. A strong supply of corporate loans and structured finance securities available for securitization coupled with tight spreads on CDOs have driven growth. International structured finance revenue grew approximately $17 million year-to-year, with Europe contributing approximately $13 million based on strong issuance of asset-backed securities and in the commercial and residential mortgage-backed securities sectors. Foreign currency translation also contributed $2 million to growth in international structured finance revenue.
      Revenue in the corporate finance group was $79.1 million for the second quarter of 2005, up $3.9 million or 5.2% from $75.2 million in the second quarter of 2004. Revenue was essentially flat in the U.S., as issuance and price-related revenue growth in investment grade bond ratings and bank loan ratings was largely offset by a large decline in high yield issuance, resulting in a 38% decline in high yield revenue. High yield bond issuance declined in part because issuers shifted to the leveraged loan markets for financing needs. International corporate finance revenue increased approximately $4 million or approximately 17%, mainly driven by increased corporate bond issuance in Asia. Price increases also contributed to year-to-year growth in global corporate finance revenue.
      Financial institutions and sovereign risk revenue was $65.6 million for the second quarter of 2005, an increase of $13.8 million or 26.6% from $51.8 million in the second quarter of 2004. In the U.S., revenue grew approximately $3 million, principally reflecting growth in non-issuance related revenues and new ratings relationships. Internationally, revenue grew approximately $11 million compared to the prior year period, primarily due to increased issuance in the banking and insurance sectors, coupled with new ratings relationships in Europe. Price increases also contributed to year-to-year growth in global financial institutions revenue.
      Public finance revenue was $26.2 million for the second quarter of 2005, an increase of $4.3 million or 19.6% from $21.9 million for the same period in 2004. Dollar issuance in the municipal bond market increased approximately 7% versus the same period in 2004, in part as issuers accelerated borrowings in anticipation of higher interest rates later in the year. Revenue growth has outpaced issuance growth primarily because of a higher revenue yield on overall market issuance and increased market coverage. Refinancings represented 43% of total dollar issuance in the second quarter of 2005, versus 31% in the same period of 2004.
      Research revenue of $52.9 million for the second quarter of 2005 was $10.5 million or 24.8% higher than the $42.4 million reported in the second quarter of 2004. Revenue grew by approximately $4 million in the U.S. and about $6 million internationally with Europe accounting for around three-quarters of international growth. Credit research, primarily on corporates and financial institutions, together with sales of analytics and data services, accounted for approximately $7 million of global revenue growth. Licensing of Moody’s data to customers for internal and external use accounted for about $3 million of revenue growth. Foreign currency translation and price increases also contributed to year-to-year growth in reported revenue.
      Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $158.9 million for the second quarter of 2005, an increase of $33.5 million or 26.7% from $125.4 million in the second quarter of 2004. Compensation and benefits expense accounted for $22 million of the expense growth. This increase included $4.7 million related to stock-based compensation, as discussed above. The growth also reflected compensation increases, staffing growth primarily in the U.S. and European ratings businesses to support business growth, and additional staff in finance and technology support functions. As a result of a recently completed tax audit by Japanese taxing authorities, expenses for the second quarter of 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. Foreign currency translation contributed approximately $2 million to year-to-year growth in reported expenses.
      Moody’s Investors Service operating income of $252.7 million for the second quarter of 2005 was up $56.4 million or 28.7% from $196.3 million in the second quarter of 2004. Foreign currency translation contributed approximately $3 million to the year-to-year growth in operating income.

Moody’s KMV
      Moody’s KMV revenue of $30.6 million for the second quarter of 2005 declined $0.7 million or 2.2% from $31.3 million for the same period in 2004. MKMV’s global revenue decline was primarily due to the deferral of revenue associated with certain contractual commitments for future software delivery. Subscriptions revenue related to credit risk assessment products grew by 6% more than the prior year driven by 36% growth of MKMV’s private firm product (RiskCalctm), but was tempered by client attrition significantly affected by bank consolidations in both Europe and North America. In the second quarter, international revenue accounted for 54% of global revenue.
      MKMV’s operating, selling, general and administrative expenses were $26.4 million for the second quarter of 2005, an increase of $2.4 million or 10% from $24.0 million in the second quarter of 2004. Second quarter 2005 expenses included $1.2 million for stock-based compensation expense, which was $0.4 million higher than the prior year. Depreciation and amortization expense was $4.1 million for the second quarter of 2005 and 2004. MKMV operating income was $0.1 million for the second quarter of 2005 compared with $3.2 million in the second quarter of 2004. Currency translation did not have a significant year-to-year impact on MKMV results.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

Total Company Results
      Moody’s revenue for the six months ended June 30, 2005 was $837.3 million, an increase of $148.5 million or 21.6% from $688.8 million for the first half of 2004. Moody’s achieved strong revenue growth in several business sectors, including global structured finance, European financial institutions, global research and public finance.
      Revenue in the United States was $523.9 million for the first half of 2005, an increase of $81.0 million or 18.3% from $442.9 million in the first half of 2004. Approximately 77% of the U.S. growth was driven by structured finance, reflecting strong issuance in residential and commercial mortgage-backed securities and CDOs. U.S. financial institutions, research and public finance contributed to year-to-year growth as well.
      Moody’s international revenue was $313.4 million in the first half of 2005, an increase of $67.5 million or 27.5% over $245.9 million in the first half of 2004. International ratings revenue grew approximately $52 million versus the prior year, with approximately 85% of the growth related to Europe where increased issuance and new ratings relationships contributed to the approximately $22 million of growth in financial institutions revenue. European corporate finance, structured finance and research contributed to growth as well. Foreign currency translation accounted for approximately $11 million of reported international revenue growth.
      Operating, selling, general and administrative expenses were $354.7 million in the first half of 2005, an increase of $65.3 million or 22.6% from $289.4 million in the first half of 2004. The largest contributor to this increase was growth in compensation and benefits expense of $49 million, reflecting compensation increases, increased staffing, and higher stock-based compensation expense. Moody’s global staffing of about 2,600 employees at June 30, 2005 was approximately 8% higher than in the six months ended June 30, 2004, and reflected hiring in the U.S. and European ratings businesses to support business growth, and additional staff in finance and technology support functions. Stock-based compensation expense increased $16.8 million year-to-year. As more fully discussed in Note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made, the effects of a higher share price on the value of the 2005 equity grants versus 2004, and approximately $9.1 million recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. As a result of a recently completed tax audit by Japanese taxing authorities, expenses for the six months included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. In addition, foreign currency translation accounted for approximately $4 million of the year-to-year expense growth.
      First half operating income of $465.3 million rose $82.9 million or 21.7% from $382.4 million in the same period of 2004. Foreign currency translation contributed approximately $7 million to operating income growth. Moody’s operating margin for the first half of 2005 was 55.6% compared to 55.5% a year earlier.
      Moody’s reported $9.1 million of interest and other non-operating expense, net for the first half of 2005 compared with $11.4 million for the same period of 2004. Interest expense was $11.5 million for the six months ended June 30, 2005 and 2004 and was principally related to Moody’s $300 million of private placement debt. Interest income was $10.7 million in 2005 compared to $2.2 million in 2004. The increase was due to a higher average investment balance as well as an increase in the weighted average yield. Foreign exchange losses were $7.5 million and $1.5 million in the first half of 2005 and 2004, respectively.
      Moody’s effective tax rate was 42.1% in the first half of 2005 compared to 44.2% in the first half of 2004. The 2004 tax expense included the impact of a $10.0 million charge related to the legacy income tax exposures that were assumed in connection with the separation from the Dun & Bradstreet Corporation in 2000.

Segment Results

Moody’s Investors Service
      Revenue at Moody’s Investors Service for the first half of 2005 was $775.4 million, up $145.7 million or 23.1% from $629.7 million in the first half of 2004. Ratings revenue accounted for $125.2 million of growth with approximately 82% of that growth coming from global structured finance and European financial institutions. Good growth was also achieved in public finance as well as in research. Foreign currency translation accounted for approximately $11 million of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.
      Global structured finance revenue was $330.9 million for the first half of 2005, an increase of $79.9 million or 31.8% from $251.0 million in the same period of 2004. Approximately $62 million of the increase was in the U.S., with residential and commercial mortgage-backed securities and CDOs contributing approximately 93% of this amount. Continuing low mortgage interest rates and rising home values drove growth in mortgage re-financings, new mortgages and home equity borrowing. A strong supply of corporate loans and structured finance securities available for securitization coupled with tight spreads on CDOs have driven growth. Record issuance drove strong revenue growth in commercial mortgage-backed securities during the first half of the year. International structured finance revenue grew approximately $18 million year-to-year, with Europe contributing approximately $15 million of which $7 million related to commercial mortgage-backed securities. Foreign currency translation also contributed $4 million to growth in international structured finance revenue.
      Corporate finance revenue was $159.4 million for the first half of 2005, up $10.9 million or 7.3% from $148.5 million in the first half of 2004. Revenue was essentially flat in the U.S., as 15% growth in investment-grade issuance and growth in bank loan ratings revenue was largely offset by a 31% decline in high yield issuance. High yield bond issuance declined as issuers shifted to the leveraged loan markets for financing needs while numerous large investment-grade deals came to market in the transportation, energy, and technology sectors. International corporate finance revenue increased approximately $11 million or 25% mainly due to increased corporate bond issuance. Price increases also contributed to year-to-year growth in global corporate finance revenue.
      Revenue in the financial institutions and sovereign risk group was $131.3 million for the first half of 2005, an increase of $27.0 million or 25.9% from $104.3 million in the first half of 2004. In the U.S., revenue grew approximately $4 million, principally due to strength in insurance and real estate sectors. Internationally, revenue grew approximately $23 million compared to the prior year period, primarily due to increased issuance and new ratings relationships in Europe. European issuance was particularly strong in the banking, insurance and sub-sovereign sectors. Price increases also contributed to year-to-year growth in global financial institutions revenue.
      Public finance revenue was $49.4 million for the first half of 2005, an increase of $7.4 million or 17.6% from $42.0 million for the same period in 2004. Dollar issuance in the municipal bond market was approximately $209 billion, or 10% more than the same period in 2004, as issuers accelerated borrowings in anticipation of higher interest rates later in the year. Revenue growth outpaced issuance largely due to a higher revenue yield on overall market issuance as well as increased market coverage. Refinancings represented 46% of total dollar issuance in the first half of 2005, versus 36% in the same period of 2004.
      Research revenue of $104.4 million for the first half of 2005 was $20.5 million or 24.4% higher than the $83.9 million reported in the first half of 2004. Revenue grew by approximately $9 million in the U.S. and about $12 million internationally with Europe accounting for 70% of international growth. Credit research, primarily on corporates and financial institutions, together with sales of analytics and data services, accounted for approximately $14 million of global revenue growth. Revenue growth from the licensing of Moody’s information to financial customers for internal use and redistribution was $23 million in the first half, an increase of $6 million, or 35% higher than the prior year. Foreign currency translation and price increases also contributed to year-to-year growth in reported revenue.

      Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $304.2 million for the first half of 2005, an increase of $62.3 million or 25.8% from $241.9 million in the first half of 2004. Compensation and benefits expense accounted for $49 million of the expense growth. This increase included $16.3 million related to stock-based compensation, as discussed above. The growth also reflected compensation increases, staffing growth in the U.S. and European ratings businesses to support business growth, and additional staff in finance and technology support functions. As a result of a recently completed tax audit by Japanese taxing authorities, expenses for the first half of 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. Foreign currency translation contributed approximately $4 million to year-to-year growth in reported expenses.
      Moody’s Investors Service operating income of $462.2 million for the first half of 2005 was up $83.1 million or 21.9% from $379.1 million in the first half of 2004. Foreign currency translation contributed approximately $7 million to the year-to-year growth in operating income.

Moody’s KMV
      Moody’s KMV revenue of $61.9 million for the first half of 2005 was $2.8 million or 4.7% more than the same period in 2004. MKMV’s revenue growth decelerated in the second quarter due to the deferral of revenue associated with certain contractual commitments for future software delivery. Growth in subscriptions revenue related to credit risk assessment products was 7% more than prior year led by 41% growth in RiskCalctm, MKMV’s private firm product, but was moderated by client attrition and bank consolidations in Europe and North America. In the first half, international revenue accounted for 55% of global revenue.
      MKMV’s operating, selling, general and administrative expenses were $50.5 million for the first half of 2005, an increase of $3.0 million or 6.3% from $47.5 million in the first half of 2004. First half 2005 expenses included $2.1 million for stock-based compensation expense, which was $0.5 million higher than the prior year. Depreciation and amortization expense was $8.3 million for the first half of 2005 and 2004. MKMV operating income was $3.1 million for the first half of 2005 compared with $3.3 million in the first half of 2004. Currency translation did not have a significant year-to-year impact on MKMV results.
Liquidity and Capital Resources

Cash Flow
      The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $345.6 million and $233.2 million for the six months ended June 30, 2005 and 2004, respectively.
      Moody’s net cash provided by operating activities in 2005 increased by $112.4 million compared with 2004. Contributing to this growth was the increase in net income of $57.1 million, higher non-cash stock-based compensation expense of $16.8 million, higher tax benefits from exercise of stock options of $6.3 million, and the accrual for the settlement of Japanese sales tax of $9.4 million, as discussed above in “Results of Operations — Total Company Results”. In addition, timing of quarterly federal, state and international income tax payments and growth in the tax provision in the first half of 2005 compared with 2004 contributed $29.5 million to year-to-year growth in cash provided by operating activities. Partially offsetting this benefit was the payment of $12.8 million related to the settlement of legacy matters, as discussed below in “Contingencies — Legacy Tax Matters”.
      Net cash used in investing activities was $19.5 million for the six months ended June 30, 2005 compared with $18.2 million for the same period of 2004. Spending for property and equipment and for development costs for MKMV’s software products totaled $11.7 million for the first half of 2005 compared with $11.4 million in the first half of 2004. Net investments in marketable securities totaled $3.9 million for the first half of 2005 compared with $3.7 million in the first half of 2004. The 2005 spending on investments in affiliates related to the $3.9 million contingent payment made in the second quarter related to Korea Investors Service.

      Net cash provided by (used in) financing activities was $4.9 million for the six months ended June 30, 2005 compared to ($152.0) million for the six months ended June 30, 2004. Proceeds from exercises of stock options were $52.5 million in the 2005 period and $57.2 million in the 2004 period. These amounts were offset by $19.2 million and $186.2 million used for share repurchases in the first half of 2005 and 2004, respectively, and dividends paid of $27.8 million and $22.4 million in the first half of 2005 and 2004, respectively.

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
      The Company currently intends to use a portion of its cash flow to pay dividends, of which the Board of Directors declared a quarterly amount of $0.055 per share on July 12, 2005 payable on September 10, 2005 to shareholders of record at the close of business on August 20, 2005. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.
      The Company also currently intends to use a majority of its remaining cash flow provided by operating activities to continue its share repurchase program. The Company is in the process of implementing a systematic share repurchase program which will constitute a portion of the potential repurchase activity, as Moody’s wants to continue to be able and prepared to act opportunistically when conditions warrant. This move to initiate a systematic element to repurchase activities will be conducted within the existing $600 million repurchase authorization, of which $528 million remains. The Company’s goal is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.
      In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays to pay to New D&B its share of potential liabilities related to the legacy tax and legal contingencies that are discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Contingencies”. In addition, management is currently evaluating refinancing and repayment alternatives for its $300 million of notes payable outstanding, which mature in September 2005. It is possible that the Company may not immediately refinance these notes when they mature, in which case their repayment would substantially reduce the Company’s cash balance. These potential cash outlays could be material and might affect liquidity requirements, and they could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness
      At June 30, 2005 and 2004, the Company had outstanding $300 million of notes payable. The Company also had in place at June 30, 2005 a $160 million bank revolving credit facility, which replaced two $80 million facilities that were in place at June 30, 2004. There were no borrowings under the revolving credit facilities during 2005 or 2004.
      On October 3, 2000 the Company issued $300 million of notes payable (the “Notes”) in a private placement. The Notes have a five-year term and bear interest at an annual rate of 7.61%, payable semi-annually. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Management is in the process of evaluating refinancing and repayment alternatives for the Notes when they mature in September 2005. At June 30, 2005 and December 31, 2004, the Notes have been classified as a current liability.

      On September 1, 2004, Moody’s entered into a five-year senior, unsecured revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million 5-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points, depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At June 30, 2005, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at June 30, 2005. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility.
      Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.
      The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Agreements also contain financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the related agreements, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the related agreements, of not more than 4 to 1 at the end of any fiscal quarter. At June 30, 2005, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.
Off-Balance Sheet Arrangements
      At June 30, 2005, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
      As of June 30, 2005, there had not been any material changes outside the normal course of business in Moody’s contractual obligations as presented in its annual report on Form 10-K for the year ended December 31, 2004.
Dividends
      On July 12, 2005, the Board of Directors of the Company approved a quarterly dividend of $0.055 per share of Moody’s common stock, payable on September 10, 2005 to shareholders of record at the close of business on August 20, 2005.
Outlook
      Moody’s overall revenue and earnings growth rates for the period were significantly above the full year growth rate guidance the Company provided when Moody’s reported first quarter results in April. While the

Company does not believe the growth rates achieved in the second quarter will be sustained through the remainder of the year, Moody’s has made a number of revisions to the outlook for the year.
      Moody’s outlook for 2005 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage borrowing and refinancing activity, securitization levels and capital markets issuance. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from the current outlook.
      In the U.S., the Company expects low to mid-teens percent revenue growth for the ratings and research business for the full year 2005. In the U.S. structured finance market, Moody’s now expects that revenue from rating residential mortgage-backed and home equity securities will rise in the high teens percent range from the record level of 2004. This is a significant revision from the prior outlook, which anticipated residential mortgage-backed and home equity securities revenue declining in the high teens to twenty percent range. The Company continues to expect good year-over-year growth in several other sectors of U.S. structured finance, including asset-backed securities, CDOs and commercial mortgage-backed securities, and Moody’s has trimmed expectations for asset-backed commercial paper, where the Company now forecasts a modest decline. Moody’s now expects total U.S. structured finance revenue to grow in the mid-teens percent range, compared with previous forecasts which assumed revenue would decline slightly from 2004.
      In the U.S. corporate finance business, issuance in the speculative grade bond market remains weak and will likely fall substantially below the volume seen in 2004. The Company expects this shortfall to be offset by stronger than expected growth in investment grade and bank loan ratings and by revenue related to the Enhanced Analysis Initiative, resulting in high single-digit percent revenue growth.
      In the U.S. financial institutions sector, Moody’s continues to expect that the impact of expected flat issuance volume will be offset by revenue related to the Enhanced Analysis Initiative and from new rating relationships, providing low double-digit percent growth in this sector in 2005.
      Based on a strong second quarter in U.S. public finance, the Company has revised the revenue outlook for this business. Moody’s now expects public finance revenue for 2005 to increase in the low teens percent range compared with 2004. The Company continues to forecast strong growth in the U.S. research business.
      Outside the U.S. Moody’s expects growth in ratings and research revenue in the high teens percent range, with double-digit percent growth in all major business lines and regions, assisted by favorable foreign currency impacts. The Company’s projection assumes improved corporate issuance in Europe after a relatively weak 2004 and good issuance growth in the European financial institutions sector and several sectors of structured finance in Europe and Japan. In addition, Moody’s expects continued strong growth in international research revenue.
      Finally, the Company expects global revenue at Moody’s KMV to rise in the high single to low double-digit percent range, reflecting growth in both credit risk assessment subscription products and credit processing software products.
      For Moody’s overall, the Company expects revenue growth in the 13% to 16% range for the full year 2005, including the positive impact of currency translation. Moody’s expects the operating margin to be lower by up to 150 basis points in 2005 compared with 2004. This reflects higher revenue growth in 2005 than originally expected, offset by higher stock-based compensation expense in 2005 compared to 2004, and by investments the Company is continuing to make to expand geographically, improve its analytic processes, pursue ratings transparency and compliance initiatives, introduce new products, and improve technology infrastructure.
      For 2005, Moody’s expects that year-over-year growth in diluted earnings per share will be in the 17% to 21% range. This expected growth includes the impacts of legacy tax provisions and the expensing of stock-based compensation in both 2005 and 2004. The impact of expensing stock-based compensation is expected to be in the range of $0.10 — $0.11 per diluted share in 2005, compared to $0.06 per diluted share in 2004. The estimated 2005 expense excludes the effects of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which Moody’s will implement effective as of January 1, 2006 based on the Securities and Exchange Commission’s recent rule allowing deferral of the implementation date.
Recently Issued Accounting Standards
      In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. Moody’s has incorporated the effects of the Act into the measurement of plan assets and obligations as of December 31, 2004. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a $0.8 million reduction to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations had no significant effects on the Company’s net periodic post-retirement expense for the six months ended June 30, 2005.
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
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between this statement and certain SEC rules. In April 2005, the SEC allowed public companies to delay the implementation of SFAS No. 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. Because the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003, it does not believe that the impact of adoption will be material to its condensed consolidated results of operations or financial position. The Company currently is assessing the impact of the adoption on the classification of tax benefits from exercise of stock options between operating and financing activities on the consolidated statement of cash flows. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense, in part because the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period.
      In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP 46(R)-5”), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective as of the first reporting period beginning after March 3, 2005 and, accordingly, was adopted by the Company on April 1, 2005. The adoption did not have a material impact on the Company’s consolidated results of operations and financial position.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB

Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on its consolidated results of operations and financial position.
      In July 2005, the FASB issued FSP No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence” (“FSP APB 18-1”), which provides guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (“OCI”) upon a loss of significant influence. FSP APB 18-1 requires that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost. FSP APB 18-1 is effective as of the first reporting period beginning after July 12, 2005 and, accordingly, will be adopted by the Company on October 1, 2005. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated results of operations and financial position.
Contingencies
      From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is both probable that a liability has been incurred and the probable amount of loss can be reasonably estimated, the Company believes it has recorded appropriate reserves in the condensed consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.
      As a result of a recently completed tax audit by Japanese taxing authorities, operating, selling, general and administrative expenses for the quarter included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005.
      Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.
      On May 11, 2005, Moody’s received a subpoena from the New York Attorney General’s Office seeking documents and other information regarding (i) securities offerings Moody’s rated or sought to rate that were backed by jumbo mortgages from prime borrowers and (ii) credit enhancement evaluations, during the period of June 30, 2000 through June 30, 2003. The subpoena also seeks documents and other information regarding Moody’s credit policies and procedures since January 1, 1999.
      On July 13, 2005, Moody’s received a subpoena from the New York Attorney General’s Office seeking documents and other information regarding (i) Moody’s ratings of the financial strength and subordinated debt of reinsurance companies and (ii) Moody’s policies and practices for rating the financial strength and subordinated debt of reinsurance companies, including ratings that were unsolicited or in which the issuer did not participate in the rating process, during the period since January 1, 1997.
      Moody’s is currently responding to these requests and intends to continue cooperating with the New York Attorney General’s Office inquiries. Moody’s cannot predict the outcome of these inquiries or any effect they may have on Moody’s financial position, results of operations, or cash flows.

Legacy Contingencies
      Moody’s also has exposure to certain potential liabilities assumed in connection with the 2000 Distribution. These contingencies are referred to by Moody’s as “Legacy Contingencies”.

Information Resources, Inc.
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties. Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. On February 2, 2005, the Court entered IRI’s notice of appeal to the Second Circuit. The parties have briefed the matter before the Court of Appeals for the Second Circuit, but a date for oral argument has not yet been set by the Court.
      In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation (now known as R.H. Donnelley), A.C. Nielsen Company (a subsidiary of ACNielsen) and IMS International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of the company then known as The Dun & Bradstreet Corporation.
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
      On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s ‘Fixed Operations’ costs”. On December 17, 2004, IRI issued a press release, which said in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial”. IRI asked the Court to enter a final judgment against it, so that it could take an immediate appeal to the Court of Appeals for the Second Circuit. Defendants did not object to this request. On February 1, 2005 the Court entered a final judgment dismissing IRI’s claims with prejudice and on February 2, 2005, the Court entered IRI’s notice of appeal to the Second Circuit. The parties have briefed the matter before the Court of Appeals for the Second Circuit, but a date for oral argument has not yet been set by the Court.
      In connection with the 1996 Distribution, NMR (then known as Cognizant Corporation), ACNielsen and R.H. Donnelley Corporation (“Donnelley”) (then known as The Dun & Bradstreet Corporation) entered into an Indemnity and Joint Defense Agreement (the “Original Indemnity and Joint Defense Agreement”), pursuant to which they agreed to:

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
      On July 30, 2004, the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health Incorporated (“IMS Health”) entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended Indemnity and Joint Defense Agreement”).
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
      The Company is unable to predict the outcome of the IRI action (including the appeal), or the financial condition of any of the VNU Parties or the other defendants at the time of any such outcome and hence the Company cannot estimate their ability to pay potential IRI Liabilities pursuant to the Amended Indemnity and Joint Defense Agreement or the amount of the judgment or settlement in the IRI action. However, provided that the VNU Parties fulfill their obligations under the Amended Indemnity and Joint Defense Agreement, the Company believes that the resolution of this matter, irrespective of the outcome of the IRI action, should not materially affect Moody’s financial position, results of operations and cash flows. Accordingly, no amount in respect of this matter has been accrued in the Company’s condensed consolidated financial statements. If, however, IRI were to prevail in whole or in part in this action and if Moody’s is required to pay, notwithstanding such contractual obligations, a portion of any significant settlement or judgment, the outcome of this matter could have a material adverse effect on Moody’s financial position, results of operations, and cash flows.

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

Royalty Expense Deductions
      During the second quarter of 2003, New D&B received an Examination Report from the IRS with respect to a partnership transaction entered into in 1993. In this Examination Report, the IRS stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 (the “Royalty Report”). In the first quarter of 2004, New D&B received a similar Examination Report (the “Second Royalty Report”) relating to the first quarter of 1997.
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
      As of June 30, 2004, Moody’s had adjusted its reserves for the Royalty Expense Deductions matter to $42 million to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. In accordance with the 1996 Distribution Agreement, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement. However, New D&B was unable to obtain consent from IMS Health and NMR and accordingly, New D&B and the IRS were unable to agree on the terms of a formal settlement agreement by the November 1, 2004 deadline imposed by the IRS. As a result, the IRS withdrew the Preliminary Settlement and Moody’s had increased its reserves for this matter in 2004 to reflect its updated estimates of probable exposure.
      As a result of continuing its dialogue with the IRS to settle the Royalty Report and the Reallocation Report matters, in the second quarter of 2005 New D&B agreed to a basis for settlement on essentially the same terms as reached in the 2004 mediation. Moody’s, IMS Health and NMR each consented to the terms of the settlement and in July New D&B submitted a closing agreement to the IRS for signature based upon these terms. The Company will reevaluate its reserves for the Royalty Expense Deductions at the time the IRS signs the closing agreement.
      The Company believes that, in accordance with the 1996 Distribution Agreement, if the IRS does not sign the closing agreement, IMS Health and NMR would be contractually responsible to pay any excess amounts above the Preliminary Settlement that may ultimately be owed with respect to tax years 1995 and 1996. IMS Health has alleged various breaches of New D&B’s obligations under the 1996 Distribution Agreement related to New D&B’s management and attempted settlement of this matter. If the parties were to fail to resolve any dispute, Moody’s understands that New D&B would anticipate commencing arbitration proceedings against IMS Health and NMR. Based on our current understanding of the positions which New D&B and IMS Health may take, the Company believes it is likely that New D&B should prevail, but we cannot predict with certainty the outcome.

      In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of New D&B’s preliminary settlement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits).
      Moody’s estimates that its share of the potential liability for the Royalty Expense Deductions matter could be up to $115 million, which takes into consideration: (1) the Royalty Reports and the Reallocation Reports discussed above (for which the Company’s share of the required payments to the IRS could be up to $106 million, including penalties and interest, and net of tax benefits); and (2) the potential write-off of deferred tax assets (for which the Company’s exposure could be up to $9 million as discussed above). Moody’s could also be obligated for future interest payments on its share of such liability. Moody’s believes that the positions taken by the IRS in the Royalty Reports and the Reallocation Reports discussed above are inconsistent with each other. While it is possible that the IRS could ultimately prevail in whole or in part on one of such positions noted above, Moody’s believes that it is unlikely that the IRS will prevail on both.

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
      Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $98 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.
      In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the first paragraph of this “Amortization Expense Deductions” section. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS for the potential disallowance of royalty expense deductions could be up to $131 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

      New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.
      On May 6, 2005 New D&B received a Notice of Proposed Adjustment (“Notice”) from the IRS for the 1999-2002 tax years which 1) disallows amortization expense deductions allocated from the partnership to Old D&B on its 1999 and 2000 tax returns and to New D&B on its 2000, 2001 and 2002 tax returns and 2) disallows certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns. Moody’s is in the process of assessing the potential exposure related to the Notice. Currently, the Company does not expect that this Notice will have a material impact on the legacy tax reserves and the potential future outlays related to legacy tax matters that are discussed below in “Summary of Moody’s Exposure to Three Legacy Tax Matters”.
      Moody’s believes that the IRS’ proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

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
      In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter and in December 2004 executed a formal settlement agreement. New D&B received two assessments on this matter during the first quarter of 2005, and expects to receive the third and final assessment in the third quarter of 2005. Moody’s paid its allocated share of the first two assessments to New D&B consisting of cash payments of $12.8 million ($8.1 million net of expected tax benefits) and the write-off of deferred tax assets of approximately $9 million. Moody’s remaining liability at June 30, 2005 was approximately $0.3 million. The amounts paid by Moody’s included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its reserves by $2.7 million due to this disagreement.

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
      In the first quarter of 2005, the Company recorded $2.7 million of additional reserves relating to the Utilization of Capital Losses matter described above. For the first six months the Company has recorded $3.0 million of interest expense related to its legacy tax reserves. At June 30, 2005, Moody’s total net legacy tax reserves were $133 million (consisting of $149 million of tax liabilities, partially offset by the expected utilization of $16 million of deferred tax assets). The $133 million of expected cash payments consists of $46 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $87 million of non-current liabilities.
      It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $345 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.
Regulation
      In the United States, Moody’s Investors Service voluntarily registers as an investment adviser under the Investment Advisers Act of 1940, as amended. Moody’s has also been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the U.S. Securities and Exchange Commission (“SEC”). The SEC first applied the NRSRO designation in 1975 to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (including in certain mortgage-related legislation), the SEC (including in certain of its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.
      Over the past several years, U.S. regulatory and congressional authorities have questioned the suitability of continuing to employ ratings in federal securities laws; and, if so, the potential need for altering the regulatory framework under which rating agencies operate. Following is a summary of some recent developments in the U.S.
      In February 2005, Moody’s participated in a hearing held by the United States Senate Committee on Banking, Housing and Urban Affairs (the “Banking Committee”) on Examining the Role of Credit Rating Agencies in the Capital Markets. Primary areas of inquiry by Senators on the Banking Committee included (i) potential conflicts of interest affecting credit rating agencies and how those conflicts can be avoided or properly managed, and (ii) the degree of competition in the credit ratings industry and how competition might be increased. Moody’s written statement submitted to the Committee can be found on the Regulatory Affairs page of the Company’s website at www.moodys.com.
      In March 2005, the SEC disclosed that in considering the oversight of NRSROs, it may pursue a voluntary compliance and oversight framework for rating agencies that are designated as NRSROs, or it could seek legislative authority for formal compliance and oversight for NRSROs. In April 2005, the SEC released for public comment a Proposed Rule on the “Definition of Nationally Recognized Statistical Rating Organization”. The proposed definition of the term NRSRO is an entity that: (i) issues publicly available credit ratings that are current assessments of the creditworthiness of obligors with respect to specific securities or money market instruments; (ii) is generally accepted in the financial markets as an issuer of credible and reliable ratings, including ratings for a particular industry or geographic segment, by the predominant users of securities ratings; and (iii) uses systematic procedures designed to ensure credible and reliable ratings, manage potential conflicts of interest, and prevent the misuse of nonpublic information, and has sufficient financial resources to ensure compliance with those procedures. Numerous market participants, including Moody’s, responded to the request for comment. Moody’s response can be found on the Regulatory Affairs page of the Company’s website. In addition, in June 2005 the SEC produced technical assistance pursuant to a Congressional request, relating to the statutory authority the SEC may need if Congress determines that it is appropriate to create a comprehensive oversight regime for credit rating agencies.

      In June 2005, U.S. House Representative Michael Fitzpatrick (R-PA) introduced H.R. 2990, the “Credit Rating Agency Duopoly Relief Act of 2005”. In June the House of Representatives’ Financial Services Subcommittee on Capital Markets held a hearing on H.R. 2990, at which several interested parties testified. The next steps in the process have not been announced.
      At present, Moody’s is unable to assess the likelihood of any regulatory or legislative changes that may result from ongoing reviews, nor the nature and effect of any such regulatory changes.
      Internationally, several regulatory developments have occurred:

1) IOSCO
      In December 2004, the Technical Committee of the International Organization of Securities Commissions (“IOSCO”) published the Code of Conduct Fundamentals for Credit Rating Agencies (the “IOSCO Code”). The IOSCO Code is the product of approximately two years of deliberations and market consultation by IOSCO, and incorporates provisions that address three broad areas:

•	The quality and integrity of the rating process;

•	Credit rating agency independence and the avoidance of conflicts of interest; and,

•	Credit rating agency responsibilities to the investing public and issuers.
      The IOSCO Code is not binding on credit rating agencies. It relies on voluntary compliance and public disclosure of areas of non-compliance by credit rating agencies so that users of credit ratings can better assess rating agency behavior and performance. Moody’s endorsed the IOSCO Code and in June 2005 published its Code of Professional Conduct (the “Moody’s Code”) pursuant to the IOSCO Code. The Moody’s Code can be found on the Regulatory Affairs page of the Company’s website.
      In April 2005, IOSCO held its annual meeting, which included a panel discussion on whether the adoption of the IOSCO Code by rating agencies was sufficient or whether such adoption should be supplemented through regulation. John Rutherfurd, Jr., Chief Executive Officer of Moody’s Corporation at the time of the meeting, was a panelist on behalf of Moody’s. His written statement prepared in connection with the panel discussion can be found on the Regulatory Affairs page of the Company’s website.

2) Committee of European Regulators
      In July 2004, the European Commission, as requested by the European Parliament, mandated the Committee of European Securities Regulators (“CESR”) to conduct a review of the credit rating agency industry and provide the European Commission with advice by April 1, 2005 on the following four general areas:

•	potential conflicts of interest within rating agencies, such as between advisory services and direct rating activities;

•	transparency of rating agencies’ methodologies;

•	legal treatment of rating agencies’ access to inside information; and

•	concerns about possible lack of competition in the market for provision of credit ratings.
      In late 2004 CESR published, and in early 2005 received, comments on a consultation document about the credit ratings industry, which addressed areas including: the competitive structure of the industry and competition issues; registration of credit rating agencies; potential barriers to entry; potential rules of conduct for the industry; and regulatory options to address these areas. Moody’s written comments can be found on the Regulatory Affairs page of the Company’s website. In addition, CESR held an open hearing on these topics, in which Moody’s participated. CESR followed these activities with its technical advice to the European

Commission in March 2005, in which it offered the European Commission two possible regulatory alternatives:

•	The European Commission could take a “wait and see” approach, whereby rating agencies that operate in the European Market would be given an opportunity to implement the IOSCO Code and report on their implementation periodically to the market; or

•	The European Commission could take a “light touch” regulation approach, whereby it would essentially regulate into legislation the IOSCO Code.
      In its discussion, CESR further noted that the majority of market participants who commented during CESR’s consultation process, as well as the majority of European regulatory authorities, have indicated a preference for the “wait and see” approach. The European Commission is expected to publish and forward to the European Parliament in October 2005 its suggested regulatory approach for rating agencies. At present, Moody’s cannot predict whether voluntary standards will prevail, or whether regulation or legislation will be enacted in the European Union (the “EU”).

3) Market Abuse Directive
      Implementation guidelines proposed by CESR under the European Commission’s Market Abuse Directive are, absent exemption, applicable to all participants in the European capital markets. Credit rating agencies are excluded from control under the guidelines. However, depending on the form in which the implementation guidelines are ultimately adopted by national regulators or lawmakers, such guidelines could include controls over credit rating agencies in some EU countries. If so, the guidelines could, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

4) The Basel Committee
      In June 2004, the Basel Committee on Banking Supervision published its new capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by designated credit rating agencies (called External Credit Assessment Institutions) would be an alternative available to banks to determine the credit risk weights for many of their institutional credit exposures. Such designated rating agencies could be subject to a broader range of oversight. It is anticipated that Basel II will be implemented by national regulatory authorities by January 2007. The European Commission has created the Committee of European Banking Supervisors (“CEBS”), comprised of European banking regulators, to advise it on the implementation of Basel II in Europe. In June 2005, CEBS released its proposed “Guidelines for a common approach to the recognition of External Credit Assessment Institutions” within the European Union and has requested comments by September 30, 2005. Moody’s is in the process of reviewing the proposal and intends to submit comments.
      At this time Moody’s cannot predict the long-term impact of Basel II on the manner in which the Company conducts its business. However, Moody’s does not currently believe that Basel II will materially affect its financial position or results of operations.
      Finally, Moody’s is subject to regulation in certain non-U.S. jurisdictions in which it operates. Some regulatory actions outside the United States are noted below:

1) France
      As a consequence of the 2003 French Securities Law, Loi de Sécurité Financiére (the “LSF”), rating agencies operating in France are subject to a document retention obligation. Moreover, the newly formed French regulatory authority, L’Autorité des Marchés Financiers (“AMF”), is required to publish an annual report on the role of rating agencies; their business ethics, the transparency of their methods, and the impact of their activity on issuers and the financial markets. Moody’s submits responses to questions posed by the AMF in accordance with this mandate. The AMF released its first report on the rating agency industry in January 2005. It concluded that while there was no evidence of wrong-doing or inappropriate behavior in the industry, and that some sort of regulatory framework at the European level may be suitable. For that, the AMF deferred to the CESR process.

2) Italy
      In April 2005, the Italian Parliament passed the EU Law 2004, which is Italy’s implementing legislation for the EU Market Abuse Directive. The legislation makes the Market Abuse Directive applicable to rating agencies in the Italian market. It requires: (1) the Italian securities regulator, Commissione Nazionale per la Società e la Borsa (“CONSOB”), to recognize and register rating agencies in the Italian market; (2) recognized rating agencies to adopt and implement the IOSCO Code; and (3) issuers of bonds in the Italian market to obtain ratings from recognized rating agencies. The legislation requires that CONSOB provide the appropriate regulatory framework. However, the Italian Senate attached a resolution to the legislation (Ordine del Giorno) recommending that the Italian Government:

•	adopt a contrary position and interpret the legislation to acknowledge the special and different treatment of rating agencies within Italian regulations for disclosure obligations that will be implemented by CONSOB; and

•	consider the possibility of recognizing the self-regulation and control procedures for rating agencies already developed in Europe.
      In May 2005, the CONSOB published for comment the regulatory framework as required by the implementation statute for the Market Abuse Directive. The CONSOB took note of the Ordine del Giorno, and proposed endorsing and adopting the IOSCO Code of Conduct’s self-regulatory approach vis-à-vis rating agencies. Moody’s comments on CONSOB’s proposal can be found on the Regulatory Affairs page of the Company’s website.
      At present, Moody’s is not able to assess either the likelihood of any regulatory changes that may result in Italy or the nature and effect of any such regulatory changes.
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
Forward-Looking Statements
      Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 25 of this quarterly report on Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail in the Company’s annual report on Form 10-K and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. You should be aware that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      There was no material change in the Company’s exposure to market risk from December 31, 2004 to June 30, 2005. For a discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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
      In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this report.

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
      The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”, commencing at page 36 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.
      Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with the pending legal and tax proceedings, claims and litigation described above will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
MOODY’S PURCHASES OF EQUITY SECURITIES

				Total Number of Shares	Approximate Dollar Value of
				Purchased as Part of	Shares that May yet be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Program	Program(1)

April 1-30	422,112	(2)	$40.3088	422,000	$530,641,473
May 1-31	66,402	(2)	$40.4846	55,600	528,389,694
June 1-30	—		—	—	528,389,694

Total	488,514			477,600

(1)	As of the last day of each of the months. On May 24, 2004, the Company announced that its Board of Directors had authorized an additional $600 million share repurchase program, which includes both special share repurchases and systematic share repurchases to offset shares issued under Moody’s stock-based compensation plans. There is no established expiration date for this authorization.

(2)	Includes the surrender to the Company of 112 shares in April and 10,802 shares in May of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
      Moody’s issued 1.2 million shares of common stock under employee stock compensation plans during the second quarter of 2005. Since becoming a public company in October 2000 and through the second quarter of 2005, Moody’s has repurchased 53.5 million shares at a total cost of $1.1 billion, including 29.7 million shares to offset issuances under employee stock plans.

Item 4.	Submission of Matters to a Vote of Security Holders
      Previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2005.

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

MOODY’S CORPORATION

By:	/s/ LINDA S. HUBER

Linda S. Huber
Executive Vice President and Chief Financial Officer
(principal financial officer)
Date: July 29, 2005

By:	/s/ JOSEPH MCCABE

Joseph McCabe
Vice President and Corporate Controller
(principal accounting officer)
Date: July 29, 2005