Form 10-Q
period 2005-09-30
MOODYS CORP /DE/
filed 2005-11-01
CIK 1059556

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2005

Common Stock, par value $0.01 per share	295.4 million

MOODY’S CORPORATION
INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2005 and 2004	3
	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2005 and December 31, 2004	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-47
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47-48
Item 4.	Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 6.	Exhibits	50
SIGNATURE		51
Exhibits
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Amounts in millions, except per share data)
Revenue	$421.1	$357.9	$1,258.4	$1,046.7
Expenses
Operating, selling, general and administrative	180.4	151.8	535.1	441.2
Depreciation and amortization	8.8	8.3	26.1	25.3

Total expenses	189.2	160.1	561.2	466.5

Operating income	231.9	197.8	697.2	580.2

Interest and other non-operating income (expense), net	2.7	(3.5)	(6.4)	(14.9)

Income before provision for income taxes	234.6	194.3	690.8	565.3
Provision for income taxes	88.0	98.8	280.1	262.8

Net income	$146.6	$95.5	$410.7	$302.5

Earnings per share
Basic	$0.49	$0.32	$1.37	$1.02

Diluted	$0.48	$0.32	$1.34	$1.00

Weighted average shares outstanding
Basic	299.6	295.2	299.3	297.0

Diluted	307.7	301.3	306.8	303.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2005	2004

	(Amounts in millions, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$736.7	$606.1
Short-term investments	81.7	7.3
Accounts receivable, net of allowances of $13.4 in 2005 and $14.6 in 2004	336.8	371.7
Other current assets	42.8	50.8

Total current assets	1,198.0	1,035.9
Property and equipment, net	47.2	45.2
Prepaid pension costs	57.2	59.7
Goodwill	131.6	131.7
Intangible assets, net	65.9	70.7
Other assets	55.2	46.1

Total assets	$1,555.1	$1,389.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$300.0
Accounts payable and accrued liabilities	244.5	283.8
Deferred revenue	261.3	266.7

Total current liabilities	505.8	850.5
Non-current portion of deferred revenue	68.1	54.4
Notes payable	300.0	—
Other liabilities	183.6	166.9

Total liabilities	1,057.5	1,071.8

Contingencies (Note 10)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2005 and December 31, 2004	3.4	3.4
Capital surplus	219.6	142.3
Retained earnings	1,305.6	939.3
Treasury stock, at cost; 47,476,020 and 45,078,230 shares of common stock at September 30, 2005 and December 31, 2004, respectively	(1,029.8)	(777.2)
Accumulated other comprehensive (loss) income	(1.2)	9.7

Total shareholders’ equity	497.6	317.5

Total liabilities and shareholders’ equity	$1,555.1	$1,389.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,

	2005	2004

	(Amounts in millions)
Cash flows from operating activities
Net income	$410.7	$302.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	26.1	25.3
Stock-based compensation expense	42.5	19.1
Tax benefits from exercise of stock options	43.8	36.7
Other	—	(0.3)
Changes in assets and liabilities:
Accounts receivable	32.4	(13.8)
Other current assets	7.6	(8.0)
Prepaid pension costs	2.5	0.4
Other assets	(11.9)	23.9
Accounts payable and accrued liabilities	(34.6)	3.9
Deferred revenue	9.3	28.6
Other liabilities	17.9	(34.5)

Net cash provided by operating activities	546.3	383.8

Cash flows from investing activities
Capital additions	(18.6)	(14.5)
Purchases of marketable securities	(140.7)	(18.4)
Sales and maturities of marketable securities	64.1	12.9
Net cash used in connection with investments in affiliates	(3.9)	(3.5)

Net cash used in investing activities	(99.1)	(23.5)

Cash flows from financing activities
Repayment of notes	(300.0)	—
Issuance of notes	300.0	—
Proceeds from stock plans	66.5	76.8
Cost of treasury shares repurchased	(328.2)	(221.3)
Payment of dividends	(44.4)	(33.4)
Payments under capital lease obligations	(0.9)	(0.9)
Debt issuance costs and related fees	(2.0)	—

Net cash used in financing activities	(309.0)	(178.8)
Effect of exchange rate changes on cash and cash equivalents	(7.6)	0.4

Increase in cash and cash equivalents	130.6	181.9
Cash and cash equivalents, beginning of the period	606.1	269.1

Cash and cash equivalents, end of the period	$736.7	$451.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
      Moody’s Corporation (“Moody’s” or the “Company”) is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and (ii) quantitative credit risk assessment services, credit training services and credit processing software to banks and other financial institutions. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV. Moody’s Investors Service publishes rating opinions on a broad range of credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs, as well as rating opinions on issuers of credit obligations. It also publishes investor-oriented credit research, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks. The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks and investors in credit-sensitive assets.
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
      These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2005. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Included in accounts payable and accrued liabilities are prepaid fees received in advance of the issuance or monitoring of a rating. Such amounts were $8.6 million and $13.3 million at September 30, 2005 and December 31, 2004, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2.	STOCK-BASED COMPENSATION
      On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123. Therefore, employee stock awards granted on and after January 1, 2003 are being expensed by the Company over the vesting period (or sooner if employees are at or near retirement eligibility) based on the estimated fair value of the award on the date of grant. In addition, the Company records expense for the employee stock purchase plan based on the discount from the market price received by the participants.
      The condensed consolidated statements of operations include pre-tax compensation expense of $13.3 million and $42.5 million for the three and nine month periods ended September 30, 2005, respectively; and $6.7 million and $19.1 million for the three and nine month periods ended September 30, 2004, respectively, related to grants of stock compensation awards, as well as stock issued under the employee stock purchase plan since January 1, 2003. The 2005 amount includes approximately $9.1 million recorded in the first quarter of 2005 relating to the accelerated expensing of equity grants for employees who are at or near retirement eligibility as defined in the related Company stock plans. The 2005 and 2004 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below. The pro forma amounts for the nine months ended September 30, 2005 include the effect of the $9.1 million pre-tax charge discussed above.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except		(In millions, except
	per share data)		per share data)
Net income:
As reported	$146.6	$95.5	$410.7	$302.5
Add: Stock-based compensation expense included in reported net income, net of tax	8.1	4.0	25.8	11.5
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(9.2)	(7.3)	(29.8)	(21.2)

Pro forma net income	$145.5	$92.2	$406.7	$292.8

Basic earnings per share:
As reported	$0.49	$0.32	$1.37	$1.02
Pro forma	$0.49	$0.31	$1.36	$0.99
Diluted earnings per share:
As reported	$0.48	$0.32	$1.34	$1.00
Pro forma	$0.47	$0.31	$1.32	$0.98
      The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during the three and nine months ended September 30, 2005 and 2004.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Expected dividend yield	0.49%	0.46%	0.53%	0.46%
Expected stock volatility	23%	30%	23%	30%
Risk-free interest rate	3.89%	3.74%	4.06%	3.23%
Expected holding period	6 yrs	5 yrs	6 yrs	5 yrs
      The estimated weighted average fair value per option of Moody’s options granted during the nine months ended September 30, 2005 and 2004 was $12.51 and $9.99, respectively. The estimated weighted average fair value per option of Moody’s options granted during the three months ended September 30, 2005 and 2004 was $13.34 and $10.46, respectively.
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
      Beginning with stock option exercises in 2003, Moody’s has changed its tax deductions to conform to an IRS ruling, which clarified that the employer should take the tax deduction for option exercises rather than the issuer. The 2000 Distribution Agreement entitles Moody’s to reimbursement from New D&B for the resulting loss of the issuer-based tax deductions. Accordingly, Moody’s has reflected a receivable from New D&B within other current assets on the condensed consolidated balance sheets in the amount of $20.2 million and $23.3 million at September 30, 2005 and December 31, 2004, respectively. This accounting had no impact on the results of operations.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. In April 2005, the Securities and Exchange Commission (“SEC”) allowed public companies to delay the implementation of SFAS No. 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. Because the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003, it does not believe that the impact of adoption of SFAS No. 123R will be material to its condensed consolidated results of operations or financial position. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense, in part because the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
operating cash flows and increase net financing cash flows in periods after adoption. Total change in cash and cash equivalents will remain the same.

3.	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
      Below is a reconciliation of basic shares outstanding to diluted shares outstanding (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic	299.6	295.2	299.3	297.0
Dilutive effect of shares issuable under stock-based compensation plans	8.1	6.1	7.5	6.1

Diluted	307.7	301.3	306.8	303.1

      There were no antidilutive options outstanding for the three months ended September 30, 2005. Options to purchase 0.2 million common shares for the nine month period ended September 30, 2005, and approximately 0.02 million and 2.0 million common shares, respectively, for the three and nine month periods ended September 30, 2004 were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

4.	SHORT-TERM INVESTMENTS
      Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and primarily represent auction rate certificates. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to 38 years and one month to eight months as of September 30, 2005 and December 31, 2004, respectively. Unrealized holding gains and losses on available-for-sale securities are included in accumulated other comprehensive income, net of applicable income taxes in the consolidated financial statements. During the three and nine months ended September 30, 2005 and 2004 there were no realized gains or losses from sales of available-for-sale securities. As of September 30, 2005 and December 31, 2004 there were no unrealized gains or losses from available-for-sale securities.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
      Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), as amended and interpreted, which requires that all derivative financial instruments be recorded on the balance sheet at their respective fair values. Changes in the derivative’s fair value are recognized currently in earnings unless they are designated as cash flow hedges for which changes in fair value are recorded as other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to earnings in the same period or periods during which the hedged transaction affects income.
      On August 23, 2005, the Company entered into forward starting interest rate swap agreements (“Swaps”) with a notional amount of $300 million. These cash flow hedges effectively mitigated the interest rate risk from August 23, 2005 to September 22, 2005, the pricing date for the newly issued fixed rate ten-year $300 million Senior Unsecured Notes due 2015 (see Note 9). On September 22, 2005, the Company terminated all the Swaps resulting in a payment of $1.3 million. Under hedge accounting this amount was deferred in other comprehensive (loss) income and will be amortized as an adjustment to interest expense

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
over the ten-year life of the Senior Unsecured Notes. At September 30, 2005, the Company had no outstanding derivative instruments.

6.	ACQUISITIONS
      In December 2001, the Company increased its investment in Korea Investors Service (“KIS”) to just over 50%, at a cost of $9.6 million with a contingent payment based on KIS net income for the three-year period ended December 31, 2004. The $3.9 million contingent payment, which was reflected in goodwill and accrued liabilities as of December 31, 2004, was paid in the second quarter of 2005 and is reflected in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
      The following table summarizes the activity in goodwill for the periods indicated (in millions):

	Nine Months Ended			Year Ended
	September 30, 2005			December 31, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Beginning balance	$7.6	$124.1	$131.7	$2.3	$124.1	$126.4
Additions	—	—	—	4.9	—	4.9
Other	(0.1)	—	(0.1)	0.4	—	0.4

Ending balance	$7.5	$124.1	$131.6	$7.6	$124.1	$131.7

      The following table summarizes intangible assets at the dates indicated (in millions):

	September 30,	December 31,
	2005	2004

Customer lists (11.3 year original weighted average life)	$58.0	$58.0
Accumulated amortization	(19.9)	(15.9)

Net customer lists	38.1	42.1

Other amortizable intangible assets (5.6 year original weighted average life)	8.2	8.2
Accumulated amortization	(5.9)	(5.1)

Net other amortizable intangible assets	2.3	3.1

Total amortizable intangible assets	40.4	45.2
Indefinite-lived intangible assets (MKMV trade secrets)	25.5	25.5

Total intangible assets	$65.9	$70.7

      Amortization expense for the nine month periods ended September 30, 2005 and 2004 was $4.8 million and $5.2 million, respectively. The Company is currently evaluating the indefinite life classification of the MKMV trade secrets.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Estimated future amortization expense for intangible assets subject to amortization is as follows (in millions):

Year Ending December 31,

2005 (after September 30)	$1.7
2006	6.2
2007	5.5
2008	4.5
2009	4.2
Thereafter	18.3

8.	PENSION AND OTHER POST-RETIREMENT BENEFITS
      Moody’s maintains both funded and unfunded noncontributory defined benefit pension plans in which substantially all U.S. employees of the Company are eligible to participate. The plans provide defined benefits using a cash balance formula based on years of service and career average salary.
      The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. The accounting for the healthcare plans currently anticipates future cost-sharing changes to the written plans that are consistent with the Company’s expressed intent to fix its share of costs and require retirees to pay for all future increases in plan costs in excess of the amount of the per person company contribution in the year 2005. The Company increased its future share of the costs subsequent to September 30, 2005, the effects of which will not be material to the results of operations.
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
      In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a reduction of approximately $0.8 million to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations had no significant effects on the Company’s net periodic post-retirement expense for the nine months ended September 30, 2005.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Following are the components of net periodic expense related to the Post-Retirement Plans for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Pension Plans		Other Post-Retirement Plans

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Components of net periodic expense
Service cost	$2.6	$2.0	$0.1	$0.1
Interest cost	1.5	1.2	0.1	0.1
Expected return on plan assets	(2.0)	(2.0)	—	—
Amortization of net actuarial loss from earlier periods	0.7	0.4	—	—
Amortization of unrecognized prior service costs	0.1	0.1	—	0.1
Settlement loss	2.7	—	—	—

Net periodic expense	$5.6	$1.7	$0.2	$0.3

	Pension Plans		Other Post-Retirement Plans

	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Components of net periodic expense
Service cost	$7.5	$6.1	$0.4	$0.4
Interest cost	4.7	3.8	0.3	0.3
Expected return on plan assets	(6.1)	(6.0)	—	—
Amortization of net actuarial loss from earlier periods	2.0	1.1	—	—
Amortization of unrecognized prior service costs	0.3	0.2	—	0.1
Settlement loss	2.7	—	—	—

Net periodic expense	$11.1	$5.2	$0.7	$0.8

      The Company contributed $5.3 million to its unfunded pension plans during the nine month period ended September 30, 2005 primarily related to a lump sum payment of pension benefits and made no significant contributions to its pension plans during the nine month period ended September 30, 2004. The Company also contributed $0.2 million to its other post-retirement plans during both the nine month periods ended September 30, 2005 and 2004. The Company presently anticipates contributing $1.4 million to its unfunded pension plans and $0.1 million to its other post-retirement plans during the remainder of 2005. The settlement loss for the three and nine month periods ended September 30, 2005 relates to the payment of an unfunded pension obligation associated with the lump sum election of pension benefits.

9.	INDEBTEDNESS
      On September 30, 2005, the Company entered into a Note Purchase Agreement and issued and sold through a private placement transaction, $300 million aggregate principal amount of its Series 2005-1 Senior

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Unsecured Notes (“Notes”). The Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Notes were used to refinance $300 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes (“Senior Notes”) which matured on September 30, 2005. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest paid under the Notes and Senior Notes was $5.7 million for each of the three month periods ended September 30, 2005 and 2004 and $17.1 million for each of the nine month periods ended September 30, 2005 and 2004.
      On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At September 30, 2005, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at September 30, 2005. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. No interest was paid under the facilities for the three and nine month periods ended September 30, 2005 and 2004 as no borrowings were outstanding during those periods.
      The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At September 30, 2005, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.
      Moody’s total interest expense was $5.7 million and $5.8 million for the three months ended September 30, 2005 and 2004, respectively; and $17.2 million and $17.3 million for the nine months ended September 30, 2005 and 2004, respectively. Total interest income on cash and cash equivalents was $8.6 million and $1.6 million for the three months ended September 30, 2005 and 2004, respectively; and $19.3 million and $3.8 million for the nine months ended September 30, 2005 and 2004, respectively.

10.	CONTINGENCIES
      From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded reserves in the condensed consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.
      As a result of a recently completed tax audit by Japanese taxing authorities, operating, selling, general and administrative expenses for the nine months ended September 30, 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005.
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

Information Resources, Inc.
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties. Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. On February 2, 2005, the

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Court entered IRI’s notice of appeal to the Court of Appeals for the Second Circuit. Oral argument on the appeal before the Court of Appeals for the Second Circuit occurred on October 18, 2005.
      In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation (now known as R.H. Donnelley), A.C. Nielsen Company (a subsidiary of ACNielsen) and I.M.S. International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of the company then known as The Dun & Bradstreet Corporation.
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
      On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s “Fixed Operations’ costs”. On December 17, 2004, IRI issued a press release, which said in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial”. IRI asked the Court to enter a final judgment against it, so that it could take an immediate appeal to the Court of Appeals for the Second Circuit. Defendants did not object to this request. On February 1, 2005 the Court entered a final judgment dismissing IRI’s claims with prejudice and on February 2, 2005, the Court entered IRI’s notice of appeal to the Court of Appeals for the Second Circuit. Oral argument on the appeal before the Court of Appeals for the Second Circuit occurred on October 18, 2005.
      In connection with the 1996 Distribution, NMR (then known as Cognizant Corporation), ACNielsen and R.H. Donnelley Corporation (“Donnelley”) (then known as The Dun & Bradstreet Corporation) entered

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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
      In 2001, ACNielsen was acquired by VNU N.V., which assumed ACNielsen’s obligations under the Original Indemnity and Joint Defense Agreement.
      Under the terms of the 1998 Distribution, Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities. Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution, including for any liabilities arising under the Original Indemnity and Joint Defense Agreement and arising from the IRI action itself. However, as between New D&B and Moody’s, it was agreed that under the 2000 Distribution, each of New D&B and Moody’s will be responsible for 50% of any payments required to be made to or on behalf of Donnelley with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.
      On July 30, 2004, the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health Incorporated (successor to I.M.S. International) (“IMS Health”) entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended Indemnity and Joint Defense Agreement”).
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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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
      In June 2004, New D&B and the IRS conducted a mediation of these issues, at which they reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report, and certain tax refund claims made by Old D&B related to 1995 and 1996 (the “Preliminary Settlement”). The Preliminary Settlement was subject to the execution of a formal settlement agreement. In addition, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS for 1993 and 1994 and has filed a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund claims; or (2) challenge the IRS claim in U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of receivables related to these tax refund claims could be up to $9 million.
      As of June 30, 2004, Moody’s had adjusted its reserves for the Royalty Expense Deductions matter to $42 million to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. In accordance with the 1996 Distribution Agreement, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement. However, New D&B was unable to obtain consent from IMS Health and NMR and accordingly, New D&B and the IRS were unable to agree on the terms of a formal settlement agreement by the November 1, 2004 deadline imposed by the IRS. As a result, the IRS withdrew the Preliminary Settlement and Moody’s had increased its reserves for this matter by approximately $18 million in the third quarter of 2004 to reflect its updated estimates of probable exposure.
      As a result of continuing its dialogue with the IRS to settle the Royalty Report and the Reallocation Report matters, New D&B agreed to a basis for settlement on essentially the same terms as reached in the 2004 mediation. New D&B, Moody’s, IMS Health and NMR executed a closing agreement with the IRS reflecting these terms in the third quarter of 2005 and accordingly, the Company reduced its reserve for this matter by $11.5 million.
      After executing the closing agreement, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the tax liability set forth in the agreement. As a result, New D&B and Moody’s each increased its share of the assessment by $7.3 million to $35.5 million and Moody’s paid approximately $34 million of this amount in October of 2005. New D&B anticipates commencing arbitration proceedings against IMS Health and NMR to collect the incremental amounts New D&B and Moody’s were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions which New D&B and IMS Health may take, the Company believes it is likely that New D&B should prevail, but Moody’s cannot predict with certainty the outcome.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of the closing agreement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits).
      Moody’s estimates that its remaining share of the potential liability for the Royalty Expense Deductions matter could be up to $15 million after payment pursuant to the closing agreement which takes into consideration: (1) state income tax liability connected with the terms of the federal closing agreement and (2) the potential write-off of receivables (for which the Company’s exposure could be up to $9 million as discussed above).

Amortization Expense Deductions
      In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and has resulted in amortization expense deductions on the tax returns of Old D&B since 1997. These deductions could continue through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports as noted below, in which case New D&B would also have the aforementioned three courses of action.
      Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $99 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.
      In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the first paragraph of this “Amortization Expense Deductions” section. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS for the potential disallowance of royalty expense deductions could be up to $133 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.
      On May 6, 2005 New D&B received a Notice of Proposed Adjustment (“Notice”) from the IRS for the 1999-2002 tax years which (1) disallows amortization expense deductions allocated from the partnership to Old D&B on its 1999 and 2000 tax returns and to New D&B on its 2000, 2001 and 2002 tax returns and (2) disallows certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns. On August 4, 2005 New D&B received an Examination Report from the IRS disallowing certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns consistent with the Notice and in addition assessing a twenty percent penalty. Currently, the Company does not expect that the Notice or the Examination Report will have a material impact on the legacy tax reserves and the potential future outlays related to legacy tax matters that are discussed below in “Summary of Moody’s Exposure to Three Legacy Tax Matters”.
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
      In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter and in December 2004 executed a formal settlement agreement. New D&B received two assessments on this matter during the first quarter of 2005, and is awaiting receipt of the third and final assessment. Moody’s paid its allocated share of the first two assessments consisting of cash payments of $12.8 million ($8.1 million net of expected tax benefits) and the utilization of a tax receivable of approximately $9 million. Moody’s remaining liability at September 30, 2005 was approximately $0.3 million. The amounts paid by Moody’s included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its reserves by $2.7 million due to this disagreement.

Summary of Moody’s Exposure to Three Legacy Tax Matters
      The Company considers from time to time the range and probability of potential outcomes related to the three legacy tax matters discussed above and establishes reserves that it believes are appropriate in light of the

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
relevant facts and circumstances. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis.
      For the nine months ended September 30, 2005, the Company recorded an $8.8 million net reversal of reserves of which $2.7 million related to an increase for the Utilization of Capital Losses matter and $11.5 million related to the reversal for the Royalty Expense Deduction described above. For the first nine months of 2005, the Company has recorded $4.5 million of interest expense related to its legacy tax reserves. At September 30, 2005, Moody’s total net legacy tax reserves were $123 million (consisting of $132 million of tax liabilities, partially offset by the expected utilization of $9 million of tax receivables). The $123 million of expected cash payments consists of $35 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $88 million of non-current liabilities.
      It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $276 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.

11.	COMPREHENSIVE INCOME
      Total comprehensive income was as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)		(In millions)
Net income	$146.6	$95.5	$410.7	$302.5
Other comprehensive (loss) income — foreign currency translation adjustment	(1.5)	0.2	(9.0)	(0.6)
Other comprehensive loss — derivative instruments	(1.3)	—	(1.3)	—
Other comprehensive loss — additional minimum pension liability	(0.6)	(0.1)	(0.6)	(0.4)

Total comprehensive income	$143.2	$95.6	$399.8	$301.5

12.	SEGMENT INFORMATION
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

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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
      Moody’s KMV develops and distributes quantitative credit risk assessment products and services for banks and investors in credit-sensitive assets and credit processing software. Assets used solely by Moody’s KMV are separately disclosed within that segment. All other Company assets, including corporate assets, are reported as part of Moody’s Investors Service. Revenue by geographic area is generally based on the location of the customer. Inter-segment sales are insignificant and no single customer accounted for 10% or more of total revenue.
      Below are financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue information by geographic area, each for the three and nine month periods ended September 30, 2005 and 2004, and total assets by segment as of September 30, 2005 and December 31, 2004 (in millions). Certain prior year amounts have been reclassified to conform to the current presentation.
Financial Information by Segment

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$385.8	$35.3	$421.1	$328.8	$29.1	$357.9
Operating, selling, general and administrative expenses	153.5	26.9	180.4	128.0	23.8	151.8
Depreciation and amortization	4.5	4.3	8.8	4.1	4.2	8.3

Operating income	227.8	4.1	231.9	196.7	1.1	197.8

Interest and other non-operating income (expense), net			2.7			(3.5)

Income before provision for income taxes			234.6			194.3
Provision for income taxes			88.0			98.8

Net income			$146.6			$95.5

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Revenue	$1,161.2	$97.2	$1,258.4	$958.5	$88.2	$1,046.7
Operating, selling, general and administrative expenses	457.7	77.4	535.1	369.9	71.3	441.2
Depreciation and amortization	13.5	12.6	26.1	12.8	12.5	25.3

Operating income	690.0	7.2	697.2	575.8	4.4	580.2

Interest and other non-operating expense, net			(6.4)			(14.9)

Income before provision for income taxes			690.8			565.3
Provision for income taxes			280.1			262.8

Net income			$410.7			$302.5

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Ratings revenue:
Structured finance	$174.4	$145.4	$505.3	$396.4
Corporate finance	77.3	69.4	236.7	217.9
Financial institutions and sovereign risk	58.4	50.1	189.7	154.4
Public finance	21.9	20.2	71.3	62.2

Total ratings revenue	332.0	285.1	1,003.0	830.9
Research revenue	53.8	43.7	158.2	127.6

Total Moody’s Investors Service	$385.8	$328.8	$1,161.2	$958.5

Consolidated Revenue Information by Geographic Area

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

United States	$267.0	$228.0	$790.9	$670.9
International	154.1	129.9	467.5	375.8

Total	$421.1	$357.9	$1,258.4	$1,046.7

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Total Assets by Segment

	September 30, 2005			December 31, 2004

	Moody’s			Moody’s
	Investors	Moody’s		Investors	Moody’s
	Service	KMV	Consolidated	Service	KMV	Consolidated

Total assets by segment	$1,313.3	$241.8	$1,555.1	$1,123.5	$265.8	$1,389.3

13.	RECENTLY ISSUED ACCOUNTING STANDARDS
      As discussed in Note 8, in May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. Moody’s has incorporated the effects of the Act into the measurement of plan assets and obligations as of December 31, 2004. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a $0.8 million reduction to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations had no significant effects on the Company’s net periodic post- retirement expense for the nine months ended September 30, 2005.
      In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides for a special one-time tax deduction relating to a portion of certain foreign earnings that are repatriated in 2004 or 2005. Subsequent to September 30, 2005, the appropriate approvals were obtained to repatriate up to $65 million under the Jobs Act resulting in a reduction of tax expense in 2005 of up to $4 million.
      As discussed in Note 2, in December 2004, the FASB issued SFAS No. 123R. Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between this statement and certain SEC rules. In April 2005, the SEC allowed public companies to delay the implementation of SFAS No. 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. Because the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003, it does not believe that the impact of adoption of SFAS No. 123R will be material to its condensed consolidated results of operations or financial position. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense, in part because the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total change in cash and cash equivalents will remain the same.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations and financial position.

14.	SUBSEQUENT EVENT
      On October 25, 2005, the Board of Directors of the Company: (1) approved a quarterly dividend of $0.055 per share of Moody’s common stock, payable on December 10, 2005 to shareholders of record at the close of business on November 20, 2005, and (2) approved a $1 billion share repurchase program to begin when the Company’s existing $600 million share repurchase program is completed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” on page 47 for a discussion of uncertainties, risks and other factors associated with these statements.
The Company
      Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and (ii) quantitative credit risk assessment products and services, credit training services and credit processing software to banks and other financial institutions. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV (“MKMV”).
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
      The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services for banks and investors in credit-sensitive assets and credit processing software.
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
      The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services for banks and investors in credit-sensitive assets and credit processing software.
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
Results of Operations

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004

Total Company Results
      Moody’s revenue for the third quarter of 2005 was $421.1 million, an increase of $63.2 million or 17.7% from $357.9 million for the third quarter of 2004. Moody’s achieved strong revenue growth in several business sectors, including global structured finance and research along with corporate finance, MKMV and international financial institutions.
      Revenue in the United States was $267.0 million for the third quarter of 2005, an increase of $39.0 million or 17.1% from $228.0 million in 2004. Approximately 76% of the U.S growth was driven by structured finance and research, reflecting strong issuance across all structured asset classes and continued demand for core research products. U.S. corporate finance, financial institutions and public finance contributed to year-to-year growth as well.
      Moody’s international revenue was $154.1 million in the third quarter, an increase of $24.2 million or 18.6% over $129.9 million in the third quarter of 2004. International ratings revenue grew $13.4 million versus the prior year, with approximately 50% of the growth related to Europe. All international lines of business grew at double-digit rates due to increased demand for Moody’s credit rating services as well as research and analytic products. Foreign currency translation accounted for approximately $2 million of reported international revenue growth.
      Operating, selling, general and administrative expenses were $180.4 million in the third quarter of 2005, an increase of $28.6 million or 18.8% from $151.8 million in the third quarter of 2004. The largest contributor to this increase was growth in compensation and benefits expense of $21 million, reflecting compensation increases, increased staffing, higher stock-based compensation expense and $2.7 million for the settlement of certain pension obligations. Moody’s global staffing of about 2,700 employees at September 30, 2005 was approximately 8% higher than in the quarter ended September 30, 2004, and reflected hiring primarily in the U.S. and European ratings businesses to support business growth, and additional staff in the Company’s finance and technology support functions. Stock-based compensation expense increased $6.6 million quarter over quarter. As more fully discussed in Note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003. The quarter over quarter increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2005 equity grants. Outside service fees increased by approximately $3 million of which approximately $2 million relates to information technology investment spending and about $1 million due to legal matters. In addition, foreign currency translation accounted for approximately $1 million of the year-to-year expense growth.

      Third quarter operating income of $231.9 million rose $34.1 million or 17.2% from $197.8 million in the same period of 2004. Foreign currency translation contributed approximately $1 million to operating income growth. Moody’s operating margin for the third quarter of 2005 was 55.1% compared to 55.3% a year earlier.
      Moody’s reported $2.7 million of interest and other non-operating income (expense), net for the third quarter of 2005 compared with ($3.5) million for the same period of 2004. Interest expense was $5.7 million and $5.8 million for the three months ended September 30, 2005 and 2004, respectively, and was principally related to Moody’s $300 million of Senior Notes. Interest income was $8.6 million in the third quarter of 2005 compared to $1.6 million in the third quarter of 2004. The increase was due to a higher average investment balance as well as an increase in the weighted average yield. Foreign exchange gains were $0.4 million and $1.2 million in the third quarter of 2005 and 2004, respectively.
      Moody’s effective tax rate was 37.5% in the third quarter of 2005 compared to 50.8% in the third quarter of 2004. The tax rates reflect an $11.5 million reduction in legacy tax reserves and $18.4 million of legacy income tax provisions in the third quarters of 2005 and 2004, respectively.
Segment Results

Moody’s Investors Service
      Revenue at Moody’s Investors Service for the third quarter of 2005 was $385.8 million, up $57.0 million or 17.3% from $328.8 million in the third quarter of 2004. Ratings revenue accounted for $46.9 million of growth with approximately 90% of that growth coming from global structured finance and corporate finance along with international financial institutions. Good growth was achieved across all ratings sectors and geographies as well as research. Foreign currency translation accounted for approximately $2 million of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.
      Structured finance revenue was $174.4 million for the third quarter of 2005, an increase of $29.0 million or 19.9% from $145.4 million in the same period of 2004. Approximately $25 million of the increase was in the U.S. with the residential mortgage, commercial mortgage and collateralized debt sectors contributing approximately 80% to this amount. Continued strength in the housing market and consecutive years of robust price appreciation supported strong volumes in home equity lending. The trend of the disintermediation of banks and increased use of securitization has resulted in an ample supply of collateralized loan obligations and cash flow resecuritizations that have driven growth in collateralized debt obligations, even as credit spreads have tightened. International structured finance revenue grew approximately $4 million year-to-year, with issuance related revenue growth in the commercial and residential mortgage backed sectors accounting for approximately 90% of the increase.
      Revenue in the corporate finance group was $77.3 million for the third quarter of 2005, up $7.9 million or 11.4% from $69.4 million in the third quarter of 2004. Revenue in the U.S. increased approximately 10% due to issuance-related revenue growth in investment grade and high-yield bonds, offsetting modest weakness in non-issuance related revenue. International corporate finance revenue increased approximately $4 million or 15%, due to new ratings relationships in Europe and increased corporate bond issuance in Asia. Price increases also contributed to year-to-year growth in global corporate finance revenue.
      Financial institutions and sovereign risk revenue was $58.4 million for the third quarter of 2005, an increase of $8.3 million or 16.6% from $50.1 million in the third quarter of 2004. In the U.S., revenue grew approximately $3 million, principally reflecting growth in non-issuance related revenues. Internationally, revenue grew approximately $5 million compared to the prior year period, primarily due to increased rated issuance in the banking and insurance sectors, coupled with new ratings relationships in Europe. Price increases also contributed to year-to-year growth in global financial institutions revenue.
      Public finance revenue was $21.9 million for the third quarter of 2005, an increase of $1.7 million or 8.4% from $20.2 million for the same period in 2004. Dollar issuance in the municipal bond market increased approximately 24% versus the same period in 2004, as issuers accelerated borrowings in anticipation of higher interest rates later in the year. Issuance growth outpaced revenue growth primarily because of a lower revenue yield on overall market issuance due to capping of fees on a few large transactions which also resulted in a record average deal size. Refinancings represented 43% of total dollar issuance in the third quarter of 2005, versus 38% in the same period of 2004.
      Research revenue of $53.8 million for the third quarter of 2005 was $10.1 million or 23.1% higher than the $43.7 million reported in the third quarter of 2004. Revenue grew by approximately $5 million both in the U.S. and internationally with Europe accounting for around 75% of international growth. Research and analytics services accounted for approximately $7 million of global revenue growth primarily from credit research on corporate and financial institutions and structured finance related business. Licensing of Moody’s data to customers for internal and external use accounted for about $3 million of revenue growth. Foreign currency translation and price increases also contributed to year-to-year growth in reported revenue.
      Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $153.5 million for the third quarter of 2005, an increase of $25.5 million or 19.9% from $128.0 million in the third quarter of 2004. Compensation and benefits expense accounted for $20 million of the expense growth. This increase included $6.0 million related to stock-based compensation, as discussed above, and $2.7 million for the settlement of certain pension obligations. The growth also reflected compensation increases, staffing growth primarily in the U.S. and European ratings businesses to support business growth and additional staff in finance and technology support functions. Outside service fees increased by approximately $3 million of which approximately $2 million relates to information technology investment spending and about $1 million due to legal matters. Foreign currency translation contributed approximately $1 million to year-to-year growth in reported expenses.
      Moody’s Investors Service operating income of $227.8 million for the third quarter of 2005 was up $31.1 million or 15.8% from $196.7 million in the third quarter of 2004. Foreign currency translation contributed approximately $1 million to the year-to-year growth in operating income.

Moody’s KMV
      Moody’s KMV revenue of $35.3 million for the third quarter of 2005 increased $6.2 million or 21.3% from $29.1 million for the same period in 2004. Revenue from risk product subscriptions grew modestly over the prior year, constrained in part by mergers and consolidations in the banking sector. The remaining increase in revenue was attributable to strong growth in professional services, credit decision processing software maintenance, and licensing fees from credit decision processing software, including revenue recognized from the completion of prior contractual commitments.
      MKMV’s operating, selling, general and administrative expenses were $26.9 million for the third quarter of 2005, an increase of $3.1 million or 13.0% from $23.8 million in the third quarter of 2004. This increase included $0.6 million related to stock-based compensation, as discussed above. Depreciation and amortization expense was $4.3 million and $4.2 million for the third quarter of 2005 and 2004, respectively. MKMV operating income was $4.1 million for the third quarter of 2005 compared with $1.1 million in the third quarter of 2004. Currency translation did not have a significant year-to-year impact on MKMV results.

Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004

Total Company Results
      Moody’s revenue for the nine months ended September 30, 2005 was $1,258.4 million, an increase of $211.7 million or 20.2% from $1,046.7 million for the same period of 2004. Moody’s achieved strong revenue growth in several business sectors, including global structured finance, financial institutions, research, international corporate finance, public finance and MKMV.
      Revenue in the United States was $790.9 million for the nine months of 2005, an increase of $120.0 million or 17.9% from $670.9 million in 2004. Approximately 85% of the U.S. growth was driven by structured finance and research, reflecting strong issuance across all structured asset classes and continued demand for core research products. U.S. public finance, financial institutions and corporate finance contributed to year-to-year growth as well.

      Moody’s international revenue was $467.5 million in the first nine months, an increase of $91.7 million or 24.4% over $375.8 million in the first nine months of 2004. International ratings revenue grew approximately $66 million versus the prior year, with approximately 78% of the growth related to Europe where increased issuance and new ratings relationships contributed to $26 million of growth in financial institutions revenue. European structured finance, research and corporate finance contributed to growth as well. Foreign currency translation accounted for approximately $13 million of reported international revenue growth.
      Operating, selling, general and administrative expenses were $535.1 million for the first nine months of 2005, an increase of $93.9 million or 21.3% from $441.2 million in the first nine months of 2004. The largest contributor to this increase was growth in compensation and benefits expense of $70 million, reflecting compensation increases, increased staffing, higher stock-based compensation expense and $2.7 million for the settlement of certain pension obligations. Moody’s global staffing of about 2,700 employees at September 30, 2005 was approximately 8% higher than in the nine months ended September 30, 2004, and reflected hiring in the U.S. and European ratings businesses to support business growth, and additional staff in finance and technology support functions. Stock-based compensation expense increased $23.4 million year-to-year. As more fully discussed in Note 2 to the condensed consolidated financial statements, the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made, the effects of a higher share price on the value of the 2005 equity grants versus 2004, and approximately $9.1 million recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. As a result of a tax audit by Japanese taxing authorities that was completed in the second quarter of 2005, expenses for the first nine months included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. Outside service fees increased by approximately $5 million of which approximately $4 million relates to information technology investment spending. In addition, foreign currency translation accounted for approximately $4 million of the year-to-year expense growth.
      The first nine months operating income of $697.2 million rose $117.0 million or 20.2% from $580.2 million in the same period of 2004. Foreign currency translation contributed approximately $9 million to operating income growth. Moody’s operating margin for the first nine months of 2005 was 55.4% and remained unchanged from the prior year period.
      Moody’s reported $6.4 million of interest and other non-operating expense, net for the first nine months of 2005 compared with $14.9 million for the same period of 2004. Interest expense was $17.2 million and $17.3 million for the nine months ended September 30, 2005 and 2004, respectively, and was principally related to Moody’s $300 million of Senior Notes. Interest income was $19.3 million in 2005 compared to $3.8 million in 2004. The increase was due to a higher average investment balance as well as an increase in the weighted average yield. Foreign exchange losses were $7.1 million and $0.3 million for the first nine months of 2005 and 2004, respectively.
      Moody’s effective tax rate was 40.5% for the first nine months of 2005 compared to 46.5% in the same period of 2004. The tax rates reflect $8.8 million of net reductions in legacy tax reserves and $28.4 million of legacy income tax provisions in the first nine months of 2005 and 2004.
Segment Results

Moody’s Investors Service
      Revenue at Moody’s Investors Service for the first nine months of 2005 was $1,161.2 million, up $202.7 million or 21.1% from $958.5 million in the first nine months of 2004. Ratings revenue accounted for $172.1 million of growth with approximately 80% of that growth coming from global structured finance and European financial institutions. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation accounted for approximately $13 million of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

      Structured finance revenue was $505.3 million for the first nine months of 2005, an increase of $108.9 million or 27.5% from $396.4 million in the same period of 2004. Approximately $87 million of the increase was in the U.S. with the residential mortgage, commercial mortgage and collateralized debt sectors contributing approximately 90% to this amount. Low adjustable-rate mortgages, rising home prices and continued strength in the housing market were key drivers in the residential mortgage sector. A strong supply of corporate loans and structured finance securities available for re-securitization drove collateralized debt obligation issuance higher. Global commercial mortgage-backed securities revenue was $82 million, 43% more than prior year, as record issuance drove revenue growth during the quarter. International structured finance revenue grew approximately $22 million year-to-year, with Europe contributing $16 million. Foreign currency translation also contributed $4 million to growth in international structured finance revenue.
      Corporate finance revenue was $236.7 million for the first nine months of 2005, up $18.8 million or 8.6% from $217.9 million in the first nine months of 2004. Revenue increased modestly in the U.S. as issuance related growth in bank loan ratings revenue was largely offset by a 19% decline in high yield revenue. High yield bond issuance has declined approximately 27%, primarily due to weakness in the first half of the year, as issuers shifted to the leveraged loan markets for financing needs. Conversely, investment grade corporate debt issuance increased 12% compared to the first nine months of 2004 as numerous large transactions came to market in the transportation, energy and technology sectors. International corporate finance revenue increased approximately $15 million or approximately 22% due to new ratings relationships in Europe and increased corporate bond issuance in other international regions. Price increases also contributed to year-to-year growth in global corporate finance revenue.
      Revenue in the financial institutions and sovereign risk group was $189.7 million for the first nine months of 2005, an increase of $35.3 million or 22.9% from $154.4 million in the first nine months of 2004. In the U.S., revenue grew approximately $7 million, principally due to strength in insurance and real estate sectors. Internationally, revenue grew approximately $28 million compared to the prior year period, primarily due to increased issuance and new ratings relationships in Europe. European issuance was particularly strong in the banking, insurance and sub-sovereign sectors. Price increases also contributed to year-to-year growth in global financial institutions revenue.
      Public finance revenue was $71.3 million for the first nine months of 2005, an increase of $9.1 million or 14.6% from $62.2 million for the same period in 2004. Dollar issuance in the municipal bond market was approximately $308 billion, or 15% more than the same period in 2004, as issuers continued to take advantage of low longer-term interest rates and the narrow spread between long and short-term rates which has been favorable for advance refinancings. Refinancings represented 47% of total dollar issuance in the first nine months of 2005, versus 37% in the same period of 2004.
      Research revenue of $158.2 million for the first nine months of 2005 was $30.6 million or 24.0% higher than the $127.6 million reported in the first nine months of 2004. Revenue grew by approximately $14 million in the U.S. and about $17 million internationally with Europe accounting for 72% of international growth. Research and analytics services accounted for approximately $21 million of global revenue growth primarily from credit research on corporate and financial institutions and the structured finance related business. Revenue from the licensing of Moody’s information to financial customers for internal use and redistribution was $34 million in the first nine months, an increase of $9 million, or 33% higher than the prior year. Foreign currency translation and price increases also contributed to year-to-year growth in reported revenue.
      Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $457.7 million for the first nine months of 2005, an increase of $87.8 million or 23.7% from $369.9 million in the first nine months of 2004. Compensation and benefits expense accounted for $69 million of the expense growth. This increase included $22.3 million related to stock-based compensation, as discussed above, and $2.7 million for the settlement of certain pension obligations. The growth also reflected compensation increases, staffing growth in the U.S. and European ratings businesses to support business growth and additional staff in finance and technology support functions. As a result of a tax audit by Japanese taxing authorities that was completed in the second quarter of 2005, expenses for the first nine months of 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. Outside service fees increased by approximately $5 million of which approximately $4 million relates to information technology investment spending. Foreign currency translation contributed approximately $4 million to year-to-year growth in reported expenses.
      Moody’s Investors Service operating income of $690.0 million for the first nine months of 2005 was up $114.2 million or 19.8% from $575.8 million in the first nine months of 2004. Foreign currency translation contributed approximately $9 million to the year-to-year growth in operating income.

Moody’s KMV
      Moody’s KMV revenue of $97.2 million for the first nine months of 2005 was $9.0 million or 10.2% more than the same period in 2004. MKMV’s revenue growth reflected increasing demand from risk products and credit decisioning software and software related consulting. Growth in subscriptions revenue related to credit risk assessment products, which had been adversely affected by client attritions due to bank consolidations, grew approximately 7% or $4 million compared to prior year. In the first nine months, international revenue accounted for 56% of global revenue.
      MKMV’s operating, selling, general and administrative expenses were $77.4 million for the first nine months of 2005, an increase of $6.1 million or 8.6% from $71.3 million in the same period of 2004. This increase included $1.1 million related to stock-based compensation, as discussed above. Depreciation and amortization expense was $12.6 million and $12.5 million for the first nine months of 2005 and 2004, respectively. MKMV operating income was $7.2 million for the first nine months of 2005 compared with $4.4 million in the same period of 2004. Currency translation did not have a significant year-to-year impact on MKMV results.
Liquidity and Capital Resources

Cash Flow
      The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $546.3 million and $383.8 million for the nine months ended September 30, 2005 and 2004, respectively.
      Moody’s net cash provided by operating activities in 2005 increased by $162.5 million compared with 2004. Contributing to this growth was the increase in net income of $108.2 million, higher non-cash stock-based compensation expense of $23.4 million and higher tax benefits from exercise of stock options of $7.1 million. Improved collection of accounts receivable also benefited cash flow from operations by approximately $46 million. In addition, timing of quarterly federal, state and international income tax payments and growth in the tax provision for the first nine months of 2005 compared with 2004 contributed $28 million to year-to-year growth in cash provided by operating activities. Partially offsetting these benefits were the payment of $12.8 million related to the settlement of legacy tax matters as well as an approximate $37 million reduction in year over year non-cash legacy income tax expense, as discussed below in “Contingencies — Legacy Tax Matters.”
      Net cash used in investing activities was $99.1 million for the nine months ended September 30, 2005 compared with $23.5 million for the same period of 2004. Spending for property and equipment and for development costs for MKMV’s software products totaled $18.6 million for the first nine months of 2005 compared with $14.5 million for the first nine months of 2004. Net investments in marketable securities totaled $76.6 million for the first nine months of 2005 compared with $5.5 million for the first nine months of 2004. The 2005 spending on investments in affiliates related to the $3.9 million contingent payment made in the second quarter related to Korea Investors Service.
      Net cash used in financing activities was $309.0 million for the nine months ended September 30, 2005 compared to $178.8 million for the nine months ended September 30, 2004. Proceeds from exercises of stock options were $66.5 million in the 2005 period and $76.8 million in the 2004 period. These amounts were offset by $328.2 million and $221.3 million used for share repurchases for the first nine months of 2005 and 2004, respectively, and dividends paid of $44.4 million and $33.4 million for the first nine months of 2005 and 2004, respectively.

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
      The Company currently intends to use a portion of its cash flow to pay dividends, of which the Board of Directors declared a quarterly amount of $0.055 per share on October 25, 2005 payable on December 10, 2005 to shareholders of record at the close of business on November 20, 2005. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.
      The Company also currently expects to use a significant portion of its cash flow after dividends to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Systematic share repurchases may constitute the majority of the Company’s potential repurchase activity. Moody’s will also be prepared to act opportunistically when conditions warrant. As of September 30, 2005, Moody’s had $219 million remaining of its existing $600 million repurchase authorization. On October 25, 2005, the Board of Directors authorized an additional $1 billion share repurchase program. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.
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

Indebtedness
      On September 30, 2005, the Company entered into a Note Purchase Agreement and issued and sold through a private placement transaction, $300 million aggregate principal amount of Notes. The Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Notes were used to refinance $300 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes which matured on September 30, 2005. In the event that Moody’s pays all or part of the Notes in advance of their maturity, such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal.
      On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the related agreement. At September 30, 2005, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at September 30, 2005. Under the Facility, the

Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. No interest was paid under the facilities for the three and nine month periods ended September 30, 2005 and 2004 as no borrowings were outstanding during those periods.
      The Notes and the Facility contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At September 30, 2005, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.
Off-Balance Sheet Arrangements
      At September 30, 2005, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
      As of September 30, 2005, there has not been any material change outside the normal course of business in Moody’s contractual obligations as presented in its annual report on Form 10-K for the year ended December 31, 2004, except that $300 million of Notes payable, representing the face amount of the Senior Notes which matured on September 30, 2005, were refinanced on September 30, 2005 by issuing an equal amount of the new Notes which mature in 2015.
Dividends
      On October 25, 2005, the Board of Directors of the Company approved a quarterly dividend of $0.055 per share of Moody’s common stock, payable on December 10, 2005 to shareholders of record at the close of business on November 20, 2005.
Outlook
      Moody’s overall revenue and earnings per share growth rates for the first nine months of 2005 and outlook for the remainder of the year suggest that growth for the full year will be modestly above the guidance provided when the Company reported second quarter results in July. This adjustment to the guidance is based on stronger-than-expected growth in several businesses, partly offset by slower growth in others. As a result, while Moody’s is only making a modest adjustment to the overall outlook for the full year 2005, there are some significant changes to the forecasts for individual business lines.
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

      In the U.S., the Company is now forecasting mid-teens percent revenue growth for the ratings and research business for the full year 2005. In the U.S. structured finance market, the Company now expects that revenue from rating residential mortgage-backed and home equity securities may rise more than thirty percent from the record level of 2004. This is an important revision from Moody’s prior outlook, which anticipated residential mortgage-backed and home equity securities revenue growing in the high teens percent range. The Company continues to expect good year-over-year growth in several other sectors of U.S. structured finance, including asset-backed securities, credit derivatives and commercial mortgage-backed securities. Moody’s now expects total U.S. structured finance revenue to grow in the mid-twenties percent range, compared with the previous forecast which assumed revenue would grow in the mid-teens percent range.
      In the U.S. corporate finance business, despite improved third quarter issuance in the speculative grade bond market, issuance remains uneven and will likely fall substantially below the volume seen in 2004. The Company believes that revenue weakness from this business segment will be offset by growth from investment grade ratings and price increases. Moody’s now expects U.S. corporate finance revenue to grow in the low single-digit percent range for 2005, slower than the Company had previously forecast.
      In the U.S. financial institutions sector, Moody’s looks for the impact of projected flat issuance volume to be offset by revenue related to price increases and from new rating relationships. Together, the Company expects these to result in mid-single-digit percent growth in this sector in 2005, slower than we had previously forecast.
      Moody’s U.S. public finance revenue growth for the quarter was roughly in line with expectations. As a result, the outlook for this business for the full year 2005 is essentially unchanged. The Company continues to forecast public finance revenue for 2005 increasing in the low teens percent range compared with 2004. Moody’s also continues to forecast good growth in the U.S. research business.
      Outside the U.S. the Company now expects growth in ratings and research revenue in the twenty percent range, with double-digit percent growth in all major business lines and regions, assisted by favorable foreign currency impacts. Moody’s projection assumes continued strength in the corporate investment grade business and good issuance growth in the European financial institutions sector and several sectors of structured finance in Europe, including commercial and residential mortgage-backed issuance. In addition, the Company expects continued strong growth in international research revenue.
      Finally, Moody’s continues to expect global revenue at Moody’s KMV to rise in the high single to low double-digit percent range, reflecting growth in both credit risk assessment subscription products and credit processing software products.
      For Moody’s overall, the Company expects revenue growth in the 15%-18% range for the full year 2005, including the positive impact of currency translation. Moody’s expects the operating margin after the impact of expensing stock-based compensation to be lower by up to 150 basis points in 2005 compared with 2004. This incorporates a modestly upgraded revenue outlook, offset by investments the Company is continuing to make to expand geographically, improve analytic processes, pursue ratings transparency and compliance initiatives, introduce new products, and improve technology infrastructure.
      For 2005 Moody’s expects that year-over-year growth in diluted earnings per share will be in the 22%-26% range. This expected growth includes the impacts of reserve adjustments related to legacy tax matters and the expensing of stock-based compensation in both 2005 and 2004. The impact of expensing stock-based compensation is expected to be in the range of $0.11-$0.12 per diluted share in 2005, compared to $0.06 per diluted share in 2004. The estimated 2005 expense does not reflect the effects of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which Moody’s will implement effective as of January 1, 2006. Additionally, this outlook does not reflect any potential impacts of the results of the evaluation of the indefinite life classification of the MKMV trade secrets.
Recently Issued Accounting Standards
      In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. Moody’s has incorporated the effects of the Act into the measurement of plan assets and obligations as of December 31, 2004. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a $0.8 million reduction to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations had no significant effects on the Company’s net periodic post-retirement expense for the nine months ended September 30, 2005.
      In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides for a special one-time tax deduction relating to a portion of certain foreign earnings that are repatriated in 2004 or 2005. Subsequent to September 30, 2005, the appropriate approvals were obtained to repatriate up to $65 million under the Jobs Act resulting in a reduction of tax expense in 2005 of up to $4 million.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between this statement and certain SEC rules. In April 2005, the SEC allowed public companies to delay the implementation of SFAS No. 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. Because the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003, it does not believe that the impact of adoption of SFAS No. 123R will be material to its condensed consolidated results of operations or financial position. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense, in part because the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total change in cash and cash equivalents will remain the same.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by the Company on January 1, 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations and financial position.
Contingencies
      From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded reserves in the condensed consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.
      As a result of a recently completed tax audit by Japanese taxing authorities, operating, selling, general and administrative expenses for the nine months ended September 30, 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005.
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

Information Resources, Inc.
      The following is a description of an antitrust lawsuit filed in 1996 by Information Resources, Inc. (“IRI”). As more fully described below, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation (“ACNielsen”), AC Nielsen (US), Inc. (“ACN (US)”), and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), have assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit. As a result of the indemnity obligation, Moody’s does not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties default on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would require the Company to bear a portion of any amount not paid by the VNU Parties. Moreover, as described below, on February 1, 2005, the U.S. District Court for the Southern District of New York entered a final judgment against IRI dismissing IRI’s claims with prejudice and on the merits. On February 2, 2005, the Court entered IRI’s notice of appeal to the Court of Appeals for the Second Circuit. Oral argument on the appeal before the Court of Appeals for the Second Circuit occurred on October 18, 2005.
      In July 1996, IRI filed a complaint, subsequently amended in 1997, in the U.S. District Court for the Southern District of New York, naming as defendants the corporation then known as The Dun & Bradstreet Corporation (now known as R.H. Donnelley), A.C. Nielsen Company (a subsidiary of ACNielsen) and I.M.S. International, Inc. (a subsidiary of the company then known as Cognizant). At the time of the filing of the complaint, each of the other defendants was a subsidiary of the company then known as The Dun & Bradstreet Corporation.
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
      On December 3, 2004, the Court entered In limine Order No. 1, which bars IRI from “arguing that Nielsen’s pricing practices or discounts were illegal or anti-competitive unless it can prove they involved prices below short-run average variable cost, calculated without the inclusion of Nielsen’s “Fixed Operations’ costs”. On December 17, 2004, IRI issued a press release, which said in relevant part, “Without this evidence, IRI believes that little would be left of IRI’s case to take to trial”. IRI asked the Court to enter a final judgment against it, so that it could take an immediate appeal to the Court of Appeals for the Second Circuit. Defendants did not object to this request. On February 1, 2005 the Court entered a final judgment dismissing IRI’s claims with prejudice and on February 2, 2005, the Court entered IRI’s notice of appeal to the Court of Appeals for the Second Circuit. Oral argument on the appeal before the Court of Appeals for the Second Circuit occurred on October 18, 2005.
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
      In 2001, ACNielsen was acquired by VNU N.V., which assumed ACNielsen’s obligations under the Original Indemnity and Joint Defense Agreement.
      Under the terms of the 1998 Distribution, Old D&B assumed all potential liabilities of Donnelley arising from the IRI action and agreed to indemnify Donnelley in connection with such potential liabilities. Under the terms of the 2000 Distribution, New D&B undertook to be jointly and severally liable with Moody’s for Old D&B’s obligations to Donnelley under the 1998 Distribution, including for any liabilities arising under the

Original Indemnity and Joint Defense Agreement and arising from the IRI action itself. However, as between New D&B and Moody’s, it was agreed that under the 2000 Distribution, each of New D&B and Moody’s will be responsible for 50% of any payments required to be made to or on behalf of Donnelley with respect to the IRI action under the terms of the 1998 Distribution, including legal fees or expenses related to the IRI action.
      On July 30, 2004, the VNU Parties, Donnelley, Moody’s, New D&B and IMS Health Incorporated (successor to I.M.S. International) (“IMS Health”) entered into an Amended and Restated Indemnity and Joint Defense Agreement (the “Amended Indemnity and Joint Defense Agreement”).
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
      In June 2004, New D&B and the IRS conducted a mediation of these issues, at which they reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report, and certain tax refund claims made by Old D&B related to 1995 and 1996 (the “Preliminary Settlement”). The Preliminary Settlement was subject to the execution of a formal settlement agreement. In addition, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. New D&B disagrees with the position taken by the IRS for 1993 and 1994 and has filed a protest with the IRS Appeals Office. If the protest is unsuccessful New D&B can either: (1) abandon its tax refund claims; or (2) challenge the IRS claim in

U.S. District Court or the U.S. Court of Federal Claims. Moody’s estimates that its exposure for the write-off of receivables related to these tax refund claims could be up to $9 million.
      As of June 30, 2004, Moody’s had adjusted its reserves for the Royalty Expense Deductions matter to $42 million to reflect the Company’s estimates of probable exposure for the Preliminary Settlement and the other matters discussed in the preceding paragraph. In accordance with the 1996 Distribution Agreement, New D&B was required to obtain the consent of Moody’s, IMS Health and NMR as a condition to executing the formal settlement agreement. However, New D&B was unable to obtain consent from IMS Health and NMR and accordingly, New D&B and the IRS were unable to agree on the terms of a formal settlement agreement by the November 1, 2004 deadline imposed by the IRS. As a result, the IRS withdrew the Preliminary Settlement and Moody’s had increased its reserves for this matter by approximately $18 million in the third quarter of 2004 to reflect its updated estimates of probable exposure.
      As a result of continuing its dialogue with the IRS to settle the Royalty Report and the Reallocation Report matters, New D&B agreed to a basis for settlement on essentially the same terms as reached in the 2004 mediation. New D&B, Moody’s, IMS Health and NMR executed a closing agreement with the IRS reflecting these terms in the third quarter of 2005 and accordingly, the Company reduced its reserve for this matter by $11.5 million.
      After executing the closing agreement, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the tax liability set forth in the agreement. As a result, New D&B and Moody’s each increased its share of the assessment by $7.3 million to $35.5 million and Moody’s paid approximately $34 million of this amount in October of 2005. New D&B anticipates commencing arbitration proceedings against IMS Health and NMR to collect the incremental amounts New D&B and Moody’s were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions which New D&B and IMS Health may take, the Company believes it is likely that New D&B should prevail, but Moody’s cannot predict with certainty the outcome.
      In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of the closing agreement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits).
      Moody’s estimates that its remaining share of the potential liability for the Royalty Expense Deductions matter could be up to $15 million after payment pursuant to the closing agreement which takes into consideration: (1) state income tax liability connected with the terms of the federal closing agreement and (2) the potential write-off of receivables (for which the Company’s exposure could be up to $9 million as discussed above).

Amortization Expense Deductions
      In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and has resulted in amortization expense deductions on the tax returns of Old D&B since 1997. These deductions could continue through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports as noted below, in which case New D&B would also have the aforementioned three courses of action.
      Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $99 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.
      In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the first paragraph of this “Amortization Expense Deductions” section. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 could result in the issuance of similar Examination Reports for the subsequent years. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS for the potential disallowance of royalty expense deductions could be up to $133 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.
      New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.
      On May 6, 2005 New D&B received a Notice of Proposed Adjustment (“Notice”) from the IRS for the 1999-2002 tax years which (1) disallows amortization expense deductions allocated from the partnership to Old D&B on its 1999 and 2000 tax returns and to New D&B on its 2000, 2001 and 2002 tax returns and (2) disallows certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns. On August 4, 2005 New D&B received an Examination Report from the IRS disallowing certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns consistent with the Notice and in addition assessing a twenty percent penalty. Currently, the Company does not expect that the Notice or the Examination Report will have a material impact on the legacy tax reserves and the potential future outlays related to legacy tax matters that are discussed below in “Summary of Moody’s Exposure to Three Legacy Tax Matters”.
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

      In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to this matter and in December 2004 executed a formal settlement agreement. New D&B received two assessments on this matter during the first quarter of 2005, and is awaiting receipt of the third and final assessment. Moody’s paid its allocated share of the first two assessments consisting of cash payments of $12.8 million ($8.1 million net of expected tax benefits) and the utilization of a tax receivable of approximately $9 million. Moody’s remaining liability at September 30, 2005 was approximately $0.3 million. The amounts paid by Moody’s included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its reserves by $2.7 million due to this disagreement.

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
      For the nine months ended September 30, 2005, the Company recorded an $8.8 million net reversal of reserves of which $2.7 million related to an increase for the Utilization of Capital Losses matter and $11.5 million related to the reversal for the Royalty Expense Deduction described above. For the first nine months of 2005, the Company has recorded $4.5 million of interest expense related to its legacy tax reserves. At September 30, 2005, Moody’s total net legacy tax reserves were $123 million (consisting of $132 million of tax liabilities, partially offset by the expected utilization of $9 million of tax receivables). The $123 million of expected cash payments consists of $35 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $88 million of non-current liabilities.
      It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $276 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.
Regulation
      In the United States, Moody’s Investors Service has been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the U.S. Securities and Exchange Commission (“SEC”). The SEC first applied the NRSRO designation in 1975 to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (including in certain mortgage-related legislation), the SEC (including in certain of its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities. Moody’s Investors Service also voluntarily registers with the SEC as a NRSRO under the Investment Advisers Act of 1940, as amended.
      Over the past several years, U.S. regulatory and congressional authorities have questioned the suitability of continuing to use ratings in federal securities laws and, if such use is continued, the potential need for altering the regulatory framework under which rating agencies operate. Following is a summary of some recent developments in the U.S.
      In February 2005, Moody’s participated in a hearing held by the United States Senate Committee on Banking, Housing and Urban Affairs (the “Banking Committee”) on Examining the Role of Credit Rating Agencies in the Capital Markets. Primary areas of inquiry by senators on the Banking Committee included: (i) potential conflicts of interest affecting credit rating agencies and how those conflicts can be avoided or properly managed; and (ii) the degree of competition in the credit ratings industry and how competition might be increased. Moody’s written statement submitted to the Committee can be found on the Regulatory Affairs page of the Company’s website at www.moodys.com.
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
      In addition, in June 2005 the SEC produced technical assistance pursuant to a congressional request, relating to statutory authority that the SEC may need if Congress determines that it is appropriate to create a comprehensive oversight regime for credit rating agencies. Congress had also requested that market participants provide their views on the SEC’s technical assistance. Moody’s comments can be found on the Regulatory Affairs page of the Company’s website.
      In June 2005, U.S. House Representative Michael Fitzpatrick (R-PA) introduced H.R. 2990, the “Credit Rating Agency Duopoly Relief Act of 2005”. In June the House of Representatives’ Financial Services Subcommittee on Capital Markets held a hearing on H.R. 2990, at which several interested parties testified. The next steps in the process have not been announced.
      At present, Moody’s is unable to assess the likelihood of any regulatory or legislative changes that may result from ongoing reviews in the United States, nor the nature and effect of any such regulatory changes.
      Internationally, several regulatory developments have occurred:
      IOSCO — In December 2004, the Technical Committee of the International Organization of Securities Commissions (“IOSCO”) published the Code of Conduct Fundamentals for Credit Rating Agencies (the “IOSCO Code”). The IOSCO Code is the product of approximately two years of collaboration among IOSCO, rating agencies and market participants, and incorporates provisions that address three broad areas:

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
      Committee of European Securities Regulators — In July 2004, the European Commission, as requested by the European Parliament, mandated the Committee of European Securities Regulators (“CESR”) to conduct a review of the credit rating agency industry and provide the European Commission with advice by April 1, 2005 on the following four general areas:

•	potential conflicts of interest within rating agencies, such as between advisory services and direct rating activities;

•	transparency of rating agencies’ methodologies;

•	legal treatment of rating agencies’ access to inside information; and

•	concerns about possible lack of competition in the market for provision of credit ratings.
      In late 2004 CESR published, and in early 2005 received comments on, a consultation document about the credit ratings industry, which addressed areas including: the competitive structure of the industry and competition issues; registration of credit rating agencies; potential barriers to entry; potential rules of conduct for the industry; and regulatory options to address these areas. Moody’s comments can be found on the Regulatory Affairs page of the Company’s website. In addition, CESR held an open hearing on these topics, in which Moody’s participated. CESR followed these activities with its technical advice to the European Commission in March 2005, in which it offered the European Commission two possible regulatory alternatives:

•	The European Commission could take a “wait and see” approach, whereby rating agencies that operate in the European Market would be given an opportunity to implement the IOSCO Code and report on their implementation periodically to the market; or

•	The European Commission could take a “light touch” regulation approach, whereby it would essentially regulate into legislation the IOSCO Code.
      In its discussion, CESR further noted that the majority of market participants who commented during CESR’s consultation process, as well as the majority of European regulatory authorities, have indicated a preference for the “wait and see” approach. The European Commission is expected to publish and forward to the European Parliament in late 2005 its suggested regulatory approach for rating agencies. At present, Moody’s cannot predict whether voluntary standards will prevail, or whether regulation or legislation will be enacted in the European Union (the “EU”).
      European Union Market Abuse Directive — Implementation guidelines proposed by CESR under the European Commission’s Market Abuse Directive are, absent exemption, applicable to all participants in the European capital markets. Credit rating agencies are excluded from control under the guidelines. However, depending on the form in which the implementation guidelines are ultimately adopted by national regulators or lawmakers, such guidelines could include controls over credit rating agencies in some EU countries. If so, the guidelines could, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.
      The Basel Committee — In June 2004, the Basel Committee on Banking Supervision published its new capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies (called External Credit Assessment Institutions) would be an alternative available to banks to determine the credit risk weights for many of their institutional credit exposures. Such recognized rating agencies could be subject to a broader range of oversight. It is anticipated that Basel II will be implemented by national regulatory authorities by January 2007. The European

Commission has created the Committee of European Banking Supervisors (“CEBS”), comprised of European banking regulators, to advise it on banking policy issues including the implementation of Basel II in Europe. In June 2005, CEBS published for comment its proposed “Guidelines for a common approach to the recognition of External Credit Assessment Institutions” within the European Union. Moody’s comments can be found on the Regulatory Affairs page of the Company’s website.
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
      Finally, Moody’s is subject to regulation in certain non-U.S. jurisdictions in which it operates. Some regulatory actions outside the United States are noted below:
      France — As a consequence of the 2003 French Securities Law, Loi de Sécurité Financiére, rating agencies operating in France are subject to a document retention obligation. Moreover, the newly formed French regulatory authority, L’Autorité des Marchés Financiers (“AMF”), is required to publish an annual report on the role of rating agencies, their business ethics, the transparency of their methods, and the impact of their activity on issuers and the financial markets. Moody’s submits responses to questions posed by the AMF in accordance with this mandate. The AMF released its first report on the rating agency industry in January 2005. It concluded that while there was no evidence of wrong-doing or inappropriate behavior in the industry, some sort of regulatory framework at the European level may be suitable. For that, the AMF deferred to the CESR process.
      Italy — In April 2005, the Italian Parliament passed the EU Law 2004, which is Italy’s implementing legislation for the EU Market Abuse Directive. The legislation makes the Market Abuse Directive applicable to rating agencies in the Italian market. It requires: (1) the Italian securities regulator, Commissione Nazionale per la Società e la Borsa (“CONSOB”), to recognize and register rating agencies in the Italian market; (2) recognized rating agencies to adopt and implement the IOSCO Code; and (3) issuers of bonds in the Italian market to obtain ratings from recognized rating agencies. The legislation requires that CONSOB provide the appropriate regulatory framework. However, the Italian Senate attached a resolution to the legislation (Ordine del Giorno) recommending that the Italian government:

•	adopt a contrary position and interpret the legislation to acknowledge the special and different treatment of rating agencies within Italian regulations for disclosure obligations that will be implemented by CONSOB; and

•	consider the possibility of recognizing the self-regulation and control procedures for rating agencies already developed in Europe.
      In May 2005, CONSOB published for comment the regulatory framework as required by the implementation statute for the Market Abuse Directive. CONSOB took note of the Ordine del Giorno, and proposed endorsing and adopting the IOSCO Code of Conduct’s self-regulatory approach vis-à-vis rating agencies. Moody’s comments on CONSOB’s proposal can be found on the Regulatory Affairs page of the Company’s website.
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
Forward-Looking Statements
      Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 26 of this quarterly report on Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail in the Company’s annual report on Form 10-K and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. You should be aware that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      There was no material change in the Company’s exposure to market risk from December 31, 2004 to September 30, 2005. For a discussion of the Company’s exposure to market risk, refer to Item 7A,

“Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
MOODY’S PURCHASES OF EQUITY SECURITIES

				Total Number of Shares	Approximate Dollar Value of
				Purchased as Part of	Shares That May yet be
	Total Number of		Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased		Paid per Share	Program	Program(1)

July 1-31	272	(2)	$—	—	$528,389,694
August 1-31	2,681,100		$47.5506	2,681,100	400,901,666
September 1-30	3,625,000		$50.0675	3,625,000	219,406,969

Total	6,306,372			6,306,100

(1)	As of the last day of each of the months. On May 24, 2004, the Company announced that its Board of Directors had authorized an additional $600 million share repurchase program, which includes both special share repurchases and systematic share repurchases. On October 25, 2005, the Board of Directors authorized an additional $1 billion share repurchase program. There is no established expiration date for this authorization.

(2)	Represents the surrender to the Company of 272 shares in July of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
      During the third quarter of 2005, Moody’s repurchased 6.3 million shares and issued 0.9 million shares of stock under employee stock compensation plans at a total cost of $309 million. Since becoming a public company in October 2000 and through September 30, 2005, Moody’s has repurchased 59.8 million shares at a total cost of $1.4 billion, including 30.5 million shares to offset issuances under employee stock plans. At quarter-end, Moody’s had $219 million of share repurchase authority remaining under the current $600 million program.

Item 6.	Exhibits
Exhibits

Exhibit No.		Description

3		ARTICLES OF INCORPORATION AND BY-LAWS
	1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).
	2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).
4		INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
	1	Note Purchase Agreement, dated September 30, 2005, by and among Moody’s Corporation and the Note Purchasers party thereto, including the form of the 4.98% Series 2005-1 Senior Unsecured Note due 2015 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 5, 2005).
31		CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
	1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
	1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)
	2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/s/ LINDA S. HUBER

Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)
Date: November 1, 2005

By:	/s/ JOSEPH MCCABE

Joseph McCabe
Vice President and Corporate Controller
(principal accounting officer)
Date: November 1, 2005