Form 10-K
period 2005-12-31
MOODYS CORP /DE/
filed 2006-03-01
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2).

Large Accelerated Filer   ☑                    Accelerated Filer  ☐                    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2005 (based upon its closing transaction price on the Composite Tape on such date) was approximately $13.5 billion.

As of January 31, 2006, 289.6 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 25, 2006, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

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

The Company

Moody’s is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Founded in 1900, Moody’s employs approximately 2,900 people worldwide. Moody’s maintains offices in 22 countries and has expanded into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody’s customers include a wide range of corporate and governmental issuers of securities as well as institutional investors, depositors, creditors, investment banks, commercial banks and other financial intermediaries. Moody’s is not dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on its business.

Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV. For additional financial information on these segments, see Part II, Item 8, “Financial Statements – Note 17 – Segment Information”.

Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks. Moody’s credit ratings and research help investors analyze the credit risks associated with fixed-income securities. Such independent credit ratings and research also contribute to efficiencies in markets for other obligations, such as insurance policies and derivative transactions, by providing credible and independent assessments of credit risk. Moody’s provides ratings and credit research on governmental and commercial entities in approximately 100 countries. Moody’s global and increasingly diverse services are designed to increase market efficiency and may reduce transaction costs. As of December 31, 2005, Moody’s had ratings relationships with more than 11,000 companies and more than 25,000 public finance issuers. Additionally, the Company has rated more than 70,000 structured finance obligations. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors.

Beyond credit rating services for issuers, Moody’s Investors Service provides research services, data and analytic tools that are utilized by institutional investors and other credit and capital markets professionals. These services cover various segments of the loan and debt capital markets, and are sold to more than 7,300 customer accounts worldwide. Within these accounts, more than 25,000 users accessed Moody’s research website (www.moodys.com) during calendar year 2005. In addition to these clients, more than 123,000 other individuals visited Moody’s website to retrieve current ratings and other information made freely available to the public.

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s KMV serves more than 1,800 clients operating in more than 80 countries, including most of the world’s largest financial institutions. Moody’s KMV’s quantitative credit analysis tools include models that estimate the probability of default for approximately 28,000 publicly traded firms globally, updated daily. In addition, Moody’s KMV’s RiskCalc™ models extend the availability of these probabilities to privately held firms in many of the world’s economies. Moody’s KMV also offers services to value and improve the performance of credit-sensitive portfolios.

Prospects for Growth

Over recent decades, global public and private fixed-income markets have grown significantly in terms of outstanding principal amount and types of securities. While there is potential for periodic cyclical disruption in these developments, Moody’s believes that the overall trend and outlook remain favorable for continued secular growth in capital market activity worldwide. In addition, the securities being issued in the global fixed-income markets are becoming more complex. Moody’s expects that these trends will provide continued long-term demand for high-quality, independent credit opinions. These phenomena are especially apparent internationally, where economic integration is driving increased use of public fixed-income markets for corporate financing activities, and factors such as increased adoption and enabling regulation have driven growth in structured finance issuance.

Technology, such as the Internet, makes information about investment alternatives widely available throughout the world. This technology facilitates issuers’ ability to place securities outside their national markets and investors’ capacity to obtain information about securities issued outside their national markets. Issuers and investors are also more readily able to obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, many of which may be unfamiliar to them. This availability of information promotes worldwide financial markets and a greater need for credible and globally comparable credit ratings. As a result, a number of new capital markets have emerged. In addition, more issuers and investors are accessing developed capital markets.

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

Growth in issuance of structured finance securities has generally been stronger than growth in corporate and financial institutions issuance, and Moody’s expects that trend to continue. Growth in structured finance has reflected increased adoption of structured finance as an acceptable financing mechanism, regulatory changes that facilitate the use of structured finance and increases in consumer debt that forms collateral for structured securities.

Rating fees paid by debt issuers account for most of the revenue of Moody’s Investors Service. Therefore, a substantial portion of Moody’s revenue is dependent upon the volume and number of debt securities issued in the global capital markets that Moody’s rates. Moody’s is therefore affected by the performance of, and the prospects for, the major world economies and by the fiscal and monetary policies pursued by their governments. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, subscription-based research and other areas are less dependent on, or independent of, the volume or number of debt securities issued in the global capital markets.

Moody’s operations are also subject to various risks inherent in carrying on business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders and other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because the Company’s basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources. However, the formation of, for example, a new government-sponsored regional or global rating agency would pose a risk to Moody’s growth prospects. Management believes that this risk, compared to other regulatory changes under consideration for the credit rating industry, is relatively low because of the likelihood that substantial investments over a sustained period would be required.

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

Growth in Moody’s KMV is expected from increased adoption of quantitative credit management techniques and of integrated risk-management solutions by financial institutions globally and by corporations managing, for example, trade receivables. Increased use of credit models is expected under the forthcoming revised international bank regulatory regime, known as “Basel II”, that is anticipated to be implemented by national regulatory authorities by January 2007. Moody’s KMV also expects to introduce new products.

Competition

The Moody’s Investors Service business competes with other credit rating agencies and with investment banks and brokerage firms that offer credit opinions and research. Institutional investors also have in-house credit research capabilities. Moody’s largest competitor in the global credit rating business is Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P’s. In other markets, the reverse is true.

Another rating agency competitor of Moody’s is Fitch, a subsidiary of Fimalac S.A. Although Moody’s and S&P are each larger than Fitch, competition is expected to increase. One or more additional significant rating agencies also may emerge in the United States as the Securities and Exchange Commission (“SEC”) has expanded, and may continue to expand the number of Nationally Recognized Statistical Rating Organizations (“NRSRO”). In February 2003, the SEC designated Dominion Bond Rating Service, Ltd. of Canada (“DBRS”) a NRSRO and in March 2005, the SEC designated A.M. Best Company, Inc. a NRSRO. Competition may also emerge in developed markets outside the United States over the next few years, for example, in response to the growth in the European capital markets and in developing markets. Any such rating agencies that may emerge may receive support from local governments or other institutions.

Additional rating agencies have been established, primarily in emerging markets and as a result of local capital market regulation. Regulators worldwide have perceived that credit ratings can further regulatory objectives for the development of public fixed-income securities markets. The result has been the creation of a number of primarily national rating agencies in various countries. Certain of these regulatory efforts may have the unintended effect of producing less credible ratings over time. Attempts to standardize ratings systems or criteria may make all rating systems and agencies appear undifferentiated, obscuring variations in the quality of the ratings providers. In addition, since Moody’s believes that some of its most significant challenges and opportunities will arise outside the United States, it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets.

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

Moody’s KMV’s main competitors for quantitative measures of default risk include the RiskMetrics Group, S&P, CreditSights, R&I’s Financial Technology Institute (in Japan), Fitch Algorithmics, Dun and Bradstreet, models developed internally by customers and other smaller vendors. Other firms may compete in the future. Baker Hill, acquired by Experian, eCredit and Bureau van Dijk Electronic Publishing are Moody’s KMV’s main competitors in the software market to assist banks in their commercial lending activities. Mercer Oliver Wyman competes with the professional services group at Moody’s KMV for certain credit risk consulting services business.

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

New Rating Products

Moody’s is pursuing numerous initiatives to expand credit ratings from public fixed-income securities markets to other sectors with credit risk exposures. Within established capital markets, Moody’s continues to expand its rating coverage of bank loans and project finance loans and securities. In developing markets, Moody’s seeks to extend its credit opinion franchise to local and regional obligors, through domestic currency ratings and national scale ratings. In global and local counterparty markets, Moody’s offers a distinct set of rating products to address the creditworthiness of financial firms, through bank financial strength and deposit ratings, and through insurance financial strength ratings. Moody’s has also introduced issuer ratings for corporations not active in the debt markets. For company ratings, Moody’s seeks to continue to add value through the Enhanced Analysis Initiative by providing greater scope and depth of analysis of issues related to company creditworthiness, including enhanced liquidity and cash flow analysis, and evaluation of accounting, corporate governance and risk transference issues. Moody’s has also introduced mutual fund indices and style-based analytical tools to assist in evaluating fund portfolio characteristics and their performance. Finally, in response to growing investor demand for expanded credit opinion in the high yield market, Moody’s has announced its intention to introduce both loss-given-default and probability-of-default ratings.

Additional Opportunities in Securitization

The repackaging of financial assets has had a profound effect on the fixed-income markets. New patterns of securitization are expected to emerge in the next decade. Although the bulk of assets securitized in the past five years have been consumer assets owned by banks, commercial assets — principally commercial mortgages, term receivables and corporate obligations — are now increasingly being securitized. Securitization has evolved into a strategic corporate finance tool in North America, Europe and Japan, and is evolving elsewhere internationally. Ongoing global development of non-traditional financial instruments, such as credit derivatives, future flow securities, hybrids, credit-linked bonds and catastrophe bonds should continue to support growth. Moody’s has introduced new services enabling investors to monitor the performance of their investments in structured finance, covering asset-backed finance, commercial mortgage finance, residential mortgage finance and credit derivatives.

Internet-Enhanced Products and Services

Moody’s is expanding its use of the Internet and other electronic media to enhance client service. Moody’s website provides the public with instant access to ratings and provides the public and subscribers with credit research. Internet delivery also enables Moody’s to provide services to more individuals within a client organization than were available with paper-based products and to offer higher-value services because of more timely delivery. Moody’s expects that access to these applications will increase client use of Moody’s services. Moody’s expects to continue to invest in electronic media to capitalize on these and other opportunities.

Expansion of Credit Research Products and Investment Analytic Tools

Moody’s plans to expand its research and analytic services through internal development and by acquisition. To respond to client demand, new product initiatives are more analytic and data-intensive than traditional research offerings. Such services address investor interest in replicating the monitoring activities conducted by, for example, Moody’s securitization analysts and provide the means for customers to gain access to raw data and proprietary ratios used by Moody’s analysts in the rating process for municipalities, companies and financial institutions. These products represent important sources of growth for the research business unit. Moreover, Moody’s continues to explore opportunities to extend its relevance in new domestic or regional markets (e.g., China) as well as new functional markets (e.g., hedge funds).

New Quantitative Credit Risk Assessment Services

Moody’s will continue to provide banks and other financial institutions with quantitative credit risk assessment services. Moody’s believes that there will be increased demand for such services because they enable customers trading or holding credit-sensitive assets to produce better performance. Also, recent proposals by international bank regulatory authorities to recognize banks’ internal credit risk management systems for the purpose of determining regulatory capital are expected to encourage adoption of such services. Moody’s also expects to provide extensions to existing services and new services, such as valuations of credit-sensitive assets.

Regulation

In the United States, Moody’s Investors Service has been designated as a NRSRO by the SEC. The SEC first applied the NRSRO designation in 1975 to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (including in certain mortgage-related legislation), the SEC (including in certain of its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities. Moody’s Investors Service also voluntarily registers with the SEC as a NRSRO under the Investment Advisers Act of 1940, as amended.

Over the past several years, U.S. regulatory and congressional authorities have questioned the suitability of continuing to use ratings in federal securities laws and, if such use is continued, the potential need for altering the regulatory framework under which rating agencies operate. Following is a summary of some recent developments in the U.S.

In February 2005, Moody’s participated in a hearing held by the United States Senate Committee on Banking, Housing and Urban Affairs (the “Banking Committee”) on Examining the Role of Credit Rating Agencies in the Capital Markets. Primary areas of inquiry by senators on the Banking Committee included: (i) potential conflicts of interest affecting credit rating agencies and how those conflicts can be avoided or properly managed; and (ii) the degree of competition in the credit ratings industry and how competition might be increased. Moody’s written statement submitted to the Committee can be found on the Regulatory Affairs page of the Company’s website at www.moodys.com. The Banking Committee has scheduled another hearing for March 7, 2006.

In March 2005, the SEC disclosed that in considering the oversight of NRSROs, it may pursue a voluntary compliance and oversight framework for rating agencies that are designated as NRSROs, or it could seek legislative authority for formal oversight of NRSROs. Moody’s continues to cooperate with the SEC in its efforts to develop the voluntary framework with the NRSROs.

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

In addition, in June 2005 the SEC produced technical assistance pursuant to a congressional request relating to statutory authority that the SEC may need if Congress determines that it is appropriate to create a comprehensive oversight regime for credit rating agencies. Congress had also requested that market participants provide their views on the SEC’s technical assistance. Moody’s comments can be found on the Regulatory Affairs page of the Company’s website.

In June 2005, U.S. House Representative Michael Fitzpatrick (R-PA) introduced H.R. 2990, the “Credit Rating Agency Duopoly Relief Act of 2005”. The House of Representatives’ Financial Services Subcommittee on Capital Markets held hearings on H.R. 2990 in June and November 2005, at which several interested parties testified. Representative Michael Oxley (R-OH), Chair of the House of Representatives’ Financial Services Committee, has indicated his intention to advance H.R. 2990 during 2006; the next steps in the process have not yet been announced.

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

• credit rating agency independence and the avoidance of conflicts of interest; and

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

European Commission — In January 2006, the European Commission (“Commission”) produced for the European Parliament a “Communication on Credit Rating Agencies” (the “Communication”). The Communication was in response to a February 2004 Parliament resolution asking the Commission to assess the need for legislative initiatives related to rating agencies. In the Communication, the Commission concluded that at present no additional legislation is required. The Commission noted that recent European Union (“EU”) financial services legislative measures that are relevant to credit rating agencies, combined with a self-regulatory framework for rating agencies based on the IOSCO Code, can effectively address the major concerns raised by the European Parliament. In addition, the Commission indicated that it will ask the Committee of European Securities Regulators (“CESR”) to monitor rating agencies’ compliance with the IOSCO Code and report back regularly. The Commission also stated that it will monitor developments related to rating agencies and that it could in the future re-evaluate its approach or take legislative action.

Moody’s cannot predict whether the European Parliament will agree with the Commission’s conclusion, or whether regulation or legislation relating to rating agencies will be enacted in the EU.

European Union Market Abuse Directive — In 2003, the EU adopted the Market Abuse Directive (the “Directive”), which provides a common European framework for the prohibition of insider dealing and market manipulation, and promotes market integrity by ensuring prompt and fair disclosure of information about financial instruments to the public. The EU countries are currently adopting legislation that implements the Directive. While the Directive is applicable to all participants in the European capital markets, the EU has excluded credit rating agencies from certain of its rules that specifically address the type and amount of information that should be disclosed to the market. Depending on how each EU country adopts the Directive, it could, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

The Basel Committee — In June 2004, the Basel Committee on Banking Supervision published its new capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies (called External Credit Assessment Institutions, or “ECAIs”) would be an alternative available to banks to determine credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. It is anticipated that Basel II will be implemented by national regulatory authorities by January 2007.

In the EU, Basel II has been adopted through the Capital Requirements Directive (“CRD”), which among other things set out criteria for recognizing ECAIs within the EU. The Commission created the Committee of European Banking Supervisors (“CEBS”), comprised of European banking regulators, to advise it on banking policy issues that include implementing the CRD. In January 2006, CEBS published “Guidelines for a common approach to the recognition of External Credit Assessment Institutions”. The guidelines provide the basis for a consistent approach to the implementation of the CRD’s ECAI recognition and supervision criteria, and CEBS expects that national regulators in EU Member States will apply the guidelines.

At this time Moody’s cannot predict the long-term impact of Basel II on the manner in which the Company conducts its business. However, Moody’s does not currently believe that Basel II will materially affect its financial position or results of operations.

Finally, Moody’s is subject to regulation in certain non-U.S. jurisdictions in which it operates. Some recent regulatory actions outside the United States are noted below:

Italy — In implementing the Market Abuse Directive, Italy passed two laws during 2005 that were relevant to rating agencies — the EU Law 2004 and the Reform of Savings Law. The EU Law 2004 stated that certain provisions of the Market Abuse Directive related to fair disclosure of information about financial instruments to the public were applicable to credit opinions published in the Italian Market, although the European Commission had explicitly excluded rating agencies from those provisions. The Reform of Savings Law amended the EU Law 2004 and excluded rating agencies from the fair disclosure provisions. The EU Law 2004 had also directed the Commissione Nazionale per la Società e la Borsa (“CONSOB”) to implement an appropriate regulatory framework to supervise rating agency conduct in Italy. CONSOB adopted regulations in November 2005 that require rating agencies to adopt measures related to disclosure of information about financial instruments and to disclose whether such measures differ from those articulated in the IOSCO Code.

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

Intellectual Property

Moody’s and its affiliates own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, patents, databases and other intellectual property rights that, in the aggregate, are of material importance to Moody’s business. Management of Moody’s believes that each of the “Moody’s”, “Moody’s KMV” and the “M Circle Logo” trademarks and related names, marks and logos are of material importance to Moody’s. Moody’s is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by Moody’s. Moody’s considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contractual safeguards for protection.

In 2002, Moody’s formed two subsidiaries that hold some of its intellectual property. The first, MIS Quality Management Corp., was formed to own, manage, protect, enforce and license the trademarks of Moody’s and its affiliates. The second, Moody’s Assurance Company, Inc., is a New York State “captive” insurance company that self-insures Moody’s against certain risks and owns Moody’s ratings databases, methodologies and related software and processes in addition to other assets in support of its insurance program.

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its subsidiaries.

Employees

As of December 31, 2005, the number of full-time equivalent employees of Moody’s was approximately 2,900.

Available Information

Moody’s investor relations Internet website is http://ir.moodys.com/. Under the “SEC Filings” tab at this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position	Biographical Data
Jeanne M. Dering, 50 Executive Vice President, Global Regulatory Affairs and Compliance	Ms. Dering has served as the Company’s Executive Vice President, Global Regulatory Affairs and Compliance since May 2005. Previously, she had served as the Company’s Senior Vice President and Chief Financial Officer since October 1, 2000 and in February 2005 was named Executive Vice President and Chief Financial Officer. In addition, she has had senior management responsibility for Moody’s Information Technology group since January 2004. Ms. Dering joined Moody’s Investors Service, Inc., in April 1997 as Managing Director, Finance Officer, and became its Chief Financial Officer in 1998. Prior thereto, she spent more than 10 years at Old D&B in a number of financial management positions, including Director of Budgets & Financial Analysis and Director of Financial Planning — Acquisitions and New Business Development.

Jennifer Elliott, 40 Vice President and Chief Human Resources Officer	Ms. Elliott has served as the Company’s Vice President and Chief Human Resources Officer since February 2005. Previously, she had served as Managing Director for Moody’s Australia since 1999 and was also a director of Moody’s Investors Service Pty Limited. She was Vice President and Senior Analyst in Moody’s Structured Finance Group from 1996 until 1999 and an Analyst in that group from 1993 until 1996. Prior thereto, she was a banking and finance lawyer in Sydney, Australia.

John J. Goggins, 45 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel and became General Counsel in 2000. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham, & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Linda S. Huber, 47 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development

from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

Joseph (Jay) McCabe, 55 Senior Vice President and Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President and Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Prior thereto, he served as Vice President - Corporate Controller at PPL Corporation, an energy and utility company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 48 Chairman and Chief Executive Officer, Moody’s Corporation and President, Moody’s Investors Service, Inc.	Mr. McDaniel has served as the Company’s Chairman and Chief Executive Officer since April 2005. Mr. McDaniel served as the Company’s President from October 2004 to April 2005 and as Chief Operating Officer from January 2004 to April 2005. He has served as a member of the Board of Directors since April 2003 and President of Moody’s Investors Service, Inc. since November 2001. Mr. McDaniel also served as Executive Vice President of the Company from April 2003 to January 2004 and Senior Vice President from October 1, 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service, Inc., from November 2000 until November 2001. Prior thereto, he had served as Managing Director, International, since 1996 and served as Managing Director, Europe, from 1993 until 1996. He also served as Associate Director in Moody’s Structured Finance Group from 1989 until 1993, and as Senior Analyst in the Mortgage Securitization Group from 1988 to 1989. Mr. McDaniel is also a director of John Wiley & Sons, Inc.

Chester V. A. Murray, 50 Executive Vice President, International, Moody’s Investors Service	Mr. Murray served as the Company’s Senior Vice President and Chief Human Resources Officer from October 2002 to June 2004 and again as Chief Human Resource Officer from October 2004 to February 2005. He has served as Executive Vice President-International of Moody’s Investors Service, Inc. since January 2004. Mr. Murray served as Senior Managing Director of Moody’s Investors Service, Inc., from November 2001 until October 2002; Group Managing Director-Europe from 1996 until November 2001; Managing Director of the Financial Institutions Group from 1993 until 1996; and Associate Director of the Financial Institutions Group from 1990 until 1993. He was a Senior Analyst for the Financial Institutions Group from 1985 until 1990. Prior thereto, Mr. Murray was a lending officer in the Latin American division of Irving Trust Company from 1981 until 1985.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this annual report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems minor or insignificant also may impair its business operations. If any of the following risks occur, Moody’s business, financial condition, operating results and cash flows could be materially adversely affected.

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 80% of Moody’s revenue in 2005 was derived from ratings, a significant portion of which was related to the issuance of credit-sensitive securities in the global capital markets. Moody’s revenue growth from these sources in 2005 was in line with its compound annual growth rate from 2001 through 2004 as continued strength in global structured finance, strong financial institutions issuance and ratings of bank credit facilities was partially offset by the impacts of declines in U.S. high yield issues and in investment grade corporate finance issuance volumes in the U.S. and Europe. The Company anticipates that a substantial part of its business will continue to be dependent on the number and dollar volume of debt securities issued in the capital markets. Therefore, the Company’s results could be adversely affected by a reduction in the level of debt issuance.

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

Possible Loss of Market Share or Revenue Through Competition or Regulation

The markets for credit ratings, research and credit risk management services are increasingly competitive. Moody’s competes on the basis of a number of factors, including quality of ratings, client service, research, reputation, regulatory qualification, price, geographic scope, range of products and technological innovation. For example, a large investment grade default could impact the Company’s reputation and potentially lead to greater regulatory oversight. Moody’s faces increasing competition from S&P, Fitch, DBRS, local rating agencies in a number of jurisdictions and niche companies that provide ratings for particular types of financial products or issuers (such as A.M. Best Company, Inc., with respect to the insurance industry). Since Moody’s believes that some of its most significant challenges and opportunities will arise outside the U.S., it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local governments or other institutions that Moody’s does not receive.

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

Introduction of Competing Products or Technologies by Other Companies

The markets for credit ratings, research and credit risk management services are increasingly competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and to utilize emerging technological trends is a key factor in maintaining market share. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s.

Increased Pricing Pressure from Competitors and/or Customers

In the credit rating, research and credit risk management markets, competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and service. While Moody’s seeks to compete primarily on the basis of the quality of its products and service, if its pricing and services are not sufficiently competitive with its current and future competitors, Moody’s may lose market share.

Possible Loss of Key Employees to Investment or Commercial Banks or Elsewhere and Related Compensation Cost Pressures

Moody’s success depends in part upon recruiting and retaining highly skilled, experienced financial analysts and other professionals. Competition for qualified staff in the financial services industry is intense, and Moody’s ability to attract staff could be impaired if it is unable to offer competitive compensation and other incentives. Investment banks and other competitors for analyst talent may be able to offer higher compensation than Moody’s. Moody’s also may not be able to identify and hire employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. Moody’s ability to compete effectively will continue to depend, among other things, on its ability to attract new employees and to retain and motivate existing employees.

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

Potential Emergence of Government-Sponsored Credit Rating Agencies

When governments adopt regulations that require debt securities to be rated, establish criteria for credit ratings or authorize only certain entities to provide credit ratings, the competitive balance among rating agencies and the level of demand for ratings may be positively or negatively affected. Government-mandated ratings criteria may also have the effect of displacing objective assessments of creditworthiness. In these circumstances, debt issuers may be less likely to base their choice of rating agencies on criteria such as independence and credibility, and more likely to base their choice on their assumption as to which credit rating agency might provide a higher rating, which may negatively affect the Company.

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

Exposure to Increased Risk from Multinational Operations

Moody’s maintains offices outside the U.S. and derives a significant portion of its revenue from sources outside the U.S. operations in different countries expose Moody’s to a number of legal, economic and regulatory risks such as:

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

Any of these factors could have a material adverse effect on the business, financial condition and results of operations of the Company in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The executive offices of Moody’s are located at 99 Church Street, New York, New York, in a 297,000-square-foot property owned by Moody’s. Moody’s operations are also conducted from 11 other U.S. offices and 30 non-U.S. office locations, all of which are leased. These other properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements, and virtually all space is being utilized.

ITEM 3. LEGAL PROCEEDINGS

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities, and other pending matters that it may determine to be appropriate. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

The discussion of the litigation under the heading “Legacy Contingencies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 35 of this annual report on Form 10-K, is incorporated into this Item 3 by reference.

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

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended December 31, 2005

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (1)
October 1 - 31	3,870,122	(2)	$51.00	3,869,900	$1,022.0 million
November 1 - 30	1,610,352		$55.34	1,610,352	$932.9 million
December 1 - 31	1,262,619		$60.95	1,262,619	$856.0 million

Total	6,743,093			6,742,871

(1)	As of the last day of each of the months. On October 25, 2005, the Board of Directors authorized an additional $1 billion share repurchase program. There is no established expiration date for this authorization. During November 2005, the Company completed its previous $600 million program, which had been authorized by the Board of Directors in May 2004. During June 2004, the Company had completed its previous $450 million program, which had been authorized by the Board of Directors in October 2002.

(2)	Includes the surrender to the Company of 222 shares in October of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

During the fourth quarter of 2005, Moody’s repurchased 6.7 million shares at an aggregate cost of $363.4 million and issued 1.6 million shares of stock under employee stock compensation plans. Since becoming a public company in October 2000 and through December 31, 2005, Moody’s has repurchased 66.4 million shares at a total cost of $1.8 billion, including 32.1 million shares to offset issuances under employee stock compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,
amounts in millions, except per share data	2005	2004	2003	2002	2001
Results of operations (1)
Revenue	$1,731.6	$1,438.3	$1,246.6	$1,023.3	$796.7
Expenses	792.0	651.9	583.5	485.2	398.2

Operating income	939.6	786.4	663.1	538.1	398.5
Non-operating expense, net (2)	(4.9)	(15.1)	(6.7)	(20.7)	(16.6)

Income before provision for income taxes	934.7	771.3	656.4	517.4	381.9
Provision for income taxes	373.9	346.2	292.5	228.5	169.7

Net income	$560.8	$425.1	$363.9	$288.9	$212.2

Earnings per share (3)
Basic	$1.88	$1.43	$1.22	$0.94	$0.67
Diluted	$1.84	$1.40	$1.19	$0.92	$0.66
Weighted average shares outstanding (3)
Basic	297.7	297.0	297.8	307.8	315.2
Diluted	305.6	304.7	304.6	315.0	320.4
Dividends declared per share	$0.24	$0.15	$0.11	$0.09	$0.09

	Year Ended December 31,
	2005	2004	2003	2002	2001
Balance sheet data
Total assets (4)	$1,457.2	$1,389.3	$959.9	$633.7	$505.4
Long-term debt (5)	$300.0	$—	$300.0	$300.0	$300.0
Shareholders’ equity (deficit)	$309.4	$317.5	$(32.1)	$(327.0)	$(304.1)

(1)	The 2002 results of operations include revenue of $42.1 million, expenses of $42.8 million and an operating loss of $0.7 million related to KMV, which was acquired in April 2002.

(2)	Non-operating expense, net includes $21.0 million, $23.0 million, $23.5 million, $23.5 million and $22.9 million in 2005, 2004, 2003, 2002 and 2001, respectively, of interest expense that principally relates to the Company’s $300 million of notes payable issued in October 2000 that were repaid in September 2005 and the Company’s $300 million of notes payable issued in September 2005. The 2003 amount also includes a gain of $13.6 million on an insurance recovery related to the September 11th tragedy.

(3)	Prior period earnings per share and weighted average shares outstanding have been adjusted to reflect the May 2005 2-for-1 stock split.

(4)	Certain prior year amounts have been reclassified to conform to the current presentation.

(5)	At December 31, 2004, the notes payable scheduled to mature in September 2005 were classified as a current liability.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” on page 39 and Item 1A, “Risk Factors” commencing on page 13 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV.

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

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and intangible assets, pension and other post-retirement benefits and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that are uncertain at the time the accounting estimates are made and changes to those estimates could have a material impact on the Company’s consolidated results of operations or financial condition.

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

The portion of the revenue to be deferred is based upon a number of factors, including the fair market value of the monitoring services charged for similar securities or issuers. The estimated monitoring period over which the deferred revenue will be recognized is determined based on factors such as the lives of the rated securities. Currently, the estimated monitoring periods range from one year to ten years. At December 31, 2005 and 2004, deferred revenue included approximately $35 million and $30 million, respectively, related to such deferred monitoring fees.

Additionally, in the case of commercial mortgage-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring period which is determined based on factors such as the lives of the rated securities. Currently, the estimated monitoring period is 26 years. At December 31, 2005 and 2004, deferred revenue related to commercial mortgage-backed securities was approximately $50 million and $37 million, respectively.

Moody’s estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Related revenue is accrued each quarter based on estimated amounts outstanding and is billed subsequently when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2005 and 2004, accounts receivable included approximately $31 million and $29 million, respectively, related to accrued commercial paper revenue. Historically, the Company has not had material differences between the estimated revenue and the actual billings.

Accounts Receivable Allowance

Moody’s records as reductions of revenue provisions for estimated future adjustments to customer billings based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance. Adjustments to and write-offs of accounts receivable are charged against the allowance. Moody’s evaluates its accounts receivable by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its reviews, Moody’s establishes or adjusts allowances, as considered appropriate. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above-noted factors, or actual write-offs or adjustments that differ from the estimated amounts, could result in allowances that are greater or less than Moody’s estimates. In each of 2005 and 2004, the Company adjusted its provision rates and its allowances to reflect its current estimate of the appropriate level of accounts receivable allowance.

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

For the years ended December 31, 2005 and 2004, the provision for income taxes reflected credits of $8.8 million and charges of $30.0 million due to changes in the Company’s reserves, respectively, for legacy income tax exposures that were assumed by Moody’s in connection with its separation from Old D&B in October 2000. These tax matters are discussed under “Legacy Tax Matters” below.

Goodwill and Other Intangible Assets

Moody’s evaluates its goodwill for impairment annually or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Moody’s also reviewed the MKMV trade secret for impairment which was reclassified as a finite-lived asset beginning in December 2005. The evaluation of the carrying value of goodwill and the MKMV trade secret requires that the Company make important assumptions and judgments about future operating results and cash flows as well as terminal values and discount rates. In estimating future operating results and cash flows, Moody’s considers internal budgets and strategic plans, expected long-term growth rates, and the effects of external factors and market conditions. If actual future operating results and cash flows or external conditions differ from the Company’s judgments, or if changes in assumed terminal values or discount rates are made, an impairment charge may be necessary to reduce the carrying value of goodwill and the MKMV trade secret, which charge could be material to the Company’s financial position and results of operations. Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Pension and Other Post-Retirement Benefits

The expenses, assets, liabilities and obligations that Moody’s reports for pension and other post-retirement benefits are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

•	future compensation increases, based on the Company’s long-term actual experience and future outlook

•	long-term return on pension plan assets, based on historical portfolio results and the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments)

•	future healthcare cost trends, based on historical market data, near-term outlooks and assessments of likely long-term trends

•	discount rates, based on current yields on high-grade corporate long-term bonds

The discount rate selected to measure the present value of the Company’s benefit obligations as of December 31, 2005 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined.

Moody’s major assumptions vary by plan and assumptions used are set forth in Note 10 to the consolidated financial statements. In determining these assumptions, the Company consults with outside actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s pension and other post-retirement benefits. When actual plan experience differs from the assumptions used, actuarial gains or losses arise which are amortized over the estimated future working life of the plan participants. Total unrecognized actuarial losses for pension plans as of December 31, 2005 were $52.8 million and the Company expects to recognize approximately $3.3 million of such losses in the Company’s 2006 net periodic pension expense.

Differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. The Company recognizes these differences over five years. As of December 31, 2005, the Company has unrecognized plan asset gains of $0.4 million and the recognition of such gains is not expected to have a material impact on future net periodic pension expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2006 operating income (dollars in millions). These effects have been calculated using the Company’s current projections of 2006 assets, liabilities, obligations and expenses related to pension and other post-retirement plans, which could change as updated data becomes available.

	Assumption Used for 2006	Estimated Impact on 2006 Operating Income (Decrease)/Increase
Discount Rate*	5.60% / 5.45%	$(4.4)
Weighted Average Assumed Compensation Growth Rate	4.00%	$1.6
Assumed Long-Term Rate of Return on Pension Assets	8.35%	$(1.0)

* Discount rates of 5.60% and 5.45% are used for pension plans and other post-retirement plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates would not have affected 2006 operating income. Based on current projections, the Company estimates that expenses related to pension and post-retirement plans will be approximately $14.7 million in 2006 compared with $12.3 million (excluding a $3.2 million settlement loss) in 2005. The expected expense increase in 2006 reflects the effects of lower discount rates, normal growth in plan liabilities, the amendment to the Company’s healthcare plan to increase Moody’s share of future costs, higher compensation for the Supplemental Executive Benefit Plan participants, as well as amortization of actuarial losses.

Stock-Based Compensation

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of FASB Statement No. 123”. Therefore, employee stock options granted on and after January 1, 2003 are being expensed by the Company over the current four-year option vesting period (or sooner if employees are at or near retirement eligibility), based on the estimated fair value of the option award on the date of grant. The estimated fair value is calculated based on a Black-Scholes option pricing model using assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company, which is limited. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense.

An increase in the following assumptions would have had the following estimated effect on operating income in 2005 (dollars in millions):

	Assumption Used		Amount of Increase in Assumption	Estimated Impact on Operating Income in 2005 (Decrease)/Increase
Expected Dividend Yield	2003 grants	0.41%	0.10%	$ 0.4
	2004 grants	0.46%
	2005 grants	0.52%
Expected Share Price Volatility	2003 and 2004 grants	30%	5%	$ (4.5)
	2005 grants	23%
Expected Option Holding Period	2003 and 2004 grants	5.0 years	1.0 year	$ (4.1)
	2005 grants	6.0 years

Other Estimates

In addition, there are other accounting estimates within Moody’s consolidated financial statements, including recoverability of deferred tax assets, anticipated dividend distributions from non-U.S. subsidiaries and valuation of investments in affiliates. Management believes the current assumptions and other considerations used to estimate amounts reflected in Moody’s consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in Moody’s consolidated financial statements, the resulting changes could have a material adverse effect on Moody’s consolidated results of operations or financial condition.

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

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

In February 2005, Moody’s Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of common stock for each share of the Company’s common stock outstanding, subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares from 400 million shares to 1 billion shares. At the Company’s Annual Meeting on April 26, 2005, Moody’s stockholders approved the charter amendment. As a result, stockholders of record as of the close of business on May 4, 2005 received one additional share of common stock for each share of the Company’s common stock held on that date (the “Stock Split”). Such additional shares were distributed on May 18, 2005. All prior period share and per share information has been restated to reflect the Stock Split.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Total Company Results

Moody’s revenue for 2005 was $1,731.6 million, an increase of $293.3 million or 20.4% from $1,438.3 million during 2004. Moody’s achieved strong revenue growth in several business sectors, including global structured finance, financial institutions and research, international corporate finance and U.S. public finance.

Revenue in the United States was $1,085.4 million for 2005, an increase of $174.2 million or 19.1% from $911.2 million in 2004. Approximately 85% of the U.S growth was driven by structured finance and research, reflecting strong issuance across all structured asset classes and continued demand for core research products. U.S. financial institutions, public finance and corporate finance contributed to year-to-year growth as well.

Moody’s international revenue was $646.2 million in 2005, an increase of $119.1 million or 22.6% from $527.1 million in 2004. International ratings revenue grew approximately $86 million versus the prior year, with approximately 77% of the growth related to Europe of which financial institutions contributed approximately $31 million of revenue growth primarily due to increased issuance and new ratings relationships. European structured finance, research and corporate finance contributed to growth as well. Favorable foreign currency translation accounted for approximately $7 million of reported international revenue growth.

Moody’s operating, selling, general and administrative expenses of $756.8 million in 2005 were $139.0 million or 22.5% greater than $617.8 million in 2004. Compensation and benefits continue to be Moody’s largest expense, accounting for more than 70% of total expenses in 2005 and 2004. Moody’s increased its overall staffing by approximately 390 people or about 16% during 2005. This increase includes approximately 100 people due to the acquisition of Economy.com in November 2005 and hiring to support business growth mainly in the U.S. and European ratings businesses. The table below shows Moody’s staffing at year-end 2005 compared with year-end 2004.

	December 31, 2005			December 31, 2004
	United States	International	Total	United States	International	Total
Moody’s Investors Service	1,617	867	2,484	1,364	716	2,080
Moody’s KMV	303	74	377	329	68	397

Total	1,920	941	2,861	1,693	784	2,477

Operating expenses were $452.9 million in 2005, an increase of $77.5 million or 20.6% from $375.4 million in 2004. The largest contributor to this increase was growth in compensation and benefits expense of $62.7 million, reflecting compensation increases, increased staffing, higher stock-based compensation expense and $3.2 million for the settlement of certain pension obligations. Moody’s global staffing reflected the acquisition of Economy.com in November 2005 and hiring primarily in the U.S. and European ratings businesses to support business growth. Stock-based compensation expense increased $18.7 million year-to-year. As more fully discussed in Note 2 to the consolidated financial statements, the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made, the effects of a higher share price on the value of the 2005 equity grants versus 2004, and additional expense recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. Outside service fees increased by approximately $7 million of which approximately $6 million relates to information technology investment spending.

Selling, general and administrative expenses were $303.9 million in 2005, an increase of $61.5 million or 25.4% from $242.4 million in 2004. Year-to-year expense increases included growth in compensation and benefits of $29.4 million, reflecting compensation increases, increased staffing in finance and technology support functions and $8.3 million related to stock-based compensation as discussed above. Additionally, as a result of a tax audit by Japanese taxing authorities that was completed in the second quarter of 2005, expenses for 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. Outside service fees increased by approximately $6 million of which approximately $3 million relates to information technology investment spending and about $2 million relates to legal fees.

Operating income of $939.6 million in 2005 rose $153.2 million or 19.5% from $786.4 million in 2004. Favorable foreign currency translation contributed approximately $6 million to operating income growth. Moody’s operating margin for 2005 was 54.3% compared to 54.7% in 2004.

Moody’s reported $4.9 million of interest and other non-operating expense, net in 2005 compared with $15.1 million in 2004. Interest expense was $21.0 million in 2005 and $23.0 million in 2004. The amounts included $20.9 million and $22.8 million of interest expense on Moody’s $300 million of notes payable for 2005 and 2004, respectively. Interest income was $26.0 million in 2005 compared to $6.8 million in 2004. The increase was due to a higher average investment balance as well as an increase in the weighted average yield. Foreign exchange (losses)/gains were ($8.2) million and $1.9 million in 2005 and 2004, respectively. The year-over-year change was primarily due to the appreciation of the U.S. dollar versus the British pound and the euro.

Moody’s effective tax rate was 40.0% in 2005 compared to 44.9% in 2004. The effective tax rates included an $8.8 million in credits and $30.0 million in charges due to changes in reserves in 2005 and 2004, respectively, related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from Old D&B in October 2000 (see “Contingencies – Legacy Tax Matters”, below). Additionally, Moody’s recognized a tax benefit of $3.6 million in 2005 related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Net income was $560.8 million in 2005, an increase of $135.7 million or 31.9% from $425.1 million in 2004. Basic and diluted earnings per share for 2005 were $1.88 and $1.84, respectively, compared to basic and diluted earnings per share of $1.43 and $1.40, respectively, for 2004.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for 2005 was $1,598.9 million, up $281.4 million or 21.4% from $1,317.5 million in 2004. Ratings revenue accounted for $239.8 million of growth with approximately 81% of that growth coming from global structured finance and European financial institutions. Good growth was achieved in a number of other ratings sectors as well as in research. Foreign currency translation accounted for approximately $7 million of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $715.4 million for 2005, an increase of $162.3 million or 29.3% from $553.1 million in 2004. Approximately $129 million of the increase was in the U.S., with the residential mortgage, collateralized debt and commercial mortgage sectors, contributing approximately 88% of this amount. Attractive mortgage products, such as low-adjustable-rate mortgages, as well as rising home prices and continued strength in the new housing market were key drivers in providing assets for residential mortgage securitizations. Demand for collateralized debt obligations increased as an ample supply of collateralized loan obligations and cash flow resecuritizations drove issuance higher. Global commercial mortgage-backed revenue was approximately $119 million, about 47% more than prior year, as record issuance drove revenue growth during the year. International structured finance revenue grew approximately $33 million year-to-year, with Europe contributing about $23 million.

Corporate finance revenue was $321.8 million for 2005, up $22.2 million or 7.4% from $299.6 million in 2004. Revenue increased modestly in the U.S., as declines in high yield revenue largely offset higher revenue from bank loan ratings due to issuance related growth, an increase in first time rated issuers and price increases related in part to Moody’s Enhanced Analysis Initiative. High yield bond issuance declined approximately 31% as many issuers shifted to the leveraged loan markets for financing needs. Conversely, investment grade corporate debt issuance increased about 5% compared to 2004, as numerous large deals came to market in the transportation, energy and technology sectors. International corporate finance revenue increased approximately $18 million or about 19% due to new ratings mandates in Europe and Asia and increased investment grade corporate bond issuance. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $254.6 million for 2005, an increase of $45.7 million or 21.9% from $208.9 million in 2004. In the U.S., revenue grew approximately $11 million, principally due to strength in issuance volume in insurance and a number of new rating assignments in the insurance, finance and securities sectors. Internationally, revenue grew approximately $35 million compared to the prior year period, primarily due to increased issuance and new ratings mandates in Europe. European issuance was particularly strong in the banking and insurance sectors. Price increases, in part related to Moody’s Enhanced Analysis Initiative, also contributed to year-to-year growth in global financial institutions revenue.

Public finance revenue was $91.8 million for 2005, an increase of $9.6 million or 11.7% from $82.2 million for the same period in 2004. Dollar issuance in the municipal bond market was approximately $409 billion or about 14% more than the same period in 2004, as issuers took advantage of low longer-term interest rates and narrow spreads between long and short-term rates, which favored advance refinancings. Refinancings represented approximately 45% of total dollar issuance 2005 as compared to approximately 36% during 2004.

Research revenue of $215.3 million for 2005 was $41.6 million or 23.9% higher than the $173.7 million reported in 2004. Revenue grew by approximately $19 million in the U.S. and about $22 million internationally with Europe accounting for approximately 76% of international growth. Research and analytics services accounted for approximately $26 million of global revenue growth primarily from credit research on corporate and financial institutions and the structured finance related business. Revenue growth from the licensing of Moody’s information to institutional customers for internal use and redistribution was approximately $48 million, an increase of about $13 million, or approximately 37% from the prior year. Research revenue includes the results of Economy.com from November 17, 2005, the acquisition date. Foreign currency translation also contributed about $4 million to growth in international research revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $645.4 million in 2005, an increase of $127.4 million or 24.6% from $518.0 million in 2004. The largest contributor to this increase was growth in compensation and benefits of $86.8 million reflecting compensation increases, increased staffing primarily in the U.S. and European ratings businesses, higher stock-based compensation expense of $25.7 million and $3.2 million for the settlement of certain pension obligations. As a result of a tax audit by Japanese taxing authorities that was completed in the second quarter of 2005, expenses for 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. Outside service fees increased by approximately $13 million of which approximately $9 million relates to information technology investment spending and about $2 million relates to legal fees. Foreign currency translation contributed approximately $1 million to year-to-year growth in reported expenses.

Moody’s Investors Service operating income of $934.9 million in 2005 was up $152.7 million or 19.5% from $782.2 million in 2004. Foreign currency translation contributed approximately $6 million to the year-to-year growth in operating income.

Moody’s KMV

Moody’s KMV revenue of $132.7 million for 2005 was $11.9 million or 9.9% more than the same period in 2004. MKMV’s revenue growth reflected increasing demand from risk products and credit decisioning software and software related consulting. Growth in subscriptions revenue related to credit risk assessment products grew approximately $6 million or about 6% compared to prior year, but was adversely affected by higher cancellation rates, due in part to bank consolidations. In 2005, international revenue accounted for approximately 56% of global revenue.

MKMV’s operating, selling, general and administrative expenses were $111.4 million for 2005, an increase of $11.6 million or 11.6% from $99.8 million for 2004. This increase included $1.3 million related to stock-based compensation, as discussed above. The 2005 expense also included approximately $7 million related to severance costs, the write-off of capitalized software development and a liability for unpaid overtime due to certain employees. MKMV operating income was $4.7 million for 2005 compared with $4.2 million for 2004. Currency translation did not have a significant year-to-year impact on MKMV results.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Total Company Results

Moody’s revenue for 2004 was $1,438.3 million, an increase of $191.7 million or 15.4% from $1,246.6 million for 2003. Moody’s achieved strong revenue growth in a number of business sectors. U.S. structured finance was the largest contributor to year-over-year growth, primarily due to residential mortgage-backed and home equity loan securities. Research experienced robust growth in all geographies. U.S. corporate finance growth was primarily due to revenue related to the ratings of bank credit facilities and high yield issues. Global financial institutions contributed to growth as well, most notably in the U.S. insurance and real estate sectors and the U.S. and European banking sectors.

Revenue in the United States was $911.2 million for 2004, an increase of $115.9 million or 14.6% from $795.3 million for 2003. Approximately $51 million of this increase was due to growth in structured finance. The U.S. residential mortgage-backed and home equity sector was the largest contributor, driven by the favorable interest rate environment and a strong housing market. In addition, approximately $27 million of Moody’s U.S. revenue growth was contributed by corporate finance, primarily reflecting strong activity in the ratings of bank credit facilities and high yield bonds. The U.S. research business unit contributed about $20 million of growth. The financial institutions and MKMV businesses contributed approximately $15 million and $8 million, respectively, to Moody’s United States growth. Public finance revenue in the U.S. declined by approximately $5 million year-to-year, mainly due to a 6% decline in dollar issuance in the municipal bond market.

Moody’s international revenue was $527.1 million in 2004, an increase of $75.8 million or 16.8% from $451.3 million in 2003. Foreign currency translation accounted for approximately $21 million of reported international revenue growth. Ratings revenue grew approximately $46 million, with about $27 million of that growth coming from structured finance. Europe contributed approximately 80% of the growth in international structured finance. Financial institutions and corporate finance contributed approximately $13 million and $6 million, respectively, to revenue growth. Research revenue growth of approximately $23 million was primarily in Europe. MKMV contributed approximately $6 million of revenue growth outside the U.S.

Moody’s operating, selling, general and administrative expenses of $617.8 million in 2004 were $66.9 million or 12.1% greater than $550.9 million in 2003. Compensation and benefits continued to be Moody’s largest expense, accounting for more than 70% of total expenses in 2004 and 2003. Moody’s increased its overall staffing by more than 175 people, or 8%, during 2004 to support continued growth in the business. The table below shows Moody’s staffing at year-end 2004 compared with year-end 2003.

	December 31, 2004			December 31, 2003
	United States	International	Total	United States	International	Total
Moody’s Investors Service	1,364	716	2,080	1,272	662	1,934
Moody’s KMV	329	68	397	304	62	366

Total	1,693	784	2,477	1,576	724	2,300

Operating expenses were $375.4 million in 2004, an increase of $28.1 million or 8% from $347.3 million in 2003. The largest contributor to this increase was growth in compensation and benefits expense of $25 million, reflecting compensation increases, increased staffing and higher stock-based compensation expense. Moody’s global staffing reflected hiring in the specialist teams that support Moody’s Enhanced Analysis Initiative, in several of Moody’s U.S. and international ratings businesses and at Moody’s KMV. Stock-based compensation expense increased $12.3 million year-to-year. As more fully discussed in Note 2 to the consolidated financial statements, the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense principally reflected the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made, as well as the effect of a higher share price on the value of the 2004 equity grants.

Selling, general and administrative expenses were $242.4 million in 2004, an increase of $38.8 million or 19% from $203.6 million in 2003. Year-to-year expense increases included growth in compensation and benefits of $24 million, reflecting compensation increases, increased staffing and $4.7 million related to stock-based compensation as discussed above. Additional increases were due to higher rent and occupancy costs of approximately $4 million to support business expansion and higher professional services costs, including spending of approximately $5 million related to Sarbanes-Oxley compliance.

Operating income of $786.4 million in 2004 rose $123.3 million or 18.6% from $663.1 million in 2003. Foreign currency translation contributed approximately $6 million to operating income growth. Moody’s operating margin for 2004 was 54.7% compared to 53.2% in 2003. The increase in margin principally reflected better-than-expected revenue growth.

Moody’s reported $15.1 million of interest and other non-operating expense, net in 2004 compared with $6.7 million in 2003. The 2003 amount included a gain of $13.6 million from an insurance recovery related to the September 11th tragedy, as discussed in Note 20 to the consolidated financial statements. Interest expense was $23.0 million in 2004 and $23.5 million in 2003. The amounts in both periods included $22.8 million of interest expense on Moody’s $300 million of private placement debt. Interest income was $6.8 million in 2004 compared to $1.7 million in 2003. The increase was due to a higher average investment balance as well as an increase in the weighted average yield. Foreign exchange gains were $1.9 million and $2.2 million in 2004 and 2003, respectively.

Moody’s effective tax rate was 44.9% in 2004 compared to 44.6% in 2003. The 2004 and 2003 effective tax rates included charges aggregating approximately $30.0 million and $16.2 million, respectively, for increases in reserves related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from Old D&B in October 2000 (see “Contingencies – Legacy Tax Matters”, below).

Net income was $425.1 million in 2004, an increase of $61.2 million or 16.8% from $363.9 million in 2003. Basic and diluted earnings per share for 2004 were $1.43 and $1.40, respectively, compared to basic and diluted earnings per share of $1.22 and $1.19, respectively, for 2003.

Segment Results

Moody’s Investors Service

Moody’s Investors Service revenue for 2004 was $1,317.5 million, up $177.3 million or 15.5% from $1,140.2 million in 2003. Good growth was achieved in a number of ratings sectors as well as in research. Foreign currency translation contributed approximately $21 million to reported revenue growth, reflecting the depreciation of the U.S. dollar, mainly versus the euro. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $553.1 million for 2004, an increase of $78.4 million or 16.5% from $474.7 million in the same period of 2003. Approximately $51 million of this increase was in the United States, with the residential mortgage and home equity sector contributing nearly $34 million of this amount. In this sector, growth was driven by increases in mortgage lending and home equity loans due to low interest rates, a strong housing market and gains in market coverage. Good growth was also achieved in U.S. revenue from ratings of collateralized debt obligations (where the count of issues was up approximately 27% versus the prior year) and ratings of commercial mortgage-backed securities (driven by record market issuance). International structured finance revenue grew approximately $27 million; about 80% of the growth was attributable to Europe, with growth in all asset classes. Foreign currency translation contributed approximately $9 million to year-to-year growth in global structured finance revenue. Price increases also contributed to year-to-year growth.

Corporate finance revenue was $299.6 million in 2004, up $32.9 million or 12.3% from $266.7 million in 2003. Revenue grew by approximately $27 million in the United States, reflecting strong growth in ratings of speculative-grade bonds as well as syndicated bank loans and other areas not related to public debt issuance. Price increases also contributed to revenue growth in this sector. These positive impacts were partially offset by the effects of a year-to-year decline in issuance of investment grade securities in the U.S. markets. International corporate finance revenue grew approximately $6 million, with roughly one-half of the growth attributed to foreign currency translation. Underlying revenue growth primarily reflected higher issuance volumes in Asia outside of Japan and Australia. Issuance in Europe was weak compared to 2003. Speculative grade issuance was strong, but investment grade issuance declined year-to-year as improved corporate profitability reduced borrowing needs and mergers and acquisitions remained weak.

Revenue in the financial institutions and sovereign risk group was $208.9 million for 2004, an increase of $27.7 million or 15.3% from $181.2 million in 2003. In the U.S., revenue grew $15 million year-to-year, principally reflecting refinancings in the real estate sector, new relationships in the insurance sector and strong banking issuance as interest rate spreads tightened. Revenue from outside the U.S. grew approximately $13 million over the prior year, primarily in Europe. European growth reflected modest increases in issuance volumes, primarily in the banking sector and good growth from new rating relationships. Foreign currency translation contributed approximately $3 million to revenue growth.

Public finance revenue was $82.2 million for 2004, a decrease of $5.0 million or 5.7% from $87.2 million in 2003. Dollar issuance in the municipal bond market declined 6% versus the same period in 2003, reflecting higher borrowing costs, a reduced pool of debt that was refunded and reduced borrowing needs due to strengthened tax receipts.

Research revenue of $173.7 million for 2004 was $43.3 million or 33.2% higher than the $130.4 million reported in 2003. Revenue grew by approximately $20 million in the U.S. and $16 million in Europe. The strong performance reflected growth in licensing of Moody’s information to financial customers for internal use and redistribution, sales of new products to existing clients and new clients. Foreign currency translation also contributed approximately $6 million to year-to-year growth in reported revenue.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $518.0 million in 2004, an increase of $51.8 million or 11.1% from $466.2 million in 2003. Compensation and benefits expense accounted for $36 million of the expense growth. This increase included $15.0 million related to stock-based compensation, as discussed above. The growth also reflected compensation increases and staffing growth in many areas, including the specialist teams that support Moody’s Enhanced Analysis Initiative. Additionally, rent and occupancy costs increased approximately $5 million due to business expansion. Year-to-year expense growth also includes higher professional services costs. Foreign currency translation contributed approximately $14 million to year-to-year growth in reported expenses. Depreciation and amortization expense was $17.3 million in 2004 versus $15.9 million in 2003.

Moody’s Investors Service operating income of $782.2 million in 2004 was up $124.1 million or 18.9% from $658.1 million in 2003. Foreign currency translation contributed approximately $7 million to the year-to-year growth in operating income.

Moody’s KMV

Moody’s KMV revenue of $120.8 million for 2004 was up $14.4 million or 13.5% from $106.4 million in 2003. Revenue grew by approximately $8 million in the U.S. and approximately $3 million in Europe. About $14 million of MKMV’s global revenue growth was related to subscriptions for its credit risk assessment products, representing high teens percent revenue growth. Sales of MKMV’s credit processing software accounted for approximately $2 million of revenue growth.

MKMV’s operating, selling, general and administrative expenses were $99.8 million for 2004, an increase of $15.1 million or 17.8% from $84.7 million for 2003. The year-to-year increase primarily reflected growth of $13 million in compensation and related expenses. This reflected higher staffing to support the continued growth of the business as well as a $2.0 million increase related to stock-based compensation, as discussed above. Depreciation and amortization expense was $16.8 million and $16.7 million in 2004 and 2003, respectively. MKMV operating income was $4.2 million for 2004 compared with $5.0 million for 2003. The effects of foreign currency translation reduced MKMV reported year-to-year growth in operating income by approximately $2 million.

Market Risk

Moody’s maintains operations in 22 countries outside the United States. Approximately 26% of the Company’s revenue was billed in currencies other than the U.S. dollar in 2005, principally the British pound and the euro. Approximately 30% of the Company’s expenses were incurred in currencies other than the U.S. dollar in 2005, principally the British pound and the euro. As such, the Company is exposed to market risk from changes in foreign exchange rates.

As of December 31, 2005, approximately 18% of Moody’s assets were located outside the U.S. Of Moody’s aggregate cash and cash equivalents of $486.0 million at December 31, 2005, approximately $119 million was located outside the United States (with $84 million in the U.K.), making the Company susceptible to fluctuations in foreign exchange rates. Additionally, of Moody’s aggregate short-term investments of $94.5 million, approximately $18 million was located outside the United States. The effects of changes in the value of foreign currencies relative to the U.S. dollar on assets and liabilities of non-U.S. operations are charged or credited to the cumulative translation adjustment in shareholders’ equity.

Moody’s cash equivalents consist of investments in high quality investment grade securities within and outside the United States. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper. Short-term investments primarily consist of high quality investment grade auction rate securities within the United States. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer.

The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments outstanding as of December 31, 2005. However, the Company continues to assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates or interest rates and may enter into such transactions in the future.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $707.9 million, $526.2 million and $467.0 million for the years ended December 31, 2005, 2004 and 2003.

Moody’s net cash provided by operating activities in 2005 increased by $181.7 million compared with 2004. Contributing to this growth was the increase in net income of $135.7 million, higher non-cash stock-based compensation expense of $27.0 million and higher tax benefits from exercise of stock options of $14.3 million. Improved collection of accounts receivable also benefited cash flow from operations by approximately $40 million.

In addition, timing of quarterly federal, state and international income tax payments and growth in the tax provision for 2005 compared with 2004 contributed $56.7 million to year-to-year growth in cash provided by operating activities. Partially offsetting these benefits were the payment of $46.8 million related to the settlement of legacy tax matters as well as a $38.8 million reduction in year-over-year non-cash legacy income tax expense, as discussed below in “Contingencies — Legacy Tax Matters”.

Moody’s net cash provided by operating activities in 2004 increased by $59.2 million compared with 2003. Contributing to this growth was the increase in net income of $61.2 million, which included increases in non-cash expenses of $17.0 million related to stock-based compensation and $13.8 million related to legacy tax provisions for which cash payments have not yet been made. In addition, cash tax benefits from the exercise of stock options in 2004 exceeded the prior year by $22.6 million. Partially offsetting these sources of cash in 2004 were negative effects due to timing of income tax payments. In 2004, the Company made approximately $47 million of income tax payments related to 2003 tax liabilities. This includes approximately $11 million related to the change in treatment of tax benefits for stock options outstanding prior to the Company’s separation from Old D&B, as discussed in Note 2 to the consolidated financial statements.

Net cash used in investing activities was $150.4 million, $31.3 million and $15.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Spending for property and equipment, internal use software and for development costs for MKMV’s software products totaled $31.3 million, $21.3 million and $17.9 million in 2005, 2004 and 2003, respectively. Net investments in marketable securities totaled $88.9 million, $6.5 million and $(1.4) million in 2005, 2004 and 2003, respectively. The 2005 spending on investments in affiliates included approximately $25 million related to the acquisition of Economy.com, net of cash acquired, and the $3.9 million contingent payment made in the second quarter related to Korea Investors Service. The 2004 amount included approximately $3.5 million related to investments in rating agencies in Russia, Korea, Egypt and India. The 2003 amount included $1.1 million of cash acquired in connection with an increase in the Company’s ownership of Argentine rating agencies.

Net cash used in financing activities was $666.5 million, $162.3 million and $227.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Spending for share repurchases totaled $691.7 million in 2005, $221.3 million in 2004 and $171.7 million in 2003. These amounts were offset in part by proceeds from exercises of stock options of $89.1 million in 2005, $105.0 million in 2004 and $79.0 million in 2003. Dividends paid were $60.3 million, $44.7 million and $26.8 million in 2005, 2004 and 2003, respectively. The increase in dividends reflects a quarterly dividend paid of $0.0375 in the first quarter and $0.055 in the subsequent quarters per share in 2005 versus $0.0375 per share in 2004 and $0.0225 per share in 2003. During 2003, the Company repaid $107.1 million of borrowings that had been outstanding under its bank revolving credit facility at December 31, 2002.

Future Cash Requirements

Moody’s currently expects to fund expenditures as well as liquidity needs created by changes in working capital from internally generated funds. The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2006. Cash requirements for periods beyond the next twelve months will depend among other things on the Company’s profitability and its ability to manage working capital requirements.

The Company currently intends to use a portion of its cash flow to pay dividends, of which the Board of Directors declared a quarterly amount of $0.07 per share on December 13, 2005 payable on March 10, 2006 to shareholders of record at the close of business on February 20, 2006. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

The Company also currently expects to use a significant portion of its cash flow after dividends to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Systematic share repurchases may constitute the majority of the

Company’s potential repurchase activity. Moody’s will also be prepared to act opportunistically when conditions warrant. On October 25, 2005, the Board of Directors authorized an additional $1 billion share repurchase program. The Company’s intent is to return capital to shareholders in a way that serves Moody’s long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

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

Indebtedness

On September 30, 2005, the Company entered into a Note Purchase Agreement and issued and sold through a private placement transaction, $300 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes (“Notes”). The Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Notes were used to refinance $300 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes (“Old Notes”) which matured on September 30, 2005. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. This Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At December 31, 2005, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at December 31, 2005. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At December 31, 2005, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Off-Balance Sheet Arrangements

At December 31, 2005 and 2004, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2005.

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Notes payable (1)	$449.4	$14.9	$29.9	$29.9	$374.7
Operating lease obligations	63.9	16.7	24.0	12.5	10.7
Purchase obligations (2)	6.5	4.3	2.2	—	—

Total	$519.8	$35.9	$56.1	$42.4	$385.4

(1)	Includes $3.7 million of accrued interest as of December 31, 2005 and $145.7 million of interest that will accrue and be due from January 1, 2006 through September 30, 2015, when the notes mature.

(2)	Purchase obligations include contracts for data processing services, data back-up facilities and professional services.

2006 Outlook

Moody’s outlook for 2006 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage borrowing and refinancing activity, securitization levels and capital markets issuance. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from the current outlook.

For Moody’s overall, the Company projects revenue growth in the high single-digit to double-digit percent range for the full year 2006, including a small negative impact from foreign currency translation. Moody’s expects the operating margin after the impact of expensing stock-based compensation to decline by up to 150 basis points in 2006 compared with 2005. This reflects investments the Company is continuing to make to expand internationally, improve analytical processes, pursue ratings transparency and compliance initiatives, introduce new products and improve technology infrastructure.

For 2006, Moody’s projects year-over-year growth in GAAP diluted earnings per share in the high single-digit to double-digit percent range. This expected growth includes the impact of reserve adjustments related to legacy tax matters in 2005, and the expensing of stock-based compensation in both 2005 and 2006. 2006 represents the final year of “phasing” for stock-based compensation, which began in 2003. The impact of expensing stock-based compensation is expected to be in the range of $0.12 - $0.14 per diluted share in 2006, compared to $0.10 per diluted share in 2005.

In the U.S., the Company is forecasting mid-single-digit percent revenue growth for the Moody’s Investors Service ratings and research business unit for the full year 2006. In the U.S. structured finance business, Moody’s expects revenue for the year to rise modestly from the record level of 2005. The Company is projecting a high-teens percent decline from 2005 to 2006 in revenue from residential mortgage-backed securities, including home equity securitization, and notes a divergence in market views about the 2006 outlook for this business. Offsetting this expected decline, Moody’s looks for double-digit year-over-year growth in asset-backed securities, credit derivatives, and commercial mortgage-backed securities.

In the U.S. corporate finance business, the Company believes that modest growth in investment grade issuance, gains in rated share of the syndicated bank loan market, and incremental revenue from the Enhanced Analysis Initiative and new products will more than offset expected flat issuance in the speculative grade bond sector. Overall, Moody’s expects revenue in the U.S. corporate finance business to grow in the low double-digit percent range for the year.

In the U.S. financial institutions sector, the Company projects issuance by banks to increase slightly in 2006 compared with 2005 and issuance by insurers and other financial institutions to be flat or down. However, fee increases partly related to the Enhanced Analysis Initiative, as well as expected new ratings mandates, should produce revenue growth for the year in the low double-digit percent range.

For the U.S. public finance sector, Moody’s believes that rising interest rates will slow refinancing activity and result in lower issuance in 2006 than 2005. The Company forecasts revenue for 2006 declining in the mid-single-digit percent range from the prior year. Moody’s forecasts strong growth in the U.S. research business unit at about twenty percent.

Outside the U.S., the Company expects ratings revenue to grow in the low-teens percent range with high single-digit to mid-teens percent growth in all major business lines. This forecast assumes that foreign currency translation rates will have a modest negative impact on revenue growth for the year. In addition, the outlook assumes low- and mid-teens percentage growth in corporate revenue in Europe and Asia, respectively. For the financial institutions business Moody’s expects to see high single-digit revenue growth in Europe, after a year of very strong issuance in 2005, and low double-digit percent growth in Asia. The Company looks for low teens percentage growth in international structured finance and about twenty percent growth in international research revenue.

For Moody’s KMV globally, the Company expects moderate growth in net sales and revenue from credit risk assessment subscription products, credit decision processing software, and professional services. This should result in mid- to high-single-digit percent growth in revenue with greater growth in profitability.

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities, and other pending matters that it may determine to be appropriate. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.

Legacy Contingencies

Moody’s has exposure to certain potential liabilities assumed in connection with the 2000 Distribution. These contingencies are referred to by Moody’s as “Legacy Contingencies”.

Information Resources, Inc.

An antitrust lawsuit was filed in 1996 by Information Resources, Inc. (“IRI”). A detailed description of this lawsuit was contained in reports previously filed by the Company with the SEC. As previously disclosed, VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation, AC Nielsen (US), Inc., and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), had assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit under the terms of the July 30, 2004 Amended Indemnity and Joint Defense Agreement. As a result of the indemnity obligation, Moody’s did not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties defaulted on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would have required the Company to bear a portion of any amount not paid by the VNU Parties.

On February 16, 2006, the parties to this action signed a settlement agreement, pursuant to which the action will be dismissed with prejudice and releases from liability will be exchanged among the parties. Such releases will also include the Company, although not a defendant in the litigation, as a releasee. Any amounts payable to the plaintiffs in connection with the settlement will be paid by the VNU Parties, and the Company will not be required to contribute any amounts to the settlement payment. The dismissal of the lawsuit is subject to court approval and the releases are being held in escrow pending such approval.

Legacy Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable Internal Revenue Service (“IRS”) rulings on certain tax matters as described in such agreements (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities, also as described in such agreements, after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.

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

In June 2004, New D&B and the IRS conducted a mediation of these issues, at which they reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report, and certain tax refund claims made by Old D&B related to 1995 and 1996. The IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. The settlement was withdrawn by the IRS in November 2004. As a result of these events, the Company increased its reserves for this matter by $30 million in 2004.

In 2005, New D&B, Moody’s, IMS Health and NMR executed a closing agreement with the IRS reflecting terms originally agreed to in June 2004.

After executing the closing agreement, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the tax liability set forth in the agreement. As a result, New D&B and Moody’s each increased its share of the assessment by $7.3 million to $35.5 million and Moody’s paid approximately $34 million of this amount in October of 2005. These events resulted in a net reduction of tax expense of $11.5 million. New D&B anticipates commencing arbitration proceedings against IMS Health and NMR to collect the incremental amounts New D&B and Moody’s were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions which New D&B and IMS Health may take, the Company believes it is likely that New D&B should prevail, but Moody’s cannot predict with certainty the outcome.

In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of the closing agreement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits). In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’ denial of certain tax refunds owing Old D&B for 1993 and 1994.

Moody’s estimates that its remaining share of the potential liability for the Royalty Expense Deductions matter could be up to $16 million after payment pursuant to the closing agreement, which takes into consideration: (1) the state income tax liability connected with the terms of the federal closing agreement and (2) the potential write-off of receivables (for which the Company’s exposure could be up to $9 million as discussed above).

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and has resulted in amortization expense deductions on the tax returns of Old D&B since 1997. These deductions could continue through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 have resulted in the issuance of similar

Examination Reports for the 1999 through 2002 tax years, described below, in which case New D&B has the aforementioned three courses of action. Similar Examination Reports could result for tax years subsequent to 2002.

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $101 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the first paragraph of this “Amortization Expense Deductions” section. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 have resulted in the issuance of similar Examination Reports for the 1999 through 2002 tax years described below. Similar Examination Reports could result for years subsequent to 2002. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS for the potential disallowance of royalty expense deductions could be up to $135 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.

On May 6, 2005, New D&B received a Notice of Proposed Adjustment (“Notice”) from the IRS for the 1999-2002 tax years which (1) disallows amortization expense deductions allocated from the partnership to Old D&B on its 1999 and 2000 tax returns and to New D&B on its 2000, 2001 and 2002 tax returns and (2) disallows certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns. On August 4, 2005, New D&B received an Examination Report (the “August Examination Report”) from the IRS disallowing certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns consistent with the Notice and in addition assessing a twenty percent penalty. New D&B has filed a protest with the IRS Appeals Office regarding the August Examination Report. Currently, the Company does not expect that the Notice or the Examination Report will have a material impact on the legacy tax reserves and the potential future outlays related to legacy tax matters that are discussed below in “Summary of Moody’s Exposure to Three Legacy Tax Matters”.

Moody’s believes that the IRS’ proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Utilization of Capital Losses

In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to the matter concerning utilization of certain capital losses generated by Old D&B during 1989 and 1990. In December 2004, New D&B executed a formal settlement agreement. New D&B received two assessments on this matter during the first quarter of 2005, and is awaiting receipt of the third and final assessment. Moody’s paid its allocated share of the first two assessments consisting of cash payments of $12.8 million ($8.1 million net of expected tax benefits) and the utilization of a tax receivable of approximately $9 million. Moody’s remaining liability at December 31, 2005 was approximately $0.3 million. The amounts paid by Moody’s included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its reserves by $2.7 million due to this disagreement.

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

For the year ended December 31, 2005, the Company recorded an $8.8 million net reversal of reserves of which $2.7 million related to an increase for the Utilization of Capital Losses matter and $11.5 million related to the reversal for the Royalty Expense Deductions described above. The Company has recorded $5.8 million of interest expense related to its legacy tax reserves. Moody’s total net legacy tax reserves were $97 million (consisting of $106 million of tax liabilities, partially offset by the expected utilization of $9 million of tax receivables). The $97 million of expected cash payments consists of $8 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $89 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $252 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.

Dividends

During 2005, the Company paid a quarterly dividend of $0.0375 in the first quarter and $0.055 in each of the three subsequent quarters, per share of Moody’s common stock, resulting in dividends paid per share of $0.2025 during the year. During 2004 and 2003, the Company paid quarterly dividends of $0.0375 and $0.0225 per share, respectively, of Moody’s common stock resulting in total dividends paid per share of $0.15 and $0.09, respectively.

On December 13, 2005, the Board of Directors of the Company approved a quarterly dividend of $0.07 per share of Moody’s common stock, payable on March 10, 2006 to shareholders of record at the close of business on February 20, 2006. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board of Directors.

Common Stock Information

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends paid for the periods shown. The number of registered shareholders of record at January 31, 2006 was 4,401.

	Price Per Share		Dividends Declared Per Share
	High	Low
2004:
First quarter	$35.50	$29.85	$0.0375
Second quarter	35.50	30.87	0.0375
Third quarter	37.21	32.30	0.0375
Fourth quarter	43.86	35.70	0.0375

Year ended December 31, 2004	$43.86	$29.85	$0.15

2005:
First quarter	$44.53	$40.29	$0.055
Second quarter	47.04	39.55	0.055
Third quarter	51.89	44.05	0.055
Fourth quarter	62.50	49.28	0.070

Year ended December 31, 2005	$62.50	$39.55	$0.235

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this Form 10-K, including in the sections entitled “Outlook” and “Contingencies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 19 of this annual report on Form 10-K, under “Legal Proceedings” in Item 3, Part I, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. We caution you not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K for the year ended December 31, 2005, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Item 1A, Part I, of this Form 10-K, elsewhere in this Form 10-K and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. You should be aware that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Moody’s Corporation (“Moody’s” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission (“SEC”) in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/S/    RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

Chairman and Chief Executive Officer

/S/    LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Moody’s Corporation:

We have completed integrated audits of Moody’s Corporation’s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Moody’s Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York

February 28, 2006

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue	$1,731.6	$1,438.3	$1,246.6
Expenses
Operating	452.9	375.4	347.3
Selling, general and administrative	303.9	242.4	203.6
Depreciation and amortization	35.2	34.1	32.6

Total expenses	792.0	651.9	583.5

Operating income	939.6	786.4	663.1

Interest income (expense), net	5.0	(16.2)	(21.8)
Other non-operating (expense) income, net	(9.9)	1.1	15.1

Non-operating expense, net	(4.9)	(15.1)	(6.7)

Income before provision for income taxes	934.7	771.3	656.4
Provision for income taxes	373.9	346.2	292.5

Net income	$560.8	$425.1	$363.9

Earnings per share
Basic	$1.88	$1.43	$1.22

Diluted	$1.84	$1.40	$1.19

Weighted average shares outstanding
Basic	297.7	297.0	297.8

Diluted	305.6	304.7	304.6

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in millions, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$486.0	$606.1
Short-term investments	94.5	7.3
Accounts receivable, net of allowances of $12.7 in 2005 and $14.6 in 2004	421.8	371.7
Other current assets	49.5	50.8

Total current assets	1,051.8	1,035.9
Property and equipment, net	55.4	45.2
Prepaid pension costs	56.4	59.7
Goodwill	152.1	131.7
Intangible assets, net	70.8	70.7
Other assets	70.7	46.1

Total assets	$1,457.2	$1,389.3

Liabilities and shareholders’ equity
Current liabilities:
Notes payable	$—	$300.0
Accounts payable and accrued liabilities	279.8	283.8
Deferred revenue	299.1	266.7

Total current liabilities	578.9	850.5
Non-current portion of deferred revenue	75.7	54.4
Notes payable	300.0	—
Other liabilities	193.2	166.9

Total liabilities	1,147.8	1,071.8

Commitments and contingencies (Notes 15 and 16)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2005 and 2004	3.4	3.4
Capital surplus	240.9	142.3
Retained earnings	1,419.2	939.3
Treasury stock, at cost; 52,604,734 and 45,078,230 shares of common stock at December 31, 2005 and 2004, respectively	(1,353.2)	(777.2)
Accumulated other comprehensive (loss) income	(0.9)	9.7

Total shareholders’ equity	309.4	317.5

Total liabilities and shareholders’ equity	$1,457.2	$1,389.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$560.8	$425.1	$363.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	35.2	34.1	32.6
Stock-based compensation expense	54.8	27.8	10.8
Deferred income taxes	(20.2)	(9.6)	(0.4)
Tax benefits from exercise of stock options	70.2	55.9	33.3
Other	2.2	1.6	0.6
Changes in assets and liabilities:
Accounts receivable	(53.1)	(93.0)	(96.5)
Other current assets and prepaid pension costs	4.3	(11.1)	(13.3)
Other assets	(10.0)	22.9	(0.5)
Accounts payable and accrued liabilities	(16.0)	42.2	46.2
Deferred revenue	52.2	65.1	56.8
Other liabilities	27.5	(34.8)	33.5

Net cash provided by operating activities	707.9	526.2	467.0

Cash flows from investing activities
Capital additions	(31.3)	(21.3)	(17.9)
Purchases of marketable securities	(324.4)	(22.2)	(16.2)
Sales and maturities of marketable securities	235.5	15.7	17.6
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(30.2)	(3.5)	0.8

Net cash used in investing activities	(150.4)	(31.3)	(15.7)

Cash flows from financing activities
Repayment of notes	(300.0)	—	—
Issuance of notes	300.0	—	—
Net repayments of bank borrowings	—	—	(107.1)
Proceeds from stock plans	89.1	105.0	79.0
Cost of treasury shares repurchased	(691.7)	(221.3)	(171.7)
Payment of dividends	(60.3)	(44.7)	(26.8)
Payments under capital lease obligations	(1.3)	(1.3)	(1.1)
Debt issuance costs and related fees	(2.3)	—	—

Net cash used in financing activities	(666.5)	(162.3)	(227.7)

Effect of exchange rate changes on cash and cash equivalents	(11.1)	4.4	5.6

(Decrease) increase in cash and cash equivalents	(120.1)	337.0	229.2
Cash and cash equivalents, beginning of the period	606.1	269.1	39.9

Cash and cash equivalents, end of the period	$486.0	$606.1	$269.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in millions)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity (Deficit)	Comprehensive Income
	Shares	Amount				Shares	Amount
Balance at December 31, 2002	342.9	3.4	43.8	221.8	1.7	(45.2)	(597.7)	(327.0)
Net income				363.9				363.9	$363.9
Dividends				(26.8)				(26.8)
Proceeds from stock plans, including tax benefits			112.3					112.3
Stock-based compensation			10.8					10.8
Net treasury stock activity			(92.2)			(0.4)	(79.5)	(171.7)
Currency translation adjustment					6.4			6.4	6.4

Comprehensive income									$370.3

Balance at December 31, 2003	342.9	3.4	74.7	558.9	8.1	(45.6)	(677.2)	(32.1)
Net income				425.1				425.1	$425.1
Dividends				(44.7)				(44.7)
Proceeds from stock plans, including tax benefits			161.1					161.1
Stock-based compensation			27.8					27.8
Net treasury stock activity			(121.3)			0.5	(100.0)	(221.3)
Currency translation adjustment					2.6			2.6	2.6
Additional minimum pension liability (net of tax of $0.7 million)					(1.0)			(1.0)	(1.0)

Comprehensive income									$426.7

Balance at December 31, 2004	342.9	$3.4	$142.3	$939.3	$9.7	(45.1)	$(777.2)	$317.5

Net income				560.8				560.8	$560.8
Dividends				(80.9)				(80.9)
Proceeds from stock plans, including tax benefits			159.3					159.3
Stock-based compensation			55.0					55.0
Net treasury stock activity			(115.7)			(7.5)	(576.0)	(691.7)
Currency translation adjustment					(7.3)			(7.3)	(7.3)
Additional minimum pension liability (net of tax of $1.8 million)					(2.5)			(2.5)	(2.5)
Derivative instruments (net of tax of $0.5 million)					(0.8)			(0.8)	(0.8)

Comprehensive income									$550.2

Balance at December 31, 2005	342.9	$3.4	$240.9	$1,419.2	$(0.9)	(52.6)	$(1,353.2)	$309.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar and share amounts in millions, except per share data)

Note 1 Description of Business and Basis of Presentation

Moody’s Corporation (“Moody’s” or the “Company”) is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV. Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

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

In February 2005, Moody’s Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of common stock for each share of the Company’s common stock outstanding, subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares from 400 million shares to 1 billion shares. At the Company’s Annual Meeting on April 26, 2005, Moody’s stockholders approved the charter amendment. As a result, stockholders of record as of the close of business on May 4, 2005 received one additional share of common stock for each share of the Company’s common stock held on that date (the “Stock Split”). Such additional shares were distributed on May 18, 2005. All prior period share, per share and equity award information have been restated to reflect the Stock Split.

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies for which the Company has significant influence over operating and financial policies but not a controlling interest are carried on an equity basis. Investments in companies for which the Company does not have the ability to exercise significant influence are carried on the cost basis of accounting.

The Company applies the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) in assessing its interests in variable interest entities to decide whether to consolidate that entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under FIN 46.

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market mutual funds and high-grade commercial paper with maturities of three months or less when purchased. Interest income on cash and cash equivalents and short-term investments was $26.0 million, $6.8 million and $1.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Computer Software

Costs for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. These assets primarily relate to the development of MKMV credit processing software and quantitative credit risk assessment products to be licensed to customers. The capitalized costs generally consist of professional services provided by third parties and compensation costs of employees that develop the software. These costs are amortized on a straight-line basis over three years, which approximates their useful life, and are reported at the lower of unamortized cost or net realizable value.

At December 31, 2005 and 2004, these costs, included in other assets in the consolidated balance sheets, were $4.1 million and $8.9 million, respectively (net of accumulated amortization of $20.3 million and $16.4 million, respectively). Other assets at December 31, 2005 and 2004 also included $3.9 million and $7.5 million, respectively, (net of accumulated amortization of $13.2 million and $9.6 million, respectively) of acquired software resulting from the April 2002 acquisition of KMV. Amortization expense for all such software for the years ended December 31, 2005, 2004, and 2003 was $8.0 million, $7.7 million and $7.3 million, respectively.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Finite-lived intangible assets and other long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill and indefinite- lived intangible assets are tested for impairment annually or more frequently if events or circumstances indicate the assets may be impaired. If the estimated fair value is less than its carrying amount, a loss is recognized.

Stock-Based Compensation

On January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Therefore, employee stock awards granted on and after January 1, 2003 are being expensed by the Company over the vesting period (or sooner if employees are at or near retirement eligibility) based on the estimated fair value of the award on the date of grant. In addition, the Company records expense for the employee stock purchase plan based on the discount from the market price received by the participants.

The consolidated statements of operations include pre-tax compensation expense of $54.8 million in 2005, $27.8 million in 2004 and $10.8 million in 2003, related to grants of stock compensation awards, as well as stock issued under the employee stock purchase plan since January 1, 2003. The 2005 amount includes approximately $9.1 million recorded in the first quarter of 2005 relating to the accelerated expensing of equity grants for employees who are at or near retirement eligibility as defined in the related Company stock plans. The 2005, 2004 and 2003 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively. Had the Company determined such stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share would have been reduced to the pro forma amounts shown below. The pro forma amounts for the year ended December 31, 2005 include the effect of the $9.1 million pre-tax charge discussed above.

	Year Ended December 31,
	2005	2004	2003
Net income:
As reported	$560.8	$425.1	$363.9
Add: Stock-based compensation expense included in reported net income, net of tax	33.3	16.8	6.6
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(38.6)	(28.2)	(20.0)

Pro forma net income	$555.5	$413.7	$350.5

Basic earnings per share:
As reported	$1.88	$1.43	$1.22
Pro forma	$1.87	$1.39	$1.18
Diluted earnings per share:
As reported	$1.84	$1.40	$1.19
Pro forma	$1.82	$1.36	$1.15

The pro forma disclosures shown above are not representative of the effects on net income and earnings per share in future years.

The fair value of stock options used to compute the pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following weighted average assumptions were used for options granted during 2005, 2004 and 2003:

	2005	2004	2003
Expected dividend yield	0.52%	0.46%	0.41%
Expected stock volatility	23%	30%	30%
Risk-free interest rate	4.07%	3.24%	3.03%
Expected holding period	6.0 yrs	5.0 yrs	5.0 yrs

The estimated weighted average fair value per option of Moody’s options granted in 2005, 2004 and 2003 was $12.62, $10.00 and $6.53, respectively.

At the Distribution Date, all unexercised Old D&B stock options were converted into separately exercisable options of Moody’s and New D&B. The 2000 Distribution Agreement provided that, for subsequent exercises of those options, the issuer of the stock rather than the employer would be entitled to the related tax deduction. Accordingly, from the Distribution Date through the 2002 tax year, Moody’s claimed tax deductions when employees of New D&B exercised Moody’s stock options and vice versa.

Beginning with stock option exercises in 2003, Moody’s has changed its tax deductions to conform to an IRS ruling which clarified that the employer should take the tax deduction for option exercises rather than the issuer. The 2000 Distribution Agreement entitles Moody’s to reimbursement from New D&B for the resulting loss of the issuer-based tax deductions. Accordingly, as of December 31, 2005 and 2004, Moody’s has reflected $18.1 million and $23.3 million, respectively, in other current assets and $5.1 million in other assets as of December 31, 2005 related to the amounts due from New D&B. The consolidated statement of cash flows for the year ended December 31, 2003 has been reclassified to reflect this treatment.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. In April 2005, the Securities and Exchange Commission (“SEC”) allowed public companies to delay the implementation of SFAS No. 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. Because the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003, it does not believe that the impact of adoption of SFAS No. 123R will be material to its consolidated results of operations or financial position. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense, in part because the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period (or sooner if employees are at or near retirement eligibility). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total change in cash and cash equivalents will remain the same.

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

Employee Benefit Plans

Moody’s maintains various noncontributory defined benefit pension plans, in which substantially all U.S. employees of the Company are eligible to participate, as well as other contributory and noncontributory retirement and post-retirement plans. The expenses, assets, liabilities and obligations that Moody’s reports for pension and other post-retirement benefits are dependent on many assumptions concerning the outcome of future events and circumstances. Moody’s major assumptions vary by plan and the Company determines these assumptions based on the Company’s long-term actual experience and future outlook as well as consultation with outside actuaries and other advisors where deemed appropriate. If actual results differ from the Company’s assumptions, such differences are deferred and amortized over the estimated future working life of the plan participants. The annual measurement date for the plans is December 31. See Note 10 for a full description of these plans and the accounting and funding policies.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”. As such, revenue is recognized when an arrangement exists, the services have been provided and accepted by the customer, fees are determinable and the collection of resulting receivables is considered probable.

Revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized over the period in which the monitoring is performed. In most areas of the ratings business, the Company charges issuers annual monitoring fees and amortizes such fees ratably over the related one-year period. In the case of commercial mortgage-backed securities, fees that are charged for future monitoring over the life of the related securities are amortized over such lives which averaged approximately 26 years as of December 31, 2005.

In areas where the Company does not separately charge monitoring fees, the Company defers portions of the rating fees that it estimates will be attributed to future monitoring activities and recognizes such fees ratably over the applicable estimated monitoring period. The portion of the revenue to be deferred is based upon a number of factors, including the fair market value of the monitoring services charged for similar securities or issuers. The estimated monitoring period is determined based on factors such as the lives of the rated securities. Currently, the estimated monitoring periods range from one year to ten years.

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

Amounts billed or received in advance of providing the related products or services are classified in accounts payable and accrued liabilities in the consolidated financial statements and reflected in revenue when earned. In addition, the consolidated balance sheets reflect as current deferred revenue amounts that are expected to be recognized within one year of the balance sheet date, and as non-current deferred revenue amounts that are expected to be recognized over periods greater than one year. The majority of the balance in non-current deferred revenue relates to fees for future monitoring of commercial mortgage-backed securities.

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

Foreign Currency Translation

For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these operations, currency translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are reflected in other non-operating (expense) income, net. Transaction (losses) gains were ($8.2) million, $1.9 million and $2.2 million in 2005, 2004 and 2003, respectively.

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, changes in minimum pension liability and derivative instruments. Accumulated comprehensive (loss) income is comprised of currency translation adjustments of $3.4 million and $10.7 million in 2005 and 2004, respectively, additional minimum pension liabilities of ($3.5) million and ($1.0) million in 2005 and 2004, respectively, and derivative instruments of ($0.8) million in 2005. The required disclosures have been included in the consolidated statements of shareholders’ equity.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. Additionally, the Company invests in short-term investments that are carried at fair value. The fair value of the Company’s notes payable, which have a fixed rate of interest, is estimated using discounted cash flow analyses based on the prevailing interest rates available to the Company for borrowings with similar maturities. The carrying amount of the Company’s notes payable was $300.0 million at December 31, 2005 and 2004. Their estimated fair value was $306.3 million and $316.7 million at December 31, 2005 and 2004, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade receivables.

Cash equivalents consist of investments in high quality investment grade securities within and outside the United States. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper. Short-term investments primarily consist of high-grade auction rate securities within the United States. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer. The Company has not engaged in foreign currency hedging transactions nor does the Company have any derivative financial instruments outstanding as of December 31, 2005. However, the Company continues to assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates or interest rates and may enter into such transactions in the future.

Credit is extended to customers based on an evaluation of their financial condition. No customer accounted for 10% or more of accounts receivable at December 31, 2005 or 2004.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation of investments in affiliates, long-lived and intangible assets and goodwill, pension and other post-retirement benefits, stock based compensation, and depreciation and amortization rates for property and equipment and computer software.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Recently Issued Accounting Pronouncements

As discussed in Note 10, in May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. Moody’s has incorporated the effects of the Act into the measurement of plan assets and obligations as of December 31, 2004. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a $0.8 million reduction to the Company’s accumulated post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations reduced the Company’s net periodic post-retirement expense by $0.2 million in 2005.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes”, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides for a special one-time tax deduction relating to a portion of certain foreign earnings that are repatriated in 2004 or 2005. In 2005, the Company repatriated approximately $63 million under the Jobs Act resulting in a reduction of tax expense in 2005 of $3.6 million.

In December 2004, the FASB issued SFAS No. 123R. Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees, based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which had been allowed in SFAS No. 123 as originally issued. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between this statement and certain SEC rules. In April 2005, the SEC allowed public companies to delay the implementation of SFAS No. 123R until the first annual period beginning after June 15, 2005. The Company plans to implement this standard effective January 1, 2006. Because the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003, it does not believe that the impact of adoption of SFAS No. 123R will be material to its consolidated results of operations or financial position. However, Moody’s currently anticipates that its 2006 stock compensation expense will be higher than its 2005 expense, in part because the Company has been phasing in the expensing of annual stock award grants commencing in 2003 over the current four-year stock plan vesting period (or sooner if employees are at or near retirement eligibility). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total change in cash and cash equivalents will remain the same.

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

Note 3 Reconciliation of Weighted Average Shares Outstanding

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Year Ended December 31,
	2005	2004	2003
Basic	297.7	297.0	297.8
Dilutive effect of shares issuable under stock-based compensation plans	7.9	7.7	6.8

Diluted	305.6	304.7	304.6

Options to purchase 0.1 million, 1.5 million and 4.4 million common shares at December 31, 2005, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

Note 4 Short-Term Investments

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and primarily represent auction rate certificates. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to 38 years and one month to eight months as of December 31, 2005 and 2004, respectively. Unrealized holding gains and losses on available-for-sale securities are included in accumulated other comprehensive income, net of applicable income taxes in the consolidated financial statements. During the years ended December 31, 2005, 2004 and 2003 there were no realized gains or losses from sales of available-for-sale securities. As of December 31, 2005 and 2004, there were no unrealized gains or losses from available-for-sale securities.

Note 5 Derivative Instruments And Hedging Activities

On August 23, 2005, the Company entered into forward starting interest rate swap agreements (“Swaps”) with a notional amount of $300 million. These cash flow hedges effectively mitigated the interest rate risk from August 23, 2005 to September 22, 2005, the pricing date for the newly issued fixed rate ten-year $300 million Senior Unsecured Notes due 2015 (see Note 13). On September 22, 2005, the Company terminated all the Swaps resulting in a payment of $1.3 million. Under hedge accounting this amount was deferred in other comprehensive (loss) income and will be amortized as an adjustment to interest expense over the ten-year life of the Senior Unsecured Notes. At December 31, 2005 and 2004, the Company had no outstanding derivative instruments. As of December 31, 2005, the Company has included in accumulated other comprehensive loss an unamortized Swap loss of $1.3 million ($0.8 million net of tax), of which $0.1 million will be reclassified to interest expense in the next 12 months.

Note 6 Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2005	2004
Land, building and building improvements	$25.8	$25.4
Office and computer equipment	53.7	48.1
Office furniture and fixtures	25.4	23.0
Internal-use computer software	41.4	30.7
Leasehold improvements	44.0	35.1

Property and equipment, at cost	190.3	162.3
Less: accumulated depreciation and amortization	(134.9)	(117.1)

Property and equipment, net	$55.4	$45.2

The consolidated statements of operations reflect depreciation and amortization expense related to the above assets of $20.4 million, $19.5 million and $18.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 7 Acquisitions

Economy.com

In November 2005, the Company acquired Economy.com, a leading independent provider of economic research and data services, for $27.7 million, including transaction fees and expenses. The acquisition will deepen Moody’s analytical capabilities to broader areas of economic and demographic research, expand the range of products and services offered to institutional customers and introduce new customers to Moody’s. It will provide Economy.com with access to Moody’s extensive client base, deep product marketing capabilities and other resources needed to expand its business. The transaction was funded by cash on hand and resulted in additional goodwill of $20.3 million.

Korea Investors Service

In December 2001, the Company increased its investment in Korea Investors Service (“KIS”) to just over 50%, at a cost of $9.6 million with a contingent payment based on KIS net income for the three-year period ended December 31, 2004. The $3.9 million contingent payment, which was reflected in goodwill and accrued liabilities as of December 31, 2004, was paid in the second quarter of 2005 and is reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 2005.

Note 8 Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill for the periods indicated:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Beginning balance	$7.6	$124.1	$131.7	$2.3	$124.1	$126.4
Additions	20.3	—	20.3	4.9	—	4.9
Other	0.1	—	0.1	0.4	—	0.4

Ending balance	$28.0	$124.1	$152.1	$7.6	$124.1	$131.7

The following table summarizes intangible assets at the dates indicated:

	December 31,
	2005	2004
Customer lists (11.3 year original weighted average life)	$60.2	$58.0
Accumulated amortization	(21.2)	(15.9)

Net customer lists	39.0	42.1

MKMV trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(0.2)	—

Net trade secret	25.3	25.5

Other amortizable intangible assets (5.1 year original weighted average life)	12.9	8.2
Accumulated amortization	(6.4)	(5.1)

Net other amortizable intangible assets	6.5	3.1

Total intangible assets	$70.8	$70.7

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $6.8 million, $6.9 million and $7.0 million, respectively. In December 2005, the Company began amortizing the MKMV trade secret over 12 years.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2006	$9.7
2007	9.0
2008	7.8
2009	7.0
2010	7.0
Thereafter	$30.3

Note 9 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2005	2004
Accounts payable	$6.8	$2.9
Accrued income taxes (see Note 12)	41.9	75.5
Accrued compensation and benefits	138.8	128.7
Accrued professional fees	11.5	9.7
Accrued interest expense	3.7	5.7
Advance payments	10.3	13.3
Other	66.8	48.0

Total	$279.8	$283.8

Accrued compensation and benefits included accrued incentive compensation of approximately $92 million at December 31, 2005 and $83 million at December 31, 2004. Funding and related expense for Moody’s incentive compensation plans are primarily based on year-to-year growth in operating income and, to a lesser extent, earnings per share, for Moody’s senior management and annual results compared to budget for the Moody’s Investors Service professional staff and for Moody’s KMV.

Note 10 Pension and Other Post-Retirement Benefits

Moody’s maintains both funded and unfunded noncontributory defined benefit pension plans in which substantially all U.S. employees of the Company are eligible to participate. The plans provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives.

The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. At December 31, 2004, the accounting for the healthcare plans anticipated future cost-sharing changes which require retirees to pay for all future increases in plan costs in excess of the amount of the per person company contribution in the year 2005. In November 2005, the Company increased its future share of the costs and as a result remeasured the healthcare plan as of the date of the plan amendment, the effects of which were not material to the results of operations.

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

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Act provides new government subsidies for companies that provide prescription drug benefits to retirees. In January 2005, the Centers for Medicare and Medicaid Services published final regulations implementing major provisions of the Act resulting in a $0.8 million reduction to the Company’s accumulated other post-retirement benefit obligation. The adoption of FSP 106-2 and the final regulations reduced the Company’s net periodic post-retirement expense by $0.2 million in 2005.

Following is a summary of the activity related to the Post-Retirement Plans for the years ended December 31, 2005 and 2004, as well as the status of the plans at December 31, 2005. The Company uses a December 31 measurement date for its Post-Retirement Plans.

	Pension Plans		Other Post- Retirement Plans
	2005	2004	2005	2004
Change in benefit obligation
Projected benefit obligation, beginning of the period	$(109.8)	$(79.7)	$(7.4)	$(6.1)
Service cost	(10.1)	(8.3)	(0.6)	(0.5)
Interest cost	(6.2)	(5.1)	(0.4)	(0.4)
Benefits paid*	7.6	0.8	0.2	0.3
Plan amendments	—	(3.5)	(0.6)	—
Impact of Medicare Part D	—	—	0.5	0.4
Actuarial loss	(3.6)	(1.0)	—	(0.4)
Assumption changes	(5.2)	(13.0)	(0.5)	(0.7)

Projected benefit obligation, end of the period	$(127.3)	$(109.8)	$(8.8)	$(7.4)

Change in plan assets
Fair value of plan assets, beginning of the period	$95.7	$86.1	$—	$—
Actual return on plan assets	7.3	10.4	—	—
Benefits paid*	(7.6)	(0.8)	(0.3)	(0.3)
Contributions	6.7	—	0.3	0.3

Fair value of plan assets, end of the period	$102.1	$95.7	$—	$—

Reconciliation of funded status to total amount recorded on balance sheet
Funded status of the plans	$(25.2)	$(14.1)	$(8.8)	$(7.4)
Unrecognized actuarial loss	52.4	48.6	1.1	1.1
Unrecognized prior service cost	4.9	5.3	0.9	0.3

Net amount recognized	$32.1	$39.8	$(6.8)	$(6.0)

Amounts recorded on the consolidated balance sheets
Prepaid pension cost	$56.4	$59.7	$—	$—
Pension and post-retirement benefits liability	(35.4)	(27.2)	(6.8)	(6.0)
Intangible asset	5.1	5.6	—	—
Accumulated other comprehensive loss	6.0	1.7	—	—

Net amount recognized	$32.1	$39.8	$(6.8)	$(6.0)

*Includes $6.3 million of lump sum cash settlement payments.

The pension plan amendment charge in 2004 relates to additional participants admitted to the Supplemental Executive Benefit Plan. The other post-retirement plan amendment charge in 2005 relates to the increase of the Company’s future share of healthcare plan costs as previously discussed.

During 2005 and 2004, the Company recorded charges to other comprehensive loss related to additional minimum pension liability adjustments totaling $4.3 million and $1.7 million, respectively ($2.5 million and $1.0 million net of tax, respectively), resulting in accumulated other comprehensive loss due to minimum pension liability adjustments of $6.0 million and $1.7 million at December 31, 2005 and 2004, respectively ($3.5 million and $1.0 million net of tax, respectively).

The accumulated benefit obligation related to the pension plans totaled $97.9 million and $79.3 million as of December 31, 2005 and 2004.

	Pension Plans			Other Post- Retirement Plans
	2005	2004	2003	2005	2004	2003
Components of net periodic expense
Service cost	$10.1	$8.3	$6.9	$0.6	$0.6	$0.4
Interest cost	6.2	5.1	4.1	0.4	0.4	0.3
Expected return on plan assets	(8.2)	(8.0)	(7.7)	—	—	—
Amortization of net actuarial loss from earlier periods	2.6	1.4	1.2	—	—	—
Amortization of unrecognized prior service costs	0.5	0.2	0.2	0.1	0.1	0.2
Settlement loss	3.2	—	—	—	—	—

Net periodic expense	$14.4	$7.0	$4.7	$1.1	$1.1	$0.9

The settlement loss in 2005 relates to the election of a lump sum payment of pension benefits to settle an unfunded pension obligation.

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2005	2004
Projected benefit obligation	53.3	47.6
Accumulated benefit obligation	34.0	27.2
Fair value of plan assets	—	—

Additional Information:

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Post- Retirement Plans
	2005	2004	2005	2004
Discount rate	5.60%	5.90%	5.45%	5.90%
Rate of compensation increase	4.00%	4.00%	—	—
Cash balance accumulation/conversion rate	4.75%	5.00%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.90%	6.25%	6.75%	5.90%	6.25%	6.75%
Expected return on plan assets	8.35%	8.35%	8.10%	—	—	—
Rate of compensation increase	4.00%	3.91%	3.91%	—	—	—
Cash balance accumulation/conversion rate	5.00%	5.00%	5.00%	—	—	—

For 2005, the Company used an assumed return on assets of approximately 8.35% for Moody’s funded pension plan, which was determined based on explicit long-term return assumptions for each major asset class within the plan portfolio. Moody’s works with third party consultants to determine assumptions for long-term rates of return for the asset classes that are included in the pension plan investment portfolio. These return assumptions reflect a long-term time horizon. They also reflect a combination of historical performance analysis and forward-looking views of the financial markets including consideration of inflation, current yields on long-term bonds and price-earnings ratios of the major stock market indices.

Assumed Healthcare Cost Trend Rates at December 31:

	2005		2004		2003
	Pre-age 65	post- age 65	Pre-age 65	post- age 65	Pre- and post- age 65
Healthcare cost trend rate assumed for the following year	10.0%	12.0%	11.0%	13.0%	10.0%
Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%	5.0%	6.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2013	2013	2008

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

Plan Assets

The assets of the funded pension plan were allocated among the following categories at December 31, 2005 and 2004:

	Percentage of Plan Assets at December 31,
Asset Category	2005	2004
Equity securities	75%	73%
Debt securities	16%	18%
Real estate	9%	9%

Total	100%	100%

Moody’s investment objective for the assets in the funded pension plan is to earn total returns that will minimize future contribution requirements over the long run within a prudent level of risk. The Company’s current pension plan asset allocation targets are for approximately seventy percent of assets to be invested in equity securities, diversified across U.S. and non-U.S. stocks of small, medium and large capitalization, twenty percent in investment grade bonds and the remainder in real estate funds. The use of derivatives to leverage the portfolio or otherwise is not permitted. The Company’s monitoring of the plan includes ongoing reviews of investment performance, annual liability measurements, periodic asset/liability studies and investment portfolio reviews.

Moody’s other Post-Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company contributed $6.7 million to its unfunded pension plans during the year ended December 31, 2005 primarily related to a lump sum payment of pension benefits and made no significant contributions to its pension plans during the year ended December 31, 2004. The Company also contributed $0.3 million to its other post-retirement plans during both the years ended December 31, 2005 and 2004. The Company presently anticipates contributing $0.9 million to its unfunded pension plans and $0.3 million to its other post-retirement plans during 2006.

Estimated Future Benefits Payable

Estimated future benefits payments for the Post-Retirement Plans are as follows at December 31, 2005:

Year ending December 31,	Pension Plans	Other Post- Retirement Plans*
2006	$2.6	$0.3
2007	3.1	0.4
2008	3.4	0.4
2009	3.6	0.5
2010	4.5	0.5
Next five years to December 31, 2015	33.5	3.1

* The estimated future benefits payable for the Post-Retirement Plans are reflected net of the expected Medicare Part D subsidy for which the subsidy is insignificant on an annual basis for all the years presented.

Profit Participation Plan

Moody’s has a profit participation plan (the “Plan”) covering substantially all U.S. employees. The Plan provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay, subject to the federal limit. Moody’s contributes an amount equal to 50% of employee contributions, with Moody’s contribution limited to 3% of the employee’s pay. Moody’s makes additional contributions to the Plan that are based on year-to-year growth in the Company’s earnings per share. Expense associated with this plan was $15.3 million, $15.0 million and $18.3 million in 2005, 2004 and 2003, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees in the form of defined contribution plans. Company contributions are primarily determined as a percentage of employees’ eligible compensation. Expense related to these plans for the years ended December 31, 2005, 2004 and 2003 was approximately $3.1 million, $3.4 million and $2.1 million, respectively.

In addition, the Company also maintains an unfunded defined benefit pension plan for its German employees, which was closed to new entrants in 2002. The pension liability recorded related to this plan was $2.6 million, $2.4 million and $2.1 million based on the discount rate of 4.15%, 5.00% and 5.25% at December 31, 2005, 2004 and 2003, respectively. Expense related to this plan for the years ended December 31, 2005, 2004 and 2003 was approximately $0.6 million, $0.4 million and $0.3 million, respectively. These amounts are not included in the tables above.

Note 11 Stock-Based Compensation Plans

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

Under the 1998 Plan, 33,000,000 shares of the Company’s common stock were reserved for issuance. The 1998 Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the 1998 Plan is determined by the Board of Directors at the date of the grant and has principally been four years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. For incentive stock options granted to a shareholder of more than 10% of the Company’s outstanding stock, the exercise price per share cannot be less than 110% of the fair market value of the Company’s common stock at the date of grant. The 1998 Plan also provides for the granting of restricted stock.

The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”) was approved by the Company’s Board of Directors in March 2004 and by the Company’s shareholders in April 2004. Under the 2001 Plan, 25,600,000 shares of common stock have been reserved for issuance. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The 2001 Plan provides that options are exercisable not later than ten years from the grant date. The vesting period for awards under the 2001 Plan is determined by the Board of Directors at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Unlike the 1998 Plan, the 2001 Plan also provides that consultants to the Company or any of its affiliates are eligible to be granted options. The 2001 Plan also provides for the granting of restricted stock. The total number of shares available for grants of awards other than stock options is limited to 5,000,000 shares.

The Company maintains a stock plan for its Board of Directors, the 1998 Directors Plan (the “Directors Plan”), which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined by the Board of Directors at the date of the grant and is generally one year for options and three years for restricted stock. Under the Directors Plan, 800,000 shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors Plan.

In February 2006, Moody’s awarded long-term, equity-based compensation as a mix of stock options and restricted stock. The aggregate grants were approximately 2.2 million options and 0.7 million shares of restricted stock under the 2001 Plan, and approximately 0.8 million options and 0.2 million shares of restricted stock under the 1998 Plan. The options and a portion of the restricted stock vest ratably over four years (or sooner if employees are at or near retirement eligibility). The remaining restricted stock will vest over a period of three to five years, depending on growth in the Company’s operating income.

Also in February 2006, Directors of the Company were granted approximately 11,000 shares of restricted stock under the Directors Plan.

Below is a summary of restricted shares that Moody’s granted in 2005, 2004 and 2003:

	2005	2004	2003
Restricted shares granted	0.9	0.8	0.03
Weighted average fair value at grant date	$42.11	$32.79	$21.02

Changes in stock options for the three years ended December 31, 2005 are summarized below:

	Number Outstanding	Weighted Average Exercise Price
Options outstanding, December 31, 2002	30.5	13.82
Granted	7.2	21.37
Exercised	(6.2)	11.94
Surrendered or retired	(1.2)	16.34

Options outstanding, December 31, 2003	30.3	15.89

Granted	4.6	32.67
Exercised	(7.2)	13.74
Surrendered or retired	(1.4)	22.94

Options outstanding, December 31, 2004	26.3	19.08

Granted	4.2	42.12
Exercised	(5.7)	15.13
Surrendered or retired	(1.1)	28.65

Options outstanding, December 31, 2005	23.7	$23.62

Below is a summary of Moody’s stock options held by Moody’s employees and by New D&B employees and retirees as of each date:

	Moody’s Employees	New D&B Employees and Retirees
Options outstanding at:
December 31, 2003	25.1	5.2
December 31, 2004	23.2	3.1
December 31, 2005	21.5	2.2

The following table summarizes additional information about stock options outstanding at December 31, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$8.08-$11.98	2.9	3.1	$10.41
$12.56-$14.06	4.3	3.7	$13.76
$18.09-$21.27	8.9	6.5	$20.66
$26.02-$37.13	3.6	8.1	$32.41
$40.43-$61.48	4.0	9.2	$42.17

Total	23.7

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$8.08-$11.98	2.9	$10.41
$12.56-$14.06	4.3	$13.76
$18.09-$21.27	4.7	$20.50
$26.02-$37.13	0.8	$32.38
$40.43-$61.48	—

Total	12.7

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

Note 12 Income Taxes

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$234.6	$240.7	$199.7
State and local	89.8	70.8	63.6
Non-U.S	69.7	44.3	35.3

Total current	394.1	355.8	298.6

Deferred:
Federal	(15.0)	(6.9)	(3.8)
State and local	(5.4)	(2.3)	(1.5)
Non-U.S	0.2	(0.4)	(0.8)

Total deferred	(20.2)	(9.6)	(6.1)

Total provision for income taxes	$373.9	$346.2	$292.5

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	5.9	5.8	6.2
U.S. taxes on foreign income	0.3	0.3	0.3
Legacy tax items	(0.3)	4.3	3.0
Jobs Act repatriation benefit	(0.4)	—	—
Other	(0.5)	(0.5)	0.1

Effective tax rate	40.0%	44.9%	44.6%

Income taxes paid were $355.6 million, $300.1 million and $210.6 million in 2005, 2004 and 2003, respectively.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Current:
Accounts receivable allowances	$4.8	$6.1
Accrued compensation and benefits	4.9	4.9
Other	2.4	1.3

Total current	12.1	12.3

Non-current:
Depreciation and amortization	8.3	8.1
Stock-based compensation	28.5	10.2
Benefit plans	16.6	15.1
State taxes	2.9	1.9
Accrued legacy and other liabilities	5.4	3.2
Other	4.2	4.3

Total non-current	65.9	42.8

Total deferred tax assets	78.0	55.1

Deferred tax liabilities:
Current:
Prepaid expenses	(1.8)	(1.6)

Total current	(1.8)	(1.6)

Non-current:
Prepaid pension costs	(23.8)	(25.3)
Amortization of intangible assets and capitalized software	(11.3)	(9.7)
Other	(0.7)	(4.8)

Total non-current	(35.8)	(39.8)

Total deferred tax liabilities	(37.6)	(41.4)

Net deferred tax asset	$40.4	$13.7

The current deferred tax assets, net of current deferred tax liabilities, as well as prepaid taxes of $1.0 million for both December 31, 2005 and 2004 are included in other current assets in the consolidated balance sheets. Non-current tax receivables of $2.6 million for both December 31, 2005 and 2004 are included in other assets. The net effect of non-current deferred tax assets and non-current deferred tax liabilities is included in other assets at December 31, 2005 and 2004. For the year ended December 31, 2005, a valuation allowance of $0.7 million was established against capital loss carryovers. No valuation allowances were established against any other deferred assets for December 31, 2005 and 2004, as management has determined, based on the Company’s history of prior and current levels of operating earnings, that none should be provided.

At December 31, 2005, undistributed earnings of non-U.S. subsidiaries aggregated approximately $116 million. It is assumed that earnings from the United Kingdom, France, Germany, Spain, Italy and Japan will be remitted to the U.S. on a regular basis. As such incremental deferred U.S. taxes related to anticipated distributions have been provided in the consolidated financial statements. For the year ended December 31, 2005, Moody’s recognized a benefit of $3.6 million related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004. Deferred tax liabilities have not been recognized for approximately $12.9 million of undistributed foreign earnings that management intends to permanently reinvest outside the U.S. If all such undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal and foreign income taxes payable, net of foreign tax credits, would be approximately $1.4 million.

Note 13 Indebtedness

On September 30, 2005, the Company entered into a Note Purchase Agreement and issued and sold through a private placement transaction, $300 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes (“Notes”). The Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Notes were used to refinance $300 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes (“Old Notes”) which matured on September 30, 2005. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the prepaid principal. Interest paid under the Notes and Old Notes was $22.8 million for each of the years ended December 31, 2005, 2004 and 2003. Total interest expense was $21.0 million, $23.0 million and $23.5 million, respectively for the years ended December 31, 2005, 2004 and 2003.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. This Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At December 31, 2005, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at December 31, 2005. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility.

Interest paid under Moody’s previous revolving credit facilities for the year ended December 31, 2003 was $0.6 million. No interest was paid under the Company’s facilities for the years ended December 31, 2005 and 2004 as no borrowings were outstanding during those years.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an interest coverage ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At December 31, 2005, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Note 14 Capital Stock

Authorized Capital Stock

The total number of shares of all classes of stock that the Company has authority to issue under its Restated Certificate of Incorporation is 1,020,000,000 shares with a par value of $0.01, of which 1,000,000,000 are shares of common stock, 10,000,000 are shares of preferred stock and 10,000,000 are shares of series common stock. The preferred stock and series common stock can be issued with varying terms, as determined by the Board of Directors.

In February 2005, Moody’s Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of common stock for each share of the Company’s common stock outstanding, subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares from 400 million shares to 1 billion shares. At the Company’s Annual Meeting on April 26, 2005, Moody’s stockholders approved the charter amendment. As a result, stockholders of record as of the close of business on May 4, 2005 received one additional share of common stock for each share of the Company’s common stock held on that date. Such additional shares were distributed on May 18, 2005. All prior period share and per share information has been restated to reflect the Stock Split.

Rights Agreement

The Company has a Rights Agreement designed to protect its shareholders in the event of unsolicited offers to acquire the Company and coercive takeover tactics that, in the opinion of the Board of Directors, could impair its ability to represent shareholder interests. Under the Rights Agreement, each share of common stock has a right that trades with the stock until the right becomes exercisable. Pursuant to the provisions of the Rights Agreement, after giving effect to the Stock Split, the number of rights associated with each share of common stock shall be adjusted so that each share of common stock will have associated with it one-half of a right. Each right entitles the registered holder to purchase 1/1000 of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $100 per 1/1000 of a share, subject to adjustment. The rights will generally not be exercisable until a person or group (“Acquiring Person”) acquires beneficial ownership of, or commences a tender offer or exchange offer that would result in such person or group having beneficial ownership of, 15% or more of the outstanding common stock at such time.

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

Share Repurchase Program

On October 25, 2005, the Board of Directors authorized an additional $1 billion share repurchase program. There is no established expiration date for this authorization. During November 2005, the Company completed its previous $600 million program, which had been authorized by the Board of Directors in May 2004. During June 2004, the Company completed its previous $450 million program, which had been authorized by the Board of Directors in October 2002.

During 2005, Moody’s repurchased 13.5 million shares at an aggregate cost of $691.7 million and issued 6.1 million shares of stock under employee stock compensation plans. Since becoming a public company in October 2000 and through December 31, 2005, Moody’s has repurchased 66.4 million shares at a total cost of $1.8 billion, including 32.1 million shares to offset issuances under employee stock compensation plans.

Dividends

During 2005, the Company paid a quarterly dividend of $0.0375 in the first quarter and $0.055 in each of the three subsequent quarters, per share of Moody’s common stock, resulting in dividends paid per share of $0.2025 during the year. During 2004 and 2003, the Company paid quarterly dividends of $0.0375 and $0.0225 per share, respectively, of Moody’s common stock resulting in total dividends paid per share of $0.15 and $0.09, respectively.

On December 13, 2005, the Board of Directors of the Company approved a quarterly dividend of $0.07 per share of Moody’s common stock, payable on March 10, 2006 to shareholders of record at the close of business on February 20, 2006. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board of Directors.

Note 15 Lease Commitments

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next nine years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next four years. Rent expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was $21.5 million, $15.1 million and $13.3 million, respectively.

The approximate minimum rent for leases that have remaining or original noncancelable lease terms in excess of one year at December 31, 2005 is as follows:

Year Ending December 31,	Operating Leases
2006	$16.7
2007	12.8
2008	11.2
2009	8.6
2010	3.9
Thereafter	10.7

Total minimum lease payments	$63.9

Note 16 Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities, and other pending matters that it may determine to be appropriate. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements and periodically adjusts these reserves as appropriate. In other instances, because of the uncertainties related to both the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.

Legacy Contingencies

Moody’s has exposure to certain potential liabilities assumed in connection with the 2000 Distribution. These contingencies are referred to by Moody’s as “Legacy Contingencies”.

Information Resources, Inc.

An antitrust lawsuit was filed in 1996 by Information Resources, Inc. (“IRI”). VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation, AC Nielsen (US), Inc., and Nielsen Media Research, Inc. (“NMR”) (collectively, the “VNU Parties”), had assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit under the terms of the July 30, 2004 Amended Indemnity and Joint Defense Agreement. As a result of the indemnity obligation, Moody’s did not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties defaulted on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would have required the Company to bear a portion of any amount not paid by the VNU Parties.

On February 16, 2006, the parties to this action signed a settlement agreement, pursuant to which the action will be dismissed with prejudice and releases from liability will be exchanged among the parties. Such releases will also include the Company, although not a defendant in the litigation, as a releasee. Any amounts payable to the plaintiffs in connection with the settlement will be paid by the VNU Parties, and the Company will not be required to contribute any amounts to the settlement payment. The dismissal of the lawsuit is subject to court approval and the releases are being held in escrow pending such approval.

Legacy Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable Internal Revenue Service (“IRS”) rulings on certain tax matters as described in such agreements (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities, also as described in such agreements, after New D&B and/or Moody’s pays the first $137 million, which amount was paid in connection with the matter described below as “Utilization of Capital Losses”.

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

In June 2004, New D&B and the IRS conducted a mediation of these issues, at which they reached a basis for settlement with regard to the Royalty Report for 1995 and 1996, the Reallocation Report, and certain tax refund claims made by Old D&B related to 1995 and 1996. The IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. The settlement was withdrawn by the IRS in November 2004. As a result of these events, the Company increased its reserves for this matter by $30 million in 2004.

In 2005 New D&B, Moody’s, IMS Health and NMR executed a closing agreement with the IRS reflecting terms originally agreed to in June 2004.

After executing the closing agreement, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the tax liability set forth in the agreement. As a result, New D&B and Moody’s each increased its share of the assessment by $7.3 million to $35.5 million and Moody’s paid approximately $34 million of this amount in October of 2005. These events resulted in a net reduction of tax expense of $11.5 million. New D&B anticipates commencing arbitration proceedings against IMS Health and NMR to collect the incremental amounts New D&B and Moody’s were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions which New D&B and IMS Health may take, the Company believes it is likely that New D&B should prevail, but Moody’s cannot predict with certainty the outcome.

In addition, the Second Royalty Report and the Second Reallocation Report, which were not part of the closing agreement with the IRS, have not been resolved. Moody’s estimates that its share of the potential required payment to the IRS for this matter is $0.1 million (including penalties and interest, and net of tax benefits). In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’ denial of certain tax refunds owing Old D&B for 1993 and 1994.

Moody’s estimates that its remaining share of the potential liability for the Royalty Expense Deductions matter could be up to $16 million after payment pursuant to the closing agreement which takes into consideration: (1) the state income tax liability connected with the terms of the federal closing agreement and (2) the potential write-off of receivables (for which the Company’s exposure could be up to $9 million as discussed above).

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction. This transaction was entered into in 1997 and has resulted in amortization expense deductions on the tax returns of Old D&B since 1997. These deductions could continue through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. New D&B disagrees with the position taken by the IRS and can either: (1) accept and pay the IRS assessment; (2) challenge the assessment in U.S. Tax Court; or (3) challenge the assessment in U.S. District Court or the U.S. Court of Federal Claims, where in either case payment of the disputed amount would be required in connection with such challenge. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 have resulted in the issuance of similar Examination Reports for the 1999 through 2002 tax years, described below, in which case New D&B has the aforementioned three courses of action. Similar Examination Reports could result for tax years subsequent to 2002.

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s current potential exposure could be up to $101 million (including penalties and interest, and net of tax benefits). This exposure could increase by approximately $3 million to $6 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization deductions on its tax returns.

In the April Examination Reports, the IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with the positions taken by the IRS and can take any of the three courses of action described in the first paragraph of this “Amortization Expense Deductions” section. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 have resulted in the issuance of similar Examination Reports for the 1999 through 2002 tax years described below. Similar Examination Reports could result for years subsequent to 2002. Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share of New D&B’s payments to the IRS for the period from 1997 through the Distribution Date. Moody’s estimates that its share of the potential exposure to the IRS for the potential disallowance of royalty expense deductions could be up to $135 million (including penalties and interest, and net of tax benefits). Moody’s also could be obligated for future interest payments on its share of such liability.

New D&B had filed protests with the IRS Appeals Office regarding the April Examination Reports. In September 2004, the IRS Appeals Office remanded the case to the IRS examination office for further development of the issues. New D&B has reopened discussion of the issues with the examination office.

On May 6, 2005, New D&B received a Notice of Proposed Adjustment (“Notice”) from the IRS for the 1999-2002 tax years which (1) disallows amortization expense deductions allocated from the partnership to Old D&B on its 1999 and 2000 tax returns and to New D&B on its 2000, 2001 and 2002 tax returns and (2) disallows certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns. On August 4, 2005, New D&B received an Examination Report (the “August Examination Report”) from the IRS disallowing certain royalty expense deductions claimed by Old D&B on its 1999 and 2000 tax returns and by New D&B on its 2000, 2001 and 2002 tax returns consistent with the Notice and in addition assessing a twenty percent penalty. New D&B has filed a protest with the IRS Appeals Office regarding the August Examination Report. Currently, the Company does not expect that the Notice or the Examination Report will have a material impact on the legacy tax reserves and the potential future outlays related to legacy tax matters that are discussed below in “Summary of Moody’s Exposure to Three Legacy Tax Matters”.

Moody’s believes that the IRS’ proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Utilization of Capital Losses

In July 2004, New D&B and the IRS reached a basis for settlement of all outstanding issues related to the matter concerning utilization of certain capital losses generated by Old D&B during 1989 and 1990. In December 2004, New D&B executed a formal settlement agreement. New D&B received two assessments on this matter during the first quarter of 2005, and is awaiting receipt of the third and final assessment. Moody’s paid its allocated share of the first two assessments consisting of cash payments of $12.8 million ($8.1 million net of expected tax benefits) and the utilization of a tax receivable of approximately $9 million. Moody’s remaining liability at December 31, 2005 was approximately $0.3 million. The amounts paid by Moody’s included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its reserves by $2.7 million due to this disagreement.

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

For the year ended December 31, 2005, the Company recorded an $8.8 million net reversal of reserves of which $2.7 million related to an increase for the Utilization of Capital Losses matter and $11.5 million related to the reversal for the Royalty Expense Deductions described above. The Company has recorded $5.8 million of interest expense related to its legacy tax reserves. Moody’s total net legacy tax reserves were $97 million (consisting of $106 million of tax liabilities, partially offset by the expected utilization of $9 million of tax receivables). The $97 million of expected cash payments consists of $8 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions and Utilization of Capital Losses matters that are expected to be made over the next twelve months) and $89 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the amounts reserved by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. Although Moody’s does not believe it is likely that the Company will ultimately be required to pay the full amounts presently being sought by the IRS, potential future outlays resulting from these matters could be as much as $252 million and could increase with time as described above. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.

Note 17 Segment Information

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

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Assets used solely by Moody’s KMV are separately disclosed within that segment. All other Company assets, including corporate assets, are reported as part of Moody’s Investors Service. Revenue by geographic area is generally based on the location of the customer. Inter-segment sales are insignificant and no single customer accounted for 10% or more of total revenue.

Below is financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue and long-lived asset information by geographic area, for the years ended and as of December 31, 2005, 2004 and 2003. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Year Ended December 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$1,598.9	$132.7	$1,731.6
Operating expenses	645.4	111.4	756.8
Depreciation and amortization	18.6	16.6	35.2

Operating income	934.9	4.7	939.6

Non-operating expense, net			(4.9)

Income before provision for income taxes			934.7
Provision for income taxes			373.9

Net income			$560.8

Total assets at December 31	$1,204.5	$252.7	$1,457.2

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$1,317.5	$120.8	$1,438.3	$1,140.2	$106.4	$1,246.6
Operating expenses	518.0	99.8	617.8	466.2	84.7	550.9
Depreciation and amortization	17.3	16.8	34.1	15.9	16.7	32.6

Operating income	782.2	4.2	786.4	658.1	5.0	663.1

Non-operating expense, net			(15.1)			(6.7)

Income before provision for income taxes			771.3			656.4
Provision for income taxes			346.2			292.5

Net income			$425.1			$363.9

Total assets at December 31	$1,123.5	$265.8	$1,389.3	$691.5	$268.4	$959.9

Moody’s Investors Service Revenue by Business Unit

	Year Ended December 31,
	2005	2004	2003
Ratings revenue:
Structured finance	$715.4	$553.1	$474.7
Corporate finance	321.8	299.6	266.7
Financial institutions and sovereign risk	254.6	208.9	181.2
Public finance	91.8	82.2	87.2

Total ratings revenue	1,383.6	1,143.8	1,009.8
Research revenue	215.3	173.7	130.4

Total Moody’s Investors Service	$1,598.9	$1,317.5	$1,140.2

Revenue and Long-lived Asset Information by Geographic Area

	2005	2004	2003
Revenue:
United States	$1,085.4	$911.2	$795.3
International	646.2	527.1	451.3

Total	$1,731.6	$1,438.3	$1,246.6

Long-lived assets:
United States	$267.3	$245.2	$255.9
International	18.9	18.7	14.7

Total	$286.2	$263.9	$270.6

Note 18 Valuation and Qualifying Accounts

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized. During 2003, the Company reduced its provision rates and in the fourth quarter of 2003, the Company recorded adjustments to the allowances totaling $6.0 million, of which approximately $3.0 million related to 2002 and $3.0 million related to prior quarters of 2003. In 2005 and 2004, the Company further reduced its provision rates and allowance to reflect its current estimate of the appropriate level of accounts receivable allowances. Below is a summary of activity for each of the three years ended December 31, 2005:

	Balance at Beginning of the Year	Additions Charged to Revenue	Write-offs and Adjustments	Balance at End of the Year
2005	(14.6)	(24.4)	26.3	(12.7)
2004	(15.9)	(18.1)	19.4	(14.6)
2003	(16.4)	(16.4)	16.9	(15.9)

Note 19 Related Party Transactions

Moody’s Corporation made grants of $6.0 million, $7.0 million and $6.0 million to The Moody’s Foundation (the “Foundation”) in 2005, 2004 and 2003, respectively. The Foundation carries out philanthropic activities on behalf of Moody’s Corporation primarily in the areas of education and health and human services. Certain members of senior management of Moody’s Corporation are on the Board of Directors of the Foundation.

Note 20 Insurance Recovery

In February 2003, Moody’s received a $15.9 million insurance recovery related to the September 11th tragedy, for incremental costs incurred and for lost profits due to the sharp decline in debt market activity in the weeks following the disaster. Moody’s had previously received a $4.0 million advance payment in 2002, resulting in a total recovery of $19.9 million. Moody’s had incurred incremental costs of $6.3 million for property damage and temporary office facilities, and had fully accrued for the recovery of these costs in its financial statements. The remainder of the insurance recovery, $13.6 million, had not previously been accrued as its realizability was not sufficiently assured. As a result, in the first quarter of 2003 Moody’s recorded a gain of $13.6 million, included in other non-operating (expense) income, net in the consolidated statements of operations.

Note 21 Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
Revenue	$390.5	$446.8	$421.1	$473.2
Operating income	212.5	252.8	231.9	242.4
Net income	118.7	145.4	146.6	150.1
Basic earnings per share	$0.40	$0.48	$0.49	$0.51
Diluted earnings per share	$0.39	$0.47	$0.48	$0.50
2004
Revenue	$331.2	$357.6	$357.9	$391.6
Operating income	182.9	199.5	197.8	206.2
Net income	103.5	103.5	95.5	122.6
Basic earnings per share	$0.35	$0.35	$0.32	$0.41
Diluted earnings per share	$0.34	$0.34	$0.32	$0.40

Basic and diluted earnings per share are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted earnings per share for each of the four quarters may not equal the full year basic and diluted earnings per share.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 25, 2006, and is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2005, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

Audit Fees

The aggregate fees for professional services rendered for the integrated audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004, for the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and for statutory audits of non-U.S. subsidiaries were approximately $2.0 million (including $0.4 million not billed) in 2005 and $2.3 million (including $0.4 million not billed) in 2004. All such fees were attributable to PricewaterhouseCoopers LLP.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 were approximately $0.1 million and $0.7 million (including $0.1 million not billed), respectively. Such services included acquisition due diligence reviews, employee benefit plan audits, internal control reviews, and consultations concerning financial accounting and reporting standards.

Tax Fees

The aggregate fees billed for tax services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 were approximately $3,000 and $15,000, respectively. Tax services rendered by PricewaterhouseCoopers LLP principally related to expatriate tax services and tax consulting and compliance.

All Other Fees

The aggregate fees billed for all other services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 were approximately $9,000 (including $4,000 not billed) and $5,000, respectively. Other fees principally relate to accounting research software.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of documents filed as part of this report.

(1)	Financial Statements.

See Index to Financial Statements, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

See Index to Exhibits on pages 80-83 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By:	/s/ RAYMOND W. MCDANIEL, JR.
Raymond W. McDaniel, Jr. Chairman and Chief Executive Officer

Date: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ RAYMOND W. MCDANIEL, JR.
Raymond W. McDaniel, Jr., Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

/s/ LINDA S. HUBER
Linda S. Huber, Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JOSEPH MCCABE
Joseph McCabe, Senior Vice President and Corporate Controller (principal accounting officer)

/s/ BASIL L. ANDERSON	/s/ HENRY A. MCKINNELL, JR.
Basil L. Anderson, Director	Henry A. McKinnell, Jr. Ph.D., Director

/s/ ROBERT R. GLAUBER	/s/ NANCY S. NEWCOMB
Robert R. Glauber, Director	Nancy S. Newcomb, Director

/s/ EWALD KIST	/s/ JOHN K. WULFF
Ewald Kist, Director	John K. Wulff, Director

/s/ CONNIE MACK
Connie Mack, Director

Date: March 1, 2006

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

.7      Note Purchase Agreement, dated September 30, 2005, by and among Moody’s Corporation and the Note Purchasers party thereto, including the form of the 4.98% Series 2005-1 Senior Unsecured Note due 2015 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 5, 2005).

10	MATERIAL CONTRACTS

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.3	Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.4†	Supplemental Executive Benefit Plan of Moody’s Corporation, dated as of September 30, 2000 (incorporated by reference to Exhibit 10.4 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.5	Intellectual Property Assignments, dated as of September 1, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000).

	.6†	Pension Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.7†	Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.8†	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.9†	1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit to Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000).

	.10†	1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.11†	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

	.12†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.13†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15, 2001).

	.14	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

.15† 2001 Moody’s Corporation Key Employees Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

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

.22    Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002).

.23    Note Purchase Agreement, dated as of October 3, 2000, among the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

.24 Form of 7.61% Senior Notes due 2005 (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

.25    Amended and Restated Indemnity and Joint Defense Agreement, dated as of July 30, 2004, among VNU, N.V., VNU, Inc., ACNielsen Corporation, AC Nielsen (US), Inc., Nielsen Media Research, Inc. (formerly, Cognizant Corporation), R.H. Donnelley Corporation (formerly, The Dun & Bradstreet Corporation), The Dun & Bradstreet Corporation, Moody’s Corporation and IMS Health Incorporated (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed August 9, 2004).

	.26†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

	.27†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

	.28†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

	.29†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

	.30†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of January 31, 2006.

23*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	ChiefExecutive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2*	ChiefFinancial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith
†	Management contract or compensatory plan or arrangement