Form 10-Q
period 2006-03-31
MOODYS CORP /DE/
filed 2006-05-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(212) 553-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2006
Common Stock, par value $0.01 per share	290.8 million

MOODY’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$440.2	$390.5
Expenses
Operating, selling, general and administrative	192.5	169.4
Depreciation and amortization	9.4	8.6

Total expenses	201.9	178.0

Operating income	238.3	212.5

Interest and other non-operating income (expense), net	3.4	(5.2)

Income before provision for income taxes	241.7	207.3
Provision for income taxes	95.5	88.6

Net income	$146.2	$118.7

Earnings per share
Basic	$0.50	$0.40

Diluted	$0.49	$0.39

Weighted average shares outstanding
Basic	290.5	299.0

Diluted	299.5	306.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$495.9	$486.0
Short-term investments	109.1	94.5
Accounts receivable, net of allowances of $13.8 in 2006 and $12.7 in 2005	422.8	421.8
Other current assets	35.0	49.5

Total current assets	1,062.8	1,051.8
Property and equipment, net	58.3	55.4
Prepaid pension costs	55.4	56.4
Goodwill	153.7	152.1
Intangible assets, net	69.1	70.8
Other assets	103.1	70.7

Total assets	$1,502.4	$1,457.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$205.2	$279.8
Deferred revenue	344.9	299.1

Total current liabilities	550.1	578.9
Non-current portion of deferred revenue	81.0	75.7
Notes payable	300.0	300.0
Other liabilities	189.1	193.2

Total liabilities	1,120.2	1,147.8

Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2006 and December 31, 2005	3.4	3.4
Capital surplus	277.7	240.9
Retained earnings	1,565.4	1,419.2
Treasury stock, at cost; 52,139,729 and 52,604,734 shares of common stock at March 31, 2006 and December 31, 2005, respectively	(1,464.6)	(1,353.2)
Accumulated other comprehensive income (loss)	0.3	(0.9)

Total shareholders’ equity	382.2	309.4

Total liabilities and shareholders’ equity	$1,502.4	$1,457.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$146.2	$118.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	9.4	8.6
Stock-based compensation expense	13.9	16.9
Excess tax benefits from stock-based compensation plans	(61.5)	21.7
Changes in assets and liabilities:
Accounts receivable	(0.5)	(4.6)
Other current assets	14.6	(8.7)
Prepaid pension costs	1.0	0.7
Other assets	(33.7)	(4.2)
Accounts payable and accrued liabilities	4.4	(33.5)
Deferred revenue	50.9	33.4
Other liabilities	(4.6)	4.5

Net cash provided by operating activities	140.1	153.5

Cash flows from investing activities
Capital additions	(6.7)	(5.5)
Purchases of marketable securities	(229.1)	—
Sales and maturities of marketable securities	215.4	3.0
Cash paid for acquisitions, net of cash acquired	(2.0)	—

Net cash used in investing activities	(22.4)	(2.5)

Cash flows from financing activities
Net proceeds from stock plans	51.1	32.9
Cost of treasury shares repurchased	(201.8)	—
Excess tax benefits from stock-based compensation plans	61.5	—
Payment of dividends	(20.4)	(11.2)
Payments under capital lease obligations	—	(0.3)

Net cash (used in) provided by financing activities	(109.6)	21.4
Effect of exchange rate changes on cash and cash equivalents	1.8	(1.5)

Increase in cash and cash equivalents	9.9	170.9
Cash and cash equivalents, beginning of the period	486.0	606.1

Cash and cash equivalents, end of the period	$495.9	$777.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s Corporation (“Moody’s” or the “Company”) is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV (“MKMV”). Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. The MKMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2005 annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

2. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted, under the modified prospective application method, the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Previously, on January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation”.

In the first quarter of 2006, the incremental compensation expense due to the adoption of SFAS No. 123R caused income before provision for income taxes to decrease by $1.5 million, net income to decrease by $0.9 million and had a $0.01 impact on basic earnings per share and no impact on diluted earnings per share. In addition, prior to the adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in the condensed consolidated statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). SFAS No.123R supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows”, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the condensed consolidated statements of cash flows as financing cash flows. As a result of this change in presentation, $61.5 million of excess tax benefits from stock-based compensation was recorded as a cash flow from financing activities as opposed to operating activities.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

The condensed consolidated statements of operations include pre-tax compensation expense of $13.9 million and $16.9 million for the three months ended March 31, 2006 and 2005, respectively, related to stock-based compensation plans. The total income tax benefit recognized in the income statement for stock-based compensation plans was $5.4 million and $6.9 million for the three months ended March 31, 2006 and 2005, respectively. There was no compensation expense capitalized for the three months ended March 31, 2006 or 2005. The 2005 expense includes approximately $9.1 million relating to the accelerated expensing of equity grants for employees who were at or near retirement eligibility as defined in the related Company stock plans. The 2005 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively as of January 1, 2003. Had the Company determined stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below. The pro forma amounts for 2005 include the effect of the $9.1 million pre-tax charge discussed above.

Three Months Ended March 31, 2005
Net income:
As reported	$118.7
Add: Stock-based compensation expense included in reported net income, net of tax	10.0
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(11.7)

Pro forma net income	$117.0

Basic earnings per share:
As reported	$0.40
Pro forma	$0.39
Diluted earnings per share:
As reported	$0.39
Pro forma	$0.38

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on implied volatility from traded options and other factors such as historical volatility. The risk-free interest rate is the rate in effect at the time of the grant based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity. Based on the results of the analysis, an average overall life was calculated. The following weighted average assumptions were used for options granted during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	0.44%	0.53%
Expected stock volatility	23%	23%
Risk-free interest rate	4.59%	4.07%
Expected holding period	6 yrs	6 yrs

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

Prior to the 2000 Distribution, certain employees of Moody’s received grants of Old D&B stock options under Old D&B’s 1998 Key Employees’ Stock Incentive Plan (the “1998 Plan”). At the Distribution Date, all unexercised Old D&B stock options held by Moody’s employees were converted into separately exercisable options to acquire Moody’s common stock and separately exercisable options to acquire New D&B common stock, such that each option had the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price, and the same vesting provisions, option periods and other terms and conditions applicable prior to the 2000 Distribution. Old D&B stock options held by employees and retirees of Old D&B were converted in the same manner. Immediately after the 2000 Distribution, the 1998 Plan was amended and adopted by the Company.

Under the 1998 Plan, 33,000,000 shares of the Company’s common stock have been reserved for issuance. The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”), which is shareholder approved, permits the granting of up to 25,600,000 shares, of which not more than 5,000,000 shares are available for grants of awards other than stock options. Both the 1998 Plan and the 2001 Plan (“Stock Plans”) provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is determined by the Board of Directors at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. For incentive stock options granted to a shareholder of more than 10% of the Company’s outstanding stock, the exercise price per share cannot be less than 110% of the fair market value of the Company’s common stock at the date of grant. The Stock Plans also provide for the granting of restricted stock. Unlike the 1998 Plan, the 2001 Plan also provides that consultants to the Company or any of its affiliates are eligible to be granted options.

The Company maintains a stock plan for its Board of Directors, the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors’ Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined by the Board of Directors at the date of the grant and is generally one year for options and three years for restricted stock. Under the Directors’ Plan, 800,000 shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors’ Plan.

A summary of option activity as of March 31, 2006 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	23.7	$23.62
Granted	2.9	63.14
Exercised	(3.2)	18.19
Forfeited or expired	(0.1)	37.81

Outstanding, March 31, 2006	23.3	$29.23	6.6 yrs	$983.7

Vested and unvested expected to vest, March 31, 2006	22.4	$28.55	6.5 yrs	$963.1

Exercisable, March 31, 2006	14.1	$19.84	5.3 yrs	$725.4

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

The weighted average grant date fair value per option of Moody’s options granted during the three months ended March 31, 2006 and 2005 was $19.95 and $12.49, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the first quarter of 2006 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of March 31, 2006. This amount changes based on the fair value of Moody’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, respectively, was $152.6 million and $56.0 million, respectively. As of March 31, 2006, there was $101.4 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.4 years. Proceeds received from the exercise of stock options was $61.2 million and $36.3 million for the three months ended March 31, 2006 and 2005, respectively. The tax benefit realized from stock options exercised during the three months ended March 31, 2006 and 2005 was $60.7 million and $22.6 million, respectively.

At March 31, 2006, options outstanding of 21.6 million and 1.7 million were held by Moody’s employees and retirees and New D&B employees and retirees, respectively.

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2006 and changes during the three months then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2005	1.3	$38.59
Granted	0.9	63.14
Vested	(0.4)	37.80
Forfeited	—	—

Balance, March 31, 2006	1.8	$51.81

The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $27.0 million and $8.7 million, respectively. As of March 31, 2006, there was $76.0 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.6 years. The tax benefit realized from the vesting of restricted stock during the three months ended March 31, 2006 and 2005 was $10.8 million and $3.5 million, respectively.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans. The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Systematic share repurchases may constitute the majority of the Company’s potential repurchase activity. Moody’s may also purchase opportunistically when conditions warrant. On October 25, 2005, the Board of Directors authorized an additional $1 billion share repurchase program. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

Beginning with stock option exercises in 2003, Moody’s changed its tax deductions to conform to an IRS ruling which clarified that the employer should take the tax deduction for option exercises rather than the issuer. The 2000 Distribution Agreement entitles Moody’s to reimbursement from New D&B for the resulting loss of the issuer-based tax deductions and in the first quarter of 2006, Moody’s received $20.9 million from New D&B. Accordingly, as of March 31, 2006 and December 31, 2005, Moody’s has reflected $6.0 million and $18.1 million, respectively, in other current assets and $3.3 million and $5.1 million, respectively, in other assets related to the amounts due from New D&B.

In addition, the Company also sponsors the Moody’s Corporation Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at 85% of its fair market value on the first trading day of the month. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect at from one percent to ten percent of compensation, subject to the federal limit. This results in stock-based compensation expense under SFAS No. 123R as well as under SFAS No. 123.

3. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Three Months Ended March 31,
	2006	2005
Basic	290.5	299.0
Dilutive effect of shares issuable under stock-based compensation plans	9.0	7.1

Diluted	299.5	306.1

Options to purchase 2.9 million and 4.1 million common shares at March 31, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

4. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and primarily represent auction rate certificates. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to 39 years and one month to 38 years as of March 31, 2006 and December 31, 2005, respectively. Unrealized holding gains and losses on available-for-sale securities, if any, would be included in accumulated other comprehensive income (loss), net of applicable income taxes in the condensed consolidated financial statements. During the three months ended March 31, 2006 and 2005, there were no realized gains or losses from sales of available-for-sale securities.

5. ACQUISITIONS

In November 2005, the Company acquired Economy.com (since renamed Moody’s Economy.com (“MEDC”)), a leading independent provider of economic research and data services, for $27.7 million, including transaction fees and expenses. The acquisition will deepen Moody’s analytical capabilities to broader areas of

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data economic and demographic research, expand the range of products and services offered to institutional customers and introduce new customers to Moody’s. It will provide Economy.com with access to Moody’s extensive client base, deep product marketing capabilities and other resources needed to expand its business. The transaction was funded by cash on hand and resulted in additional goodwill of $20.3 million. The results of MEDC are included in the Moody’s Investors Service operating segment and revenue is included in the research business unit within this segment.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2006			Year Ended December 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Beginning balance	$28.0	$124.1	$152.1	$7.6	$124.1	$131.7
Additions	1.3	—	1.3	20.3	—	20.3
Other	0.3	—	0.3	0.1	—	0.1

Ending balance	$29.6	$124.1	$153.7	$28.0	$124.1	$152.1

The following table summarizes intangible assets at the dates indicated:

	March 31, 2006	December 31, 2005
Customer lists (11.3 year original weighted average life)	$60.6	$60.2
Accumulated amortization	(22.6)	(21.2)

Net customer lists	38.0	39.0

MKMV trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(0.7)	(0.2)

Net trade secret	24.8	25.3

Other amortizable intangible assets (5.0 year original weighted average life)	13.3	12.9
Accumulated amortization	(7.0)	(6.4)

Net other amortizable intangible assets	6.3	6.5

Total intangible assets	$69.1	$70.8

Amortization expense for the three month periods ended March 31, 2006 and 2005 was $2.5 million and $1.6 million, respectively. In December 2005, the Company began amortizing the MKMV trade secret over 12 years.

Estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2006 (after March 31)	$7.4
2007	9.1
2008	8.0
2009	7.1
2010	7.1
Thereafter	$30.4

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

7. PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains both funded and unfunded noncontributory defined benefit pension plans in which substantially all U.S. employees of the Company are eligible to participate. The plans provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives.

The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. As of March 31, 2005, the accounting for the healthcare plans anticipated future cost-sharing changes which require retirees to pay for all future increases in plan costs in excess of the amount of the per person company contribution in the year 2005. In November 2005, the Company increased its future share of the costs and as a result remeasured the healthcare plan as of the date of the plan amendment, the effects of which were not material to the results of operations.

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

Following are the components of net periodic expense related to the Post-Retirement Plans for the three months ended March 31, 2006 and 2005:

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Components of net periodic expense
Service cost	$2.7	$2.5	$0.2	$0.2
Interest cost	1.8	1.6	0.1	0.1
Expected return on plan assets	(2.1)	(2.0)	—	—
Amortization of net actuarial loss from earlier periods	0.8	0.7	—	—
Amortization of unrecognized prior service costs	0.1	0.1	0.1	—

Net periodic expense	$3.3	$2.9	$0.4	$0.3

The Company contributed $0.3 million to its unfunded pension plans during the three month period ended March 31, 2006 and made no significant contributions to its pension plans during the three month period ended March 31, 2005. The Company made no significant contributions to its other post-retirement plans during both the three month periods ended March 31, 2006 and 2005. The Company presently anticipates contributing $0.6 million to its unfunded pension plans and $0.3 million to its other post-retirement plans during the remainder of 2006.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

8. INDEBTEDNESS

On September 30, 2005, the Company entered into a Note Purchase Agreement and issued and sold through a private placement transaction, $300 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes (the “Notes”). The Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Notes were used to refinance $300 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes (“Old Notes”) which matured on September 30, 2005. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “prepaid principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the Prepaid Principal. Interest paid under the Notes and Old Notes was $7.5 million and $11.4 million in each of the three month periods ended March 31, 2006 and 2005, respectively.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At March 31, 2006, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at March 31, 2006. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. No interest was paid under the facilities for the three month periods ended March 31, 2006 and 2005 as no borrowings were outstanding during those periods.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At March 31, 2006, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Moody’s total interest expense was $3.8 million and $5.7 million for the three months ended March 31, 2006 and 2005, respectively. Total interest income on cash and cash equivalents and short-term investments was $6.3 million and $4.5 million for the three months ended March 31, 2006 and 2005, respectively.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

9. CONTINGENCIES

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities and other pending matters that it may determine to be appropriate. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the condensed consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of the uncertainties related to both the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In November 1996, The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation. During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, Old D&B through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the condensed consolidated financial statements.

Information Resources, Inc.

An antitrust lawsuit was filed in 1996 by Information Resources, Inc. VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation, AC Nielsen (US), Inc., and NMR (collectively, the “VNU Parties”), had assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit under the terms of the July 30, 2004 Amended Indemnity and Joint Defense Agreement. As a result of the indemnity obligation, Moody’s did not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties defaulted on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would have required the Company to bear a portion of any amount not paid by the VNU Parties.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

On February 16, 2006, the parties to this action signed a settlement agreement and releases from liability were exchanged among the parties. Those releases include the Company, although not a defendant in the litigation, as a releasee. All amounts payable to the plaintiffs in connection with the settlement were paid by the VNU Parties, and the Company was not required to contribute any amounts to the settlement payment. The lawsuit has been dismissed with prejudice.

Legacy Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable Internal Revenue Service (“IRS”) rulings on certain tax matters as described in such agreements (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities, also as described in such agreements.

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

Royalty Expense Deductions

This matter related to the IRS’ stated intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 as well as the IRS’ intention to reallocate to Old D&B income and expense items that had been reported in a certain partnership tax return for 1996. These matters were settled with the IRS in October 2005. However, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the liability. New D&B anticipates commencing arbitration proceedings against IMS Health and NMR to collect the $7.3 million that New D&B and Moody’s each were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions that New D&B and IMS Health may take, the Company believes it is likely that New D&B will prevail, but Moody’s cannot predict with certainty the outcome.

Additionally, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’ denial of the tax refunds. In the first quarter of 2006, New D&B began discussions with the IRS Appeals Office to resolve the matter.

Moody’s estimates that its remaining share of the potential liability for the Royalty Expense Deductions matter could be up to $16 million after the October 2005 payment pursuant to the settlement with the IRS which takes into consideration: (1) the state income tax liability connected with the terms of the federal closing agreement and (2) the potential write-off of receivables (for which the Company’s exposure could be up to $9 million).

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction entered into in 1997 which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. These deductions could continue through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. The IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with these positions taken by the IRS. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 have resulted in the issuance of similar Examination Reports for the 1999 through 2002 tax years. Similar Examination Reports could result for tax years subsequent to 2002.

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures (including penalties and interest, and net of tax benefits) could be up to $116 million relating to the disallowance of amortization expense deductions and could be up to $154 million relating to the disallowance of amortization expense deductions by the partnership and reallocation of the partnership income and expense to Old D&B. These exposures could increase by approximately $6 million to $10 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization expense deductions on its tax returns.

New D&B is currently in discussion with the IRS on these issues. On March 3, 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies up to or equal to that amount with respect to the 1997 through 2002 tax years.

Moody’s believes that the IRS’ proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Utilization of Capital Losses

In December 2004, New D&B executed a formal settlement agreement for all outstanding issues related to the matter concerning utilization of certain capital losses generated by Old D&B during 1989 and 1990. New D&B received two assessments on this matter during the first quarter of 2005. The third and final assessment was received in April 2006 of which Moody’s paid its liability of $0.3 million. The amounts paid by Moody’s for the first two assessments included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its liabilities by $2.7 million due to this disagreement.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

Summary of Moody’s Exposure to Legacy Tax Matters

The Company considers from time to time the range and probability of potential outcomes related to its legacy tax matters and establishes liabilities that it believes are appropriate in light of the relevant facts and circumstances. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis.

For the three months ended March 31, 2006 and 2005, the Company recorded a tax benefit of $0.9 million and a charge of $2.7 million, respectively. The Company also has recorded $0.9 million and $2.0 million of interest expense related to its legacy tax matters in the first quarters of 2006 and 2005, respectively. Moody’s total net legacy tax liabilities as of March 31, 2006 were $98 million (consisting of $107 million of tax liabilities, partially offset by the expected utilization of $9 million of tax receivables). The $98 million of expected cash payments consists of $8 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions matter that is expected to be made over the next twelve months) and $90 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.

10. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$146.2	$118.7
Other comprehensive income (loss)—foreign currency translation adjustment	1.2	(1.7)

Total comprehensive income	$147.4	$117.0

11. SEGMENT INFORMATION

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

Moody’s Investors Service consists of four rating groups—structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

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

Below is financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue information by geographic area, each for the three month periods ended March 31, 2006 and 2005, and total assets by segment as of March 31, 2006 and December 31, 2005. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$407.9	$32.3	$440.2	$359.9	$30.6	$390.5
Operating, selling, general and administrative expenses	167.6	24.9	192.5	145.3	24.1	169.4
Depreciation and amortization	5.3	4.1	9.4	4.4	4.2	8.6

Operating income	235.0	3.3	238.3	210.2	2.3	212.5

Interest and other non-operating income (expense), net			3.4			(5.2)

Income before provision for income taxes			241.7			207.3
Provision for income taxes			95.5			88.6

Net income			$146.2			$118.7

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended March 31,
	2006	2005
Ratings revenue:
Structured finance	$175.5	$138.6
Corporate finance	86.1	80.9
Financial institutions and sovereign risk	65.9	65.7
Public finance	19.6	23.2

Total ratings revenue	347.1	308.4
Research revenue	60.8	51.5

Total Moody’s Investors Service	$407.9	$359.9

Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2006	2005
United States	$278.9	$242.1
International	161.3	148.4

Total	$440.2	$390.5

Revenue in Europe was $107.5 million and $100.2 million in the first quarters of 2006 and 2005, respectively.

Total Assets by Segment

	March 31, 2006			December 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Total assets by segment	$1,250.9	$251.5	$1,502.4	$1,204.5	$252.7	$1,457.2

12. SUBSEQUENT EVENT

On April 25, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.07 per share of Moody’s common stock, payable on June 10, 2006 to shareholders of record at the close of business on May 20, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing at page 34 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and intangible assets, pension and other post-retirement benefits and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2005, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates. Further information is provided on stock-based compensation.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, under the modified prospective application method. Previous to this, the Company was applying the fair value method of accounting for stock-based compensation on a prospective basis since January 1, 2003, as allowed under the provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an

amendment of FASB Statement No. 123”. In the first quarter of 2006 the adoption of SFAS No. 123R resulted in additional pre-tax stock-compensation expense of $1.5 million ($0.9 million after tax) than would have been recorded had the Company continued to apply the provisions of SFAS No. 123 on a prospective basis. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The methodologies to determine the assumptions in the Black-Scholes model in 2006 were consistent with the 2005 methods.

Operating Segments

Moody’s Investors Service consists of four rating groups—structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

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

Results of Operations

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Total Company Results

Moody’s revenue for the first quarter of 2006 was $440.2 million, an increase of $49.7 million or 12.7% from $390.5 million for the first quarter of 2005. Moody’s achieved strong revenue growth in the global structured finance and research businesses, as well as modest growth in U.S. corporate finance.

Revenue in the United States was $278.9 million for the first quarter of 2006, an increase of $36.8 million or 15.2% from $242.1 million in 2005. Approximately 95% of the U.S. growth was driven by structured finance and research, reflecting strong issuance across all structured asset classes and continued demand for core research products. U.S. corporate finance and financial institutions contributed to year-to-year growth as well.

Moody’s international revenue was $161.3 million in the first quarter, an increase of $12.9 million or 8.7% from $148.4 million in the first quarter of 2005. International ratings revenue grew $8.4 million versus the prior year, with approximately 67% of the growth related to Europe. All international lines of business, except for financial institutions, grew at high single-digit or double-digit rates due to increased demand for Moody’s credit rating services as well as research and analytic products. Foreign currency translation negatively impacted international revenue growth by approximately $7 million.

Operating, selling, general and administrative expenses were $192.5 million in the first quarter of 2006, an increase of $23.1 million or 13.6% from $169.4 million in the first quarter of 2005. The largest contributor to this increase was growth in compensation and benefits expense of $8 million, reflecting compensation increases and increased staffing. Moody’s global staffing of over 2,900 employees at March 31, 2006 was approximately 18% higher than at March 31, 2005. The increase includes approximately 4% relating to the acquisition of Economy.com in November 2005 and hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense decreased $3.0 million year-over-year. The first quarter of 2005 amount includes $9.1 million related to the accelerated expensing of equity grants for employees at or near retirement eligibility. Outside service fees increased by approximately $3 million primarily due to information technology investment spending and legal matters. Furthermore, other operating, selling, general and administrative expenses increased approximately $12 million partly related to insurance expense, other taxes, and rent and related costs. In addition, foreign currency translation accounted for a reduction of the year-to-year expense growth of approximately $3 million.

First quarter operating income of $238.3 million rose $25.8 million or 12.1% from $212.5 million in the same period of 2005. Foreign currency translation reduced operating income growth by approximately $4 million. Moody’s operating margin for the first quarter of 2006 was 54.1% compared to 54.4% a year earlier.

Moody’s reported $3.4 million of interest and other non-operating income (expense), net for the first quarter of 2006 compared with ($5.2) million for the same period of 2005. Interest expense was $3.8 million and $5.7 million for the three months ended March 31, 2006 and 2005, respectively, with the decrease principally related to a lower interest rate on Moody’s $300 million Notes. Interest income was $6.3 million in the first quarter of 2006 compared to $4.5 million in the first quarter of 2005. The increase was due to a higher weighted average yield. Foreign exchange gains (losses) were $0.8 million and ($3.7) million in the first quarters of 2006 and 2005, respectively.

Moody’s effective tax rate was 39.5% in the first quarter of 2006 compared to 42.7% in the first quarter of 2005. The 2006 effective tax rate was positively impacted by approximately 160 basis points due to the favorable settlements of state tax audits. The 2006 tax rate also included a $0.9 million benefit and the 2005 tax rate included a charge of $2.7 million related to legacy income tax matters (See Contingencies—Legacy Tax Matters, below).

Net income was $146.2 million for the first quarter of 2006, an increase of $27.5 million or 23.2% from $118.7 million for the first quarter of 2005. Basic and diluted earnings per share for the first quarter of 2006 were $0.50 and $0.49, respectively, compared to basic and diluted earnings per share of $0.40 and $0.39, respectively, for the first quarter of 2005.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the first quarter of 2006 was $407.9 million, up $48.0 million or 13.3% from $359.9 million in the first quarter of 2005. Ratings revenue accounted for $38.7 million of growth with approximately 95% of that growth coming from global structured finance. Foreign currency translation negatively impacted international revenue growth by approximately $7 million. Price increases contributed to year-to-year growth in revenue.

Structured finance revenue was $175.5 million for the first quarter of 2006, an increase of $36.9 million or 26.6% from $138.6 million in the same period of 2005. Approximately $28 million of the increase was in the U.S. with the residential and commercial mortgage-backed securities and collateralized debt sectors contributing approximately 87% to this amount. Continued strength in the housing market and consecutive years of robust home price appreciation supported strong volumes in home equity lending. The increased use of securitization as a financing tool has resulted in an ample supply of collateralized loan obligations and cash flow resecuritizations that have driven growth in collateralized debt obligations. International structured finance revenue grew approximately $9 million year-to-year, with issuance related revenue growth in the derivatives and commercial mortgage-backed sectors primarily accounting for the increase.

Revenue in the corporate finance group was $86.1 million for the first quarter of 2006, up $5.2 million or 6.4% from $80.9 million in the first quarter of 2005. Revenue in the U.S. increased by 6% primarily due to stronger investment grade issuance and growth in non-issuance related revenue, which was partially offset by declines in high-yield transaction volume. International corporate finance revenue increased approximately $2 million or 7% due to new ratings relationships in Europe and increased investment-grade corporate bond issuance in Europe. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Financial institutions and sovereign risk revenue was $65.9 million for the first quarter of 2006, an increase of $0.2 million or slightly higher than $65.7 million in the first quarter of 2005. Revenue was impacted by an increase in deferred revenue of approximately $6 million ($2 million in the U.S. and $4 million internationally) relating to fees from frequent issuers that will be recognized over their one-year contractual period. In the U.S., revenue grew by $2.6 million, principally reflecting growth in the insurance and real estate sectors as well as through price increases. Internationally, revenue declined by $2.4 million compared to the prior year period, including a $1.4 million negative impact from foreign exchange. International revenue growth during the quarter was impacted by the revenue deferrals noted above as well as issuance declines in the insurance sector in Europe.

Public finance revenue was $19.6 million for the first quarter of 2006, a decrease of $3.6 million or 15.5% from $23.2 million for the same period in 2005. Dollar issuance in the municipal bond market decreased approximately 26% versus the same period in 2005, primarily due to a 56% decline in refunding activity. The impact of the issuance decline was partially offset by an increased revenue yield as issuers in sectors with relatively higher fees, such as healthcare and higher education, continued to access the market.

Research revenue of $60.8 million for the first quarter of 2006 was $9.3 million or 18.1% higher than the $51.5 million reported in the first quarter of 2005. In total, revenue grew by approximately $7 million in the U.S. and $2 million internationally, with Europe accounting for approximately 60% of the international growth. Research and analytics services accounted for approximately $3 million of global revenue growth primarily from credit research on corporate and financial institutions and structured finance related business. Licensing of Moody’s data to customers for internal and external use accounted for about $3 million of revenue growth. Revenue in 2006 included Moody’s Economy.com.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $167.6 million for the first quarter of 2006, an increase of $22.3 million or 15.3% from $145.3 million in the first quarter of 2005. Compensation and benefits expense accounted for approximately $11 million of the expense growth, reflecting compensation increases and increased staffing. Moody’s Investors Service staffing of over 2,500 employees at March 31, 2006 was approximately 22% higher than at March 31, 2005. This increase includes approximately 4% relating to the acquisition of Economy.com in November 2005 and hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense decreased $2.6 million year-over-year primarily due to the accelerated expensing of equity grants for employees at or near retirement eligibility recorded in the first quarter of 2005. Outside service fees increased by approximately $2 million primarily due to information technology investment spending and legal matters. Foreign currency translation accounted for a reduction of the year-to-year expense growth of approximately $3 million.

Moody’s Investors Service operating income of $235.0 million for the first quarter of 2006 was up $24.8 million or 11.8% from $210.2 million in the first quarter of 2005. Foreign currency translation reduced operating income growth by approximately $4 million.

Moody’s KMV

Moody’s KMV revenue of $32.3 million for the first quarter of 2006 increased $1.7 million or 5.6% from $30.6 million for the same period in 2005. Revenues from risk product subscriptions was essentially flat year-over-year while revenue from the licensing of credit processing software and the related software maintenance fees increased 28% and revenue from professional services rose 18%. In the first quarter, international revenue accounted for 58% of global revenue.

MKMV’s operating, selling, general and administrative expenses were $24.9 million for the first quarter of 2006, an increase of $0.8 million or 3.3% from $24.1 million in the first quarter of 2005. Compensation and benefits expense decreased approximately $3 million primarily due to the reduction of certain employee obligations. Stock-based compensation expense decreased $0.4 million year-over-year primarily due to the accelerated expensing of equity grants for employees at or near retirement eligibility recorded in the first quarter of 2005. A $1.8 million charge was also recorded in connection with a non-income tax matter. MKMV operating income was $3.3 million for the first quarter of 2006 compared with $2.3 million in the first quarter of 2005. Currency translation did not have a significant year-to-year impact on MKMV results.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations. Net cash provided by operating activities was $140.1 million and $153.5 million for the three months ended March 31, 2006 and 2005, respectively.

Moody’s net cash provided by operating activities in 2006 decreased by $13.4 million compared with 2005. The decrease is primarily attributable to classifying the 2006 excess tax benefits from stock-based compensation plans of $61.5 million as a cash flow from financing activities as required under SFAS No. 123R. Prior to the adoption of SFAS No. 123R in the first quarter of 2006, cash retained as a result of tax deductions relating to stock-based compensation was presented in the condensed consolidated statements of cash flows as operating cash flows, along with other tax cash flows. SFAS No. 123R supersedes prior guidance and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the condensed consolidated statements of cash flows as financing cash flows. The 2006 cash flow included the net receipt of approximately $16 million from New D&B primarily related to issuer-based tax deductions, as discussed in Note 2 to the condensed consolidated financial statements, offset by an increase in the amounts due from New D&B of $2.6 million related to option activity in the first quarter of 2006 compared to activity in the first quarter of 2005. Additionally, Moody’s deposited approximately $40 million with the IRS in the first quarter of 2006 relating to Amortization Expense Deductions, as discussed in Note 9 to the condensed consolidated financial statements. This deposit was recorded in Other Assets. Growth in net income contributed $27.5 million to cash provided by operating activities. In addition, growth in the tax provision for the first three months of 2006 compared with 2005 contributed $11 million to year-to-year growth in cash provided by operating activities, which was offset by higher quarterly federal, state and international income tax payments of $12.7 million due to timing. Increase in deferred revenue contributed approximately $18 million to cash flow from operations offset by changes in other liabilities which decreased cash flow from operations by approximately $9 million.

Net cash used in investing activities was $22.4 million for the three months ended March 31, 2006 compared with $2.5 million for the same period of 2005. Spending for property and equipment and internal use software totaled $6.7 million for the first three months of 2006 compared with $5.5 million for the first three months of 2005. Net purchases of marketable securities totaled $13.7 million for the first three months of 2006 compared with net sales of $3.0 million for the first three months of 2005.

Net cash (used in) provided by financing activities was ($109.6) million for the three months ended March 31, 2006 compared to $21.4 million for the three months ended March 31, 2005. Net proceeds from exercises of stock options were $51.1 million in the 2006 period and $32.9 million in the 2005 period. These amounts were offset by $201.8 million used for share repurchases for the first three months of 2006, and dividends paid of $20.4 million and $11.2 million for the first three months of 2006 and 2005, respectively. The increase in dividends reflects a quarterly dividend paid of $0.07 per share in 2006 compared with $0.0375 per share in 2005. The 2006 amount also includes $61.5 million of excess tax benefits from stock-based compensation plans which are now classified as cash flows from financing activities under SFAS No. 123R.

Future Cash Requirements

Moody’s currently expects to fund expenditures as well as liquidity needs created by changes in working capital from internally generated funds. The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2006. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements.

The Company currently intends to use a portion of its cash flow to pay dividends. On April 25, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.07 per share of Moody’s common stock, payable on June 10, 2006 to shareholders of record at the close of business on May 20, 2006. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

The Company also currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Systematic share repurchases may constitute the majority of the Company’s potential repurchase activity. Moody’s may also purchase opportunistically when conditions warrant. On October 25, 2005, the Board of Directors authorized an additional $1 billion share repurchase program. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the related agreement. At March 31, 2006, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio (as defined in the Facility), and were 8 basis points at March 31, 2006. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At March 31, 2006, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Off-Balance Sheet Arrangements

At March 31, 2006, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

As of March 31, 2006, there has not been any material change outside the normal course of business in Moody’s contractual obligations as presented in its annual report on Form 10-K for the year ended December 31, 2005.

Dividends

On April 25, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.07 per share of Moody’s common stock, payable on June 10, 2006 to shareholders of record at the close of business on May 20, 2006.

Outlook

Moody’s outlook for 2006 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage borrowing and refinancing activity and securitization levels. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from the current outlook.

For Moody’s overall, the Company continues to project revenue growth in the high single-digit to double-digit percent range for the full year 2006. This assumes a modest negative impact from foreign currency translation which, at rates currently prevailing between the U.S. dollar and other major currencies, would result in a smaller reduction in the revenue growth rate for the full year 2006 than for the quarter. Moody’s expects the operating margin after the impact of expensing stock-based compensation to decline by up to 150 basis points in 2006 compared with 2005. This reflects investments the Company is continuing to make to: expand internationally; improve analytical processes; pursue ratings transparency and compliance initiatives; introduce new products; and improve technology infrastructure.

For 2006 Moody’s continues to project year-over-year growth in diluted earnings per share in the high single-digit to double-digit percent range. This growth forecast includes the impacts of adjustments related to legacy tax matters in 2005 and 2006, and the expensing of stock-based compensation in both 2005 and 2006. This year represents the final year of “phasing in” of expense related to stock-based compensation, which began in 2003, as well as the effects of implementing SFAS No. 123R. The impact of expensing stock-based compensation is expected to be in the range of $0.13—$0.15 per diluted share in 2006, compared to $0.10 per diluted share in 2005.

In the U.S., the Company continues to forecast mid-single-digit percent revenue growth for the Moody’s Investors Service ratings and research business for the full year 2006. In the U.S. structured finance business, Moody’s expects revenue for the year to rise modestly from the record level of 2005. The Company continues to project a high teens year-over-year percent decline in revenue from residential mortgage-backed securities, including home equity securitization, and notes a divergence in market views about the 2006 outlook for this business. Offsetting this expected decline, Moody’s looks for double-digit year-over-year revenue growth in most other asset classes, including modestly higher expectations than at the beginning of the year for revenue from credit derivatives and commercial mortgage-backed securities.

In the U.S. corporate finance business, the Company now expects revenue growth in the high single-digit percent range for the year, down from Moody’s previous expectation of low double-digit percent growth largely due to lower expected transaction volume in the speculative grade bond sector.

In the U.S. financial institutions sector, the Company now expects revenue to grow in the high single to low double-digit percent range for the year as new ratings mandates and fee increases partly related to the Enhanced Analysis Initiative should more than offset the impact of lower revenue related to issuance volumes and the revenue deferral previously discussed.

For the U.S. public finance sector, Moody’s continues to forecast revenue for 2006 declining in the mid-single-digit percent range as rising interest rates should slow refinancing activity. The Company continues to expect strong growth in the U.S. research business at about twenty percent.

Outside the U.S. Moody’s still expects ratings revenue to grow in the low teens percent range. This forecast assumes that foreign currency translation rates will reduce international revenue growth by approximately 160 basis points for the year. In addition, the outlook assumes low and mid-teens percentage growth in corporate finance revenue from Europe and Asia, respectively. For the financial institutions business the Company expects to see mid- to high single-digit percent revenue growth in Europe and low double-digit percent growth in Asia. Moody’s looks for low teens percentage growth in international structured finance and about twenty percent growth in international research revenue.

For Moody’s KMV globally, the Company expects moderate growth in net sales and revenue from credit risk assessment subscription products, credit decision processing software, and professional services. This should result in mid- to high single-digit percent growth in revenue with greater growth in profitability.

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities and other pending matters that it may determine to be appropriate. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the condensed consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of the uncertainties related to both the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In November 1996, The Dun & Bradstreet Corporation through a spin-off separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation (“ACNielsen”) and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation through a spin-off separated into two separate public companies: The Dun & Bradstreet Corporation and R.H. Donnelley Corporation. During 1998, Cognizant through a spin-off separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, Old D&B through a spin-off separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the condensed consolidated financial statements.

Information Resources, Inc.

An antitrust lawsuit was filed in 1996 by Information Resources, Inc. VNU N.V., a publicly traded Dutch company, and its U.S. subsidiaries, VNU, Inc., ACNielsen Corporation, AC Nielsen (US), Inc., and NMR (collectively, the “VNU Parties”), had assumed exclusive joint and several liability for any judgment or settlement of this antitrust lawsuit under the terms of the July 30, 2004 Amended Indemnity and Joint Defense Agreement. As a result of the indemnity obligation, Moody’s did not have any exposure to a judgment or settlement of this lawsuit unless the VNU Parties defaulted on their obligations. However, in the event of such a default, contractual commitments undertaken by Moody’s in connection with various corporate reorganizations since 1996 would have required the Company to bear a portion of any amount not paid by the VNU Parties.

On February 16, 2006, the parties to this action signed a settlement agreement and releases from liability were exchanged among the parties. Those releases include the Company, although not a defendant in the litigation, as a releasee. All amounts payable to the plaintiffs in connection with the settlement were paid by the VNU Parties, and the Company was not required to contribute any amounts to the settlement payment. The lawsuit has been dismissed with prejudice.

Legacy Tax Matters

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities.

Pursuant to a series of agreements, as between themselves, IMS Health and NMR are jointly and severally liable to pay one-half, and New D&B and Moody’s are jointly and severally liable to pay the other half, of any payments for taxes, penalties and accrued interest resulting from unfavorable Internal Revenue Service (“IRS”)

rulings on certain tax matters as described in such agreements (excluding the matter described below as “Amortization Expense Deductions” for which New D&B and Moody’s are solely responsible) and certain other potential tax liabilities, also as described in such agreements.

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

Royalty Expense Deductions

This matter related to the IRS’ stated intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 as well as the IRS’ intention to reallocate to Old D&B income and expense items that had been reported in a certain partnership tax return for 1996. These matters were settled with the IRS in October 2005. However, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the liability. New D&B anticipates commencing arbitration proceedings against IMS Health and NMR to collect the $7.3 million that New D&B and Moody’s each were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions that New D&B and IMS Health may take, the Company believes it is likely that New D&B will prevail, but Moody’s cannot predict with certainty the outcome.

Additionally, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’ denial of the tax refunds. In the first quarter of 2006, New D&B began discussions with the IRS Appeals Office to resolve the matter.

Moody’s estimates that its remaining share of the potential liability for the Royalty Expense Deductions matter could be up to $16 million after the October 2005 payment pursuant to the settlement with the IRS which takes into consideration: (1) the state income tax liability connected with the terms of the federal closing agreement and (2) the potential write-off of receivables (for which the Company’s exposure could be up to $9 million).

Amortization Expense Deductions

In April 2004, New D&B received Examination Reports (the “April Examination Reports”) from the IRS with respect to a partnership transaction entered into in 1997 which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. These deductions could continue through 2012. In the April Examination Reports, the IRS stated its intention to disallow the amortization expense deductions related to this partnership that were claimed by Old D&B on its 1997 and 1998 tax returns. The IRS also stated its intention to disallow certain royalty expense deductions claimed by Old D&B on its 1997 and 1998 tax returns with respect to the partnership transaction. In addition, the IRS stated its intention to disregard the partnership structure and to reallocate to Old D&B certain partnership income and expense items that had been reported in the partnership tax returns for 1997 and 1998. New D&B disagrees with these positions taken by the IRS. IRS audits of Old D&B’s or New D&B’s tax returns for years subsequent to 1998 have resulted in the issuance of similar Examination Reports for the 1999 through 2002 tax years. Similar Examination Reports could result for tax years subsequent to 2002.

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures (including penalties and interest, and net of tax benefits) could be up to $116 million relating to the disallowance of amortization expense deductions and could be up to $154 million relating to the disallowance of amortization expense deductions by the partnership and reallocation of the partnership income and expense to Old D&B. These exposures could increase by approximately $6 million to $10 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization expense deductions on its tax returns.

New D&B is currently in discussion with the IRS on these issues. On March 3, 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies up to or equal to that amount with respect to the 1997 through 2002 tax years.

Moody’s believes that the IRS’ proposed assessments of tax against Old D&B and the proposed reallocations of partnership income and expense to Old D&B are inconsistent with each other. Accordingly, while it is possible that the IRS could ultimately prevail in whole or in part on one of such positions, Moody’s believes that it is unlikely that the IRS will prevail on both.

Utilization of Capital Losses

In December 2004, New D&B executed a formal settlement agreement for all outstanding issues related to the matter concerning utilization of certain capital losses generated by Old D&B during 1989 and 1990. New D&B received two assessments on this matter during the first quarter of 2005. The third and final assessment was received in April 2006 of which Moody’s paid its liability of $0.3 million. The amounts paid by Moody’s for the first two assessments included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its liabilities by $2.7 million due to this disagreement.

Summary of Moody’s Exposure to Legacy Tax Matters

The Company considers from time to time the range and probability of potential outcomes related to its legacy tax matters and establishes liabilities that it believes are appropriate in light of the relevant facts and circumstances. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis.

For the three months ended March 31, 2006 and 2005, the Company recorded a tax benefit of $0.9 million and a charge of $2.7 million, respectively. The Company also has recorded $0.9 million and $2.0 million of interest expense related to its legacy tax matters in the first quarters of 2006 and 2005, respectively. Moody’s total net legacy tax liabilities as of March 31, 2006 were $98 million (consisting of $107 million of tax liabilities, partially offset by the expected utilization of $9 million of tax receivables). The $98 million of expected cash payments consists of $8 million of current liabilities (reflecting the estimated cash payments related to the Royalty Expense Deductions matter that is expected to be made over the next twelve months) and $90 million of non-current liabilities.

It is possible that the legacy tax matters could be resolved in amounts that are greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows. In matters where Moody’s believes the IRS has taken inconsistent positions, Moody’s may be obligated initially to pay its share of related duplicative assessments. However, Moody’s believes that ultimately it is unlikely that the IRS would retain such duplicative payments.

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

In March 2006, the United States Senate Committee on Banking, Housing and Urban Affairs (the “Banking Committee”) held a hearing on “Assessing the Current Oversight and Operation of Credit Rating Agencies”, at which several interested parties testified. In April 2006, the Banking Committee held a hearing with SEC Chairman Christopher Cox on “A Review of Current Securities Issues”, which included discussion related to oversight of rating agencies. Chairman Cox indicated, among other things, that the SEC will continue to work with the NRSROs to develop a voluntary oversight framework.

Senator Richard Shelby (R-AL), Chair of the Banking Committee, and Representative Michael Oxley (R-OH), Chair of the House of Representatives’ Financial Services Committee, have each indicated their intention to advance the rating agency issue in 2006. At present, Moody’s is unable to assess the likelihood of any regulatory or legislative changes that may result from ongoing reviews in the United States, nor the nature and effect of any such regulatory changes.

Internationally, several regulatory developments have occurred:

IOSCO—In December 2004, the Technical Committee of the International Organization of Securities Commissions (“IOSCO”) published the Code of Conduct Fundamentals for Credit Rating Agencies (the “IOSCO Code”). The IOSCO Code is the product of approximately two years of collaboration among IOSCO, rating agencies and market participants, and incorporates provisions that address three broad areas:

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

In April 2006, Moody’s Investors Service published its first annual report on the implementation of Moody’s Code. The report discusses policies, procedures and processes that implement the Moody’s Code. The report also describes differences between the Moody’s Code and the IOSCO Code and how Moody’s believes that the objectives of the IOSCO Code are otherwise addressed.

In the European Union, the European Commission (“Commission”) issued a Communication on rating agencies in January 2006. The Commission noted that recent European Union (“EU”) financial services legislative measures that are relevant to credit rating agencies, combined with a self-regulatory framework for rating agencies based on the IOSCO Code, provided a suitable framework for the oversight of rating agencies and that no legislative actions were required at present. The Commission indicated that it will monitor developments related to rating agencies and has asked the Committee of European Securities Regulators (“CESR”) to monitor rating agencies’ compliance with the IOSCO Code and report back regularly. CESR has initiated a process to assess such compliance and to submit its first annual report to the Commission in late 2006.

European Union Market Abuse Directive—In 2003, the EU adopted the Market Abuse Directive (the “Directive”), which provides a common European framework for the prohibition of insider dealing and market manipulation, and promotes market integrity by ensuring prompt and fair disclosure of information about financial instruments to the public. The EU countries are currently adopting legislation that implements the Directive. While the Directive is applicable to all participants in the European capital markets, the EU has excluded credit rating agencies from certain of its rules that specifically address the type and amount of information that should be disclosed to the market. Depending on how each EU country adopts the Directive, it could, among other things, alter rating agencies’ communications with issuers as part of the rating assignment process and increase Moody’s cost of doing business in Europe and the legal risk associated with such business.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published its new capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies (called External Credit Assessment Institutions, or “ECAIs”) would be an alternative available to banks to determine credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. It is anticipated that Basel II will be implemented by national regulatory authorities starting in January 2007.

In the EU, Basel II has been adopted through the Capital Requirements Directive (“CRD”), which, among other things, set out criteria for recognizing ECAIs within the EU. The Commission created the Committee of European Banking Supervisors (“CEBS”), comprised of European banking regulators, to advise it on banking policy issues that include implementing the CRD. In January 2006, CEBS published “Guidelines for a common approach to the recognition of External Credit Assessment Institutions”. The guidelines provide the basis for a consistent approach to the implementation of the CRD’s ECAI recognition and supervision criteria, and CEBS expects that national regulators in EU Member States will apply the guidelines.

Bank regulators in the EU and in other jurisdictions globally have begun the ECAI recognition process. At this time Moody’s cannot predict the long-term impact of Basel II on the manner in which the Company conducts its business. However, Moody’s does not currently believe that Basel II will materially affect its financial position or results of operations.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 21 of this quarterly report on Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations, including those relating to Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail in the Company’s annual report on Form 10-K and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk from December 31, 2005 to March 31, 2006. For a discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities and other pending matters that it may determine to be appropriate. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the condensed consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of the uncertainties related to both the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing at page 28 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with the pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”.

Item 1A. Risk Factors

There have been no material changes from December 31, 2005 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2006

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
January 1-31	1,146,774	$63.22	1,144,700	$783.6 million
February 1-28	866,473	$63.77	799,000	$732.6 million
March 1-31	1,224,671	$68.85	1,140,270	$654.1 million

Total	3,237,918		3,083,970

(1)	Includes the surrender to the Company of 2,074 shares in January; 67,473 shares in February; and 84,401 shares in March of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On October 25, 2005, the Board of Directors authorized an additional $1 billion share repurchase program. There is no established expiration date for this authorization. During November 2005, the Company completed its previous $600 million program, which had been authorized by the Board of Directors in May 2004.

During the first quarter of 2006, Moody’s repurchased 3.1 million shares, excluding 0.2 million shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, at an aggregate cost of $201.8 million and issued 3.7 million shares of stock under employee stock-based compensation plans. Since becoming a public company in October 2000 and through March 31, 2006, Moody’s has repurchased 69.5 million shares at a total cost of $2.0 billion, including 35.8 million shares to offset issuances under employee stock-based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on three items at the Annual Meeting of Stockholders held on April 25, 2006:

1. To elect three Class II directors of the Company to each serve a three-year term;

2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year 2006; and

3. A stockholder proposal to elect each director annually.

At the Annual Meeting:

1. The nominees for Class II directors to each serve a three-year term were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Ewald Kist	242,270,921	3,582,349
Henry A. McKinnell, Jr., Ph.D.	234,328,899	11,524,371
John K. Wulff	242,214,973	3,638,297

The Company’s directors whose terms continued after the Annual Meeting are: Basil L. Anderson; Robert R. Glauber, Connie Mack, Nancy S. Newcomb and Raymond W. McDaniel, Jr.

2.	The appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2006 was ratified as follows:

243,541,969	votes for appointment
810,458	votes against
1,500,843	abstentions

3.	The stockholder proposal to elect each director annually received the following votes:

109,872,091	votes for approval
109,361,876	votes against
2,732,198	abstentions
23,887,105	broker non-votes

Item 6. Exhibits

Exhibits

Exhibit No.		Description
3		ARTICLES OF INCORPORATION AND BY-LAWS

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

10		MATERIAL CONTRACTS

	.1*	Director Compensation Arrangements

31		CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/s/ LINDA S. HUBER
Linda S. Huber Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 1, 2006

By:	/s/ JOSEPH MCCABE
Joseph McCabe Senior Vice President and Corporate Controller (principal accounting officer)

Date: May 1, 2006