Form 10-Q
period 2006-06-30
MOODYS CORP /DE/
filed 2006-08-03
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2006
Common Stock, par value $0.01 per share	281.9 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2006 and 2005	3
	Condensed Consolidated Balance Sheets (Unaudited) at June 30, 2006 and December 31, 2005	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39-40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 6.	Exhibits	40
SIGNATURES		41
Exhibits
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$511.4	$446.8	$951.6	$837.3
Expenses
Operating, selling, general and administrative	213.0	185.3	405.5	354.7
Depreciation and amortization	9.3	8.7	18.7	17.3

Total expenses	222.3	194.0	424.2	372.0

Operating income	289.1	252.8	527.4	465.3

Interest and other non-operating income (expense), net	0.7	(3.9)	4.1	(9.1)

Income before provision for income taxes	289.8	248.9	531.5	456.2
Provision for income taxes	117.7	103.5	213.2	192.1

Net income	$172.1	$145.4	$318.3	$264.1

Earnings per share
Basic	$0.60	$0.48	$1.10	$0.88

Diluted	$0.59	$0.47	$1.07	$0.86

Weighted average shares outstanding
Basic	286.4	300.4	288.5	299.7

Diluted	293.7	307.7	296.6	306.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$223.2	$486.0
Short-term investments	7.1	94.5
Accounts receivable, net of allowances of $13.7 in 2006 and $12.7 in 2005	424.6	421.8
Other current assets	24.9	49.5

Total current assets	679.8	1,051.8
Property and equipment, net	60.0	55.4
Prepaid pension costs	54.1	56.4
Goodwill	154.0	152.1
Intangible assets, net	66.6	70.8
Other assets	116.6	70.7

Total assets	$1,131.1	$1,457.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$192.2	$279.8
Deferred revenue	334.9	299.1

Total current liabilities	527.1	578.9
Non-current portion of deferred revenue	88.9	75.7
Notes payable	300.0	300.0
Other liabilities	194.5	193.2

Total liabilities	1,110.5	1,147.8

Contingencies (Note 8)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2006 and December 31, 2005	3.4	3.4
Capital surplus	303.3	240.9
Retained earnings	1,717.5	1,419.2
Treasury stock, at cost; 60,995,344 and 52,604,734 shares of common stock at June 30, 2006 and December 31, 2005, respectively	(2,011.1)	(1,353.2)
Accumulated other comprehensive income (loss)	7.5	(0.9)

Total shareholders’ equity	20.6	309.4

Total liabilities and shareholders’ equity	$1,131.1	$1,457.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$318.3	$264.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	18.7	17.3
Stock-based compensation expense	34.6	29.2
Excess tax benefits from stock-based compensation plans	(74.3)	33.4
Changes in assets and liabilities:
Accounts receivable	2.6	(9.6)
Other current assets	25.1	(0.8)
Prepaid pension costs	2.3	1.7
Other assets	(50.5)	(6.5)
Accounts payable and accrued liabilities	(0.9)	(27.1)
Deferred revenue	46.4	33.7
Other liabilities	0.3	10.2

Net cash provided by operating activities	322.6	345.6

Cash flows from investing activities
Capital additions	(12.9)	(11.7)
Purchases of marketable securities	(338.8)	(13.0)
Sales and maturities of marketable securities	429.1	9.1
Cash paid for acquisitions, net of cash acquired	(2.0)	(3.9)

Net cash provided by (used in) investing activities	75.4	(19.5)

Cash flows from financing activities
Net proceeds from stock plans	70.5	52.5
Cost of treasury shares repurchased	(775.8)	(19.2)
Excess tax benefits from stock-based compensation plans	74.3	—
Payment of dividends	(40.3)	(27.8)
Payments under capital lease obligations	—	(0.6)

Net cash (used in) provided by financing activities	(671.3)	4.9
Effect of exchange rate changes on cash and cash equivalents	10.5	(6.3)

(Decrease) increase in cash and cash equivalents	(262.8)	324.7
Cash and cash equivalents, beginning of the period	486.0	606.1

Cash and cash equivalents, end of the period	$223.2	$930.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s Corporation (“Moody’s” or the “Company”) is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services, and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV (“MKMV”). Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research and economic commentary, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. The MKMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2005 annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

In the first half of 2006, the incremental compensation expense due to the adoption of SFAS No. 123R caused operating income and income before provision for income taxes to decrease by $2.9 million, net income to decrease by $1.7 million and had a $0.01 impact on both basic and diluted earnings per share. In addition, prior to the adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in the condensed consolidated statements of cash flows as an operating cash flow, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). SFAS No. 123R supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows”, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the condensed consolidated statements of cash flows as a financing cash flow. As a result of this change in presentation, $74.3 million of excess tax benefits from stock-based compensation was recorded as a cash flow from financing activities rather than a cash flow from operating activities for the six months ended June 30, 2006.

The condensed consolidated statements of operations include pre-tax compensation expense of $20.7 million and $12.3 million for the three months ended June 30, 2006 and 2005, respectively; and $34.6 million and $29.2 million for the six months ended June 30, 2006 and 2005, respectively, related to stock-based compensation plans. The total income tax benefit recognized in the income statement for stock-based compensation plans was $7.8 million and $4.6 million for the three months ended June 30, 2006 and 2005, respectively; and $13.2 million and $11.5 million for the six months ended June 30, 2006 and 2005, respectively. There was $0.1 million of compensation expense capitalized for the three and six months ended June 30, 2006. There was no compensation expense capitalized for the three and six months ended June 30, 2005. The expense for the six months ended June 30, 2005 includes approximately $9.1 million relating to the accelerated expensing of equity grants for employees who were at or near retirement eligibility as defined in the related Company stock plans. The 2005 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively as of January 1, 2003. Had the Company determined stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below. The pro forma amounts for the six months ended June 30, 2005 include the effect of the $9.1 million pre-tax charge discussed above.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income:
As reported	$145.4	$264.1
Add: Stock-based compensation expense included in reported net income, net of tax	7.7	17.7
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(8.9)	(20.6)

Pro forma net income	$144.2	$261.2

Basic earnings per share:
As reported	$0.48	$0.88
Pro forma	$0.48	$0.87
Diluted earnings per share:
As reported	$0.47	$0.86
Pro forma	$0.47	$0.85

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on implied volatility from traded options as well as historical volatility. The risk-free interest rate is the rate in effect at the time of the grant based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity. The following weighted average assumptions were used for options granted during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0.39%	0.54%	0.44%	0.53%
Expected stock volatility	23%	23%	23%	23%
Risk-free interest rate	4.88%	4.29%	4.59%	4.07%
Expected holding period	6 yrs	6 yrs	6 yrs	6 yrs

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

A summary of option activity as of June 30, 2006 and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	23.7	$23.62
Granted	2.9	63.18
Exercised	(4.0)	18.32
Forfeited or expired	(0.4)	40.12

Outstanding, June 30, 2006	22.2	$29.48	6.4 yrs	$580.0

Vested and unvested expected to vest, June 30, 2006	21.4	$28.79	6.3 yrs	$571.3

Exercisable, June 30, 2006	13.3	$19.92	5.1 yrs	$459.7

The weighted average grant date fair value per option of Moody’s options granted during the three months ended June 30, 2006 and 2005 was $23.70 and $12.29, respectively; and $19.97 and $12.50 for the six months ended June 30, 2006 and 2005, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the first half of 2006 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of June 30, 2006. This amount changes based on the fair value of Moody’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $186.1 million and $86.7 million, respectively. As of June 30, 2006, there was $90.6 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.3 years. Proceeds received from the exercise of stock options was $74.2 million and $52.2 million for the six months ended June 30, 2006 and 2005, respectively. The tax benefit realized from stock options exercised during the six months ended June 30, 2006 and 2005 was $75.6 million and $35.0 million, respectively.

At June 30, 2006, options outstanding of 20.7 million and 1.5 million were held by Moody’s employees and retirees and New D&B employees and retirees, respectively.

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2006 and changes during the six months then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2005	1.3	$38.59
Granted	0.9	63.18
Vested	(0.4)	37.80
Forfeited	(0.1)	48.34

Balance, June 30, 2006	1.7	$51.92

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $27.0 million and $9.7 million, respectively. As of June 30, 2006, there was $67.2 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.4 years. The tax benefit realized from the vesting of restricted stock during the six months ended June 30, 2006 and 2005 was $10.7 million and $3.9 million, respectively.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans. The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through a SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized an additional $2 billion share repurchase program. Moody’s will begin repurchasing shares under the new program upon completion of the $1 billion program authorized in October 2005. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

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

Beginning with stock option exercises in 2003, Moody’s changed its tax deductions to conform to an IRS ruling which clarified that the employer should take the tax deduction for option exercises rather than the issuer. The 2000 Distribution Agreement entitles Moody’s to reimbursement from New D&B for the resulting loss of the issuer-based tax deductions and in the first quarter of 2006, Moody’s received $20.9 million from New D&B. Accordingly, as of June 30, 2006 and December 31, 2005, Moody’s has reflected $12.5 million and $5.1 million, respectively, in other assets related to the amounts due from New D&B and $18.1 million in other current assets as of December 31, 2005.

In addition, the Company also sponsors the Moody’s Corporation Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at 85% of its fair market value on the first trading day of the month. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect at from one percent to ten percent of compensation, subject to the federal limit. This results in stock-based compensation expense for the difference between the purchase price and fair market value under SFAS No. 123R as well as under SFAS No. 123.

3. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic	286.4	300.4	288.5	299.7
Dilutive effect of shares issuable under stock-based compensation plans	7.3	7.3	8.1	7.2

Diluted	293.7	307.7	296.6	306.9

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Options to purchase 2.9 million and 4.0 million common shares for the three months ended June 30, 2006 and 2005, respectively; and 2.9 million and 4.1 million common shares for the six months ended June 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

4. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and include auction rate certificates at December 31, 2005. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to 11 months and one month to 38 years as of June 30, 2006 and December 31, 2005, respectively. Unrealized holding gains and losses on available-for-sale securities, if any, would be included in accumulated other comprehensive income (loss), net of applicable income taxes in the condensed consolidated financial statements. During the three months and six months ended June 30, 2006 and 2005, there were no realized gains or losses from sales of available-for-sale securities.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2006			Year Ended December 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Beginning balance	$28.0	$124.1	$152.1	$7.6	$124.1	$131.7
Additions	1.4	—	1.4	20.3	—	20.3
Foreign currency translation adjustments	0.5	—	0.5	0.1	—	0.1

Ending balance	$29.9	$124.1	$154.0	$28.0	$124.1	$152.1

The following table summarizes intangible assets at the dates indicated:

	June 30, 2006	December 31, 2005
Customer lists (11.3 year original weighted average life)	$60.6	$60.2
Accumulated amortization	(24.0)	(21.2)

Net customer lists	36.6	39.0

MKMV trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(1.2)	(0.2)

Net trade secret	24.3	25.3

Other amortizable intangible assets (5.0 year original weighted average life)	13.3	12.9
Accumulated amortization	(7.6)	(6.4)

Net other amortizable intangible assets	5.7	6.5

Total intangible assets	$66.6	$70.8

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Amortization expense for the six months ended June 30, 2006 and 2005 was $5.0 million and $3.3 million, respectively. In December 2005, the Company began amortizing the MKMV trade secret over 12 years.

Estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2006 (after June 30)	$4.9
2007	9.1
2008	8.0
2009	7.1
2010	7.1
Thereafter	$30.4

6. PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains both funded and unfunded noncontributory defined benefit pension plans in which substantially all U.S. employees of the Company are eligible to participate. The plans provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives.

The Company also provides certain healthcare and life insurance benefits for retired U.S. employees (“Other Post-Retirement Plans”). The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. Effective at the Distribution Date, Moody’s assumed responsibility for pension and Other Post-Retirement Plans relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

Following are the components of net periodic expense related to the pension and Other Post-Retirement Plans for the three and six months ended June 30, 2006 and 2005:

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Components of net periodic expense
Service cost	$2.9	$2.4	$0.2	$0.1
Interest cost	1.7	1.5	0.1	0.1
Expected return on plan assets	(2.1)	(2.0)	—	—
Amortization of net actuarial loss from earlier periods	0.8	0.7	—	—
Amortization of unrecognized prior service costs	0.1	0.1	—	—

Net periodic expense	$3.4	$2.7	$0.3	$0.2

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

	Pension Plans		Other Post-Retirement Plans
	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Components of net periodic expense
Service cost	$5.6	$5.0	$0.4	$0.3
Interest cost	3.5	3.1	0.2	0.2
Expected return on plan assets	(4.2)	(4.1)	—	—
Amortization of net actuarial loss from earlier periods	1.6	1.3	—	—
Amortization of unrecognized prior service costs	0.2	0.2	0.1	—

Net periodic expense	$6.7	$5.5	$0.7	$0.5

The Company made payments of $0.4 million related to its unfunded pension plan obligations during the six months ended June 30, 2006 and no payments during the six months ended June 30, 2005. Moody’s made no contributions to its funded pension plans during both the six months ended June 30, 2006 and 2005. The Company made no significant payments to its Other Post-Retirement Plans during both the six months ended June 30, 2006 and 2005. The Company presently anticipates making payments of $0.5 million to its unfunded pension plans and $0.3 million to its Other Post-Retirement Plans during the remainder of 2006.

7. INDEBTEDNESS

On September 30, 2005, the Company entered into a Note Purchase Agreement and issued and sold through a private placement transaction, $300 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes (the “Notes”). The Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Notes were used to refinance $300 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes (“Old Notes”) which matured on September 30, 2005. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “Prepaid Principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the Prepaid Principal. Interest paid under the Notes and Old Notes was $7.5 million and $11.4 million in each of the six months ended June 30, 2006 and 2005, respectively.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At June 30, 2006, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at June 30, 2006. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. No interest was paid under the Facility for the six months ended June 30, 2006 and 2005 as no borrowings were outstanding during those periods.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At June 30, 2006, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Moody’s total interest expense was $3.8 million and $5.8 million for the three months ended June 30, 2006 and 2005, respectively; and $7.6 million and $11.5 million for the six months ended June 30, 2006 and 2005, respectively. Total interest income on cash and cash equivalents and short-term investments was $4.7 million and $6.2 million for the three months ended June 30, 2006 and 2005, respectively; and $11.0 million and $10.7 million for the six months ended June 30, 2006 and 2005, respectively.

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

Legacy Contingencies

Moody’s has exposure to certain potential liabilities assumed in connection with the 2000 Distribution. These contingencies are referred to by Moody’s as “Legacy Contingencies”. The principal Legacy Contingencies presently outstanding relate to tax matters.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

In the second quarter of 2006, Moody’s paid approximately $9 million for the state income tax liability connected with the terms of the October 2005 settlement with the IRS and reversed the remaining reserve of $1.5 million.

Additionally, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’ denial of the tax refunds. In the first quarter of 2006, New D&B began discussions with the IRS Appeals Office to resolve the matter. Moody’s share is estimated at approximately $9 million.

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

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures (including penalties and interest, and net of tax benefits) could be up to $119 million relating to the disallowance of amortization expense deductions and could be up to $157 million relating to the disallowance of amortization expense deductions by the partnership and reallocation of the partnership income and expense to Old D&B. These exposures could increase by approximately $6 million to $10 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization expense deductions on its tax returns.

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Utilization of Capital Losses

In December 2004, New D&B executed a formal settlement agreement for all outstanding issues related to the matter concerning utilization of certain capital losses generated by Old D&B during 1989 and 1990. New D&B received two assessments on this matter during the first quarter of 2005. The third and final assessment was received in April 2006 of which Moody’s paid $0.3 million. The amounts paid by Moody’s for the first two assessments included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its liabilities by $2.7 million due to this disagreement.

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

For the six months ended June 30, 2006 and 2005, the Company recorded a tax benefit of $2.4 million and a charge of $2.7 million, respectively. The Company also has recorded $1.8 million and $3.0 million of interest expense related to its legacy tax matters in the first half of 2006 and 2005, respectively. Moody’s total net legacy tax liabilities as of June 30, 2006 were $91 million and are predominantly long term.

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

9. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$172.1	$145.4	$318.3	$264.1
Other comprehensive income (loss)—foreign currency translation adjustment	7.2	(5.8)	8.4	(7.5)

Total comprehensive income	$179.3	$139.6	$326.7	$256.6

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

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

Moody’s Investors Service consists of four rating groups—structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups, and economic commentary. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

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

Below is financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue information by geographic area, each for the three and six months ended June 30, 2006 and 2005, and total assets by segment as of June 30, 2006 and December 31, 2005. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$476.5	$34.9	$511.4	$416.7	$30.1	$446.8
Operating, selling, general and administrative expenses	185.1	27.9	213.0	158.9	26.4	185.3
Depreciation and amortization	5.3	4.0	9.3	4.6	4.1	8.7

Operating income	286.1	3.0	289.1	253.2	(0.4)	252.8

Interest and other non-operating income (expense), net			0.7			(3.9)

Income before provision for income taxes			289.8			248.9
Provision for income taxes			117.7			103.5

Net income			$172.1			$145.4

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$884.4	$67.2	$951.6	$776.6	$60.7	$837.3
Operating, selling, general and administrative expenses	352.7	52.8	405.5	304.2	50.5	354.7
Depreciation and amortization	10.6	8.1	18.7	9.0	8.3	17.3

Operating income	521.1	6.3	527.4	463.4	1.9	465.3

Interest and other non-operating income (expense), net			4.1			(9.1)

Income before provision for income taxes			531.5			456.2
Provision for income taxes			213.2			192.1

Net income			$318.3			$264.1

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratings revenue:
Structured finance	$217.8	$192.5	$393.3	$331.1
Corporate finance	107.8	79.5	193.9	160.4
Financial institutions and sovereign risk	66.9	65.6	132.8	131.3
Public finance	21.1	26.2	40.7	49.4

Total ratings revenue	413.6	363.8	760.7	672.2
Research revenue	62.9	52.9	123.7	104.4

Total Moody’s Investors Service	$476.5	$416.7	$884.4	$776.6

Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$328.1	$281.8	$607.0	$523.9
International	183.3	165.0	344.6	313.4

Total	$511.4	$446.8	$951.6	$837.3

Revenue in Europe was $128.7 million and $113.9 million for the three months ended June 30, 2006 and 2005, respectively; and $236.2 million and $214.1 million for the six months ended June 30, 2006 and 2005, respectively.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Total Assets by Segment

	June 30, 2006			December 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Total assets by segment	$888.0	$243.1	$1,131.1	$1,204.5	$252.7	$1,457.2

11. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on recognition and derecognition of tax benefits resulting from a subsequent change of judgment, classification of liabilities, interest and penalties, accounting in interim periods and disclosure. In accordance with FIN No. 48, a company is required to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authority will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement with a taxing authority, without considering time values. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and accordingly, is required to be adopted by the Company on January 1, 2007. Upon adoption, if necessary, the Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Transition adjustments, if any, will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. The Company is in the process of assessing the impact of the adoption of FIN No. 48 on the Company’s consolidated financial statements.

12. SUBSEQUENT EVENT

On August 1, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.07 per share of Moody’s common stock, payable on September 10, 2006 to shareholders of record at the close of business on August 20, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing at page 37 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services, and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV.

Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research and economic commentary, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, under the modified prospective application method. Previous to this, the Company was applying the fair value method of accounting for stock-based compensation on a prospective basis since January 1, 2003, as allowed under the provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an

amendment of FASB Statement No. 123”. In the first half of 2006, the adoption of SFAS No. 123R resulted in additional pre-tax stock-based compensation expense of $2.9 million ($1.7 million after-tax) than would have been recorded had the Company continued to apply the provisions of SFAS No. 123 on a prospective basis. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The methodologies to determine the assumptions in the Black-Scholes model in 2006 were consistent with the 2005 methods.

Operating Segments

Moody’s Investors Service consists of four rating groups—structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups, and economic commentary. For presentation purposes, Europe represents Europe, Middle East and Africa. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Consolidated Company Results

Moody’s revenue for the second quarter of 2006 was $511.4 million, an increase of $64.6 million or 14.5% from $446.8 million for the second quarter of 2005. Moody’s achieved strong revenue growth in the global corporate finance, structured finance, research and MKMV, as well as modest growth in financial institutions, offsetting weakness in public finance.

Revenue in the United States was $328.1 million for the second quarter of 2006, an increase of $46.3 million or 16.4% from $281.8 million in the second quarter of 2005. Approximately 83% of the U.S. growth was driven by corporate finance and structured finance, reflecting strong corporate bond and collateralized debt issuance. Research as well as U.S. financial institutions contributed to year-to-year growth as well.

Moody’s international revenue was $183.3 million in the second quarter, an increase of $18.3 million or 11.1% from $165.0 million in the second quarter of 2005. International ratings revenue grew $11.3 million versus the prior year, with approximately 94% of the growth related to Europe. All international lines of business, except for financial institutions, grew at double-digit rates due to increased demand for Moody’s credit rating services as well as research and analytic products. Foreign currency translation negatively impacted international revenue growth by approximately $2 million.

Operating, selling, general and administrative expenses were $213.0 million in the second quarter of 2006, an increase of $27.7 million or 14.9% from $185.3 million in the second quarter of 2005. The largest contributor to this increase was growth in compensation and benefits expense of approximately $26 million, reflecting modest salary increases coupled with increased staffing. Moody’s average global staffing of approximately 3,000 employees during the quarter ended June 30, 2006 was approximately 18% higher than during the same prior year period. The increase includes approximately 4% relating to the acquisition of Economy.com in November

2005 and hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $8.4 million year-over-year due to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005. Additional increases were due to higher rent and occupancy costs of approximately $3 million to support business expansion and higher professional services costs of approximately $2 million primarily due to information technology investment spending. Expenses for the second quarter of 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. In addition, foreign currency translation accounted for a reduction of the year-to-year expense growth of approximately $1 million.

Second quarter operating income of $289.1 million rose $36.3 million or 14.4% from $252.8 million in the same period of 2005. Foreign currency translation reduced operating income growth by approximately $1 million. Moody’s operating margin for the second quarter of 2006 was 56.5% compared to 56.6% a year earlier.

Moody’s reported $0.7 million of interest and other non-operating income (expense), net for the second quarter of 2006 compared with ($3.9) million for the same period of 2005. Interest expense was $3.8 million and $5.8 million for the three months ended June 30, 2006 and 2005, respectively, with the decrease principally related to a lower interest rate on Moody’s $300 million Notes. Interest income was $4.7 million in the second quarter of 2006 compared to $6.2 million in the second quarter of 2005. The decrease was due to a lower average cash balance in 2006 compared to 2005 offset by higher interest rate yields. Foreign exchange gains (losses) were $0.5 million and ($3.8) million in the second quarters of 2006 and 2005, respectively.

Moody’s effective tax rate was 40.6% in the second quarter of 2006 compared to 41.6% in the second quarter of 2005. The 2006 tax rate included a $1.5 million benefit related to legacy income tax matters. (See Contingencies—Legacy Tax Matters, below).

Net income was $172.1 million for the second quarter of 2006, an increase of $26.7 million or 18.4% from $145.4 million for the second quarter of 2005. Basic and diluted earnings per share for the second quarter of 2006 were $0.60 and $0.59, respectively, compared to basic and diluted earnings per share of $0.48 and $0.47, respectively, for the second quarter of 2005.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the second quarter of 2006 was $476.5 million, up $59.8 million or 14.4% from $416.7 million in the second quarter of 2005. Ratings revenue accounted for $49.7 million of the increase, with growth largely from global corporate finance and structured finance offsetting weakness in public finance. Foreign currency translation negatively impacted revenue growth by approximately $2 million. Price increases contributed to year-to-year growth in revenue.

Structured finance revenue was $217.8 million for the second quarter of 2006, an increase of $25.3 million or 13.1% from $192.5 million in the same period of 2005. Approximately $19 million of the increase was in the U.S. with the collateralized debt sectors offsetting weakness in the residential mortgage-backed sector. The increased use of securitization as a financing tool has resulted in an ample supply of collateralized loan obligations and cash flow resecuritizations that have driven growth in collateralized debt obligations. International structured finance revenue grew approximately $6 million year-to-year, with issuance related revenue growth in the derivatives, asset backed and residential mortgage-backed sectors primarily accounting for the increase.

Revenue in the corporate finance group was $107.8 million for the second quarter of 2006, up $28.3 million or 35.6% from $79.5 million in the second quarter of 2005. Revenue in the U.S. increased by approximately 39% primarily due to stronger investment grade and high yield issuance as well as growth in non-issuance related revenue. International corporate finance revenue increased approximately $9 million or about 30% largely due to increased investment-grade corporate bond issuance and growth in non-issuance related revenue in Europe. Robust merger and acquisition and private equity activity contributed to the increased issuance in both the U.S. and Europe. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Financial institutions and sovereign risk revenue was $66.9 million for the second quarter of 2006, an increase of $1.3 million or 2% higher than $65.6 million in the second quarter of 2005. In the U.S., revenue grew by $5.4 million, principally reflecting growth in the insurance and banking sectors as well as through price increases. Internationally, revenue declined by $4.1 million compared to the prior year period, including a $0.6 million negative impact from foreign exchange. International revenue growth during the quarter was impacted by an issuance decline in the banking sector in Europe.

Public finance revenue was $21.1 million for the second quarter of 2006, a decrease of $5.1 million or 19.5% from $26.2 million for the same period in 2005. Dollar issuance in the municipal bond market decreased approximately 3% versus the same period in 2005, primarily due to a 48% decline in refunding activity. Additionally, the revenue yield declined as the predominant issuers accessing the markets were in sectors with relatively lower yielding fees, such as states and municipalities.

Research revenue of $62.9 million for the second quarter of 2006 was $10.0 million or 18.9% higher than the $52.9 million reported in the second quarter of 2005. In total, revenue grew by approximately $6 million in the U.S. and $4 million internationally, with Europe accounting for approximately 39% of the international growth. Research and analytics services accounted for approximately $4 million of global revenue growth primarily from credit research on corporate and financial institutions and structured finance related business. Licensing of Moody’s data to customers for internal and external use accounted for about $1 million of revenue growth.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $185.1 million in the second quarter of 2006, an increase of $26.2 million or 16.5% from $158.9 million in the second quarter of 2005. Compensation and benefits expense accounted for approximately $26 million of the expense growth, reflecting modest salary increases coupled with increased staffing. Moody’s Investors Service average staffing of approximately 2,600 employees during the quarter ended June 30, 2006 was approximately 22% higher than during the same prior year period. This increase includes approximately 4% relating to the acquisition of Economy.com in November 2005 and hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $8.0 million year-over-year due to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005. Additional increases were due to higher rent and occupancy costs of approximately $3 million to support business expansion and higher professional services costs of approximately $2 million primarily due to information technology investment spending. Expenses for the second quarter of 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. Foreign currency translation accounted for a reduction of the year-to-year expense growth of approximately $1 million.

Moody’s Investors Service operating income of $286.1 million for the second quarter of 2006 was up $32.9 million or 13.0% from $253.2 million in the second quarter of 2005. Foreign currency translation reduced operating income growth by approximately $1 million.

Moody’s KMV

Moody’s KMV revenue of $34.9 million for the second quarter of 2006 increased $4.8 million or 15.9% from $30.1 million for the same period in 2005. Revenues from risk product subscriptions increased 9.1% year-over-year due to an increase to the contracted subscription base. Revenue from the licensing of credit processing software and the related software maintenance fees increased approximately 47% due to increased demand for these products and services. Revenue from professional services rose approximately 18%. In the second quarter, international revenue accounted for 56% of global revenue.

MKMV’s operating, selling, general and administrative expenses were $27.9 million in the second quarter of 2006, an increase of $1.5 million or 5.7% from $26.4 million in the second quarter of 2005. Stock-based compensation expense increased $0.4 million year-over-year. The year-to-year increase in expense reflects the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005. MKMV operating income (loss) was $3.0 million in the second quarter of 2006 compared with ($0.4) million in the second quarter of 2005. Currency translation did not have a significant year-to-year impact on MKMV results.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Consolidated Company Results

Moody’s revenue for the six months ended June 30, 2006 was $951.6 million, an increase of $114.3 million or 13.7% from $837.3 million for the same period 2005. Moody’s achieved strong revenue growth in several business sectors, including global structured finance, corporate finance, and research, U.S. financial institutions and international MKMV.

Revenue in the United States was $607.0 million for the six months of 2006, an increase of $83.1 million or 15.9% from $523.9 million in the first six months of 2005. Approximately 84% of the U.S. growth was driven by structured finance and corporate finance, reflecting strong issuance across most structured asset classes as well as corporate bonds. Global research and U.S. financial institutions contributed to year-to-year growth as well.

Moody’s international revenue was $344.6 million in the first six months, an increase of $31.2 million or 10.0% over $313.4 million in the first six months of 2005. International ratings revenue grew approximately $20 million versus the prior year, with approximately 82% of the growth related to Europe where corporate finance and the credit derivatives, residential mortgage-backed and commercial mortgage-backed sectors were primary drivers of growth. International Moody’s KMV and European research contributed to growth as well. Foreign currency translation negatively impacted international revenue growth by approximately $9 million.

Operating, selling, general and administrative expenses were $405.5 million in the first half of 2006, an increase of $50.8 million or 14.3% from $354.7 million in the first half of 2005. The largest contributor to this increase was growth in compensation and benefits expense of approximately $34 million, reflecting modest salary increases coupled with increased staffing. Moody’s average global staffing of over 2,900 employees during the six months ended June 30, 2006 was approximately 17% higher than during the same prior year period. The increase includes approximately 4% relating to the acquisition of Economy.com in November 2005 and hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $5.4 million year-over-year due to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005 offset by additional expense of $9.1 million recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. Additional increases were due to higher rent and occupancy costs of approximately $4 million to support business expansion and higher professional services costs of approximately $4 million primarily due to information technology investment spending. Expenses for the second quarter of 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. In addition, foreign currency translation accounted for a reduction of the year-to-year expense growth of approximately $4 million.

First half operating income of $527.4 million rose $62.1 million or 13.3% from $465.3 million in the same period of 2005. Foreign currency translation reduced operating income growth by approximately $5 million. Moody’s operating margin in the first half of 2006 was 55.4% compared to 55.6% a year earlier.

Moody’s reported $4.1 million of interest and other non-operating income (expense), net in the first half of 2006 compared with ($9.1) million in the same period of 2005. Interest expense was $7.6 million and $11.5 million for the six months ended June 30, 2006 and 2005, respectively, with the decrease principally related to a lower interest rate on Moody’s $300 million Notes. Interest income was $11.0 million in the first half of 2006 compared to $10.7 million in the same period of 2005. The increase was due to a higher weighted average yield. Foreign exchange gains (losses) were $1.3 million and ($7.5) million in the first half of 2006 and 2005, respectively.

Moody’s effective tax rate was 40.1% in the first half of 2006 compared to 42.1% in the first half of 2005. The 2006 tax rate included a $2.4 million benefit and the 2005 tax rate included a charge of $2.7 million related to legacy income tax matters (See Contingencies—Legacy Tax Matters, below). Additionally, the 2006 tax rate was positively impacted by approximately 60 basis points due to the favorable settlements of state tax audits.

Net income was $318.3 million in the first half of 2006, an increase of $54.2 million or 20.5% from $264.1 million in the first half of 2005. Basic and diluted earnings per share in the first half of 2006 were $1.10 and $1.07, respectively, compared to basic and diluted earnings per share of $0.88 and $0.86, respectively, in the first half of 2005.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the first six months of 2006 was $884.4 million, up $107.8 million or 13.9% from $776.6 million in the first six months of 2005. Ratings revenue accounted for $88.4 million of growth with, in particular, global structured finance and corporate finance offsetting weakness in U.S. public finance. Double-digit growth in research also contributed to growth. Foreign currency translation negatively impacted revenue growth by approximately $9 million. Price increases also contributed to year-to-year growth in reported revenue.

Structured finance revenue was $393.3 million for the first six months of 2006, an increase of $62.2 million or 18.8% from $331.1 million in the same period of 2005. Approximately $47 million of the increase was in the U.S., with the collateralized debt and commercial mortgage-backed sectors contributing approximately 84% to this amount. Demand for collateralized debt obligations increased as an ample supply of collateralized loan obligations and cash flow resecuritizations drove issuance higher. Global commercial mortgage-backed revenue was approximately $62 million, about 18% more than prior year. While growth in lending volume for the sector slowed due to higher interest rates, the number of deals that came to market increased. The global residential mortgage-backed sector increased revenue by 5% year-to-year. International structured finance revenue grew approximately $15 million year-to-year, with Europe contributing approximately $14 million. Foreign currency translation negatively impacted international revenue growth by approximately $3 million.

Corporate finance revenue was $193.9 million for the first six months of 2006, up $33.5 million or 20.9% from $160.4 million in the first six months of 2005. Revenue in the U.S. increased approximately 22% primarily due to issuance related growth in bank loan ratings revenue and corporate bond revenue. Investment grade bond issuance increased 21% and high yield bond issuance increased approximately 22%, primarily due to robust issuance from merger and acquisition and private equity activity during the second quarter. International corporate finance revenue increased approximately $11 million or about 19% due largely to increased corporate bond issuance and non-issuance related fees in Europe. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $132.8 million for the first six months of 2006, an increase of $1.5 million or 1.1% from $131.3 million in the first six months of 2005. In the U.S., revenue grew $8 million, principally due to strength in insurance and real estate sectors. Internationally, revenue declined approximately $7 million compared to the prior year period, primarily due to slowing issuance activity in Europe. This includes a $2 million negative impact from foreign exchange. Price increases also contributed to year-to-year growth in global financial institutions revenue.

Public finance revenue was $40.7 million for the first six months of 2006, a decrease of $8.7 million or 17.6% from $49.4 million for the same period in 2005. Dollar issuance in the municipal bond market declined 14% below the same period in 2005, primarily due to lower interest rate sensitive refunding activity. Refinancings represented 20% of total dollar issuance in the first six months of 2006, versus 37% in the same period of 2005.

Research revenue of $123.7 million for the first six months of 2006 was $19.3 million or 18.5% higher than the $104.4 million reported in the first six months of 2005. Revenue grew by approximately $13 million in the U.S. and about $6 million internationally with Europe accounting for approximately 48% of international growth. Research and analytics services accounted for approximately $7 million of global revenue growth primarily from credit research on corporate and financial institutions and the structured finance related business. Revenue from the licensing of Moody’s information to financial customers for internal use and redistribution was $27 million in the first six months of 2006, an increase of $4 million, or 20% higher than the prior year.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $352.7 million in the first half of 2006, an increase of $48.5 million or 15.9% from $304.2 million in the first half of 2005. Compensation and benefits expense accounted for approximately $37 million of the expense growth, reflecting modest salary increases coupled with increased staffing. Moody’s Investors Service average staffing of over 2,500 employees during the six months ended June 30, 2006 was approximately 21% higher than during the prior year period. This increase includes approximately 4% relating to the acquisition of Economy.com in November 2005 and hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $5.4 million year-over-year due to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005 offset by additional expense recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. Additional increases were due to higher rent and occupancy costs of approximately $4 million to support business expansion and higher professional services costs of approximately $4 million primarily due to information technology investment spending. Expenses for the second quarter of 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005. Foreign currency translation accounted for a reduction of the year-to-year expense growth of approximately $4 million.

Moody’s Investors Service operating income of $521.1 million in the first half of 2006 was up $57.7 million or 12.5% from $463.4 million in the first half of 2005. Foreign currency translation reduced operating income growth by approximately $5 million.

Moody’s KMV

Moody’s KMV revenue of $67.2 million for the first six months of 2006 was $6.5 million or 10.7% more than the same period in 2005. MKMV’s revenue growth reflected increasing demand for credit decisioning software and software related maintenance which grew approximately 38% or $4 million compared to the first six months of 2005. Growth in subscriptions revenue related to credit risk assessment products grew approximately 4% or $2 million compared to prior year. In the first six months, international revenue accounted for 57% of global revenue.

MKMV’s operating, selling, general and administrative expenses were $52.8 million in the first half of 2006, an increase of $2.3 million or 4.6% from $50.5 million in the first half of 2005. Compensation and benefits expense decreased approximately $3 million primarily due to the reduction of certain employee obligations. A $1.8 million charge was also recorded in connection with a non-income tax matter in the first quarter of 2006. MKMV operating income was $6.3 million in the first half of 2006 compared with $1.9 million in the first half of 2005. Currency translation did not have a significant year-to-year impact on MKMV results.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations. Net cash provided by operating activities was $322.6 million and $345.6 million for the six months ended June 30, 2006 and 2005, respectively.

Moody’s net cash provided by operating activities in 2006 decreased by $23.0 million compared with 2005. The decrease is primarily attributable to classifying the 2006 excess tax benefits from stock-based compensation plans of $74.3 million as a cash flow from financing activities as required under SFAS No. 123R. Prior to the adoption of SFAS No. 123R in the first quarter of 2006, cash retained as a result of tax deductions relating to stock-based compensation was presented in the condensed consolidated statements of cash flows as an operating cash flow, along with other tax cash flows. SFAS No. 123R supersedes prior guidance and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the condensed consolidated statements of cash flows as a financing cash flow. The 2006 cash flow included the net receipt of approximately $16 million from New D&B primarily related to issuer-based tax deductions, as discussed in Note 2 to the condensed consolidated financial statements, offset by an increase in the amounts due from New D&B of $4.9 million related to option activity in the first half of 2006 compared to activity in the first half of 2005. Additionally, Moody’s deposited approximately $40 million with the IRS in the first quarter of 2006 relating to Amortization Expense Deductions, as discussed in Note 8 to the condensed consolidated financial statements. This deposit was recorded in other assets. Growth in net income contributed $54.2 million to cash provided by operating activities. Increase in tax payments of approximately $38 million compared with 2005 decreased cash flow from operations. A net change in accounts receivable favorably impacted cash flow from operations by approximately $12 million. The net change in accounts payable and accrued liabilities had a positive effect of approximately $26 million on cash flow from operations. Increase in deferred revenue contributed approximately $13 million to cash flow from operations offset by changes in other liabilities which decreased cash flow from operations by approximately $10 million.

Net cash provided by (used in) investing activities was $75.4 million for the six months ended June 30, 2006 compared with ($19.5) million for the same period of 2005. Spending for property and equipment and internal use software totaled $12.9 million for the first six months of 2006 compared with $11.7 million for the first six months of 2005. Net sales of marketable securities totaled $90.3 million for the first six months of 2006 compared with net purchases of $3.9 million for the first six months of 2005.

Net cash (used in) provided by financing activities was ($671.3) million for the six months ended June 30, 2006 compared to $4.9 million for the six months ended June 30, 2005. Net proceeds from exercises of stock options were $70.5 million in the 2006 period and $52.5 million in the 2005 period. The 2006 amount also includes $74.3 million of excess tax benefits from stock-based compensation plans which are now classified as a cash flow from financing activities under SFAS No. 123R. These amounts were offset by $775.8 million and $19.2 million used for share repurchases for the first six months of 2006 and 2005, respectively, and dividends paid of $40.3 million and $27.8 million for the first six months of 2006 and 2005, respectively. The increase in dividends reflects a quarterly dividend paid of $0.07 per share in the first half of 2006 compared with $0.0375 per share in the first quarter of 2005 and $0.055 per share in the second quarter of 2005.

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

The Company currently intends to use a portion of its cash flow to pay dividends. On August 1, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.07 per share of Moody’s common stock, payable on September 10, 2006 to shareholders of record at the close of business on August 20, 2006.

The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

The Company also currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through a SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized an additional $2 billion share repurchase program. Moody’s will begin repurchasing shares under the new program upon completion of the $1 billion program authorized in October 2005. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the related agreement. At June 30, 2006, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio (as defined in the Facility), and were 8 basis points at June 30, 2006. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. No borrowings under the Facility were outstanding as of June 30, 2006.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At June 30, 2006, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Off-Balance Sheet Arrangements

At June 30, 2006, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

As of June 30, 2006, there has not been any material change outside the normal course of business in Moody’s contractual obligations as presented in its annual report on Form 10-K for the year ended December 31, 2005.

Dividends

On August 1, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.07 per share of Moody’s common stock, payable on September 10, 2006 to shareholders of record at the close of business on August 20, 2006.

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

Based on Moody’s stronger than expected results for the first half of 2006 the Company has made a number of revisions to the outlook for the full year 2006. For Moody’s overall, the Company now projects revenue growth in the low double-digit percent range for the full year 2006. This assumes foreign currency translation for the remainder of the year at current exchange rates, which would result in no material full year impact from currency translation. Moody’s now expects the operating margin after the impact of expensing stock-based compensation to decline by up to 100 basis points in 2006 compared with 2005. Among other things, this reflects the Company’s increased outlook for revenue and a delay in some expenses related to real estate expansion of the New York headquarters. The margin outlook continues to reflect investments Moody’s is making to: expand internationally; improve analytical processes; pursue ratings transparency and compliance initiatives; introduce new products; and improve technology infrastructure.

For 2006, the Company projects year-over-year growth in diluted earnings per share in the mid-teens percent range. This forecast includes the impacts of adjustments related to legacy tax matters in 2005 and 2006, and the expensing of stock-based compensation in 2005 and 2006. This year represents the final year of “phasing in” of expense related to stock-based compensation, which began in 2003. The impact of expensing stock-based compensation is expected to be in the range of $0.15—$0.17 per diluted share in 2006, compared to $0.10 per diluted share in 2005.

In the U.S., Moody’s forecasts high single to double-digit percent revenue growth for the Moody’s Investors Service ratings and research business for the full year 2006. In the U.S. structured finance business, the Company expects revenue for the year to rise in the mid- to high single-digit percent range from the record level of 2005. Moody’s projects a mid-teens percent decline in revenue from residential mortgage-backed securities ratings (including home equity securitization), offset by strong year-over-year revenue growth from rating credit derivatives and commercial mortgage-backed securities.

In the U.S. corporate finance business, the Company expects revenue growth in the mid- to high teens percent range for the year, up from the previous expectation of high single-digit percent growth largely due to higher expected transaction volume in rated bonds and bank loans.

In the U.S. financial institutions sector, Moody’s expects revenue to grow in the low double-digit percent range for the year as new ratings mandates and fee increases partly related to the Enhanced Analysis Initiative should more than offset the impact of lower revenue related to issuance volumes.

For the U.S. public finance sector, the Company expects revenue for 2006 to decline in the double-digit percent range as rising interest rates should continue to slow refinancing activity. Moody’s continues to expect strong growth in the U.S. research business at better than twenty percent.

Outside the U.S. the Company still expects ratings revenue to grow in the low teens percent range. This forecast assumes that foreign currency translation will have no material impact on revenue growth for the year. The outlook assumes mid- to high teens percent growth in international revenue for all major business lines except financial institutions, where Moody’s expects international revenue to grow in the mid-single-digit percent range.

The outlook for Moody’s KMV globally anticipates growth in net sales and revenue from credit risk assessment subscription products, credit decision processing software, and professional services. The Company now expects this will result in high single-digit percent growth in revenue, with greater growth in profitability.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on recognition and derecognition of tax benefits resulting from a subsequent change of judgment, classification of liabilities, interest and penalties, accounting in interim periods and disclosure. In accordance with FIN No. 48, a company is required to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authority will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement with a taxing authority, without considering time values. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and accordingly, is required to be adopted by the

Company on January 1, 2007. Upon adoption, if necessary, the Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Transition adjustments, if any, will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. The Company is in the process of assessing the impact of the adoption of FIN No. 48 on the Company’s consolidated financial statements.

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

Legacy Contingencies

Moody’s has exposure to certain potential liabilities assumed in connection with the 2000 Distribution. These contingencies are referred to by Moody’s as “Legacy Contingencies”. The principal Legacy Contingencies presently outstanding relate to tax matters.

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

In the second quarter of 2006, Moody’s paid approximately $9 million for the state income tax liability connected with the terms of the October 2005 settlement with the IRS and reversed the remaining reserve of $1.5 million.

Additionally, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’ denial of the tax refunds. In the first quarter of 2006, New D&B began discussions with the IRS Appeals Office to resolve the matter. Moody’s share is estimated at approximately $9 million.

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

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New

D&B its 50% share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures (including penalties and interest, and net of tax benefits) could be up to $119 million relating to the disallowance of amortization expense deductions and could be up to $157 million relating to the disallowance of amortization expense deductions by the partnership and reallocation of the partnership income and expense to Old D&B. These exposures could increase by approximately $6 million to $10 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization expense deductions on its tax returns.

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

Utilization of Capital Losses

In December 2004, New D&B executed a formal settlement agreement for all outstanding issues related to the matter concerning utilization of certain capital losses generated by Old D&B during 1989 and 1990. New D&B received two assessments on this matter during the first quarter of 2005. The third and final assessment was received in April 2006 of which Moody’s paid $0.3 million. The amounts paid by Moody’s for the first two assessments included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. If New D&B fails to resolve this dispute with IMS Health and NMR, Moody’s understands that New D&B anticipates commencing arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its liabilities by $2.7 million due to this disagreement.

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

For the six months ended June 30, 2006 and 2005, the Company recorded a tax benefit of $2.4 million and a charge of $2.7 million, respectively. The Company also has recorded $1.8 million and $3.0 million of interest expense related to its legacy tax matters in the first half of 2006 and 2005, respectively. Moody’s total net legacy tax liabilities as of June 30, 2006 were $91 million and are predominantly long term.

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

In April and May 2006, SEC Chairman Christopher Cox testified at hearings of the U.S. House of Representatives Financial Services Committee and the U.S. Senate Committee on Banking, Housing and Urban Affairs (the “Banking Committee”) to review current securities issues. Oversight of rating agencies was discussed at both hearings, including legislative considerations and the SEC’s ongoing process to develop a voluntary oversight framework with the NRSROs.

In the House of Representatives (the “House”), H.R. 2990, the “Credit Rating Agency Duopoly Relief Act”, was passed by the Financial Services Committee in June 2006 and the full House in July 2006. The bill was originally introduced in June 2005 and an amended version was passed. In the Senate, the “Credit Rating Agency Reform Act of 2006” was voted on and passed by the Banking Committee on August 2, 2006. No date has been set for consideration of the bill by the full Senate. Although there are differences between the House and Senate bills, each of them would among other things: (i) allow rating agencies who wish to have their ratings used in federal securities laws to register as NRSROs with the SEC after an application process; and (ii) give the SEC inspection and civil enforcement authority related to NRSROs.

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

Moody’s endorsed the IOSCO Code and in June 2005 published its Code of Professional Conduct (the “Moody’s Code”) pursuant to the IOSCO Code. In April 2006, Moody’s Investors Service published its first annual report on the implementation of Moody’s Code. The report discusses policies, procedures and processes that implement the Moody’s Code. The report also describes differences between the Moody’s Code and the IOSCO Code and how Moody’s believes that the objectives of the IOSCO Code are otherwise addressed. Both Moody’s Code and the report can be found on the Regulatory Affairs page of the Company’s website.

European Union—In the European Union, the European Commission (“Commission”) issued a Communication on rating agencies in January 2006. The Commission noted that recent European Union (“EU”) financial services legislative measures that are relevant to credit rating agencies, combined with a self-regulatory framework for rating agencies based on the IOSCO Code, provided a suitable framework for the oversight of rating agencies and that no legislative actions were required at present. The Commission indicated that it will monitor developments related to rating agencies and has asked the Committee of European Securities Regulators (“CESR”) to monitor rating agencies’ compliance with the IOSCO Code and report back regularly.

CESR has initiated a process to assess such compliance and plans to submit its first annual report to the Commission in October 2006. The CESR process involves discussions with individual rating agencies as well as a survey of market participants. CESR has indicated that its report will identify issues that have arisen for rating agencies in implementing their codes of conduct, as well as those IOSCO Code provisions that rating agencies have chosen not to include in their codes and for which they have disclosed their non-compliance.

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

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published its new capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies (called External Credit Assessment Institutions, or “ECAIs”) could be used by banks in determining credit risk weights for many of their institutional credit exposures. It is anticipated that national authorities will implement these aspects of Basel II starting in January 2007. Recognized ECAIs could be subject to a broader range of oversight.

In the EU, Basel II has been adopted through the Capital Requirements Directive (“CRD”), which, among other things, sets out criteria for recognizing ECAIs within the EU. The Commission created the Committee of European Banking Supervisors (“CEBS”), comprised of European banking regulators, to advise it on banking policy issues that include implementing the CRD. In January 2006, CEBS published “Guidelines for a common approach to the recognition of External Credit Assessment Institutions”. The guidelines provide the basis for a consistent approach in EU Member States to the implementation of the CRD’s ECAI recognition and supervision criteria. In April 2006, Moody’s applied to be recognized as an ECAI in the EU. The recognition process is ongoing.

Bank regulators in other jurisdictions globally have begun the ECAI recognition process, and Moody’s has been recognized in several jurisdictions. At this time Moody’s cannot predict the long-term impact of Basel II on the manner in which the Company conducts its business. However, Moody’s does not currently believe that Basel II will materially affect its financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk from December 31, 2005 to June 30, 2006. For a discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing at page 32 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.

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

Item 1A. Risk Factors

The significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow are set forth in Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2006

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
April 1 - 30	1,258,033	(1)	$71.01	1,257,970	$564.8 million
May 1 - 31	6,843,848		$58.26	6,843,848	$166.1 million
June 1 - 30	1,628,900		$52.71	1,628,900	$2,080.2 million	(3)

Total	9,730,781			9,730,718

(1)	Includes the surrender to the Company of 63 shares in April of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months.

(3)	On June 5, 2006, the Board of Directors authorized an additional $2 billion share repurchase program. Moody’s will begin repurchasing shares under the new program upon completion of the $1 billion program authorized in October 2005. There is no established expiration date for either of these authorizations.

During the second quarter of 2006, Moody’s repurchased 9.7 million shares at an aggregate cost of $573.9 million and issued 0.9 million shares of stock under employee stock-based compensation plans. Since becoming a public company in October 2000 and through June 30, 2006, Moody’s has repurchased 79.2 million shares at a total cost of $2.6 billion, including 36.7 million shares to offset issuances under employee stock-based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2006.

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

Date: August 3, 2006

By:	/s/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)

Date: August 3, 2006