Form 10-Q
period 2006-09-30
MOODYS CORP /DE/
filed 2006-11-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2006
Common Stock, par value $0.01 per share	279.8 million

MOODY’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$495.5	$421.1	$1,447.1	$1,258.4
Expenses
Operating, selling, general and administrative	216.9	180.4	622.4	535.1
Depreciation and amortization	9.8	8.8	28.5	26.1

Total expenses	226.7	189.2	650.9	561.2

Operating income	268.8	231.9	796.2	697.2

Interest and other non-operating (expense) income, net	(3.1)	2.7	1.0	(6.4)

Income before provision for income taxes	265.7	234.6	797.2	690.8
Provision for income taxes	108.7	88.0	321.9	280.1

Net income	$157.0	$146.6	$475.3	$410.7

Earnings per share
Basic	$0.56	$0.49	$1.66	$1.37

Diluted	$0.55	$0.48	$1.61	$1.34

Weighted average shares outstanding
Basic	280.7	299.6	287.1	299.3

Diluted	287.9	307.7	294.9	306.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$281.6	$486.0
Short-term investments	13.0	94.5
Accounts receivable, net of allowances of $13.8 in 2006 and $12.7 in 2005	359.6	421.8
Other current assets	26.0	49.5

Total current assets	680.2	1,051.8
Property and equipment, net	62.8	55.4
Prepaid pension costs	53.0	56.4
Goodwill	154.0	152.1
Intangible assets, net	64.1	70.8
Other assets	141.1	70.7

Total assets	$1,155.2	$1,457.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$222.8	$279.8
Deferred revenue	302.5	299.1

Total current liabilities	525.3	578.9
Non-current portion of deferred revenue	94.2	75.7
Notes payable	300.0	300.0
Other liabilities	197.0	193.2

Total liabilities	1,116.5	1,147.8

Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2006 and December 31, 2005	3.4	3.4
Capital surplus	322.8	240.9
Retained earnings	1,854.8	1,419.2
Treasury stock, at cost; 63,099,473 and 52,604,734 shares of common stock at September 30, 2006 and December 31, 2005, respectively	(2,152.1)	(1,353.2)
Accumulated other comprehensive income (loss)	9.8	(0.9)

Total shareholders’ equity	38.7	309.4

Total liabilities and shareholders’ equity	$1,155.2	$1,457.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$475.3	$410.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	28.5	26.1
Stock-based compensation expense	54.6	42.5
Excess tax benefits from stock-based compensation plans	(85.3)	43.8
Changes in assets and liabilities:
Accounts receivable	68.1	32.4
Other current assets	23.6	7.6
Prepaid pension costs	3.4	2.5
Other assets	(63.7)	(11.9)
Accounts payable and accrued liabilities	42.6	(34.6)
Deferred revenue	19.1	9.3
Other liabilities	3.0	17.9

Net cash provided by operating activities	569.2	546.3

Cash flows from investing activities
Capital additions	(21.2)	(18.6)
Purchases of marketable securities	(347.5)	(140.7)
Sales and maturities of marketable securities	431.9	64.1
Cash paid for acquisitions, net of cash acquired	(14.7)	(3.9)

Net cash provided by (used in) investing activities	48.5	(99.1)

Cash flows from financing activities
Repayment of notes	—	(300.0)
Issuance of notes	—	300.0
Net proceeds from stock plans	86.0	66.5
Cost of treasury shares repurchased	(944.0)	(328.2)
Excess tax benefits from stock-based compensation plans	85.3	—
Payment of dividends	(59.9)	(44.4)
Payments under capital lease obligations	—	(0.9)
Debt issuance costs and related fees	—	(2.0)

Net cash used in financing activities	(832.6)	(309.0)
Effect of exchange rate changes on cash and cash equivalents	10.5	(7.6)

(Decrease) increase in cash and cash equivalents	(204.4)	130.6
Cash and cash equivalents, beginning of the period	486.0	606.1

Cash and cash equivalents, end of the period	$281.6	$736.7

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2005 annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2006. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

In the first nine months of 2006, the incremental compensation expense due to the adoption of SFAS No. 123R caused operating income and income before provision for income taxes to decrease by $4.7 million, net income to decrease by $2.9 million and had a $0.01 impact on both basic and diluted earnings per share. In addition, prior to the adoption of SFAS No. 123R, excess tax benefits relating to stock-based compensation was presented in the condensed consolidated statements of cash flows as an operating cash flow, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). SFAS No. 123R supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows”, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the condensed consolidated statements of cash flows as a financing cash flow. As a result of this change in presentation, $85.3 million of excess tax benefits from stock-based compensation was recorded as a cash flow from financing activities rather than a cash flow from operating activities for the nine months ended September 30, 2006.

The condensed consolidated statements of operations include pre-tax compensation expense of $20.0 million and $13.3 million for the three months ended September 30, 2006 and 2005, respectively; and $54.6 million and $42.5 million for the nine months ended September 30, 2006 and 2005, respectively, related to stock-based compensation plans. The total income tax benefit recognized in the income statement for stock-based compensation plans was $7.7 million and $5.2 million for the three months ended September 30, 2006 and 2005, respectively; and $20.9 million and $16.7 million for the nine months ended September 30, 2006 and 2005, respectively. There was $0.1 million of compensation expense capitalized for the three months ended September 30, 2006 and 2005; and $0.2 million and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively, related to stock-based compensation plans. The expense for the nine months ended September 30, 2005 includes approximately $9.1 million relating to the accelerated expensing of equity grants for employees who were at or near retirement eligibility as defined in the related Company stock plans. The 2005 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively as of January 1, 2003. Had the Company determined stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown below. The pro forma amounts for the nine months ended September 30, 2005 include the effect of the $9.1 million pre-tax charge discussed above.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
As reported	$146.6	$410.7
Add: Stock-based compensation expense included in reported net income, net of tax	8.1	25.8
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(9.2)	(29.8)

Pro forma net income	$145.5	$406.7

Basic earnings per share:
As reported	$0.49	$1.37
Pro forma	$0.49	$1.36
Diluted earnings per share:
As reported	$0.48	$1.34
Pro forma	$0.47	$1.32

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on implied volatility from traded options as well as historical volatility. The risk-free interest rate is the rate in effect at the time of the grant based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity. The following weighted average assumptions were used for options granted during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0.51%	0.49%	0.44%	0.53%
Expected stock volatility	26%	23%	23%	23%
Risk-free interest rate	5.12%	3.89%	4.59%	4.06%
Expected holding period	6 yrs	6 yrs	6 yrs	6 yrs

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

Under the 1998 Plan, 33,000,000 shares of the Company’s common stock have been reserved for issuance. The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”), which is shareholder approved, permits the granting of up to 25,600,000 shares, of which not more than 5,000,000 shares are available for grants of awards other than stock options. Both the 1998 Plan and the 2001 Plan (“Stock Plans”) provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board of Directors at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The Stock Plans also provide for the granting of restricted stock. Unlike the 1998 Plan, the 2001 Plan also provides that consultants to the Company or any of its affiliates are eligible to be granted options.

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

A summary of option activity as of September 30, 2006 and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	23.7	$23.62
Granted	2.9	63.17
Exercised	(4.8)	18.21
Forfeited or expired	(0.6)	41.62

Outstanding, September 30, 2006	21.2	$29.78	6.2 yrs	$756.7

Vested and unvested expected to vest, September 30, 2006	20.4	$29.08	6.1 yrs	$742.4

Exercisable, September 30, 2006	12.6	$20.11	4.9 yrs	$568.7

The weighted average grant date fair value per option of Moody’s options granted during the three months ended September 30, 2006 and 2005 was $19.12 and $13.34, respectively; and $19.97 and $12.51 for the nine months ended September 30, 2006 and 2005, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the first nine months of 2006 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of September 30, 2006. This amount changes based on the fair value of Moody’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $218.5 million and $113.1 million, respectively. As of September 30, 2006, there was $79.8 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.2 years. Proceeds received from the exercise of stock options was $87.7 million and $65.0 million for the nine months ended September 30, 2006 and 2005, respectively. The tax benefit realized from stock options exercised during the nine months ended September 30, 2006 and 2005 was $88.4 million and $45.6 million, respectively.

At September 30, 2006, options outstanding of 19.8 million and 1.4 million were held by Moody’s employees and retirees and New D&B employees and retirees, respectively.

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2006 and changes during the nine months then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2005	1.3	$38.59
Granted	0.9	63.17
Vested	(0.4)	37.76
Forfeited	(0.1)	49.30

Balance, September 30, 2006	1.7	$51.87

The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $27.5 million and $9.7 million, respectively. As of September 30, 2006, there was $58.4 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.2 years. The tax benefit realized from the vesting of restricted stock during the nine months ended September 30, 2006 and 2005 was $10.8 million and $3.9 million, respectively.

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

Beginning with stock option exercises in 2003, Moody’s changed its tax deductions to conform to an IRS ruling which clarified that the employer should take the tax deduction for option exercises rather than the issuer. The 2000 Distribution Agreement entitles Moody’s to reimbursement from New D&B for the resulting loss of the issuer-based tax deductions and in the first quarter of 2006, Moody’s received $20.9 million from New D&B. Accordingly, as of September 30, 2006 and December 31, 2005, Moody’s has reflected $15.2 million and $5.1 million, respectively, in other assets related to the amounts due from New D&B and $18.1 million in other current assets as of December 31, 2005.

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

3. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic	280.7	299.6	287.1	299.3
Dilutive effect of shares issuable under stock-based compensation plans	7.2	8.1	7.8	7.5

Diluted	287.9	307.7	294.9	306.8

Options to purchase 2.8 million and 4.0 million common shares for the three months ended September 30, 2006 and 2005, respectively; and 2.9 million and 4.0 million common shares for the nine months ended September 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

4. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and include auction rate certificates at December 31, 2005. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to 11 months and one month to 38 years as of September 30, 2006 and December 31, 2005, respectively. Unrealized holding gains and losses on available-for-sale securities, if any, would be included in accumulated other comprehensive income (loss), net of applicable income taxes in the condensed consolidated financial statements. During the three months and nine months ended September 30, 2006 and 2005, there were immaterial realized gains/losses from sales of available-for-sale securities.

5. ACQUISITIONS

In September 2006, the Company acquired a 49% share of China Cheng Xin International Credit Rating Co. Ltd. (“CCXI”) from China Cheng Xin Credit Management Co. Ltd. (“CCXCM”) and an entity affiliated with CCXCM. Terms of the acquisition agreement will permit the Company to increase its ownership in CCXI to a majority over time as permitted by Chinese authorities.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2006			Year Ended December 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Beginning balance	$28.0	$124.1	$152.1	$7.6	$124.1	$131.7
Additions	1.4	—	1.4	20.3	—	20.3
Foreign currency translation adjustments	0.5	—	0.5	0.1	—	0.1

Ending balance	$29.9	$124.1	$154.0	$28.0	$124.1	$152.1

The following table summarizes intangible assets at the dates indicated:

	September 30, 2006	December 31, 2005
Customer lists (11.3 year original weighted average life)	$60.6	$60.2
Accumulated amortization	(25.4)	(21.2)

Net customer lists	35.2	39.0

MKMV trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(1.8)	(0.2)

Net trade secret	23.7	25.3

Other amortizable intangible assets (5.0 year original weighted average life)	13.3	12.9
Accumulated amortization	(8.1)	(6.4)

Net other amortizable intangible assets	5.2	6.5

Total intangible assets	$64.1	$70.8

Amortization expense for the nine months ended September 30, 2006 and 2005 was $7.5 million and $4.8 million, respectively. In December 2005, the Company began amortizing the MKMV trade secret over 12 years.

Estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2006 (after September 30)	$2.4
2007	9.1
2008	8.0
2009	7.1
2010	7.1
Thereafter	$30.4

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

Following are the components of net periodic expense related to the pension and Other Post-Retirement Plans for the three and nine months ended September 30, 2006 and 2005:

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Components of net periodic expense
Service cost	$2.8	$2.6	$0.2	$0.1
Interest cost	1.7	1.5	0.1	0.1
Expected return on plan assets	(2.1)	(2.0)	—	—
Amortization of net actuarial loss from earlier periods	0.8	0.7	—	—
Amortization of unrecognized prior service costs	0.1	0.1	—	—
Settlement loss	—	2.7	—	—

Net periodic expense	$3.3	$5.6	$0.3	$0.2

	Pension Plans		Other Post-Retirement Plans
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Components of net periodic expense
Service cost	$8.4	$7.5	$0.6	$0.4
Interest cost	5.2	4.7	0.4	0.3
Expected return on plan assets	(6.3)	(6.1)	—	—
Amortization of net actuarial loss from earlier periods	2.4	2.0	—	—
Amortization of unrecognized prior service costs	0.3	0.3	0.1	—
Settlement loss	—	2.7	—	—

Net periodic expense	$10.0	$11.1	$1.1	$0.7

The Company made payments of $0.5 million related to its unfunded pension plan obligations during the nine months ended September 30, 2006. The Company made payments of $5.3 million to its unfunded pension obligations during the nine months ended September 30, 2005 primarily related to a lump sum payment of pension benefits. Moody’s made no contributions to its funded pension plans during both the nine months ended September 30, 2006 and 2005. The Company made payments of $0.2 million to its Other Post-Retirement Plans during both the nine months ended September 30, 2006 and 2005. The Company presently anticipates making payments of $0.3 million to its unfunded pension plans and $0.2 million to its Other Post-Retirement Plans during the remainder of 2006. The settlement loss for the three and nine month periods ended September 30, 2005 relates to the payment of an unfunded pension obligation associated with the lump sum election of pension benefits.

8. INDEBTEDNESS

On September 30, 2005, the Company entered into a Note Purchase Agreement and issued and sold through a private placement transaction, $300 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes (the “Notes”). The Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Notes were used to refinance $300 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes (“Old Notes”) which matured on September 30, 2005. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “Prepaid Principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the Prepaid Principal. Interest paid under the Notes and Old Notes was $14.9 million and $22.8 million in each of the nine months ended September 30, 2006 and 2005, respectively.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At September 30, 2006, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at September 30, 2006. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. No interest was paid under the Facility for the nine months ended September 30, 2006 and 2005 as no borrowings were outstanding during those periods.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At September 30, 2006, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

In October 2006, Moody’s amended its Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150 million to $250 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150 million to $250 million. The Company also increased the expansion feature of the credit facility from $80 million to $340 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. This increase gives the Company potential borrowing capacity of $500 million.

Moody’s total interest expense was $3.8 million and $5.7 million for the three months ended September 30, 2006 and 2005, respectively; and $11.4 million and $17.2 million for the nine months ended September 30, 2006 and 2005, respectively. Total interest income on cash and cash equivalents and short-term investments was $2.7 million and $8.6 million for the three months ended September 30, 2006 and 2005, respectively; and $13.7 million and $19.3 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Royalty Expense Deductions

This matter related to the IRS’ stated intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 as well as the IRS’ intention to reallocate to Old D&B income and expense items that had been reported in a certain partnership tax return for 1996. These matters were settled with the IRS in a closing agreement executed in the third quarter of 2005 and accordingly, the Company reduced its reserve for this matter by $11.5 million. However, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the liability. New D&B anticipates commencing arbitration proceedings against IMS Health and NMR to collect the $7.3 million that New D&B and Moody’s each were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions that New D&B and IMS Health may take, the Company believes it is likely that New D&B will prevail, but Moody’s cannot predict with certainty the outcome.

In the second quarter of 2006, Moody’s paid approximately $9 million for the state income tax liability connected with the terms of the October 2005 settlement with the IRS and reversed the remaining reserve of $1.5 million.

Additionally, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’ denial of the tax refunds. In the third quarter of 2006, the IRS Appeals Office rejected New D&B’s protest. New D&B is determining whether to file suit for the refund. Moody’s share is estimated at approximately $9 million.

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

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures (including penalties and interest, and net of tax benefits) could be up to $119 million relating to the disallowance of amortization expense deductions and could be up to $161 million relating to the disallowance of amortization expense deductions by the partnership and reallocation of the partnership income and expense to Old D&B. These exposures could increase by approximately $6 million to $10 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization expense deductions on its tax returns.

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

For the nine months ended September 30, 2006 and 2005, the Company recorded a tax benefit of $2.4 million and an $8.8 million net reversal of reserves, respectively. The Company also has recorded $2.7 million and $4.5 million of interest expense related to its legacy tax matters in the first nine months of 2006 and 2005, respectively. Moody’s total recorded net legacy tax liabilities as of September 30, 2006 were $92 million and are predominantly long term.

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

10. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$157.0	$146.6	$475.3	$410.7
Other comprehensive income (loss)—foreign currency translation adjustment	2.3	(1.5)	10.7	(9.0)
Other comprehensive loss – derivative instruments	—	(1.3)	—	(1.3)
Other comprehensive loss – additional minimum pension liability	—	(0.6)	—	(0.6)

Total comprehensive income	$159.3	$143.2	$486.0	$399.8

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

Moody’s Investors Service consists of four rating groups—structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups, and economic commentary. Public finance represents U.S. public finance. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

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

Below is financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue information by geographic area, each for the three and nine months ended September 30, 2006 and 2005, and total assets by segment as of September 30, 2006 and December 31, 2005. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$459.6	$35.9	$495.5	$386.3	$34.8	$421.1
Operating, selling, general and administrative expenses	190.5	26.4	216.9	153.5	26.9	180.4
Depreciation and amortization	5.6	4.2	9.8	4.5	4.3	8.8

Operating income	263.5	5.3	268.8	228.3	3.6	231.9

Interest and other non-operating (expense) income, net			(3.1)			2.7

Income before provision for income taxes			265.7			234.6
Provision for income taxes			108.7			88.0

Net income			$157.0			$146.6

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$1,344.0	$103.1	$1,447.1	$1,162.9	$95.5	$1,258.4
Operating, selling, general and administrative expenses	543.2	79.2	622.4	457.7	77.4	535.1
Depreciation and amortization	16.2	12.3	28.5	13.5	12.6	26.1

Operating income	784.6	11.6	796.2	691.7	5.5	697.2

Interest and other non-operating income (expense), net			1.0			(6.4)

Income before provision for income taxes			797.2			690.8
Provision for income taxes			321.9			280.1

Net income			$475.3			$410.7

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratings revenue:
Structured finance	$217.7	$174.5	$611.0	$505.6
Corporate finance	91.2	77.7	285.1	238.1
Financial institutions and sovereign risk	64.1	58.4	196.9	189.7
Public finance	21.0	21.9	61.7	71.3

Total ratings revenue	394.0	332.5	1,154.7	1,004.7
Research revenue	65.6	53.8	189.3	158.2

Total Moody’s Investors Service	$459.6	$386.3	$1,344.0	$1,162.9

Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$310.3	$267.0	$917.3	$790.9
International	185.2	154.1	529.8	467.5

Total	$495.5	$421.1	$1,447.1	$1,258.4

Revenue in Europe was $126.4 million and $98.6 million for the three months ended September 30, 2006 and 2005, respectively; and $362.6 million and $312.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Total Assets by Segment

	September 30, 2006			December 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Total assets by segment	$924.7	$228.0	$1,152.7	$1,204.5	$252.7	$1,457.2

12. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on recognition and derecognition of tax benefits resulting from a subsequent change of judgment, classification of liabilities, interest and penalties, accounting in interim periods and disclosure. In accordance with FIN No. 48, a company is required to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authority will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement with a taxing authority, without considering time values. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and accordingly, is required to be adopted by the Company on January 1, 2007. Upon adoption, if necessary, the Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Transition adjustments, if any, will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. The Company is in the process of assessing the impact of the adoption of FIN No. 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a single authoritative definition of fair value whereby fair value is based on an exit price that would result from market participants’ behavior, as well as sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is expected to increase the consistency of fair value measurements and applies only to those measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS No. 157 imposes no requirements for additional fair-value measures in financial statements and is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 does not change how pensions and other post-retirement benefits are accounted for and reported in the income statement nor does it change the components of net periodic benefit costs. SFAS No. 158 does, however, replace the requirement of SFAS No. 87, “Employers’ Accounting for Pensions” to report at least a minimum pension liability measured as the excess of the accumulated benefit obligation over the fair value of the plan assets and requires an employer to recognize as an asset or liability in its statement of financial position the overfunded or underfunded status, which is measured as the difference between plan assets at fair value and the benefit obligation of a defined benefit post-retirement plan, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. For a pension plan, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated post-retirement benefit obligation.

SFAS No. 158 requires employers with more than one post-retirement benefit plan to aggregate all overfunded plans and report one net asset amount, and to aggregate all underfunded plans and report one net liability amount. A current liability will be reported for the amount by which the fair value of plan assets is exceeded by the expected benefits to be paid over the next twelve months, determined on a plan-by-plan basis. Net post-retirement benefit assets will always be classified as noncurrent and prepaid pension costs will no longer be reported. Additionally, Moody’s will initially recognize on its balance sheet as of December 31, 2006 as a component of accumulated other comprehensive income (“AOCI”), net of tax, prior unrecognized actuarial gains or losses and prior service costs and credits. The amounts recorded in AOCI will be subsequently recognized as components of net periodic benefit cost over future years pursuant to the recognition and amortization provisions of SFAS Nos. 87, 88 and 106.

The exact impact of adopting SFAS No. 158 cannot be determined until the year end 2006 actuarial valuations are completed and year end 2006 plan asset values are determined. Based on Moody’s pension assets and pension and retiree health plan benefit obligations as of December 31, 2005, the adoption of this standard would have reduced stockholders’ equity by approximately $32 million.

13. SUBSEQUENT EVENTS

On October 24, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.07 per share of Moody’s common stock, payable on December 10, 2006 to shareholders of record at the close of business on November 20, 2006.

The Company entered into an operating lease agreement (the “Lease”) commencing on October 20, 2006 with 7 World Trade Center, LLC for 589,945 square feet of an office building located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which will serve as Moody’s new corporate headquarters. The Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the lease is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. The Company has begun the marketing process in connection with the sale of the corporate headquarters building located at 99 Church Street, New York, New York.

In October 2006, Moody’s amended its Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150 million to $250 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150 million to $250 million. The Company also increased the expansion feature of the credit facility from $80 million to $340 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. This increase gives the Company potential borrowing capacity of $500 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing at page 33 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, under the modified prospective application method. Previous to this, the Company was applying the fair value method of accounting for stock-based compensation on a prospective basis since January 1, 2003, as allowed under the provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. In the first nine months of 2006, the adoption of SFAS No. 123R resulted in additional pre-tax stock-based compensation expense of $4.7 million ($2.9 million after-tax) than would have been recorded had the Company continued to apply the provisions of SFAS No. 123 on a prospective basis. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The methodologies to determine the assumptions in the Black-Scholes model in 2006 were consistent with the 2005 methods.

Operating Segments

Moody’s Investors Service consists of four rating groups— structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups, and economic commentary. For presentation purposes, Europe represents Europe, Middle East and Africa and public finance represents U.S. public finance. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

Consolidated Company Results

Moody’s revenue for the third quarter of 2006 was $495.5 million, an increase of $74.4 million or 17.7% from $421.1 million for the third quarter of 2005. Moody’s achieved strong revenue growth in the global structured finance, corporate finance and research businesses, as well as modest growth in financial institutions and MKMV offsetting a decline in revenue in public finance.

Revenue in the United States was $310.3 million for the third quarter of 2006, an increase of $43.3 million or 16.2% from $267.0 million in 2005. Approximately 76% of the U.S. growth was driven by corporate finance and structured finance reflecting strong bank loan and collateralized debt issuance. Research, financial institutions and MKMV contributed to year-to-year growth as well.

Moody’s international revenue was $185.2 million in the third quarter of 2006, an increase of $31.1 million or 20.2% from $154.1 million in the third quarter of 2005. International ratings revenue grew $26.9 million versus the prior year, with approximately 75% of the growth related to structured finance. All international lines of business, except for MKMV, grew at double-digit rates generally due to strong debt securities issuance, especially in Europe and increased demand for Moody’s credit rating services, research and analytic products. Foreign currency translation accounted for approximately $2 million of international revenue growth.

Operating, selling, general and administrative expenses were $216.9 million in the third quarter of 2006, an increase of $36.5 million or 20.2% from $180.4 million in the third quarter of 2005. The largest contributor to this increase was growth in compensation and benefits expense of approximately $27 million, reflecting salary increases coupled with increased staffing. Moody’s average global staffing of more than 3,000 employees during the quarter ended September 30, 2006 was approximately 17% higher than during the same prior year period. The increase includes hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $6.7 million year-over-year due to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005. Additional increases were due to increased information technology investment spending of approximately $3 million, higher insurance fees of approximately $3 million and higher rent and occupancy costs of $2.4 million to support business expansion. These increases were offset by a decrease of approximately $2 million in legal fees. Expenses for the third quarter of 2005 included $2.7 million for the settlement of certain pension obligations. In addition, foreign currency translation accounted for approximately $2 million of the year-to-year expense growth.

Third quarter operating income of $268.8 million rose $36.9 million or 15.9% from $231.9 million in the same period of 2005. Foreign currency translation did not have a significant impact on year-to-year operating income growth. Moody’s operating margin for the third quarter of 2006 was 54.2% compared to 55.1% a year earlier.

Moody’s reported $3.1 million of interest and other non-operating expense, net for the third quarter of 2006 compared with $2.7 million of income, net for the same period of 2005. Interest expense was $3.8 million and $5.7 million for the three months ended September 30, 2006 and 2005, respectively, with the decrease principally related to a lower interest rate on Moody’s $300 million Notes. Interest income was $2.7 million in the third quarter of 2006 compared to $8.6 million in the third quarter of 2005. The decrease was attributed to a lower average cash balance in 2006 compared to 2005. Foreign exchange (losses) gains were ($1.0) million and $0.4 million in the third quarters of 2006 and 2005, respectively.

Moody’s effective tax rate was 40.9% in the third quarter of 2006 compared to 37.5% in the third quarter of 2005. The third quarter of 2005 tax rate reflects an $11.5 million reduction in legacy tax reserves, see “Contingencies—Legacy Tax Matters” below for further information.

Net income was $157.0 million in the third quarter of 2006, an increase of $10.4 million or 7.1% from $146.6 million in the third quarter of 2005. Basic and diluted earnings per share in the third quarter of 2006 were $0.56 and $0.55, respectively, compared to basic and diluted earnings per share of $0.49 and $0.48, respectively, in the third quarter of 2005.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the third quarter of 2006 was $459.6 million, up $73.3 million or 19.0% from $386.3 million in the third quarter of 2005. Ratings revenue accounted for $61.5 million of the increase, with growth largely from global structured finance and corporate finance offsetting a decline in public finance. Foreign currency translation accounted for approximately $2 million of international revenue growth. Price increases also contributed to year-to-year growth in revenue.

Structured finance revenue was $217.7 million for the third quarter of 2006, an increase of $43.2 million or 24.8% from $174.5 million in the same period of 2005. Approximately $23 million of the increase was in the U.S. with approximately 83% of the growth from the credit derivatives sector due, in part, to the increased “repackaging” of securitized assets such as consumer asset-backed and mortgage-backed securities, as well as bank loans in collateralized debt obligations. International structured finance revenue grew approximately $20 million year-to-year, with issuance related revenue growth in the commercial mortgage-backed, derivatives and asset-backed sectors accounting for approximately 91% of the increase.

Revenue in the corporate finance group was $91.2 million for the third quarter of 2006, up $13.5 million or 17.4% from $77.7 million in the third quarter of 2005. Revenue in the U.S. increased by approximately 20% primarily due to stronger investment grade bond and bank loan issuance. International corporate finance revenue increased $3.5 million or about 13% largely due to increased European investment grade corporate bond issuance and growth in non-issuance related ratings revenue. Robust merger and acquisition and private equity activity contributed to the increased issuance in both the U.S. and Europe. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Financial institutions and sovereign risk revenue was $64.1 million for the third quarter of 2006, an increase of $5.7 million or 9.8% higher than $58.4 million in the third quarter of 2005. In the U.S., revenue grew by $2.5 million, principally reflecting growth in the finance and securities, real estate and insurance sectors as well as through price increases. Internationally, revenue increased by $3.2 million compared to the prior year period, reflecting growth in the number of relationships in the banking, insurance and sub-sovereign sectors.

Public finance revenue was $21.0 million for the third quarter of 2006, a decrease of $0.9 million or 4.1% from $21.9 million for the same period in 2005. Dollar issuance in the municipal bond market decreased approximately 13% versus the same period in 2005, primarily due to a 47% decline in refunding activity. New money issuance increased approximately 18% due to relative strength in the higher education, housing and infrastructure sectors.

Research revenue was $65.6 million for the third quarter of 2006, an increase of $11.8 million or 21.9% higher than $53.8 million in the third quarter of 2005. In total, research revenue grew by approximately $8 million in the U.S. and $4 million internationally, with Europe accounting for approximately 40% of the international growth. Research and analytics services accounted for approximately $3 million of global revenue growth primarily from credit research on the corporate finance, financial institutions and structured finance related businesses. Licensing of Moody’s data to customers for internal and external use accounted for about $3 million of revenue growth.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $190.5 million in the third quarter of 2006, an increase of $37.0 million or 24.1% from $153.5 million in the third quarter of 2005. Compensation and benefits expense accounted for approximately $28 million of the expense growth, reflecting salary increases coupled with increased staffing. Moody’s Investors Service average staffing of approximately 2,700 employees during the quarter ended September 30, 2006 was approximately 22% higher than during the same prior year period. This increase includes hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $6.4 million year-over-year due to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005. Additional increases were due to increased information technology investment spending of approximately $3 million, higher insurance fees of approximately $3 million and higher rent and occupancy costs of approximately $3 million to support business expansion. These increases were offset by a decrease of approximately $2 million in legal fees. Expenses for the third quarter of 2005 included $2.7 million for the settlement of certain pension obligations. Foreign currency translation accounted for approximately $2 million of the year-to-year expense growth.

Moody’s Investors Service operating income of $263.5 million for the third quarter of 2006 was up $35.2 million or 15.4% from $228.3 million in the third quarter of 2005. Foreign currency translation did not have a significant impact on year-to-year operating income growth.

Moody’s KMV

Moody’s KMV revenue of $35.9 million for the third quarter of 2006 increased $1.1 million or 3.3% from $34.8 million for the same period in 2005. Revenues from risk product subscriptions increased approximately 5% year-over-year and professional services revenue rose approximately 23% while revenue from the licensing of credit processing software and the related software maintenance fees declined approximately 7%. In the third quarter, international revenue accounted for 57% of global revenue.

MKMV’s operating, selling, general and administrative expenses were $26.4 million in the third quarter of 2006, a decrease of $0.5 million or 1.9% from $26.9 million in the third quarter of 2005. The decline is primarily due to cost reductions implemented in late 2005. MKMV operating income was $5.3 million in the third quarter of 2006 compared with $3.6 million in the third quarter of 2005. Foreign currency translation did not have a significant year-to-year impact on MKMV results.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

Consolidated Company Results

Moody’s revenue for the nine months ended September 30, 2006 was $1,447.1 million, an increase of $188.7 million or 15.0% from $1,258.4 million for the same period of 2005. Moody’s achieved strong revenue growth in several business sectors, including global structured finance, corporate finance, research, U.S. financial institutions and modest MKMV growth, partially offset by a decline in revenue from public finance.

Revenue in the United States was $917.3 million for the nine months of 2006, an increase of $126.4 million or 16.0% from $790.9 million in 2005. Approximately 81% of the U.S. growth was driven by structured finance and corporate finance, reflecting strong issuance across most structured asset classes as well as corporate bonds and bank loans. Research, financial institutions and MKMV contributed to year-to-year growth as well.

Moody’s international revenue was $529.8 million in the first nine months of 2006, an increase of $62.3 million or 13.3% from $467.5 million in the first nine months of 2005. International ratings revenue grew approximately $47 million versus the prior year, with approximately 86% of the growth related to Europe where the credit derivatives, corporate finance, commercial mortgage-backed and residential mortgage-backed sectors were primary drivers of growth. European research and Moody’s KMV contributed to growth as well. Foreign currency translation negatively impacted international revenue growth by approximately $7 million.

Operating, selling, general and administrative expenses were $622.4 million in the first nine months of 2006, an increase of $87.3 million or 16.3% from $535.1 million in the first nine months of 2005. The largest contributor to this increase was growth in compensation and benefits expense of approximately $62 million, reflecting salary increases coupled with increased staffing. Moody’s average global staffing of approximately 3,000 employees during the nine months ended September 30, 2006 was approximately 16% higher than during the same prior year period. The increase includes hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $12.1 million year-over-year due to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005 offset by additional expense of $9.1 million recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. Additional increases were due to increased information technology investment spending of approximately $8 million, higher insurance fees of approximately $8 million and higher rent and occupancy costs of approximately $6 million to support business expansion. These increases were offset by a decrease of approximately $2 million in legal fees. Expenses for the first nine months of 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005 and $2.7 million for the settlement of certain pension obligations. In addition, foreign currency translation accounted for a reduction of the year-to-year expense growth of approximately $2 million.

The first nine months operating income of $796.2 million rose $99.0 million or 14.2% from $697.2 million in the same period of 2005. Foreign currency translation reduced operating income growth by approximately $5 million. Moody’s operating margin in the first nine months of 2006 was 55.0% compared to 55.4% a year earlier.

Moody’s reported $1.0 million of interest and other non-operating income (expense), net in the first nine months of 2006 compared with ($6.4) million in the same period of 2005. Interest expense was $11.4 million and $17.2 million for the nine months ended September 30, 2006 and 2005, respectively, with the decrease principally related to a lower interest rate on Moody’s $300 million Notes. Interest income was $13.7 million in the first nine months of 2006 compared to $19.3 million in the same period of 2005. The decrease was attributed to a lower average cash balance in 2006 compared to 2005. Foreign exchange gains (losses) were $0.3 million and ($7.1) million in the first nine months of 2006 and 2005, respectively.

Moody’s effective tax rate was 40.4% in the first nine months of 2006 compared to 40.5% in the first nine months of 2005. The 2006 tax rate included a $2.4 million benefit and the 2005 tax rate included $8.8 million of net reductions in reserves related to legacy income tax matters, see “Contingencies—Legacy Tax Matters” below for further information. Additionally, the 2006 tax rate was positively impacted by approximately 40 basis points due to the favorable settlements of state tax audits.

Net income was $475.3 million in the first nine months of 2006, an increase of $64.6 million or 15.7% from $410.7 million in the first nine months of 2005. Basic and diluted earnings per share in the first nine months of 2006 were $1.66 and $1.61, respectively, compared to basic and diluted earnings per share of $1.37 and $1.34, respectively, in the first nine months of 2005.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the first nine months of 2006 was $1,344.0 million, up $181.1 million or 15.6% from $1,162.9 million in the first nine months of 2005. Ratings revenue accounted for $150.0 million of growth with, in particular, growth in global structured finance and corporate finance offsetting a decline in public finance. Double-digit growth in research also contributed to positive growth. Foreign currency translation negatively impacted revenue growth by approximately $7 million. Price increases also contributed to year-to-year growth in revenue.

Structured finance revenue was $611.0 million for the first nine months of 2006, an increase of $105.4 million or 20.8% from $505.6 million in the same period of 2005. Approximately $70 million of the increase was in the U.S., with the collateralized debt and commercial mortgage-backed sectors contributing approximately 85% to this amount. Demand for collateralized debt obligations increased as an ample supply of collateralized loan obligations and cash flow resecuritizations drove issuance higher, due in part, to the increased “repackaging” of securitized assets such as consumer asset-backed and mortgage-backed securities, as well as bank loans in collateralized debt obligations. Global commercial mortgage-backed securities revenue was approximately $99 million, about 21% more than prior year on growth in issuance volume of approximately 14%. Strong growth in commercial real estate collateralized debt obligation issuance continues to be the key driver of overall commercial mortgage-backed issuance. Globally, residential mortgage-backed securities revenue increased approximately 8% year-to-year. International structured finance revenue grew approximately $35 million year-to-year, with Europe contributing about $31 million. Foreign currency translation negatively impacted international revenue growth by approximately $2 million.

Corporate finance revenue was $285.1 million for the first nine months of 2006, up $47.0 million or 19.7% from $238.1 million in the first nine months of 2005. Revenue in the U.S. increased approximately 21% due to issuance related growth in bank loan and corporate bond ratings revenue. Investment grade bond issuance increased approximately 16% and high yield bond issuance increased approximately 12%, primarily due to robust issuance from merger and acquisition and private equity activity. International corporate finance revenue increased approximately $14 million or about 17% due largely to increased corporate bond issuance and non-issuance related ratings fees in Europe. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $196.9 million for the first nine months of 2006, an increase of $7.2 million or 3.8% from $189.7 million in the first nine months of 2005. In the U.S., revenue grew $10.5 million, principally due to strength in insurance and real estate sectors. Internationally, revenue declined $3.3 million compared to the prior year period, due in part to slowing issuance activity in Europe. Price increases also contributed to year-to-year growth in global financial institutions revenue.

Public finance revenue was $61.7 million for the first nine months of 2006, a decrease of $9.6 million or 13.5% from $71.3 million for the same period in 2005. Dollar issuance in the municipal bond market declined approximately 14% below the same period in 2005, primarily due to lower interest rate sensitive refunding activity. Refundings represented approximately 18% of total dollar issuance in the first nine months of 2006, versus approximately 34% in the same period of 2005.

Research revenue of $189.3 million for the first nine months of 2006 was $31.1 million or 19.7% higher than $158.2 million in the first nine months of 2005. Revenue grew by approximately $21 million in the U.S. and about $10 million internationally, with Europe accounting for approximately 45% of international growth. Research and analytics services accounted for approximately $11 million of global revenue growth primarily from credit research on the corporate finance, financial institutions and the structured finance related businesses. Revenue growth from the licensing of Moody’s information to financial customers for internal use and redistribution was approximately $42 million in the first nine months, an increase of approximately $7 million, or about 20% higher than the prior year.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $543.2 million in the first nine months of 2006, an increase of $85.5 million or 18.7% from $457.7 million in the first nine months of 2005. Compensation and benefits expense accounted for approximately $66 million of the expense growth, reflecting salary increases coupled with increased staffing. Moody’s Investors Service average staffing of approximately 2,600 employees during the nine months ended September 30, 2006 was approximately 20% higher than during the prior year period. This increase includes hiring to support business growth mainly in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $11.8 million year-over-year due to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005 offset by additional expense recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. Additional increases were due to increased information technology investment spending of approximately $8 million, higher insurance fees of approximately $8 million and higher rent and occupancy costs of approximately $6 million to support business expansion. These increases were offset by a decrease of approximately $2 million in legal fees. Expenses for the first nine months of 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005 and $2.7 million for the settlement of certain pension obligations. Foreign currency translation accounted for a reduction of the year-to-year expense growth of approximately $2 million.

Moody’s Investors Service operating income of $784.6 million in the first nine months of 2006 was up $92.9 million or 13.4% from $691.7 million in the first nine months of 2005. Foreign currency translation reduced operating income growth by approximately $5 million.

Moody’s KMV

Moody’s KMV revenue of $103.1 million for the first nine months of 2006 was $7.6 million or 8.0% more than the same period in 2005. MKMV’s revenue growth reflected increased demand for credit decision-making software and software related maintenance services, which grew approximately 18% or $3 million compared to the first nine months of 2005. Growth in subscriptions revenue related to credit risk assessment products grew approximately 5% or $3 million compared to prior year. In the first nine months, international revenue accounted for 57% of global revenue.

MKMV’s operating, selling, general and administrative expenses were $79.2 million in the first nine months of 2006, an increase of $1.8 million or 2.3% from $77.4 million in the first nine months of 2005. The nine month increase is attributed to a $2.1 million charge recorded in connection with a non-income tax matter. Additional increases include a total of $2.4 million due to sales and marketing, training and recruitment expenses. These increases were partially offset by cost reductions implemented in late 2005. MKMV operating income was $11.6 million in the first nine months of 2006 compared with $5.5 million in the first nine months of 2005. Foreign currency translation did not have a significant year-to-year impact on MKMV results.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations. Net cash provided by operating activities was $569.2 million and $546.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Moody’s net cash provided by operating activities in the first nine months of 2006 increased by $22.9 million compared with the first nine months of 2005. Growth in net income contributed $64.6 million to cash provided by operating activities. The 2006 cash flow included the net receipt of approximately $16 million from New D&B primarily related to issuer-based tax deductions, as discussed in Note 2 to the condensed consolidated financial statements, offset by an increase in the amounts due from New D&B of $6.7 million related to option activity in the first nine months of 2006 compared to activity in the first nine months of 2005. Additionally, Moody’s deposited approximately $40 million with the IRS in the first quarter of 2006 relating to Amortization Expense Deductions, as discussed in Note 9 to the condensed consolidated financial statements. This deposit was recorded in other assets. Increase in tax payments of approximately $27 million compared with 2005 decreased cash flow from operations. A net change in accounts receivable favorably impacted cash flow from operations by $35.7 million. Increase in deferred revenue contributed $9.8 million to cash flow from operations offset by changes in other liabilities which decreased cash flow from operations by $14.9 million. Also, there was an increase of $12.1 million in stock-based compensation expense compared with 2005 which increased cash flow from operations. These amounts were offset by a decrease in cash flow relating to excess tax benefits from stock-based compensation plans of $129.1 million which is attributable to classifying the 2006 excess tax benefits from stock-based compensation plans as a cash flow from financing activities as required under SFAS No. 123R. Prior to the adoption of SFAS No. 123R in the first quarter of 2006, excess tax benefits relating to stock-based compensation was presented in the condensed consolidated statements of cash flows as an operating cash flow, along with other tax cash flows. SFAS No. 123R supersedes prior guidance and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the condensed consolidated statements of cash flows as a financing cash flow.

Net cash provided by (used in) investing activities was $48.5 million for the nine months ended September 30, 2006 compared with ($99.1) million for the same period of 2005. Spending for property and equipment and internal use software totaled $21.2 million for the first nine months of 2006 compared with $18.6 million for the first nine months of 2005. Net sales of marketable securities totaled $84.4 million for the first nine months of 2006 compared with net purchases of $76.6 million for the first nine months of 2005. Acquisitions and related investments totaled $14.7 million.

Net cash used in financing activities was $832.6 million for the nine months ended September 30, 2006 compared to $309.0 million for the nine months ended September 30, 2005. Net proceeds from exercises of stock options were $86.0 million in the 2006 period and $66.5 million in the 2005 period. The 2006 amount also includes $85.3 million of excess tax benefits from stock-based compensation plans which are now classified as a cash flow from financing activities under SFAS No. 123R. These amounts were offset by $944.0 million and $328.2 million used for share repurchases for the first nine months of 2006 and 2005, respectively, and dividends paid of $59.9 million and $44.4 million for the first nine months of 2006 and 2005, respectively. The increase in dividends reflects a quarterly dividend paid of $0.07 per share in the first nine months of 2006 compared with $0.0375 per share in the first quarter of 2005 and $0.055 per share in the second and third quarters of 2005.

Future Cash Requirements

Moody’s currently expects to fund expenditures from internally generated funds. The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2006. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements.

The Company currently intends to use a portion of its cash flow to pay dividends. On October 24, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.07 per share of Moody’s common stock, payable on December 10, 2006 to shareholders of record at the close of business on November 20, 2006.

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

The Company entered into an operating lease agreement (the “Lease”) commencing on October 20, 2006 with 7 World Trade Center, LLC for 589,945 square feet of an office building located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which will serve as Moody’s new headquarters. The Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the lease is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. The Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the related agreement. At September 30, 2006, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio (as defined in the Facility), and were 8 basis points at September 30, 2006. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. No borrowings under the Facility were outstanding as of September 30, 2006.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At September 30, 2006, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

In October 2006, Moody’s amended its Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150 million to $250 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150 million to $250 million. The Company also increased the expansion feature of the credit facility from $80 million to $340 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. This increase gives the Company potential borrowing capacity of $500 million.

Off-Balance Sheet Arrangements

At September 30, 2006, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2006.

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Notes payable (1)	$434.5	$14.9	$29.9	$29.9	$359.8
Operating lease obligations (2)	616.5	19.8	74.2	61.0	461.5
Purchase obligations (3)	14.9	12.1	2.8	—	—

Total	$1,065.9	$46.8	$106.9	$90.9	$821.3

(1)	Includes $134.5 million of interest that will accrue and be due from October 1, 2006 through September 30, 2015, when the notes mature.
(2)	Includes the new operating lease agreement, which commenced on October 20, 2006, between the Company and 7 World Trade Center, LLC for 589,945 square feet located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which will serve as Moody’s new corporate headquarters. See “Future Cash Requirements” for further information.
(3)	Purchase obligations include contracts for professional services, data processing services, telecommunication services and data back-up facilities.

Dividends

On October 24, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.07 per share of Moody’s common stock, payable on December 10, 2006 to shareholders of record at the close of business on November 20, 2006.

Outlook

Moody’s outlook for 2006 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage borrowing and refinancing activity, and securitization levels. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from the current outlook.

Based on Moody’s stronger than expected results for the first nine months of 2006 the Company has made a number of revisions to the outlook for the full year 2006. For Moody’s overall, the Company now projects revenue growth in the low teens percent range for the full year 2006. This assumes foreign currency translation for the remainder of the year at current exchange rates, which would result in no material full year impact from currency translation. Moody’s expects the operating margin to decline by up to 100 basis points in 2006 compared with 2005. The margin outlook continues to reflect investments being made to: expand internationally; improve analytical processes; pursue ratings transparency and compliance initiatives; introduce new products; and improve technology infrastructure.

For 2006, the Company projects year-over-year growth in diluted earnings per share in the mid- to high teens percent range. This year represents the final year of “phasing in” of expense related to stock-based compensation, which the Company began in 2003. The impact of expensing stock-based compensation is expected to be in the range of $0.15 - $0.17 per diluted share in 2006, compared to $0.10 per diluted share in 2005.

In the U.S., Moody’s forecasts low to mid-teens percent revenue growth for the Moody’s Investors Service ratings and research business for the full year 2006. In the U.S. structured finance business, the Company expects revenue for the year to rise in the mid-teens percent range from the record level of 2005. The Company now expects revenue from rating residential mortgage-backed securities (including home equity securitizations) to be essentially flat compared with 2005. In addition, Moody’s is expecting strong growth from rating credit derivatives and commercial mortgage-backed securities.

In the U.S. corporate finance business, the Company expects revenue growth of approximately twenty percent for the year including good growth from rated bonds and bank loans.

In the U.S. financial institutions sector, Moody’s expects revenue to grow in the low teens percent range for the year reflecting new entrants to the debt capital markets and fee increases partly related to the Enhanced Analysis Initiative.

For the U.S. public finance sector, the Company expects revenue for 2006 to decline in the double-digit percent range as rising interest rates should continue to slow refinancing activity. Moody’s continues to expect strong growth in the U.S. research business at better than twenty percent.

Outside the U.S. the Company still expects ratings revenue to grow in the low teens percent range. This forecast assumes that foreign currency translation will have no material impact on revenue growth for the year. Moody’s outlook assumes mid-teens to low twenties percent growth for all major business lines except financial institutions, where the Company expects international revenue to be essentially flat.

The Company’s outlook for Moody’s KMV globally anticipates growth in net sales and revenue from credit risk assessment subscription products, credit decision processing software, and professional services. Moody’s continues to expect this will result in high single-digit percent growth in revenue, with greater growth in profitability.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as provides guidance on recognition and derecognition of tax benefits resulting from a subsequent change of judgment, classification of liabilities, interest and penalties, accounting in interim periods and disclosure. In accordance with FIN No. 48, a company is required to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authority will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement with a taxing authority, without considering time values. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and accordingly, is required to be adopted by the Company on January 1, 2007. Upon adoption, if necessary, the Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Transition adjustments, if any, will be recorded directly to the beginning balance of retained earnings and reported as a change in accounting principle. The Company is in the process of assessing the impact of the adoption of FIN No. 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a single authoritative definition of fair value whereby fair value is based on an exit price that would result from market participants’ behavior, as well as sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is expected to increase the consistency of fair value measurements and applies only to those measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS No. 157 imposes no requirements for additional fair-value measures in financial statements and is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company as of January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”) which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 does not change how pensions and other post-retirement benefits are accounted for and reported in the income statement nor does it change the components of net periodic benefit costs. SFAS No. 158 does, however, replace the requirement of SFAS No. 87, “Employers’ Accounting for Pensions” to report at least a minimum pension liability measured as the excess of the accumulated benefit obligation over the fair value of the plan assets and requires an employer to recognize as an asset or liability in its statement of financial position the overfunded or underfunded status, which is measured as the difference between plan assets at fair value and the benefit obligation of a defined benefit post-retirement plan, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. For a pension plan, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated post-retirement benefit obligation.

SFAS No. 158 requires employers with more than one post-retirement benefit plan to aggregate all overfunded plans and report one net asset amount, and to aggregate all underfunded plans and report one net liability amount. A current liability will be reported for the amount by which the fair value of plan assets is exceeded by the expected benefits to be paid over the next twelve months, determined on a plan-by-plan basis. Net post-retirement benefit assets will always be classified as noncurrent and prepaid pension costs will no longer be reported. Additionally, Moody’s will initially recognize on its balance sheet as of December 31, 2006 as a component of accumulated other comprehensive income (“AOCI”), net of tax, prior unrecognized actuarial gains or losses and prior service costs and credits. The amounts recorded in AOCI will be subsequently recognized as components of net periodic benefit cost over future years pursuant to the recognition and amortization provisions of SFAS Nos. 87, 88 and 106.

The exact impact of adopting SFAS No. 158 can not be determined until the year end 2006 actuarial valuations are completed and year end 2006 plan asset values are determined. Based on Moody’s pension assets and pension and retiree health plan benefit obligations as of December 31, 2005, the adoption of this standard would have reduced stockholders’ equity by approximately $32 million.

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

Royalty Expense Deductions

This matter related to the IRS’ stated intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 as well as the IRS’ intention to reallocate to Old D&B income and expense items that had been reported in a certain partnership tax return for 1996. These matters were settled with the IRS in a closing agreement executed in the third quarter of 2005 and accordingly, the Company reduced its reserve for this matter by $11.5 million. However, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the liability. New D&B anticipates commencing arbitration proceedings against IMS Health and NMR to collect the $7.3 million that New D&B and Moody’s each were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions that New D&B and IMS Health may take, the Company believes it is likely that New D&B will prevail, but Moody’s cannot predict with certainty the outcome.

In the second quarter of 2006, Moody’s paid approximately $9 million for the state income tax liability connected with the terms of the October 2005 settlement with the IRS and reversed the remaining reserve of $1.5 million.

Additionally, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’ denial of the tax refunds. In the third quarter of 2006, the IRS Appeals Office rejected New D&B’s protest. New D&B is determining whether to file suit for the refund. Moody’s share is estimated at approximately $9 million.

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

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its 50% share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its 50% share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures (including penalties and interest, and net of tax benefits) could be up to $119 million relating to the disallowance of amortization expense deductions and could be up to $161 million relating to the disallowance of amortization expense deductions by the partnership and reallocation of the partnership income and expense to Old D&B. These exposures could increase by approximately $6 million to $10 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization expense deductions on its tax returns.

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

For the nine months ended September 30, 2006 and 2005, the Company recorded a tax benefit of $2.4 million and an $8.8 million net reversal of reserves, respectively. The Company also has recorded $2.7 million and $4.5 million of interest expense related to its legacy tax matters in the first nine months of 2006 and 2005, respectively. Moody’s total recorded net legacy tax liabilities as of September 30, 2006 were $92 million and are predominantly long term.

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

Over the past several years, U.S. regulatory and congressional authorities have reviewed the suitability of continuing to use ratings in federal securities laws and, if such use is continued, the potential need for altering the regulatory framework under which rating agencies operate. This review ultimately resulted in the passage of the Credit Rating Agency Reform Act of 2006, which was signed into law by the President of the United States on September 29, 2006. The objectives of the legislation are to foster competition, transparency and accountability in the credit rating industry. It makes changes to the SEC’s processes for designating rating agencies as Nationally Recognized Statistical Rating Organizations, whose ratings are used in federal securities laws. The legislation also formalizes the framework through which the SEC oversees NRSROs. However, the legislation provides that the SEC shall not regulate the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings.

The legislative process began when H.R. 2990, the Credit Rating Agency Duopoly Relief Act, was introduced in the U.S. House of Representatives (“House”) in June 2005. In July 2006, an amended version of that bill was approved by the House. In August 2006, the U.S. Senate (“Senate”) Committee on Banking, Housing and Urban Affairs introduced and approved S. 3850, the Credit Rating Agency Reform Act. In September 2006, the Senate approved an amended version of S. 3850 (the “Reform Act”), which was adopted by the House to replace H.R. 2990 and enacted into law. The Reform Act requires the SEC to finalize implementing rulemaking by late June 2007.

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

CESR has initiated a process to assess such compliance and plans to submit its first annual report to the Commission in late 2006. The CESR process involves discussions with individual rating agencies as well as a survey of market participants. CESR has indicated that its report will identify issues that have arisen for rating agencies in implementing their codes of conduct, as well as those IOSCO Code provisions that rating agencies have chosen not to include in their codes and for which they have disclosed their non-compliance.

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

In the EU, Basel II has been adopted through the Capital Requirements Directive (“CRD”), which, among other things, sets out criteria for recognizing ECAIs within the EU. The Commission created the Committee of European Banking Supervisors (“CEBS”), comprised of European banking regulators, to advise it on banking policy issues that include implementing the CRD. In January 2006, CEBS published “Guidelines for a common approach to the recognition of External Credit Assessment Institutions”. The guidelines provide the basis for a consistent approach by EU Member States to the implementation of the CRD’s ECAI recognition and supervision criteria. Moody’s completed an application process pursuant to the CEBS guidelines and in August 2006, CEBS announced a shared view among EU banking authorities that Moody’s should be recognized as an ECAI. However, as each Member State must formally recognize ECAIs for use in its jurisdiction, the recognition process is ongoing.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing at page 19 of this quarterly report on Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations; regulations to be adopted to implement the federal legislation recently adopted to require registration of Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate the KMV and MRMS businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail in the Company’s annual report on Form 10-K and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk from December 31, 2005 to September 30, 2006. For a discussion of the Company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing at page 29 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2006

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
July 1 - 31	1,129,669	(1)	$53.46	1,128,800	$2,019.9 million
August 1 - 31	888,312		$58.45	888,312	$1,968.0 million
September 1 - 30	895,543		$62.58	895,543	$1,911.9 million

Total	2,913,524			2,912,655

(1)	Includes the surrender to the Company of 869 shares in July of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. There is no established expiration date for this authorization.

During the third quarter of 2006, Moody’s repurchased 2.9 million shares at an aggregate cost of $168.3 million and issued 0.8 million shares of stock under employee stock-based compensation plans. Since becoming a public company in October 2000 and through September 30, 2006, Moody’s has repurchased 82.1 million shares at a total cost of $2.7 billion, including 37.5 million shares to offset issuances under employee stock-based compensation plans.

Item 6.	Exhibits

Exhibits

Exhibit No.		Description

3		ARTICLES OF INCORPORATION AND BY-LAWS

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

10		MATERIAL CONTRACTS

	.1*	Agreement of Lease, dated September 7, 2006, by and among Moody’s Corporation and 7 World Trade Center, LLC

	.2*	Amendment No. 1 to Five-Year Credit Agreement dated as of September 1, 2004

31		CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 2, 2006

By:	/s/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)

Date: November 2, 2006