Form 10-K
period 2006-12-31
MOODYS CORP /DE/
filed 2007-03-01
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2006 (based upon its closing transaction price on the Composite Tape on such date) was approximately $15.3 billion.

As of January 31, 2007, 278.5 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 24, 2007, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

PART I

ITEM 1.	BUSINESS

Background

As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation and its subsidiaries. The Company’s executive offices are located at 99 Church Street, New York, NY 10007 and its telephone number is (212) 553-0300.

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

The Company

Moody’s is a provider of (i) credit ratings, research and analysis covering fixed-income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Founded in 1900, Moody’s employs approximately 3,400 people worldwide. Moody’s maintains offices in 22 countries and has expanded into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody’s customers include a wide range of corporate and governmental issuers of securities as well as institutional investors, depositors, creditors, investment banks, commercial banks and other financial intermediaries. Moody’s is not dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on its business.

Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV. For additional financial information on these segments, see Part II, Item 8. “Financial Statements – Note 17 – Segment Information”.

Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit information, research and economic commentary, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks. Moody’s credit ratings and research help investors analyze the credit risks associated with fixed-income securities. Such independent credit ratings and research also contribute to efficiencies in markets for other obligations, such as insurance policies and derivative transactions, by providing credible and independent assessments of credit risk. Moody’s provides ratings and credit research on governmental and commercial entities in more than 100 countries. Moody’s global and increasingly diverse services are designed to increase market efficiency and may reduce transaction costs. As of December 31, 2006, Moody’s had ratings relationships with more than 12,000 corporate issuers and approximately 29,000 public finance issuers. Additionally, the Company has rated more than 96,000 structured finance obligations. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors.

Beyond credit rating services for issuers, Moody’s Investors Service provides research services, data and analytic tools that are utilized by institutional investors and other credit and capital markets professionals. These services cover various segments of the loan and debt capital markets, and are sold to more than 9,300 customer accounts worldwide. Within these accounts, more than 29,000 users accessed Moody’s research website (www.moodys.com) during calendar year 2006. In addition to these clients, more than 148,000 other individuals visited Moody’s website to retrieve current ratings and other information made freely available to the public.

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s KMV serves more than 1,700 clients operating in approximately 85 countries, including most of the world’s largest financial institutions. Moody’s KMV’s quantitative credit analysis tools include models that estimate the probability of default for approximately 29,000 publicly traded firms globally, updated daily. In addition, Moody’s KMV’s RiskCalc™ models extend the availability of these probabilities to privately held firms in many of the world’s economies. Moody’s KMV also offers services to value and improve the performance of credit-sensitive portfolios.

Prospects for Growth

Over recent decades, global public and private fixed-income markets have grown significantly in terms of outstanding principal amount and types of securities. While there is potential for periodic cyclical disruption in these developments, Moody’s believes that the overall trend and outlook remain favorable for continued secular growth in capital market activity worldwide. In addition, the securities being issued in the global fixed-income markets are becoming more complex. Moody’s expects that these trends will provide continued long-term demand for high-quality, independent credit opinions. These phenomena are especially apparent internationally, where economic expansion and integration are driving increased use of public fixed-income markets for corporate financing activities, and factors such as enabling regulation and increased acceptance of new financial technologies by debt issuers and investors have driven growth in structured finance issuance.

Communication technology, such as the Internet, makes information about investment alternatives widely available throughout the world. This technology facilitates issuers’ ability to place securities outside their national markets and investors’ capacity to obtain information about securities issued outside their national markets. Issuers and investors are also more readily able to obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, many of which may be unfamiliar to them. This availability of information promotes worldwide financial markets and a greater need for credible and globally comparable opinions about credit risk. As a result, a number of new capital markets have emerged. In addition, more issuers and investors are accessing developed capital markets.

Another trend that is increasing the size of the world’s capital markets is the ongoing disintermediation of financial systems. Issuers are increasingly financing in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries are selling assets in the global public capital markets, in addition to or instead of retaining those assets. Structured finance securities markets for many types of assets have developed in many countries and are contributing to these trends.

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

Growth in issuance of structured finance securities has generally been stronger than growth in straight corporate and financial institutions debt issuance, and Moody’s expects that trend to continue. Growth in structured finance has reflected increased acceptance of structured finance as a financing and refinancing mechanism, regulatory changes that facilitate the use of structured finance, and increases in the scope of asset types, including for example consumer debt, that form the underlying asset pools for structured finance securities.

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

Moody’s operations are also subject to various risks inherent in carrying on business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders and other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because the Company’s basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources. However, the formation of, for example, a new government-sponsored regional or global rating agency would pose a risk to Moody’s growth prospects. Management believes that this risk, compared to other regulatory changes under consideration for the credit rating industry, is relatively low because of the likelihood that substantial investments over a sustained period would be required, with uncertainty about the likelihood of financial success.

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

Growth in Moody’s KMV is expected from increased awareness and adoption by financial institutions of active credit portfolio management and the estimation of economic capital, for which MKMV provides products and services. In addition, Moody’s KMV will continue to see revenue growth from the implementation of internal rating tools for Basel II compliance and credit analysis best practices. This growth will be realized by, for example, the development of new private firm default probability models for specific countries and by expanding analysis capabilities of new asset classes.

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

In addition to S&P, Moody’s competitors include Fitch, a subsidiary of Fimalac S.A., Dominion Bond Rating Service, Ltd. of Canada (“DBRS”) and A.M. Best Company, Inc. One or more significant rating agencies may emerge in the United States as the Securities and Exchange Commission (“SEC”) may expand the number of Nationally Recognized Statistical Rating Organizations (“NRSRO”). Competition may also emerge in developed or developing markets outside the United States over the next few years as the number of rating agencies increase.

Financial regulators are reviewing their approach to supervision and have sought or are seeking comments on changes to the global regulatory framework that could affect Moody’s. Bank regulators, under the oversight of the Basel Committee on Banking Supervision, have proposed using refined risk assessments as the basis for minimum capital requirements. The proposed Standardized Approach relies on rating agency opinions, while the proposed Internal Ratings Based Approach relies on systems and processes maintained by the regulated bank. The increased regulatory focus on credit risk presents both opportunities and challenges for Moody’s. Global demand for credit ratings and risk management services may rise, but regulatory actions may result in a greater number of rating agencies and/or additional regulation of Moody’s and its competitors. Alternatively, banking or securities market regulators could seek to reduce the use of ratings in regulations, thereby reducing certain elements of demand for ratings, or otherwise seek to control the analysis or business of rating agencies.

Credit rating agencies such as Moody’s also compete with other means of managing credit risk, such as credit insurance. Competitors that develop quantitative methodologies for assessing credit risk also may pose a competitive threat to Moody’s.

Moody’s KMV’s main competitors for quantitative measures of default risk include the RiskMetrics Group, S&P, CreditSights, R&I’s Financial Technology Institute (in Japan), Fitch Algorithmics, Dun and Bradstreet, models developed internally by customers and other smaller vendors. Other firms may compete in the future. Baker Hill, acquired by Experian, and Bureau van Dijk Electronic Publishing are Moody’s KMV’s main competitors in the software market to assist banks in their commercial lending activities. Mercer Oliver Wyman competes with the professional services group at Moody’s KMV for certain credit risk consulting services business.

Moody’s Strategy

Moody’s intends to focus on the following opportunities:

Expansion in Financial Centers

Moody’s serves its customers through its global network of offices and business affiliations. Moody’s currently maintains comprehensive rating and marketing operations in financial centers including Frankfurt, Hong Kong, London, Madrid, Milan, New York, Paris, Singapore, Sydney and Tokyo. Moody’s expects that its global network will position it to benefit from the expansion of worldwide capital markets and thereby increase revenue. Moody’s also expects that the growth of its Moody’s Investors Service business as a consequence of financial market integration in Europe will continue. Additionally, Moody’s expects to continue its expansion into developing markets either directly or through joint ventures. This will allow Moody’s to extend its credit opinion franchise to local and regional obligors, through domestic currency ratings and national scale ratings. These developing market efforts have been supported in 2006 by the acquisition of 100% of CRA Rating Agency in the Czech Republic to form Moody’s Central Europe and the acquisition of a 49% stake in China Cheng Xin International Credit Rating Co. Ltd. in China, and in January 2007 by the acquisition of 99% of PT Kasnic Credit Rating in Indonesia to form Moody’s Indonesia. Moody’s expects to continue its expansion into developing markets either directly or through joint ventures.

New Rating Products

Moody’s is pursuing numerous initiatives to expand credit ratings, including from public fixed-income securities markets to other sectors with credit risk exposures. Within established capital markets, Moody’s continues to expand its rating coverage of bank loans and project finance loans and securities. In global and local counterparty markets, Moody’s offers distinct sets of rating products to address the creditworthiness of financial firms, including bank financial strength and deposit ratings, and insurance financial strength ratings. Moody’s has also introduced issuer ratings for corporations not active in the debt markets. As the structured finance markets continue to grow worldwide and secondary markets continue to develop, demand for research, data and analysis supporting these markets has heightened. In order to capitalize on market developments and to enhance ratings surveillance efficiency, Moody’s has created a new products group within structured finance to focus on new ratings products, such as hedge fund operations quality ratings, and to identify, design, develop and maintain value-added research, analytics and data products serving the structured finance market. The acquisition of Wall Street Analytics in December 2006 broadens Moody’s capabilities in the analysis and monitoring of complex debt securities and provides a deeper pool of dedicated analytic and product development staff to create new software analytic tools for the structured finance market.

In response to growing investor demand for expanded credit opinion in the high yield market, Moody’s has introduced a number of new products, including joint default analysis, corporate financial metrics, and both loss-given-default and probability-of-default ratings.

Additional Opportunities in Structured Finance

The repackaging of financial assets has had a profound effect on the fixed-income markets. New patterns of securitization are expected to emerge in the next decade. Although the bulk of assets securitized in the past five years have been consumer assets owned by banks, commercial assets — principally commercial mortgages, term receivables and corporate obligations — are now increasingly being securitized. Securitization has evolved into a strategic corporate finance tool in North America, Europe and Japan, and is evolving elsewhere internationally. Ongoing global development of non-traditional financial instruments, especially credit derivatives, has accelerated in recent years. Increasingly complex collateralized debt obligations (“CDO”s) have been introduced, which should continue to support growth. Moody’s has introduced new services enabling investors to monitor the performance of their investments in structured finance, covering asset-backed finance, commercial mortgage finance, residential mortgage finance and credit derivatives.

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

Expansion of Credit Research Products and Investment Analytic Tools

Moody’s plans to expand its research and analytic services through internal development and by acquisition. To respond to client demand, new product initiatives are generally more analytical and data-intensive than traditional narrative research offerings. Such services address investor interest in replicating the monitoring activities conducted by, for example, Moody’s securitization analysts and provide the means for customers to gain access to raw data and ratios used by Moody’s analysts in the rating process for municipalities, companies and financial institutions. These products represent important sources of growth for the research business unit. Moreover, Moody’s continues to explore opportunities to extend its research relevance in new domestic or regional markets (e.g., China) as well as new functional markets (e.g., hedge funds).

New Quantitative Credit Risk Assessment Services

Moody’s will continue to provide banks and other institutions with quantitative credit risk assessment services. Moody’s believes that there will be increased demand for such services because they assist customers trading or holding credit-sensitive assets to produce better performance. Also, recent proposals by international bank regulatory authorities to recognize banks’ internal credit risk management systems for the purpose of determining regulatory capital are expected to encourage adoption of such services by banks from third-party providers. Moody’s also expects to provide extensions to existing services and new services, such as valuations of credit-sensitive assets.

Regulation

In the United States, Moody’s Investors Service has been designated as a NRSRO by the SEC. The SEC first applied the NRSRO designation in 1975 to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (including in certain mortgage-related legislation), the SEC (including in certain of its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities. Moody’s Investors Service has also voluntarily registered with the SEC as a NRSRO under the Investment Advisers Act of 1940, as amended. Once SEC rules under the Credit Rating Agency Reform Act of 2006, discussed below, are promulgated and become effective, approved NRSROs will be required to register pursuant to the Securities Exchange Act of 1934.

Over the past several years, U.S. regulatory and congressional authorities have reviewed the suitability of continuing to use ratings in federal securities laws and, if such use is continued, the potential need for altering the regulatory framework under which rating agencies operate. This review ultimately resulted in the passage of the Credit Rating Agency Reform Act of 2006 (“Reform Act”) in September 2006. The stated objectives of the Reform Act are to foster competition, transparency and accountability in the credit rating industry. It makes changes to the SEC’s processes for designating rating agencies as NRSROs, and formalizes the framework through which the SEC oversees them. However, the legislation provides that the SEC shall not regulate the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. The Reform Act requires the SEC to issue final implementing rules by June 26, 2007. On February 5, 2007, the SEC published for comment its proposed rules, addressing registration, recordkeeping, financial reporting, policies for handling of material non-public information and managing conflicts of interest, and certain prohibitions against unfair, coercive or abusive practices. Interested parties have until March 12, 2007 to submit comments to the SEC. Moody’s is reviewing the proposed rules and intends to submit comments to the SEC.

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

Moody’s Investors Service endorsed the IOSCO Code and in June 2005 published its Code of Professional Conduct (the “Moody’s Code”) pursuant to the IOSCO Code. In April 2006, Moody’s Investors Service published its first annual report on the implementation of Moody’s Code. The report discusses policies, procedures and processes that implement the Moody’s Code. The report also describes differences between the Moody’s Code and the IOSCO Code and how Moody’s believes that the objectives of the IOSCO Code are otherwise addressed. Both Moody’s Code and the report can be found on the Regulatory Affairs page of the Company’s website.

European Union—The European Commission (“Commission”) issued a Communication on rating agencies in January 2006. The Commission noted that recent European Union (“EU”) financial services legislative measures that are relevant to credit rating agencies, combined with a self-regulatory framework for rating agencies based on the IOSCO Code, provided a suitable framework for the oversight of rating agencies and that no legislative actions were required at the time. The Commission indicated that it would monitor developments related to rating agencies and asked the Committee of European Securities Regulators (“CESR”) to monitor rating agencies’ compliance with the IOSCO Code and report back regularly.

CESR completed a process to assess such compliance and published a report in January 2007. The CESR process focused on four internationally active rating agencies that operate in the European Union, including Moody’s, and involved discussions with the individual rating agencies as well as a survey of market participants. CESR concluded that the four rating agencies are largely compliant with the IOSCO Code and identified a few areas where it believed rating agencies could improve their processes and disclosures and where the IOSCO Code could be improved. CESR indicated that for its 2007 report, it will look into these areas in particular as well as the impact of the Reform Act and the SEC’s implementing rules on the rating business in the European Union. As a result of the CESR report, in January 2007 the Commission reiterated its stance that the self-regulatory approach was, at present, the appropriate regulatory framework for rating agencies in Europe.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published a new capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies (called External Credit Assessment Institutions, or “ECAIs”) could be used by banks in determining credit risk weights for many of their institutional credit exposures. National authorities will begin implementing these aspects of Basel II during 2007. Recognized ECAIs could be subject to a broader range of oversight.

In the EU, Basel II has been adopted through the Capital Requirements Directive (“CRD”), which, among other things, sets out criteria for recognizing ECAIs within the EU. The Commission created the Committee of European Banking Supervisors (“CEBS”), comprised of European banking regulators, to advise it on banking policy issues that include implementing the CRD. In January 2006, CEBS published guidelines that provide the basis for a consistent approach by EU Member States to the implementation of the CRD’s ECAI recognition and supervision criteria. Moody’s completed an application process pursuant to the CEBS guidelines and in August 2006, CEBS announced a shared view among EU banking authorities that Moody’s should be recognized as an ECAI. However, as each Member State must formally recognize ECAIs for use in its jurisdiction, the recognition process is ongoing.

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

Other legislation and regulation relating to credit rating and research services has been considered from time to time by local, national and multinational bodies and is likely to be considered in the future. In certain countries, governments may provide financial or other support to locally-based rating agencies. In addition, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could significantly change the competitive landscape in which Moody’s operates. In addition, the legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of Moody’s cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

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

Employees

As of December 31, 2006, the number of full-time equivalent employees of Moody’s was approximately 3,400.

Available Information

Moody’s investor relations Internet website is http://ir.moodys.com/. Under the “SEC Filings” tab at this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position	Biographical Data
Jeanne M. Dering, 51 Executive Vice President, Global Regulatory Affairs and Compliance	Ms. Dering has served as the Company’s Executive Vice President, Global Regulatory Affairs and Compliance since May 2005. Previously, she had served as the Company’s Senior Vice President and Chief Financial Officer since October 1, 2000 and in February 2005 was named Executive Vice President and Chief Financial Officer. In addition, she had senior management responsibility for Moody’s Information Technology group from January 2004 to December 2006. Ms. Dering joined Moody’s Investors Service, Inc., in April 1997 as Managing Director, Finance Officer, and became its Chief Financial Officer in 1998. Prior thereto, she spent more than 10 years at Old D&B in a number of financial management positions, including Director of Budgets & Financial Analysis and Director of Financial Planning — Acquisitions and New Business Development.

Jennifer Elliott, 41 Vice President and Chief Human Resources Officer	Ms. Elliott has served as the Company’s Vice President and Chief Human Resources Officer since February 2005. Previously, she had served as Managing Director for Moody’s Australia since 1999 and was also a director of Moody’s Investors Service Pty Limited. She was Vice President and Senior Analyst in Moody’s Structured Finance Group from 1996 until 1999 and an Analyst in that group from 1993 until 1996. Prior thereto, she was a banking and finance lawyer in Sydney, Australia.

John J. Goggins, 46 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel and became General Counsel in 2000.

Linda S. Huber, 48 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

Joseph (Jay) McCabe, 56 Senior Vice President—Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President — Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Prior thereto, he served as Vice President — Corporate Controller at PPL Corporation, an energy and utility company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 49 Chairman and Chief Executive Officer, Moody’s Corporation and President, Moody’s Investors Service, Inc.	Mr. McDaniel has served as the Company’s Chairman and Chief Executive Officer since April 2005. Mr. McDaniel served as the Company’s President from October 2004 to April 2005 and as Chief Operating Officer from January 2004 to April 2005. He has served as a member of the Board of Directors since April 2003 and President of Moody’s Investors Service, Inc. since November 2001. Mr. McDaniel also served as Executive Vice President of the Company from April 2003 to January 2004 and Senior Vice President from October 1, 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service, Inc., from November 2000 until November 2001. Prior thereto, he had served as Managing Director, International, since 1996 and served as Managing Director, Europe, from 1993 until 1996. He also served as Associate Director in Moody’s Structured Finance Group from 1989 until 1993, and as Senior Analyst in the Mortgage Securitization Group from 1988 to 1989. Mr. McDaniel is also a director of John Wiley & Sons, Inc.

Perry Rotella, 43 Senior Vice President and Chief Information Officer	Mr. Rotella has served as the Company’s Senior Vice President and Chief Information Officer since December 2006. Prior thereto, he served as Chief Information Officer for American International Group’s (“AIG”) Domestic Brokerage group from 2003 to 2006, Operations and Systems Executive in 2006 and Global Chief Technology Officer from 2000 to 2003. Prior to AIG, from 1985 to 1999, Mr. Rotella was with American Management Systems (“AMS”), a technology consulting firm, where he held a variety of positions including Chief Technology Officer for AMS’s Insurance Technology Group.

ITEM 1A.	RISK FACTORS

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

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 80% of Moody’s revenue in 2006 was derived from ratings, a significant portion of which was related to the issuance of credit-sensitive securities in the global capital markets. The Company anticipates that a substantial part of its business will continue to be dependent on the number and dollar volume of debt securities issued in the capital markets. Therefore, the Company’s results could be adversely affected by a reduction in the level of debt issuance.

Unfavorable financial or economic conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuance for which Moody’s provides ratings services. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant regulatory, political or economic events, defaults of significant issuers and other market and economic factors may negatively impact the general level of debt issuance, the debt issuance plans of certain categories of borrowers, and/or the types of credit-sensitive products being offered. A sustained period of market decline or weakness could also have a material adverse effect on Moody’s business and financial results.

Possible Loss of Market Share or Revenue Through Competition or Regulation

The markets for credit ratings, research and credit risk management services are increasingly competitive. Moody’s competes on the basis of a number of factors, including quality of ratings, customer service, research, reputation, regulatory qualification, price, geographic scope, range of products and technological innovation. For example, a large investment grade default could impact the Company’s reputation and potentially lead to greater regulatory oversight. Moody’s faces competition from, among others, S&P, Fitch, DBRS, local rating agencies in a number of international jurisdictions and niche companies that provide ratings for particular types of financial products or issuers (such as A.M. Best Company, Inc., with respect to the insurance industry). Since Moody’s believes that some of its most significant challenges and opportunities will arise outside the U.S., it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local governments or other institutions that Moody’s does not receive.

Currently, Moody’s, S&P, Fitch, DBRS and A.M. Best Company, Inc. are designated as NRSROs by the SEC. In September 2006, the United States Congress passed into law the Credit Rating Agency Reform Act of 2006. As a direct result, the SEC is mandated to complete a rule-making process which implements the legislation (see “Regulation”, above, for further information) by June 2007. At present, Moody’s is unable to assess the impact of any regulatory changes that may result from the SEC’s rule-making process.

Introduction of Competing Products or Technologies by Other Companies

The markets for credit ratings, research and credit risk management services are competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and to utilize emerging technological trends is a key factor in maintaining market share. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s. Moody’s growth prospects could also be adversely affected by limitations of its information technologies that fail to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products.

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

Possible Loss of Key Employees to Investment or Commercial Banks or Elsewhere and Related Compensation Cost Pressures

Moody’s success depends in part upon recruiting and retaining highly skilled, experienced financial analysts and other professionals. Competition for qualified staff in the financial services industry is intense, and Moody’s ability to attract staff could be impaired if it is unable to offer competitive compensation and other incentives. Investment banks and other competitors for analyst talent may be able to offer higher compensation than Moody’s. Moody’s also may not be able to identify and hire employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. Moody’s may lose key employees due to other factors, such as catastrophes, that could lead to disruption of business operations. Moody’s ability to compete effectively will continue to depend, among other things, on its ability to attract new employees and to retain and motivate existing employees.

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

Potential for New U.S., Foreign, State and Local Legislation and Regulations, Including Those Relating to Nationally Recognized Statistical Rating Organizations

In the United States and other countries, the laws and regulations applicable to credit ratings and rating agencies continue to evolve and are presently subject to review by a number of legislative or regulatory bodies, including the SEC in the United States and the CESR on behalf of the European Union. It is possible that such reviews could lead to greater oversight or regulation concerning the issuance of credit ratings or the activities of credit rating agencies. Such additional regulations could, potentially, increase the costs associated with the operation of a credit rating agency, alter the rating agencies’ communications with the issuers as part of the rating assignment process, increase the legal risk associated with the issuance of credit ratings, change the regulatory framework to which credit rating agencies are subject and/or affect the competitive environment in which credit rating agencies operate. A description of certain of the more recent regulatory initiatives in the United States and other countries is described above under the section entitled “Regulation” in Item 1. “Business”, of this Form 10-K. At present, Moody’s is unable to predict the regulatory changes that may result from ongoing reviews by the SEC or other regulatory bodies or the effect that any such changes may have on its business.

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

Moody’s corporate headquarters is located at 99 Church Street, New York, New York, with approximately 441,000 square-feet. During the fourth quarter of 2006, the Company completed the sale of its corporate headquarters and is leasing back the building until the headquarters relocation is completed. On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which will serve as Moody’s new headquarters beginning in mid- to late 2007. As of December 31, 2006, Moody’s operations were conducted from 15 U.S. offices and 32 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities, and other pending matters that it may determine to be appropriate. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

The discussion of the legal matters under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing on page 28 of this annual report on Form 10-K, is incorporated into this Item 3 by reference.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this annual report on Form 10-K, no matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information in response to this Item is set forth under the captions “Common Stock Information” and “Dividends” in Item 7 of this annual report on Form 10-K, and under the caption “Equity Compensation Plan Information” in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 24, 2007, and is incorporated herein by reference.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended December 31, 2006

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
October 1 – 31	971,702	(1)	$63.44	971,479	$1,850.3 million
November 1 – 30	722,982	(1)	67.23	722,016	1,801.8 million
December 1 – 31	562,500		69.99	562,500	1,762.4 million

Total	2,257,184			2,255,995

(1)	Includes the surrender to the Company of 223 and 966 shares in October and November, respectively, of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. There is no established expiration date for this authorization. During August 2006, the Company had completed its previous $1 billion share repurchase program, which had been authorized by the Board of Directors in October 2005.

During the fourth quarter of 2006, Moody’s repurchased 2.3 million shares at an aggregate cost of $149.6 million and issued 1.1 million shares of stock under employee stock-based compensation plans. Since becoming a public company in October 2000 and through December 31, 2006, Moody’s has repurchased 84.4 million shares at a total cost of $2.9 billion, including 38.6 million shares to offset issuances under employee stock-based compensation plans.

PERFORMANCE GRAPH

The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s Stock 500 Index (the “S&P 500”) and an index of performance peer group companies (the “Performance Peer Group”).

The Company does not believe there are any publicly traded companies that represent strict peers. However, each of the companies in the Performance Peer Group offers business information products in one or more segments of its business. The Performance Peer Group consists of Dow Jones & Company, Inc., The McGraw-Hill Companies, Pearson PLC, Reuters Group PLC, Thomson Corporation and Wolters Kluwer nv.

The comparison assumes that $100.00 was invested in the Company’s common stock (the “Common Stock”) and in each of the foregoing indices on December 31, 2001. The comparison also assumes the reinvestment of dividends, if any. The total return for the Common Stock was 254% during the performance period as compared with a total return during the same period of 35% for the S&P 500 and 27% for the Performance Peer Group.

COMPARISON OF CUMULATIVE TOTAL RETURN

SINCE DECEMBER 31, 2001

MOODY’S CORPORATION, S&P COMPOSITE INDEX AND PEER GROUP INDEX

	PERIOD ENDING
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006

Moody's Corporation	100.00	104.01	153.07	220.51	313.63	354.23
Peer Group Index	100.00	61.80	81.57	96.18	100.97	127.43
S&P Composite Index	100.00	77.90	100.25	111.15	116.61	135.03

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,
amounts in millions, except per share data	2006	2005	2004	2003	2002 (1)
Results of operations
Revenue	$2,037.1	$1,731.6	$1,438.3	$1,246.6	$1,023.3
Expenses, excluding gain on sale of building	938.2	792.0	651.9	583.5	485.2
Gain on sale of building (2)	(160.6)	—	—	—	—

Operating income	1,259.5	939.6	786.4	663.1	538.1
Non-operating income (expense), net (3)	1.0	(4.9)	(15.1)	(6.7)	(20.7)

Income before provision for income taxes	1,260.5	934.7	771.3	656.4	517.4
Provision for income taxes	506.6	373.9	346.2	292.5	228.5

Net income	$753.9	$560.8	$425.1	$363.9	$288.9

Earnings per share (4)
Basic	$2.65	$1.88	$1.43	$1.22	$0.94
Diluted	$2.58	$1.84	$1.40	$1.19	$0.92

Weighted average shares outstanding (4)
Basic	284.2	297.7	297.0	297.8	307.8
Diluted	291.9	305.6	304.7	304.6	315.0

Dividends declared per share	$0.29	$0.24	$0.15	$0.11	$0.09

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance sheet data
Total assets	$1,497.7	$1,457.2	$1,389.3	$959.9	$633.7
Long-term debt (5)	$300.0	$300.0	$—	$300.0	$300.0
Shareholders’ equity (deficit)	$167.4	$309.4	$317.5	$(32.1)	$(327.0)

(1)	The 2002 results of operations include revenue of $42.1 million, expenses of $42.8 million and an operating loss of $0.7 million related to KMV, which was acquired in April 2002.
(2)	During the fourth quarter of 2006, the Company completed the sale of its corporate headquarters located at 99 Church Street, New York, New York. The sale resulted in a gain of $160.6 million.
(3)	The 2003 amount includes a gain of $13.6 million on an insurance recovery related to the September 11th tragedy.
(4)	Prior period earnings per share and weighted average shares outstanding have been adjusted to reflect the May 2005 2-for-1 stock split.
(5)	At December 31, 2004, the notes payable scheduled to mature in September 2005 were classified as a current liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 31 and Item 1A. “Risk Factors” commencing on page 10 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of (i) credit ratings, research and analysis covering fixed-income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services, and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV.

Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit information, research and economic commentary, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks.

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

The portion of the revenue to be deferred is based upon a number of factors, including the estimated fair market value of the monitoring services charged for similar securities or issuers. The estimated monitoring period over which the deferred revenue will be recognized is determined based on factors such as the estimated lives of the rated securities. Currently, the estimated monitoring periods range from one year to ten years. At December 31, 2006, 2005 and 2004, deferred revenue included approximately $47 million, $36 million and $30 million, respectively, related to such deferred monitoring fees.

Additionally, in the case of commercial mortgage-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring period which is determined based on the lives of the rated securities. Currently, the monitoring periods range from five to 46 years. At December 31, 2006, 2005 and 2004, deferred revenue related to commercial mortgage-backed securities was approximately $62 million, $50 million and $37 million, respectively.

Moody’s estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Related revenue is accrued each quarter based on estimated amounts outstanding and is billed subsequently when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2006, 2005 and 2004, accounts receivable included approximately $34 million, $31 million and $29 million, respectively, related to accrued commercial paper revenue. Historically, the Company has not had material differences between the estimated revenue and the actual billings.

Accounts Receivable Allowance

Moody’s records as reductions of revenue provisions for estimated future adjustments to customer billings based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance. Adjustments to and write-offs of accounts receivable are charged against the allowance. Moody’s evaluates its accounts receivable by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its reviews, Moody’s establishes or adjusts allowances, as considered appropriate. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above-noted factors, or actual write-offs or adjustments that differ from the estimated amounts could result in revenue adjustments that are greater or less than Moody’s estimates. In each of 2006, 2005 and 2004, the Company adjusted its provision rates and its allowances to reflect its current estimate of the appropriate level of accounts receivable allowance.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this “Management’s Discussion and Analysis”, commencing on page 28 is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as additional information becomes available may, in the future, adjust the provisions made in respect thereof. Since the potential exposure on many of these matters is material, and it is possible that these matters could be resolved in amounts that are greater than the Company has reserved, their resolution could have a material adverse effect on Moody’s future reported results and financial position. In addition, potential cash outlays related to the resolution of these exposures could be material.

For the years ended December 31, 2006, 2005 and 2004, the provision for income taxes reflected credits of $2.4 million, $8.8 million and charges of $30 million, respectively, due to changes in the Company’s reserves for legacy income tax exposures that were assumed by Moody’s in connection with its separation from Old D&B in October 2000. These tax matters are discussed under “Legacy Tax Matters” below.

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

The discount rate selected to measure the present value of the Company’s benefit obligations as of December 31, 2006 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank Pension Discount Curve. The cash flows are then discounted to their present value and an overall discount rate is determined.

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

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. To the extent the total outstanding gain or loss exceeds a corridor threshold as defined in SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), the excess is subject to amortization in annual expense over the estimated average future working lifetime of active plan participants. For Moody’s pension and other post-retirement benefit plans, the total losses as of December 31, 2006 which have not been recognized in annual expense are $ 41.0 million and Moody’s expects to recognize $2.2 million of actuarial losses in 2007 annual net periodic benefit expense.

For Moody’s funded pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under SFAS No. 87, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market related value of assets which is used in determining the expected return on assets component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2006, the Company has an unrecognized asset gain of $7.8 million, of which $3.3 million will be recognized in the market related value of assets which is used to calculate the expected return on assets component in 2008 expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2007 operating income (dollars in millions). These effects have been calculated using the Company’s current projections of 2007 assets, liabilities, obligations and expenses related to pension and other post-retirement plans, which could change as updated data becomes available.

	Assumption Used for 2007	Estimated Impact on 2007 Operating Income (Decrease)/Increase
Discount Rate*	5.90% / 5.80%	$(5.3)
Weighted Average Assumed Compensation Growth Rate	4.00%	$1.8
Assumed Long-Term Rate of Return on Pension Assets	8.35%	$(1.1)

*	Discount rates of 5.90% and 5.80% are used for pension plans and other post-retirement plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2007 projected expenses. Based on current projections, the Company estimates that expenses related to pension and post-retirement plans will be approximately

$14.4 million in 2007 compared with $14.9 million in 2006. The expected expense decrease in 2007 reflects the effects of higher discount rates, higher plan asset gains and lower amortization of actuarial losses, which are partially offset by normal growth in plan liabilities.

Stock-Based Compensation

On January 1, 2006, the Company adopted, under the modified prospective application method, the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Previously, on January 1, 2003, the Company adopted, on a prospective basis, the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company, which is limited. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense.

An increase in the following assumptions would have had the following estimated effect on operating income in 2006 (dollars in millions):

	Assumption Used		Increase in Assumption	Estimated Impact on Operating Income in 2006 Increase/(Decrease)
Average Expected Dividend Yield	2002 -2006 grants	0.41% -0.52%	0.10%	$0.6
Average Expected Share Price Volatility	2002 -2006 grants	23% -30%	5%	$(4.9)
Expected Option Holding Period	2002 -2006 grants	4.5 –6.0 years	1.0 year	$(4.2)

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

Operating Segments

Moody’s Investors Service consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of (i) credit ratings on issuers and issues of fixed-income obligations in the debt markets, and (ii) research, which primarily generates revenue from the sale of investor-oriented credit information, and research, principally produced by the rating groups, and economic commentary. For presentation purposes, Europe represents Europe, the Middle East and Africa and public finance represents U.S. public finance. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

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

Results of Operations

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Total Company Results

Moody’s revenue in 2006 was $2,037.1 million, an increase of $305.5 million or 17.6% from $1,731.6 million for the same period of 2005. Moody’s achieved strong revenue growth above the rate of the overall corporation in global structured finance, corporate finance and research, and below the corporate rate in financial institutions and MKMV, with a decline in revenue from public finance.

Revenue in the United States was $1,277.8 million in 2006, an increase of $192.4 million or 17.7% from $1,085.4 million in 2005. Approximately 80% of the U.S. growth was driven by structured finance and corporate finance, reflecting strong issuance across most structured asset classes as well as corporate bonds and bank loans. Research, financial institutions and MKMV contributed to year-over-year growth as well.

Moody’s international revenue was $759.3 million in 2006, an increase of $113.1 million or 17.5% from $646.2 million in 2005. International ratings revenue grew approximately $91 million versus the prior year, with about 84% of the growth in Europe where credit derivatives, corporate finance, commercial mortgage-backed and residential mortgage-backed sectors were primary drivers of growth. European research and MKMV contributed to growth as well. Foreign currency translation positively impacted international revenue growth by approximately $1 million.

Moody’s operating, selling, general and administrative expenses of $898.7 million in 2006 were $141.9 million or 18.8% more than $756.8 million in 2005. Compensation and benefits continue to be Moody’s largest expense, accounting for approximately $103 million in growth from prior year. Moody’s average global staffing of more than 3,100 employees during the year ended December 31, 2006 was approximately 15% higher than during the same prior year period. This increase includes hiring to support business growth mainly in the U.S. and European ratings businesses. The table below shows Moody’s staffing at year-end 2006 compared with year-end 2005.

	December 31, 2006			December 31, 2005
	United States	International	Total	United States	International	Total
Moody’s Investors Service	1,843	1,106	2,949	1,600	919	2,519
Moody’s KMV	304	97	401	303	74	377

Total	2,147	1,203	3,350	1,903	993	2,896

Operating expenses were $539.4 million in 2006, an increase of $86.5 million or 19.1% from $452.9 million in 2005. The largest contributor to this increase was growth in compensation and benefits expense of $76 million, reflecting compensation increases, increased staffing and higher stock-based compensation expense. Moody’s global staffing reflected hiring primarily in the U.S. and European ratings businesses to support business growth. Stock-based compensation expense increased $16.3 million year-over-year due, in part, to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005, offset by additional expense recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. Expenses for 2005 included $3.2 million for the settlement of certain pension obligations.

Selling, general and administrative expenses were $359.3 million in 2006, an increase of $55.4 million or 18.2% from $303.9 million in 2005. Year-over-year expense increases included growth in compensation and benefits of $27 million, reflecting compensation increases, increased staffing in technology support and finance functions and $6.0 million related to stock-based compensation as discussed above. Additional 2006 expenses included increased rent and occupancy costs of approximately $12 million to support business expansion and costs associated with Moody’s new corporate headquarters. Expenses for 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005, which was a result of a tax audit by Japanese taxing authorities that was completed in the second quarter of 2005.

Operating income of $1,259.5 million in 2006, which included a 160.6 million gain on the sale of Moody’s corporate headquarters building in the fourth quarter of 2006, rose $319.9 million or 34.0% from $939.6 million in 2005. Excluding the gain on sale, operating income increased 17%. The effects of foreign currency translation reduced year-over-year growth in operating income by approximately $3 million. Moody’s operating margin for 2006 was 61.8% compared to 54.3% in 2005. The gain on the sale of the building increased the 2006 margin by approximately 790 basis points.

Moody’s reported $1.0 million of interest and other non-operating income (expense), net in 2006 compared with ($4.9) million in 2005. Interest expense was $15.2 million in 2006 and $21.0 million in 2005. The amounts included $14.9 million and $20.9 million of interest expense on Moody’s $300 million of notes payable for 2006 and 2005, respectively. Interest income was $18.2 million in 2006 compared to $26.0 million in 2005. The decrease was attributed to the liquidation of investment portfolios to finance share repurchases. Foreign exchange losses were immaterial in 2006 compared to $8.2 million in 2005. The year-over-year change was primarily due to the British pound and euro appreciating to the U.S. dollar.

Moody’s effective tax rate was 40.2% in 2006 compared to 40.0% in 2005. The 2006 and 2005 effective tax rates were reduced by benefits of $2.4 million and $8.8 million, respectively, related to legacy income tax matters, see “Contingencies – Legacy Tax Matters” below for further information. Additionally, Moody’s recognized a tax benefit of approximately $3 million related to additional foreign tax credits in the fourth quarter of 2006 and a tax benefit of $3.6 million in 2005 related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004. The 2006 rate was also favorably impacted by approximately 30 basis points due to the settlement of state tax audits.

Net income was $753.9 million in 2006, an increase of $193.1 million or 34.4% from $560.8 million in 2005. Basic and diluted earnings per share for 2006 were $2.65 and $2.58, respectively, compared to basic and diluted earnings per share of $1.88 and $1.84, respectively, for 2005. Excluding the gain on sale, 2006 net income was $659.8 million, an increase of $99.0 million or 17.7%. Additionally, the gain contributed $0.33 and $0.32 relating to full year basic and diluted earnings per share, respectively.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service in 2006 was $1,894.3 million, up $294.0 million or 18.4% from $1,600.3 million in 2005. Ratings revenue accounted for $250.6 million of growth with increased revenue in global structured finance, corporate finance and financial institutions and sovereign risk offsetting a decline in public finance. Double-digit growth in research also contributed to the increase in revenue. Foreign currency translation positively impacted revenue growth by approximately $1 million. Price increases also contributed to year-over-year growth in revenue.

Structured finance revenue was $886.7 million in 2006, an increase of $171.3 million or 23.9% from $715.4 million in the same period of 2005. Approximately $109 million of the increase was in the U.S., with the collateralized debt and commercial mortgage-backed sectors contributing about 96% of the U.S. increase. Year-over-year issuance of collateralized loan obligations and cash flow resecuritizations grew, in part, to the increased “repackaging” of securitized assets such as consumer asset-backed and mortgage-backed securities, as well as bank loans in collateralized debt obligations. Strong growth in commercial real estate collateralized debt obligation issuance was a key driver of overall commercial mortgage-backed issuance. International structured finance revenue grew approximately $62 million year-over-year, with Europe contributing about $58 million, where credit derivatives, commercial mortgage-backed and residential mortgage-backed sectors totaled 92% of the European growth. Foreign currency translation for structured finance positively impacted international revenue growth by approximately $2 million.

Corporate finance revenue was $396.2 million in 2006, up $73.0 million or 22.6% from $323.2 million in 2005. Revenue in the U.S. increased approximately 22% principally due to issuance related growth in bank loan and corporate bond ratings revenue. Investment grade bond issuance increased approximately 17% and high yield bond issuance increased approximately 43%, primarily due to significant mergers and acquisitions, leveraged buyouts and second lien loan activity. International corporate finance revenue increased approximately $28 million or about 24% due largely to increased corporate bond issuance and non-issuance related ratings fees in Europe. Price increases also contributed to year-over-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $266.8 million in 2006, an increase of $12.2 million or 4.8% from $254.6 million in 2005. In the U.S., revenue grew approximately $11 million, principally due to strength in insurance and real estate sectors. Internationally, revenue increased $1.5 million compared to the prior year period.

Public finance revenue was $85.9 million in 2006, a decrease of $5.9 million or 6.4% from $91.8 million in 2005. Dollar volume issuance in the municipal bond market declined compared to 2005, primarily due to lower refinancing activity.

Research revenue of $258.7 million in 2006 was $43.4 million or 20.2% higher than $215.3 million in 2005. Revenue grew by approximately $28 million in the U.S. and about $15 million internationally, with Europe accounting for approximately 41% of international growth. Research and analytics services accounted for approximately $17 million of global revenue growth primarily from credit research on the corporate finance, financial institutions and the structured finance related businesses. Revenue from the licensing of Moody’s information to financial customers for internal use and redistribution was approximately $57 million in 2006, an increase of approximately $8 million, or about 17% higher than the prior year.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $789.1 million in 2006, an increase of $143.7 million or 22.3% from $645.4 million in 2005. The largest contributor to 2006 expenses was growth in compensation and benefits of approximately $110 million reflecting compensation increases, increased staffing primarily in the U.S. and European ratings businesses and higher stock-based compensation expense of $21.4 million. Furthermore, expenses in 2006 included increased rent and occupancy costs of approximately $11 million to support business expansion and costs associated with Moody’s new corporate headquarters. Additional increases were due to increased information technology investment spending of approximately $8 million offset by a decrease of approximately $6 million in legal fees. Expenses for 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005, which was a result of a tax audit by Japanese taxing authorities that was completed in the second quarter of 2005. Additionally, expenses in 2005 included $3.2 million for the settlement of certain pension obligations. Foreign currency translation contributed approximately $4 million to year-to-year growth in reported expenses.

Moody’s Investors Service operating income of $1,242.9 million in 2006 was up $306.6 million or 32.7% from $936.3 million in 2005, which included a $160.6 million gain on the sale of Moody’s corporate headquarters building in the fourth quarter of 2006. Excluding the gain, operating income increased 15.6%. The effects of foreign currency translation reduced year-to-year growth in operating income by approximately $3 million.

Moody’s KMV

MKMV revenue of $142.8 million in 2006 was $11.5 million or 8.8% more than the same period in 2005. MKMV’s revenue growth reflected increased demand for credit decision-making software and software related maintenance services, which grew approximately 10% or $2.7 million compared to 2005. Growth in subscriptions revenue related to credit risk assessment products grew approximately 5% or $4.9 million compared to prior year and risk services revenue increased approximately $4 million or about 36% compared to prior year. In 2006, international MKMV revenue accounted for 56% of its global revenue.

MKMV’s operating, selling, general and administrative expenses were $109.6 million in 2006, a decrease of $1.8 million or 1.6% from $111.4 million in 2005. The 2006 expenses include a total of $3.5 million due to training and recruitment, sales and marketing expenses. Additionally, 2006 expenses include a $2.2 million charge recorded in connection with a non-income tax matter. The 2005 expenses included approximately $7 million related to severance costs, the write-off of capitalized software development and a liability for unpaid overtime due to certain employees. MKMV operating income was $16.6 million for 2006 compared with $3.3 million in 2005. Currency translation did not have a significant year-to-year impact on MKMV results.

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

Moody’s operating, selling, general and administrative expenses of $756.8 million in 2005 were $139.0 million or 22.5% greater than $617.8 million in 2004. Compensation and benefits continue to be Moody’s largest expense, accounting for more than 70% of total expenses in 2005 and 2004. Moody’s average global staffing of approximately 2,700 employees during the year ended December 31, 2005 was approximately 12% higher than during the same prior year period. This increase includes approximately 100 people due to the acquisition of Economy.com in November 2005 and hiring to support business growth mainly in the U.S. and European ratings businesses. The table below shows Moody’s staffing at year-end 2005 compared with year-end 2004.

	December 31, 2005			December 31, 2004
	United States	International	Total	United States	International	Total
Moody’s Investors Service	1,600	919	2,519	1,358	761	2,119
Moody’s KMV	303	74	377	329	68	397

Total	1,903	993	2,896	1,687	829	2,516

Operating expenses were $452.9 million in 2005, an increase of $77.5 million or 20.6% from $375.4 million in 2004. The largest contributor to this increase was growth in compensation and benefits expense of $62.7 million, reflecting compensation increases, increased staffing, higher stock-based compensation expense and $3.2 million for the settlement of certain pension obligations. Moody’s global staffing reflected the acquisition of Economy.com in November 2005 and hiring primarily in the U.S. and European ratings businesses to support business growth. Stock-based compensation expense increased $18.7 million year-to-year. As more fully discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted the fair value method provisions of SFAS No. 123 prospectively beginning on January 1, 2003. The year-to-year increase in expense reflects the phasing in of expense over the current four-year equity plan vesting period as annual equity grants are made, the effects of a higher share price on the value of the 2005 equity grants versus 2004, and additional expense recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. Outside service fees increased by approximately $7 million of which approximately $6 million relates to information technology investment spending.

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

Operating income of $939.6 million in 2005 rose $153.2 million, or 19.5% from $786.4 million in 2004. Favorable foreign currency translation contributed approximately $6 million to operating income growth. Moody’s operating margin for 2005 was 54.3% compared to 54.7% in 2004.

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

Moody’s effective tax rate was 40.0% in 2005 compared to 44.9% in 2004. The effective tax rates included $8.8 million in credits and $30.0 million in charges due to changes in reserves in 2005 and 2004, respectively, related to legacy income tax exposures that were assumed by Moody’s in connection with its separation from Old D&B in October 2000 (see “Contingencies – Legacy Tax Matters”, below). Additionally, Moody’s recognized a tax benefit of $3.6 million in 2005 related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Net income was $560.8 million in 2005, an increase of $135.7 million or 31.9% from $425.1 million in 2004. Basic and diluted earnings per share for 2005 were $1.88 and $1.84, respectively, compared to basic and diluted earnings per share of $1.43 and $1.40, respectively, for 2004.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for 2005 was $1,600.3 million, up $282.8 million or 21.5% from $1,317.5 million in 2004. Ratings revenue accounted for $241.2 million of growth with approximately 80% of that growth coming from global structured finance and European financial institutions. Good growth was achieved in a number of other ratings sectors as well as in research. Foreign currency translation accounted for approximately $7 million of reported revenue growth. Price increases also contributed to year-to-year growth in reported revenue.

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

Corporate finance revenue was $323.2 million for 2005, up $23.6 million or 7.9% from $299.6 million in 2004. Revenue increased modestly in the U.S., as declines in high yield revenue largely offset higher revenue from bank loan ratings due to issuance related growth, an increase in first time rated issuers and price increases related in part to Moody’s Enhanced Analysis Initiative. High yield bond issuance declined approximately 31% as many issuers shifted to the leveraged loan markets for financing needs. Conversely, investment grade corporate debt issuance increased about 5% compared to 2004, as numerous large deals came to market in the transportation, energy and technology sectors. International corporate finance revenue increased approximately $18 million or about 19% due to new ratings mandates in Europe and Asia and increased investment grade corporate bond issuance. Price increases also contributed to year-to-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $254.6 million for 2005, an increase of $45.7 million or 21.9% from $208.9 million in 2004. In the U.S., revenue grew approximately $11 million, principally due to strength in issuance volume in insurance and a number of new rating assignments in the insurance, finance and securities sectors. Internationally, revenue grew approximately $35 million compared to the prior year period, primarily due to increased issuance and new ratings mandates in Europe. European issuance was particularly strong in the banking and insurance sectors. Price increases, in part, related to Moody’s Enhanced Analysis Initiative, which also contributed to year-to-year growth in global financial institutions revenue.

Public finance revenue was $91.8 million for 2005, an increase of $9.6 million or 11.7% from $82.2 million for the same period in 2004. Dollar issuance in the municipal bond market was approximately $409 billion or about 14% more than the same period in 2004, as issuers took advantage of low longer-term interest rates and narrow spreads between long and short-term rates, which favored advance refinancings. Refinancings represented approximately 45% of total dollar issuance in 2005 as compared to approximately 36% during 2004.

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

Moody’s Investors Service operating income of $936.3 million in 2005 was up $154.1 million or 19.7% from $782.2 million in 2004. Foreign currency translation contributed approximately $6 million to the year-to-year growth in operating income.

Moody’s KMV

Moody’s KMV revenue of $131.3 million for 2005 was $10.5 million or 8.7% more than the same period in 2004. MKMV’s revenue growth reflected increasing demand from risk products and credit decisioning software and software related consulting. Growth in subscriptions revenue related to credit risk assessment products grew approximately $6 million or about 6% compared to prior year, but was adversely affected by higher cancellation rates, due in part to bank consolidations. In 2005, international revenue accounted for approximately 56% of global revenue.

MKMV’s operating, selling, general and administrative expenses were $111.4 million for 2005, an increase of $11.6 million or 11.6% from $99.8 million for 2004. This increase included $1.3 million related to stock-based compensation, as discussed above. The 2005 expense also included approximately $7 million related to severance costs, the write-off of capitalized software development and a liability for unpaid overtime due to certain employees. MKMV operating income was $3.3 million for 2005 compared with $4.2 million for 2004. Currency translation did not have a significant year-to-year impact on MKMV results.

Market Risk

Moody’s maintains operations in 21 countries outside the United States. Approximately 29% of the Company’s revenue was billed in currencies other than the U.S. dollar in 2006, principally the British pound and the euro. Approximately 36% of the Company’s expenses were incurred in currencies other than the U.S. dollar in 2006, principally the British pound and the euro. As such, the Company is exposed to market risk from changes in foreign exchange rates.

As of December 31, 2006, approximately 30% of Moody’s assets were located outside the U.S. Of Moody’s aggregate cash and cash equivalents of $408.1 million at December 31, 2006, approximately $232 million was located outside the United States (with $121 million in the U.K.), making the Company susceptible to fluctuations in foreign exchange rates. Additionally, of Moody’s aggregate short-term investments of $75.4 million, approximately $14 million were located outside the United States. The effects of changes in the value of foreign currencies relative to the U.S. dollar on assets and liabilities of non-U.S. operations with non-U.S. functional currencies are charged or credited to the cumulative translation adjustment in shareholders’ equity.

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

The Company continues to assess the need to enter into hedging transactions to limit its risk due to fluctuations in exchange rates. In 2006, the Company entered into two insignificant hedging transactions using purchased put options designated as cash flow hedges to protect against foreign currency exchange rate risks from forecasted billings denominated in euros. Under the Company’s current foreign exchange hedging program, the Company hedges currency risk exclusively for the purpose of reducing volatility in the Company’s cash flows. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact revenue. The Company continues to assess the need to enter into future hedging transactions and the Company does not have any material derivative financial instruments outstanding as of December 31, 2006.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations. Net cash provided by operating activities was $752.5 million, $707.9 million and $526.2 million for the years ended December 31, 2006, 2005 and 2004.

Moody’s net cash provided by operating activities in 2006 increased by $44.6 million compared with 2005. Growth in net income contributed $193.1 million to cash provided by operating activities. The 2006 cash flows include a decrease relating to excess tax benefits from stock-based compensation plans of $103.2 million that are now classified as a cash flow from financing activities as required under SFAS No. 123R. Prior to the adoption of SFAS No. 123R in the first quarter of 2006, excess tax benefits relating to stock-based compensation was presented in the consolidated statements of cash flows as an operating cash flow, along with other tax cash flows. The operating cash flow includes a decrease of $160.6 million from the gain on sale of the Company’s headquarters building. The cash proceeds are reported as an investing activity in the statement of cash flows. The change in accounts receivable is attributable to increases in revenue offset by improved collection. Additionally, Moody’s deposited approximately $40 million with the IRS in the first quarter of 2006 relating to Amortization Expense Deductions, as discussed in Note 16 to the consolidated financial statements. This deposit was recorded in other assets. Tax payments increased by $53 million in 2006 versus 2005 offset by increases in income taxes payable due to growth in pre-tax net income. An increase in deferred revenue increased cash flow from operations by $28 million which is due to increased volume in annual and initial fees in both the ratings and research businesses.

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

Net cash provided by (used in) investing activities was $116.1 million, ($150.4) million and ($31.3) million for the years ended December 31, 2006, 2005 and 2004, respectively. Capital expenditures, primarily for property and equipment and internal use software, totaled $31.1 million, $31.3 million and $21.3 million in 2006, 2005 and 2004, respectively. Net maturities (investments) in marketable securities totaled $22.5 million, ($88.9) million and ($6.5) million in 2006, 2005 and 2004, respectively. The 2006 spending on acquisitions was $39.2 million, which related primarily to the purchase of a 49% share in China Cheng Xin International Credit Rating Co. Ltd and the acquisition of Wall Street Analytics, Inc., net of cash acquired. The 2005 spending on acquisitions primarily related to the acquisition of Economy.com, net of cash acquired, and a contingent payment made in the second quarter of 2005 related to Korea Investors Service. The 2004 amount primarily related to investments in rating agencies in Russia, Korea, Egypt and India. The net proceeds received from the sale of the Company’s headquarters building at 99 Church Street, New York, New York in the fourth quarter of 2006 were $163.9 million.

Net cash used in financing activities was $965.2 million, $666.5 million and $162.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Spending for share repurchases totaled $1,093.6 million in 2006, $691.7 million in 2005 and $221.3 million in 2004. Dividends paid were $79.5 million, $60.3 million and $44.7 million in 2006, 2005 and 2004, respectively. The increase in dividends reflects a quarterly dividend paid of $0.07 per share in 2006, $0.0375 in the first quarter and $0.055 in the subsequent quarters per share in 2005 versus a quarterly dividend of $0.0375 per share in 2004. These amounts were offset in part by proceeds from exercises of stock options of $105.3 million in 2006, $89.1 million in 2005 and $105.0 million in 2004. The 2006 amount also includes $103.2 million of excess tax benefits from stock-based compensation plans that are now classified as a cash flow from financing activities under SFAS No. 123R

Future Cash Requirements

Moody’s currently expects to fund expenditures from internally generated funds. The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2007. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements.

The Company currently intends to use a portion of its cash flow to pay dividends. On December 12, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on March 10, 2007 to shareholders of record at the close of business on February 20, 2007. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

The Company also currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. There is no established expiration date for this authorization. During

August 2006, the Company had completed its previous $1 billion share repurchase program, which had been authorized by the Board of Directors in October 2005. The Company’s intent is to return capital to shareholders in a way that serves Moody’s long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

The Company entered into an operating lease agreement (the “Lease”) commencing on October 20, 2006 with 7 World Trade Center, LLC for 589,945 square feet of an office building located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which will serve as Moody’s new headquarters. The Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. The Company will incur approximately $110 million of costs in 2007 to fit out the new headquarters. The costs will be paid for using the proceeds from the sale of the Company’s current corporate headquarters building.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. This Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At December 31, 2006, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at December 31, 2006. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At December 31, 2006, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

In October 2006, Moody’s amended its Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150 million to $250 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150 million to $250 million. The Company also increased the expansion feature of the credit facility from $80 million to $340 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. This increase gives the Company potential borrowing capacity under the Facility of $500 million.

Off-Balance Sheet Arrangements

At December 31, 2006 and 2005, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2006.

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Notes payable (1)	$430.7	$14.9	$29.9	$29.9	$356.0
Capital lease obligations	1.0	0.5	0.5	—	—
Operating lease obligations (2)	639.5	34.5	80.4	62.2	462.4
Purchase obligations (3)	30.4	23.6	6.7	0.1	—

Total (4)	$1,101.6	$73.5	$117.5	$92.2	$818.4

(1)	Includes $3.7 million of accrued interest as of December 31, 2006 and $127.0 million of interest that will accrue and be due from January 1, 2007 through September 30, 2015, when the notes mature.
(2)	Includes the new operating lease agreement, which commenced on October 20, 2006, between the Company and 7 World Trade Center, LLC for 589,945 square-feet located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which will serve as Moody’s new corporate headquarters in mid-to late-2007. See “Future Cash Requirements” for further information.
(3)	Purchase obligations include contracts for professional services, data processing services, telecommunication services and data back-up facilities.
(4)	In early 2007, the Company entered into contractual obligations of approximately $110 million related to the buildout of its new corporate headquarters at 7 World Trade Center. These amounts are not included in the table above.

2007 Outlook

Moody’s outlook for 2007 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage borrowing and refinancing activity, securitization levels and capital markets issuance. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from the current outlook.

For Moody’s overall, the Company projects low double-digit percent revenue growth for the full year 2007. This growth assumes foreign currency translation in 2007 at current exchange rates, which would result in no material full year impact from currency translation. Excluding the gain on sale of the 99 Church Street building, Moody’s expects the operating margin to decline by approximately 150 basis points in 2007, due to investments the Company is continuing to make to sustain business growth, including international expansion, improving analytical processes, pursuing ratings transparency and compliance initiatives, introducing new products, improving technology infrastructure and relocating Moody’s headquarters in New York City. Diluted earnings per share in 2007 are projected to be modestly lower compared to 2006 as a result of the after-tax gain of $94.1 million on the sale of the 99 Church Street headquarters building in the fourth quarter of 2006.

In the U.S., the Company projects low double-digit percent revenue growth for the Moody’s Investors Service ratings and research business for the full year 2007. In the U.S. structured finance business, Moody’s expects revenue for the year to rise in the high-single to double-digit percent range, including strong double-digit year-over-year percent growth in revenue from credit derivatives and commercial mortgage-backed securities ratings, partially offset by an expected decline in revenue from residential mortgage-backed securities ratings, including home equity securitization.

In the U.S. corporate finance business, Moody’s expects revenue growth in the low double-digit percent range for the year, including good growth from rated bonds, bank loans and new products. The Company anticipates a stronger first half of 2007 followed by a weaker second half in this sector, due in part to an expected moderation in the pace of leveraged buyout transactions.

In the U.S. financial institutions sector, the Company projects revenue in 2007 to grow in the low teens percent range for the year. For the U.S. public finance sector, Moody’s expects revenue for 2007 to grow modestly. The Company forecasts growth in the U.S. research business to be about 20%.

Outside the U.S., Moody’s expects ratings revenue to grow in the high-teens percent range with mid- to high-teens percent growth in all major business lines, led by corporate finance revenue growth in Europe and Asia, financial institutions growth in Europe and growth in international structured finance. The Company also projects about twenty percent growth in international research revenue.

For Moody’s KMV globally, the Company expects growth in sales and revenue from credit risk assessment subscription products, credit decision processing software and professional services. This should result in low double-digit percent growth in revenue with greater growth in profitability.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on recognition and derecognition of tax benefits resulting from a subsequent change of judgment, classification of liabilities, interest and penalties, accounting in interim periods and disclosure. In accordance with FIN No. 48, a company is required to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authority will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement with a taxing authority, without considering time values. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and accordingly, is required to be adopted by the Company on January 1, 2007. Upon adoption of FIN No. 48 on January 1, 2007, the Company expects a reduction of retained earnings of between $40 million and $45 million with no impact to the statement of operations and cash flows. This is based on a preliminary assessment and could change based on final analysis which will be completed by the end of the first quarter of 2007. After the initial adoption of FIN No. 48, the financial impacts to the statement of operations and cash flows is dependent upon the ultimate resolution of legacy tax matters and other tax matters with the taxing authorities. The Company is unable to predict the final resolution of these matters. See Note 16, “Contingencies” for further discussion of legacy tax matters.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a single authoritative definition of fair value whereby fair value is based on an exit price that would result from market participants’ behavior, as well as sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is expected to increase the consistency of fair value measurements and applies only to those measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS No. 157 imposes no requirements for additional fair-value measures in financial statements and is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company as of January 1, 2008. The Company is currently assessing the impacts that the adoption of this standard will have on its consolidated financial position and results of operations.

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities and other pending matters that it may determine to be appropriate. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have, between themselves, agreed to be financially responsible for any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

Without limiting the generality of the foregoing, three specific tax matters are discussed below.

Royalty Expense Deductions

This matter related to the IRS’s stated intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 as well as the IRS’s intention to reallocate to Old D&B income and expense items that had been reported in a certain partnership tax return for 1996. These matters were settled with the IRS in a closing agreement executed in the third quarter of 2005 and accordingly, the Company reduced its reserve for this matter by $11.5 million. However, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the liability. New D&B may commence arbitration proceedings against IMS Health and NMR to collect the $7.3 million that New D&B and Moody’s each were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions that New D&B and IMS Health may take, the Company believes it is likely that New D&B will prevail, but Moody’s cannot predict with certainty the outcome.

In the second quarter of 2006, Moody’s paid approximately $9 million for the state income tax liability connected with the terms of the October 2005 settlement with the IRS and reversed the remaining reserve of $1.5 million.

Additionally, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’s denial of the tax refunds. In the third quarter of 2006, the IRS Appeals Office rejected New D&B’s protest. New D&B is determining whether to file suit for the refund. Moody’s share is estimated at approximately $9 million.

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

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures (including penalties and interest, and net of tax benefits) could be up to $120 million relating to the disallowance of amortization expense deductions and could increase by approximately $6 million to $10 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization expense deductions on its tax returns. Additionally, there are potential exposures that could be up to $164 million relating to the reallocation of the partnership income and expense to Old D&B. Moody’s also could be obligated for future interest payments on its share of such liability.

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

Utilization of Capital Losses

In December 2004, New D&B executed a formal settlement agreement for all outstanding issues related to the matter concerning utilization of certain capital losses generated by Old D&B during 1989 and 1990. New D&B received two assessments on this matter during the first quarter of 2005. The third and final assessment was received in April 2006 of which Moody’s paid $0.3 million. The amounts paid by Moody’s for the first two assessments included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. New D&B was unable to resolve this dispute with IMS Health and NMR, and has commenced arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its liabilities by $2.7 million due to this disagreement.

Summary of Moody’s Exposure to Legacy Tax Related Matters

The Company considers from time to time the range and probability of potential outcomes related to its legacy tax matters and establishes liabilities that it believes are appropriate in light of the relevant facts and circumstances. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded $2.4 million and $8.8 million net reversals of reserves and increased reserves by $30.0 million, respectively. The Company also has recorded $3.5 million, $5.8 million and $3.4 million of net interest expense related to its legacy tax matters in the years ended December 31, 2006, 2005 and 2004, respectively. Moody’s total recorded net legacy tax related liabilities as of December 31, 2006 were $93 million and are classified as long term.

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

Dividends

During 2006, the Company paid a quarterly dividend of $0.07 per share in each of the quarters of Moody’s common stock, resulting in dividends paid per share of $0.28 during the year. During 2005, the Company paid a quarterly dividend of $0.0375 in the first quarter and $0.055 in each of the three subsequent quarters, per share of Moody’s common stock, resulting in dividends paid per share of $0.2025 during the year. During 2004, the Company paid quarterly dividends of $0.0375 per share of Moody’s common stock resulting in total dividends paid per share of $0.15.

On December 12, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on March 10, 2007 to shareholders of record at the close of business on February 20, 2007. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board of Directors.

Common Stock Information

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared for the periods shown. The number of registered shareholders of record at January 31, 2007 was 4,275.

	Price Per Share		Dividends Declared Per Share
	High	Low
2005:
First quarter	$44.53	$40.29	$0.055
Second quarter	47.04	39.55	0.055
Third quarter	51.89	44.05	0.055
Fourth quarter	62.50	49.28	0.070

Year ended December 31, 2005	$62.50	$39.55	$0.235

2006:
First quarter	$71.95	$61.09	$0.07
Second quarter	73.29	49.77	0.07
Third quarter	65.84	49.76	0.07
Fourth quarter	71.70	60.60	0.08

Year ended December 31, 2006	$73.29	$49.76	$0.29

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Outlook” and “Contingencies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing on page 15 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”,

“should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations; regulations to be adopted to implement the federal legislation recently adopted to require registration of Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate acquired businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K, elsewhere in this Form 10-K and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 of this annual report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE(S)
Management’s Report on Internal Control Over Financial Reporting	34
Report of Independent Registered Public Accounting Firm	35
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005	37
For the years ended December 31, 2006, 2005 and 2004:
Consolidated Statements of Operations	36
Consolidated Statements of Cash Flows	38
Consolidated Statements of Shareholders’ Equity	39
Notes to Consolidated Financial Statements	40-64

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/S/ RAYMOND W. MCDANIEL, JR.
Raymond W. McDaniel, Jr.
Chairman and Chief Executive Officer

/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Moody’s Corporation:

We have completed integrated audits of Moody’s Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Moody’s Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it accounts for share-based payment, as of January 1, 2006, and the manner in which it accounts for defined benefit pension and other post-retirement plans, as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, New York

February 28, 2007

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$2,037.1	$1,731.6	$1,438.3
Expenses
Operating	539.4	452.9	375.4
Selling, general and administrative	359.3	303.9	242.4
Depreciation and amortization	39.5	35.2	34.1
Gain on sale of building	(160.6)	—	—

Total expenses	777.6	792.0	651.9

Operating income	1,259.5	939.6	786.4

Interest income (expense), net	3.0	5.0	(16.2)
Other non-operating (expense) income, net	(2.0)	(9.9)	1.1

Non-operating income (expense), net	1.0	(4.9)	(15.1)

Income before provision for income taxes	1,260.5	934.7	771.3
Provision for income taxes	506.6	373.9	346.2

Net income	$753.9	$560.8	$425.1

Earnings per share
Basic	$2.65	$1.88	$1.43

Diluted	$2.58	$1.84	$1.40

Weighted average shares outstanding
Basic	284.2	297.7	297.0

Diluted	291.9	305.6	304.7

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in millions, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$408.1	$486.0
Short-term investments	75.4	94.5
Accounts receivable, net of allowances of $14.5 in 2006 and $12.7 in 2005	475.4	421.8
Other current assets	43.0	49.5

Total current assets	1,001.9	1,051.8
Property and equipment, net	62.0	55.4
Prepaid pension costs	—	56.4
Goodwill	176.1	152.1
Intangible assets, net	65.7	70.8
Other assets	192.0	70.7

Total assets	$1,497.7	$1,457.2

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$339.7	$279.8
Deferred revenue	360.3	299.1

Total current liabilities	700.0	578.9
Non-current portion of deferred revenue	102.1	75.7
Notes payable	300.0	300.0
Other liabilities	228.2	193.2

Total liabilities	1,330.3	1,147.8

Commitments and contingencies (Notes 15 and 16)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2006 and 2005	3.4	3.4
Capital surplus	345.7	240.9
Retained earnings	2,091.4	1,419.2
Treasury stock, at cost; 64,296,812 and 52,604,734 shares of common stock at December 31, 2006 and 2005, respectively	(2,264.7)	(1,353.2)
Accumulated other comprehensive loss	(8.4)	(0.9)

Total shareholders’ equity	167.4	309.4

Total liabilities and shareholders’ equity	$1,497.7	$1,457.2

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$753.9	$560.8	$425.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	39.5	35.2	34.1
Stock-based compensation expense	77.1	54.8	27.8
Deferred income taxes	(27.2)	(20.2)	(9.6)
Excess tax benefits from exercise of stock options	(103.2)	70.2	55.9
Gain on sale of building	(160.6)	—	—
Other	1.2	2.2	1.6
Changes in assets and liabilities:
Accounts receivable	(42.4)	(53.1)	(93.0)
Other current assets	8.9	1.0	(11.6)
Other assets and prepaid pension costs	(40.0)	(6.7)	23.4
Accounts payable and accrued liabilities	141.4	(16.0)	42.2
Deferred revenue	80.2	52.2	65.1
Other liabilities	23.7	27.5	(34.8)

Net cash provided by operating activities	752.5	707.9	526.2

Cash flows from investing activities
Capital additions	(31.1)	(31.3)	(21.3)
Purchases of marketable securities	(414.0)	(324.4)	(22.2)
Sales and maturities of marketable securities	436.5	235.5	15.7
Net proceeds from sale of building	163.9	—	—
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(39.2)	(30.2)	(3.5)

Net cash provided by (used in) investing activities	116.1	(150.4)	(31.3)

Cash flows from financing activities
Repayment of notes	—	(300.0)	—
Issuance of notes	—	300.0	—
Net proceeds from stock plans	105.3	89.1	105.0
Excess tax benefits from exercise of stock options	103.2	—	—
Cost of treasury shares repurchased	(1,093.6)	(691.7)	(221.3)
Payment of dividends	(79.5)	(60.3)	(44.7)
Payments under capital lease obligations	(0.6)	(1.3)	(1.3)
Debt issuance costs and related fees	—	(2.3)	—

Net cash used in financing activities	(965.2)	(666.5)	(162.3)

Effect of exchange rate changes on cash and cash equivalents	18.7	(11.1)	4.4

(Decrease) increase in cash and cash equivalents	(77.9)	(120.1)	337.0
Cash and cash equivalents, beginning of the period	486.0	606.1	269.1

Cash and cash equivalents, end of the period	$408.1	$486.0	$606.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in millions)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Comprehensive Income
	Shares	Amount			Shares	Amount
Balance at December 31, 2003	342.9	$3.4	$74.7	$558.9	(45.6)	$(677.2)	$8.1	$(32.1)
Net income				425.1				425.1	$425.1
Dividends				(44.7)				(44.7)
Proceeds from stock plans, including excess tax benefits			161.1					161.1
Stock-based compensation			27.8					27.8
Net treasury stock activity			(121.3)		0.5	(100.0)		(221.3)
Currency translation adjustment							2.6	2.6	2.6
Additional minimum pension liability (net of tax of $0.7 million)							(1.0)	(1.0)	(1.0)

Comprehensive income									$426.7

Balance at December 31, 2004	342.9	$3.4	$142.3	$939.3	(45.1)	$(777.2)	$9.7	$317.5
Net income				560.8				560.8	$560.8
Dividends				(80.9)				(80.9)
Proceeds from stock plans, including excess tax benefits			159.3					159.3
Stock-based compensation			55.0					55.0
Net treasury stock activity			(115.7)		(7.5)	(576.0)		(691.7)
Currency translation adjustment							(7.3)	(7.3)	(7.3)
Additional minimum pension liability (net of tax of $1.8 million)							(2.5)	(2.5)	(2.5)
Unrecognized derivative losses on cash flow hedges (net of tax of $0.5 million)							(0.8)	(0.8)	(0.8)

Comprehensive income									$550.2

Balance at December 31, 2005	342.9	$3.4	$240.9	$1,419.2	(52.6)	$(1,353.2)	$(0.9)	$309.4
Net income				753.9				753.9	$753.9
Dividends				(81.7)				(81.7)
Proceeds from stock plans, including excess tax benefits			209.0					209.0
Stock-based compensation			77.3					77.3
Net treasury stock activity			(181.5)		(11.7)	(911.5)		(1,093.0)
Currency translation adjustment							11.4	11.4	11.4
Additional minimum pension liability (net of tax of $0.7 million)							1.0	1.0	1.0
Amounts eliminated related to additional minimum pension liability upon the adoption of SFAS No. 158 (net of tax of $1.8 million)							2.5	2.5
Actuarial losses and prior service costs recognized upon the adoption of SFAS No. 158 (net of tax of $16.3 million)							(22.5)	(22.5)
Unrecognized derivative losses on cash flow hedges							0.1	0.1	0.1

Comprehensive income									$766.4

Balance at December 31, 2006	342.9	$3.4	$345.7	$2,091.4	(64.3)	$(2,264.7)	$(8.4)	$167.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar and share amounts in millions, except per share data)

Note 1 Description of Business and Basis of Presentation

Moody’s Corporation (“Moody’s” or the “Company”) is a provider of (i) credit ratings, research and analysis covering fixed-income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV (“MKMV”). Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit information, research and economic commentary, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

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

Note 2 Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies for which the Company has significant influence over operating and financial policies but not a controlling interest are accounted for on an equity basis. Investments in companies for which the Company does not have the ability to exercise significant influence are carried on the cost basis of accounting.

The Company applies the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”) in assessing its interests in variable interest entities to decide whether to consolidate that entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under FIN 46R.

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market mutual funds and high-grade commercial paper with maturities of three months or less when purchased. Interest income on cash and cash equivalents and short-term investments was $18.2 million, $26.0 million and $6.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Computer Software

Costs for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. These costs primarily relate to the development of MKMV credit processing software and quantitative credit risk assessment products to be licensed to customers and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. Amortization expense for all such software for the years ended December 31, 2006, 2005 and 2004 was $6.0 million, $8.0 million and $7.7 million, respectively.

The Company capitalizes costs related to software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These assets, included in property and equipment in the consolidated balance sheets, relate to the Company’s accounting, product delivery and other systems. Such costs generally consist of direct costs of third-party license fees, professional services provided by third parties and employee compensation, in each case incurred either during the application development stage or in connection with upgrades and enhancements that increase functionality. Such costs are depreciated over their estimated useful lives, generally three to five years. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.

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

In 2006, the incremental compensation expense due to the adoption of SFAS No. 123R caused operating income and income before provision for income taxes to decrease by $5.8 million, net income to decrease by $3.5 million and had a $0.02 and $0.01 impact on basic and diluted earnings per share, respectively. In addition, prior to the adoption of SFAS No. 123R, excess tax benefits relating to stock-based compensation was presented in the consolidated statements of cash flows as an operating cash flow, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). SFAS No. 123R supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows”, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the consolidated statements of cash flows as a financing cash flow. As a result of this change in presentation, $103.2 million of excess tax benefits from stock-based compensation was recorded as a cash flow from financing activities rather than a cash flow from operating activities for the year ended December 31, 2006.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. The Company has elected to adopt this alternative transition method in establishing the beginning APIC pool at January 1, 2006.

The consolidated statements of operations include pre-tax compensation expense of $77.1 million, $54.8 million and $27.8 million for the years ended December 31, 2006, 2005 and 2004, respectively; related to stock-based compensation plans. The total income tax benefit recognized in the income statement for stock-based compensation plans was $29.7 million, $21.4 million and $11.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. There was $0.2 million of compensation expense capitalized for both the years ended December 31, 2006 and 2005 related to stock-based compensation plans. There was no compensation expense related to stock-based compensation plans capitalized for the year ended December 31, 2004. The expense for the year ended December 31, 2005 includes approximately $9.1 million relating to the accelerated expensing of equity grants for employees who were at or near retirement eligibility as defined in the related Company stock plans. The 2005 and 2004 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively as of January 1, 2003. Had the Company determined stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share for 2005 and 2004 would have been reduced to the pro forma amounts shown below. The pro forma amounts for the year ended December 31, 2005 include the effect of the $9.1 million pre-tax charge discussed above.

	2005	2004
Net income:
As reported	$560.8	$425.1
Add: Stock-based compensation expense included in reported net income, net of tax	33.3	16.8
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(38.6)	(28.2)

Pro forma net income	$555.5	$413.7

Basic earnings per share:
As reported	$1.88	$1.43
Pro forma	$1.87	$1.39
Diluted earnings per share:
As reported	$1.84	$1.40
Pro forma	$1.82	$1.36

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), as amended and interpreted, which requires that all derivative financial instruments be recorded on the balance sheet at their respective fair values. The changes in the value of derivatives that qualify as fair value hedges are recorded currently into earnings. Changes in the derivative’s fair value that qualify as cash flow hedges are recorded as other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to earnings in the same period or periods during which the hedged transaction affects income.

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

Revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized over the period in which the monitoring is performed. In most areas of the ratings business, the Company charges issuers annual monitoring fees and amortizes such fees ratably over the related one-year period. In the case of commercial mortgage-backed securities, fees that are charged for future monitoring over the life of the related securities are amortized over such lives which range from five to 46 years as of December 31, 2006.

In areas where the Company does not separately charge monitoring fees, the Company defers portions of the rating fees that it estimates will be attributed to future monitoring activities and recognizes such fees ratably over the applicable estimated monitoring period. The portion of the revenue to be deferred is based upon a number of factors, including the estimated fair market value of the monitoring services charged for similar securities or issuers. The estimated monitoring period is determined based on factors such as the lives of the rated securities. Currently, the estimated monitoring periods range from one to ten years.

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

Foreign Currency Translation

For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these operations, currency translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are reflected in other non-operating income (expense), net. In 2006, net transaction gains and losses were immaterial. Transaction (losses) gains were ($8.2) million and $1.9 million in 2005 and 2004, respectively.

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial losses and net prior service costs related to pension and other post-retirement plans recorded in accordance with SFAS No. 158, as more fully discussed in Note 10 to the consolidated financial statements, changes in minimum pension liability and derivative instruments. Accumulated comprehensive (loss) income is comprised of currency translation adjustments of $14.8 million and $3.4 million in 2006 and 2005, respectively, net actuarial losses and net prior service costs related to the Company’s pension and other post-retirement plans of ($22.5) million in 2006, additional minimum pension liabilities of ($3.5) million in 2005 and derivative instruments of ($0.7) million and ($0.8) million in 2006 and 2005, respectively. The required disclosures have been included in the consolidated statements of shareholders’ equity.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. Additionally, the Company invests in short-term investments that are carried at fair value. The fair value of the Company’s notes payable, which have a fixed rate of interest, is estimated using discounted cash flow analyses based on the prevailing interest rates available to the Company for borrowings with similar maturities. The carrying amount of the Company’s notes payable was $300.0 million at December 31, 2006 and 2005. Their estimated fair value was $299.1 million and $306.3 million at December 31, 2006 and 2005, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade receivables.

Cash equivalents consist of investments in high quality investment grade securities within and outside the United States. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper. Short-term investments primarily consist of high-grade auction rate securities within the United States. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer. No customer accounted for 10% or more of accounts receivable at December 31, 2006 or 2005.

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

Pension and Other Post-Retirement Benefits

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize as an asset or liability in its statement of financial position the funded status of its defined benefit post-retirement plans and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company adopted the provisions of SFAS No. 158 as of December 31, 2006 and the incremental effect of adoption was a decrease in other assets of $15.9 million, an increase in other liabilities of $18.6 million and a pre-tax increase in accumulated other comprehensive loss of $34.5 million ($20.0 million net of tax). See Note 10, “Pension and Other Post-Retirement Benefits” for further information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation of investments in affiliates, long-lived and intangible assets and goodwill, pension and other post-retirement benefits, stock-based compensation, and depreciation and amortization rates for property and equipment and computer software.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on recognition and derecognition of tax benefits resulting from a subsequent change of judgment, classification of liabilities, interest and penalties, accounting in interim periods and disclosure. In accordance with FIN No. 48, a company is required to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date. In making this assessment, a company must assume that the taxing authority will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement with a taxing authority, without considering time values. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and accordingly, is required to be adopted by the Company on January 1, 2007. Upon adoption of FIN No. 48 on January 1, 2007, the Company expects a reduction of retained earnings of between $40 million and $45 million with no impact to the statement of operations and cash flows. This is based on a preliminary assessment and could change based on final analysis which will be completed by the end of the first quarter of 2007. After the initial adoption of FIN No. 48, the financial impacts to the statement of operations and cash flows is dependent upon the ultimate resolution of legacy tax matters and other tax matters with the taxing authorities. The Company is unable to predict the final resolution of these matters. See Note 16, “Contingencies” for further discussion of legacy tax matters.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a single authoritative definition of fair value whereby fair value is based on an exit price that would result from market participants’ behavior, as well as sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is expected to increase the consistency of fair value measurements and applies only to those measurements that are already required or permitted by other accounting standards except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value. SFAS No. 157 imposes no requirements for additional fair-value measures in financial statements and is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company as of January 1, 2008. The Company is currently assessing the impacts that the adoption of this standard will have on its consolidated financial position and results of operations.

Note 3 Reconciliation of Weighted Average Shares Outstanding

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Year Ended December 31,
	2006	2005	2004
Basic	284.2	297.7	297.0
Dilutive effect of shares issuable under stock-based compensation plans	7.7	7.9	7.7

Diluted	291.9	305.6	304.7

Options to purchase 2.9 million, 3.1 million and 3.3 million common shares at December 31, 2006, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

The calculation of diluted earnings per share requires certain assumptions to be made related to the use of proceeds that would be received upon the exercise of stock options. These assumed proceeds include the excess tax benefit that would be received upon exercise of options outstanding as of December 31, 2006, 2005 and 2004. Assumed proceeds from excess tax benefits are based on the deferred tax assets recorded with consideration of “as if” deferred tax assets calculated under the provisions of SFAS No. 123R.

Note 4 Short-Term Investments

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and primarily represent auction rate certificates. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to 39 years and one month to 38 years as of December 31, 2006 and 2005, respectively. Unrealized holding gains and losses on available-for-sale securities are included in accumulated other comprehensive income, net of applicable income taxes in the consolidated financial statements. During the year ended December 31, 2006, there were immaterial realized gains/losses from sales of available-for-sale securities. During the years ended December 31, 2005 and 2004 there were no realized gains or losses from sales of available-for-sale securities. As of December 31, 2006 and 2005, there were no unrealized gains or losses from available-for-sale securities.

Note 5 Derivative Instruments and Hedging Activities

On August 23, 2005, the Company entered into forward starting interest rate swap agreements (“Swaps”) with a notional amount of $300 million. These cash flow hedges effectively mitigated the interest rate risk from August 23, 2005 to September 22, 2005, the pricing date of the Company’s fixed rate ten-year $300 million Senior Unsecured Notes due 2015 (see Note 13). On September 22, 2005, the Company terminated all the Swaps resulting in a payment of $1.3 million. Under hedge accounting, this amount was deferred in other comprehensive loss and will be amortized as an adjustment to interest expense over the ten-year life of the Senior Unsecured Notes. At December 31, 2006 and 2005, the Company had no outstanding Swaps. As of December 31, 2006 and 2005, the Company has included in accumulated other comprehensive loss an unamortized Swap loss of $1.2 million ($0.7 million, net of tax) and $1.3 million ($0.8 million, net of tax), respectively, of which $0.1 million will be reclassified to interest expense in 2007.

In October 2006, the Company entered into two hedging transactions using purchased put options to protect against foreign currency exchange rate risks from forecasted revenue denominated in euros. The aggregate notional amount of the foreign currency option contracts outstanding at December 31, 2006 was $7.9 million and the fair value of these contracts, which was recorded in “other current assets” in the Company’s consolidated balance sheets, was less than $0.1 million. The amount of unrecognized foreign exchange hedge losses recorded in other comprehensive loss as of December 31, 2006 and the amount of the hedges’ ineffectiveness for 2006 recorded within revenue in the consolidated statements of operations were immaterial.

Note 6 Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2006	2005
Land, building and building improvements	$—	$25.8
Office and computer equipment	63.6	53.7
Office furniture and fixtures	28.8	25.4
Internal-use computer software	54.8	41.4
Leasehold improvements	30.9	44.0

Property and equipment, at cost	178.1	190.3
Less: accumulated depreciation and amortization	(116.1)	(134.9)

Property and equipment, net	$62.0	$55.4

The consolidated statements of operations reflect depreciation and amortization expense related to the above assets of $23.6 million, $20.4 million and $19.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During the fourth quarter of 2006, the Company completed the sale of its corporate headquarters located at 99 Church Street, New York, New York and recorded a gain of $160.6 million.

Note 7 Acquisitions

Wall Street Analytics, Inc.

In December 2006, the Company acquired Wall Street Analytics, Inc., a developer of structured finance analytical models and monitoring software. The acquisition has broadened Moody’s capabilities in the analysis and monitoring of complex structured debt securities while increasing the firm’s analytical and product development staff dedicated to creating new software and analytic tools for the structured finance market. The purchase price was not material and the near term impact to operations and cash flows is not expected to be material.

China Cheng Xin International Credit Rating Co. Ltd.

In September 2006, the Company acquired a 49% share of China Cheng Xin International Credit Rating Co. Ltd. (“CCXI”) from China Cheng Xin Credit Management Co. Ltd. (“CCXCM”) and an entity affiliated with CCXCM. Terms of the acquisition agreement will permit the Company to increase its ownership in CCXI to a majority over time as permitted by Chinese authorities. The purchase price was not material and the near term impact to operations and cash flows is not expected to be material.

Economy.com

In November 2005, the Company acquired Economy.com, a leading independent provider of economic research and data services. The acquisition will deepen Moody’s analytical capabilities to broader areas of economic and demographic research, expand the range of products and services offered to institutional customers and introduce new customers to Moody’s. It will provide Economy.com with access to Moody’s extensive client base, deep product marketing capabilities and other resources needed to expand its business. The purchase price was not material and the near term impact to operations and cash flows is not expected to be material.

Note 8 Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill for the periods indicated:

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Beginning balance	$28.0	$124.1	$152.1	$7.6	$124.1	$131.7
Additions	23.2	—	23.2	20.3	—	20.3
Foreign currency translation adjustments	0.8	—	0.8	0.1	—	0.1

Ending balance	$52.0	$124.1	$176.1	$28.0	$124.1	$152.1

Intangible assets consisted of:

	December 31,
	2006	2005
Customer lists (11.2 year weighted average life)	$62.5	$60.2
Accumulated amortization	(26.8)	(21.2)

Net customer lists	35.7	39.0

MKMV trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(2.3)	(0.2)

Net trade secret	23.2	25.3

Other amortizable intangible assets (5.6 year weighted average life)	15.4	12.9
Accumulated amortization	(8.6)	(6.4)

Net other amortizable intangible assets	6.8	6.5

Total intangible assets, net	$65.7	$70.8

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $9.9 million, $6.8 million and $6.9 million, respectively. In December 2005, the Company began amortizing the MKMV trade secret over 12 years.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2007	$9.6
2008	8.4
2009	7.5
2010	7.5
2011	7.3
Thereafter	$25.4

Note 9 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	December 31,
	2006	2005
Accounts payable	$8.8	$6.8
Accrued income taxes (see Note 12)	68.6	41.9
Accrued compensation and benefits	154.3	138.8
Accrued interest expense	3.7	3.7
Advance payments	10.9	10.3
Other	93.4	78.3

Total	$339.7	$279.8

Accrued compensation and benefits included accrued incentive compensation of approximately $104 million at December 31, 2006 and $92 million at December 31, 2005. Funding and related expense for Moody’s incentive compensation plans are primarily based on year-to-year growth in operating income and, to a lesser extent, earnings per share, for Moody’s senior management and annual results compared to budget for the Moody’s Investors Service professional staff and for Moody’s KMV.

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

Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans are collectively referred to herein as the “Post-Retirement Plans”. Effective at the Distribution Date, Moody’s assumed responsibility for pension and other post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

In September 2006, the FASB issued SFAS No. 158. SFAS No. 158 does not change how pensions and other post-retirement benefits are accounted for and reported in the income statement nor does it change the components of net periodic benefit expense. SFAS No. 158 does, however, require an employer to recognize as an asset or liability in its statement of financial position the overfunded or underfunded status, which is measured on a plan-by-plan basis as the difference between plan assets at fair value and the benefit obligation of a defined benefit post-retirement plan, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. For a pension plan, the benefit obligation is the projected benefit obligation. For any other post-retirement benefit plan, such as a retiree healthcare plan, the benefit obligation is the accumulated post-retirement benefit obligation. The Company adopted the provisions of SFAS No. 158 as of December 31, 2006 and the incremental effect of adopting SFAS No. 158 was a decrease in other assets of $15.9 million, an increase in other liabilities of $18.6 million and a pre-tax increase in accumulated other comprehensive loss of $ 34.5 million ($20.0 million net of tax).

Following is a summary of net actuarial losses and net prior service costs recognized in accumulated other comprehensive income (“AOCI”) as of December 31, 2006 that have not yet been recognized as components of net periodic benefit expense:

	Pension Plans	Other Post- Retirement Plans
Net actuarial losses (net of tax benefit of $ 13.7 million for pension plans and $0.3 million for other post-retirement plans)	$18.9	$0.4
Net prior service costs (net of tax benefit of $2.0 million for pension plans and $ 0.3 million for other post-retirement plans)	2.8	0.4

Net amount recognized in AOCI	$21.7	$0.8

The amounts recognized in AOCI will subsequently be recognized as components of net periodic benefit expense over future years pursuant to the recognition and amortization provisions of SFAS No. 87 and No. 106. The Company expects to recognize in 2007, as components of net periodic benefit expense, amortization of net actuarial losses of $2.2 million for its pension plans and amortization of prior service costs of $0.6 million ($0.4 million and $0.2 million for pension plans and other post-retirement plans, respectively).

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

Following is a summary of changes in benefit obligations and fair value of plan assets for the Post-Retirement Plans for the years ended December 31, 2006 and 2005,

	Pension Plans		Other Post- Retirement Plans
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation, beginning of the period	$(127.3)	$(109.8)	$(8.8)	$(7.4)
Service cost	(11.1)	(10.1)	(0.8)	(0.6)
Interest cost	(7.0)	(6.2)	(0.4)	(0.4)
Plan participants’ contributions	—	—	(0.1)	(0.1)
Benefits paid*	2.0	7.6	0.3	0.3
Plan amendments	(0.3)	—	—	(0.6)
Impact of Medicare Part D	—	—	—	0.5
Actuarial gain (loss)	1.6	(3.6)	—	—
Assumption changes	7.5	(5.2)	0.4	(0.5)

Benefit obligation, end of the period	$(134.6)	$(127.3)	$(9.4)	$(8.8)

Change in plan assets
Fair value of plan assets, beginning of the period	$102.1	$95.7	$—	$—
Actual return on plan assets	15.8	7.3	—	—
Benefits paid*	(2.0)	(7.6)	(0.3)	(0.3)
Employer contributions	0.7	6.7	0.2	0.2
Plan participants’ contributions	—	—	0.1	0.1

Fair value of plan assets, end of the period	$116.6	$102.1	$—	$—

Funded status of the plans	$(18.0)	$(25.2)	$(9.4)	$(8.8)

Reconciliation of funded status to total amount recorded on balance sheet
Funded status of the plans	$(18.0)	$(25.2)	$(9.4)	$(8.8)
Unrecognized actuarial loss	—	52.4	—	1.1
Unrecognized prior service cost	—	4.9	—	0.9

Net amount recognized	$(18.0)	$32.1	$(9.4)	$(6.8)

Amounts recorded on the consolidated balance sheets

Prepaid pension cost	$—	$56.4	$—	$—
Net post-retirement benefit asset	36.0	—	—	—
Pension and post-retirement benefits liability-current	(1.0)	—	(0.4)	—
Pension and post-retirement benefits liability-noncurrent	(53.0)	(35.4)	(9.0)	(6.8)
Intangible asset	—	5.1	—	—
Additional minimum pension liability	—	6.0	—	—

Net amount recognized	$(18.0)	$32.1	$(9.4)	$(6.8)

Accumulated benefit obligation, end of the period	$104.2	$97.9

*	Total benefits paid in 2005 included $6.3 million of lump sum cash settlement payments.

The pension plan amendment charge in 2006 relates to the impact of the Pension Protection Act of 2006 (the “PPA 2006”) that required changes to the Company’s pension plans as well as one additional participant admitted to the Supplemental Executive Benefit Plan. In August 2006, the PPA 2006 was enacted into law. At this time, the Company does not expect it to have any significant effect on the Company’s current funding for its U.S. pension plans. The other post-retirement plans amendment charge in 2005 relates to the increase of the Company’s future share of healthcare plan costs effective November 2005.

SFAS No. 158 requires employers with more than one post-retirement benefit plan to aggregate all overfunded plans and report one non-current net asset amount and to aggregate all unfunded plans and report one net liability amount, classified as either current or non-current based on timing of expected benefit payments. Additional minimum pension liability, intangible asset and prepaid pension cost previously required were no longer reported as of December 31, 2006. During 2005, the Company recorded charges to other comprehensive loss related to additional minimum pension liability adjustments totaling $4.3 million, ($2.5 million net of tax), resulting in accumulated other comprehensive loss due to minimum pension liability adjustments of $6.0 million at December 31, 2005 ($3.5 million net of tax).

Net amounts recognized for the Post-retirement Plans for years ended December 31:

	Pension Plans			Other Post- Retirement Plans
	2006	2005	2004	2006	2005	2004
Components of net periodic expense
Service cost	$11.2	$10.1	$8.3	$0.8	$0.6	$0.6
Interest cost	7.0	6.2	5.1	0.5	0.4	0.4
Expected return on plan assets	(8.5)	(8.2)	(8.0)	—	—	—
Amortization of net actuarial loss from earlier periods	3.3	2.6	1.4	—	—	—
Amortization of unrecognized prior service costs	0.4	0.5	0.2	0.2	0.1	0.1
Settlement loss	—	3.2	—	—	—	—

Net periodic expense	$13.4	$14.4	$7.0	$1.5	$1.1	$1.1

The settlement loss in 2005 relates to the election of a lump sum payment of pension benefits to settle an unfunded pension obligation.

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2006	2005
Projected benefit obligation	54.0	53.3
Accumulated benefit obligation	37.0	34.0
Fair value of plan assets	—	—

Additional Information:

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Post- Retirement Plans
	2006	2005	2006	2005
Discount rate	5.90%	5.60%	5.80%	5.45%
Rate of compensation increase	4.00%	4.00%	—	—
Cash balance accumulation/conversion rate	4.75%	4.75%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.60%	5.90%	6.25%	5.45%	5.90%	6.25%
Expected return on plan assets	8.35%	8.35%	8.35%	—	—	—
Rate of compensation increase	4.00%	4.00%	3.91%	—	—	—
Cash balance accumulation/conversion rate	4.75%	5.00%	5.00%	—	—	—

For 2006, the Company continued to use an assumed return on assets of approximately 8.35% for Moody’s funded pension plan, which was determined based on explicit long-term return assumptions for each major asset class within the plan portfolio. Moody’s works with third-party consultants to determine assumptions for long-term rates of return for the asset classes that are included in the pension plan investment portfolio. These return assumptions reflect a long-term time horizon. They also reflect a combination of historical performance analysis and forward-looking views of the financial markets including consideration of inflation, current yields on long-term bonds and price-earnings ratios of the major stock market indices.

Assumed Healthcare Cost Trend Rates at December 31:

	2006		2005		2004
	Pre-age 65	post-age 65	Pre-age 65	post-age 65	Pre-age 65	post-age 65
Healthcare cost trend rate assumed for the following year	9.0%	11.0%	10.0%	12.0%	11.0%	13.0%
Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2013	2013	2013	2013

As the Company subsidies for retiree healthcare coverage are capped at the 2005 subsidy level, for the majority of the post-retirement health plan participants, retiree contributions are assumed to increase at the same rate as the healthcare cost trend rates. As such, a one percentage-point change in assumed healthcare cost trend rates would not have affected total service and interest cost and would have increased or decreased the post-retirement benefit obligation by $0.2 million.

Plan Assets

The assets of the funded pension plan were allocated among the following categories at December 31, 2006 and 2005:

	Percentage of Plan Assets at December 31,
Asset Category	2006	2005
Equity securities	77%	75%
Debt securities	13%	16%
Real estate	10%	9%

Total	100%	100%

Moody’s investment objective for the assets in the funded pension plan is to earn total returns that will minimize future contribution requirements over the long run within a prudent level of risk. The Company’s current pension plan asset allocation targets are for approximately seventy percent of assets to be invested in equity securities, diversified across U.S. and non-U.S. stocks of small, medium and large capitalization, twenty percent in investment grade bonds and the remainder in real estate funds. The use of derivatives to leverage the portfolio or otherwise is not permitted. The Company’s monitoring of the plan includes ongoing reviews of investment performance, annual liability measurements, periodic asset/liability studies and investment portfolio reviews. As of December 31, 2006, the equity investment has advanced to represent a percentage higher than its target allocation due to asset gains and the Company plans to rebalance the plan assets in 2007 to bring the portfolio back into balance with the original target asset allocation. Moody’s other Post-Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company made payments of $0.9 million related to its unfunded pension plan obligations during the year ended December 31, 2006. The Company made payments of $6.7 million related to its unfunded pension plans during the year ended December 31, 2005, primarily related to a lump sum payment of pension benefits. Moody’s made no contributions to its funded pension plans during the years ended December 31, 2006 and 2005. The Company made payments of $0.2 million to its other post-retirement plans during both the years ended December 31, 2006 and 2005. The Company presently anticipates making payments of $1.0 million to its unfunded pension plans and $0.4 million to its other post-retirement plans during 2007.

Estimated Future Benefits Payable

Estimated future benefits payments for the Post-Retirement Plans are as follows at December 31, 2006:

Year ending December 31,	Pension Plans	Other Post- Retirement Plans*
2007	$3.0	$0.4
2008	3.4	0.6
2009	3.8	0.6
2010	4.6	0.6
2011	6.2	0.6
Next five years to December 31, 2016	41.2	3.9

*	The estimated future benefits payable for the Post-Retirement Plans are reflected net of the expected Medicare Part D subsidy for which the subsidy is insignificant on an annual basis for all the years presented.

Profit Participation Plan

Moody’s has a profit participation plan (the “Plan”) covering substantially all U.S. employees. The Plan provides for an employee salary deferral contribution and Company contributions. Employees may contribute up to 16% of their pay, subject to the federal limit. Moody’s contributes an amount equal to 50% of employee contributions, with Moody’s contribution limited to 3% of the employee’s pay. Moody’s makes additional contributions to the Plan that are based on year-to-year growth in the Company’s earnings per share. Expense associated with this plan was $15.5 million, $15.3 million and $15.0 million in 2006, 2005 and 2004, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees in the form of defined contribution plans. Company contributions are primarily determined as a percentage of employees’ eligible compensation. Expense related to these plans for the years ended December 31, 2006, 2005 and 2004 was $3.9 million, $3.1 million and $3.4 million, respectively.

In addition, the Company also maintains an unfunded defined benefit pension plan for its German employees, which was closed to new entrants in 2002. The pension liability recorded related to this plan was $3.2 million, $2.6 million and $2.4 million based on the discount rate of 4.25%, 4.15% and 5.00% at December 31, 2006, 2005 and 2004, respectively. The pension liability recorded as of December 31, 2006 represents the unfunded status of this plan and the entire balance was recognized in the statement of financial position as a non-current liability. Expense related to this plan for the years ended December 31, 2006, 2005 and 2004 was approximately $0.3 million, $0.6 million and $0.4 million, respectively. These amounts are not included in the tables above. The incremental effect of adopting SFAS No. 158 and the amount of actuarial losses recognized in AOCI as of December 31 2006 were both immaterial.

Note 11 Stock-Based Compensation Plans

The fair value of each employee stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on implied volatility from traded options as well as historical volatility. The risk-free interest rate is the rate in effect at the time of the grant based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity. The following weighted average assumptions were used for options granted during 2006, 2005 and 2004:

	2006	2005	2004
Expected dividend yield	0.44%	0.52%	0.46%
Expected stock volatility	23%	23%	30%
Risk-free interest rate	4.59%	4.07%	3.24%
Expected holding period	6.0 yrs	6.0 yrs	5.0 yrs

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

A summary of option activity as of December 31, 2006 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	23.7	$23.62
Granted	3.0	63.32
Exercised	(5.8)	17.99
Forfeited or expired	(0.8)	41.26

Outstanding, December 31, 2006	20.1	$30.48	6.0 yrs	$777.1

Vested and unvested expected to vest, December 31, 2006	19.4	$29.77	6.0 yrs	$760.3

Exercisable, December 31, 2006	11.6	$20.44	4.7 yrs	$561.9

The weighted average grant date fair value per option of Moody’s options granted during the years ended December 31, 2006, 2005 and 2004 was $19.97, $12.62 and $10.00, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2006 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2006. This amount changes based on the fair value of Moody’s stock. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $269.6 million, $179.1 million and $151.2 million, respectively. As of December 31, 2006, there was $68.9 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.2 years. Proceeds received from the exercise of stock options was $105.0 million, $86.2 million and $99.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The tax benefit realized from stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $108.0 million, $72.1 million and $61.5 million, respectively.

At December 31, 2006, options outstanding of 18.9 million and 1.2 million were held by Moody’s employees and retirees and New D&B employees and retirees, respectively.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2006 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2005	1.3	$38.59
Granted	0.9	63.31
Vested	(0.4)	37.76
Forfeited	(0.1)	50.03

Balance, December 31, 2006	1.7	$52.12

The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $27.8 million and $9.8 million, respectively. There were no shares vested in 2004 as this was the first year the Company granted restricted stock to its employees. As of December 31, 2006, there was $47.7 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.1 years. The tax benefit realized from the vesting of restricted stock during the years ended December 31, 2006 and 2005 was $10.9 million and $3.9 million, respectively. There was no tax benefit realized from the vesting of restricted stock during the year ended December 31, 2004 as no shares vested during this period.

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

In addition, the Company also sponsors the 1999 Moody’s Corporation Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 6,000,000 shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at 85% of the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect at from one percent to ten percent of compensation, subject to the federal limit. This results in stock-based compensation expense for the difference between the purchase price and fair market value under SFAS No. 123R as well as under SFAS No. 123.

Note 12 Income Taxes

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$362.2	$234.6	$240.7
State and local	105.0	89.8	70.8
Non-U.S	66.6	69.7	44.3

Total current	533.8	394.1	355.8

Deferred:
Federal	(20.1)	(15.0)	(6.9)
State and local	(5.8)	(5.4)	(2.3)
Non-U.S	(1.3)	0.2	(0.4)

Total deferred	(27.2)	(20.2)	(9.6)

Total provision for income taxes	$506.6	$373.9	$346.2

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	5.1	5.9	5.8
U.S. (benefit)/taxes on foreign income	(0.5)	0.3	0.3
Legacy tax items	0.1	(0.3)	4.3
Jobs Act repatriation benefit	—	(0.4)	—
Other	0.5	(0.5)	(0.5)

Effective tax rate	40.2%	40.0%	44.9%

Income taxes paid were $408.8 million, $355.6 million and $300.1 million in 2006, 2005 and 2004, respectively.

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Current:
Accounts receivable allowances	$5.2	$4.8
Accrued compensation and benefits	5.5	4.9
Other	2.6	2.4

Total current	13.3	12.1

Non-current:
Accumulated depreciation and amortization	8.8	8.3
Stock-based compensation	46.6	28.5
Benefit plans	33.6	16.6
State taxes	2.0	2.9
Other	6.4	9.6

Total non-current	97.4	65.9

Total deferred tax assets	110.7	78.0

Deferred tax liabilities:
Current:
Prepaid expenses	(0.2)	(1.8)

Total current	(0.2)	(1.8)

Non-current:
Prepaid pension costs	—	(23.8)
Benefit plans	(21.5)	—
Intangible assets and capitalized software	(10.7)	(11.3)
Other	—	(0.7)

Total non-current	(32.2)	(35.8)

Total deferred tax liabilities	(32.4)	(37.6)

Net deferred tax asset	$78.3	$40.4

The current deferred tax assets, net of current deferred tax liabilities, as well as prepaid taxes of $3.5 million and $1.0 million for December 31, 2006 and 2005 are included in other current assets in the consolidated balance sheets. Non-current tax receivables of $39.8 million and $2.6 million for December 31, 2006 and 2005 are included in other assets. During the year ended December 31, 2006, Moody’s deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential legacy tax deficiencies known as “Amortization Expense Deductions”, as further discussed in Note 16 to the consolidated financial statements. The net effects of non-current deferred tax assets and non-current deferred tax liabilities are included in other assets at December 31, 2006 and 2005. For the year ended December 31, 2005, a valuation allowance of $0.7 million was established against capital loss carryovers. In 2006, this valuation allowance was released when capital gains permitted capital loss carryover utilization. No valuation allowances were established against any other deferred assets for December 31, 2006 and 2005, as management has determined, based on the Company’s history of prior and current levels of operating earnings, that none should be provided.

At December 31, 2006, undistributed earnings of non-U.S. subsidiaries aggregated approximately $205 million. It is assumed that earnings from subsidiaries in France, Germany, Spain, Italy, Canada and Japan will be remitted to the U.S. on a regular basis. As such, incremental deferred U.S. taxes related to anticipated distributions have been provided in the consolidated financial statements. For the year ended December 31, 2005, Moody’s recognized a benefit of $3.6 million related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004. Deferred tax liabilities have not been recognized for approximately $77 million of undistributed foreign earnings that management intends to permanently reinvest outside the U.S. If all such undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal and foreign income taxes payable, net of foreign tax credits, would be approximately $6 million.

Note 13 Indebtedness

On September 30, 2005, the Company entered into a Note Purchase Agreement and issued and sold through a private placement transaction, $300 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes (“Notes”). The Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Notes were used to refinance $300 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes (“Old Notes”) which matured on September 30, 2005. In the event that Moody’s pays all or part of the Notes in advance of their maturity (the “Prepaid Principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the Prepaid Principal. Interest paid under the Notes and Old Notes was $14.9 million for the year ended December 31, 2006 and $22.8 million for each of the years ended December 31, 2005 and 2004. Total interest expense was $15.2 million, $21.0 million and $23.0 million, respectively for the years ended December 31, 2006, 2005 and 2004.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. This Facility replaced the $80 million five-year facility that was scheduled to expire in September 2005 and the $80 million 364-day facility that expired in September 2004. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At December 31, 2006, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at December 31, 2006. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility.

No interest was paid under the Company’s facilities for the years ended December 31, 2006 and 2005 as no borrowings were outstanding during those years.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At December 31, 2006, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

In October 2006, Moody’s amended its Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150 million to $250 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150 million to $250 million. The Company also increased the expansion feature of the credit facility from $80 million to $340 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. This increase gives the Company potential borrowing capacity under the Facility of $500 million.

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

Share Repurchase Program

On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. There is no established expiration date for this authorization. During August 2006, the Company had completed its previous $1 billion share repurchase program, which had been authorized by the Board of Directors in October 2005. During November 2005, the Company completed its previous $600 million program, which had been authorized by the Board of Directors in May 2004.

During 2006, Moody’s repurchased 18.0 million shares at an aggregate cost of $1,093.6 million and issued 6.5 million shares of stock under employee stock-based compensation plans. Since becoming a public company in October 2000 and through December 31, 2006, Moody’s has repurchased 84.4 million shares at a total cost of $2.9 billion, including 38.6 million shares to offset issuances under employee stock-based compensation plans.

Dividends

During 2006, the Company paid a quarterly dividend of $0.07 per share in each of the quarters of Moody’s common stock, resulting in dividends paid per share of $0.28 during the year. During 2005, the Company paid a quarterly dividend of $0.0375 in the first quarter and $0.055 in each of the three subsequent quarters, per share of Moody’s common stock, resulting in dividends paid per share of $0.2025 during the year. During 2004, the Company paid quarterly dividends of $0.0375 per share of Moody’s common stock resulting in total dividends paid per share of $0.15.

On December 12, 2006, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on March 10, 2007 to shareholders of record at the close of business on February 20, 2007. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board of Directors.

Note 15 Lease Commitments

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 21 years. Moody’s also leases certain computer and other equipment under operating and capital leases that expire over the next five years. Rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $27.9 million, $21.5 million and $15.1 million, respectively. The Company has approximately $2.0 million of computer equipment subject to capital lease obligations. Accumulated amortization at December 31, 2006 includes $1.1 million related to capital lease obligations.

The approximate minimum rent for leases that have remaining or original noncancelable lease terms in excess of one year at December 31, 2006 is as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2007	$0.5	$34.5
2008	0.4	41.5
2009	0.1	38.9
2010	—	33.2
2011	—	29.0
Thereafter	—	462.4

Total minimum lease payments	$1.0	$639.5

Less: amount representing interest	(0.1)

Present value of net minimum lease payments under capital leases	$0.9

During the fourth quarter of 2006, the Company completed the sale of its corporate headquarters located at 99 Church Street, New York, New York. As part of the sales agreement, the Company will lease back the building until the relocation to its new global headquarters at 7 World Trade Center, New York, New York (“7 WTC”), is completed in mid- to late 2007. The Company entered into an operating lease agreement for 7 WTC (the “Lease”) commencing on October 20, 2006 for 589,945 square feet of office space which will serve as Moody’s new corporate headquarters. The Lease has an initial term of approximately 21 years with renewal options of 20 years. The total base rent of the lease is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation.

Note 16 Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities and other pending matters that it may determine to be appropriate. For those matters where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

In connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have, between themselves, agreed to be financially responsible for any potential liabilities that may arise to the extent such potential liabilities are not directly attributable to their respective business operations.

Without limiting the generality of the foregoing, three specific tax matters are discussed below.

Royalty Expense Deductions

This matter related to the IRS’s stated intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 as well as the IRS’s intention to reallocate to Old D&B income and expense items that had been reported in a certain partnership tax return for 1996. These matters were settled with the IRS in a closing agreement executed in the third quarter of 2005 and accordingly, the Company reduced its reserve for this matter by $11.5 million. However, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the liability. New D&B may commence arbitration proceedings against IMS Health and NMR to collect the $7.3 million that New D&B and Moody’s each were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions that New D&B and IMS Health may take, the Company believes it is likely that New D&B will prevail, but Moody’s cannot predict with certainty the outcome.

In the second quarter of 2006, Moody’s paid approximately $9 million for the state income tax liability connected with the terms of the October 2005 settlement with the IRS and reversed the remaining reserve of $1.5 million.

Additionally, the IRS reasserted its position that certain tax refund claims made by Old D&B related to 1993 and 1994 may be offset by tax liabilities relating to the above mentioned partnership formed in 1993. In the fourth quarter of 2005, New D&B filed a protest with the IRS Appeals Office concerning the IRS’s denial of the tax refunds. In the third quarter of 2006, the IRS Appeals Office rejected New D&B’s protest. New D&B is determining whether to file suit for the refund. Moody’s share is estimated at approximately $9 million.

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

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures (including penalties and interest, and net of tax benefits) could be up to $120 million relating to the disallowance of amortization expense deductions and could increase by approximately $6 million to $10 million per year, depending on actions that the IRS may take and on whether New D&B continues claiming the amortization expense deductions on its tax returns. Additionally, there are potential exposures that could be up to $164 million relating to the reallocation of the partnership income and expense to Old D&B. Moody’s also could be obligated for future interest payments on its share of such liability.

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

Utilization of Capital Losses

In December 2004, New D&B executed a formal settlement agreement for all outstanding issues related to the matter concerning utilization of certain capital losses generated by Old D&B during 1989 and 1990. New D&B received two assessments on this matter during the first quarter of 2005. The third and final assessment was received in April 2006 of which Moody’s paid $0.3 million. The amounts paid by Moody’s for the first two assessments included its share of approximately $4 million that Moody’s and New D&B believe should have been paid by IMS Health and NMR, but were not paid by them due to their disagreement with various aspects of New D&B’s calculation of their respective shares of the payments. New D&B was unable to resolve this dispute with IMS Health and NMR, and has commenced arbitration proceedings against them. Moody’s believes that New D&B should prevail in its position, but the Company cannot predict with certainty the outcome. In the first quarter of 2005, Moody’s had increased its liabilities by $2.7 million due to this disagreement.

Summary of Moody’s Exposure to Legacy Tax Related Matters

The Company considers from time to time the range and probability of potential outcomes related to its legacy tax matters and establishes liabilities that it believes are appropriate in light of the relevant facts and circumstances. In doing so, Moody’s makes estimates and judgments as to future events and conditions and evaluates its estimates and judgments on an ongoing basis.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded $2.4 million and $8.8 million net reversals of reserves and increased reserves by $30.0 million, respectively. The Company also has recorded $3.5 million, $5.8 million and $3.4 million of net interest expense related to its legacy tax matters in the years ended December 31, 2006, 2005 and 2004, respectively. Moody’s total recorded net legacy tax related liabilities as of December 31, 2006 were $93 million and are classified as long term.

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

Moody’s Investors Service consists of four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups and economic commentary. Public finance represents U.S. public finance. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

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

Below is financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue and long-lived asset information by geographic area, for the years ended and as of December 31, 2006, 2005 and 2004. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Year Ended December 31, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$1,894.3	$142.8	$2,037.1
Operating expenses	789.1	109.6	898.7
Gain on sale of building	(160.6)	—	(160.6)
Depreciation and amortization	22.9	16.6	39.5

Operating income	1,242.9	16.6	1,259.5

Non-operating income, net			1.0

Income before provision for income taxes			1,260.5
Provision for income taxes			506.6

Net income			$753.9

Total assets at December 31	$1,255.8	$241.9	$1,497.7

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$1,600.3	$131.3	$1,731.6	$1,317.5	$120.8	$1,438.3
Operating expenses	645.4	111.4	756.8	518.0	99.8	617.8
Depreciation and amortization	18.6	16.6	35.2	17.3	16.8	34.1

Operating income	936.3	3.3	939.6	782.2	4.2	786.4

Non-operating expense, net			(4.9)			(15.1)

Income before provision for income taxes			934.7			771.3
Provision for income taxes			373.9			346.2

Net income			$560.8			$425.1

Total assets at December 31	$1,204.5	$252.7	$1,457.2	$1,123.5	$265.8	$1,389.3

Moody’s Investors Service Revenue by Business Unit

	Year Ended December 31,
	2006	2005	2004
Ratings revenue:
Structured finance	$886.7	$715.4	$553.1
Corporate finance	396.2	323.2	299.6
Financial institutions and sovereign risk	266.8	254.6	208.9
Public finance	85.9	91.8	82.2

Total ratings revenue	1,635.6	1,385.0	1,143.8
Research revenue	258.7	215.3	173.7

Total Moody’s Investors Service	$1,894.3	$1,600.3	$1,317.5

Revenue and Long-lived Asset Information by Geographic Area

	2006	2005	2004
Revenue:
United States	$1,277.8	$1,085.4	$911.2
International	759.3	646.2	527.1

Total	$2,037.1	$1,731.6	$1,438.3

Long-lived assets:
United States	$283.6	$267.3	$245.2
International	22.0	18.9	18.7

Total	$305.6	$286.2	$263.9

Revenue in Europe was $524.8 million, $437.2 million and $360.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 18 Valuation and Qualifying Accounts

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized. Below is a summary of activity for each of the three years ended December 31, 2006, 2005 and 2004, respectively:

	Balance at Beginning of the Year	Additions Charged to Revenue	Write-offs and Adjustments	Balance at End of the Year
2006	(12.7)	(34.9)	33.1	(14.5)
2005	(14.6)	(24.4)	26.3	(12.7)
2004	(15.9)	(18.1)	19.4	(14.6)

Note 19 Related Party Transactions

Moody’s Corporation made grants of $6.0 million, $6.0 million and $7.0 million to The Moody’s Foundation (the “Foundation”) in 2006, 2005 and 2004, respectively. The Foundation carries out philanthropic activities on behalf of Moody’s Corporation primarily in the areas of education and health and human services. Certain members of senior management of Moody’s Corporation are on the Board of Directors of the Foundation.

Note 20 Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2006
Revenue	$440.2	$511.4	$495.5	$590.0
Operating income	238.3	289.1	268.8	463.3
Net income	146.2	172.1	157.0	278.6
Basic earnings per share	$0.50	$0.60	$0.56	$1.00
Diluted earnings per share	$0.49	$0.59	$0.55	$0.97

2005
Revenue	$390.5	$446.8	$421.1	$473.2
Operating income	212.5	252.8	231.9	242.4
Net income	118.7	145.4	146.6	150.1
Basic earnings per share	$0.40	$0.48	$0.49	$0.51
Diluted earnings per share	$0.39	$0.47	$0.48	$0.50

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

The quarterly financial data for the three months ended December 31, 2006 includes a pre-tax gain of $160.6 million relating to the sale of the Company’s corporate headquarters building.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes In Internal Control Over Financial Reporting

Information in response to this Item is set forth under the caption “Management’s Report on Internal Control Over Financial Reporting”, in Part II, Item 8 of this annual report on Form 10-K.

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

Not applicable.

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 24, 2007, and is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2006, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

Audit Fees

The aggregate fees for professional services rendered for the integrated audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, for the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and for statutory audits of non-U.S. subsidiaries were approximately $2.1 million (including $0.2 million not billed) in 2006 and $2.0 million in 2005. All such fees were attributable to PricewaterhouseCoopers LLP.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company by PricewaterhouseCoopers LLP were approximately $0.1 million for both the years ended December 31, 2006 and 2005. Such services included employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees

The aggregate fees billed for tax services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2006 and 2005 were approximately $5,000 and $3,000, respectively. Tax services rendered by PricewaterhouseCoopers LLP principally related to tax consulting and compliance.

All Other Fees

The aggregate fees billed for all other services rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2006 and 2005 were approximately $4,000 and $11,000, respectively. Other fees principally relate to accounting research software.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of documents filed as part of this report.

(1)	Financial Statements.

See Index to Financial Statements, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

See Index to Exhibits on pages 68-71 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By:	/s/ RAYMOND W. MCDANIEL, JR.
Raymond W. McDaniel, Jr. Chairman and Chief Executive Officer

Date: February 28, 2007

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
Joseph McCabe, Senior Vice President—Corporate Controller (principal accounting officer)

/s/ BASIL L. ANDERSON	/s/ HENRY A. MCKINNELL, JR.
Basil L. Anderson, Director	Henry A. McKinnell, Jr. Ph.D., Director

/s/ ROBERT R. GLAUBER	/s/ NANCY S. NEWCOMB
Robert R. Glauber, Director	Nancy S. Newcomb, Director

/s/ EWALD KIST	/s/ JOHN K. WULFF
Ewald Kist, Director	John K. Wulff, Director

/s/ CONNIE MACK
Connie Mack, Director

Date: February 28, 2007

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

.21    Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002).

.22    Note Purchase Agreement, dated as of October 3, 2000, among the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

.23 Form of 7.61% Senior Notes due 2005 (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

.24† Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

.25† Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

.26† Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

.27† 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

.28† Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

.29† Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 2, 2006).

.30    Agreement of Lease, dated as of September 7, 2006, between the Registrant and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 2, 2006).

.31    Amendment No. 1 to Five-Year Credit Agreement, dated as of October 26, 2006, among the Registrant, the borrowing subsidiaries and lenders party thereto, The Bank of New York, as documentation agent, Citibank, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Report on Form 10Q of the Registrant, file number 1-14037, filed November 2, 2006).

.32    Purchase and Sale Agreement, dated as of November 20, 2006, between Moody’s Holdings, Inc. and 99 Church Investors LLC (incorporated by reference to Exhibit 99.2 to the Report on Form 8-Kof the Registrant, file number 1-14037, filed November 22, 2006).

.33* Moody’s Corporation 1999 Employee Stock Purchase Plan (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan).

21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of January 31, 2007.

23*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1* Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2* Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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