Form 10-Q
period 2007-03-31
MOODYS CORP /DE/
filed 2007-05-03
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2007
Common Stock, par value $0.01 per share	273.8 million

MOODY’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statem ents

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$583.0	$440.2
Expenses
Operating, selling, general and administrative	268.0	192.5
Depreciation and amortization	10.3	9.4

Total expenses	278.3	201.9

Operating income	304.7	238.3

Interest and other non-operating (expense) income, net	(3.3)	3.4

Income before provision for income taxes	301.4	241.7
Provision for income taxes	126.0	95.5

Net income	$175.4	$146.2

Earnings per share
Basic	$0.63	$0.50

Diluted	$0.62	$0.49

Weighted average shares outstanding
Basic	277.7	290.5

Diluted	284.9	299.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONS OLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$289.5	$408.1
Short-term investments	10.3	75.4
Accounts receivable, net of allowances of $14.3 in 2007 and $14.5 in 2006	499.3	475.4
Other current assets	80.0	43.0

Total current assets	879.1	1,001.9
Property and equipment, net of accumulated depreciation of $99.1 in 2007 and $100.9 in 2006	118.2	62.0
Goodwill	178.3	176.1
Intangible assets, net of accumulated amortization of $40.2 in 2007 and $37.7 in 2006	63.5	65.7
Other assets	230.8	192.0

Total assets	$1,469.9	$1,497.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$80.0	$—
Accounts payable and accrued liabilities	282.9	339.7
Deferred revenue	410.1	360.3

Total current liabilities	773.0	700.0
Non-current portion of deferred revenue	107.8	102.1
Notes payable	300.0	300.0
Other liabilities	359.2	228.2

Total liabilities	1,540.0	1,330.3

Contingencies (Note 10)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2007 and December 31, 2006	3.4	3.4
Capital surplus	354.7	345.7
Retained earnings	2,223.4	2,091.4
Treasury stock, at cost; 69,105,782 and 64,296,812 shares of common stock at March 31, 2007 and December 31, 2006, respectively	(2,643.7)	(2,264.7)
Accumulated other comprehensive loss	(7.9)	(8.4)

Total shareholders’ (deficit) equity	(70.1)	167.4

Total liabilities and shareholders’ equity	$1,469.9	$1,497.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATE MENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$175.4	$146.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	10.3	9.4
Stock-based compensation expense	21.2	13.9
Excess tax benefits from stock-based compensation plans	(29.7)	(61.5)
Changes in assets and liabilities:
Accounts receivable	(23.9)	(0.5)
Other current assets	(4.6)	14.6
Prepaid pension costs	—	1.0
Other assets	0.3	(33.7)
Accounts payable and accrued liabilities	(37.3)	4.4
Deferred revenue	54.0	50.9
Other liabilities	19.6	(4.6)

Net cash provided by operating activities	185.3	140.1

Cash flows from investing activities
Capital additions	(33.1)	(6.7)
Purchases of marketable securities	(172.4)	(229.1)
Sales and maturities of marketable securities	237.3	215.4
Cash paid for acquisitions, net of cash acquired	(3.4)	(2.0)

Net cash provided by (used in) investing activities	28.4	(22.4)

Cash flows from financing activities
Borrowings under revolving credit facility	80.0	—
Net proceeds from stock plans	21.5	51.1
Cost of treasury shares repurchased	(442.6)	(201.8)
Excess tax benefits from stock-based compensation plans	29.7	61.5
Payment of dividends	(22.3)	(20.4)
Payments under capital lease obligations	(0.4)	—

Net cash used in financing activities	(334.1)	(109.6)
Effect of exchange rate changes on cash and cash equivalents	1.8	1.8

(Decrease) Increase in cash and cash equivalents	(118.6)	9.9
Cash and cash equivalents, beginning of the period	408.1	486.0

Cash and cash equivalents, end of the period	$289.5	$495.9

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2006 annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The condensed consolidated statements of operations include pre-tax compensation expense of $21.2 million and $13.9 million for the three months ended March 31, 2007 and 2006, respectively, related to stock-based compensation plans. The total income tax benefit recognized in the income statement for stock-based compensation plans was $8.2 million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively. The amount of compensation expense capitalized for the three months ended March 31, 2007 was immaterial. There was no compensation expense capitalized for the three months ended March 31, 2006.

The fair value of each employee stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on implied volatility from traded options as well as historical volatility. The risk-free interest rate is the rate in effect at the time of the grant based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity. The following weighted average assumptions were used for options granted during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Expected dividend yield	0.44%	0.44%
Expected stock volatility	23%	23%
Risk-free interest rate	4.79%	4.59%
Expected holding period	5.7 yrs	6.0 yrs

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

Under the 1998 Plan, 33,000,000 shares of the Company’s common stock have been reserved for issuance. The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”), which is shareholder approved, permits the granting of up to 28,600,000 shares, of which not more than 8,000,000 shares are available for grants of awards other than stock options. The 2001 Plan was amended and approved on April 24, 2007 at the annual shareholders meeting, increasing the number of shares reserved for issuance by 3,000,000 which is included in the aforementioned amounts. Both the 1998 Plan and the 2001 Plan (“Stock Plans”) provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board of Directors at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The Stock Plans also provide for the granting of restricted stock. Unlike the 1998 Plan, the 2001 Plan also provides that consultants to the Company or any of its affiliates are eligible to be granted options.

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

A summary of option activity as of March 31, 2007 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	20.1	$30.48
Granted	2.9	72.63
Exercised	(1.5)	22.50
Forfeited or expired	(0.1)	49.59

Outstanding, March 31, 2007	21.4	$36.62	6.4 yrs	$578.7

Vested and unvested expected to vest, March 31, 2007	20.7	$35.73	6.3 yrs	$574.7

Exercisable, March 31, 2007	13.8	$24.52	5.1 yrs	$516.8

The weighted average grant date fair value per option of Moody’s options granted during the three months ended March 31, 2007 and 2006 was $22.65 and $19.95, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the first quarter of 2007 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of March 31, 2007. This amount changes based on the fair value of Moody’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $71.9 million and $152.6 million, respectively. As of March 31, 2007, there was $115.0 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.5 years. Proceeds received from the exercise of stock options were $33.7 million and $61.2 million for the three months ended March 31, 2007 and 2006, respectively. The tax benefit realized from stock options exercised during the three months ended March 31, 2007 and 2006 was $28.2 million and $60.7 million, respectively.

At March 31, 2007, options outstanding of 20.4 million and 1.0 million were held by Moody’s employees and retirees and New D&B employees and retirees, respectively.

A summary of the status of the Company’s nonvested restricted stock as of March 31, 2007 and changes during the three months then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2006	1.7	$52.12
Granted	0.9	72.63
Vested	(0.6)	48.90
Forfeited	(0.1)	57.24

Balance, March 31, 2007	1.9	$63.17

The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $41.5 million and $27.0 million, respectively. As of March 31, 2007, there was $94.0 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.4 years. The tax benefit realized from the vesting of restricted stock during the three months ended March 31, 2007 and 2006 was $16.3 million and $10.8 million, respectively.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans. The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through a SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. On March 31, 2007, Moody’s had $1.3 billion of share repurchase authority remaining under the current $2 billion program. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

In addition, the Company also sponsors the 1999 Moody’s Corporation Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 6,000,000 shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at 85% of the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect at from one percent to ten percent of compensation, subject to the federal limit. This results in stock-based compensation expense for the difference between the purchase price and fair market value under SFAS No. 123R.

3. INCOME TAXES

Moody’s Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on January 1, 2007 resulting in a reduction to retained earnings of $43.3 million. This reduction is comprised of a $32.9 million increase in the liability for unrecognized tax benefits and accrued interest of $17.3 million ($10.4 million, net of tax). As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $122.7 million. Of this total, $97.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. Additionally, during the first quarter of 2007 the Company increased its unrecognized tax benefits by $9.2 million or $6.2 million, net of tax, on primarily domestic issues.

The Company classifies interest related to unrecognized tax benefits in interest expense in its condensed consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. Prior to the adoption of FIN No. 48, interest expense related to taxes and tax penalties were recorded as part of the provision for income taxes. During the three months ended March 31, 2007, the Company accrued interest of $3.5 million related to uncertain tax positions.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax of various state and local and foreign jurisdictions. The Company’s income tax returns for the tax years 1997 through 2000 are currently under examination by the Internal Revenue Service (“IRS”). Additional information pertaining to legacy tax matters that are the subject of the IRS examination is discussed in Note 10. Federal income tax matters have been concluded for 2001 while subsequent years remain subject to examination. For state and local jurisdictions, New York City income tax returns for 2001 through 2003 are currently under examination. New York City and New York State returns are subject to examination for 2004 and 2005. Income tax examinations by the U.K. tax authorities remain open for 2001 through 2004. Other state and local and foreign jurisdictions remain subject to examination but are not individually considered material.

4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Three Months Ended March 31,
	2007	2006
Basic	277.7	290.5
Dilutive effect of shares issuable under stock-based compensation plans	7.2	9.0

Diluted	284.9	299.5

Options to purchase 5.6 million and 2.9 million common shares at March 31, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

The calculation of diluted earnings per share requires certain assumptions regarding the use of proceeds that would be received upon the exercise of stock options. These assumed proceeds include the excess tax benefit that would be received upon exercise of options outstanding as of March 31, 2007 and 2006, respectively. Assumed proceeds from excess tax benefits are based on the deferred tax assets recorded with consideration of “as if” deferred tax assets calculated under the provisions of SFAS No. 123R.

5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and include auction rate certificates at December 31, 2006. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to nine months and one month to 39 years as of March 31, 2007 and December 31, 2006, respectively. Unrealized holding gains and losses on available-for-sale securities, if any, would be included in accumulated other comprehensive income, net of applicable income taxes in the condensed consolidated financial statements. During the three months ended March 31, 2007, realized gains/losses from sales of available-for-sale securities were immaterial. During the three months ended March 31, 2006 there were no realized gains or losses from sales of available-for-sale securities.

Total interest income on cash and cash equivalents and short-term investments was $5.4 million and $6.3 million for the three months ended March 31, 2007 and 2006, respectively.

6. ACQUISITIONS

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2007			Year Ended December 31, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Beginning balance	$52.0	$124.1	$176.1	$28.0	$124.1	$152.1
Additions	2.3	—	2.3	23.2	—	23.2
Foreign currency translation adjustments	(0.1)	—	(0.1)	0.8	—	0.8

Ending balance	$54.2	$124.1	$178.3	$52.0	$124.1	$176.1

Intangible assets consisted of:

	March 31, 2007	December 31, 2006
Customer lists (11.2 year weighted average life)	$62.5	$62.5
Accumulated amortization	(28.0)	(26.8)

Net customer lists	34.5	35.7

MKMV trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(2.8)	(2.3)

Net trade secret	22.7	23.2

Other amortizable intangible assets (5.6 year weighted average life)	15.7	15.4
Accumulated amortization	(9.4)	(8.6)

Net other amortizable intangible assets	6.3	6.8

Total intangible assets, net	$63.5	$65.7

Amortization expense was $2.5 million for each of the three months ended March 31, 2007 and 2006.

Estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2007 (after March 31)	$7.2
2008	8.5
2009	7.6
2010	7.5
2011	7.3
Thereafter	25.4

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

Following are the components of net periodic expense related to the Post-Retirement Plans for the three months ended March 31, 2007 and 2006:

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Components of net periodic expense
Service cost	$2.9	$2.7	$0.2	$0.2
Interest cost	2.0	1.8	0.1	0.1
Expected return on plan assets	(2.3)	(2.1)	—	—
Amortization of net actuarial loss from earlier periods	0.5	0.8	—	—
Amortization of prior service costs	0.1	0.1	—	0.1

Net periodic expense	$3.2	$3.3	$0.3	$0.4

The Company made payments of $0.2 million and $0.3 million to its unfunded pension plans during the three months ended March 31, 2007 and 2006, respectively. The Company made payments of $0.1 million to its other post-retirement plans during the three months ended March 31, 2007 and made no significant payments to its other post-retirement plans during the three months ended March 31, 2006. The Company presently anticipates making payments of $0.8 million to its unfunded pension plans and $0.3 million to its other post-retirement plans during the remainder of 2007.

9. INDEBTEDNESS

On September 30, 2005, the Company entered into a Note Purchase Agreement and issued and sold through a private placement transaction, $300 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes (“Notes”). The Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Notes were used to refinance $300 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes which matured on September 30, 2005. In the event that Moody’s pays all, or part, of the Notes in advance of their maturity (the “Prepaid Principal”), such prepayment will be subject to a penalty calculated based on the excess, if any, of the discounted value of the remaining scheduled payments, as defined in the agreement, over the Prepaid Principal. Interest paid under the Notes was $7.5 million for each of the three months ended March 31, 2007 and 2006, respectively.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At March 31, 2007, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at March 31, 2007. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. In October 2006, Moody’s amended its Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150 million to $250 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150 million to $250 million. The Company also increased the expansion feature of the credit facility from $80 million to $340 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. In April 2007 after receipt of all necessary approvals relating to the execution of the expansion feature, borrowing capacity under the Facility was increased to $500 million.

As of March 31, 2007, the Company had borrowings outstanding of $80 million under the Facility, the proceeds of which were used to support share repurchases, the build-out of its new corporate headquarters at 7 World Trade Center and other operational activities. No interest was paid under the Facility for the three months ended March 31, 2007 and 2006. As of May 2, 2007, the Company had $360 million of borrowings outstanding under the Facility.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At March 31, 2007, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Moody’s interest expense on borrowings was $4.0 million and $3.8 million for the three months ended March 31, 2007 and 2006, respectively.

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

Without limiting the generality of the foregoing, two specific tax matters are discussed below.

Royalty Expense Deductions

This matter related to the IRS’s stated intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 as well as the IRS’s intention to reallocate to Old D&B income and expense items that had been reported in a certain partnership tax return for 1996. These matters were settled with the IRS in a closing agreement executed in the third quarter of 2005 and accordingly, the Company reduced its reserve for this matter by $11.5 million. As of March 31, 2007, reserves of approximately $2 million remained. However, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the liability. New D&B may commence arbitration proceedings against IMS Health and NMR to collect the $7.3 million that New D&B and Moody’s each were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions that New D&B and IMS Health may take, the Company believes it is likely that New D&B will prevail, but Moody’s cannot predict the outcome with certainty.

In the second quarter of 2006, Moody’s paid approximately $9 million for the state income tax liability connected with the terms of the October 2005 settlement with the IRS and reversed reserves of $1.5 million.

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

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures at March 31, 2007 (including penalties and interest, net of tax) could be up to $126 million relating to the disallowance of amortization expense deductions. There could be additional potential exposures up to $200 million (including penalties and interest, net of tax) at March 31, 2007, relating to the reallocation of the partnership income and expense to Old D&B. Moody’s also could be obligated for future interest payments on its share of such liabilities.

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

For the three months ended March 31, 2006, the Company recorded a tax benefit of $0.9 million. For the three months ended March 31, 2007 and 2006, the Company recorded $1.0 million and $0.9 million of interest expense, respectively, related to its legacy tax matters. In accordance with the Company’s policy adopted in connection with the implementation of FIN No. 48, the interest recorded for the three months ended March 31, 2007 is recorded in interest expense. The interest recorded for the three months ended March 31, 2006 is recorded in the provision for income taxes. Moody’s total net legacy tax liabilities as of March 31, 2007 were $108 million and were recorded in other liabilities.

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

11. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$175.4	$146.2
Other comprehensive income – derivative instruments	0.1	—
Other comprehensive income—foreign currency translation adjustment	—	1.2

Total comprehensive income	$175.5	$147.4

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

Below is financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue information by geographic area, each for the three month periods ended March 31, 2007 and 2006, and total assets by segment as of March 31, 2007 and December 31, 2006. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Three Months Ended March 31,
	2007			2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$547.4	$35.6	$583.0	$407.9	$32.3	$440.2
Operating, selling, general and administrative expenses	239.7	28.3	268.0	167.6	24.9	192.5
Depreciation and amortization	6.7	3.6	10.3	5.3	4.1	9.4

Operating income	301.0	3.7	304.7	235.0	3.3	238.3

Interest and other non-operating (expense) income, net			(3.3)			3.4

Income before provision for income taxes			301.4			241.7
Provision for income taxes			126.0			95.5

Net income			$175.4			$146.2

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended March 31,
	2007	2006
Ratings revenue:
Structured finance	$251.5	$174.4
Corporate finance	114.8	81.8
Financial institutions and sovereign risk	76.7	65.9
Public finance	29.4	25.6

Total ratings revenue	472.4	347.7
Research revenue	75.0	60.2

Total Moody’s Investors Service	$547.4	$407.9

Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2007	2006
United States	$378.6	$278.9
International	204.4	161.3

Total	$583.0	$440.2

Revenue in Europe was $145.7 million and $107.5 million in the first quarters of 2007 and 2006, respectively.

Total Assets by Segment

	March 31, 2007			December 31, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated

Total assets by segment	$1,237.4	$232.5	$1,469.9	$1,255.8	$241.9	$1,497.7

13. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis with changes in fair value recognized in earnings each reporting period. Items eligible for fair-value election include recognized financial assets and liabilities such as equity-method investments and investments in equity securities that do not have readily determinable fair values, written loan commitments, and certain warranties and insurance contracts where a warrantor or insurer is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, the election must be applied to individual instruments with certain restrictions, is irrevocable and must be applied to an entire instrument. Any upfront costs and fees related to the item elected for fair value must be recognized in earnings and cannot be deferred. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value will be recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company as of January 1, 2008. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that the adoption of this standard will have on its consolidated financial position and results of operations.

14. SUBSEQUENT EVENTS

On April 24, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on June 10, 2007 to shareholders of record at the close of business on May 20, 2007.

In April 2007, after receipt of all necessary approvals relating to the execution of the expansion feature of the Facility, borrowing capacity was increased to $500 million. As of May 2, 2007, the Company had outstanding borrowings under the Facility of $360 million, as further discussed in Note 9 to the condensed consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 28 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Moody’s Investors Service publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research information, research and economic commentary, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks.

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and intangible assets, pension and other post-retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2006, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no other material changes to the Company’s critical accounting estimates except that the Company has begun to consider income taxes as a critical accounting estimate as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). Further information is provided on income taxes.

Income Taxes

The Company is subject to income taxes in the United States and various foreign jurisdictions. The Company’s tax assets and liabilities are affected by the amounts charged for service provided and expenses incurred as well as other tax matters such as inter-company transactions. The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

Moody’s is subject to tax audits in various jurisdictions which involve legacy and other tax matters. The Company regularly assesses the likely outcomes of audits in order to determine the appropriateness of its tax reserves. On January 1, 2007, upon the adoption of FIN No. 48, the Company adopted the accounting policy to classify interest related to income taxes as a component of interest expense in the Company’s consolidated financial statements and to classify associated penalties, if any, as part of other non-operating expenses. Prior to the adoption of FIN No. 48, the Company had classified interest related to income taxes and associated penalties as components of income tax expense. In accordance with FIN No. 48, prior period financial statements have not been reclassified for this change.

FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement with a taxing authority. Upon the initial adoption of FIN No. 48, the Company recorded a reduction of its January 1, 2007 retained earnings of $43.3 million, which is comprised of $32.9 million of tax and accrued interest of $17.3 million ($10.4 million net of tax). As the determination of FIN No. 48 liabilities and associated interest and penalties requires significant estimates to be made by the Company, there can be no assurance that the Company will accurately predict the outcomes of these audits, and thus, the eventual outcomes could have a material impact on the Company’s net income or financial condition.

Operating Segments

Moody’s Investors Service consists of four rating groups—structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from the assignment of (i) credit ratings on issuers and issues of fixed-income obligations in the debt markets, and (ii) research, which primarily generates revenue from the sale of investor-oriented credit information, and research, principally produced by the rating groups, and economic commentary. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

Total Company Results

Moody’s revenue for the first quarter of 2007 was $583.0 million, an increase of $142.8 million or 32.4% from $440.2 million for the first quarter of 2006. The ratings groups benefited from favorable issuance conditions, particularly in global structured finance and corporate finance, which were the main contributors to the 35.9% increase in ratings revenue, while research and MKMV revenue grew 24.6% and 10.2%, respectively.

Revenue in the United States was $378.6 million for the first quarter of 2007, an increase of $99.7 million or 35.7% from $278.9 million in 2006. Approximately 82% of the U.S. growth was driven by structured finance and corporate finance. Research, financial institutions, public finance and MKMV contributed to year-over-year growth as well.

Moody’s international revenue was $204.4 million in the first quarter of 2007, an increase of $43.1 million or 26.7% from $161.3 million in the first quarter of 2006. International ratings revenue grew $34.7 million versus the prior year, with approximately 65% of the growth related to structured finance. All international lines of business, except for MKMV, grew at double-digit rates generally due to strong debt securities issuance, especially in Europe. Foreign currency translation accounted for approximately $10 million of international revenue growth.

Operating, selling, general and administrative expenses were $268.0 million in the first quarter of 2007, an increase of $75.5 million or 39.2% from $192.5 million in the first quarter of 2006. The largest contributor to this increase was growth in compensation and benefits expense of approximately $55 million, reflecting salary and bonus increases coupled with higher staffing levels in the second half of 2006 and the first quarter of 2007. Moody’s average staffing level was approximately 16% higher than during the same prior year period. The increases include hiring to support business growth primarily in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $7.3 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants. Additionally, the increase in expenses was due to higher rent and occupancy costs of approximately $11 million primarily related to the Company’s planned relocation to its new corporate headquarters at 7 World Trade Center. Furthermore, outside service fees increased approximately $6 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $5 million of the year-to-year expense growth.

First quarter operating income of $304.7 million rose $66.4 million or 27.9% from $238.3 million in the same period of 2006. Foreign currency translation increased operating income growth by approximately $5 million. Moody’s operating margin for the first quarter of 2007 was 52.3% compared to 54.1% a year earlier.

Moody’s reported ($3.3) million of interest and other non-operating (expense) income, net for the first quarter of 2007 compared with $3.4 million for the same period of 2006. Interest expense was $7.5 million and $3.8 million for the three months ended March 31, 2007 and 2006, respectively, with the increase principally related to interest accrued on tax reserves in accordance with the adoption of FIN No. 48. Interest income was $5.4 million in the first quarter of 2007 compared to $6.3 million in the first quarter of 2006. The decrease was attributed to the liquidation of investment portfolios to finance share repurchases. Foreign exchange gains were immaterial in the first quarter of 2007 compared to $0.8 million in the first quarter of 2006.

Moody’s effective tax rate was 41.8% in the first quarter of 2007 compared to 39.5% in the first quarter of 2006. The 2007 effective tax rate is higher relative to last year as a result of approximately $4 million of favorable state tax audit settlements in 2006 and a $0.9 million benefit related to legacy income tax matters in 2006 (See Contingencies—Legacy Tax Matters, below). The 2007 effective tax rate included approximately $2.3 million of expense related to FIN No. 48.

Net income was $175.4 million for the first quarter of 2007, an increase of $29.2 million or 20.0% from $146.2 million for the first quarter of 2006. Basic and diluted earnings per share for the first quarter of 2007 were $0.63 and $0.62, respectively, compared to basic and diluted earnings per share of $0.50 and $0.49, respectively, for the first quarter of 2006.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service for the first quarter of 2007 was $547.4 million, up $139.5 million or 34.2% from $407.9 million in the first quarter of 2006. Ratings revenue accounted for $124.7 million of the increase, with growth largely from global structured finance and corporate finance. Foreign currency translation accounted for approximately $10 million of international revenue growth.

Structured finance revenue was $251.5 million for the first quarter of 2007, an increase of $77.1 million or 44.2% from $174.4 million in the same period of 2006. Global credit derivatives ratings were the primary driver of structured finance revenue, increasing $51.9 million, or 104.8%, while the global residential mortgage-backed securities (“RMBS”), coupled with the commercial mortgage-backed securities (“CMBS”), contributed $20.8 million or 27.0% to overall growth. Approximately $55 million of the increase was in the U.S., of which 75.1% was attributable to strong issuance in the credit derivatives sector. International structured finance revenue grew $22.4 million year-over-year, with revenue growth in the derivatives, RMBS and CMBS accounting for approximately 87% of the increase.

Revenue for the corporate finance group was $114.8 million for the first quarter of 2007, up $33.0 million or 40.3% from $81.8 million in the first quarter of 2006. U.S. corporate finance revenue increased by 51.8% primarily due to bank loan ratings, which increased $16.6 million or 138.8%, driven by robust issuance from leveraged buyouts and merger and acquisition as well as low high-yield spreads. International corporate finance revenue increased $5.6 million or about 19.4% largely due to non-issuance related revenue. Favorable foreign currency translation and price increases also contributed to year-over-year growth in global corporate finance revenue.

Financial institutions and sovereign risk revenue was $76.7 million for the first quarter of 2007, an increase of $10.8 million or 16.4% higher than $65.9 million in the first quarter of 2006. Internationally, financial institutions revenue increased by $6.7 million or 19.0%, compared to the same prior year period with banking accounting for most of the increase. In the U.S., financial institutions revenue grew by $4.1 million, reflecting high levels of debt issuance in the insurance sector as well as refinancing and share buyback funding. Price increases also contributed to the revenue growth.

Public finance revenue was $29.4 million for the first quarter of 2007, an increase of $3.8 million or 14.8% from $25.6 million for the same period in 2006. Revenue growth was fueled by an increase in dollar issuance in the long-term municipal bond market. Increased refunding activity, which surged 94.0%, was driven by low long-term interest rates and the flattened yield curve. New money issuance increased over the same period as well.

Research revenue was $75.0 million for the first quarter of 2007, an increase of $14.8 million or 24.6% higher than revenue of $60.2 million from the same period of 2006. In total, research revenue grew by $7.5 million in the U.S. and $7.3 million internationally, with Europe accounting for approximately 77% of the international growth. The major components of this growth are research related to credit ratings, content licensing and data and analytics.

Moody’s Investors Service operating, selling, general and administrative expenses, including corporate expenses, were $239.7 million for the first quarter of 2007, an increase of $72.1 million or 43.0% from $167.6 million in the first quarter of 2006. Compensation and benefits expense accounted for approximately $49 million of the expense growth, reflecting salary and bonus increases coupled with higher staffing levels in the second half of 2006 and the first quarter of 2007. Moody’s Investors Service average staffing level was approximately 17% higher than during the same prior year period. The increases include hiring to support business growth primarily in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $6.8 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants. Additionally, the increase in expenses was due to higher rent and occupancy costs of approximately $11 million primarily related to the Company’s planned relocation to its new corporate headquarters at 7 World Trade Center. Furthermore, outside service fees increased approximately $6 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $5 million of the year-to-year expense growth.

Moody’s Investors Service operating income of $301.0 million for the first quarter of 2007 was up $66.0 million or 28.1% from $235.0 million in the first quarter of 2006. Foreign currency translation increased operating income growth by approximately $5 million.

Moody’s KMV

Moody’s KMV revenue of $35.6 million for the first quarter of 2007 was $3.3 million or 10.2% more than the same period in 2006. Growth in subscriptions revenue related to credit risk assessment products grew 12.9% or $3.0 million mainly due to an increase in public and private firm expected default frequency product revenue. MKMV’s international revenue was approximately 55% of its total 2007 first quarter revenue.

MKMV’s operating, selling, general and administrative expenses were $28.3 million for the first quarter of 2007, an increase of $3.4 million or 13.7% from $24.9 million in the first quarter of 2006. Compensation and benefits expense increased approximately $6 million primarily reflecting compensation increases coupled with increased staffing as well as an approximate $3 million reduction of certain employee obligations reflected in 2006. Additionally, a $1.8 million charge was recorded in connection with a non-income tax matter in the first quarter of 2006. MKMV operating income was $3.7 million for the first quarter of 2007 compared with $3.3 million in the first quarter of 2006. Foreign currency translation did not have a significant year-to-year impact on MKMV results.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. Net cash provided by operating activities was $185.3 million and $140.1 million for the three months ended March 31, 2007 and 2006, respectively. The Company borrowed $80 million during the quarter ended March 31, 2007.

Moody’s net cash provided by operating activities in 2007 increased by $45.2 million compared with 2006. Growth in net income contributed $29.2 million to cash provided by operating activities. The increase in stock-based compensation expense positively impacted cash flow from operations by approximately $7 million. Accounts receivable only grew 5% in the first quarter of 2007 while revenue increased by 32%. However, this did not keep pace with the first quarter of 2006 where accounts receivable growth was flat while revenue grew almost 13%. This resulted in accounts receivable decreasing the first quarter of 2007 cash flow from operations by approximately $23 million compared to 2006. The impact on cash flows of excess tax benefits from stock-based compensation plans decreased to $29.7 million from $61.5 million due to fewer stock options exercises in 2007 compared with 2006. The $19.2 million reduction in cash flows from changes in other current assets is primarily due to the receipt of approximately $16 million from New D&B related to issuer-based tax deductions in 2006. Furthermore, the $34.0 million change in cash flows associated with other assets is primarily due to a payment made in the first quarter of 2006 of approximately $40 million to the IRS relating to Amortization Expense Deductions, as discussed in Note 10 to the condensed consolidated financial statements. Operating cash flow was negatively impacted by $41.7 million due to changes in accounts payable and accrued liabilities. This is primarily due to a decrease in accrued income taxes of approximately $75 million offset by an increase in accounts payable of approximately $25 million.

The following changes in other current assets, other assets and other liabilities are significant non-cash transactions that occurred during the quarter which do not impact earnings and are not reflected within the changes in assets and liabilities in the condensed consolidated statements of cash flows:

•	An increase to other liabilities of approximately $60 million and other assets of approximately $17 million relating to the adoption of FIN No. 48

•	An increase of approximately $32 million in other current assets and other liabilities, for a tenant allowance associated with the move of the Company’s corporate headquarters to 7 World Trade Center

•	An increase of approximately $16 million in other assets and other liabilities associated with a change in the tax accounting method for deferred revenue

Net cash provided by (used in) investing activities was $28.4 million and ($22.4) million for the three months ended March 31, 2007 and 2006, respectively. Net sales and maturities (investments) in short-term investments was $64.9 million and ($13.7) million for the three months ended March 31, 2007 and 2006, respectively. This increase was attributable to the liquidation of short-term investment portfolios to finance share repurchases. Capital expenditures, primarily for leasehold improvements and internal use software, totaled $33.1 million and $6.7 million in the three months ended March 31, 2007 and 2006, respectively. This increase relates primarily to the build-out of the Company’s new corporate headquarters at 7 World Trade Center.

Net cash used in financing activities was $334.1 million and $109.6 million for the three months ended March 31, 2007 and 2006, respectively. The Company borrowed $80 million under its revolving credit facility in the first quarter of 2007 to support share repurchases, build-out the new corporate headquarters at 7 World Trade Center and other operational activities. Spending for share repurchases totaled $442.6 million in the first quarter of 2007 versus $201.8 million in the first quarter of 2006. Dividends paid were $22.3 million and $20.4 million in the three months ended March 31, 2007 and 2006, respectively. The increase in dividends reflects a quarterly dividend paid of $0.08 per share in the first quarter of 2007 versus a quarterly dividend of $0.07 per share in the first quarter of 2006. These amounts were offset in part by proceeds from employee stock-based compensation plans of $21.5 million in the first quarter of 2007 and $51.1 million in the first quarter of 2006. Excess tax benefits from stock-based compensation plans were $29.7 million and $61.5 million for the three months ended March 31, 2007 and 2006, respectively. The decreases in proceeds from stock plans and the excess tax benefits relating to stock-based compensation plans is due primarily to a decrease in stock option exercise activity in the first quarter of 2007 versus the first quarter of 2006.

Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2007. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements.

The Company plans to incur approximately $105 million of costs to fit out its new corporate headquarters at 7 World Trade Center over the next year.

The Company currently intends to use a portion of its cash flow to pay dividends. On April 24, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on June 10, 2007 to shareholders of record at the close of business on May 20, 2007. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

The Company also currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. There is no established expiration date for this authorization. During August 2006, the Company had completed its previous $1 billion share repurchase program. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The Company may borrow from the credit facility or elsewhere to fund share repurchases. At March 31, 2007, Moody’s had $1.3 billion of share repurchase authority remaining under the current $2 billion program.

The Company entered into an operating lease agreement (the “Lease”) commencing on October 20, 2006 with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which will serve as Moody’s new headquarters. The Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7 World Trade Center. The additional base rent is approximately $106 million over a 20-year term.

In the first quarter of 2007, the Company borrowed $80 million under its Facility as described in the Indebtedness section below to support share repurchases, the build-out of Moody’s new corporate headquarters at 7 World Trade Center and other operational activities. In April 2007, after receipt of all necessary approvals relating to the execution of the expansion feature of the Facility, borrowing capacity was increased to $500 million.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the related agreement. At March 31, 2007, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio (as defined in the Facility), and were 8 basis points at March 31, 2007. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. In October 2006, Moody’s amended its Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150 million to $250 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150 million to $250 million. The Company also increased the expansion feature of the credit facility from $80 million to $340 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. In April 2007, after receipt of all necessary approvals relating to the execution of the expansion feature, borrowing capacity under the Facility was increased to $500 million. As of May 2, 2007, the Company had $360 million of borrowings outstanding under the Facility.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At March 31, 2007, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Off-Balance Sheet Arrangements

At March 31, 2007, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations and Other Matters

The following table presents payments due under the Company’s contractual obligations as of March 31, 2007:

(in millions)	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease obligations (1)	$774.0	$47.4	$95.2	$78.9	$552.5
Notes payable (2)	427.0	14.9	29.9	29.9	352.3
Purchase obligations (3)	75.8	68.9	5.5	1.4	—
Borrowings under revolving credit facility (4)	90.9	4.6	86.3	—	—
Capital lease obligations	5.8	1.9	2.9	1.0	—

Total (5)	$1,373.5	$137.7	$219.8	$111.2	$904.8

(1)	Includes the operating lease agreement, which commenced on October 20, 2006, between the Company and 7 World Trade Center, LLC for 589,945 square-feet located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which will serve as Moody’s new corporate headquarters in mid-to late-2007. On March 28, 2007 the lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7 World Trade Center. See “Future Cash Requirements” for further information.
(2)	Includes $127.0 million of interest that will accrue and be due from April 1, 2007 through September 30, 2015, when the notes mature.
(3)	Purchase obligations include approximately $60 million related to the build-out of Moody’s new corporate headquarters at 7 World Trade Center. Purchase obligations also include contracts for professional services, data processing services, telecommunication services and data back-up facilities.
(4)	Includes $0.2 million of accrued interest as of March 31, 2007 and $10.7 million of interest that will accrue and be due from April 1, 2007 through September 1, 2009, when the Facility expires. As of May 2, 2007, the Company had $360 million of borrowings outstanding under the Facility. See “Indebtedness” for further information.
(5)	The table above does not include the Company’s long-term tax reserves of $97.5 million, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On April 24, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on June 10, 2007 to shareholders of record at the close of business on May 20, 2007.

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

For Moody’s overall, the Company projects low-teens percent revenue growth for the full year 2007. This growth assumes foreign currency translation in 2007 at current exchange rates. Moody’s continues to expect the full-year operating margin, excluding the one-time gain on the sale of Moody’s 99 Church Street building from 2006 results, to decline by approximately 150 basis points in 2007 compared with 2006. This reflects investments to sustain business growth including: international expansion, improving analytical processes, pursuing ratings transparency and compliance initiatives, introducing new products, improving technology infrastructure and relocating Moody’s headquarters in New York City. The Company expects the quarterly spending pattern to differ from previous years, which could result in quarterly operating margins that differ materially from full-year expectations. Diluted earnings per share in 2007 are projected to be modestly lower compared to 2006. However, excluding the one-time gain on the building sale from 2006 results, the Company continues to project low-double-digit percent growth in 2007 diluted earnings per share.

In the U.S., Moody’s still projects low-double-digit percent revenue growth for the Moody’s Investors Service ratings and research business for the full year 2007. In the U.S. structured finance business, the Company now expects revenue for the year to rise in the high-single-digit percent range, including solid double-digit year-over-year percent growth in revenue from credit derivatives and commercial mortgage-backed securities ratings, partially offset by a decline in revenue from residential mortgage-backed securities ratings, including home equity securitization, in the low-teens percent range, which is a greater decline than the mid-single digit percent decline originally forecast.

In the U.S. corporate finance business, Moody’s now expects revenue growth in the mid-twenties percent range for the year, up from the previous expectation of low double-digit percent growth, largely due to a higher volume of leveraged transactions than previously anticipated.

In the U.S. financial institutions sector, the Company continues to expect revenue to grow in the low-teens percent range. For the U.S. public finance sector, Moody’s continues to forecast revenue for 2007 to grow modestly despite better performance in the first quarter, due to a softening of issuance in certain sectors, including healthcare, higher education and infrastructure. The Company continues to expect growth in the U.S. research business to be about twenty percent.

Outside the U.S. Moody’s still expects ratings revenue to grow in the high-teens percent range with high-teens percent growth across all major business lines, led by corporate finance revenue growth in Europe and Asia, financial institutions growth in Europe, and growth in international structured finance. The Company also now projects growth in the low twenties percent range for international research revenue.

For Moody’s KMV globally, the Company continues to expect growth in sales and revenue from credit risk assessment subscription products, credit decision processing software, and professional services. This should result in low-double-digit percent growth in revenue with greater growth in profitability.

Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis with changes in fair value recognized in earnings each reporting period. Items eligible for fair-value election include recognized financial assets and liabilities such as equity-method investments and investments in equity securities that do not have readily determinable fair values, written loan commitments, and certain warranties and insurance contracts where a warrantor or insurer is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, the election must be applied to individual instruments with certain restrictions, is irrevocable and must be applied to an entire instrument. Any upfront costs and fees related to the item elected for fair value must be recognized in earnings and cannot be deferred. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value will be recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company as of January 1, 2008. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that the adoption of this standard will have on its consolidated financial condition and results of operations.

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

Without limiting the generality of the foregoing, two specific tax matters are discussed below.

Royalty Expense Deductions

This matter related to the IRS’s stated intention to disallow certain royalty expense deductions claimed by Old D&B on its tax returns for the years 1993 through 1996 as well as the IRS’s intention to reallocate to Old D&B income and expense items that had been reported in a certain partnership tax return for 1996. These matters were settled with the IRS in a closing agreement executed in the third quarter of 2005 and accordingly, the Company reduced its reserve for this matter by $11.5 million. As of March 31, 2007, reserves of approximately $2 million remained. However, IMS Health and NMR disagreed with New D&B’s calculation of each party’s share of the liability. New D&B may commence arbitration proceedings against IMS Health and NMR to collect the $7.3 million that New D&B and Moody’s each were obligated to pay to the IRS on their behalf. Based upon the current understanding of the positions that New D&B and IMS Health may take, the Company believes it is likely that New D&B will prevail, but Moody’s cannot predict the outcome with certainty.

In the second quarter of 2006, Moody’s paid approximately $9 million for the state income tax liability connected with the terms of the October 2005 settlement with the IRS and reversed reserves of $1.5 million.

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

Should any such payments be made by New D&B related to either the April Examination Reports or any potential Examination Reports for future years, including years subsequent to the separation of Moody’s from New D&B, then pursuant to the terms of the 2000 Distribution Agreement, Moody’s would have to pay to New D&B its share. In addition, should New D&B discontinue claiming the amortization expense deductions on future tax returns, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits. New D&B had paid the discounted value of 50% of the future tax benefits from this transaction in cash to Moody’s at the Distribution Date. Moody’s estimates that the Company’s potential exposures at March 31, 2007 (including penalties and interest, net of tax) could be up to $126 million relating to the disallowance of amortization expense deductions. There could be additional potential exposures up to $200 million (including penalties and interest, net of tax) at March 31, 2007, relating to the reallocation of the partnership income and expense to Old D&B. Moody’s also could be obligated for future interest payments on its share of such liabilities.

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

For the three months ended March 31, 2006, the Company recorded a tax benefit of $0.9 million. For the three months ended March 31, 2007 and 2006, the Company recorded $1.0 million and $0.9 million of interest expense, respectively, related to its legacy tax matters. In accordance with the Company’s policy adopted in connection with the implementation of FIN No. 48, the interest recorded for the three months ended March 31, 2007 is recorded in interest expense. The interest recorded for the three months ended March 31, 2006 is recorded in the provision for income taxes. Moody’s total net legacy tax liabilities as of March 31, 2007 were $108 million and were recorded in other liabilities.

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

Over the past several years, U.S. regulatory and Congressional authorities have reviewed the suitability of continuing to use ratings in federal securities laws and, if such use is continued, the potential need for altering the regulatory framework under which rating agencies operate. This review ultimately resulted in the passage of the Credit Rating Agency Reform Act of 2006 (“Reform Act”) in September 2006. The stated objectives of the Reform Act are to foster competition, transparency and accountability in the credit rating industry. It makes changes to the SEC’s processes for designating rating agencies as NRSROs, and formalizes the framework through which the SEC oversees them. However, the legislation provides that the SEC shall not regulate the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. The Reform Act requires the SEC to issue final implementing rules by June 26, 2007. On February 5, 2007, the SEC published for comment its proposed rules, addressing registration, recordkeeping, financial reporting, policies for handling of material non-public information and managing conflicts of interest, and certain prohibitions against unfair, coercive or abusive practices. Moody’s, as well as other interested parties, submitted comments to the SEC on the proposed rules. Moody’s comment letters can be found on the Regulatory Affairs page of the Company’s website, www.moodys.com. Internationally, several regulatory developments have occurred:

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing on page 17 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, changes in the volume of debt and other securities issued in domestic and/or global capital markets; changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations; regulations to be adopted to implement the federal legislation recently adopted to require registration of Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the

Company, from time to time, may be named as a party; the ability of the Company to successfully integrate acquired businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10Q and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk since December 31, 2006. For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing on page 24 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.

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

There have been no material changes since December 31, 2006 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2007

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
January 1-31	559,199	$70.23	557,427	$1,723.4 million
February 1-28	844,641	$70.48	795,120	$1,667.2 million
March 1-31	5,571,248	$64.29	5,404,486	$1,319.8 million

Total	6,975,088		6,757,033

(1)	Includes the surrender to the Company of 1,772 shares in January; 49,521 shares in February; and 166,762 shares in March of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. There is no established expiration date for this authorization. During August 2006, the Company had completed its previous $1 billion share repurchase program, which had been authorized by the Board of Directors in October 2005.

During the first quarter of 2007, Moody’s repurchased 6.8 million shares, excluding 0.2 million shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, at an aggregate cost of $442.6 million and issued 2.2 million shares of stock under employee stock-based compensation plans. Since becoming a public company in October 2000 and through March 31, 2007, Moody’s has repurchased 91.2 million shares at a total cost of $3.3 billion, including 40.8 million shares to offset issuances under employee stock-based compensation plans.

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on four items at the Annual Meeting of Stockholders held on April 24, 2007:

1.	The election of two Class III directors of the Company each to serve a three-year term;

2.	The approval of the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan;

3.	The ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year 2007; and

4.	A stockholder proposal to elect each director annually.

At the Annual Meeting:

1.	The nominees for Class III directors to each serve a three-year term were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Basil L. Anderson	244,423,335	11,455,578
Raymond W. McDaniel, Jr.	248,292,822	7,586,091

The Company’s directors whose terms continued after the Annual Meeting are: Robert R. Glauber, Connie Mack, Nancy S. Newcomb, Ewald Kist, Henry A. McKinnell, Jr. and John K. Wulff.

2. The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan was approved as follows:

202,252,606	votes for approval
26,418,909	votes against
1,634,777	abstentions
25,572,621	broker non-votes

3. The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the year 2007 was ratified as follows:

250,426,410	votes for appointment
4,237,863	votes against
1,214,640	abstentions

4. The stockholder proposal to elect each director annually received the following votes:

113,431,742	votes for approval
115,112,229	votes against
1,762,321	abstentions
25,572,621	broker non-votes

Item 6.	Exhibits

Exhibits

Exhibit No.		Description
3		ARTICLES OF INCORPORATION AND BY-LAWS

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

10		MATERIAL CONTRACTS

	.1*	Form of Assumption Agreement among Moody’s Corporation, JP Morgan Chase Bank as Administrative Agent, and each lender signatory thereto. **

31		CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.
**	As permitted under the Company’s Credit Agreement dated as of September 1, 2004, the Company increased the aggregate amount of the Facility’s commitment from $160 million to $500 million by entering into assumption agreements with the several lenders. In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one such assumption agreement as the other agreements are substantially identical in all material respects except as to the parties thereto, the dates of execution and the amount of the assumed commitment of each respective lender, all of which are detailed in the Schedule to Exhibit 10.1.

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 3, 2007

By:	/s/ JOSEPH MCCABE
Joseph McCabe Senior Vice President and Corporate Controller (principal accounting officer)

Date: May 3, 2007