Form 10-Q
period 2007-06-30
MOODYS CORP /DE/
filed 2007-08-03
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2007
Common Stock, par value $0.01 per share	266.9 million

MOODY’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$646.1	$511.4	$1,229.1	$951.6
Expenses
Operating, selling, general and administrative	273.3	213.0	541.3	405.5
Depreciation and amortization	9.1	9.3	19.4	18.7

Total expenses	282.4	222.3	560.7	424.2

Operating income	363.7	289.1	668.4	527.4

Interest and other non-operating income, net	17.8	0.7	14.5	4.1

Income before provision for income taxes	381.5	289.8	682.9	531.5
Provision for income taxes	119.6	117.7	245.6	213.2

Net income	$261.9	$172.1	$437.3	$318.3

Earnings per share
Basic	$0.97	$0.60	$1.60	$1.10

Diluted	$0.95	$0.59	$1.56	$1.07

Weighted average shares outstanding
Basic	269.6	286.4	273.6	288.5

Diluted	276.0	293.7	280.4	296.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$361.6	$408.1
Short-term investments	13.4	75.4
Accounts receivable, net of allowances of $15.6 in 2007 and $14.5 in 2006	484.0	475.4
Other current assets	59.0	43.0

Total current assets	918.0	1,001.9
Property and equipment, net of accumulated depreciation of $120.7 in 2007 and $116.1 in 2006	162.8	62.0
Goodwill	179.8	176.1
Intangible assets, net of accumulated amortization of $42.5 in 2007 and $37.7 in 2006	61.6	65.7
Other assets	231.1	192.0

Total assets	$1,553.3	$1,497.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facility	$410.0	$—
Accounts payable and accrued liabilities	282.4	339.7
Deferred revenue	398.3	360.3

Total current liabilities	1,090.7	700.0
Non-current portion of deferred revenue	114.3	102.1
Notes payable	300.0	300.0
Other liabilities	314.2	228.2

Total liabilities	1,819.2	1,330.3

Contingencies (Note 10)
Shareholders’ (deficit) equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2007 and December 31, 2006	3.4	3.4
Capital surplus	380.6	345.7
Retained earnings	2,463.7	2,091.4
Treasury stock, at cost; 75,954,995 and 64,296,812 shares of common stock at June 30, 2007 and December 31, 2006, respectively	(3,110.0)	(2,264.7)
Accumulated other comprehensive loss	(3.6)	(8.4)

Total shareholders’ (deficit) equity	(265.9)	167.4

Total liabilities and shareholders’ equity	$1,553.3	$1,497.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$437.3	$318.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	19.4	18.7
Stock-based compensation expense	47.7	34.6
Excess tax benefits from stock-based compensation plans	(42.8)	(74.3)
Legacy tax	(52.3)	—
Changes in assets and liabilities:
Accounts receivable	(6.9)	2.6
Other current assets	3.3	25.1
Prepaid pension costs	—	2.3
Other assets	(9.5)	(50.5)
Accounts payable and accrued liabilities	(25.9)	(0.9)
Deferred revenue	47.1	46.4
Other liabilities	59.1	0.3

Net cash provided by operating activities	476.5	322.6

Cash flows from investing activities
Capital additions	(93.3)	(12.9)
Purchases of marketable securities	(177.7)	(338.8)
Sales and maturities of marketable securities	239.7	429.1
Cash paid for acquisitions, net of cash acquired	(5.1)	(2.0)

Net cash (used in) provided by investing activities	(36.4)	75.4

Cash flows from financing activities
Borrowings under revolving credit facility	410.0	—
Net proceeds from stock plans	41.4	70.5
Cost of treasury shares repurchased	(942.6)	(775.8)
Excess tax benefits from stock-based compensation plans	42.8	74.3
Payment of dividends	(43.9)	(40.3)
Payments under capital lease obligations	(0.9)	—

Net cash used in financing activities	(493.2)	(671.3)
Effect of exchange rate changes on cash and cash equivalents	6.6	10.5

Decrease in cash and cash equivalents	(46.5)	(262.8)
Cash and cash equivalents, beginning of the period	408.1	486.0

Cash and cash equivalents, end of the period	$361.6	$223.2

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

The condensed consolidated statements of operations include pre-tax compensation expense of $26.5 million and $20.7 million for the three months ended June 30, 2007 and 2006, respectively; and $47.7 million and $34.6 million for the six months ended June 30, 2007 and 2006, respectively, related to stock-based compensation plans. The total income tax benefit recognized in the income statement for stock-based compensation plans was $10.0 million and $7.8 million for the three months ended June 30, 2007 and 2006, respectively; and $18.2 million and $13.2 million for the six months ended June 30, 2007 and 2006, respectively. The amount of compensation expense capitalized in each of the three and six month periods ended June 30, 2007 and 2006 was $0.1 million.

The fair value of each employee stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on implied volatility from traded options as well as historical volatility. The risk-free interest rate is the rate in effect at the time of the grant based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity. The following weighted average assumptions were used for options granted during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected dividend yield	0.52%	0.39%	0.44%	0.44%
Expected stock volatility	29%	23%	23%	23%
Risk-free interest rate	4.52%	4.88%	4.78%	4.59%
Expected holding period	5.7 yrs	6.0 yrs	5.7 yrs	6.0 yrs

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

Under the 1998 Plan, 33,000,000 shares of the Company’s common stock have been reserved for issuance. The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”), which is shareholder approved, permits the granting of up to 28,600,000 shares, of which not more than 8,000,000 shares are available for grants of awards other than stock options. The 2001 Plan was amended and approved on April 24, 2007 at the annual shareholders meeting, increasing the number of shares reserved for issuance by 3,000,000 which are included in the aforementioned amounts. Both the 1998 Plan and the 2001 Plan (“Stock Plans”) provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board of Directors at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The Stock Plans also provide for the granting of restricted stock. Unlike the 1998 Plan, the 2001 Plan also provides that consultants to the Company or any of its affiliates are eligible to be granted options.

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

A summary of option activity as of June 30, 2007 and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	20.1	$30.48
Granted	2.9	72.53
Exercised	(2.3)	21.73
Forfeited or expired	(0.2)	53.35

Outstanding, June 30, 2007	20.5	$37.13	6.2 yrs	$548.0

Vested and unvested expected to vest, June 30, 2007	19.8	$36.23	6.1 yrs	$544.1

Exercisable, June 30, 2007	13.0	$24.76	4.9 yrs	$486.5

The weighted average grant date fair value per option of Moody’s options granted during the three months ended June 30, 2007 and 2006 was $21.37 and $23.70, respectively; and $22.64 and $19.97 for the six months ended June 30, 2007 and 2006, respectively. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the second quarter of 2007 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of June 30, 2007. This amount varies based on the fair value of Moody’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $108.5 million and $186.1 million, respectively. As of June 30, 2007, there was $103.1 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.4 years. Proceeds received from the exercise of stock options were $49.0 million and $74.2 million for the six months ended June 30, 2007 and 2006, respectively. The tax benefit realized from stock options exercised during the six months ended June 30, 2007 and 2006 was $43.0 million and $75.6 million, respectively.

At June 30, 2007, options outstanding of 19.6 million and 0.9 million were held by Moody’s employees and retirees and New D&B employees and retirees, respectively.

A summary of the status of the Company’s nonvested restricted stock as of June 30, 2007 and changes during the six months then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2006	1.7	$52.12
Granted	0.9	72.55
Vested	(0.6)	48.93
Forfeited	(0.1)	59.45

Balance, June 30, 2007	1.9	$63.22

The total fair value of shares vested during the six months ended June, 30 2007 and 2006 was $41.7 million and $27.0 million, respectively. As of June 30, 2007, there was $81.5 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.2 years. The tax benefit realized from the vesting of restricted stock during the six months ended June, 30 2007 and 2006 was $16.4 million and $10.7 million, respectively.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans. The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through a SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. On June 30, 2007, Moody’s had $0.8 billion of share repurchase authority remaining under the current $2 billion program. On July 30, 2007, the Board of Directors of the Company authorized an additional $2 billion share repurchase program. The Company will begin repurchasing shares under the new program upon completion of the $2 billion program authorized in June 2006. There is no established expiration date for either of these authorizations. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

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

3. INCOME TAXES

Moody’s Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on January 1, 2007 resulting in a reduction to retained earnings of $43.3 million. This reduction is comprised of a $32.9 million increase in the liability for unrecognized tax benefits and accrued interest of $17.3 million ($10.4 million, net of tax). As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s unrecognized tax benefits totaled $122.7 million of which $97.5 million represents the amount that, if recognized, would impact the effective income tax rate in future periods.

In the quarter ended June 30, 2007 the Company decreased its unrecognized tax benefits and associated accrued interest by $31.8 million and $18.9 million ($11.3 million, net of tax), respectively, due to developments with respect to Legacy Tax Matters for tax years 1997-2002 as more fully described below and in Note 10. The decrease to unrecognized tax benefits was recorded as a reduction to tax expense. The decrease in accrued interest was recorded as a reduction to interest expense. The Company also increased its unrecognized tax benefits by $21.7 million ($17.3 million, net of tax) and $30.9 million ($23.5 million, net of tax) in the three and six month periods ended June 30, 2007, respectively, related to a combination of legacy and other tax matters. As of June 30, 2007, the Company had $121.8 million of unrecognized tax benefits of which $89.2 million represents the amount that, if recognized, would impact the effective income tax rate in future periods.

The Company classifies interest related to unrecognized tax benefits in interest expense in its condensed consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. Prior to the adoption of FIN No. 48, interest expense and, if necessary, penalties associated with tax contingencies were recorded as part of the provision for income taxes. During the three and six month periods ended June 30, 2007, the Company accrued interest of $4.0 million and $7.6 million, respectively, related to uncertain tax positions. As of June 30, 2007 the amount of accrued interest recorded in the Company’s balance sheet related to uncertain tax positions was $25.7 million.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state and local and foreign jurisdictions. In June 2007, the Internal Revenue Service (“IRS”) concluded its examination of the Company’s federal income tax returns for 1997 through 2000 and issued Statutory Notices of Deficiency (“Notices”). Additional information pertaining to the Notices is provided in Note 10. Moody’s federal income tax returns filed for the years 2002 through 2005 remain subject to examination by the IRS. New York City income tax returns for 2001 through 2003 are currently under examination. New York City and New York State income tax returns are subject to examination for 2004 and 2005. Tax filings in the United Kingdom for 2001 and 2002 are currently under examination by the U.K. taxing authorities and for 2003 through 2005 remain open to examination.

Moody’s effective tax rate was 31.3% and 40.6% for the three month periods ended June 30, 2007 and 2006, respectively, which included a $27.3 million and $1.5 million net benefit related to Legacy Tax Matters, respectively; and 36.0% and 40.1% for the six month periods ended June 30, 2007 and 2006, respectively, which included a $27.3 million and $2.4 million net benefit related to Legacy Tax Matters, respectively.

4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic	269.6	286.4	273.6	288.5
Dilutive effect of shares issuable under stock-based compensation plans	6.4	7.3	6.8	8.1

Diluted	276.0	293.7	280.4	296.6

Options to purchase 5.5 million and 2.9 million common shares for the three months ended June 30, 2007 and 2006, respectively; and 5.6 million and 2.9 million common shares for the six months ended June 30, 2007 and 2006, respectively were outstanding but were not included in the computation of diluted weighted average shares outstanding because they were antidilutive.

The calculation of diluted earnings per share requires certain assumptions regarding the use of proceeds that would be received upon the exercise of stock options. These assumed proceeds include the excess tax benefit that would be received upon exercise of options outstanding as of June 30, 2007 and 2006, respectively. Assumed proceeds from excess tax benefits are based on deferred tax assets assumed to be calculated under the provisions of SFAS No. 123R.

5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and include auction rate certificates at December 31, 2006. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to 11 months and one month to 39 years as of June 30, 2007 and December 31, 2006, respectively. Unrealized holding gains and losses on available-for-sale securities, if any, would be included in accumulated other comprehensive income, net of applicable income taxes in the condensed consolidated financial statements. During the three and six months ended June 30, 2007 and 2006, there were no realized gains or losses from sales of available-for-sale securities.

Total interest income on cash and cash equivalents and short-term investments was $3.2 million and $4.7 million for the three months ended June 30, 2007 and 2006, respectively; and $8.6 million and $11.0 million for the six months ended June 30, 2007 and 2006, respectively.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2007			Year Ended December 31, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Beginning balance	$52.0	$124.1	$176.1	$28.0	$124.1	$152.1
Additions	3.7	—	3.7	23.2	—	23.2
Foreign currency translation adjustments	—	—	—	0.8	—	0.8

Ending balance	$55.7	$124.1	$179.8	$52.0	$124.1	$176.1

Intangible assets consisted of:

	June 30, 2007	December 31, 2006

Customer lists (11.2 year weighted average life)	$62.7	$62.5
Accumulated amortization	(29.2)	(26.8)

Net customer lists	33.5	35.7

MKMV trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(3.4)	(2.3)

Net trade secret	22.1	23.2

Other amortizable intangible assets (5.6 year weighted average life)	15.9	15.4
Accumulated amortization	(9.9)	(8.6)

Net other amortizable intangible assets	6.0	6.8

Total intangible assets, net	$61.6	$65.7

Amortization expense for the six months ended June 30, 2007 and 2006 was $4.8 million and $5.0 million, respectively.

Estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2007 (after June 30)	$4.8
2008	8.5
2009	7.6
2010	7.6
2011	7.3
Thereafter	25.8

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

Following are the components of net periodic expense related to the Post-Retirement Plans for the three and six months ended June 30, 2007 and 2006:

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Components of net periodic expense
Service cost	$3.4	$2.9	$0.2	$0.2
Interest cost	2.0	1.7	0.1	0.1
Expected return on plan assets	(2.3)	(2.1)	—	—
Amortization of net actuarial loss from earlier periods	0.6	0.8	—	—
Amortization of prior service costs	0.1	0.1	—	—

Net periodic expense	$3.8	$3.4	$0.3	$0.3

	Pension Plans		Other Post-Retirement Plans
	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Components of net periodic expense
Service cost	$6.2	$5.6	$0.4	$0.4
Interest cost	4.0	3.5	0.3	0.2
Expected return on plan assets	(4.5)	(4.2)	—	—
Amortization of net actuarial loss from earlier periods	1.1	1.6	—	—
Amortization of prior service costs	0.2	0.2	0.1	0.1

Net periodic expense	$7.0	$6.7	$0.8	$0.7

The Company made payments of $0.4 million to its unfunded pension plans during both the six months ended June 30, 2007 and 2006. The Company made payments of $0.2 million to its other post-retirement plans during the six months ended June 30, 2007 and made no significant payments to its other post-retirement plans during the six months ended June 30, 2006. The Company presently anticipates making payments of $0.6 million to its unfunded pension plans and $0.2 million to its other post-retirement plans during the remainder of 2007.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (“Earnings Coverage Ratio”), as defined in the related agreement. At June 30, 2007, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio, and were 8 basis points at June 30, 2007. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. In October 2006, Moody’s amended its Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150 million to $250 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150 million to $250 million. The Company also increased the expansion feature of the credit facility from $80 million to $340 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. In April 2007 after receipt of all necessary approvals relating to the execution of the expansion feature, borrowing capacity under the Facility was increased to $500 million.

As of June 30, 2007, the Company had borrowings outstanding of $410 million under the Facility, the proceeds of which were used to support share repurchases, the build-out of its new corporate headquarters at 7 World Trade Center and other operational activities. As of August 3, 2007, the Company had $500 million of borrowings outstanding under the Facility.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At June 30, 2007, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Moody’s interest expense on borrowings was $7.8 million, net of $0.7 million of capitalized interest, and $3.8 million for the three months ended June 30, 2007 and 2006, respectively; and $11.8 million, net of $0.7 million of capitalized interest, and $7.6 million for the six months ended June 30, 2007 and 2006, respectively.

10. CONTINGENCIES

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies based upon the latest information available.

Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities and other pending matters that it may determine to be appropriate. For matters except those related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When sufficient uncertainties exist, related to the outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FIN No. 48, adopted as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained, based on its technical merits, as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.

Legacy Contingencies

Moody’s continues to have exposure to certain potential liabilities assumed in connection with the 2000 Distribution (“Legacy Contingencies”). The following description of the relationships among Moody’s, New D&B and their predecessor entities is important in understanding the Legacy Contingencies that relate to tax matters (“Legacy Tax Matters”).

In November 1996, The Dun & Bradstreet Corporation separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated into two separate public companies: Old D&B and R.H. Donnelley Corporation. During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, Old D&B separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the condensed consolidated financial statements.

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. Old D&B and its predecessors also entered into a series of agreements covering the sharing of any liabilities for payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters, and certain other potential tax liabilities, all as described in such agreements. Further, in connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have agreed on the financial responsibility for any potential liabilities related to Legacy Tax Matters.

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of June 30, 2007, the Company continues to carry a reserve of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $11 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of approximately $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions and 1997-2002 IRS Deficiency Notices

This legacy tax matter, which was affected by developments in June 2007 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $7 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment is anticipated to be $6.8 million including interest, net of tax. The Company believes it has meritorious defenses to the deficiencies asserted in the Notices and does not believe that the outcome of this matter will be material to its financial results. The absence of any deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2000 and in companion Notices of Deficiency issued to New D&B for 2001 and 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording a net income benefit of $52.3 million in its second quarter. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes for the three and six months ended June 30, 2007; and (ii) a reduction of accrued interest expense and amounts due to New D&B, which increased other non-operating income by $31.9 million ($25.0 million, net of tax) for the three and six months ended June 30, 2007.

On the Distribution Date in 2000, New D&B paid Moody’s $55 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2002 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability. As of June 30, 2007, Moody’s liability with respect to this matter totals $51.1 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $56 million of these deposits ($24.4 million for New D&B and $31.6 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices and in companion Statutory Notices of Deficiency issued to New D&B for 2001 and 2002. The remaining $23.6 million ($15.3 million for New D&B and $8.3 million for Moody’s) will be left as deposits, and New D&B and Moody’s both anticipate seeking recovery of this balance.

At June 30, 2007, Moody’s has recorded liabilities for Legacy Tax Matters totaling $62.7 million. This includes deficiencies asserted in the Notices, which are subject to meritorious defenses and liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

11. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$261.9	$172.1	$437.3	$318.3
Other comprehensive income - derivative instruments	—	—	0.1	—
Other comprehensive income - foreign currency translation adjustment	3.9	7.2	3.9	8.4
Other comprehensive income- amortization of actuarial losses and prior service costs subsequent to the adoption of SFAS No. 158	0.4	—	0.8	—

Total comprehensive income	$266.2	$179.3	$442.1	$326.7

12. SEGMENT INFORMATION

Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV. The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

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

Below is financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue information by geographic area, each for the three and six month periods ended June 30, 2007 and 2006, and total assets by segment as of June 30, 2007 and December 31, 2006. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$608.2	$37.9	$646.1	$476.5	$34.9	$511.4
Operating, selling, general and administrative expenses	245.3	28.0	273.3	185.1	27.9	213.0
Depreciation and amortization	6.3	2.8	9.1	5.3	4.0	9.3

Operating income	356.6	7.1	363.7	286.1	3.0	289.1

Interest and other non-operating income, net			17.8			0.7

Income before provision for income taxes			381.5			289.8
Provision for income taxes			119.6			117.7

Net income			$261.9			$172.1

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$1,155.6	$73.5	$1,229.1	$884.4	$67.2	$951.6
Operating, selling, general and administrative expenses	485.0	56.3	541.3	352.7	52.8	405.5
Depreciation and amortization	13.0	6.4	19.4	10.6	8.1	18.7

Operating income	657.6	10.8	668.4	521.1	6.3	527.4

Interest and other non-operating income, net			14.5			4.1

Income before provision for income taxes			682.9			531.5
Provision for income taxes			245.6			213.2

Net income			$437.3			$318.3

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratings revenue:
Structured finance	$273.4	$216.2	$524.9	$390.6
Corporate finance	141.0	103.1	255.8	184.9
Financial institutions and sovereign risk	83.8	66.9	160.5	132.8
Public finance	32.0	28.4	61.4	54.0

Total ratings revenue	530.2	414.6	1,002.6	762.3
Research revenue	78.0	61.9	153.0	122.1

Total Moody’s Investors Service	$608.2	$476.5	$1,155.6	$884.4

Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$399.1	$328.1	$777.7	$607.0
International	247.0	183.3	451.4	344.6

Total	$646.1	$511.4	$1,229.1	$951.6

Revenue in Europe was $173.0 million and $128.7 million for the three months ended June 30, 2007 and 2006, respectively; and $318.7 million and $236.2 million for the six months ended June 30, 2007 and 2006, respectively.

Total Assets by Segment

	June 30, 2007			December 31, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Total assets by segment	$1,320.9	$232.4	$1,553.3	$1,255.8	$241.9	$1,497.7

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis with changes in fair value recognized in earnings each reporting period. Items eligible for fair-value election include recognized financial assets and liabilities such as equity-method investments and investments in equity securities that do not have readily determinable fair values, written loan commitments, and certain warranties and insurance contracts where a warrantor or insurer is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, the election must be applied to individual instruments with certain restrictions, is irrevocable and must be applied to an entire instrument. Any upfront costs and fees related to the item elected for fair value must be recognized in earnings and cannot be deferred. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value will be recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company as of January 1, 2008. The Company is currently determining the impact, if any, that the adoption of this standard will have on its consolidated financial position and results of operations.

14. SUBSEQUENT EVENT

On July 30, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on September 10, 2007 to shareholders of record at the close of business on August 20, 2007 and authorized an additional $2 billion share repurchase program. The Company will begin repurchasing shares under the new program upon completion of the $2 billion program authorized in June 2006. There is no established expiration date for either of these authorizations.

As of August 3, 2007, the Company had outstanding borrowings under the Facility of $500 million, as further discussed in Note 9 to the condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” on page 29 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and intangible assets, pension and other post-retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2006, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no other material changes to the Company’s critical accounting estimates except that the Company has begun to consider income taxes as a critical accounting estimate as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). Further information on income taxes is provided below.

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

Moody’s is subject to tax audits in various jurisdictions which involve legacy and other tax matters. The Company regularly assesses the likely outcomes of such audits in order to determine the appropriateness of its tax reserves. On January 1, 2007, upon the adoption of FIN No. 48, the Company adopted the accounting policy to classify interest related to income taxes as a component of interest expense in the Company’s consolidated financial statements and to classify associated penalties, if any, as part of other non-operating expenses. Prior to the adoption of FIN No. 48, the Company had classified interest related to income taxes and associated penalties as components of income tax expense. In accordance with FIN No. 48, prior period financial statements have not been reclassified for this change.

FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Upon the initial adoption of FIN No. 48, the Company recorded a reduction of its January 1, 2007 retained earnings of $43.3 million, which is comprised of $32.9 million of tax and accrued interest of $17.3 million ($10.4 million, net of tax). As the determination of FIN No. 48 liabilities and associated interest and penalties requires significant estimates to be made by the Company, there can be no assurance that the Company will accurately predict the outcomes of these audits, and thus, the eventual outcomes could have a material impact on the Company’s net income or financial condition.

Operating Segments

Moody’s Investors Service consists of four rating groups—structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from fees for the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets—and investor-oriented credit research, principally produced by the ratings groups, and economic commentary. For presentation purposes, Europe represents Europe, the Middle East and Africa, and public finance represents U.S. public finance only. Research primarily generates revenue from subscription sales. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the Moody’s KMV segment.

The Moody’s KMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

Total Company Results

Moody’s revenue for the second quarter of 2007 was $646.1 million, an increase of $134.7 million, or 26.3%, from $511.4 million for the second quarter of 2006. Favorable issuance conditions continued to support growth in the ratings groups, especially in global structured finance, corporate finance and financial institutions, which were the main contributors to the 27.9% increase in ratings revenue. Research and MKMV also contributed to Moody’s overall revenue growth increasing 26.0% and 8.6%, respectively.

Revenue in the United States totaled $399.1 million, representing growth of $71.0 million, or 21.6%, from $328.1 million in 2006. U.S. growth was driven by structured finance and corporate finance reflecting strong growth in ratings for credit derivatives, commercial mortgage backed securities and bank loans. Research, MKMV, public finance and financial institutions contributed to year-over-year growth as well.

Moody’s international revenue was $247.0 million, an increase of $63.7 million, or 34.8%, from $183.3 million in 2006. International ratings revenue grew $54.1 million versus the prior year, with 48.8% of the growth related to structured finance. All international lines of business grew at double-digit rates generally due to strong debt securities issuance. Foreign currency translation accounted for $8.9 million of international revenue growth.

Operating, selling, general and administrative expenses were $273.3 million, an increase of $60.3 million, or 28.3%, from $213.0 million in 2006. The largest contributor to this increase was compensation and benefits expense growth of approximately $38 million, reflecting salary and bonus increases coupled with higher staffing levels. Moody’s average staffing level was approximately 16% higher than during the same prior year period. The increases include hiring to support business growth primarily in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $5.8 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants. Increases in non-compensation expenses were due to higher rent and occupancy costs of approximately $12 million primarily related to the Company’s relocation to its new corporate headquarters at 7 World Trade Center and an increase in outside service fees of approximately $9 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $4 million of the year-to-year expense growth.

Operating income of $363.7 million rose $74.6 million, or 25.8%, from $289.1 million in the same period of 2006. Foreign currency translation increased operating income growth by approximately $5 million. Moody’s operating margin was 56.3% compared to 56.5% in 2006.

Moody’s reported $17.8 million of interest and other non-operating income, net compared with $0.7 million in 2006. Interest expense was $11.8 million and $3.8 million for the three months ended June 30, 2007 and 2006, respectively, with the increase related to interest on accrued tax reserves due to the adoption of FIN No. 48 as well as interest expense on borrowings under the revolving credit facility. Also, there was a $31.9 million ($25.0 million, net of tax) net reduction of amounts due to New D&B related to the “Amortization Expense Deductions” Legacy Tax Matters more fully described in Contingencies – Legacy Contingencies, below. Foreign exchange (losses) gains were ($1.4) and $0.5 million in 2007 and 2006, respectively.

Moody’s effective tax rate was 31.3% compared to 40.6% in 2006. The 2007 and 2006 tax rate included a $27.3 million and $1.5 million net benefit related to Legacy Tax Matters, respectively. (See Contingencies—Legacy Contingencies, below).

Net income was $261.9 million, compared to $172.1 million in 2006, an increase of $89.8 million, or 52.2%. Basic and diluted earnings per share were $0.97 and $0.95, respectively, compared to $0.60 and $0.59, respectively, in 2006. Excluding the legacy related tax adjustments of $52.3 million and $1.5 million in 2007 and 2006, respectively, net income increased $39.0 million, or 22.9%.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service was $608.2 million, up $131.7 million, or 27.6%, from $476.5 million in 2006. Ratings revenue accounted for $115.6 million, or 87.8%, of the increase, with growth largely from global structured finance and corporate finance. Favorable foreign currency exchange rates accounted for approximately $9 million of the growth.

Structured finance revenue was $273.4 million, an increase of $57.2 million, or 26.5%, from $216.2 million in 2006. Global credit derivatives ratings were the primary driver of structured finance revenue, increasing $29.9 million, or 41.1%, primarily due to deal acceleration of collateralized debt obligations (“CDO”) as well as continued strength in the collateralized loan obligation (“CLO”) market. Global commercial mortgage backed securities revenue of $49.0 million increased $18.1 million, or 58.6%, from $30.9 million in 2006. Global asset backed securities revenue of $55.0 million increased $7.8 million, or 16.5%, from the same period of 2006. International structured finance revenue grew $26.4 million, or 38.5%, year-over-year, with revenue growth in credit derivatives of 49.8%, residential mortgage backed securities of 25.8%, and commercial mortgage backed securities of 79.4% accounting for approximately $11 million, $3 million and $8 million, respectively, of the increase. U.S. structured finance revenue grew $30.8 million, or 20.9%, of which 62.3% was attributable to ratings for credit derivatives and 32.5% to commercial mortgage backed securities. U.S. residential mortgage backed securities revenue decreased approximately $4 million, or 10%, to $40.1 million.

Revenue for the corporate finance group was $141.0 million, up $37.9 million, or 36.8%, from $103.1 million in 2006. U.S. corporate finance revenue increased by $19.0 million, or 27.5%, primarily due to fees from bank loan ratings which increased $11.8 million, or 53.9%, and speculative grade bond ratings which increased $3.8 million, or 28.4%. Both of these increases were driven by robust issuance from leveraged buyouts and merger and acquisition activity. International corporate finance revenue increased $18.9 million, or 55.6%, largely due to growth in investment and speculative grade issuance in Europe. Price increases also contributed to year-over-year growth in global corporate finance revenue.

Financial institutions and sovereign risk revenue was $83.8 million, an increase of $16.9 million, or 25.3%, over $66.9 million in 2006. Internationally, financial institutions revenue increased by $8.8 million, or 26.4%, compared to the same prior year period with European banking accounting for most of the increase. In the U.S., financial institutions revenue grew by $8.1 million, or 24.1%, reflecting higher levels of issuance in all sectors, particularly in insurance and banking. Price increases also contributed to revenue growth.

Public finance revenue was $32.0 million, an increase of $3.6 million, or 12.7%, from $28.4 million for the same period in 2006. Revenue growth was influenced mainly by strong growth in refunding activity primarily in the health care, housing and higher education sectors of the business.

Research revenue was $78.0 million, an increase of $16.1 million, or 26.0%, from $61.9 million in 2006. Research revenue grew $8.9 million, or 26.2%, in the U.S. and $7.2 million, or 25.8%, internationally, with Europe accounting for 79.2% of the international growth. The growth was primarily driven by strong sales of Moody’s core research products to existing customers and growth in new customers.

Operating, selling, general and administrative expenses, including corporate expenses, were $245.3 million, an increase of $60.2 million, or 32.5%, from $185.1 million in 2006. Compensation and benefits expense accounted for approximately $35 million, or 58%, of the growth, reflecting salary and bonus increases coupled with higher staffing levels. The average staffing level was approximately 17% higher in 2007 versus the same period in 2006. The increases reflect hiring to support business growth, primarily in the U.S. and European ratings businesses, as well as in the corporate compliance and technology support functions. Stock-based compensation expense increased $5.6 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants. Increases in non-compensation expenses were due to higher rent and occupancy costs of approximately $12 million primarily related to the Company’s relocation to its new corporate headquarters at 7 World Trade Center and an increase in outside service fees of $9 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $4 million of the year-to-year expense growth.

Operating income of $356.6 million was up $70.5 million, or 24.6%, from $286.1 million in 2006. Foreign currency translation increased operating income growth by approximately $5 million.

Moody’s KMV

Revenue of $37.9 million was $3.0 million, or 8.6%, more than the same period in 2006 due to growth in risk subscriptions of $1.4 million, or 5.6%, and growth in software of $1.4 million, or 19.4%. International revenue accounted for 57.8% of its global revenue.

Operating, selling, general and administrative expenses were $28.0, an increase of $0.1 million, or 0.4%, from $27.9 million in 2006. Compensation and benefits expense increased approximately $2 million primarily reflecting salary increases coupled with increased staffing. Offsetting this increase was a $2.5 million benefit due to the favorable settlement of a sales and use tax audit. Operating income was $7.1 million compared with $3.0 million in 2006. Foreign currency translation did not have a significant year-to-year impact on MKMV results.

Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006

Consolidated Company Results

Moody’s revenue for the six months ended June 30, 2007 was $1,229.1 million, an increase of $277.5 million, or 29.2%, from $951.6 million for the same period last year. Moody’s achieved strong double-digit revenue growth in almost all lines of business and geographies.

Revenue in the United States was $777.7 million, an increase of $170.7 million, or 28.1%, from $607.0 million in 2006. Approximately $132 million, or 77%, of the U.S growth was driven by structured finance and corporate finance. U.S. financial institutions, research and public finance also contributed to year-over-year growth.

International revenue was $451.4 million, an increase of $106.8 million, or 31.0%, over $344.6 million in 2006. International ratings revenue grew $88.8 million versus the prior year, with 81.3% of the growth related to Europe where ratings for credit derivatives, residential mortgage backed securities and commercial mortgage backed securities were primary drivers of growth. European research and international Moody’s KMV also contributed to growth. Foreign currency translation positively impacted international revenue growth by approximately $18 million.

Operating, selling, general and administrative expenses were $541.3 million, an increase of $135.8 million, or 33.5%, from $405.5 million in 2006. The largest contributor to this increase was growth in compensation and benefits expense of approximately $92 million, reflecting salary and bonus increases coupled with higher staffing levels. Moody’s average staffing level was approximately 16% higher than during the same prior year period. The increases include hiring to support business growth primarily in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $13.1 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants. Increases in non-compensation expenses were due to higher rent and occupancy costs of approximately $24 million primarily related to the Company’s relocation to its new corporate headquarters at 7 World Trade Center and increases in outside service fees increased approximately $16 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $9 million of the year-to-year expense growth.

Operating income of $668.4 million rose $141.0 million, or 26.7%, from $527.4 million in the same period of 2006. Foreign currency translation increased operating income growth by approximately $9 million. Moody’s operating margin was 54.4% compared to 55.4% 2006.

Moody’s reported $14.5 million of interest and other non-operating income (expense), net compared with $4.1 million in 2006. Interest expense was $19.4 million and $7.6 million in 2007 and 2006, respectively, with the increase related to interest on accrued tax reserves due to the adoption of FIN No. 48 as well as interest expense on borrowings under the revolving credit facility. Also, there was a $31.9 million ($25.0 million, net of tax) net reduction of amounts due to new D&B related to the “Amortization Expense Deductions” legacy tax matter more fully described in Contingencies – Legacy Contingencies, below. Foreign exchange (losses) gains were ($1.4) million and $1.3 million in 2007 and 2006, respectively.

Moody’s effective tax rate was 36.0% compared to 40.1% in 2006. The 2007 and 2006 tax rate included a $27.3 million and $2.4 million net benefit related to Legacy Tax Matters, respectively (See Contingencies—Legacy Contingencies, below).

Net income was $437.3 million, an increase of $119.0 million, or 37.4%, from $318.3 million in 2006. Basic and diluted earnings per share were $1.60 and $1.56, respectively, compared to basic and diluted earnings per share of $1.10 and $1.07, respectively, in 2006. Excluding the legacy tax adjustments of $52.3 million and $2.4 million in 2007 and 2006, respectively, net income increased $69.1 million, or 21.9%.

Segment Results

Moody’s Investors Service

Revenue was $1,155.6 million, up $271.2 million, or 30.7%, from $884.4 million in 2006. Total ratings revenue increased $240.3 million, or 31.5%, to $1,002.6 million. Structured finance and corporate finance accounted for $205.2 million, or 85.4%, of total ratings growth. Foreign currency translation positively impacted revenue growth by approximately $19 million. Price increases also contributed to year-over-year growth in reported revenue.

Structured finance revenue was $524.9 million, an increase of $134.3 million, or 34.4%, from $390.6 million in 2006. Approximately $86 million, or 64%, of the increase was in the U.S., with the collateralized debt obligations and commercial mortgage backed sectors contributing approximately 89%. Other asset backed securities accounted for 6.5% of the U.S. revenue increase. International structured finance revenue grew approximately $49 million, or 40% year-over-year, with Europe contributing approximately $45 million. Foreign currency translation positively impacted international revenue growth by approximately $7 million. Global commercial mortgage backed revenue was $89.4 million, or 43.3%, more than prior year due to increased issuance and market coverage. Global credit derivative revenue was $204.1 million, an increase of 66.9% due to strong CDO and CLO issuance.

Corporate finance revenue was $255.8 million for the first six months of 2007, up $70.9 million or 38.3% from $184.9 million in the first six months of 2006. Revenue in the U.S. increased approximately $46 million, or 38.0%, due to issuance related growth in bank loan ratings and corporate bonds resulting from robust merger and acquisition and leveraged buyout activity. International corporate finance revenue increased $24.5 million, or 39.0%, due largely to increased corporate bond issuance and non-issuance related fees in Europe. Price increases also contributed to year-over-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $160.5 million, an increase of $27.7 million, or 20.9%, from $132.8 million in 2006. Revenue increased due to both issuance related and non-issuance related fees. In the U.S., revenue grew $12.2 million, or 19.0%, principally due to strength in the insurance and banking sectors. Internationally, revenue increased $15.5 million, or 22.6%, compared to the prior year period, primarily due to growth in ratings mandates within European banking. Price increases also contributed to year-over-year growth in global financial institutions revenue.

Public finance revenue was $61.4 million, an increase of $7.4 million, or 13.7%, from $54.0 million in 2006. Long term issuance increased due to growth in refunding activity as issuers continued to take advantage of low long-term rates.

Research revenue of $153.0 million was $30.9 million, or 25.3%, higher than the $122.1 million reported in 2006. The major components of this growth are credit research, content licensing and data and analytic tools. Revenue grew by $16.4 million, or 24.1%, in the U.S. and $14.5 million, or 26.8%, internationally with Europe accounting for 77.2% of international growth.

Operating, selling, general and administrative expenses, including corporate expenses, were $485.0 million, an increase of $132.3 million, or 37.5%, from $352.7 million in 2006. Compensation and benefits expense accounted for approximately

$84 million of the growth, reflecting salary and bonus increases coupled with higher staffing levels. The average staffing level was approximately 17% higher in 2007 versus 2006. The increase reflects hiring to support business growth, mainly in the U.S. and European ratings businesses, as well as the corporate compliance and technology support functions. Stock-based compensation expense increased $12.4 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants. Non-compensation expenses increased due to higher rent and occupancy costs of approximately $23 million related to the Company’s relocation to its new corporate headquarters at 7 World Trade Center and increases in outside service fees of approximately $16 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $8 million of the year-to-year expense growth.

Operating income of $657.6 million was up $136.5 million, or 26.2%, from $521.1 million in 2006. Foreign currency translation increased operating income growth by approximately $11 million.

Moody’s KMV

Revenue of $73.5 million was $6.3 million, or 9.4%, more than 2006 due to growth from risk subscriptions of $4.4 million, or 9.1%, and credit decisioning software products of $1.1 million, or 8.0%. International revenue accounted for 56.6% of its global revenue.

Operating, selling, general and administrative expenses were $56.3 million, an increase of $3.5 million, or 6.6%, from $52.8 million in 2006. Compensation and benefits expense increased approximately $8 million primarily reflecting salary increases coupled with increased staffing as well as an approximate $3 million reduction of certain employee obligations reflected in 2006. Offsetting this increase was a $2.5 million benefit due to the favorable settlement of a sales and use tax audit. A $1.8 million charge was also recorded in connection with a non-income tax matter in the first quarter of 2006. Operating income was $10.8 million compared with $6.3 million in 2006. Currency translation did not have a significant year-to-year impact on results.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. Net cash provided by operating activities was $476.5 million and $322.6 million for the six months ended June 30, 2007 and 2006, respectively. The Company borrowed $410 million during the six months ended June 30, 2007.

Moody’s net cash provided by operating activities in 2007 increased by $153.9 million compared with 2006. Growth in net income contributed $119.0 million to cash provided by operating activities. The increase in stock-based compensation expense positively impacted cash flow from operations by $13.1 million. Accounts receivable grew approximately 2% in the first half of 2007 compared with no growth in the first half of 2006. This resulted in accounts receivable decreasing the first half of 2007 cash flow from operations by approximately $10 million compared to 2006. The impact on cash flows of excess tax benefits from stock-based compensation plans decreased to $42.8 million from $74.3 million in 2006 due to fewer stock option exercises in 2007 compared with 2006. The favorable non-cash resolution of a legacy tax matter in the second quarter of 2007 negatively impacted operating cash flow by $52.3 million compared to net income. The $21.8 million reduction in cash flows from changes in other current assets is primarily due to the receipt of approximately $16 million from New D&B related to issuer-based tax deductions in 2006. Furthermore, the $41.0 million change in cash flows associated with other assets is primarily due to a payment made in the first quarter of 2006 of approximately $40 million to the IRS relating to Amortization Expense Deductions, as discussed in Note 10 to the condensed consolidated financial statements. Operating cash flow was negatively impacted by $25.0 million due to changes in accounts payable and accrued liabilities. This is primarily due to a decrease in net accrued income taxes of approximately $53 million offset by increases in other accrued liabilities of approximately $28 million, mostly attributable to an increase in incentive compensation. Changes in other liabilities contributed $58.8 million to operating cash flow and was due to an increase in FIN No. 48 reserves of approximately $24 million, a cash receipt of approximately $15 million related to a tenant allowance associated with the move of the Company’s corporate headquarters to 7 World Trade Center, and an increase in the deferred rent liability for 7 World Trade Center of approximately $12 million.

The following changes in other current assets, other assets and other liabilities are significant non-cash transactions that occurred during the quarter which do not impact earnings and are not reflected within the changes in assets and liabilities in the condensed consolidated statements of cash flows:

•	An increase to other liabilities of approximately $38 million and other assets of approximately $8 million relating to the adoption of FIN No. 48

•

A net increase of approximately $19 million in other current assets and approximately $34 million in other liabilities, in connection with a tenant allowance associated with the move of the Company’s corporate headquarters to 7 World Trade Center

•	An increase of approximately $16 million in other assets and other liabilities associated with a change in the tax accounting method for deferred revenue

Net cash (used in) provided by investing activities was ($36.4) million and $75.4 million for the six months ended June 30, 2007 and 2006, respectively. Net sales and maturities in short-term investments was $62.0 million and $90.3 million for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures, primarily for leasehold improvements and internal use software, totaled $93.3 million and $12.9 million in the six months ended June 30, 2007 and 2006, respectively. This increase relates primarily to the build-out of the Company’s new corporate headquarters at 7 World Trade Center.

Net cash used in financing activities was $493.2 million and $671.3 million for the six months ended June 30, 2007 and 2006, respectively. The Company borrowed $410 million under its revolving credit facility in the first half of 2007 to support share repurchases, build-out of the new corporate headquarters at 7 World Trade Center and other operational activities. Spending for share repurchases totaled $942.6 million in the first half of 2007 versus $775.8 million in the first half of 2006. Dividends paid were $43.9 million and $40.3 million in the six months ended June 30, 2007 and 2006, respectively. The increase in dividends reflects a quarterly dividend paid of $0.08 per share in the first half of 2007 versus a quarterly dividend of $0.07 per share in the first half of 2006. These amounts were offset in part by proceeds from employee stock-based compensation plans of $41.4 million in the first half of 2007 and $70.5 million in the first half of 2006. Excess tax benefits from stock-based compensation plans were $42.8 million and $74.3 million for the six months ended June 30, 2007 and 2006, respectively. The decreases in proceeds from stock plans and the excess tax benefits relating to stock-based compensation plans is due primarily to a decrease in stock option exercise activity in the first half of 2007.

Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2007. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements.

The Company plans to incur approximately $65 million of costs to build out its new corporate headquarters at 7 World Trade Center over the next year.

The Company currently intends to use a portion of its cash flow to pay dividends. On July 30, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on September 10, 2007 to shareholders of record at the close of business on August 20, 2007. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

The Company also currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. During August 2006, the Company had completed its previous $1 billion share repurchase program. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The Company may borrow from the revolving credit facility or elsewhere to fund share repurchases. At June 30, 2007, Moody’s had $0.8 billion of share repurchase authority remaining under the current $2 billion program. On July 30, 2007, the Board of Directors of the Company authorized an additional $2 billion share repurchase program. The Company will begin repurchasing shares under the new program upon completion of the $2 billion program authorized in June 2006. There is no established expiration date for either of these authorizations.

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

In the first half of 2007, the Company borrowed $410 million under its Facility as described in the Indebtedness section below to support share repurchases, the build-out of Moody’s new corporate headquarters at 7 World Trade Center and other operating activities.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “Facility”) in an aggregate principal amount of $160 million that expires in September 2009. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate plus a premium that can range from 17 basis points to 47.5 basis points depending on the Company’s ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the related agreement. At June 30, 2007, such premium was 17 basis points. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees can range from 8 basis points of the Facility amount to 15 basis points, depending on the Company’s Earnings Coverage Ratio (as defined in the Facility), and were 8 basis points at June 30, 2007. Under the Facility, the Company also pays a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding under the Facility exceeds 50% of the Facility. In October 2006, Moody’s amended its Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150 million to $250 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150 million to $250 million. The Company also increased the expansion feature of the credit facility from $80 million to $340 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. In April 2007, after receipt of all necessary approvals relating to the execution of the expansion feature, borrowing capacity under the Facility was increased to $500 million. As of August 3, 2007, the Company had $500 million of borrowings outstanding under the Facility.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchase and other strategic opportunities, which would result in higher financing costs.

The Notes and the Facility (the “Agreements”) contain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements. The Facility also contains financial covenants that, among other things, require the Company to maintain an Interest Coverage Ratio, as defined in the agreement, of not less than 3 to 1 for any period of four consecutive fiscal quarters, and an Earnings Coverage Ratio, as defined in the agreement, of not more than 4 to 1 at the end of any fiscal quarter. At June 30, 2007, the Company was in compliance with such covenants. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the Agreements, all loans outstanding under the Agreements (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the Agreements may be terminated. In addition, certain other events of default under the Agreements would automatically result in amounts outstanding becoming immediately due and payable and all commitments being terminated.

Moody’s interest expense on borrowings was $7.8 million, net of $0.7 million of capitalized interest, and $3.8 million for the three months ended June 30, 2007 and 2006, respectively; and $11.8 million, net of $0.7 million of capitalized interest, and $7.6 million for the six months ended June 30, 2007 and 2006, respectively.

Off-Balance Sheet Arrangements

At June 30, 2007, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations and Other Matters

The following table presents payments due under the Company’s contractual obligations as of June 30, 2007:

(in millions)	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease obligations (1)	$789.0	$54.3	$104.9	$83.3	$546.5
Notes payable (2)	427.0	14.9	29.9	29.9	352.3
Purchase obligations (3)	52.7	41.9	8.1	2.7	—
Borrowings under revolving credit facility (4)	464.9	27.3	437.6	—	—
Capital lease obligations	5.5	1.9	2.9	0.7	—

Total (5)	$1,739.1	$140.3	$583.4	$116.6	$898.8

(1)	Includes the operating lease agreement, which commenced on October 20, 2006, between the Company and 7 World Trade Center, LLC for 589,945 square-feet located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which will serve as Moody’s new corporate headquarters in mid-to-late 2007. On March 28, 2007 the lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7 World Trade Center. See “Future Cash Requirements” for further information.
(2)	Includes $3.7 million of accrued interest as of June 30, 2007 and $123.3 million of interest that will accrue and be due from July 1, 2007 through September 30, 2015, when the notes mature.
(3)	Purchase obligations include approximately $30 million, excluding approximately $19 million of accrued liabilities, related to the build-out of Moody’s new corporate headquarters at 7 World Trade Center. Purchase obligations also include contracts for professional services, data processing and telecommunication services, and data back-up facilities.
(4)	Includes $3.7 million of accrued interest and fees as of June 30, 2007 and $51.2 million of interest and fees, based on borrowings outstanding at June 30, 2007, that will accrue and be due from July 1, 2007 through September 1, 2009, when the Facility expires. As of August 3, 2007, the Company had $500 million of borrowings outstanding under the Facility. See “Indebtedness” for further information.
(5)	The table above does not include the Company’s long-term tax reserves of $89.2 million, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On July 30, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on September 10, 2007 to shareholders of record at the close of business on August 20, 2007.

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

For Moody’s overall, the Company projects that revenue growth for the full year will meet the lower end of the previous guidance, or mid-teens percent revenue growth for the full year 2007. This growth assumes foreign currency translation in 2007 at current exchange rates. Moody’s expects the full-year operating margin, excluding the one-time gain on the sale of Moody’s 99 Church Street building from 2006 results, to decline by approximately 150 basis points in 2007 compared with 2006. This reflects investments to sustain business growth including: international expansion, improving analytical processes, pursuing ratings transparency and compliance initiatives, introducing new products, improving technology infrastructure and relocating Moody’s headquarters in New York City. The Company expects the quarterly spending pattern to differ from previous years, which could result in quarterly operating margins that differ materially from full-year expectations. Diluted earnings per share in 2007 are now projected to be moderately higher compared to 2006. However, excluding the one-time gain on the building sale from 2006 results and the impacts of adjustments related to legacy tax matters in 2006 and 2007, the Company continues to project that full year 2007 diluted earnings per share will meet the previous guidance, or low- to mid-teens percent growth.

In the U.S., Moody’s now projects low double digit percent revenue growth for the Moody’s Investors Service ratings and research business for the full year 2007. In the U.S. structured finance business, the Company now expects revenue for the year to rise in the mid-single digit percent range, including low twenties percent growth in commercial mortgage-backed securities ratings and low teens percent growth in credit derivatives ratings, offset by a decline in revenue from U.S. residential mortgage-backed securities ratings, including home equity securitization, in the high-teens percent range, which is a greater decline than previously forecast.

In the U.S. corporate finance business, Moody’s continues to expect revenue growth for the year in the mid-twenties percent range. This assumption anticipates solid but decelerating growth from rating corporate loans partially offset by moderately slower revenue growth in speculative bond ratings.

In the U.S. financial institutions sector, the Company now expects revenue to grow in the mid-teens percent range, up from previous guidance of low-teens percent range. For the U.S. public finance sector, Moody’s continues to forecast revenue for 2007 to grow modestly despite better performance in the first half, due to an expected softening of issuance in certain sectors, including healthcare, higher education and infrastructure. The Company continues to expect growth in the U.S. research business to be about twenty percent.

Outside the U.S., Moody’s still expects ratings revenue to grow in the low twenty percent range with high-teens to low-twenty percent growth across all major business lines, led by growth in Europe of structured finance and financial institutions. The Company also now projects growth in the mid- to high-twenties percent range for international research revenue.

For Moody’s KMV globally, the Company continues to expect growth in sales and revenue from credit risk assessment subscription products, credit decision processing software, and professional services. This should result in low-double-digit percent growth in revenue with greater growth in profitability.

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies based upon the latest information available.

Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities and other pending matters that it may determine to be appropriate. For matters except those related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When sufficient uncertainties exist, related to the outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FIN No. 48, adopted as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained, based on its technical merits, as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation will not have a material adverse effect on Moody’s financial position, results of operations or cash flows, subject to the contingencies described below.

Legacy Contingencies

Moody’s continues to have exposure to certain potential liabilities assumed in connection with the 2000 Distribution (“Legacy Contingencies”). The following description of the relationships among Moody’s, New D&B and their predecessor entities is important in understanding the Legacy Contingencies that relate to tax matters (“Legacy Tax Matters”).

In November 1996, The Dun & Bradstreet Corporation separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation and Cognizant Corporation (“Cognizant”). In June 1998, The Dun & Bradstreet Corporation separated into two separate public companies: Old D&B and R.H. Donnelley Corporation. During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated (“IMS Health”) and Nielsen Media Research, Inc. (“NMR”). In September 2000, Old D&B separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the condensed consolidated financial statements.

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business, including through tax-free restructurings of both their foreign and domestic operations. These initiatives are subject to normal review by tax authorities. Old D&B and its predecessors also entered into a series of agreements covering the sharing of any liabilities for payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters, and certain other potential tax liabilities, all as described in such agreements. Further, in connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have agreed on the financial responsibility for any potential liabilities related to Legacy Tax Matters.

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of June 30, 2007, the Company continues to carry a reserve of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $11 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of approximately $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions and 1997-2002 IRS Deficiency Notices

This legacy tax matter, which was affected by developments in June 2007 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $7 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment is anticipated to be $6.8 million including interest, net of tax. The Company believes it has meritorious defenses to the deficiencies asserted in the Notices and does not believe that the outcome of this matter will be material to its financial results. The absence of any deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2000 and in companion Notices of Deficiency issued to New D&B for 2001 and 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording a net income benefit of $52.3 million in its second quarter. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes for the three and six months ended June 30, 2007; and (ii) a reduction of accrued interest expense and amounts due to New D&B, which increased other non-operating income by $31.9 million ($25.0 million, net of tax) for the three and six months ended June 30, 2007.

On the Distribution Date in 2000, New D&B paid Moody’s $55 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2002 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability. As of June 30, 2007, Moody’s liability with respect to this matter totals $51.1 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $56 million of these deposits ($24.4 million for New D&B and $31.6 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices and in companion Statutory Notices of Deficiency issued to New D&B for 2001 and 2002. The remaining $23.6 million ($15.3 million for New D&B and $8.3 million for Moody’s) will be left as deposits, and New D&B and Moody’s both anticipate seeking recovery of this balance.

At June 30, 2007, Moody’s has recorded liabilities for Legacy Tax Matters totaling $62.7 million. This includes deficiencies asserted in the Notices, which are subject to meritorious defenses and liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

Regulation

In the United States, since 1975, Moody’s Investors Service has been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the Securities and Exchange Commission (“SEC”) through its “no action letter” process. The SEC first applied the NRSRO designation in that year to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress (including in certain mortgage-related legislation), the SEC (including in certain of its regulations under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended and the Investment Company Act of 1940, as amended) and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities. Moody’s Investors Service has also voluntarily registered with the SEC as a NRSRO under the Investment Advisers Act of 1940, as amended.

In September 2006, the Credit Rating Agency Reform Act of 2006 (“Reform Act”) was passed, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs and have their ratings used in federal securities laws, and also formalized the framework through which the SEC oversees such NRSROs. However, the legislation provides that the SEC shall not regulate the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published final rules to implement the Reform Act, which address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices.

On June 26, 2007, Moody’s submitted to the SEC its application for registration as an NRSRO. The SEC has 90 days from the date of submission to review the application and render its decision. Moody’s pre-existing NRSRO status remains in effect while its application under the SEC’s new rules is pending. Once registered as an NRSRO under the SEC’s new rules, Moody’s would be registered under the Securities Exchange Act of 1934 and would be subject to the SEC’s oversight rules described above.

Internationally, several regulatory developments have occurred:

IOSCO—In December 2004, the Technical Committee of the International Organization of Securities Commissions (“IOSCO”) published its Code of Conduct Fundamentals for Credit Rating Agencies (“IOSCO Code”). In June 2005, Moody’s Investors Service published its Code of Professional Conduct (“Moody’s Code”) pursuant to the IOSCO Code. Moody’s Code can be found on the Regulatory Affairs page of the Company’s website.

European Union—The European Commission (“Commission”) stated in January 2006 and again in January 2007 that recent European Union (“EU”) financial services legislative measures that are relevant to credit rating agencies, combined with a self-regulatory framework for rating agencies based on the IOSCO Code, provided a suitable framework for the oversight of rating agencies and that no legislative actions were required at the time. The Committee of European Securities Regulators (“CESR”) has been charged with monitoring rating agencies’ compliance with the IOSCO Code and reporting back to the Commission regularly. CESR conducted its first annual review to assess such compliance during 2006 and published its report in January 2007. CESR concluded that four internationally active rating agencies operating in the EU, including Moody’s, are largely compliant with the IOSCO Code, and it identified a few areas where it believed rating agencies could improve their processes and disclosures and where the IOSCO Code could be improved. CESR has commenced its 2007 review, in which it will evaluate the areas identified in its 2006 report, the impact of the Reform Act on the rating business in the European Union and the rating process related to structured finance instruments. CESR plans to publish its 2007 report in mid-2008.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published a new bank capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies (called External Credit Assessment Institutions or “ECAIs”) can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities began to implement these aspects of Basel II in 2007 and are expected to continue the implementation process through 2010. Moody’s has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. At this time, Moody’s cannot predict the long-term impact of Basel II on the manner in which the Company conducts its business. However, Moody’s does not currently believe that Basel II will materially affect its financial position or results of operations.

Other legislation and regulation relating to credit rating and research services has been considered from time to time by local, national and multinational bodies and is likely to be considered in the future. In certain countries, governments may provide financial or other support to locally-based rating agencies. In addition, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could significantly change the competitive landscape in which Moody’s operates. In addition, the legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of Moody’s cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing on page 17 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations; regulations relating to the oversight of Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those tax and legal contingencies that relate to Old D&B, its predecessors and their affiliated companies for which the Company has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate acquired businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10Q and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities, and other pending matters that it may determine to be appropriate. For matters, except those related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FIN No. 48, adopted as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing on page 26 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2007

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
April 1-30	3,733,196	$63.49	3,732,949	$1,082.8 million
May 1-31	2,406,285	$67.22	2,405,521	$921.0 million
June 1-30	1,549,551	$65.36	1,549,180	$819.8 million

Total	7,689,032		7,687,650

(1)	Includes the surrender to the Company of 247 shares in April; 764 shares in May; and 371 shares in June of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On June 5, 2006, the Board of Directors authorized a $2 billion share repurchase program. There is no established expiration date for this authorization. During August 2006, the Company had completed its previous $1 billion share repurchase program, which had been authorized by the Board of Directors in October 2005.

During the second quarter of 2007, Moody’s repurchased 7.7 million shares, at an aggregate cost of $500.0 million and issued 0.8 million shares under employee stock-based compensation plans.

On July 30, 2007, the Board of Directors of the Company authorized an additional $2 billion share repurchase program. The Company will begin repurchasing shares under the new program upon completion of the $2 billion program authorized in June 2006. There is no established expiration date for either of these authorizations.

Item 4. Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2007.

Item 6. Exhibits

Exhibits

Exhibit No.			Description
3			ARTICLES OF INCORPORATION AND BY-LAWS

	.1		Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

	.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

31			CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1	*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2	*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32			CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 3, 2007

By:	/s/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)

Date: August 3, 2007