Form 10-Q
period 2007-09-30
MOODYS CORP /DE/
filed 2007-11-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14037

Moody’s Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3998945
(State of Incorporation)	(I.R.S. Employer Identification No.)

7 World Trade Center at 250 Greenwich Street, New York, N.Y.	10007
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer    ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2007
Common Stock, par value $0.01 per share	258.4 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2007 and 2006	3
	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2007 and December 31, 2006	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 6.	Exhibits	36-37
SIGNATURES		38
Exhibits
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$525.0	$495.5	$1,754.1	$1,447.1
Expenses
Operating, selling, general and administrative	262.9	216.9	804.2	622.4
Depreciation and amortization	11.6	9.8	31.0	28.5

Total expenses	274.5	226.7	835.2	650.9

Operating income	250.5	268.8	918.9	796.2

Interest (expense) income, net	(11.2)	(1.1)	(9.0)	2.3
Other non-operating income (expense), net	2.2	(2.0)	14.5	(1.3)

Income before provision for income taxes	241.5	265.7	924.4	797.2
Provision for income taxes	104.6	108.7	350.2	321.9

Net income	$136.9	$157.0	$574.2	$475.3

Earnings per share
Basic	$0.52	$0.56	$2.13	$1.66

Diluted	$0.51	$0.55	$2.08	$1.61

Weighted average shares outstanding
Basic	262.2	280.7	269.8	287.1

Diluted	267.6	287.9	276.1	294.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$421.1	$408.1
Short-term investments	4.6	75.4
Accounts receivable, net of allowances of $17.1 in 2007 and $14.5 in 2006	393.1	475.4
Other current assets	51.8	43.0

Total current assets	870.6	1,001.9
Property and equipment, net of accumulated depreciation of $130.2 in 2007 and $116.1 in 2006	218.4	62.0
Goodwill	179.7	176.1
Intangible assets, net of accumulated amortization of $45.0 in 2007 and $37.7 in 2006	59.6	65.7
Other assets	223.3	192.0

Total assets	$1,551.6	$1,497.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving credit facilities	$400.0	$—
Accounts payable and accrued liabilities	317.4	339.7
Deferred revenue	368.4	360.3

Total current liabilities	1,085.8	700.0
Non-current portion of deferred revenue	120.5	102.1
Notes payable	600.0	300.0
Other liabilities	354.8	228.2

Total liabilities	2,161.1	1,330.3

Contingencies (Note 10)
Shareholders’ (deficit) equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2007 and December 31, 2006	3.4	3.4
Capital surplus	378.9	345.7
Retained earnings	2,579.5	2,091.4
Treasury stock, at cost; 84,519,021 and 64,296,812 shares of common stock at September 30, 2007 and December 31, 2006, respectively	(3,572.3)	(2,264.7)
Accumulated other comprehensive income (loss)	1.0	(8.4)

Total shareholders’ (deficit) equity	(609.5)	167.4

Total liabilities and shareholders’ equity	$1,551.6	$1,497.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$574.2	$475.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	31.0	28.5
Stock-based compensation expense	71.2	54.6
Excess tax benefits from stock-based compensation plans	(47.3)	(85.3)
Legacy tax	(52.3)	—
Changes in assets and liabilities:
Accounts receivable	87.2	68.1
Other current assets	2.3	23.6
Other assets	(23.0)	(60.3)
Accounts payable and accrued liabilities	15.8	42.6
Deferred revenue	21.2	19.1
Other liabilities	89.3	3.0

Net cash provided by operating activities	769.6	569.2

Cash flows from investing activities
Capital additions	(145.8)	(21.2)
Purchases of marketable securities	(177.6)	(347.5)
Sales and maturities of marketable securities	248.5	431.9
Cash paid for acquisitions, net of cash acquired	(4.3)	(14.7)

Net cash (used in) provided by investing activities	(79.2)	48.5

Cash flows from financing activities
Borrowings under revolving credit facilities	1,000.0	—
Repayments of borrowings under revolving credit facilities	(600.0)	—
Issuance of notes	300.0	—
Net proceeds from stock plans	52.8	86.0
Cost of treasury shares repurchased	(1,427.0)	(944.0)
Excess tax benefits from stock-based compensation plans	47.3	85.3
Payment of dividends	(64.7)	(59.9)
Payments under capital lease obligations	(1.6)	—

Net cash used in financing activities	(693.2)	(832.6)
Effect of exchange rate changes on cash and cash equivalents	15.8	10.5

Increase (decrease) in cash and cash equivalents	13.0	(204.4)
Cash and cash equivalents, beginning of the period	408.1	486.0

Cash and cash equivalents, end of the period	$421.1	$281.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s Corporation (“Moody’s” or the “Company”) is a provider of (i) credit ratings, research and analysis covering fixed income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s operates in two reportable segments: Moody’s Investors Service (“MIS”) and Moody’s KMV (“MKMV”). MIS publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit information, research and economic commentary, including in-depth research on major issuers, industry studies, special comments and credit opinion handbooks. The MKMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2006 annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Presented below is a summary of the stock compensation cost and associated tax benefit in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock compensation cost	$23.5	$20.0	$71.2	$54.6
Tax benefit	$9.0	$7.7	$27.2	$20.9

The fair value of each employee stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on an assessment of implied volatility from traded options as well as historical volatility. The risk-free interest rate is based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity. The following weighted average assumptions were used for options granted during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Expected dividend yield	0.52%		0.51%		0.44%		0.44%
Expected stock volatility	35%		26%		23%		23%
Risk-free interest rate	4.79%		5.12%		4.78%		4.59%
Expected holding period	5.7	yrs	6.0	yrs	5.7	yrs	6.0	yrs
Grant date fair value	$24.38		$19.12		$22.65		$19.97

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

Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”), which is shareholder approved, permits the granting of up to 28.6 million shares, of which not more than 8.0 million shares are available for grants of awards other than stock options. The 2001 Plan was amended and approved at the annual shareholders meeting on April 24, 2007, increasing the number of shares reserved for issuance by 3.0 million which are included in the aforementioned amounts. Both the 1998 Plan and the 2001 Plan (“Stock Plans”) provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board of Directors at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The Stock Plans also provide for the granting of restricted stock.

The Company maintains a stock plan for its Board of Directors, the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors’ Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined by the Board of Directors at the date of the grant and is generally one year for options and three years for restricted stock. Under the Directors’ Plan, 0.8 million shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors’ Plan.

A summary of option activity as of September 30, 2007 and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	20.1	$30.48
Granted	2.9	72.51
Exercised	(2.7)	21.24
Forfeited or expired	(0.4)	55.57

Outstanding, September 30, 2007	19.9	$37.43	6.0 yrs	$355.8

Vested and expected to vest, September 30, 2007	19.3	$36.53	5.9 yrs	$354.0

Exercisable, September 30, 2007	12.5	$25.00	4.7 yrs	$326.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the third quarter of 2007 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of September 30, 2007. This amount varies based on the fair value of Moody’s stock. As of September 30, 2007, there was $90.8 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information relating to stock option exercises:

	Nine Months Ended September 30,
	2007	2006
Proceeds from stock option exercises	$57.9	$87.7
Aggregate intrinsic value	$122.9	$218.5
Tax benefit realized upon exercise	$47.8	$88.4

A summary of the status of the Company’s nonvested restricted stock as of September 30, 2007 and changes during the nine months then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2006	1.7	$52.12
Granted	0.9	72.52
Vested	(0.6)	48.92
Forfeited	(0.1)	60.51

Balance, September 30, 2007	1.9	$63.23

As of September 30, 2007, there was $69.1 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Nine Months Ended September 30,
	2007	2006
Fair value of vested shares	$41.8	$27.5
Tax benefit realized upon vesting	$16.3	$10.8

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans. The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through a SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program. On September 30, 2007, Moody’s had $0.3 billion of share repurchase authority remaining under the June 2006 authorization. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program. The Company will begin repurchasing shares under the new program upon completion of the $2.0 billion program authorized in June 2006. In total, the Company has $2.3 billion of share repurchase authority remaining under both plans as of September 30, 2007. There is no established expiration date for either of these authorizations. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

In addition, the Company also sponsors the 1999 Moody’s Corporation Employee Stock Purchase Plan (“ESPP”). Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at 85% of the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit. This results in stock-based compensation expense for the difference between the purchase price and fair market value under SFAS No. 123R.

3. INCOME TAXES

Moody’s Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on January 1, 2007 resulting in a reduction to retained earnings of $43.3 million. This reduction is comprised of a $32.9 million increase in the liability for unrecognized tax benefits (“UTBs”) and accrued interest of $17.3 million ($10.4 million, net of tax). As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s UTBs totaled $122.7 million of which $97.5 million represents the amount that, if recognized, would impact the effective income tax rate in future periods.

The Company increased its accruals for UTBs by $30.6 million ($25.6 million, net of tax) and $29.7 million ($17.3 million, net of tax) in the three and nine month periods ended September 30, 2007, respectively, related to a combination of legacy and other tax matters. As of September 30, 2007, the Company had $152.4 million of UTBs of which $114.8 million represents the amount that, if recognized, would impact the effective income tax rate in future periods.

The Company classifies interest related to UTBs in interest expense in its condensed consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. Prior to the adoption of FIN No. 48, interest expense and, if necessary, penalties associated with tax contingencies were recorded as part of the provision for income taxes. During the three and nine month periods ended September 30, 2007, the Company accrued interest of $4.2 million and $11.8 million, respectively, related to uncertain tax positions. As of September 30, 2007 the amount of accrued interest recorded in the Company’s balance sheet related to uncertain tax positions was $29.9 million.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state and local and foreign jurisdictions. Moody’s federal income tax returns filed for the years 2002 and 2004 through 2006 remain subject to examination by the IRS. New York City income tax returns for 2001 through 2003 are currently under examination. New York City and New York State income tax returns are subject to examination for 2004 and 2005. Tax filings in the United Kingdom for 2001 and 2002 are currently under examination by the U.K. taxing authorities and for 2003 through 2005 remain open to examination. The other tax jurisdictions that Moody’s operates in are not individually material.

Moody’s effective tax rate was 43.3% and 40.9% for the three month periods ended September 30, 2007 and 2006, respectively; and 37.9% and 40.4% for the nine month periods ended September 30, 2007 and 2006, respectively, which included a $27.3 million and $2.4 million net benefit related to Legacy Tax Matters, respectively.

4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic	262.2	280.7	269.8	287.1
Dilutive effect of shares issuable under stock-based compensation plans	5.4	7.2	6.3	7.8

Diluted	267.6	287.9	276.1	294.9

Antidilutive options to purchase common shares excluded from the table above	5.5	2.8	5.6	2.9

The calculation of diluted earnings per share requires certain assumptions regarding the use of proceeds that would be received upon the exercise of stock options. These assumed proceeds include the excess tax benefit that would be received upon exercise of options outstanding as of September 30, 2007 and 2006. Such proceeds are based on deferred tax assets assumed to be calculated under the provisions of SFAS No. 123R.

5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and include auction rate certificates at December 31, 2006. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to 8 months and one month to 39 years as of September 30, 2007 and December 31, 2006, respectively. Unrealized holding gains and losses on available-for-sale securities, if any, would be included in accumulated other comprehensive income, net of applicable income taxes in the condensed consolidated financial statements. During the three and nine months ended September 30, 2007 and 2006, there were no realized gains or losses from sales of available-for-sale securities.

6. ACQUISITIONS

Wall Street Analytics, Inc.

In December 2006, the Company acquired Wall Street Analytics, Inc., a developer of structured finance analytical models and monitoring software. The acquisition has broadened Moody’s capabilities in the analysis and monitoring of complex structured debt securities while increasing the firm’s analytical and product development staff dedicated to creating new software and analytic tools for the structured finance market. The purchase price was not material.

China Cheng Xin International Credit Rating Co. Ltd.

In September 2006, the Company acquired a 49% share of China Cheng Xin International Credit Rating Co. Ltd. (“CCXI”) from China Cheng Xin Credit Management Co. Ltd. (“CCXCM”) and an entity affiliated with CCXCM. Terms of the acquisition agreement will permit the Company to increase its ownership in CCXI to a majority over time as permitted by Chinese authorities. The purchase price was not material.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2007			Year Ended December 31, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Beginning balance	$52.0	$124.1	$176.1	$28.0	$124.1	$152.1
Additions	3.3	—	3.3	23.2	—	23.2
Foreign currency translation adjustments	0.3	—	0.3	0.8	—	0.8

Ending balance	$55.6	$124.1	$179.7	$52.0	$124.1	$176.1

Intangible assets consisted of:

	September 30, 2007	December 31, 2006
Customer lists (11.2 year weighted average life)	$62.7	$62.5
Accumulated amortization	(30.5)	(26.8)

Net customer lists	32.2	35.7

MKMV trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(3.9)	(2.3)

Net trade secret	21.6	23.2

Other amortizable intangible assets (5.7 year weighted average life)	16.4	15.4
Accumulated amortization	(10.6)	(8.6)

Net other amortizable intangible assets	5.8	6.8

Total intangible assets, net	$59.6	$65.7

Amortization expense for the nine months ended September 30, 2007 and 2006 was $7.3 million and $7.5 million, respectively.

Estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2007 (after September 30)	$2.4
2008	8.6
2009	7.7
2010	7.7
2011	7.4
Thereafter	25.8

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

Following are the components of net periodic expense related to the Post-Retirement Plans for the three and nine months ended September 30, 2007 and 2006:

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic expense
Service cost	$3.3	$2.8	$0.3	$0.2
Interest cost	2.1	1.7	0.2	0.1
Expected return on plan assets	(2.3)	(2.1)	—	—
Amortization of net actuarial loss from earlier periods	0.9	0.8	—	—
Amortization of prior service costs	0.1	0.1	—	—

Net periodic expense	$4.1	$3.3	$0.5	$0.3

	Pension Plans		Other Post-Retirement Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic expense
Service cost	$9.5	$8.4	$0.7	$0.6
Interest cost	6.1	5.2	0.4	0.4
Expected return on plan assets	(6.8)	(6.3)	—	—
Amortization of net actuarial loss from earlier periods	2.0	2.4	—	—
Amortization of prior service costs	0.3	0.3	0.1	0.1

Net periodic expense	$11.1	$10.0	$1.2	$1.1

The Company made payments of $0.5 million to its unfunded pension plans during both the nine months ended September 30, 2007 and 2006. The Company made payments of $0.2 million to its other post-retirement plans during both the nine months ended September 30, 2007 and 2006. The Company presently anticipates making payments of $0.2 million to its unfunded pension plans and $0.2 million to its other post-retirement plans during the remainder of 2007.

9. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2007	December 31, 2006
Notes payable:
Senior notes, due 2015, 4.98%	$300.0	$300.0
Senior notes, due 2017, 6.06%	300.0	—
Revolving credit facility	400.0	—

Total debt	1,000.0	300.0
Less: current portion	(400.0)	—

Total long-term debt	$600.0	$300.0

Notes Payable

On September 7, 2007, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its 6.06% Series 2007-1 Senior Unsecured Notes due 2017 (“Series 2007-1 Notes”) pursuant to a Note Purchase Agreement (“2007 Agreement”). The Series 2007-1 Notes have a ten-year term and bear interest at an annual rate of 6.06%, payable semi-annually on March 7 and September 7 of each year. Under the terms of the 2007 Agreement, the Company may, from time to time within five years, in its sole discretion, issue additional series of senior notes in an aggregate principal amount of up to $500.0 million pursuant to one or more supplements to the 2007 Agreement. The Company may prepay the Series 2007-1 Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a prepayment premium based on the excess, if any, of the discounted value of the remaining scheduled payments, over the prepaid principal

(“Make Whole Amount”). The 2007 Agreement contains covenants that limit the ability of the Company, and certain of its subsidiaries to, among other things: enter into transactions with affiliates, dispose of assets, incur or create liens, enter into any sale-leaseback transactions, or merge with any other corporation or convey, transfer or lease substantially all of its assets. The Company must also not permit its total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio to exceed 4.0 to 1.0 at the end of any fiscal quarter.

On September 30, 2005, the Company entered into a Note Purchase Agreement (“2005 Agreement”) and issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes (“Series 2005-1 Notes”). The Series 2005-1 Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Series 2005-1 Notes were used to refinance $300.0 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes which matured on September 30, 2005. In the event that Moody’s pays all, or part, of the Series 2005-1 Notes in advance of their maturity (the “Prepaid Principal”), such prepayment will be subject to a penalty based on the Make Whole Amount. The Series 2005-1 Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements.

Credit Facilities

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility (the “2007 Facility”), expiring in September 2012, which replaces both the $500.0 million Interim Facility set to expire in February 2008 as well as the $500.0 million five-year revolving credit facility entered into on September 1, 2004 and scheduled to expire in September 2009. The 2007 Facility will serve, in part, to support the commercial paper program discussed below. Interest on borrowings is payable at rates that are based on the London Interbank Offered Rate (“LIBOR”) plus a premium that can range from 16.0 to 40.0 basis points of the facility amount depending on the Company’s ratio of total indebtedness to EBITDA (“Earnings Coverage Ratio”). The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain an Earnings Coverage Ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. As of September 30, 2007, the Company had an aggregate $400.0 million of borrowings outstanding under the 2007 Facility, the proceeds of which were used to support share repurchases, the build-out of its new corporate headquarters at 7 World Trade Center and other operational activities. As of November 2, 2007, the Company had no amounts outstanding under the 2007 Facility.

On August 8, 2007, the Company entered into an interim loan facility in an aggregate principal amount of $500.0 million that was to expire on February 8, 2008 (the “Interim Facility”). Interest on borrowings was payable at rates that were based on LIBOR plus a premium that could range from 17.0 to 47.5 basis points of the Interim Facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also paid quarterly facility fees, regardless of borrowing activity under the Interim Facility. The quarterly fees ranged from 8.0 to 15.0 basis points, depending on the Company’s Earnings Coverage Ratio. On September 28, 2007, the closing date of 2007 Facility, the Company terminated the Interim Facility and repaid the $100.0 million outstanding balance.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “2004 Facility”) in an aggregate principal amount of $160.0 million that was to expire in September 2009. Interest on the borrowings under the 2004 Facility was payable at rates that are based on LIBOR plus a premium that can range from 17.0 to 47.5 basis points depending on the Company’s Earnings Coverage Ratio, as defined in the related agreement. The Company also paid quarterly facility fees, regardless of borrowing activity. The quarterly fees ranged from 8.0 to 15.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also paid a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding exceeded 50% of the total facility. In October 2006, Moody’s amended the 2004 Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150.0 million to $250.0 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150.0 million to $250.0 million. The Company also increased the expansion feature of the credit facility from $80.0 million to $340.0 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. In April 2007 after receipt of all necessary approvals relating to the execution of the expansion feature, borrowing capacity under the 2004 Facility was increased to $500.0 million. On September 28, 2007, the closing date of the 2007 Facility, the Company terminated the 2004 Facility and repaid the $400.0 million outstanding balance.

At September 30, 2007, the Company was in compliance with all covenants contained within the note agreements and the 2007 Facility described above.

Interest (expense) income, net

Interest (expense) income, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$5.2	$2.7	$13.8	$13.7
Interest expense on borrowings	(12.7)	(3.8)	(25.1)	(11.4)
Interest expense on FIN No. 48 liabilities	(4.2)	—	(16.3)	—
Interest expense reduction (a)	—	—	17.5	—
Interest capitalized	0.5	—	1.1	—

Interest (expense) income, net	$(11.2)	$(1.1)	$(9.0)	$2.3

(a)	Represents a reduction of accrued interest expense related to the favorable resolution of a legacy tax matter, as further discussed in Note 10 below.

Commercial Paper

On October 3, 2007, the Company entered into a commercial paper program (the “Program”) on a private placement basis under which the Company may issue unsecured commercial paper notes (the “CP Notes”) up to a maximum amount outstanding at any time of $1.0 billion. Amounts available under the Program may be re-borrowed. The Program is supported by the Company’s 2007 Facility, if at any time funds are not available on favorable terms under the Program. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement. The Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of November 2, 2007, the Company has $400.5 million outstanding under the Program.

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

Based on its review of the latest information available, and subject to the contingencies described below, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, although it is possible that the effect would be material to the Company’s consolidated results of operations for an individual reporting period.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of September 30, 2007, the Company continues to carry a reserve of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $11 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions and 1997-2002 IRS Deficiency Notices

This legacy tax matter, which was affected by developments in June 2007 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $7 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment is anticipated to be $6.8 million including interest, net of tax. The Company believes it has meritorious defenses to the deficiencies asserted in the Notices and does not believe that the outcome of this matter will be material to its financial results. The absence of any deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2000 and in companion Notices of Deficiency issued to New D&B for 2001 and 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in its second quarter. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes for the nine months ended September 30, 2007; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B, for the nine months ended September 30, 2007.

On the Distribution Date in 2000, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2002 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability. As of September 30, 2007, Moody’s liability with respect to this matter totaled $51.1 million.

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

At September 30, 2007, Moody’s has recorded liabilities for Legacy Tax Matters totaling $62.7 million. This includes deficiencies asserted in the Notices, which are subject to meritorious defenses and liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

11. COMPREHENSIVE INCOME

Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$136.9	$157.0	$574.2	$475.3
Other comprehensive income—derivative instruments	—	—	0.1	—
Other comprehensive income—foreign currency translation adjustment	6.3	2.3	10.2	10.7
Other comprehensive income—amortization of actuarial losses and prior service costs subsequent to the adoption of SFAS No. 158	0.6	—	1.4	—

Total comprehensive income	$143.8	$159.3	$585.9	$486.0

12. SEGMENT INFORMATION

Moody’s operates in two reportable segments: MIS and MKMV. The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

MIS consists of four rating groups—structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and research, which primarily generates revenue from the sale of investor-oriented credit research, principally produced by the rating groups, and economic commentary. Given the dominance of MIS to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the MIS segment and none have been allocated to the MKMV segment.

The MKMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Assets used solely by MKMV are separately disclosed within that segment. All other Company assets, including corporate assets, are reported as part of MIS. Revenue by geographic area is generally based on the location of the customer. Inter-segment sales are insignificant and no single customer accounted for 10% or more of total revenue.

Below is financial information by segment, MIS revenue by business unit and consolidated revenue information by geographic area, each for the three and nine month periods ended September 30, 2007 and 2006, and total assets by segment as of September 30, 2007 and December 31, 2006. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment

	Three Months Ended September 30,
	2007			2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$487.9	$37.1	$525.0	$459.6	$35.9	$495.5
Operating, selling, general and administrative expenses	233.0	29.9	262.9	190.5	26.4	216.9
Depreciation and amortization	9.1	2.5	11.6	5.6	4.2	9.8

Operating income	$245.8	$4.7	$250.5	$263.5	$5.3	$268.8

	Nine Months Ended September 30,
	2007			2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$1,643.5	$110.6	$1,754.1	$1,344.0	$103.1	$1,447.1
Operating, selling, general and administrative expenses	718.0	86.2	804.2	543.2	79.2	622.4
Depreciation and amortization	22.1	8.9	31.0	16.2	12.3	28.5

Operating income	$903.4	$15.5	$918.9	$784.6	$11.6	$796.2

Moody’s Investors Service Revenue by Business Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratings revenue:
Structured finance	$200.8	$214.4	$725.7	$605.0
Corporate finance	105.1	89.5	360.9	274.4
Financial institutions and sovereign risk	68.8	64.1	229.3	196.9
Public finance	30.0	26.9	91.4	80.9

Total ratings revenue	404.7	394.9	1,407.3	1,157.2
Research revenue	83.2	64.7	236.2	186.8

Total Moody’s Investors Service	$487.9	$459.6	$1,643.5	$1,344.0

Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$306.6	$310.3	$1,084.3	$917.2
International:
Europe	159.3	131.0	494.5	374.8
Other	59.1	54.2	175.3	155.1

Total International	218.4	185.2	669.8	529.9

Total	$525.0	$495.5	$1,754.1	$1,447.1

Total Assets by Segment

	September 30, 2007			December 31, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Total assets by segment	$1,328.2	$223.4	$1,551.6	$1,255.8	$241.9	$1,497.7

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

14. SUBSEQUENT EVENTS

On October 3, 2007, the Company entered into a $1.0 billion Commercial Paper program, as more fully discussed in Note 9 to the condensed consolidated financial statements. As of November 2, 2007, the Company had no outstanding borrowings under the 2007 Facility and $400.5 million of CP Notes outstanding.

On October 23, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on December 10, 2007 to shareholders of record at the close of business on November 20, 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 33 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of (i) credit ratings, research and analysis covering fixed-income securities, other debt instruments and the entities that issue such instruments in the global capital markets, and credit training services, and (ii) quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets. Moody’s operates in two reportable segments: Moody’s Investors Service (“MIS”) and Moody’s KMV (“MKMV”).

MIS publishes rating opinions on a broad range of credit obligors and credit obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit research information, research and economic commentary, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks.

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

Operating Segments

MIS consists of four rating groups—structured finance, corporate finance, financial institutions and sovereign risk, and public finance—that generate revenue principally from fees for the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets—and investor-oriented credit research, principally produced by the ratings groups, and economic commentary. For presentation purposes, Europe represents Europe, the Middle East and Africa, and public finance represents U.S. public finance only. Research primarily generates revenue from subscription sales. Given the dominance of MIS to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the MIS segment and none have been allocated to the MKMV segment.

The MKMV business develops and distributes quantitative credit risk assessment products and services and credit processing software for banks, corporations and investors in credit-sensitive assets.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

Consolidated Company Results

Moody’s revenue for the third quarter of 2007 was $525.0 million, an increase of $29.5 million, or 6.0%, from $495.5 million in 2006. Research and corporate finance were the main contributors to the growth, increasing 28.6% and 17.4%, respectively.

Revenue in the United States totaled $306.6 million, a slight decrease from $310.3 million in 2006. Ratings revenue growth in the corporate finance, financial institutions and public finance lines of business of 6.0%, 4.5%, and 11.5%, respectively were offset by a significant decline in U.S. residential mortgage backed securities (“RMBS”) within structured finance, while the research line of business exhibited strong growth.

Moody’s international revenue was $218.4 million, representing an increase of $33.2 million, or 17.9%, from $185.2 million in 2006. Corporate finance, structured finance and research lines of business contributed 36.1%, 21.4% and 29.8% to the year-over-year growth, respectively. Foreign currency translation accounted for $8.4 million of international revenue growth.

Operating, selling, general and administrative expenses were $262.9 million, an increase of $46.0 million, or 21.2%, from $216.9 million in 2006. The largest contributor to this increase was compensation and benefits expense of approximately $22 million, reflecting normal salary increases coupled with an approximate 17% increase in staffing levels offset by an approximate $7 million decrease in incentive compensation. The staffing increases included hiring in late 2006 and the first half of 2007 to support business growth primarily in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $3.5 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants compared to prior years. Increases in non-compensation expenses were due to higher rent and occupancy costs of approximately $13 million primarily related to the Company’s relocation to its new corporate headquarters at 7 World Trade Center and an increase in outside service fees of approximately $5 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $5 million of the year-to-year expense growth.

Operating income of $250.5 million decreased $18.3 million, or 6.8%, from $268.8 million in 2006. Foreign currency translation increased operating income by approximately $4 million. Moody’s operating margin was 47.7% compared to 54.2% in 2006, a result of increased operating expenses and a slowdown in revenue growth.

Moody’s reported $9.0 million of interest and other non-operating expense, net compared with $3.1 million in 2006. Interest expense was $16.9 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively, with the increase related to interest on FIN No. 48 liabilities as well as interest expense on borrowings under the revolving credit facilities and the new Series 2007-1 Notes. Foreign exchange gains (losses) were $2.1 and ($1.0) million in 2007 and 2006, respectively.

Moody’s effective tax rate was 43.3% compared to 40.9% in 2006. The increase was due to the absence of the prior year favorable adjustment for certain tax credits, recognition in the current quarter the effects of the 2008 U.K. corporate tax rate change, and adjustments relating to the filing of the 2006 federal income tax return.

Net income was $136.9 million, compared to $157.0 million in 2006, a decrease of $20.1 million, or 12.8%. Basic and diluted earnings per share were $0.52 and $0.51, respectively, compared to $0.56 and $0.55, respectively, in 2006.

Segment Results

Moody’s Investors Service

Revenue at MIS was $487.9 million, up $28.3 million, or 6.2%, from $459.6 million in 2006. Ratings revenue accounted for $9.8 million of the increase, with growth largely from global corporate finance and financial institutions. Global research revenue contributed $18.5 million to the year over year growth. Foreign currency translation contributed $8.5 million to revenue growth.

Global structured finance revenue was $200.8 million, a decrease of $13.6 million, or 6.3%, from $214.4 million in 2006. U.S. revenue decreased $20.7 million, or 14.5%, over prior year led by a $23.2 million, or 52.4% decrease in revenue from rating RMBS, with offsetting growth from the commercial mortgage backed securities (“CMBS”) sector of $6.0 million, or 29.0%. International structured finance revenue increased $7.1 million, or 9.9%, to $78.6 million. This was driven by growth in credit derivative ratings of $9.5 million, or 40.1%, as well as strong growth in both RMBS and asset backed commercial paper of 31.6% and 34.8%, respectively. Offsetting these increases was a decline in revenue from rating CMBS and long-term asset backed securities of 33.1% and 23.4%, respectively. Favorable foreign currency translation also contributed to revenue growth.

Global corporate finance revenue was $105.1 million, up $15.6 million, or 17.4%, from $89.5 million in 2006. In the U.S., revenue increased 6.0% benefiting from a $5.6 million, or 67.5%, increase in investment grade corporate bonds, which was offset by a $4.0 million, or 42.6%, decline in revenue from rating high-yield securities. U.S bank loan ratings revenue increased $1.0 million or 5.5%. Outside the U.S., corporate finance revenue increased $12.0 million, or 40.3%, largely due to growth in European investment grade corporate bonds and bank loan issuance as well as favorable foreign currency translation.

Global financial institutions and sovereigns risk revenue was $68.8 million, an increase of $4.7 million, or 7.3%, from $64.1 million in 2006. In the U.S., revenue grew to $30.4 million, or 4.5% higher than 2006, reflecting growth in issuance related revenue in the banking sector as well as solid growth in the insurance sector. Internationally, revenue increased by $3.4 million, or 9.7%, compared to 2006 primarily due to issuance growth in the banking sector.

Public finance revenue increased $3.1 million, or 11.5%, to $30.0 million from $26.9 million in 2006, reflecting growth in the municipal and healthcare sectors of the business. In the municipal bond market, revenue was influenced by growth in combined issuance, which is comprised of new and refunding debt, as well as increases within new money issuance.

Global research revenue of $83.2 million was $18.5 million, or 28.6%, higher than the $64.7 million in 2006. Revenue grew by $8.6 million, or 23.6%, in the U.S., and $9.9 million, or 35.0%, internationally, with Europe accounting for approximately 76% of the international growth. Research and analytics services accounted for approximately 66% of global research revenue growth, reflecting strong sales of core research products to existing customers and growth in new customers, particularly in Europe.

Operating, selling, general and administrative expenses were $233.0 million, an increase of $42.5 million, or 22.3%, from $190.5 million in 2006. Compensation and benefits expense accounted for approximately $18 million, or 43%, of the growth, reflecting normal salary increases coupled with higher staffing levels compared to the prior year period offset by a decrease in incentive compensation. The staffing level was approximately 18% higher in the third quarter of 2007 versus the same period in 2006. The increases principally reflected hiring in late 2006 and the first half of 2007 to support business growth, primarily in the U.S. and European ratings businesses, as well as in the corporate compliance and technology support functions. Stock-based compensation expense increased $3.5 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants. Increases in non-compensation expenses were due to higher rent and occupancy costs of approximately $12 million primarily related to the Company’s relocation to its new corporate headquarters at 7 World Trade Center and an increase in outside service fees of approximately $5 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $4 million of the year-to-year expense growth.

Operating income of $245.8 million decreased $17.7 million, or 6.7%, from $263.5 million in 2006. Foreign currency translation increased operating income growth by approximately $4 million.

Moody’s KMV

MKMV global revenue of $37.1 million was $1.2 million, or 3.3% more than in 2006, driven mostly by growth in risk subscriptions, which increased $1.9 million, or 7.7%, over prior year offset by a $0.8 million, or 10.8%, decline in software sales. Revenue earned outside the U.S accounted for $21.4 million, or 57.7% of global MKMV revenue.

Operating, selling, general and administrative expenses were $29.9, an increase of $3.5 million, or 13.3%, from $26.4 million in 2006. Compensation and benefits expense was the largest contributor to expense growth and increased approximately $4 million reflecting normal salary increases coupled with increased staffing in the first half of 2007. Operating income was $4.7 million compared with $5.3 million in 2006. Foreign currency translation did not have a significant year-to-year impact on MKMV results.

Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006

Consolidated Company Results

Moody’s revenue was $1,754.1 million, an increase of $307.0 million, or 21.2%, from $1,447.1 million in 2006. Moody’s achieved strong revenue growth in all major business lines.

Revenue in the U.S. was $1,084.3 million, an increase of $167.1 million, or 18.2%, from $917.2 million in 2006. Approximately 39% and 30% of the U.S. growth was driven by structured finance and corporate finance lines of business, respectively. U.S. research, financial institutions, and public finance also contributed to the year-over-year growth.

Moody’s international revenue was $669.8 million, an increase of $139.9 million, or 26.4% over $529.9 million in 2006. International ratings revenue grew $111.2 million over the prior year, with approximately 83% of the increase from Europe, with credit derivatives and RMBS in structured finance and the banking sector in financial institutions being the primary drivers. European research and MKMV revenue also contributed to the international growth. Foreign currency translation positively impacted Moody's international revenue growth by approximately $27 million.

Operating, selling, general and administrative expenses were $804.2 million, an increase of $181.8 million, or 29.2%, from $622.4 million in 2006. The largest contributor to this increase was growth in compensation and benefits expense of approximately $113 million, reflecting salary and bonus increases coupled with higher staffing levels in the first half of 2007. Moody’s average staffing level was approximately 17% higher than during the same prior year period, mostly associated with the impact of hiring from late 2006 and the first half of 2007. The increases include hiring to support business growth primarily in the U.S. and European ratings businesses and the corporate compliance and technology support functions. Stock-based compensation expense increased $16.6 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants. Increases in non-compensation expenses were principally due to higher rent and occupancy costs of approximately $36 million primarily related to the Company’s relocation to its new corporate headquarters at 7 World Trade Center and increases in outside service fees of approximately $21 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $14 million of the year-to-year expense growth.

Operating income of $918.9 million rose $122.7 million, or 15.4%, from $796.2 million in the same period of 2006. Foreign currency translation increased operating income growth by approximately $13 million. Moody’s operating margin was 52.4% compared to 55.0% 2006, due to revenue growth below expense growth primarily as a result of increased compensation and rent.

Moody’s reported $5.5 million of interest and other non-operating income, net compared with $1.0 million in 2006. Interest expense was $41.4 million and $11.4 million in 2007 and 2006, respectively, with the increase related to interest on accrued tax reserves due to the adoption of FIN No. 48 as well as interest expense on borrowings under the revolving credit facilities and the new Series 2007-1 Notes. Also, there was a reduction of accrued interest expense of $17.5 million and an increase in other non-operating income of $14.4 million for amounts due to new D&B related to the “Amortization Expense Deductions” legacy tax matter more fully described in Contingencies – Legacy Contingencies, below. Foreign exchange gains were $0.7 million and $0.3 million in 2007 and 2006, respectively.

Moody’s effective tax rate was 37.9% compared to 40.4% in 2006. The 2007 and 2006 tax rate included a $27.3 million and $2.4 million net benefit related to Legacy Tax Matters, respectively (See Contingencies—Legacy Contingencies, below).

Net income was $574.2 million, an increase of $98.9 million, or 20.8%, from $475.3 million in 2006. Basic and diluted earnings per share were $2.13 and $2.08, respectively, compared to basic and diluted earnings per share of $1.66 and $1.61, respectively, in 2006. Excluding the legacy tax adjustments of $52.3 million and $2.4 million in 2007 and 2006, respectively, net income increased $49.0 million, or 10.4%.

Segment Results

Moody’s Investors Service

Revenue at MIS for the first nine months of 2007 was $1,643.5 million, up $299.5 million, or 22.3%, from $1,344.0 million in 2006. Total ratings revenue increased $250.1 million, or 21.6%, to $1,407.3 million in 2007. Structured finance and corporate finance accounted for 82.8% of total ratings growth. Foreign currency translation positively impacted ratings revenue growth by $21.5 million.

Global structured finance revenue was $725.7 million, an increase of $120.7 million, or 20.0%, from $605.0 million in 2006. In the U.S. revenue increased $64.8 million, or 15.7%, with the growth in credit derivatives and commercial mortgage backed sectors of 43.6% and 35.8%, respectively, more than offsetting the 16.3% decline in the residential mortgage backed securities sector. Outside the United States, structured finance revenue grew $55.9 million, or 29.1%, with Europe contributing $52.6 million of that growth. International revenue benefited from strength across most asset classes, especially from rating credit derivatives which grew $31.0 million, or 50.7%, and RMBS which grew $11.9 million, or 38.4%, over the same period in prior year. Foreign currency translation positively impacted global structured finance revenue growth by $10.7 million.

Global corporate finance revenue was $360.9 million, up $86.5 million, or 31.5%, from $274.4 million in 2006. Revenue in the U.S. increased $50.0 million, or 27.5%, primarily benefiting from growth in bank credit facilities and investment grade issuance. Increasing market volume within these sectors as well as price increases were the main contributors to the year-to-date growth. International corporate finance revenue increased $36.5 million, or 39.4%, due to revenue growth primarily in both high yield and investment grade bond issuance across Europe.

Revenue in the financial institutions and sovereign risk group was $229.3 million, an increase of $32.4 million, or 16.5%, from $196.9 million in 2006. In the U.S., revenue grew $13.6 million, or 14.6%, principally due to strong year-to-date performance within the banking and insurance sectors. Internationally, revenue increased $18.8 million, or 18.1%, compared to 2006, mainly due to increased activity within the European banking sector.

Public finance revenue was $91.4 million, an increase of $10.5 million, or 13.0%, from $80.9 million in 2006, reflecting an approximate 21% increase in market issuance.

Research revenue of $236.2 million, was $49.4 million, or 26.4%, higher than $186.8 million in 2006. Revenue grew by $25.0 million, or 23.9%, in the U.S. and $24.4 million, or 29.6%, internationally. Europe accounted for approximately 77% of the international growth as a result of strong sales of core research products to new and existing customers as well as from the positive impact of foreign currency translation.

Operating, selling, general and administrative expenses were $718.0 million, an increase of $174.8 million, or 32.2%, from $543.2 million in 2006. Compensation and benefits expense accounted for approximately $101 million of the growth, reflecting salary and bonus increases coupled with higher staffing levels. The staffing level was approximately 17% higher in 2007 versus 2006, reflecting hiring to support business growth, mainly in the U.S. and European ratings businesses, as well as the corporate compliance and technology support functions. Stock-based compensation expense increased approximately $16 million year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants. Non-compensation expenses increased due to higher rent and occupancy costs of approximately $36 million related to the Company’s relocation to its new corporate headquarters at 7 World Trade Center and increases in outside service fees of approximately $21 million primarily due to information technology investment spending. Foreign currency translation accounted for approximately $12 million of the year-to-year expense growth.

Operating income of $903.4 million was up $118.8 million, or 15.1%, from $784.6 million in 2006. Foreign currency translation increased operating income growth by approximately $15 million.

Moody’s KMV

MKMV revenue of $110.6 million was $7.5 million, or 7.3%, more than 2006. Risk subscriptions revenue of $79.3 million grew $6.2 million, or 8.5%, compared to prior year. International MKMV revenue accounted for approximately 57% of its global revenue.

Operating, selling, general and administrative expenses were $86.2 million, an increase of $7.0 million, or 8.8%, from $79.2 million in 2006. Compensation and benefits expense increased approximately $12 million primarily reflecting normal salary increases coupled with increased staffing as well as an approximate $2 million reduction of certain employee obligations reflected in 2006. A $2.5 million benefit from a favorable settlement of a sales and use tax audit is reflected as a reduction of expense in 2007, and a $1.8 million charge related to anticipated liabilities for this same audit is included in 2006 expenses. Operating income was $15.5 million compared with $11.6 million in 2006. Currency translation did not have a significant year-to-year impact on results.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. Net cash provided by operating activities was $769.6 million and $569.2 million for the nine months ended September 30, 2007 and 2006, respectively. The Company borrowed $700.0 million, net, during the nine months ended September 30, 2007.

Moody’s net cash provided by operating activities in 2007 increased by $200.4 million compared with 2006. Growth in net income contributed $98.9 million to cash provided by operating activities. The increase in stock-based compensation expense positively impacted cash flow from operations by $16.6 million compared to net income. Accounts receivable decreased approximately 17% in the first nine months of 2007 compared with a decrease of approximately 15% in the first nine months of 2006 increasing cash flow from operations by $19.1 million compared to 2006. The impact on cash flows of excess tax benefits from stock-based compensation plans decreased to $47.3 million from $85.3 million in 2006 due to fewer stock option exercises in 2007 compared with 2006. The favorable non-cash resolution of a legacy tax matter in the second quarter of 2007 negatively impacted operating cash flow by $52.3 million compared to net income. The $21.3 million reduction in cash flows from changes in other current assets is primarily due to the receipt of approximately $16 million from New D&B related to issuer-based tax deductions in 2006. Furthermore, the $37.3 million change in cash flows associated with other assets is primarily due to a payment made in the first quarter of 2006 of approximately $40 million to the IRS relating to Amortization Expense Deductions, as discussed in Note 10 to the condensed consolidated financial statements. Operating cash flow was negatively impacted by $26.8 million due to changes in accounts payable and accrued liabilities. This is primarily due to a decrease in net accrued income taxes of approximately $23 million and decreases in accounts payable of approximately $12 million, due to timing of payments. Changes in other liabilities contributed $86.3 million to operating cash flow and was due primarily to an increase in FIN No. 48 reserves (including interest) of approximately $42 million, a cash receipt of approximately $24 million related to a tenant allowance associated with the move of the Company’s corporate headquarters to 7 World Trade Center, and an increase in the deferred rent liability for 7 World Trade Center of approximately $18 million.

The following changes in other current assets, other assets, accounts payable and accrued liabilities and other liabilities are significant non-cash transactions that occurred during the nine months ended September 30, 2007 which do not impact earnings and are not reflected within the changes in assets and liabilities in the condensed consolidated statements of cash flows:

•	An increase to other liabilities of approximately $38 million and other assets of approximately $8 million relating to the adoption of FIN No. 48

•

A net increase of approximately $10 million in other current assets and approximately $34 million in other liabilities, in connection with a tenant allowance associated with the move of the Company’s corporate headquarters to 7 World Trade Center

•	An increase of approximately $16 million in other assets and other liabilities associated with a change in the tax accounting method for deferred revenue

•

A decrease in other assets and accounts payable and accrued liabilities of approximately $17 million each, and an increase in other liabilities of approximately $19 million relating a change in the tax deduction methodology of Moody’s stock options exercised by New D&B employees

Net cash (used in) provided by investing activities was ($79.2) million and $48.5 million for the nine months ended September 30, 2007 and 2006, respectively. Sales and maturities in short-term investments, net of purchases, was $70.9 million and $84.4 million for the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures, primarily for leasehold improvements and internal use software, totaled $145.8 million and $21.2 million in the nine months ended September 30, 2007 and 2006, respectively. This increase relates primarily to the build-out of the Company’s new corporate headquarters at 7 World Trade Center.

Net cash used in financing activities was $693.2 million and $832.6 million for the nine months ended September 30, 2007 and 2006, respectively. The Company had net borrowings of $400.0 million under its revolving credit facilities in the first nine months of 2007 to support share repurchases, build-out of the new corporate headquarters at 7 World Trade Center and other operational activities. Additionally, the Company issued and sold through a private placement transaction $300.0 million aggregate principal Series 2007-1 Notes in the third quarter of 2007. Spending for share repurchases totaled $1,427.0 million in the first nine months of 2007 versus $944.0 million in the first nine months of 2006. Dividends paid were $64.7 million and $59.9 million in the nine months ended September 30, 2007 and 2006, respectively. The increase in dividends reflects a quarterly dividend paid of $0.08 per share in the first nine months of 2007 versus a quarterly dividend of $0.07 per share in the first nine months of 2006. These amounts were offset in part by proceeds from employee stock-based compensation plans of $52.8 million in the first nine months of 2007 and $86.0 million in the first half of 2006. Excess tax benefits from stock-based compensation plans were $47.3 million and $85.3 million for the nine months ended September 30, 2007 and 2006, respectively. The decreases in proceeds from stock plans and the excess tax benefits relating to stock-based compensation plans is due primarily to a decrease in stock option exercise activity in the first nine months of 2007 compared to the same period in 2006.

Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2007. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements.

The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program. During August 2006, the Company had completed its previous $1.0 billion share repurchase program. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The Company may borrow from various sources to fund share repurchases. At September 30, 2007, Moody’s had $0.3 billion of share repurchase authority remaining under the June 2006 authorization. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program. The Company will begin repurchasing shares under the new program upon completion of the $2.0 billion program authorized in June 2006. There is no established expiration date for either of these authorizations.

During the nine months ended September 30, 2007, the Company had net borrowings of $400.0 million under its 2007 Facility and issued $300.0 million of 6.06% Series 2007-1 Notes, as described in the Indebtedness section below, to support share repurchases, the build-out of Moody’s new corporate headquarters at 7 World Trade Center and other operational activities.

The Company entered into an operating lease agreement (the “Lease”) commencing on October 20, 2006 with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which is serving as Moody’s new headquarters. The Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7 World Trade Center. The additional base rent is approximately $106 million over a 20-year term.

The Company plans to incur approximately $45 million of costs to complete the build-out its new corporate headquarters at 7 World Trade Center over the next year.

The Company also intends to use a portion of its cash flow to pay dividends. On October 23, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on December 10, 2007 to shareholders of record at the close of business on November 20, 2007. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays to pay to New D&B its share of potential liabilities related to the legacy tax and legal contingencies that are discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Contingencies”. As discussed in the Outlook section below, the Company expects to record a restructuring charge in the fourth quarter of 2007, the amount of which cannot be reasonably estimated at this time. These potential cash outlays could be material and might affect liquidity requirements, and they could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness

The following table summarizes total indebtedness:

	September 30, 2007	December 31, 2006
Notes payable:
Senior notes, due 2015, 4.98%	$300.0	$300.0
Senior notes, due 2017, 6.06%	300.0	—
Revolving credit facility	400.0	—

Total debt	1,000.0	300.0
Less: current portion	(400.0)	—

Total long-term debt	$600.0	$300.0

Notes Payable

On September 7, 2007, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its 6.06% Series 2007-1 Senior Unsecured Notes due 2017 (“Series 2007-1 Notes”) pursuant to a Note Purchase Agreement (“2007 Agreement”). The Series 2007-1 Notes have a ten-year term and bear interest at an annual rate of 6.06%, payable semi-annually on March 7 and September 7 of each year. Under the terms of the 2007 Agreement, the Company may, from time to time within five years, in its sole discretion, issue additional series of senior notes in an aggregate principal amount of up to $500.0 million pursuant to one or more supplements to the 2007 Agreement. The Company may prepay the Series 2007-1 Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a prepayment premium based on the excess, if any, of the discounted value of the remaining scheduled payments, over the prepaid principal (“Make Whole Amount”). The 2007 Agreement contains covenants that limit the ability of the Company, and certain of its subsidiaries to, among other things: enter into transactions with affiliates, dispose of assets, incur or create liens, enter into any sale-leaseback transactions, or merge with any other corporation or convey, transfer or lease substantially all of its assets. The Company must also not permit its total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio to exceed 4.0 to 1.0 at the end of any fiscal quarter.

On September 30, 2005, the Company entered into a Note Purchase Agreement (“2005 Agreement”) and issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes (“Series 2005-1 Notes”). The Series 2005-1 Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Series 2005-1 Notes were used to refinance $300.0 million aggregate principal amount of the Company’s outstanding 7.61% Senior Notes which matured on September 30, 2005. In the event that Moody’s pays all, or part, of the Series 2005-1 Notes in advance of their maturity (the “Prepaid Principal”), such prepayment will be subject to a penalty based on the Make Whole Amount. The Series 2005-1 Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements.

Credit Facilities

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility (the “2007 Facility”), expiring in September 2012, which replaces both the $500.0 million Interim Facility set to expire in February 2008 as well as the $500.0 million five-year revolving credit facility entered into on September 1, 2004 and scheduled to expire in September 2009. The 2007 Facility will serve, in part, to support the commercial paper program discussed below. Interest on borrowings is payable at rates that are based on the London Interbank Offered Rate (“LIBOR”) plus a premium that can range from 16.0 to 40.0 basis points of the facility amount depending on the Company’s ratio of total indebtedness to EBITDA (“Earnings Coverage Ratio”). The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also pays a utilization fee of 5 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain an Earnings Coverage Ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. As of September 30, 2007, the Company had an aggregate $400.0 million of borrowings outstanding under the 2007 Facility, the proceeds of which were used to support share repurchases, the build-out of its new corporate headquarters at 7 World Trade Center and other operational activities. As of November 2, 2007, the Company had no amounts outstanding under the 2007 Facility.

On August 8, 2007, the Company entered into an interim loan facility in an aggregate principal amount of $500.0 million that was to expire on February 8, 2008 (the “Interim Facility”). Interest on borrowings was payable at rates that were based on LIBOR plus a premium that could range from 17.0 to 47.5 basis points of the Interim Facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also paid quarterly facility fees, regardless of borrowing activity under the Interim Facility. The quarterly fees ranged from 8.0 to 15.0 basis points, depending on the Company’s Earnings Coverage Ratio. On September 28, 2007, the closing date of 2007 Facility, the Company terminated the Interim Facility and repaid the $100.0 million outstanding balance.

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “2004 Facility”) in an aggregate principal amount of $160.0 million that was to expire in September 2009. Interest on the borrowings under the 2004 Facility was payable at rates that are based on LIBOR plus a premium that can range from 17.0 to 47.5 basis points depending on the Company’s Earnings Coverage Ratio, as defined in the related agreement. The Company also paid quarterly facility fees, regardless of borrowing activity. The quarterly fees ranged from 8.0 to 15.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also paid a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding exceeded 50% of the total facility. In October 2006, Moody’s amended the 2004 Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its corporate headquarters building at 99 Church Street from $150.0 million to $250.0 million. Additionally, the restriction on liens to secure indebtedness related to the sale of 99 Church Street was also increased from $150.0 million to $250.0 million. The Company also increased the expansion feature of the 2004 Facility from $80.0 million to $340.0 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. In April 2007 after receipt of all necessary approvals relating to the execution of the expansion feature, borrowing capacity under the 2004 Facility was increased to $500.0 million. On September 28, 2007, the closing date of the 2007 Facility, the Company terminated the 2004 Facility and repaid the $400.0 million outstanding balance.

At September 30, 2007, the Company was in compliance with all covenants contained within the note agreements and the 2007 Facility described above.

Interest (expense) income, net

Interest (expense) income, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$5.2	$2.7	$13.8	$13.7
Interest expense on borrowings	(12.7)	(3.8)	(25.1)	(11.4)
Interest expense on FIN No. 48 liabilities	(4.2)	—	(16.3)	—
Interest expense reduction (a)	—	—	17.5	—
Interest capitalized	0.5	—	1.1	—

Interest (expense) income, net	$(11.2)	$(1.1)	$(9.0)	$2.3

(a)	Represents a reduction of accrued interest expense related to the favorable resolution of a legacy tax matter, as further discussed in Note 10 to the condensed consolidated financial statements.

Commercial Paper

On October 3, 2007, the Company entered into a commercial paper program (the “Program”) on a private placement basis under which the Company may issue unsecured commercial paper notes (the “CP Notes”) up to a maximum amount outstanding at any time of $1.0 billion. Amounts available under the Program may be re-borrowed. The Program is supported by the Company’s 2007 Facility, if at any time funds are not available on favorable terms under the Program. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement. The Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of November 2, 2007, the Company has $400.5 million outstanding under the Program.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchase and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At September 30, 2007, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations and Other Matters

The following table presents payments due under the Company’s contractual obligations as of September 30, 2007:

(in millions)	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease obligations (1)	$810.6	$66.1	$115.9	$82.6	$546.0
Notes payable (2)	902.5	33.2	66.2	66.2	736.9
Purchase obligations (3)	40.4	30.5	8.1	1.8	—
Borrowings under revolving credit facility (4)	507.9	21.7	43.1	443.1	—
Capital lease obligations	4.9	1.8	2.8	0.3	—

Total (5)	$2,266.3	$153.3	$236.1	$594.0	$1,282.9

(1)	Includes the operating lease agreement, which commenced on October 20, 2006, between the Company and 7 World Trade Center, LLC for 589,945 square-feet located at 7 World Trade Center at 250 Greenwich Street, New York, New York, which is serving as Moody’s new corporate headquarters. On March 28, 2007 the lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7 World Trade Center. See “Future Cash Requirements” for further information.
(2)	Includes $1.2 million of accrued interest as of September 30, 2007 and $301.3 million of interest that will accrue and be due from October 1, 2007 through September 30, 2015 and 2017, when the Series 2005-1 Notes and the Series 2007-1 Notes mature, respectively.
(3)	Purchase obligations include approximately $18 million, excluding approximately $28 million of accrued liabilities, related to the build-out of Moody’s new corporate headquarters at 7 World Trade Center. Purchase obligations also include contracts for professional services, data processing and telecommunication services, and data back-up facilities.
(4)	Includes $107.8 million of interest and fees, based on borrowings outstanding at September 30, 2007 that will accrue and be due from October 1, 2007 through September 30, 2012, when the 2007 Facility expires. During October 2007, the Company used proceeds from the issuance of notes under its commercial paper program to pay down the balance outstanding on the 2007 Facility. As of November 2, 2007, the Company had no borrowings outstanding under the 2007 Facility and had $400.5 million outstanding under its commercial paper program. See “Indebtedness” for further information.
(5)	The table above does not include the Company’s long-term tax reserves of $114.8 million, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On October 23, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.08 per share of Moody’s common stock, payable on December 10, 2007 to shareholders of record at the close of business on November 20, 2007.

Outlook

Moody’s outlook for 2007 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage borrowing and refinancing activity and securitization levels. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from its current outlook.

Based on expectations of continued weaknesses in the global debt markets, especially markets related to certain areas of structured finance, the Company has revised its outlook downward for the full year 2007. For Moody’s overall, the Company now projects revenue growth in the high-single-digit to double-digit percent range for the full year 2007. This growth assumes foreign currency translation in the fourth quarter at current exchange rates. The Company is taking aggressive actions to reduce expenses and expects to record a restructuring charge in the fourth quarter of 2007. Excluding any restructuring charge, Moody’s expects the total dollar amount of operating expense in the fourth quarter of 2007 to be lower than the third quarter amount.

Moody’s now projects the full-year operating margin, excluding any 2007 restructuring charge and the 2006 one-time gain on the sale of Moody’s 99 Church Street building, to decline by approximately 220 basis points in 2007 compared with 2006. The full-year margin decline reflects higher personnel costs, mostly associated with the impact of hiring from late 2006 and the first half of 2007, in addition to investments to sustain business growth including: international expansion, improving analytical processes, pursuing ratings transparency and compliance initiatives, introducing new products, improving technology infrastructure and relocating Moody’s headquarters in New York City.

Reported earnings per share in 2007 are now projected to be about flat compared to 2006 results. Excluding any 2007 restructuring charge, the one-time gain on the building sale from 2006 results and the impacts of legacy tax matters in both years, the Company now expects earnings per share in 2007 to grow in the mid- to high-single-digit percent range.

In the U.S., Moody’s continues to project high-single-digit percent revenue growth for the MIS ratings and research business for the full year 2007. In the U.S. structured finance business, the Company now expects revenue for the year to be about flat to 2006, including low-double-digit percent growth in commercial mortgage-backed securities and low-teens percent growth in credit derivatives ratings, offset by a decline in revenue from U.S. residential mortgage-backed securities ratings, including home equity securitization, in the low-thirties percent range, which is a greater decline than the high-teens percent range previously forecast.

In the U.S. corporate finance business, Moody’s now expects revenue growth for the year in the high-teens percent range, which is lower than the mid-twenties percent range previously forecast. This assumption anticipates continued good growth in investment grade issuance offset by a decline in growth in speculative grade issuance and bank loans. The Company noted considerable uncertainty in the speculative grade and bank loan segments for the remainder of the year.

In the U.S. financial institutions sector, the Company now expects revenue to grow in the low-teens percent range, down from previous guidance of mid-teens percent range. For the U.S. public finance sector, Moody’s now forecasts revenue for 2007 to grow in the low-double-digit percent range, up from previous guidance, due to stronger issuance expectations from the positive impact of lower interest rates. The Company now expects growth in the U.S. research business to be in the low-twenties percent range, modestly up from previous guidance of about twenty percent.

Outside the U.S., Moody’s now expects ratings revenue to grow in the low-teens percent range with low-double-digit to twenty percent growth across all major business lines, led by growth in Europe of corporate finance and financial institutions. The Company also now projects growth in the thirty percent range for international research revenue, up from previous guidance of mid-to-high-twenties percent range.

For MKMV globally, the Company continues to expect growth in sales and revenue from credit risk assessment subscription products, credit decision processing software, and professional services. This should result in mid- to high-single-digit percent growth in revenue with significantly greater growth in profitability.

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

Based on its review of the latest information available, and subject to the contingencies described below, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, although it is possible that the effect would be material to the Company’s consolidated results of operations for an individual reporting period.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of September 30, 2007, the Company continues to carry a reserve of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $11 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions and 1997-2002 IRS Deficiency Notices

This legacy tax matter, which was affected by developments in June 2007 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $7 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment is anticipated to be $6.8 million including interest, net of tax. The Company believes it has meritorious defenses to the deficiencies asserted in the Notices and does not believe that the outcome of this matter will be material to its financial results. The absence of any deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2000 and in companion Notices of Deficiency issued to New D&B for 2001 and 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in its second quarter. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes for the nine months ended September 30, 2007; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B, for the nine months ended September 30, 2007.

On the Distribution Date in 2000, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2002 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability. As of September 30, 2007, Moody’s liability with respect to this matter totaled $51.1 million.

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

At September 30, 2007, Moody’s has recorded liabilities for Legacy Tax Matters totaling $62.7 million. This includes deficiencies asserted in the Notices, which are subject to meritorious defenses and liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

Regulation

In the United States, since 1975, Moody’s Investors Service (“MIS”) has been designated as a Nationally Recognized Statistical Rating Organization (“NRSRO”) by the Securities and Exchange Commission (“SEC”). The SEC first applied the NRSRO designation in that year to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress, the SEC and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities. MIS voluntarily registered with the SEC as an NRSRO under the Investment Advisers Act of 1940.

In September 2006, the Credit Rating Agency Reform Act of 2006 (“Reform Act”) was passed, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The Reform Act provided the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published final rules to implement the Reform Act, which address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In June 2007, MIS submitted to the SEC its application for registration as an NRSRO. In September 2007, the SEC registered MIS as an NRSRO under the Securities Exchange Act of 1934 and, consequently, MIS is now subject to the SEC’s oversight rules described above.

Internationally, several regulatory developments have occurred:

IOSCO—In December 2004, the Technical Committee of the International Organization of Securities Commissions (“IOSCO”) published its Code of Conduct Fundamentals for Credit Rating Agencies (“IOSCO Code”). MIS initially published its Code of Professional Conduct (“Moody’s Code”) pursuant to the IOSCO Code in June 2005 and published an updated code in October 2007. Moody’s Code can be found on the Regulatory Affairs page of the Company’s website.

European Union—The European Commission (“Commission”) stated in January 2006 and again in January 2007 that recent European Union (“EU”) financial services legislative measures that are relevant to credit rating agencies, combined with a self-regulatory framework for rating agencies based on the IOSCO Code, provided a suitable framework for the oversight of rating agencies and that no legislative actions were required at the time. The Committee of European Securities Regulators (“CESR”) has been charged with monitoring rating agencies’ compliance with the IOSCO Code and reporting back to the Commission regularly. CESR conducted its first annual review to assess such compliance during 2006 and published its report in January 2007. CESR concluded that four internationally active rating agencies operating in the EU, including Moody’s, are largely compliant with the IOSCO Code, and it identified a few areas where it believed rating agencies could improve their processes and disclosures and where the IOSCO Code could be improved. CESR has commenced its 2007 review, in which it is evaluating the areas identified in its 2006 report, the impact of the Reform Act on the ratings business in the European Union, and the role of rating agencies in the structured finance process, including securitizations backed by subprime residential mortgages. CESR plans to publish its 2007 report in April 2008.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published a new bank capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies (called External Credit Assessment Institutions or “ECAIs”) can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities have begun the ECAI recognition process; Moody’s has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. Moody’s does not currently believe that Basel II will materially affect its financial position or results of operations.

In addition, as a result of the recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various national and global regulatory and other authorities have initiated or indicated that they are considering reviews of the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance more generally. Moody’s is the subject of a number of such reviews and cannot predict the ultimate outcome of such current or potential future reviews, or their ultimate impact on the competitive position, financial position or results of operations of Moody’s.

Other legislation and regulation relating to credit rating and research services has been considered from time to time by local, national and multinational bodies and is likely to be considered in the future. In certain countries, governments may provide financial or other support to locally-based rating agencies. In addition, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which Moody’s operates. In addition, the legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of Moody’s cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing on page 19 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; market perceptions of the utility and integrity of independent agency ratings; possible loss of market share through competition; introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; the potential emergence of government-sponsored credit rating agencies; proposed U.S., foreign, state and local legislation and regulations; regulations relating to the oversight of Nationally Recognized Statistical Rating Organizations; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of rating agencies; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those legacy tax and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the outcome of other legal actions to which the Company, from time to time, may be named as a party; the ability of the Company to successfully integrate acquired businesses; a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10Q and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities, and other pending matters that it may determine to be appropriate. For matters, except those related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded reserves in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FIN No. 48, adopted as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing on page 30 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.

Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities and is cooperating with those inquiries.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company for the unresolved matters referred to above is not likely to have a material adverse effect on the Company’s consolidated financial condition, although it is possible that the effect would be material to the Company’s consolidated results of operations for an individual reporting period. This opinion is subject to the contingencies described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2007

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
July 1-31	2,455,841	$59.40	2,455,702	$2,673.9 million
August 1-31	5,382,380	$52.29	5,382,380	$2,392.5 million
September 1-30	1,248,927	$45.65	1,248,927	$2,335.5 million

Total	9,087,148		9,087,009

(1)	Includes the surrender to the Company of 139 shares in July of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program. During August 2006, the Company had completed its previous $1.0 billion share repurchase program, which had been authorized by the Board of Directors in October 2005. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program. The Company will begin repurchasing shares under the new program upon completion of the $2.0 billion program authorized in June 2006. There is no established expiration date for either of these authorizations

During the third quarter of 2007, Moody’s repurchased 9.1 million shares of it’s common stock, at an aggregate cost of $484.3 million, and issued 0.5 million shares under employee stock-based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s Form 10-Q for the quarter ended March 31, 2007.

Item 6. Exhibits

Exhibits

Exhibit No.		Description
3		ARTICLES OF INCORPORATION AND BY-LAWS

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10, file number 1-14037, filed June 18, 1998).

10		MATERIAL AGREEMENTS

	.1	Interim Loan Agreement dated as of August 8, 2007, among Moody’s Corporation, the Borrowing Subsidiaries Party Thereto, the Lenders Party Thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Wachovia Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 99.1 of the Report on Form 8-K of the Registrant, file number 1-14037, filed August 14, 2007).

	.2	Note Purchase Agreement, dated September 7, 2007, by and among Moody’s Corporation and the Note Purchasers party thereto, including the form of the Series 2007-1 Note (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K of the Registrant file number 1-14037, filed September 13, 2007).

	.3	Five-Year Credit Agreement dated as of September 28, 2007, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Hereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2007).

	.4	Commercial Paper Dealer Agreement between Moody’s Corporation and Goldman, Sachs & Co., dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007).

	.5	Commercial Paper Dealer Agreement between Moody’s Corporation and Morgan Stanley & Co. Incorporated, dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007).

	.6	Commercial Paper Dealer Agreement between Moody’s Corporation and Citigroup Global Markets Inc., dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007).

	.7	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 26, 2007).

	.8*	Issuing and Paying Agency Agreement dated as of September 28, 2007, between Moody’s Corporation and JPMorgan Chase Bank, National Association.

31		CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

Exhibit No.		Description

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/S/ LINDA S. HUBER
Linda S. Huber Executive Vice President and Chief Financial Officer (principal financial officer)

Date: November 2, 2007

By:	/S/ JOSEPH MCCABE
Joseph McCabe Senior Vice President and Corporate Controller (principal accounting officer)

Date: November 2, 2007