Form 10-K
period 2007-12-31
MOODYS CORP /DE/
filed 2008-02-29
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO              .

COMMISSION FILE NUMBER 1-14037

MOODY’S CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3998945
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

7 World Trade Center at 250 Greenwich Street, NEW YORK, NEW YORK 10007

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

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2007 (based upon its closing transaction price on the Composite Tape on such date) was approximately $16.6 billion.

As of January 31, 2008, 247.8 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 22, 2008, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

PART I

ITEM 1.	BUSINESS

Background

As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300. Prior to September 8, 2000, the Company operated as part of The Dun & Bradstreet Corporation.

The Company

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software and credit portfolio management solutions and (iii) beginning in January 2008, fixed income pricing data and valuation models. Founded in 1900, Moody’s employs approximately 3,600 people worldwide. Moody’s maintains offices in 27 countries and has expanded into developing markets through joint ventures or affiliation agreements with local rating agencies. Moody’s customers include a wide range of corporate and governmental issuers of securities as well as institutional investors, depositors, creditors, investment banks, commercial banks and other financial intermediaries. Moody’s is not dependent on a single customer or a few customers, such that a loss of any one would have a material adverse effect on its business.

Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s KMV (“MKMV”). For additional financial information on these segments, see Part II, Item 8. “Financial Statements – Note 18 – Segment Information.” Beginning in January 2008, Moody’s segments were changed to reflect the implementation of the business reorganization announced in August 2007. A discussion concerning Moody’s new operating segments, as if they were in place beginning January 1, 2005, is outlined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moody’s Investors Service publishes credit ratings and associated opinions on a broad range of obligors and obligations issued in domestic and international markets, including various corporate and governmental obligations, structured finance securities and commercial paper programs. It also publishes investor-oriented credit information, research and economic commentary, including in-depth research on major debt issuers, industry studies, special comments and credit opinion handbooks. Moody’s credit ratings and research help investors analyze the credit risks associated with fixed-income securities and other credit-sensitive instruments. Such independent credit ratings and research also contribute to efficiencies in markets for other obligations, such as insurance policies and derivative transactions, by providing credible and independent assessments of credit risk. Moody’s provides ratings and credit research on governmental and commercial entities in more than 100 countries. Moody’s global and increasingly diverse services are designed to increase market efficiency and may reduce transaction costs. As of December 31, 2007, Moody’s had ratings relationships with more than 11,000 corporate issuers and approximately 26,000 public finance issuers. Additionally, the Company has rated more than 110,000 structured finance obligations. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors.

Moody’s research services, data and analytic tools are utilized by institutional investors and other credit and capital markets professionals. These services cover various segments of the loan and debt capital markets, and are sold to more than 8,700 customer accounts worldwide. Within these accounts, more than 30,000 unique users accessed Moody’s research website (www.moodys.com) during calendar year 2007. In addition to these clients, more than 167,000 other individuals visited Moody’s website to retrieve current ratings and other information made freely available to the public.

MKMV develops and distributes quantitative credit risk assessment products and services, including credit processing and analytical tools for credit portfolio management. With more than 1,800 clients operating in approximately 85 countries, MKMV serves banks, corporations and institutional investors, including most of the world’s largest financial institutions. MKMV’s quantitative credit analysis tools include models that estimate the probability of default for approximately 29,000 publicly traded firms globally, updated daily. In addition, MKMV’s RiskCalc™ models extend the availability of these probabilities to privately held firms in many of the world’s economies. MKMV also offers services to value and improve the performance of credit-sensitive portfolios.

Prospects for Growth

Over recent decades, global fixed-income markets have grown significantly in terms of outstanding principal amount and types of securities or other obligations. Despite the recent market disruption and decline in issuance activity for some important classes of securities in the U.S. and internationally, Moody’s believes that the overall long-term outlook remains favorable for continued secular growth of fixed-income markets worldwide. However, Moody’s expects that, in the near-term, growth drivers such as financial innovation and disintermediation will slow as capital market participants adjust to the recent poor performance of some structured finance asset classes, such as U.S. residential mortgage-backed securities and credit derivatives. Restoring investor confidence in structured products will require enhancements to Moody’s rating processes and probably greater transparency from issuers of structured (or securitized) debt. Moody’s is developing updated rating methodologies, volatility measures, and pricing and valuation services to aid the return of investor trust and, though it is likely to be a measured process, Moody’s expects that these initiatives will support continued long-term demand for high-quality, independent credit opinions.

Growth in global fixed-income markets is attributable to a number of forces and trends. Advances in information technology, such as the Internet, make information about investment alternatives widely available throughout the world. This technology facilitates issuers’ ability to place securities outside their national markets and investors’ capacity to obtain information about securities issued outside their national markets. Issuers and investors are also more readily able to obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, many of which may be unfamiliar to them. This availability of information promotes the ongoing integration and development of worldwide financial markets and a greater need for credible, globally comparable opinions about credit risk. As a result, existing capital markets have expanded and a number of new capital markets have emerged. In addition, more issuers and investors are accessing developed capital markets.

Another trend that is driving growth in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to or instead of retaining those assets. Recent credit market disruptions have slowed the trend of disintermediation in important markets such as the U.S. and Europe, but Moody’s believes that debt capital markets offer advantages in capacity and efficiency compared to the traditional banking systems. Thus, disintermediation is expected to expand in the longer-term.

Growth in issuance of structured finance securities has generally been stronger than growth in straight corporate and financial institutions debt issuance, though with recent market turmoil this trend is expected to change at least over the near term, and possibly longer, with investors preferring simpler, more standardized and more transparent securities to more complex financial instruments. Compared with 2007, Moody’s expects a decline in structured finance revenue at least through 2008 and possibly into 2009 and beyond.

Rating fees paid by debt issuers account for most of the revenue of Moody’s Investors Service. Therefore, a substantial portion of Moody’s revenue is dependent upon the volume and number of debt securities issued in the global capital markets that Moody’s rates. Moody’s is therefore affected by, for example, the performance, and the prospects for growth, of the major world economies, the fiscal and monetary policies pursued by their governments, and the decisions of issuers to request Moody’s ratings to aid investors in their investment decision process. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, subscription-based research and other areas are less dependent on, or independent of, the volume or number of debt securities issued in the global capital markets.

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

Legislative bodies and regulators in both the United States, Europe and selective other jurisdictions continue to conduct regulatory reviews of credit rating agencies, which may result in, for example, an increased number of competitors, changes to the business model or restrictions on certain business activities of Moody’s Investors Service, or increased costs of doing business for Moody’s. Therefore, in order to broaden the potential for expansion of non-ratings services, beginning in January 2008, Moody’s has reorganized into two distinct businesses, Moody’s Investors Service, consisting solely of the ratings business, and Moody’s Analytics. Moody’s Analytics now conducts all non-ratings activities, and includes the MKMV business, the sale of credit research produced by Moody’s Investors Service and the production and sale of other credit related products and services. The reorganization is expected to broaden the opportunities for expansion by Moody’s Analytics into activities which were previously restricted, due to the potential for conflicts of interest with the ratings business. At present, Moody’s is unable to assess the nature and effect any regulatory changes may have on future growth opportunities. See “Regulation” below.

Moody’s Analytics expects to benefit from the growing demand among credit market participants for information that enables them to make sound investment and risk management decisions. These customers require advanced qualitative and quantitative tools to support their management of increasingly complex capital market instruments. Such complexity creates analytical challenges for market participants, including financial intermediaries, asset managers and other investors. In recent years, reliable third-party ratings and research served to supplement or substitute for traditional in-house research as the scale, geographic scope and complexity of financial markets grew. Recent disruptions in credit markets threaten to slow this trend, but Moody’s expects to sustain reliance on its offerings as enhancements to credit rating methodologies and other changes in securities origination processes restore investor confidence and more orderly market operations.

Growth in Moody’s Analytics is also expected as financial institutions adopt active credit portfolio management practices and implement internal credit assessment tools for compliance with Basel II regulations. Moody’s Analytics offers products that respond to these needs. This growth will be realized by, for example, the development of new private firm default probability models for specific countries and by expanding analysis capabilities of new asset classes.

Competition

The Moody’s Investors Service business competes with other credit rating agencies and with investment banks and brokerage firms that offer credit opinions and research. Many of our customers also have in-house credit research capabilities. Moody’s largest competitor in the global credit rating business is Standard & Poor’s Ratings Services (“S&P”), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P’s. In other markets, the reverse is true.

In addition to S&P, Moody’s competitors include Fitch, a subsidiary of Fimalac S.A., Dominion Bond Rating Service, Ltd. of Canada (“DBRS”) and A.M. Best Company, Inc. In 2007, Japan Credit Rating Agency, Ltd., Rating and Investment Information, Inc, (R&I) and Egan-Jones also were designated as Nationally Recognized Statistical Rating Organizations (“NRSRO”), and in February 2008, LACE Financial Corp. also was registered as an NRSRO. One or more additional rating agencies may emerge in the United States as the Securities and Exchange Commission (“SEC”) continues to expand the number of NRSROs. Competition may also increase in developed or developing markets outside the United States over the next few years as the number of rating agencies increases.

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

Moody’s Analytics’ main competitors for quantitative measures of default risk include the RiskMetrics Group, S&P, CreditSights, R&I’s Financial Technology Institute, Fitch Algorithmics, Dun and Bradstreet, and other smaller vendors, as well as models developed internally by customers. Other firms may compete in the future. Baker Hill, acquired by Experian, and Bureau van Dijk Electronic Publishing are Moody’s Analytics’ main competitors in the market for analytical software supporting commercial lending activities. Mercer Oliver Wyman competes with the professional services group at Moody’s Analytics for certain credit risk consulting services business. In economic analysis, data and modeling services, Moody’s Analytics faces competition from Global Insight, Haver Analytics and a number of smaller firms around the world.

Moody’s Strategy

Moody’s intends to focus on the following opportunities:

Expansion in Financial Centers

Moody’s serves its customers through its global network of offices and business affiliations. Moody’s currently maintains comprehensive rating and marketing operations in financial centers including Frankfurt, Hong Kong, London, Madrid, Milan, Moscow, New York, Paris, Singapore, Sydney and Tokyo. Moody’s expects that its global network will position it to benefit from the expansion of worldwide capital markets and thereby increase revenue. Moody’s also expects that the growth of its Moody’s Investors Service business as a consequence of financial market integration in Europe will continue. Additionally, Moody’s expects to continue its expansion into developing markets either directly or through joint ventures. This will allow Moody’s to extend its credit opinion franchise to local and regional obligors, through domestic currency ratings and national scale ratings.

New Rating Products

Moody’s is pursuing numerous initiatives to expand credit ratings, including from public fixed-income securities markets to other sectors with credit risk exposures. Within established capital markets, Moody’s continues to expand its rating coverage of bank loans and project finance loans and securities. In global and local counterparty markets, Moody’s offers distinct sets of rating products to address the creditworthiness of financial firms, including bank financial strength and deposit ratings, and insurance financial strength ratings. Moody’s has also introduced issuer ratings for corporations not active in the debt markets. In response to growing investor demand for expanded credit opinion in the high yield market, Moody’s has introduced a number of new products, including joint default analysis, corporate financial metrics, and both loss-given-default and probability-of-default ratings. The recent disruptions in the structured finance markets may provide opportunities to enhance structured finance offerings to meet investor demands for more information content. In order to capitalize on market developments and to enhance ratings surveillance efficiency, Moody’s has created a new products group within Moody’s Investors Service to focus on new ratings products, such as hedge fund operations quality ratings, and to identify, design, develop and maintain value-added research, analytics and data products serving the capital markets.

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

Expansion of Credit Research Products and Investment Analytic Tools

Moody’s plans to expand its research and analytic services through internal development and through acquisitions. Most new product initiatives tend to be more analytical and data-intensive than traditional narrative research offerings. Such services address investor interest in replicating the monitoring activities conducted by, for example, Moody’s securitization analysts and provide the means for customers to gain access to raw data and adjusted financial statistics and ratios used by Moody’s analysts in the rating process for municipalities, companies and financial institutions. These products represent important sources of growth for the research business. Moody’s Analytics is developing products in the fixed-income valuations and pricing arena that facilitate price transparency in global fixed income markets, especially for complex structured securities and derivative instruments. Moreover, Moody’s continues to explore opportunities to extend its research relevance in new domestic or regional markets (e.g., China) as well as new functional markets (e.g., hedge funds).

New Quantitative Credit Risk Assessment Services

Moody’s will continue to provide banks and other institutions with quantitative credit risk assessment services. Moody’s believes that there will be increased demand for such services because they assist customers trading or holding credit-sensitive assets to better manage risk and deliver better performance. Also, international bank regulatory authorities are assessing the adequacy of banks’ internal credit risk management systems for the purpose of determining regulatory capital. Such regulatory initiatives create demand for, and encourages adoption of, related services by banks from third-party providers.

Regulation

In the United States, since 1975, Moody’s Investors Service (“MIS”) has been designated as an NRSRO by the SEC. The SEC first applied the NRSRO designation in that year to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress, the SEC and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.

In September 2006, the Credit Rating Agency Reform Act of 2006 (“Reform Act”) was passed, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The Reform Act provides the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published final rules to implement the Reform Act, which address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In June 2007, MIS submitted to the SEC its application for registration as an NRSRO and in September 2007 the SEC registered MIS as an NRSRO under the Securities Exchange Act of 1934. Consequently, MIS is now subject to the SEC’s oversight rules described above and, as required by the rules, has made its Form NRSRO Initial Application publicly available by posting it on the Regulatory Affairs page of the Company’s website.

Internationally, several regulatory developments have occurred:

The Group of 7 Finance Minister and Central Bank Authorities (G-7)—After their October 2007 meeting, the G-7 published a joint-statement outlining their intended approach to the recent financial turbulence. In this statement, the Finance Ministers formally asked the Financial Stability Forum (FSF) to analyze the underlying causes of the turbulence and to provide an update at the G-7’s meetings in late Spring 2008. The G-7 identified the following four areas on which it would like the FSF to offer proposals: liquidity and risk management; accounting and valuation of financial derivatives; role, methodologies and use of credit rating agencies in structured finance; and basic supervisory principles of prudential oversight, including the treatment of off-balance sheet vehicles. The FSF has been working on this request and is expected to provide its recommendations at the G-7’s Spring 2008 meeting.

IOSCO— In April 2007, the Technical Committee of the International Organization of Securities Commissions (“IOSCO”) announced that it would reconstitute the Task Force on rating agencies to undertake a new mandate on the role of credit rating agencies in relation to the development of structured finance products. This work is to be carried out in close cooperation with the Committee on the Global Financial System (CGFS). In November 2007, IOSCO announced the creation of a new and dedicated Task Force to review the issues facing securities regulators following the recent events in the global credit markets. The topics which will be covered by this Task Force include: risk management / prudential supervision; transparency / due diligence; valuation of assets / accounting issues; and, credit rating agencies. It is anticipated that the Task Force will present its final report to the Technical Committee in May 2008 during IOSCO’s Annual Conference in Paris.

In December 2004, the Technical Committee of IOSCO published its Code of Conduct Fundamentals for Credit Rating Agencies (“IOSCO Code”). MIS initially published its Code of Professional Conduct (“MIS Code”) pursuant to the IOSCO Code in June 2005 and published an updated Moody’s Code in October 2007. In December 2007, MIS published its second, annual report on the implementation of the Moody’s Code. The two annual reports and the MIS Code can be found on the Regulatory Affairs page of the Company’s website.

European Union—The European Commission (“Commission”) stated in January 2006 and again in January 2007 that recent European Union (“EU”) financial services legislative measures that are relevant to credit rating agencies, combined with a self-regulatory framework for rating agencies based on the IOSCO Code, provided a suitable framework for the oversight of rating agencies and that no legislative actions were required at the time. The Committee of European Securities Regulators (“CESR”) has been charged with monitoring rating agencies’ compliance with the IOSCO Code and reporting back to the Commission regularly. CESR conducted its first annual review to assess such compliance during 2006 and published its report in January 2007. CESR concluded that four internationally active rating agencies operating in the EU, including Moody’s, are largely compliant with the IOSCO Code, and it identified a few areas where it believed rating agencies could improve their processes and disclosures and where the IOSCO Code could be improved. CESR began its second annual review in 2007 and is evaluating the areas identified in its 2006 report, the impact of the Reform Act on the ratings business in the European Union, and the role of rating agencies in the structured finance process, including securitizations backed by subprime residential mortgages. As part of CESR’s review process, CESR has on two occasions requested comments from rating agencies and other market participants. The written responses MIS submitted to the CESR questionnaires can be found on the Regulatory Affairs page of the Company’s website. CESR plans to publish its second annual report in mid-2008.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published a new bank capital adequacy framework (“Basel II”) to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies (called External Credit Assessment Institutions or “ECAIs”) can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities have begun the ECAI recognition process. Moody’s has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. Moody’s does not currently believe that Basel II will materially affect its financial position or results of operations.

In addition, as a result of the recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various national and global regulatory and other authorities have initiated, or indicated that they are considering, reviews of the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance more generally. Moody’s is the subject of a number of such reviews and cannot predict the ultimate outcome of such current or potential future reviews, or their ultimate impact on the competitive position, financial position or results of operations of Moody’s.

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

Intellectual Property

Moody’s and its affiliates own and control a variety of trade secrets, confidential information, trademarks, trade names, copyrights, patents, databases and other intellectual property rights that, in the aggregate, are of material importance to Moody’s business. Management of Moody’s believes that each of the trademarks and related corporate names, marks and logos containing the term “Moody’s” are of material importance to the Company. Moody’s is licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed to use certain technology and other intellectual property rights owned and controlled by Moody’s. The Company considers its trademarks, service marks, databases, software and other intellectual property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contractual safeguards for protection.

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its subsidiaries.

Employees

As of December 31, 2007, the number of full-time equivalent employees of Moody’s was approximately 3,600.

Available Information

Moody’s investor relations Internet website is http://ir.moodys.com/. Under the “SEC Filings” tab at this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position	Biographical Data
Mark E. Almeida, 48 Senior Vice President-Moody’s Corporation and President-Moody’s Analytics	Mr. Almeida, has served as Senior Vice President of Moody’s Corporation since August 2007 and as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to August 2007 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors service in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Name, Age and Position	Biographical Data
Brian M. Clarkson, 51 President and Chief Operating Officer –Moody’s Investors Service	Mr. Clarkson has served as President and Chief Operating Officer of Moody’s Investors Service, Inc. since August 2007. Prior to assuming this position, Mr. Clarkson was Executive Vice President and Co-Chief Operating Officer of MIS, responsible for the Global Structured Finance and US Public Finance franchises from 2004 to 2007. He served as Senior Managing Director of the Asset Backed Finance Group from 2002 through 2003, and Group Managing Director of the Global Asset Finance Group from 1997 to 2001. From 1996 through 1997 he was Group Managing Director of the Mortgage Finance Group. He has also served as Managing Director of the Asset-Backed Securities Group from 1994 to 1996 and Associate Director in Moody’s Mortgage-Backed Finance Group from 1993 through 1994. He joined Moody’s Structured Finance Group as Senior Analyst in 1991. Mr. Clarkson is on the board of directors of the American Securitization Forum and Achievement First Endeavor.

John J. Goggins, 47 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel and became General Counsel in 2000.

Linda S. Huber, 49 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

Andrew Kriegler, 43 Senior Vice President and Chief Human Resources Officer	Mr. Kriegler has served as Senior Vice President and Chief Human Resources Officer of the Company since February 2007. He served as Canadian Country Managing Director from September 2000 to February 2007. Prior thereto, Mr. Kriegler served as a treasury executive for Canada Trust from 1997 to August 2000 and as an investment banker with the securitization and debt capital markets group at BMO Nesbitt Burns from 1993 to 1997. Prior thereto Mr. Kriegler was a securities trader at CIBC World Markets specializing in structured finance from 1990 to 1992 and an investment banker in 1993.

Joseph (Jay) McCabe, 57 Senior Vice President and Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President and Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Before joining the Company, he served as Vice President — Corporate Controller at PPL Corporation, an energy and utility company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 50 Chairman and Chief Executive Officer	Mr. McDaniel, Jr., has served as the Chairman and Chief Executive Officer of the Company since April 2005 and serves on the International Business Development Committee of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He served as President of Moody’s Investors Service from November 2001 to August 2007. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service, Inc. from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel is also a director of John Wiley & Sons, Inc.

Perry Rotella, 44 Senior Vice President and Chief Information Officer	Mr. Rotella has served as the Company’s Senior Vice President and Chief Information Officer since December 2006. Prior to joining the Company, he served as Chief Information Officer for American International Group’s (“AIG”) Domestic Brokerage group from 2003 to 2006, Operations and Systems Executive in 2006 and Global Chief Technology Officer from 2000 to 2003. Prior to AIG, from 1985 to 1999, Mr. Rotella was with American Management Systems (“AMS”), a technology consulting firm, where he held a variety of positions including Chief Technology Officer for AMS’s Insurance Technology Group.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this annual report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems minor or insignificant also may impair its business operations. If any of the following risks occurs, Moody’s business, financial condition, operating results and cash flows could be materially adversely affected.

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 79% of Moody’s revenue in 2007 was derived from ratings. Revenues from ratings, in turn, are dependent on the number and dollar volume of debt securities issued in the capital markets. Accordingly, any conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuances for which Moody’s provides ratings services, and thereby, have an adverse effect on the fees derived from the issuance of ratings.

Factors that could reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities include unfavorable financial or economic conditions. In addition, increases in interest rates or credit spreads, volatility in financial markets or the interest rate environment, significant regulatory, political or economic events, defaults of significant issuers and other market and economic factors may negatively affect the general level of debt issuance and/or the debt issuance plans of certain categories of borrowers. Beginning in July 2007, there has been a significant disruption in world financial markets, particularly in the credit markets. A sustained period of market decline or weakness, especially if it relates to credit sensitive securities, for which there is typically a high level of demand for ratings, could have a material adverse effect on Moody’s business and financial results. The Company has recently noted a substantial reduction in the volume of debt securities issued and related revenues as a result of the uncertainties presently being experienced in the market for collateralized debt and other structured finance obligations. Revenue earned from ratings in 2007 was approximately 9% higher as compared to 2006, however, ratings revenue in the second half of 2007 compared to the second half of 2006 decreased approximately 11% due to the reduced number of credit-sensitive securities issued in the latter half of 2007 as a result of the credit turmoil beginning early in the third quarter of 2007. There can be no assurance that market conditions will improve in the near future or that results will not continue to be adversely affected.

To the Extent that Any Concerns Affecting Credibility are Perceived in the Marketplace Moody’s Market Share and/or Revenue Could be Affected

Moody’s reputation is one key factor on the basis of which it competes. Moody’s is constantly taking steps to help maintain the absolute trustworthiness of its reputation, as well as its credibility in the marketplace. Accordingly, to the extent that rating agency business as a whole or Moody’s, relative to its competitors, suffers a loss in credibility, Moody’s business could be adversely affected. Factors that could affect one's credibility include, potentially, the performance of securities relative to the rating assigned to such securities by a particular rating agency, as well as the ability to recognize potential changes in ratings on a timely basis.

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

Introduction of Competing Products or Technologies by Other Companies

The markets for credit ratings, research and credit risk management services are highly competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and to utilize emerging technological trends is a key factor in maintaining market share. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s. Moody’s growth prospects could also be adversely affected by limitations of its information technologies that fail to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors.

Regulation as a Nationally Recognized Statistical Rating Organization and Potential for New U.S., State and Local Legislation and Regulations

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

In the United States and other countries, the laws and regulations applicable to credit ratings and rating agencies continue to evolve and are presently subject to review by a number of legislative or regulatory bodies, including the SEC in the United States and state and local oversight. It is possible that such reviews could lead to greater oversight or regulation concerning the issuance of credit ratings or the activities of credit rating agencies. Such additional regulations could, potentially, increase the costs associated with the operation of a credit rating agency, alter the rating agencies’ communications with the issuers as part of the rating assignment process, increase the legal risk associated with the issuance of credit ratings, change the regulatory framework to which credit rating agencies are subject and/or affect the competitive environment in which credit rating agencies operate.

Currently, Moody’s is designated as an NRSRO pursuant to SEC regulation enacted in response to the adoption of the Reform Act. One of the central promises of the Reform Act was to encourage competition among rating agencies. Given its recent adoption, Moody’s is unable to assess the future impact of any regulatory changes that may result from the SEC’s regulations or the impact on Moody’s competitive position or its current practices, although Moody’s would expect the Reform Act to increase costs of all entities engaged in the rating agency business. Similarly, at present, Moody’s is unable to predict the regulatory changes that may result from ongoing reviews by any of the various regulatory bodies or the effect that any such changes may have on its business. A description of several of the more recent regulatory initiatives in the United States and other countries is described above under the section entitled “Regulation” in Item 1. “Business”, of this Form 10-K.

Potential for Increased Competition and Regulation in Foreign Jurisdictions

Moody’s maintains offices outside the U.S. and derives a significant and increasing portion of its revenue from sources outside the U.S. Operations in different countries expose Moody’s to a number of legal, economic and regulatory risks such as restrictions on the ability to convert local currency into U.S. dollars and currency fluctuations, export and import restrictions, tariffs and other trade barriers, political and economic instability as well as nationalization, expropriation, price controls and other restrictive governmental actions, longer payment cycles and possible problems in collecting receivables, and potentially adverse tax consequences.

Moody’s faces competition from, among others, S&P, Fitch, DBRS, local rating agencies in a number of international jurisdictions and specialized companies that provide ratings for particular types of financial products or issuers (such as A.M. Best Company, Inc., with respect to the insurance industry). Since Moody’s believes that some of its most significant challenges and opportunities will arise outside the U.S., it will have to compete with rating agencies that may have a stronger local presence or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local governments or other institutions that Moody’s does not receive, putting Moody’s at a competitive disadvantage.

Because Moody’s operates globally and plans to expand its international scope, it must also react to regulatory changes abroad. CESR has monitored rating agencies’ compliance with the IOSCO Code. Although the CESR recently concluded in a report that the four internationally active rating agencies that operate in the European Union, including Moody’s, are largely compliant with the IOSCO Code, it did identify a few areas where it believed the rating agencies could improve their processes and disclosures and where the IOSCO Code could be improved. CESR indicated that it will look into these areas in particular, as well as the impact of the Reform Act and the SEC’s implementing rules on the rating business in the European Union. Moody’s is unable to assess the potential impact of any regulatory changes that may result from the CESR’s review, including whether any additional regulation would restrict or otherwise inhibit Moody’s expansion into foreign markets. See the discussion under the section entitled “Regulation” in Item 1. “Business”, of this Form 10-K, for additional information regarding the IOSCO Code and the CESR.

Exposure to Litigation Related to Moody’s Rating Opinions

Currently, Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities, as part of ongoing investigations, and is cooperating with those inquiries. The outcome of such investigations is presently unknown. In addition, Moody’s faces litigation from time to time from parties claiming damages relating to ratings actions, as well as other related actions. As Moody’s international business expands, these types of claims may increase or become more costly because foreign jurisdictions may not have legal protections or liability standards comparable to those in the U.S. (such as protections for the expression of credit opinions as is provided by the First Amendment and criminal rather than civil penalties). These risks often may be difficult to assess or quantify, and their existence and magnitude often remains unknown for substantial periods of time.

Possible Loss of Key Employees to Investment or Commercial Banks or Elsewhere and Related Compensation Cost Pressures

Moody’s success depends in part upon recruiting and retaining highly skilled, experienced financial analysts and other professionals. Competition for qualified staff in the financial services industry is intense, and Moody’s ability to attract staff could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing analytical industries. Investment banks and other competitors for analyst talent may be able to offer higher compensation than Moody’s or subject employees to less individual scrutiny. Moody’s also may not be able to identify and hire employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. Moody’s may lose key employees due to other factors, such as catastrophes, that could lead to disruption of business operations. Moody’s ability to compete effectively will continue to depend, among other things, on its ability to attract new employees and to retain and motivate existing employees.

Our Operations and Infrastructure may Malfunction or Fail

Our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications or other services used by us or third parties with or through whom we conduct business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, acts of terrorism or war or otherwise. We do not have fully redundant systems for most of our smaller office locations and low-risk systems, and our disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of these locations and our personnel in those locations are unable to communicate with or travel to other locations, our ability to service and interact with our clients and customers from these locations may suffer.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York, with approximately 668,513 square feet. During the fourth quarter of 2006, the Company completed the sale of its former corporate headquarters building at 99 Church Street, New York, New York. As of December 31, 2007, Moody’s operations were conducted from 16 U.S. offices and 37 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities, and other pending matters that it may determine to be appropriate. For matters, except those related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) implemented as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. The discussion of the legal matters under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing on page 17 of this annual report on Form 10-K, is incorporated into this Item 3 by reference.

Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities and is cooperating with those inquiries.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company for the unresolved matters referred to above is not likely to have a material adverse effect on the Company’s consolidated financial condition, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period. This opinion is subject to the contingencies described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this annual report on Form 10-K, no matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information in response to this Item is set forth under the captions “Common Stock Information” and “Dividends” in Item 7 of this annual report on Form 10-K, and under the caption “Equity Compensation Plan Information” in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 22, 2008, and is incorporated herein by reference.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended December 31, 2007

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
October 1 – 31	1,231,601	(1)	$48.46	1,231,491	$2,275.8 million
November 1 – 30	1,596,717		39.30	1,596,717	2,213.0 million
December 1 – 31	4,921,449	(1)	38.39	4,920,689	2,024.1 million

Total	7,749,767			7,748,897

(1)	Includes the surrender to the Company of 110 and 760 shares in October and December, respectively, of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program, of which $24 million remains at December 31, 2007. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program. The Company will begin repurchasing shares under the new program upon completion of the $2.0 billion program authorized in June 2006. There is no established expiration date for either of these authorizations

During the fourth quarter of 2007, Moody’s repurchased 7.7 million shares of its common stock, at an aggregate cost of $311.4 million, and issued 0.8 million shares under employee stock-based compensation plans.

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

The comparison assumes that $100.00 was invested in the Company’s common stock (the “Common Stock”) and in each of the foregoing indices on December 31, 2002. The comparison also assumes the reinvestment of dividends, if any. The total return for the Common Stock was 77% during the performance period as compared with a total return during the same period of 83% for the S&P 500 and 106% for the Performance Peer Group.

COMPARISON OF CUMULATIVE TOTAL RETURN

SINCE DECEMBER 31, 2002

MOODY’S CORPORATION, S&P COMPOSITE INDEX AND PEER GROUP INDEX

	PERIOD ENDING
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Moody’s Corporation	$100.00	$147.17	$212.01	$301.54	$340.58	$177.12
Peer Group Index	100.00	131.99	155.63	163.38	206.20	205.53
S&P Composite Index	100.00	128.68	142.69	149.70	173.34	182.87

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

	Year Ended December 31,
amounts in millions, except per share data	2007	2006	2005	2004	2003
Results of operations
Revenue	$2,259.0	$2,037.1	$1,731.6	$1,438.3	$1,246.6
Operating, selling, general and administrative expenses	1,035.1	898.7	756.8	617.8	550.9
Depreciation and amortization	42.9	39.5	35.2	34.1	32.6
Restructuring charge	50.0	—	—	—	—
Gain on sale of building	—	(160.6)	—	—	—

Operating income	1,131.0	1,259.5	939.6	786.4	663.1
Non-operating (expense) income, net (1)	(14.3)	1.0	(4.9)	(15.1)	(6.7)

Income before provision for income taxes	1,116.7	1,260.5	934.7	771.3	656.4
Provision for income taxes (2)	415.2	506.6	373.9	346.2	292.5

Net income	$701.5	$753.9	$560.8	$425.1	$363.9

Earnings per share
Basic	$2.63	$2.65	$1.88	$1.43	$1.22
Diluted	$2.58	$2.58	$1.84	$1.40	$1.19

Weighted average shares outstanding
Basic	266.4	284.2	297.7	297.0	297.8
Diluted	272.2	291.9	305.6	304.7	304.6

Dividends declared per share	$0.34	$0.29	$0.24	$0.15	$0.11

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance sheet data
Total assets	$1,714.6	$1,497.7	$1,457.2	$1,389.3	$959.9
Long-term debt (3)	$600.0	$300.0	$300.0	$—	$300.0
Shareholders’ (deficit) equity	$(783.6)	$167.4	$309.4	$317.5	$(32.1)

(1)	The 2007 amount includes a $31.9 million benefit related to the resolution of certain legacy tax matters, and the 2003 amount includes a gain of $13.6 million on an insurance recovery related to the September 11th tragedy.
(2)	The 2007, 2006 and 2005 amounts include net benefits of $20.4 million, $2.4 million and $8.8 million, respectively and the 2004 and 2003 amounts include expenses of $30.0 million and $16.2 million, respectively, relating to certain legacy tax matters.
(3)	At December 31, 2004, the notes payable scheduled to mature in September 2005 were classified as a current liability and the 2007 amount includes the $300.0 million Series 2007-1 Notes issued in September 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 41 and Item 1A. “Risk Factors” commencing on page 10 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Except where otherwise indicated, the terms “Moody’s” and the “Company” refer to Moody’s Corporation and its subsidiaries. Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software, and credit portfolio management solutions and (iii) beginning in January 2008, fixed income pricing data and valuation models. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV (“MKMV”). Beginning in January 2008, Moody’s segments were changed to reflect the business reorganization announced in August 2007. As a result of the reorganization, the rating agency remains in the Moody’s Investors Service operating company and several ratings business lines have been realigned. All of Moody’s other commercial activities, including MKMV and sales of MIS research, are now combined under a new operating company known as Moody’s Analytics.

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

The MKMV business develops and distributes quantitative credit risk assessment products and services including credit processing software and analytical tools for credit portfolio management.

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

The portion of the revenue to be deferred is based upon a number of factors, including the estimated fair market value of the monitoring services charged for similar securities or issuers. The monitoring period over which the deferred revenue will be recognized is determined based on factors such as the estimated lives of the rated securities. Currently, the estimated monitoring periods range from one to ten years. At December 31, 2007, 2006 and 2005, deferred revenue included approximately $54 million, $47 million and $36 million, respectively, related to such monitoring fees.

Additionally, in the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods, ranging from nine to 46 years, which are based on the expected lives of the rated securities. At December 31, 2007, 2006 and 2005, deferred revenue related to these securities was approximately $86 million, $72 million and $57 million, respectively.

Moody’s estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2007, 2006 and 2005, accounts receivable included approximately $38 million, $34 million and $31 million, respectively, related to accrued commercial paper revenue. Historically, the Company has not had material differences between the estimated revenue and the actual billings.

Accounts Receivable Allowance

Moody’s records, as reductions of revenue, provisions for estimated future adjustments to customer billings based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance. Adjustments to and write-offs of accounts receivable are charged against the allowance. Moody’s evaluates its accounts receivable by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its reviews, Moody’s establishes or adjusts allowances as considered appropriate in the circumstance. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above factors, or actual write-offs or adjustments that differ from the estimated amounts could result in revenue adjustments that are greater or less than Moody’s estimates. In each of 2007, 2006 and 2005, the Company adjusted its provision rates and its allowances to reflect its current estimate of the appropriate level of accounts receivable allowance.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, commencing on page 38 is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as additional information becomes available may, in the future, adjust its associated liabilities. Based on its review of the latest information available, and subject to the contingencies described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies”, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation is not likely to have a material adverse effect on Moody’s future reported results and financial position.

For the years ended December 31, 2007, 2006 and 2005, the provision for income taxes reflected credits of $27.3 million, $2.4 million and $8.8 million, respectively, due to changes in the Company’s liabilities for legacy income tax exposures that were assumed by Moody’s in connection with its separation from Old D&B in October 2000. These tax matters are more fully described under the caption “Legacy Contingencies” within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Restructuring Charge

The Company has engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee benefit costs, contract termination costs and asset impairments. If the actual amounts differ from these estimates, the amount of the restructuring charge could be impacted. For a full description of Moody’s restructuring actions, refer to the “Results of Operations” section below and Note 10 to the consolidated financial statements.

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

The discount rate selected to measure the present value of the Company’s benefit obligations as of December 31, 2007 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows are then discounted back to their present value and an overall discount rate is determined.

Moody’s major assumptions vary by plan and assumptions used are set forth in Note 11 to the consolidated financial statements. In determining these assumptions, the Company consults with outside actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s pension and other post-retirement benefits.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. To the extent the total outstanding gain or loss exceeds a corridor threshold as defined in SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), the excess is subject to amortization in annual expense over the estimated average future working lifetime of active plan participants. For Moody’s pension and other post-retirement benefit plans, the total losses as of December 31, 2007 which have not been recognized in annual expense are $19.0 million and in 2008, Moody’s expects amortization of actuarial losses to be immaterial.

For Moody’s funded pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under SFAS No. 87, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market related value of assets which is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2007, the Company has an unrecognized asset gain of $4.1 million, of which $1.7 million will be recognized in the market related value of assets that is used to calculate the expected return on assets’ component of 2009 expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2008 operating income (dollars in millions). These effects have been calculated using the Company’s current projections of 2008 assets, liabilities, obligations and expenses related to pension and other post-retirement plans, which could change as updated data becomes available.

	Assumption Used for 2008	Estimated Impact on 2008 Operating Income (Decrease)/Increase
Discount Rate*	6.45% / 6.35%	$(5.8)
Weighted Average Assumed Compensation Growth Rate	4.00%	$0.7
Assumed Long-Term Rate of Return on Pension Assets	8.35%	$(1.2)
*	Discount rates of 6.45% and 6.35% are used for pension plans and other post-retirement plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2008 projected expenses. Based on current projections, the Company estimates that expenses related to pension and post-retirement plans will be approximately $13 million in 2008 compared with $16.2 million in 2007, excluding the costs of curtailment and special termination benefits of $10.8 million in 2007. The expected expense decrease in 2008 reflects the effects of higher discount rates, lower amortization of actuarial losses and reduction in workforce due to restructuring, which are partially offset by lower plan asset gains.

Stock-Based Compensation

On January 1, 2006, the Company implemented, under the modified prospective application method, the fair value method of accounting for stock-based compensation SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Previously, on January 1, 2003, the Company implemented, on a prospective basis, the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company, which is limited. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense.

An increase in the following assumptions would have had the following estimated effect on operating income in 2007 (dollars in millions):

	Assumption Used	Increase in Assumption	Estimated Impact on Operating Income in 2007 Increase/(Decrease)
Average Expected Dividend Yield	2003 - 2007 grants 0.41% - 0.52%	0.10%	$1.2
Average Expected Share Price Volatility	2003 - 2007 grants 23% - 30%	5%	$(4.6)
Expected Option Holding Period	2003 - 2007 grants 5.0 - 6.0 years	1.0 year	$(3.9)

Income Taxes

The Company is subject to income taxes in the United States and various foreign jurisdictions. The Company’s tax assets and liabilities are affected by the amounts charged for service provided and expenses incurred as well as other tax matters such as inter-company transactions. The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

Moody’s is subject to tax audits in various jurisdictions which involve legacy and other tax matters. The Company regularly assesses the likely outcomes of such audits in order to determine the appropriateness of its FIN No. 48 tax liabilities. On January 1, 2007, upon the implementation of FIN No. 48, the Company implemented the accounting policy to classify interest related to income taxes as a component of interest expense in the Company’s consolidated financial statements and to classify associated penalties, if any, as part of other non-operating expenses. Prior to the implementation of FIN No. 48, the Company had classified interest related to income taxes and associated penalties as components of income tax expense. In accordance with FIN No. 48, prior period financial statements have not been reclassified for this change.

FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Upon the initial implementation of FIN No. 48, the Company recorded a reduction of its January 1, 2007 retained earnings of $43.3 million, which is comprised of $32.9 million of tax and accrued interest of $17.3 million ($10.4 million, net of tax). As the determination of FIN No. 48 liabilities and associated interest and penalties requires significant estimates to be made by the Company, there can be no assurance that the Company will accurately predict the outcomes of these audits, and thus, the eventual outcomes could have a material impact on the Company’s net income or financial condition.

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

See Note 2 to the consolidated financial statements for further information on significant accounting policies that impact Moody’s.

Operating Segments

Beginning in January 2008, Moody’s segments were changed to reflect the implementation of the business reorganization announced in August 2007. As a result of the reorganization, the rating agency remains in the Moody’s Investors Service operating company and several ratings business lines have been realigned. All of Moody’s other commercial activities, including MKMV and sales of MIS research, are now combined under a new operating company known as Moody’s Analytics. See “Reorganization and New Segments” section below.

In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and MKMV. Moody’s Investors Service consisted of (i) four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings to issuers and issues of fixed-income obligations in the debt markets, and (ii) research, which primarily generates revenue from the sale of investor-oriented credit information research, data and other analytical tools that are produced principally by the rating groups. For presentation purposes, Europe represents Europe, the Middle East and Africa and public finance represents U.S. public finance. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the MKMV segment.

The MKMV business develops and distributes quantitative credit risk assessment products and services, including credit processing software and analytical tools for credit portfolio management.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Year Ended December 31, 2007 compared with Year Ended December 31, 2006

Total Company Results

Moody’s revenue for 2007 totaled $2,259.0 million, an increase of $221.9 million, or 10.9%, from $2,037.1 million for the same period in 2006. The main contributors to this growth were the corporate finance and research lines of business, which increased $85.3 million, or 22.4%, and $69.8 million, or 27.4%, respectively. MKMV revenue contributed 5.4% of the Company’s year-over-year growth, driven by the software and risk subscriptions businesses.

Revenue in the United States was $1,361.8 million in 2007, an increase of $84.0 million, or 6.6%, from $1,277.8 million in 2006. Corporate finance and research revenue achieved strong growth of $51.7 million and $33.8 million, respectively, partially offset by a $29.4 million decline in structured finance, resulting from the significant slow down in the credit securitization markets.

International revenue was $897.2 million in 2007, an increase of $137.9 million, or 18.2%, from $759.3 million in 2006. Revenue from the structured finance, research and corporate finance lines of business contributed approximately $39 million, $36 million and $34 million, respectively, to the increase. Foreign currency translation accounted for approximately $39 million of international revenue growth.

During the fourth quarter of 2007, the Company committed to a restructuring plan (the “Plan”) in response to the Company’s reorganization and a decline in current and anticipated issuance of rated debt securities in some market sectors, as more fully described in Note 10 to the consolidated financial statements. A restructuring charge of $50.0 million was recorded in 2007, which consisted of $45.9 million of expenses relating to severance and other employee benefit costs, and $4.1 million for contract termination costs.

Moody’s operating and selling, general and administrative expenses (“SG&A”) of $1,035.1 million in 2007 were $136.4 million, or 15.2%, more than $898.7 million in 2006. Compensation and benefits continue to be Moody’s largest expense, accounting for approximately 70% of total operating and SG&A expenses, representing approximately $77 million in growth from prior year. Moody’s average global staffing of approximately 3,500 employees during the year ended December 31, 2007 was approximately 13% higher than during 2006. This increase reflects the impact of hiring from late 2006 and the first half of 2007 to support business growth mainly in the U.S., Asian and European ratings businesses offset by a partial completion of the workforce reductions relating to the restructuring actions implemented in the fourth quarter of 2007. The table below shows Moody’s global staffing by operating segment and geographic area at December 31, 2007 and 2006.

	December 31, 2007			December 31, 2006
	United States	International	Total	United States	International	Total
Moody’s Investors Service	1,869	1,284	3,153	1,843	1,106	2,949
Moody’s KMV	297	122	419	304	97	401

Total	2,166	1,406	3,572	2,147	1,203	3,350

Operating expenses were $584.0 million in 2007, an increase of $44.6 million, or 8.3%, from $539.4 million in 2006. Compensation and benefits expense comprised approximately 77% of the growth, reflecting normal salary increases coupled with higher staffing levels compared to prior year, partially offset by lower incentive compensation. The staffing level increase reflects hiring in the first half of 2007 to support business growth, primarily in the international ratings businesses where headcount increased by approximately 14% over 2006. Non-compensation expenses of $96.8 million increased $10.2 million primarily from professional service costs associated with technology investments.

Selling, general and administrative expenses were $451.1 million in 2007, an increase of $91.8 million, or 25.5%, from $359.3 million in 2006. Compensation expense of $238.8 million increased $46.5 million, or 24.2%, from 2006 reflecting increased staffing levels in the corporate compliance and technology support functions coupled with the increase in stock-based compensation. Non-compensation expense of $212.3 million was up $45.3 million, or 27.1%, over 2006 due to higher rent and occupancy costs of $39.3 million, or 88.2%, over 2006 primarily related to the Company’s relocation to its new corporate headquarters at 7 World Trade Center (“7WTC”) and an increase in professional service costs of $21.6 million relating to technology investment spending and legal matters.

Operating income in 2007 includes a $50.0 million restructuring charge consisting of $45.9 million of expenses relating to severance and other employee benefit costs and $4.1 million for contract termination costs, as further discussed in Note 10 to the consolidated financial statements.

Operating income of $1,131.0 million decreased $128.5 million, or 10.2%, from $1,259.5 million in 2006, which reflects approximately $21 million of foreign currency translation gains. Moody’s operating margin for 2007 was 50.1% compared to 61.8% in 2006. The restructuring charge in 2007 decreased the 2007 margin by approximately 220 basis points while the gain on building sale increased the 2006 margin by approximately 790 basis points.

Interest and other non-operating (expense) income, net was $(14.3) million in 2007 compared with $1.0 million in 2006. Interest expense on borrowings was $40.7 million and $15.2 million for the years ended December 31, 2007 and 2006, respectively. The increase was due to borrowings under the Company’s credit facilities, the issuance of the $300.0 million Series 2007-1 Notes in September 2007, and issuance under the Company’s commercial paper program which was established in October 2007. Interest expense on FIN No. 48 tax liabilities was $21.5 million in 2007. In 2006, before Fin No. 48 became effective, interest on tax liabilities was reported as part of income tax expense, net of Federal tax benefit. There was also a $17.5 million reduction of accrued interest expense and a $14.4 million increase in other non-operating income both for amounts due to New D&B related to the “Amortization Expense Deductions” legacy tax matter more fully described in Contingencies – Legacy Contingencies, below. Interest income earned on short-term investments and invested cash balances was $19.3 million and $18.2 million for the years ended December 31, 2007 and 2006, respectively. Foreign exchange gains (losses) were immaterial in both 2007 and 2006.

Moody’s effective tax rate was 37.2% in 2007 compared to 40.2% in 2006. The 2007 and 2006 effective tax rates included benefits of $27.3 million and $2.4 million, respectively, related to legacy income tax matters, see “Contingencies – Legacy Tax Matters” below for further information. Additionally in 2007, there was a $14.4 million increase in other non-operating income, which was not taxable, related to legacy tax matters. These matters favorably impacted the Company’s 2007 and 2006 effective tax rates by approximately 295 basis points and 30 basis points, respectively.

Net income was $701.5 million in 2007, a decrease of $52.4 million, or 7.0%, from $753.9 million in 2006. Basic and diluted earnings per share for 2007 were $2.63 and $2.58, respectively, compared to $2.65 and $2.58, respectively, for 2006. Excluding the restructuring charge in 2007, the gain on building sale in 2006 and legacy tax adjustments in both years, net income increased $21.8 million, or 3.3%, and earnings per share increased $0.25, or 11.1%, to $2.50 per share.

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service in 2007 was $2,104.2 million, up $209.9 million, or 11.1%, from $1,894.3 million in 2006. Ratings revenue accounted for $140.1 million of the increase, with growth largely driven by global corporate finance, and financial institutions. Foreign currency translation accounted for approximately $32 million of ratings revenue growth.

Global corporate finance revenue totaled $465.4 million in 2007, an increase of $85.3 million, or 22.4%, from $380.1 million in 2006. Revenue in the U.S. increased $51.7 million, or 21.0%, primarily due to exceptionally strong growth in speculative grade and bank loans in the first half of 2007 offset by revenue declines in the second half of 2007 compared to the second half of 2006. In the second half of 2007, U.S. investment grade revenue increased 57.0% compared to a 7.7% increase in the first half of 2007. International revenue of $167.1 million increased $33.6 million, or 25.2%, largely driven by growth in European investment grade and speculative grade bond issuance as well as a 71.2% increase in bank loan revenue.

Global financial institutions revenue was $303.1 million, up $36.3 million, or 13.6%, from $266.8 million in 2006. Revenue in the U.S. increased $15.1 million, principally due to strong performance within the banking and insurance sectors driven by debt refinancing and funding for share repurchases. International revenue of $165.3 million grew $21.2 million, or 14.7%, from prior year mainly due to increased corporate bond issuance activity and a significant number of new ratings mandates both within the European banking sector.

Global structured finance revenue was $890.6 million for 2007, an increase of 1.1%, or $10.0 million, from $880.6 million in 2006. Revenue in the U.S., decreased $29.4 million, or 5.0%, in a mixed year where strong growth in the first half, largely from the derivatives and commercial mortgage-backed securities sectors, was offset by significant revenue declines in the second half of 2007 principally in residential and commercial mortgage-backed securities as well as derivatives due to the credit market turmoil which began early in the third quarter of 2007. Outside the U.S., revenue of $328.5 million increased $39.4 million, or 13.6%, reflecting strong growth from derivatives and residential mortgage-backed securities of $19.7 million and $12.3 million, mostly in the European region. International growth was 40.4% in the first half of 2007 offset by a significant slowdown in the second half of 2007 due to the credit market turmoil. Foreign currency translation positively impacted international revenue growth by approximately $16 million.

Public finance revenue was $120.8 million, an increase of $8.5 million, or 7.6%, from $112.3 million in 2006. Revenue growth was driven by a $4.4 million, or 12.4% increase in the housing, health care, higher education, and infrastructure sectors as well as a $3.0 million, or 11.3%, increase in the municipal structured products sector.

Global research revenue of $324.3 million was $69.8 million, or 27.4%, higher than the $254.5 million in 2006, as a result of strong sales of core research products and analytic services to new and existing customers. U.S. revenue of $176.0 million increased $33.8 million, or 23.8%, and international revenue increased $36.0 million, or 32.1%, with 77.5% reflecting growth in Europe.

Moody’s Investors Service operating, and SG&A expenses, including corporate expenses, were $922.1 million, an increase of $133.0 million, or 16.9%, from $789.1 million in 2006. Compensation and benefits expense comprised the largest portion of the 2007 expense growth, accounting for 50.8% of the increase from 2006, reflecting normal salary increases, higher staffing primarily in the international ratings businesses where headcount grew approximately 16% from 2006, as well as in the corporate compliance and technology support functions. Stock-based compensation expense also contributed to the year-over-year increase primarily due to the higher Black-Scholes value of the 2007 equity grants compared to prior years. Non-compensation expenses in 2007 included increased rent and occupancy costs of $39.8 million related to the Company’s relocation to its new corporate headquarters at 7WTC and increases in professional service costs of approximately $25 million primarily due to information technology investment spending and legal expenses. Foreign currency translation contributed approximately $17 million to year-to-year growth in reported expenses.

Moody’s Investors Service operating income of $1,105.4 million in 2007 was down $137.5 million, or 11.1%, from $1,242.9 million in 2006. Operating income included a $45.6 million restructuring charge in 2007 and a $160.6 million gain on the sale of the former corporate headquarters building in 2006. Excluding the restructuring charge and gain on building sale, operating income increased $68.7 million, or 6.3%, with foreign currency translation contributing approximately $22 million of the growth.

Moody’s KMV

Revenue at MKMV in 2007 was $154.8 million, up $12.0 million, or 8.4%, from $142.8 million in 2006. Global revenue was driven by growth in annualized risk subscriptions and software license fees of $8.8 million and $3.5 million, respectively. U.S. revenue of $66.8 million increased 6.9% from $62.5 million in 2006. Outside the U.S., revenue increased $7.7 million, or 9.6%, over prior year.

MKMV’s operating and SG&A expenses in 2007 including the $4.4 million restructuring charge, were $117.4 million, an increase of $7.8 million, or 7.1%, from $109.6 million in 2006. Compensation and benefits expense increased $9.9 million primarily reflecting normal salary increases coupled with increased staffing as well as an approximate $2 million reduction of certain employee obligations reflected in 2006. MKMV operating income was $25.6 million for 2007, an increase of $9.0 million, or 54.2%, compared with $16.6 million in 2006. Excluding the restructuring charge, MKMV’s 2007 operating income increased $13.4 million, or 80.7%, from 2006. Currency translation did not have a significant year-to-year impact on MKMV results.

Year Ended December 31, 2006 compared with Year Ended December 31, 2005

Total Company Results

Moody’s revenue in 2006 was $2,037.1 million, an increase of $305.5 million, or 17.6%, from $1,731.6 million for the same period of 2005. Moody’s achieved strong revenue growth above the rate of the overall corporation in global structured finance, corporate finance and research, and below the corporate rate in financial institutions and MKMV, with a decline in revenue from public finance.

Revenue in the United States was $1,277.8 million in 2006, an increase of $192.4 million, or 17.7%, from $1,085.4 million in 2005. Approximately 80% of the U.S. growth was driven by structured finance and corporate finance, reflecting strong issuance across most structured asset classes as well as corporate bonds and bank loans. Research, financial institutions and MKMV contributed to year-over-year growth as well.

Moody’s international revenue was $759.3 million in 2006, an increase of $113.1 million, or 17.5%, from $646.2 million in 2005. International ratings revenue grew approximately $96 million versus the prior year, with about 80% of the growth in Europe where credit derivatives, corporate finance, commercial mortgage-backed and residential mortgage-backed sectors were primary drivers of growth. European research and MKMV contributed to growth as well. Foreign currency translation positively impacted international revenue growth by approximately $1 million.

Moody’s operating and SG&A expenses of $898.7 million in 2006 were $141.9 million, or 18.8%, more than $756.8 million in 2005. Compensation and benefits continue to be Moody’s largest expense, accounting for approximately $103 million in growth from prior year. Moody’s average global staffing of more than 3,100 employees during the year ended December 31, 2006 was approximately 15% higher than during the same prior year period. This increase includes hiring to support business growth mainly in the U.S. and European ratings businesses. The table below shows Moody’s staffing at year-end 2006 compared with year-end 2005.

	December 31, 2006			December 31, 2005
	United States	International	Total	United States	International	Total
Moody’s Investors Service	1,843	1,106	2,949	1,600	919	2,519
Moody’s KMV	304	97	401	303	74	377

Total	2,147	1,203	3,350	1,903	993	2,896

Operating expenses were $539.4 million in 2006, an increase of $86.5 million, or 19.1%, from $452.9 million in 2005. The largest contributor to this increase was growth in compensation and benefits expense of approximately $76 million, reflecting compensation increases, increased staffing and higher stock-based compensation expense. Moody’s global staffing reflected hiring primarily in the U.S. and European ratings businesses to support business growth. Stock-based compensation expense increased $16.3 million year-over-year due, in part, to the final year of phasing in of expense over the current four-year equity plan vesting period and the effects of a higher share price on the value of the 2006 equity grants versus 2005, offset by additional expense recorded in the first quarter of 2005 related to the accelerated expensing of equity grants for employees at or near retirement eligibility. Expenses for 2005 included $3.2 million for the settlement of certain pension obligations.

Selling, general and administrative expenses were $359.3 million in 2006, an increase of $55.4 million, or 18.2%, from $303.9 million in 2005. Year-over-year expense increases included growth in compensation and benefits of $27 million, reflecting compensation increases, increased staffing in technology support and finance functions and $6.0 million related to stock-based compensation as discussed above. Additional 2006 expenses included increased rent and occupancy costs of approximately $12 million to support business expansion and costs associated with Moody’s new corporate headquarters. Expenses for 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005, which was a result of a tax audit by Japanese taxing authorities that was completed in the second quarter of 2005.

Operating income of $1,259.5 million in 2006, which included a $160.6 million gain on the sale of Moody’s corporate headquarters building in the fourth quarter of 2006, rose $319.9 million, or 34.0%, from $939.6 million in 2005. Excluding the gain on sale, operating income increased 17.0%. The effects of foreign currency translation reduced year-over-year growth in operating income by approximately $3 million. Moody’s operating margin for 2006 was 61.8% compared to 54.3% in 2005. The gain on the sale of the building increased the 2006 margin by approximately 790 basis points.

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

Segment Results

Moody’s Investors Service

Revenue at Moody’s Investors Service in 2006 was $1,894.3 million, up $294.0 million, or 18.4%, from $1,600.3 million in 2005. Ratings revenue accounted for $254.8 million of growth with increased revenue in global structured finance, corporate finance and financial institutions and sovereign risk offsetting a decline in public finance. Double-digit growth in research also contributed to the increase in revenue. Foreign currency translation positively impacted revenue growth by approximately $1 million. Price increases also contributed to year-over-year growth in revenue.

Structured finance revenue was $880.6 million in 2006, an increase of $181.3 million, or 25.9%, from $699.3 million in the same period of 2005. Approximately $111 million of the increase was in the U.S., with the collateralized debt and commercial mortgage-backed sectors contributing about 94% of the U.S. increase. Year-over-year issuance of collateralized loan obligations and cash flow resecuritizations grew, in part, to the increased “repackaging” of securitized assets such as consumer asset-backed and mortgage-backed securities, as well as bank loans in collateralized debt obligations. Strong growth in commercial real estate collateralized debt obligation issuance was a key driver of overall commercial mortgage-backed issuance. International structured finance revenue grew approximately $70 million year-over-year, with Europe contributing about $61 million, where credit derivatives, commercial mortgage-backed and residential mortgage-backed sectors totaled approximately 87% of the European growth. Foreign currency translation for structured finance positively impacted international revenue growth by approximately $3 million.

Corporate finance revenue was $380.1 million in 2006, up $66.3 million, or 21.1%, from $313.8 million in 2005. Revenue in the U.S. increased 20.8% principally due to issuance related growth in bank loan and corporate bond ratings revenue. Investment grade bond issuance increased approximately 17% and high yield bond issuance increased approximately 43%, primarily due to significant mergers and acquisitions, leveraged buyouts and second lien loan activity. International corporate finance revenue increased approximately $24 million or about 22% due largely to increased corporate bond issuance and non-issuance related ratings fees in Europe. Price increases also contributed to year-over-year growth in global corporate finance revenue.

Revenue in the financial institutions and sovereign risk group was $266.8 million in 2006, an increase of $12.2 million or 4.8% from $254.6 million in 2005. In the U.S., revenue grew approximately $11 million, principally due to strength in insurance and real estate sectors. Internationally, revenue increased $1.4 million compared to the prior year period.

Public finance revenue was $112.3 million in 2006, a decrease of $5.0 million, or 4.3%, from $117.3 million in 2005. Dollar volume issuance in the municipal bond market declined compared to 2005, primarily due to lower refinancing activity.

Research revenue of $254.5 million in 2006 was $39.2 million, or 18.2%, higher than $215.3 million in 2005. Revenue grew by approximately $29 million in the U.S. and about $11 million internationally, with Europe accounting for approximately 57% of international growth. Research and analytics services accounted for approximately $17 million of global revenue growth primarily from credit research on the corporate finance, financial institutions and the structured finance related businesses. Revenue from the licensing of Moody’s information to financial customers for internal use and redistribution was approximately $57 million in 2006, an increase of approximately $8 million, or about 17% higher than the prior year.

Moody’s Investors Service operating and SG&A expenses, including corporate expenses, were $789.1 million in 2006, an increase of $143.7 million, or 22.3%, from $645.4 million in 2005. The largest contributor to 2006 expenses was growth in compensation and benefits of approximately $110 million reflecting compensation increases, increased staffing primarily in the U.S. and European ratings businesses and higher stock-based compensation expense of $21.4 million. Furthermore, expenses in 2006 included increased rent and occupancy costs of approximately $11 million to support business expansion and costs associated with Moody’s new corporate headquarters. Additional increases were due to increased information technology investment spending of approximately $8 million offset by a decrease of approximately $6 million in legal fees. Expenses for 2005 included a charge of $9.4 million for the settlement of sales tax matters related to Moody’s operations in Japan from 2000 through June 30, 2005, which was a result of a tax audit by Japanese taxing authorities that was completed in the second quarter of 2005. Additionally, expenses in 2005 included $3.2 million for the settlement of certain pension obligations. Foreign currency translation contributed approximately $4 million to year-to-year growth in reported expenses.

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

MKMV’s operating and SG&A expenses were $109.6 million in 2006, a decrease of $1.8 million or 1.6% from $111.4 million in 2005. The 2006 expenses include a total of $3.5 million due to training and recruitment, sales and marketing expenses. Additionally, 2006 expenses include a $2.2 million charge recorded in connection with a non-income tax matter. The 2005 expenses included approximately $7 million related to severance costs, the write-off of capitalized software development and a liability for unpaid overtime due to certain employees. MKMV operating income was $16.6 million for 2006 compared with $3.3 million in 2005. Currency translation did not have a significant year-to-year impact on MKMV results.

Reorganization and New Segments

Beginning in January 2008, Moody’s segments were changed to reflect the implementation of the business reorganization announced in August 2007. As a result of the reorganization, the rating agency remains in the Moody’s Investors Service (“MIS”) operating company and several ratings business lines have been realigned. All of Moody’s other commercial activities, including MKMV, sales of credit research produced by Moody’s Investors Service and the production and sales of other products and services, are now combined under a new operating company known as Moody’s Analytics (“Analytics”).

The aforementioned reorganization will result in the Company operating in two new reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, beginning in January 2008.

The tables below present operating results for the years ended December 31, 2007, 2006 and 2005, as if the new segment structure described above had been in place as of January 1, 2005. Revenue for MIS and expenses for Analytics includes an intersegment royalty charged to Analytics for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company, all of which were previously included in the former MIS segment, are allocated to each new segment based on a revenue split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal. “Eliminations” represents intersegment royalty revenue/expense.

	December 31, 2007
	Moody’s Investors Service	Moody’s Analytics	Eliminations	Consolidated
Revenue	$1835.4	$479.1	$(55.5)	$2,259.0
Operating expenses	759.4	331.2	(55.5)	1,035.1
Restructuring charge	41.3	8.7	—	50.0
Depreciation and amortization	24.0	18.9		42.9

Operating income	$1,010.7	$120.3	$—	$1,131.0

	December 31, 2006
	Moody’s Investors Service	Moody’s Analytics	Corporate items/ Eliminations	Consolidated
Revenue	$1,685.6	$397.3	$(45.8)	$2,037.1
Operating expenses	666.1	278.4	(45.8)	898.7
Depreciation and amortization	17.3	22.2	—	39.5
Gain on sale of building	—	—	(160.6)	(160.6)

Operating income	$1,002.2	$96.7	$160.6	$1,259.5

	December 31, 2005
	Moody's Investors Service	Moody's Analytics	Eliminations	Consolidated
Revenue	$1,425.6	$346.7	$(40.7)	$1,731.6
Operating expenses	554.4	243.1	(40.7)	756.8
Depreciation and amortization	15.5	19.7	—	35.2

Operating income	$855.7	$83.9	$—	$939.6

The table below presents revenue by line of business within each new segment and the related intra-segment realignment:

	Year ended December 31,
	2007	2006	2005
Moody’s Investors Service:
Structured Finance	$885.9	$883.6	$708.7
Corporate Finance	411.5	335.9	277.4
Financial Institutions	261.7	222.1	214.0
Public, Project and Infrastructure Finance	220.8	198.2	184.8

Total third-party revenue	1,779.9	1,639.8	1,384.9
Intersegment royalty	55.5	45.8	40.7
Total MIS	$1,835.4	$1,685.6	$1,425.6

Moody’s Analytics:
Subscription	421.5	347.5	305.0
Consulting	18.1	13.5	8.1
Software	39.5	36.3	33.6

Total Analytics	479.1	397.3	346.7
Eliminations	(55.5)	(45.8)	(40.7)

Total Moody’s Corporation	$2,259.0	$2,037.1	$1,731.6

As part of the reorganization there were several realignments within the MIS lines of business. Sovereign and sub-sovereign ratings which were previously part of financial institutions; infrastructure/utilities ratings, which were previously part of corporate finance; and project finance, which was previously part of structured finance, were combined with the Public Finance business to form a new line of business called Public, Project and Infrastructure Finance. In addition, real estate investment trust ratings were moved from corporate finance to the structured finance business.

Within Moody’s Analytics various aspects of the legacy MIS Research business and MKMV business were combined to form the subscriptions, software and consulting businesses. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis; the software business includes license and maintenance fees for credit risk software products, and the consulting business includes professional services and credit training associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

The following is a discussion of the results of operations of the new segments, excluding the aforementioned intersegment royalty revenue and related expense, as if they were operating as of January 1, 2005.

Year Ended December 31, 2007 compared with Year Ended December 31, 2006

Moody’s Investors Service

Revenue at Moody’s Investors Service in 2007 was $1,779.9 million, up $140.1 million, or 8.5%, from $1,639.8 million in 2006. Global corporate finance, financial institutions and the public, project and infrastructure finance business increased $75.6 million, $39.6 million, and $22.6 million, respectively.

Global corporate finance revenue totaled $411.5 million in 2007, an increase of 22.5%, from $335.9 million in 2006. Revenue in the U.S. increased $45.3 million, or 20.2%, primarily due to increased leveraged loan activities and growth in investment grade bond issuance. International revenue of $141.5 million increased $30.3 million, or 27.2%, largely driven by growth in European bond issuance.

Global financial institutions revenue was $261.7 million, up $39.6 million or 17.8% from $222.1 million in 2006. Revenue in the U.S. increased $18.9 million, or 18.4%, principally due to strong performance within the banking and insurance sectors driven by debt refinancing and funding for share repurchases. International revenue of $139.7 million grew $20.7 million, or 17.4%, from prior year mainly due to increased corporate bond issuance activity and a significant number of new ratings mandates both within the European banking sector.

Global structured finance revenue was $885.9 million for 2007, an increase of $2.3 million from $883.6 million in 2006. Revenue of $569.6 million in the U.S., decreased $35.5 million, or 5.9%, in a mixed year where strong growth in the first half of 2007, largely from the credit derivatives and commercial real estate finance sectors, which includes real estate investment trusts, commercial real estate collateralized debt obligations and commercial mortgage-backed securities, which were offset in the second half of 2007 by declining revenue in the residential mortgage-backed securities, derivatives and commercial real estate finance as a result of credit market turmoil which reduced ratable issuance volume. Outside the U.S., revenue of $316.3 million increased $37.7 million, or 13.6%, reflecting strong growth from derivatives and residential mortgage-backed securities of $19.8 million and $12.3 million, mostly in the European region.

Public, project and infrastructure finance revenue was $220.8 million, an increase of $22.6 million, or 11.4%, from $198.2 million in 2006. Revenue from project and infrastructure finance of $76.1 million showed the strongest growth with an increase of $13.5 million or 21.6% over 2006, mostly from within the U.S. Revenue of $144.7 million from the public finance sector, including U.S. public finance, sovereign and sub-sovereign, increased $9.1 million, or 6.7%, over prior year driven by growth in combined issuance and new money issuance.

Operating expenses, including allocated corporate expenses and a $41.3 million restructuring charge in 2007, were $800.7 million, an increase of $134.6 million, or 20.2%, from $666.1 million in 2006. Compensation and benefits expense was the largest contributor to the year-over-year growth reflecting increased staffing internationally to support business growth, as well as additional headcount in the corporate compliance group. Stock-based compensation expense increased year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants compared to prior years. Non-compensation expenses in 2007 included an increase in allocated expenses such as increased rent and occupancy costs related to the Company’s relocation to its new corporate headquarters at 7WTC and increases in professional service costs primarily due to information technology investment spending and legal matters.

Moody’s Investors Service operating income of $955.2 million in 2007 was flat compared to 2006. Excluding the $41.3 million restructuring charge, 2007 operating income of $996.5 million increased $40.1 million, or 4.2%, from $956.4 million in 2006.

Moody’s Analytics

Revenue for Moody’s Analytics was $479.1 million, an increase of $81.8 million, or 20.6%, from 2006. U.S. revenue of $242.8 million increased $38.1 million, or 18.6%, and international revenue increased $43.7 million, or 22.7%, with 90.3% of the growth from Europe.

Revenue from subscription products of $421.5 million was up $74.0 million, or 21.3%, over $347.5 million in 2006, reflecting continued demand from new and existing customers for credit and economic research, structured finance analytics and other offerings. Software revenue of $39.5 million increased $3.2 million, or 8.8%, from $36.3 million in 2006 primarily from additional license and maintenance fees for credit decisioning and analysis products. Revenue from consulting services grew $4.6 million, or 34.1%, due to increased demand for credit education, risk modeling and scorecard development among customers seeking to implement sophisticated risk management processes and comply with regulatory requirements.

Operating expenses in 2007 including allocated corporate expenses and the $8.7 million restructuring charge, were $284.4 million, an increase of $51.8 million, or 22.3%, from $232.6 million in 2006. The increase is a result of additional compensation due to headcount growth of 8% and higher sales commission expense resulting from better than expected revenue growth over 2006. It also reflects an increase in allocated expenses due to increased rent and occupancy costs related to the Company’s relocation to its new corporate headquarters at 7WTC and increases in professional service costs primarily due to information technology investment spending and legal matters.

Moody’s Analytics operating income of $175.8 million in 2007 increased $33.3 million, or 23.4%, from $142.5 million in 2006. Operating income included an $8.7 million restructuring charge in 2007. Excluding the restructuring charge, 2007 operating income of $184.5 million increased $42.0 million, or 29.5%, from $142.5 million in 2006.

Year Ended December 31, 2006 compared with Year Ended December 31, 2005

Moody’s Investors Service

Revenue at Moody’s Investors Service in 2006 was $1,639.8 million, up $254.9 million or 18.4% from $1,384.9 million in 2005 with global structured and corporate finance accounting for $233.4 million, or 91.6%, of the growth.

Structured finance revenue was $883.6 million in 2006, an increase of $174.9 million or 24.7% from $708.7 million in the same period of 2005. Revenue in the U.S. of $605.0 million increased $111.4 million, or 22.6%, with commercial real estate finance, consisting of real estate investment trusts, commercial real estate collateralized debt obligations and commercial mortgage-backed securities, and credit derivatives contributing $22.2 million and $85.6 million of the increase, respectively. International structured finance revenue grew $63.4 million year-over-year, with Europe contributing about $58 million, where credit derivatives, commercial real estate finance and residential mortgage-backed sectors totaled 91.7% of the European growth.

Corporate finance revenue was $335.9 million in 2006, up $58.5 million or 21.1% from $277.4 million in 2005. Revenue in the U.S. increased 22.3% principally due to issuance related growth in bank loan and corporate bond ratings revenue. International revenue of $111.2 million increased $17.5 million, or 18.7%, due largely to increased corporate bond issuance and non-issuance related ratings fees in Europe.

Financial institutions revenue was $222.1 million in 2006, an increase of $8.1 million or 3.8% from $214.0 million in 2005. In the U.S., revenue of $103.0 million grew $8.2 million, or 8.6%, principally due to strength in the insurance sector. Internationally, revenue was relatively flat compared to 2006 with decreases in Europe being offset by increases in Asia and other international locations.

Public, project and infrastructure finance revenue was $198.2 million in 2006, an increase of $13.4 million or 7.3% from $184.8 million in 2005, reflecting good growth in the project and infrastructure sectors internationally.

Operating expenses, including allocated corporate expenses, were $666.1 million in 2006, an increase of $111.7 million, or 20.1%, from $554.4 million in 2005. The increase is due to incentive compensation reflecting improved financial results over prior year, additional salaries and benefits expense relating to higher global staffing to support the business growth. Non-compensation expense increased over 2006 reflecting additional travel, training and recruiting, as well as an increase in professional service fees associated with technology investment spending.

Moody’s Investors Service operating income of $956.4 million in 2006 was up $141.4 million, or 17.3%, from $815.0 million in 2005 mostly driven by the growth in revenue.

Moody’s Analytics

Revenue for Moody’s Analytics was $397.3 million, an increase of $50.6 million, or 14.6%, from $346.7 million in 2005. U.S. revenue of $204.7 million increased $33.1 million, or 19.3%, and international revenue increased $17.6 million, or 10.1%, with 63.1% reflecting growth in Europe.

Revenue from subscription products of $347.5 million was up $42.5 million, or 13.9%, over $305.0 million in 2005, benefiting from higher sales of core research and data services coupled with new customer growth and lower attrition. Software revenue of $36.3 million increased $2.7 million, or 8.0%, from $33.6 million in 2005 reflecting greater demand for risk products and credit decision-making software and related maintenance services. Revenue from consulting services was $13.5 million, an increase of $5.4 million, or 66.7%, from $8.1 million in 2005 reflecting an increase in the risk management needs of customers and the completion of contractual milestones.

Operating expenses, including allocated corporate expenses, were $232.6 million in 2006, an increase of $30.2 million, or 14.9%, from $202.4 million in 2005, primarily due to increased compensation and benefits relating to sales commissions from higher revenue coupled with additional staffing over 2005. The increase also reflects additional training and recruitment, sales and marketing expenses to support business growth, as well as a $2.2 million charge in 2006 relating to a non-income tax related matter.

Market Risk

Moody’s maintains operations in 27 countries outside the United States. Approximately 33% of the Company’s revenue was billed in currencies other than the U.S. dollar in 2007, principally the British pound and the euro. Approximately 42% of the Company’s expenses were incurred in currencies other than the U.S. dollar in 2007, principally the British pound and the euro. As such, the Company is exposed to market risk from changes in foreign exchange rates.

As of December 31, 2007, approximately 35% of Moody’s assets were located outside the U.S. Of Moody’s aggregate cash and cash equivalents of $426.3 million at December 31, 2007, approximately $348 million was located outside the United States (with $104 million and $88 million in Luxembourg and the U.K., respectively), making the Company susceptible to fluctuations in foreign exchange rates. Additionally, all of Moody’s aggregate short-term investments of $14.7 million were located outside the United States. The effects of changes in the value of foreign currencies relative to the U.S. dollar on assets and liabilities of non-U.S. operations with non-U.S. functional currencies are charged or credited to the cumulative translation adjustment account in shareholders’ equity.

Moody’s cash equivalents consist of investments in high quality investment grade securities within and outside the United States. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper. Short-term investments primarily consist of high quality investment grade corporate bonds in Korea. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer.

A portion of the Company’s future billings and related revenue is exposed to market risk associated with changes in foreign currency exchange rates primarily related to the euros and British pound. Under the Company’s current foreign exchange hedging program, the Company hedges a portion of foreign exchange currency risk for the purpose of reducing volatility in the Company’s cash flows related to future euro and British pound billings and related revenue. Foreign exchange options are currently utilized to hedge these exposures and have maturities between one and fifteen months. As of December 2007 all contracts were set to expire at various times through March 2009 and were deemed to be highly effective under SFAS No. 133 and related accounting pronouncements. No credit losses are anticipated as the counterparties to these agreements are major financial institutions. As of December 31, 2007, the fair value of the Company’s outstanding options was recorded as an asset of $2.3 million consisting of the following notional amounts:

Currency Pair of Option*	Notional amount *
GBP/USD	£7.9 million
EUR/USD	€16.7 million
EUR/GBP	€61.5 million

*	GBP(£)=Great Britain pounds; EUR(€)=euros; USD($)=U.S. dollars

Unrealized gains or losses will be recorded in other comprehensive income and, once realized, the gains or losses will be recognized as an adjustment to revenue when the billings are recognized in revenue.

A sensitivity analysis has been prepared to estimate the exposure to fluctuations in the foreign currency exchange rates on Moody’s foreign exchange options. A hypothetical 10% favorable change in the overall option currency portfolio would result in a gain of approximately $10 million as of December 31, 2007. The maximum loss related to an adverse change in the option currency portfolio would be $2.3 million.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. Net cash provided by operating activities was $984.0 million, $752.5 million and $707.9 million for the years ended December 31, 2007, 2006 and 2005 respectively. The Company borrowed $847.4 million during the year ended December 31, 2007.

Moody’s net cash provided by operating activities in 2007 increased by $231.5 million compared with 2006. A decrease in net income of $52.4 million reduced cash provided by operating activities. The increase in stock-based compensation expense positively impacted cash flow from operations by $13.1 million compared to net income. Accounts receivable decreased approximately 7% in the year ended December 31, 2007 compared with an increase of approximately 13% for the year ended December 31, 2006 increasing cash flow from operations by $79.1 million compared to 2006. The impact on cash flows of excess tax benefits from stock-based compensation plans decreased to $52.2 million from $103.2 million in 2006 due to fewer stock option exercises in 2007 compared with 2006. The favorable non-cash resolution of a legacy tax matter in the second quarter of 2007 negatively impacted operating cash flow by $52.3 million compared to net income. Operating cash flow in 2006 included a decrease of $160.6 million from the gain on sale of the Company’s former headquarters building. The $67.2 million reduction in cash flows from changes in other current assets is primarily due to the receipt of approximately $16 million from New D&B related to issuer-based stock compensation tax deductions in 2006 and an approximate $40 million overpayment of 2007 state income taxes offset by an $8.5 million increase related to a receivable from the IRS for a legacy tax matter classified as a current asset in 2007. Furthermore, the $55.5 million change in cash flows associated with other assets is primarily due to a deposit made in the first quarter of 2006 of approximately $40 million with the IRS relating to Amortization Expense Deductions, as discussed in Note 17 to the consolidated financial statements. Operating cash flow decreased by $87.5 million due to reductions in accounts payable and accrued liabilities. This is primarily due to a decrease in net accrued income taxes of approximately $76.5 million, decreases in accrued incentive compensation of approximately $27 million and decreases in accounts payable of approximately $17 million, due to timing of payments offset by approximately $33 million in restructuring liabilities. Increases in FIN No. 48 and other non-current tax and related liabilities increased cash flow from operations by approximately $83 million. Additionally, increases in the deferred rent liability contributed approximately $47 million to cash flow from operations relating primarily to the free rent period and tenant allowance on the 7WTC lease.

Moody’s net cash provided by operating activities in 2006 increased by $44.6 million compared with 2005. Growth in net income contributed $193.1 million to cash provided by operating activities. The 2006 cash flows include a decrease relating to excess tax benefits from stock-based compensation plans of $103.2 million that are now classified as a cash flow from financing activities as required under SFAS No. 123R. Prior to the implementation of SFAS No. 123R in the first quarter of 2006, excess tax benefits relating to stock-based compensation was presented in the consolidated statements of cash flows as an operating cash flow, along with other tax cash flows. The operating cash flow includes a decrease of $160.6 million from the gain on sale of the Company’s headquarters building. The cash proceeds are reported as an investing activity in the statement of cash flows. The change in accounts receivable is attributable to increases in revenue offset by improved collection. Additionally, Moody’s deposited approximately $40 million with the IRS in the first quarter of 2006 relating to Amortization Expense Deductions, as discussed in Note 17 to the consolidated financial statements. This deposit was recorded in other assets. Tax payments increased by $53 million in 2006 versus 2005 offset by increases in income taxes payable due to growth in pre-tax net income. An increase in deferred revenue increased cash flow from operations by $28 million which is due to increased volume in annual and initial fees in both the ratings and research businesses.

Net cash (used in) provided by investing activities was ($124.7) million, $116.1 million and ($150.4) million for the years ended December 31, 2007, 2006 and 2005, respectively. Net maturities (investments) in short-term investments, net of purchases, totaled $61.5 million, $22.5 million and ($88.9) million for the years ended December 31, 2007, 2006 and 2005, respectively. Capital expenditures, primarily for leasehold improvements and internal use software, totaled $181.8 million, $31.1 million and $31.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 increase relates primarily to the build-out of the Company’s new corporate headquarters at 7WTC. The 2006 spending on acquisitions was $39.2 million, which related primarily to the purchase of a 49% share in China Cheng Xin International Credit Rating Co. Ltd and the acquisition of Wall Street Analytics, Inc., net of cash acquired. The 2005 spending on acquisitions primarily related to the acquisition of Economy.com, net of cash acquired, and a contingent payment made in the second quarter of 2005 related to Korea Investors Service. The net proceeds received from the sale of the Company’s former Corporate headquarters building in the fourth quarter of 2006 were $163.9 million.

Net cash used in financing activities was $861.5 million, $965.2 million and $666.5 million for years ended December 31, 2007, 2006 and 2005, respectively. The Company borrowed $547.4 million under its commercial paper program in 2007 to support share repurchases, build-out of the new corporate headquarters at 7WTC and other operational activities. Additionally, the Company issued and sold through a private placement transaction $300.0 million aggregate principal Series 2007-1 Notes in the third quarter of 2007. Spending for share repurchases totaled $1,738.4 million, $1,093.6 million and $691.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Dividends paid were $85.2 million, $79.5 million and $60.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in dividends reflects a quarterly dividend paid of $0.08 per share 2007 versus a quarterly dividend of $0.07 per share in 2006 and $0.0375 in the first quarter and $0.055 in the subsequent quarters per share in 2005. These amounts were offset in part by proceeds from employee stock-based compensation plans of $65.9 million, $105.3 million and $89.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Excess tax benefits from stock-based compensation plans were $52.2 million and $103.2 million for the years ended December 31, 2007 and 2006, respectively. The decreases in proceeds from stock plans and the excess tax benefits relating to stock-based compensation plans is due primarily to a decrease in stock option exercise activity in 2007 compared to the same period in 2006.

Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2008. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements.

The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The Company may borrow from various sources to fund share repurchases. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program of which Moody’s has approximately $24 million remaining at December 31, 2007. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program that the Company will begin utilizing upon completion of the 2006 authority. There is no established expiration date for either of these authorizations.

At December 31,2007 the Company had $551.9 million, net of unamortized discount of $0.7 million, of outstanding commercial paper and issued $300.0 million of 6.06% Series 2007-1 Notes, as described in the Indebtedness section below, to support share repurchases, the build-out of Moody’s new corporate headquarters at 7WTC and other operational activities.

The Company entered into an operating lease agreement (the “Lease”) commencing on October 20, 2006 with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s new headquarters. The Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term.

The Company plans to incur approximately $21 million of costs to complete the build-out its new corporate headquarters at 7WTC over the next year.

On October 24, 2007, the Company announced a restructuring plan that would reduce global headcount, terminate certain technology contracts and consolidate certain corporate functions in response to the Company’s reorganization announced on August 7, 2007 and a decline in current and anticipated issuance of rated debt securities in some market sectors. Included in the $50.0 million restructuring charge is $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. During 2007, the Company made cash payments of $1.8 million relating to the $43.0 million cash component of the restructuring liability and expects cash outlays of approximately $31 million and $2 million during 2008 and 2009, respectively. The remaining liability of $8.1 million relates to annuity payments that will be made in connection with the Company's pension and other post-retirement benefit plans for certain terminated employees, which will commence when the employees reach retirement age beginning in 2009 and continue until all payments have been made.

The Company also intends to use a portion of its cash flow to pay dividends. On December 18, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on March 10, 2008 to shareholders of record at the close of business on February 20, 2008. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

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

Indebtedness

The following table summarizes total indebtedness as of December 31:

	2007	2006
Notes payable:
Senior notes, due 2015, 4.98%	$300.0	$300.0
Senior notes, due 2017, 6.06%	300.0	—
Commercial paper, net of unamortized discount of $0.7 million	551.9	—

Total	1,151.9	300.0
Less: current portion	(551.9)	—

Total long-term debt	$600.0	$300.0

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

Commercial Paper

On October 3, 2007, the Company entered into a commercial paper program (the “Program”) on a private placement basis under which the Company may issue unsecured commercial paper notes (the “CP Notes”) up to a maximum amount outstanding at any time of $1.0 billion. Amounts available under the Program may be re-borrowed. The Program is supported by the Company’s 2007 Facility (see Credit Facilities section below), if at any time funds are not available on favorable terms under the Program. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the London Interbank Offered Rate (“LIBOR”); (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement. The Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Credit Facilities

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility (the “2007 Facility”), expiring in September 2012, which replaces both the $500.0 million Interim Facility, which was set to expire in February 2008 as well as the $500.0 million five-year revolving credit facility entered into on September 1, 2004 and scheduled to expire in September 2009. The 2007 Facility will serve, in part, to support the commercial paper program discussed above. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the facility amount depending on the Company’s ratio of total indebtedness to EBITDA (“Earnings Coverage Ratio”). The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also pays a utilization fee of 5 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain an Earnings Coverage Ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. As of December 31, 2007, the Company had no borrowings outstanding under the 2007 Facility.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “2004 Facility”) in an aggregate principal amount of $160.0 million that was scheduled to expire in September 2009. Interest on the borrowings under the 2004 Facility was payable at rates that are based on LIBOR plus a premium that can range from 17.0 to 47.5 basis points depending on the Company’s Earnings Coverage Ratio, as defined in the related agreement. The Company also paid quarterly facility fees, regardless of borrowing activity. The quarterly fees ranged from 8.0 to 15.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also paid a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding exceeded 50% of the total facility. In October 2006, Moody’s amended the 2004 Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its former corporate headquarters building from $150.0 million to $250.0 million. Additionally, the restriction on liens to secure indebtedness related to the building sale was also increased from $150.0 million to $250.0 million. The Company also increased the expansion feature of the 2004 Facility from $80.0 million to $340.0 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. In April 2007, after receipt of all necessary approvals relating to the execution of the expansion feature, borrowing capacity under the 2004 Facility was increased to $500.0 million. On September 28, 2007, the closing date of the 2007 Facility, the Company terminated the 2004 Facility and repaid the $400.0 million outstanding balance.

At December 31, 2007, the Company was in compliance with all covenants contained within the note agreements and the 2007 Facility described above.

Interest (expense) income, net

Interest (expense) income, net consists of:

	December 31,
	2007	2006	2005
Income	$19.3	$18.2	$26.0
Expense on borrowings	(40.7)	(15.2)	(21.0)
Expense on FIN No. 48 tax liabilities	(21.5)	—	—
Reversal of interest (a)	17.5	—	—
Capitalized	1.1	—	—

Interest (expense) income, net	$(24.3)	$3.0	$5.0

(a)	Represents a reversal of accrued interest related to the favorable resolution of a legacy tax matter, as further discussed in Note 17 to the consolidated financial statements.

Interest paid on all borrowings was $32.5 million, $14.9 million and $22.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchase and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2007:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating lease obligations (1)	$1,071.1	$72.6	$113.7	$105.3	$779.5
Notes payable (2)	910.6	33.2	66.2	66.2	745.0
Purchase obligations (3)	39.0	30.1	7.9	1.0	—
Borrowings under commercial paper program (4)	552.6	552.6	—	—	—
Capital lease obligations	4.5	1.7	2.8	—	—
Other (5)	59.9	2.6	12.1	9.2	36.0

Total (6)	$2,637.7	$692.8	$202.7	$181.7	$1,560.5

(1)	Includes rent payments relating to the 165,000 square foot, 17.5 year operating lease agreement entered into on February 6, 2008 to occupy six floors of an office tower in the Canary Wharf section of London, England. The Company will begin making rent payments in March 2011.
(2)	Includes $9.3 million of accrued interest as of December 31, 2007 and $301.3 million of interest that will accrue and be due from January 1, 2008 through September 30, 2015 and 2017, when the Series 2005-1 Notes and the Series 2007-1 Notes mature, respectively.
(3)	Purchase obligations include approximately $21 million, excluding approximately $0.8 million of accrued liabilities, related to the build-out of Moody’s new corporate headquarters at 7WTC. Purchase obligations also include contracts for professional services, data processing and telecommunication services, and data back-up facilities.
(4)	Includes $1.3 million of interest related to CP Notes outstanding under its commercial paper program at December 31, 2007 that will be due and paid at various times through December 31, 2008. As of February 27, 2008, the Company had approximately $746 million of CP Notes outstanding under the Program. See “Indebtedness” for further information.

(5)	Includes $59.9 million of projected benefit payments relating to the Company’s unfunded Pension and Other Post-Retirement Benefit Plans described in Note 11 to the consolidated financial statements.
(6)	The table above does not include the Company’s net long-term tax liabilities of $118.3 million, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

2008 Outlook

Beginning in January 2008, Moody’s segments were changed to reflect the business reorganization announced in August 2007. As a result of the reorganization, the rating agency remains in the Moody’s Investors Service (“MIS”) operating company and several ratings business lines have been realigned. All of Moody’s other commercial activities, including Moody’s KMV and sales of MIS research, are now combined under a new operating company known as Moody’s Analytics. Moody’s new initiatives in fixed income pricing and valuations will also be captured within Moody’s Analytics.

Moody’s outlook for 2008 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage borrowing and refinancing activity, securitization levels and capital markets issuance. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from our current outlook.

For Moody’s overall, full-year 2008 revenue is expected to decline in the low double-digit percent range. This decline assumes foreign currency translation in 2008 at current exchange rates. The Company anticipates a weak first half of 2008 with improvement in market liquidity and issuance conditions later in the year. Under this scenario, Moody’s first half 2008 performance is likely to reflect unusually weak market conditions, as well as challenging year-on-year comparisons against the first half of 2007 when the Company delivered record performance. The Company expects the full-year 2008 operating margin to decline to the mid- to high-forties percent range, due primarily to lower ratings revenue. Full-year expenses are expected to decrease approximately 5%, primarily due to the 2007 restructuring charge of $50.0 million, as well as expense savings from the restructuring actions, partially offset by investments in the growth areas of our business. Earnings per share for 2008 are projected in a range from $2.17 to $2.25, which reflects the estimated impact of share buy-backs under the Company’s share repurchase program.

For the global Moody’s Investors Service business, the Company expects revenue for the full year 2008 to decline in the mid-to high-teens percent range. Within the U.S., the Company projects Moody’s Investors Service revenue to decrease in the mid-twenties percent range for the full year 2008.

In the U.S. structured finance business, Moody’s expects revenue for the year to decline in the low- to mid-forties percent range, reflecting double-digit percent declines in most asset classes, led by residential mortgage-backed securities and credit derivatives ratings.

In the U.S. corporate finance business, the Company expects revenue to decrease in the low-teens percent range for the year driven by declines across all asset classes.

In both the U.S. financial institutions and public, project and infrastructure finance sectors, Moody’s projects revenue in 2008 to grow in the low single-digit percent range.

Outside the U.S. the Company expects Moody’s Investors Service revenue to decrease in the low single-digit percent range. Good growth from rating financial institutions; public, project and infrastructure finance; and corporate securities is expected to be more than offset by a decline in structured finance ratings revenue, primarily in Europe.

For Moody’s Analytics, the Company expects revenue growth in the mid-teens percent range. In the U.S., growth is projected to be in the low-teens percent range while outside the U.S., revenue is expected to increase in the high-teens percent range. Growth in the subscription businesses is expected in the mid-teens range, reflecting continued demand for credit and economic research, structured finance analytics, and the impact of our newly formed pricing and valuation business. In the consulting business, Moody’s anticipates very strong growth, reflecting a robust pipeline of professional services engagements and credit training projects. There is considerable demand for Moody’s expertise in credit education, risk modeling, and scorecard development as customers implement more sophisticated risk management processes and comply with regulatory requirements. In the software business, the Company expects revenue to be flat versus 2007, as customers begin to migrate to new generation software platforms.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 is expected to increase the consistency of fair value measurements and applies only to those measurements that are already required or permitted to be measured at fair value by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2), which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has implemented the deferral provisions of FSP FAS 157-2 and as a result has partially implemented the provisions of SFAS No. 157 as of January 1, 2008. The partial implementation of SFAS 157 does not have a material impact on the Company’s consolidated financial position and results of operations and the Company will apply, as of January 1, 2009, the provisions of SFAS No, 157 to its non financial assets and liabilities initially measured at fair value in a business combination and not subsequently remeasured at fair value, non financial assets and liabilities measured at fair value for a goodwill impairment assessment, nonfinancial long-lived assets measured at fair value for an asset impairment assessment, and asset retirement obligations initially measured at fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis with changes in fair value recognized in earnings each reporting period. Items eligible for fair-value election include recognized financial assets and liabilities such as equity-method investments and investments in equity securities that do not have readily determinable fair values, written loan commitments, and certain warranties and insurance contracts where a warrantor or insurer is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, the election must be applied to individual instruments with certain restrictions, is irrevocable and must be applied to an entire instrument. Any upfront costs and fees related to the item elected for fair value must be recognized in earnings and cannot be deferred. At the implementation date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the implementation of SFAS No. 159, changes in fair value will be recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be implemented by the Company as of January 1, 2008. The Company is currently determining the impact, if any, that the implementation of this standard will have on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No.141R”). SFAS No. 141R extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. SFAS 141R also expands disclosure requirements to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and is required to be implemented by the Company as of January 1, 2009. The Company is currently evaluating the potential impact of implementing SFAS No. 141R will have on its consolidated financial condition, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No.160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners and requires that a noncontrolling interest in a subsidiary be reported as equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is required to be implemented by the Company as of January 1, 2009. The Company is currently evaluating the impact of implementing SFAS No. 160 will have on its consolidated financial condition, results of operations, and cash flows.

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

Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities and other pending matters that it may determine to be appropriate. For matters, except those related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When sufficient uncertainties exist, related to the outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FIN No. 48, implemented as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained, based on its technical merits, as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities and is cooperating with those inquiries.

Based on its review of the latest information available, and subject to the contingencies described below, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of December 31, 2007, the Company continues to carry a liability of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $11 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions and 1997-2002 IRS Deficiency Notices (the “Notices”)

This legacy tax matter, which was affected by developments in June 2007 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $7 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment is anticipated to be $7.2 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives for further actions to recover these amounts The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2000 and in companion Notices of Deficiency issued to New D&B for 2001 and 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in its second quarter. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes for the year ended December 31, 2007; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B, for the year ended December 31, 2007.

On the Distribution Date in 2000, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2002 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs . As of December 31, 2007, Moody’s liability with respect to this matter totaled $52.8 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $56 million of these deposits ($24.4 million for New D&B and $31.6 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices and in companion Statutory Notices of Deficiency issued to New D&B for 2001 and 2002. As noted above, in November 2007 the IRS used $7.9 million of Moody’s portion of the deposit to satisfy an assessment and related interest. Additionally, in January 2008 the IRS paid Moody’s $8.5 million in connection with this matter.

At December 31, 2007, Moody’s has recorded liabilities for Legacy Tax Matters totaling $56.7 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

Dividends

During 2007, the Company paid a quarterly dividend of $0.08 per share in each of the quarters of Moody’s common stock, resulting in dividends paid per share of $0.32 during the year. During 2006, the Company paid a quarterly dividend of $0.07 per share in each of the quarters of Moody’s common stock, resulting in dividends paid per share of $0.28 during the year. During 2005, the Company paid a quarterly dividend of $0.0375 in the first quarter and $0.055 in each of the three subsequent quarters, per share of Moody’s common stock, resulting in dividends paid per share of $0.2025 during the year.

On December 18, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on March 10, 2008 to shareholders of record at the close of business on February 20, 2008. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board of Directors.

Common Stock Information

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared for the periods shown. The number of registered shareholders of record at January 31, 2008 was 3,522.

	Price Per Share		Dividends Declared Per Share
	High	Low
2006:
First quarter	$71.95	$61.09	$0.07
Second quarter	73.29	49.77	0.07
Third quarter	65.84	49.76	0.07
Fourth quarter	71.70	60.60	0.08

Year ended December 31, 2006			$0.29

2007:
First quarter	$76.09	$58.65	$0.08
Second quarter	73.69	60.60	0.08
Third quarter	63.70	42.42	0.08
Fourth quarter	55.99	35.05	0.10

Year ended December 31, 2007			$0.34

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Outlook” and “Contingencies” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing on page 17 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; increased pricing pressure from competitors and/or customers; the introduction of competing products or technologies by other companies; the impact of regulation as a nationally recognized statistical rating organization and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those legacy tax and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K, elsewhere in this Form 10-K and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.
Raymond W. McDaniel, Jr.
Chairman and Chief Executive Officer

/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moody’s Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Moody's Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes, as of January 1, 2007, the manner in which it accounts for share-based payment, as of January 1, 2006, and the manner in which it accounts for defined benefit pension and other post-retirement plans, as of December 31, 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
New York, New York

February 28, 2008

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$2,259.0	$2,037.1	$1,731.6
Expenses
Operating	584.0	539.4	452.9
Selling, general and administrative	451.1	359.3	303.9
Restructuring charge	50.0	—	—
Depreciation and amortization	42.9	39.5	35.2
Gain on sale of building	—	(160.6)	—

Total expenses	1,128.0	777.6	792.0

Operating income	1,131.0	1,259.5	939.6

Interest income (expense), net	(24.3)	3.0	5.0
Other non-operating income (expense), net	10.0	(2.0)	(9.9)

Non-operating income (expense), net	(14.3)	1.0	(4.9)

Income before provision for income taxes	1,116.7	1,260.5	934.7
Provision for income taxes	415.2	506.6	373.9

Net income	$701.5	$753.9	$560.8

Earnings per share
Basic	$2.63	$2.65	$1.88

Diluted	$2.58	$2.58	$1.84

Weighted average shares outstanding
Basic	266.4	284.2	297.7

Diluted	272.2	291.9	305.6

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in millions, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$426.3	$408.1
Short-term investments	14.7	75.4
Accounts receivable, net of allowances of $16.2 in 2007 and $14.5 in 2006	443.6	475.4
Other current assets	104.5	43.0

Total current assets	989.1	1,001.9
Property and equipment, net	214.6	62.0
Goodwill	179.9	176.1
Intangible assets, net	56.9	65.7
Other assets	274.1	192.0

Total assets	$1,714.6	$1,497.7

Liabilities and shareholders’ equity
Current liabilities:
Commercial paper	$551.9	$—
Deferred revenue	426.0	360.3
Accounts payable and accrued liabilities	371.3	339.7

Total current liabilities	1,349.2	700.0
Non-current portion of deferred revenue	121.1	102.1
Notes payable	600.0	300.0
Other liabilities	427.9	228.2

Total liabilities	2,498.2	1,330.3

Commitments and contingencies (Notes 16 and 17)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2007 and 2006	3.4	3.4
Capital surplus	387.9	345.7
Retained earnings	2,661.1	2,091.4
Treasury stock, at cost; 91,495,426 and 64,296,812 shares of common stock at December 31, 2007 and 2006, respectively	(3,851.6)	(2,264.7)
Accumulated other comprehensive income (loss)	15.6	(8.4)

Total shareholders’ (deficit) equity	(783.6)	167.4

Total liabilities and shareholders’ equity	$1,714.6	$1,497.7

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$701.5	$753.9	$560.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	42.9	39.5	35.2
Stock-based compensation expense	90.2	77.1	54.8
Non-cash portion of restructuring charge	7.0	—	—
Deferred income taxes	(76.4)	(27.2)	(20.2)
Excess tax benefits from exercise of stock options	(52.2)	(103.2)	70.2
Legacy tax	(52.3)	—	—
Gain on sale of building	—	(160.6)	—
Other	—	1.2	2.2
Changes in assets and liabilities:
Accounts receivable	36.7	(42.4)	(53.1)
Other current assets	(58.3)	8.9	1.0
Other assets and prepaid pension costs	15.5	(40.0)	(6.7)
Accounts payable and accrued liabilities	53.9	141.4	(16.0)
Restructuring liability	33.1	—	—
Deferred revenue	79.2	80.2	52.2
FIN No. 48 and other non-current tax and related liabilities	91.9	8.9	11.4
Deferred rent	53.1	6.2	0.9
Other liabilities	18.2	8.6	15.2

Net cash provided by operating activities	984.0	752.5	707.9

Cash flows from investing activities
Capital additions	(181.8)	(31.1)	(31.3)
Purchases of marketable securities	(191.4)	(414.0)	(324.4)
Sales and maturities of marketable securities	252.9	436.5	235.5
Net proceeds from sale of building	—	163.9	—
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(4.4)	(39.2)	(30.2)

Net cash (used in) provided by investing activities	(124.7)	116.1	(150.4)

Cash flows from financing activities
Borrowings under revolving credit facilities	1,000.0	—	—
Repayments of borrowings under revolving credit facilities	(1,000.0)	—	—
Issuance of commercial paper	6,684.1	—	—
Repayment of commercial paper	(6,136.7)	—	—
Repayment of notes	—	—	(300.0)
Issuance of notes	300.0	—	300.0
Net proceeds from stock plans	65.9	105.3	89.1
Excess tax benefits from exercise of stock options	52.2	103.2	—
Cost of treasury shares repurchased	(1,738.4)	(1,093.6)	(691.7)
Payment of dividends	(85.2)	(79.5)	(60.3)
Payments under capital lease obligations	(2.0)	(0.6)	(1.3)
Debt issuance costs and related fees	(1.4)	—	(2.3)

Net cash used in financing activities	(861.5)	(965.2)	(666.5)
Effect of exchange rate changes on cash and cash equivalents	20.4	18.7	(11.1)

Increase (decrease) in cash and cash equivalents	18.2	(77.9)	(120.1)
Cash and cash equivalents, beginning of the period	408.1	486.0	606.1

Cash and cash equivalents, end of the period	$426.3	$408.1	$486.0

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in millions)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Comprehensive Income
	Shares	Amount			Shares	Amount
Balance at December 31, 2004	342.9	$3.4	$142.3	$939.3	(45.1)	$(777.2)	$9.7	$317.5
Net income				560.8				560.8	$560.8
Dividends				(80.9)				(80.9)
Proceeds from stock plans, including excess tax benefits			159.3					159.3
Stock-based compensation			55.0					55.0
Net treasury stock activity			(115.7)		(7.5)	(576.0)		(691.7)
Currency translation adjustment							(7.3)	(7.3)	(7.3)
Additional minimum pension liability (net of tax of $1.8 million)							(2.5)	(2.5)	(2.5)
Unrecognized losses on cash flow hedges							(0.8)	(0.8)	(0.8)

Comprehensive income									$550.2

Balance at December 31, 2005	342.9	$3.4	$240.9	$1,419.2	(52.6)	$(1,353.2)	$(0.9)	$309.4
Net income				753.9				753.9	$753.9
Dividends				(81.7)				(81.7)
Proceeds from stock plans, including excess tax benefits			209.0					209.0
Stock-based compensation			77.3					77.3
Net treasury stock activity			(181.5)		(11.7)	(911.5)		(1,093.0)
Currency translation adjustment							11.4	11.4	11.4
Additional minimum pension liability (net of tax of $0.7 million)							1.0	1.0	1.0
Amounts eliminated related to additional minimum pension liability upon the implementation of SFAS No. 158 (net of tax of $1.8 million)							2.5	2.5
Actuarial losses and prior service costs recognized upon the implementation of SFAS No. 158 (net of tax of $16.3 million)							(22.5)	(22.5)
Unrecognized losses on cash flow hedges							0.1	0.1	0.1

Comprehensive income									$766.4

Balance at December 31, 2006	342.9	$3.4	$345.7	$2,091.4	(64.3)	$(2,264.7)	$(8.4)	$167.4

Net income				701.5				701.5	701.5
Dividends				(88.4)				(88.4)
Amounts recognized upon implementation of FIN No. 48				(43.4)				(43.4)
Proceeds from stock plans, including excess tax benefits			92.0					92.0
Stock-based compensation			94.6					94.6
Net treasury stock activity			(144.4)		(27.2)	(1,586.9)		(1,731.3)
Currency translation adjustment							12.9	12.9	12.9
Net actuarial gains and prior service costs (net of tax of $5.9 million)							7.8	7.8	7.8
Amortization and recognition of prior service cost and actuarial losses (net of tax of $2.5 million)							3.4	3.4	3.4
Unrealized loss on available-for-sale securities and cash flow hedges							(0.1)	(0.1)	(0.1)

Comprehensive income									$725.5

Balance at December 31, 2007	342.9	$3.4	$387.9	$2,661.1	(91.5)	$(3,851.6)	$15.6	$(783.6)

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

The Company applies the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46R”) in assessing its interests in variable interest entities to decide whether to consolidate that entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under FIN No. 46R.

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market mutual funds and high-grade commercial paper with maturities of three months or less when purchased. Interest income on cash and cash equivalents and short-term investments was $19.3 million, $18.2 million and $26.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, typically three to 20 years for computer equipment and office furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the improvement. Expenditures for maintenance and repairs that do not extend the economic useful life of the related assets are charged to expense as incurred. Gains and losses on disposals of property and equipment are reflected in the consolidated statements of operations.

Computer Software

Costs for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. These costs primarily relate to the development of MKMV credit processing software and quantitative credit risk assessment products to be licensed to customers and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. Amortization expense for all such software for the years ended December 31, 2007, 2006 and 2005 was $1.7 million, $6.0 million and $8.0 million, respectively.

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

Stock-Based Compensation

On January 1, 2006, the Company implemented, under the modified prospective application method, the fair value method of accounting for stock-based compensation under SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Previously, on January 1, 2003, the Company implemented, on a prospective basis, the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation”.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides for an alternative transition method for establishing the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the implementation of SFAS No. 123R. The Company has elected to adopt this alternative transition method in establishing the beginning APIC pool at January 1, 2006.

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

Revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized over the period in which the monitoring is performed. In most areas of the ratings business, the Company charges issuers annual monitoring fees and amortizes such fees ratably over the related one-year period. In the case of commercial mortgage-backed securities, fees that are charged for future monitoring over the life of the related securities are amortized over such lives which range from nine to 46 years as of December 31, 2007.

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

Restructuring Charge

The Company reports costs associated with employee terminations in accordance with SFAS No. 112, “Employers' Accounting for Postemployment Benefits” (“SFAS No. 112”) as it has an ongoing benefit arrangement in place, SFAS No. 88, “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”), and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for other exit activities such as contract termination costs.

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

Foreign Currency Translation

For all operations outside the United States where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these operations, currency translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are reflected in other non-operating income (expense), net. Transaction gains (losses) were ($0.2) million for the year ended December 31, 2007 and were nil and ($8.2) million for the years ended December 31, 2006 and 2005, respectively.

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial losses and net prior service costs related to pension and other post-retirement plans recorded in accordance with SFAS No. 158, changes in minimum pension liability, unrealized gains/(losses) on available-for-sale securities and derivative instruments. Accumulated comprehensive (loss) income is comprised of currency translation adjustments of $27.7 million and $14.8 million in 2007 and 2006, respectively, net actuarial losses and net prior service costs related to the Company’s pension and other post-retirement plans of ($11.3) million and ($22.5) million in 2007 and 2006, respectively, derivative financial instruments of ($0.6) million and ($0.7) million in 2007 and 2006, respectively and ($0.2) million in unrealized losses on available-for-sale securities in 2007. The required disclosures have been included in the consolidated statements of shareholders’ equity.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. On January 1, 2007, the Company implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”)

The Company classifies interest related to unrecognized tax benefits in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. Prior to the implementation of FIN No. 48, interest expense and, if necessary, penalties associated with tax contingencies were recorded as part of the provision for income taxes.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. Additionally, the Company invests in short-term investments that are carried at fair value. The fair value of the Company’s notes payable, which have a fixed rate of interest, is estimated using discounted cash flow analyses based on the prevailing interest rates available to the Company for borrowings with similar maturities. The carrying amount of the Company’s notes payable was $600.0 million and $300.0 million at December 31, 2007 and 2006, respectively. Their estimated fair value was $650.8 million and $299.1 million at December 31, 2007 and 2006, respectively. The outstanding foreign exchange purchased put options are recorded at fair value which is an asset of $2.3 million.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade receivables.

Cash equivalents consist of investments in high quality investment grade securities within and outside the United States. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper. Short-term investments primarily consist of certificates of deposit and high-grade corporate bonds in Korea as of December 31, 2007 and high-grade auction rate securities within the United States as of December 31, 2006. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer. No customer accounted for 10% or more of accounts receivable at December 31, 2007 or 2006.

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

Pension and Other Post-Retirement Benefits

Effective as of December 31, 2006 the Company accounts for its pension and other post-retirement benefit plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize as an asset or liability in its statement of financial position the funded status of its defined benefit post-retirement plans and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 is expected to increase the consistency of fair value measurements and applies only to those measurements that are already required or permitted to be measured at fair value by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2), which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has implemented the deferral provisions of FSP FAS 157-2 and as a result has partially implemented the provisions of SFAS No. 157 as of January 1, 2008. The partial implementation of SFAS 157 does not have a material impact on the Company’s consolidated financial position and results of operations and the Company will apply, as of January 1, 2009, the provisions of SFAS No, 157 to its non financial assets and liabilities initially measured at fair value in a business combination and not subsequently remeasured at fair value, non financial assets and liabilities measured at fair value for a goodwill impairment assessment, nonfinancial long-lived assets measured at fair value for an asset impairment assessment, and asset retirement obligations initially measured at fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis with changes in fair value recognized in earnings each reporting period. Items eligible for fair-value election include recognized financial assets and liabilities such as equity-method investments, investments in equity securities that do not have readily determinable fair values, and written loan commitments. If the use of fair value is elected, the election must be applied to individual instruments with certain restrictions, is irrevocable and must be applied to an entire instrument. Any upfront costs and fees related to the item elected for fair value must be recognized in earnings and cannot be deferred. At the implementation date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the implementation of SFAS No. 159, changes in fair value will be recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and has been implemented by the Company as of January 1, 2008. The Company has not elected any eligible items for fair value measurement and as a result the implementation of this standard does not have a material impact on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No.141R”). SFAS No. 141R extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also expands disclosure requirements to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and is required to be implemented by the Company as of January 1, 2009. The Company is currently evaluating the potential impact of implementing SFAS No. 141R will have on its consolidated financial condition, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No.160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners and requires that a noncontrolling interest in a subsidiary be reported as equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is required to be implemented by the Company as of January 1, 2009. The Company is currently evaluating the impact of implementing SFAS No. 160 will have on its consolidated financial condition, results of operations, and cash flows.

Note 3 Reconciliation of Weighted Average Shares Outstanding

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Year Ended December 31,
	2007	2006	2005
Basic	266.4	284.2	297.7
Dilutive effect of shares issuable under stock-based compensation plans	5.8	7.7	7.9

Diluted	272.2	291.9	305.6

Antidilutive options to purchase common shares and restricted stock excluded from the table above	5.6	2.9	3.1

The calculation of diluted earnings per share requires certain assumptions regarding the use of proceeds that would be received upon the exercise of stock options. These assumed proceeds include the excess tax benefit that would be received upon exercise of options outstanding as of December 31, 2007, 2006 and 2005. Such proceeds are based on deferred tax assets assumed to be calculated under the provisions of SFAS No. 123R.

Note 4 Short-Term Investments

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months and include auction rate certificates at December 31, 2006. The short-term investments are classified as available-for-sale and therefore are carried at fair value. The remaining contractual maturities of the short-term investments were one month to ten months and one month to 39 years as of December 31, 2007 and 2006, respectively. Unrealized holding gains and losses on available-for-sale securities are included in accumulated other comprehensive income, net of applicable income taxes in the consolidated financial statements. During the years ended December 31, 2007, 2006 and 2005, realized gains or losses from the sales of available-for-sale securities were immaterial or nil. As of December 31, 2007 and 2006, unrealized gains or losses from available-for-sale securities were immaterial.

Note 5 Derivative Instruments and Hedging Activities

In December 2007, the Company commenced a hedging program to protect against foreign currency exchange rate risks from forecasted billings and related revenue denominated in the euro and the British pound. Foreign exchange options were utilized to hedge exposures related to changes in foreign currency change rates. These option contracts have maturities between one and fifteen months. As of December 31, 2007 all contracts were set to expire at various times through March 31, 2009. The notional amount of the foreign currency option contracts outstanding at December 31, 2007 by currency pair was 7.9 million British pounds for GBP/USD, 16.7 million euros for euro/USD and 61.5 million euros for euro/GBP and the fair value of these contracts, which was recorded in other current assets in the Company’s consolidated balance sheets was $2.3 million.

In October 2006, the Company entered into two hedging transactions using options to protect against foreign currency exchange rate risks from forecasted revenue denominated in euros. The aggregate notional amount of the foreign currency option contracts outstanding at December 31, 2006 was $7.9 million and the fair value of these contracts, which was recorded in other current assets in the Company’s consolidated balance sheets, was less than $0.1 million.

The amount of unrecognized foreign exchange hedge losses recorded in other comprehensive loss as of December 31, 2007 and 2006 and the amount of the hedges’ ineffectiveness for 2007 and 2006 recorded within revenue in the consolidated statements of operations were immaterial.

Note 6 Property and Equipment, Net

Property and equipment, net consisted of:

	December 31,
	2007	2006
Office and computer equipment	$92.4	$63.6
Office furniture and fixtures	35.6	28.8
Internal-use computer software	69.8	54.8
Leasehold improvements	137.7	30.9

Property and equipment, at cost	335.5	178.1
Less: accumulated depreciation and amortization	(120.9)	(116.1)

Total	$214.6	$62.0

Depreciation and amortization expense related to the above assets was $31.5 million, $23.6 million and $20.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Note 8 Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill for the periods indicated:

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Beginning balance	$52.0	$124.1	$176.1	$28.0	$124.1	$152.1
Additions	3.7	—	3.7	23.2	—	23.2
Foreign currency translation adjustments	0.1	—	0.1	0.8	—	0.8

Ending balance	$55.8	$124.1	$179.9	$52.0	$124.1	$176.1

Intangible assets consisted of:

	December 31,
	2007	2006
Customer lists (11.2 year weighted average life)	$62.7	$62.5
Accumulated amortization	(31.8)	(26.8)

Net customer lists	30.9	35.7

MKMV trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(4.4)	(2.3)

Net trade secret	21.1	23.2

Other amortizable intangible assets (5.6 year weighted average life)	16.1	15.4
Accumulated amortization	(11.2)	(8.6)

Net other amortizable intangible assets	4.9	6.8

Total	$56.9	$65.7

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $9.7 million, $9.9 million and $6.8 million, respectively. In December 2005, the Company began amortizing the MKMV trade secret over 12 years.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2008	$8.5
2009	7.6
2010	7.6
2011	7.3
2012	7.1
Thereafter	$18.8

Note 9 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of:

	December 31,
	2007	2006
Accounts payable	$8.1	$8.8
Accrued income taxes (see Note 13)	69.4	68.6
Accrued compensation and benefits	141.6	154.3
Accrued interest expense	9.5	3.7
Accrued restructuring (see Note 10)	33.1	—
Advance payments	1.8	10.9
Other	107.8	93.4

Total	$371.3	$339.7

Accrued compensation and benefits included accrued incentive compensation of approximately $90 million at December 31, 2007 and $104 million at December 31, 2006. Funding and related expense for Moody’s incentive compensation plans are primarily based on year-to-year growth in operating income and, to a lesser extent, earnings per share, for Moody’s senior management and annual results compared to budget for the Moody’s Investors Service professional staff and for Moody’s KMV.

Note 10 Restructuring Charge

During the fourth quarter of 2007, the Company committed to a restructuring plan to reduce global headcount by approximately 275 positions, or approximately 7.5% of the workforce, (the “Plan”) in response to the Company’s reorganization and a decline in current and anticipated issuance of rated debt securities in some market sectors. Included in the Plan is a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising Moody’s Analytics, a newly created segment, and (iii) an anticipated decline in new securities issuance in some market sectors. The Plan also calls for the termination of technology contracts as well as the outsourcing of certain technology functions anticipated to begin in the first half of 2008. The Plan is expected to be substantially completed by December 31, 2008.

Restructuring charges, as separately noted in the consolidated statements of operations, for the year ended December 31, 2007 were $50.0 million which consisted of $45.9 million of expenses relating to severance and other employee benefit costs, and $4.1 million for contract termination costs, as shown in the table below:

	Employee Termination Costs
	Severance	Pension	Stock Compensation	Total	Contract Termination Costs	Total Restructuring Liability
Balance at January 1, 2007	$—	$—	$—	$—	$—	$—
Costs incurred	30.8	10.8	4.3	45.9	4.1	50.0
Cash payments	(1.8)	—	—	(1.8)	—	(1.8)
Non-cash charges	—	(2.7)	(4.3)	(7.0)	—	(7.0)

Balance at December 31, 2007	$29.0	$8.1	$—	$37.1	$4.1	$41.2

During 2007, the Company has paid $1.8 million related to actions initiated in 2007, and has $33.1 million recorded in accounts payable and accrued liabilities as of December 31, 2007, comprised of severance and contract termination costs of $29.0 million and $4.1 million, respectively. Additionally, $8.1 million is recorded within other liabilities relating to an increase in pension liabilities resulting from special termination benefits. Non-cash charges reflect a $2.7 million pension curtailment which reduced accumulated other comprehensive income and a $4.3 million increase to capital surplus relating to a stock option modification charge.

Note 11 Pension and Other Post-Retirement Benefits

Moody’s maintains one funded and three unfunded noncontributory defined benefit pension plans. The plans provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans are collectively referred to herein as the “Post-Retirement Plans”. Effective at the Distribution Date, Moody’s assumed responsibility for the pension and other post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

Through 2007, substantially all U.S. employees were eligible to participate in the Company’s defined benefit pension plans. In 2007, the Company modified its post –retirement benefit plans to better align the Company’s post-retirement benefit programs with current industry practice while continuing to provide employees with competitive benefits. Effective January 1, 2008, the Company will no longer offer defined benefit pension plans to employees hired or rehired on or after January 1, 2008 and new hires will instead receive a retirement contribution in similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s defined benefit pension plans will continue to accrue benefits based on existing plan benefit formulas.

As of December 31, 2006, the Company implemented the provisions of SFAS No. 158 and the incremental effect of implementation was a decrease in other assets of $15.9 million, an increase in other liabilities of $18.6 million and a pre-tax increase in accumulated other comprehensive loss of $34.5 million ($20.0 million, net of tax). Furthermore, this implementation eliminated the requirement to report additional minimum pension liability.

The amounts recognized in accumulated other comprehensive income (“AOCI”) are subsequently recognized as components of net periodic benefit expense over future years pursuant to the recognition and amortization provisions of SFAS No. 87 and No. 106. The following table summarizes the changes to the net actuarial losses and prior service cost recognized in other comprehensive income related to the company’s Post-Retirement Plans for the year ended December 31, 2007 as required by SFAS No. 158:

	Pension plans			Other Post-Retirement plans
	Pre-tax Amount	Tax benefit or (expense)	Net of Tax Amount	Pre-tax Amount	Tax benefit or (expense)	Net of Tax Amount
Total amount recognized in AOCI, beginning of the period
Net actuarial (losses)	$(32.6)	$13.7	$(18.9)	$(0.7)	$0.3	$(0.4)
Net prior service costs	(4.8)	2.0	(2.8)	(0.7)	0.3	(0.4)

Beginning of the period	(37.4)	15.7	(21.7)	(1.4)	0.6	(0.8)
Amounts recognized in other comprehensive income
Amortization of net actuarial losses	$2.5	$(1.1)	$1.4	$—	$—	$—
Amortization of prior service costs	0.4	(0.2)	0.2	0.2	(0.1)	0.1
Accelerated recognition of prior service costs due to curtailment	2.7	(1.1)	1.6	—	—	—
Net actuarial gain arising during the period	15.2	(6.5)	8.7	0.6	(0.2)	0.4
Net prior service cost arising during the period due to plan amendment	(3.5)	1.5	(2.0)	0.4	(0.2)	0.2

Other comprehensive income recognized	$17.3	$(7.4)	$9.9	$1.2	$(0.5)	$0.7

Total amount recognized in AOCI, end of the period
Net actuarial losses	$(14.8)	$6.1	$(8.7)	$(0.1)	$—	$(0.1)
Net prior service costs	(5.3)	2.2	(3.1)	(0.1)	0.1	—

End of the period	$(20.1)	$8.3	$(11.8)	$(0.2)	$0.1	$(0.1)

Amortization of net actuarial losses and prior service costs for its pension plans and other post-retirement plans in 2008 are not expected to be material.

Following is a summary of changes in benefit obligations and fair value of plan assets for the Post-Retirement Plans for the years ended December 31, 2007 and 2006:

	Pension Plans		Other Post- Retirement Plans
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation, beginning of the period	$(134.6)	$(127.3)	$(9.4)	$(8.8)
Service cost	(12.6)	(11.1)	(0.9)	(0.8)
Interest cost	(8.1)	(7.0)	(0.6)	(0.4)
Plan participants’ contributions	—	—	(0.1)	(0.1)
Benefits paid	1.9	2.0	0.4	0.3
Plan amendments	(3.6)	(0.3)	0.4	—
Impact of curtailment	5.3	—	0.4	—
Impact of special termination benefits	(8.1)	—	—	—
Actuarial gain (loss)	(2.5)	1.6	(0.4)	—
Assumption changes	13.0	7.5	0.5	0.4

Benefit obligation, end of the period	$(149.3)	$(134.6)	$(9.7)	$(9.4)

Change in plan assets
Fair value of plan assets, beginning of the period	$116.6	$102.1	$—	$—
Actual return on plan assets	8.5	15.8	—	—
Benefits paid	(1.9)	(2.0)	(0.4)	(0.3)
Employer contributions	0.7	0.7	0.3	0.2
Plan participants’ contributions	—	—	0.1	0.1

Fair value of plan assets, end of the period	$123.9	$116.6	$—	$—

Funded status of the plans	$(25.4)	$(18.0)	$(9.7)	$(9.4)

Amounts recorded on the consolidated balance sheets
Net post-retirement benefit asset	$37.4	$36.0	$—	$—
Pension and post-retirement benefits liability-current	(2.2)	(1.0)	(0.5)	(0.4)
Pension and post-retirement benefits liability-non current	(60.6)	(53.0)	(9.2)	(9.0)

Net amount recognized	$(25.4)	$(18.0)	$(9.7)	$(9.4)

Accumulated benefit obligation, end of the period	$(113.7)	$(104.2)

The 2007 pension plan amendment above reflects the impact of the new benefit payment provision related to an unfunded plan which beginning January 1, 2008 requires lump sum payments to be paid to active participants when they retire. Previously the plan allowed lump sum or annuity payments. The 2006 pension plan amendment above relates to the impact of the Pension Protection Act of 2006 (the “PPA”) that requires changes to the Company’s pension plans as well as an additional participant admitted to the Supplemental Executive Benefit Plan. The PPA does not have any significant effect on the Company’s current funding strategy for its U.S. pension plans.

The pension plan curtailment and the special termination benefit in 2007 relates to the termination of certain participants of the Company’s Supplemental Executive Benefit Plan who left the Company. This resulted in a curtailment under SFAS No. 88 as there was a significant reduction in the expected years of future service of participants covered by this plan. As a result, the Company recognized as a component of other comprehensive income, an actuarial gain of $5.3 million to reflect the reduction of the plan obligation. The special termination benefit relates to the Company waiving early retirement penalties otherwise required by this plan.

Net period benefit expenses recognized for the Post-retirement Plans for years ended December 31:

	Pension Plans			Other Post- Retirement Plans
	2007	2006	2005	2007	2006	2005
Components of net periodic expense
Service cost	$12.6	$11.2	$10.1	$0.9	$0.8	$0.6
Interest cost	8.1	7.0	6.2	0.6	0.5	0.4
Expected return on plan assets	(9.0)	(8.5)	(8.2)	—	—	—
Amortization of net actuarial loss from earlier periods	2.5	3.3	2.6	—	—	—
Amortization of net prior service costs from earlier periods	0.4	0.4	0.5	0.2	0.2	0.1

Curtailment loss	2.7	—	—	—	—	—

Cost of special termination benefits	8.1	—	—	—	—	—
Settlement loss	—	—	3.2	—	—	—

Net periodic expense	$25.4	$13.4	$14.4	$1.7	$1.5	$1.1

The curtailment loss in 2007 relates to the accelerated recognition of prior service costs for certain terminated participants of the Company’s Supplemental Executive Benefit Plan stated above. The curtailment loss and the cost of special termination benefits in 2007 are recorded as part of the Company’s 2007 restructuring charge, discussed in Note 10. The settlement loss in 2005 relates to the election of a lump sum payment of pension benefits to settle an unfunded pension obligation.

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2007	2006
Projected benefit obligation	$62.7	$54.0
Accumulated benefit obligation	$42.2	$37.0
Fair value of plan assets	$—	$—

Additional Information:

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Post- Retirement Plans
	2007	2006	2007	2006
Discount rate	6.45%	5.90%	6.35%	5.80%
Rate of compensation increase	4.00%	4.00%	—	—
Cash balance accumulation/conversion rate	4.75%/4.96%	4.75%	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2007	2006	2005	2007	2006	2005

Discount rate	5.90%*	5.60%	5.90%	5.80%	5.45%	5.90%

Expected return on plan assets	8.35%	8.35%	8.35%	—	—	—

Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

Cash balance accumulation/conversion rate	4.75%	4.75%	5.00%	—	—	—

*	The rate of 5.90% was used in determining net periodic benefit expenses for the Company’s pension plans during 2007 except for the re-measurement of the Company’s Supplemental Executive Benefit Plan due to curtailment, for which a rate of 6.20% was used beginning November 1, 2007.

For 2007, the Company continued to use an assumed rate of return on assets of approximately 8.35% for Moody’s funded pension plan, which was determined based on explicit long-term return assumptions for each major asset class within the plan portfolio. Moody’s works with third-party consultants to determine assumptions for long-term rates of return for the asset classes that are included in the pension plan investment portfolio. These return assumptions reflect a long-term time horizon. They also reflect a combination of historical performance analysis and forward-looking views of the financial markets including consideration of inflation, current yields on long-term bonds and price-earnings ratios of the major stock market indices.

Assumed Healthcare Cost Trend Rates at December 31:

	2007			2006			2005
	Pre-age 65		Post-age 65	Pre-age 65		Post-age 65	Pre-age 65		Post-age 65
Healthcare cost trend rate assumed for the following year	10.4%		11.4%	9.0%		11.0%	10.0%		12.0%
Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)		5.0%			5.0%			5.0%
Year that the rate reaches the ultimate trend rate		2015			2013			2013

The assumed health cost trend rate was updated in 2007 to better reflect different expectations for the medical and prescribed medication components of health care costs and reflects these differences in proportion to their approximate share of gross health care costs for pre and post-65 retirees. As the Company subsidies for retiree healthcare coverage are capped at the 2005 level, for the majority of the post-retirement health plan participants, retiree contributions are assumed to increase at the same rate as the healthcare cost trend rates. As such, a one percentage-point increase or decrease in assumed healthcare cost trend rates would not have affected total service and interest cost and would have increased or decreased the post-retirement benefit obligation by $0.3 million and $0.2 million, respectively.

Plan Assets

The assets of the funded pension plan were allocated among the following categories at December 31, 2007 and 2006:

	Percentage of Plan Assets at December 31,
Asset Category	2007	2006
Equity securities	71%	77%
Debt securities	19%	13%
Real estate	10%	10%

Total	100%	100%

Moody’s investment objective for the assets in the funded pension plan is to earn total returns that will minimize future contribution requirements over the long run within a prudent level of risk. The Company’s current pension plan asset allocation targets are for approximately seventy percent of assets to be invested in equity securities, diversified across U.S. and non-U.S. stocks of small, medium and large capitalization, twenty percent in investment grade bonds and the remainder in real estate funds. The use of derivatives to leverage the portfolio or otherwise is not permitted. The Company’s monitoring of the plan includes ongoing reviews of investment performance, annual liability measurements, periodic asset/liability studies and investment portfolio reviews. As of December 31, 2006, the equity investment had advanced to represent a percentage higher than its target allocation due to asset gains and the Company rebalanced the plan assets in 2007 to bring the portfolio back into balance with the original target asset allocation. Moody’s other Post-Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company made payments of $0.7 million and $0.9 million related to its unfunded pension plan obligations during the year ended December 31, 2007 and 2006, respectively and made no contributions to its funded pension plans during the aforementioned years. The Company made payments of $0.3 million and $0.2 million to its other post-retirement plans during the year ended December 31, 2007 and 2006, respectively. The Company presently anticipates making payments of $2.2 million to its unfunded pension plans and $0.5 million to its other post-retirement plans during 2008.

Estimated Future Benefits Payable

Estimated future benefits payments for the Post-Retirement Plans are as follows at December 31, 2007:

Year ending December 31,	Pension Plans	Other Post- Retirement Plans*
2008	$4.5	$0.5
2009	5.0	0.5
2010	11.4	0.6
2011	6.9	0.6
2012	7.6	0.7
2013-2017	57.5	4.9

*	The estimated future benefits payable for the Post-Retirement Plans are reflected net of the expected Medicare Part D subsidy for which the subsidy is insignificant on an annual basis for all the years presented.

Profit Participation Plan

Moody’s has a profit participation plan (the “Plan”) covering substantially all U.S. employees. The Plan provides for an employee salary deferral contribution and Company contributions. During 2007, eligible employees could defer up to 16% of their pay, subject to the federal limit. Moody’s contributes an amount equal to 50% of employee contributions with Moody’s contributions limited to 3% of the employee’s pay. Moody’s makes additional contributions to the Plan that are based on year-to-year growth in the Company’s earnings per share. Expenses associated with this plan were $13.3 million, $15.5 million and $15.3 million in 2007, 2006, and 2005 respectively.

Moody’s has made several changes to the Plan. Effective January 1, 2008, all employees that are hired or rehired after January 1, 2008 will be automatically enrolled in the Plan with a 3% deferral rate unless they decline participation and will be eligible to receive a retirement contribution into the Plan in lieu of participating in the Company’s defined benefit pension plans. The amount of retirement contribution is based on an eligible employee’s combined age and service as of the beginning of each month and will be in similar value to the benefits that employees would otherwise have been entitled to under the defined benefit pension plans. In addition, effective January 1, 2008, the Company has increased the maximum deferral percentage from 16% to 50% subject to the federal limit as well as implementing a deferred compensation plan whereby employees whose compensation exceeds the federal limit may elect to defer up to 6% of pay after they have reached the federal compensation limit to continue to receive a company match.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees in the form of defined contribution plans. Company contributions are primarily determined as a percentage of employees’ eligible compensation. Expenses related to these plans for the years ended December 31, 2007, 2006, and 2005 were $4.8 million, $3.9 million and $3.1 million, respectively.

In addition, the Company also maintains an unfunded defined benefit pension plan for its German employees, which was closed to new entrants in 2002. The pension liability recorded related to this plan was $2.9 million, $3.2 million, and $2.6 million based on the discount rate of 5.60%, 4.25%, and 4.15% at December 31, 2007, 2006, and 2005, respectively. The pension liability recorded as of December 31, 2007 represents the unfunded status of this plan, and the entire balance was recognized in the statement of financial position as a non-current liability. Expense related to this plan for the years ended December 31, 2007, 2006 and 2005 was approximately $0.4 million, $0.3 million and $0.6 million, respectively. These amounts are not included in the tables above. The incremental effect of implementing SFAS No. 158 for this plan was immaterial. As of December 31, 2007, the Company has included in AOCI net actuarial gains of $1.0 million ($0.6 million, net of tax) that have yet to be recognized as a reduction to net periodic pension expense. The Company expects its 2008 amortization of the net actuarial gains to be immaterial.

Note 12 Stock-Based Compensation Plans

Presented below is a summary of the stock compensation cost and associated tax benefit in the accompanying Consolidated Statements of Operations:

	2007	2006	2005
Stock compensation cost	$90.2	$77.1	$54.8
Tax benefit	$34.0	$29.7	$21.4

The restructuring charge, as described in Note 10, includes $4.3 million relating to a stock award modification for three employees which is not included in the stock compensation cost for 2007 shown in the table above. The nature of the modification was to accelerate the vesting of certain awards for the affected employees as if they were retirement eligible at the date of their termination.

In 2006, the incremental compensation expense due to the implementation of SFAS No. 123R caused operating income and income before provision for income taxes to decrease by $5.8 million, net income to decrease by $3.5 million and had a $0.02 and $0.01 impact on basic and diluted earnings per share, respectively. In addition, prior to the implementation of SFAS No. 123R, excess tax benefits relating to stock-based compensation was presented in the consolidated statements of cash flows as an operating cash flow, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). SFAS No. 123R supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows”, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the consolidated statements of cash flows as a financing cash flow. As a result of this change in presentation, excess tax benefits from stock-based compensation were recorded as cash flows from financing activities rather than a cash flow from operating activities for the years ended December 31, 2007 and 2006.

Additionally, the expense for the year ended December 31, 2005 includes approximately $9.1 million relating to the accelerated expensing of equity grants for employees who were at or near retirement eligibility as defined in the related Company stock plans. The 2005 expense is less than that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123 rather than being applied prospectively as of January 1, 2003. Had the Company determined stock-based compensation expense using the fair value method provisions of SFAS No. 123 since its original effective date, Moody’s net income and earnings per share for 2005 would have been reduced to the pro forma amounts shown in the table below. The pro forma amounts for the year ended December 31, 2005 include the effect of the $9.1 million pre-tax charge discussed above.

2005
Net income:
As reported	$560.8
Add: Stock-based compensation expense included in reported net income, net of tax	33.3
Deduct: Stock-based compensation expense determined under the fair value method, net of tax	(38.6)

Pro forma net income	$555.5

Basic earnings per share:
As reported	$1.88
Pro forma	$1.87
Diluted earnings per share:
As reported	$1.84
Pro forma	$1.82

The fair value of each employee stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on an assessment of implied volatility from traded options as well as historical volatility. The risk-free interest rate is based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity. The following weighted average assumptions were used for options granted during 2007, 2006 and 2005:

	2007	2006	2005
Expected dividend yield	0.44%	0.44%	0.52%
Expected stock volatility	23%	23%	23%
Risk-free interest rate	4.78%	4.59%	4.07%
Expected holding period	5.7 yrs	6.0 yrs	6.0 yrs
Grant date fair value	$22.65	$19.97	$12.62

Prior to the 2000 Distribution, certain employees of Moody’s received grants of Old D&B stock options under Old D&B’s 1998 Key Employees’ Stock Incentive Plan (the “1998 Plan”). At the Distribution Date, all unexercised Old D&B stock options held by Moody’s employees were converted into separately exercisable options to acquire Moody’s common stock and separately exercisable options to acquire New D&B common stock, such that each option had the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price, and the same vesting provisions, option periods and other terms and conditions applicable prior to the 2000 Distribution. Old D&B stock options held by employees and retirees of Old D&B were converted in the same manner. Immediately after the 2000 Distribution, the 1998 Plan was amended and implemented by the Company.

Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (the “2001 Plan”), which is shareholder approved, permits the granting of up to 28.6 million shares, of which not more than 8.0 million shares are available for grants of awards other than stock options. The 2001 Plan was amended and approved at the annual shareholders meeting on April 24, 2007, increasing the number of shares reserved for issuance by 3.0 million which are included in the aforementioned amounts. Both the 1998 Plan and the 2001 Plan (the “Stock Plans”) provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board of Directors at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The Stock Plans also provide for the granting of restricted stock.

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

A summary of option activity as of December 31, 2007 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2006	20.1	$30.48
Granted	2.9	72.51
Exercised	(3.4)	20.37
Forfeited or expired	(1.0)	57.20

Outstanding, December 31, 2007	18.6	$37.43	5.7 yrs	$149.2

Vested and expected to vest, December 31, 2007	18.0	$36.56	5.6 yrs	$149.1

Exercisable, December 31, 2007	11.8	$25.42	4.5 yrs	$146.8

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2007 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2007. This amount varies based on the fair value of Moody’s stock. As of December 31, 2007, there was $76.4 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,
	2007	2006	2005
Proceeds from stock option exercises	$69.3	$105.0	$86.2
Aggregate intrinsic value	$139.4	$269.6	$179.1
Tax benefit realized upon exercise	$53.9	$108.0	$72.1

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2007 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2006	1.7	$52.12
Granted	0.9	72.52
Vested	(0.7)	49.36
Forfeited	(0.2)	63.66

Balance, December 31, 2007	1.7	$63.20

As of December 31, 2007, there was $59.9 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,
	2007	2006	2005
Fair value of vested shares	$43.2	$27.8	$9.8
Tax benefit realized upon vesting	$16.6	$10.9	$3.9

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans. The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program as discussed in Note 15.

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

Note 13 Income Taxes

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	277.0	$362.2	$234.6
State and local	89.8	105.0	89.8
Non-U.S	124.8	66.6	69.7

Total	491.6	533.8	394.1

Deferred:
Federal	(64.9)	(20.1)	(15.0)
State and local	(10.7)	(5.8)	(5.4)
Non-U.S	(0.8)	(1.3)	0.2

Total	(76.4)	(27.2)	(20.2)

Total	$415.2	$506.6	$373.9

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	4.6	5.1	5.9
U.S. (benefit)/taxes on foreign income	(0.1)	(0.5)	0.3
Legacy tax items	(2.4)	0.1	(0.3)
Jobs Act repatriation benefit	—	—	(0.4)
Other	0.1	0.5	(0.5)

Effective tax rate	37.2%	40.2%	40.0%

The Company paid income taxes of $408.7 million, $408.8 million, and $355.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.

The source of income from continuing operations before income taxes is as follows:

	2007	2006	2005
United States	$814.7	$1,026.0	$726.1
International	302.0	234.5	208.6

Income from continuing operations before income taxes	$1,116.7	$1,260.5	$934.7

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Current:
Accounts receivable allowances	$4.9	$5.2
Accrued compensation and benefits	4.6	5.5
Deferred Revenue	21.1	2.0
Restructuring	19.7	—
Other	0.6	0.6

Total	50.9	13.3

Non-current:
Accumulated depreciation and amortization	—	8.8
Stock-based compensation	62.3	46.6
Benefit plans	35.5	33.6
State taxes	2.8	2.0
Deferred rent and construction allowance	23.1	—
Amounts related to uncertain tax positions	37.8	—
Other	3.4	6.4

Total	164.9	97.4

Total deferred tax assets	215.8	110.7

Deferred tax liabilities:
Current:
Prepaid expenses	(0.3)	(0.2)

Total	(0.3)	(0.2)

Non-current:
Accumulated depreciation and amortization	(3.1)	—
Benefit plans	(20.6)	(21.5)
Intangible assets and capitalized software	(11.7)	(10.7)
Other	(0.7)	—

Total	(36.1)	(32.2)

Total deferred tax liabilities	(36.4)	(32.4)

Net deferred tax assets	$179.4	$78.3

Current deferred tax assets, net of current deferred tax liabilities, as well as prepaid taxes of $52.0 million and $3.5 million for December 31, 2007 and 2006, respectively are included in other current assets in the consolidated balance sheets. Non-current tax receivables of $31.9 million and $39.8 million for December 31, 2007 and 2006, respectively are included in other assets. During 2006, Moody’s deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential legacy tax deficiencies known as “Amortization Expense Deductions”, as further discussed in Note 17. The net effects of non-current deferred tax assets and non-current deferred tax liabilities are included in other assets at December 31, 2007 and 2006. No valuation allowances were established against any other deferred tax assets for December 31, 2007 and 2006, as management has determined, based on the Company’s history of prior and current levels of operating earnings, that none should be provided.

Undistributed earnings of non-U.S. subsidiaries aggregated approximately $312 million and $205 million for December 31, 2007 and 2006, respectively. Management’s intention is that earnings from subsidiaries in France, Germany, Spain, Italy, Canada and Japan and a portion of earnings from subsidiaries in the United Kingdom will be remitted to the U.S. on a regular basis. As such, incremental deferred U.S. taxes related to anticipated distributions have been provided in the consolidated financial statements. Deferred tax liabilities have not been recognized for approximately $150 million of undistributed foreign earnings that management intends to permanently reinvest outside the U.S. If all such undistributed earnings were remitted to the U.S., the amount of incremental U.S. federal and foreign income taxes payable, net of foreign tax credits, would be approximately $15 million.

On January 1, 2007, the Company implemented the provisions of FIN No. 48, resulting in a reduction to retained earnings of $43.3 million. This reduction is comprised of a $32.9 million increase in the liability for unrecognized tax benefits (“UTBs”) and accrued interest of $17.3 million ($10.4 million, net of tax). As of the date of implementation and after the impact of recognizing the increase in the liability noted above, the Company’s UTBs totaled $122.7 million of which $97.5 million represented the amount that, if recognized, would impact the effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of UTBs is as follows:

Balance as of January 1, 2007	$122.7
Additions for tax positions related to the current year	41.5
Additions for tax positions of prior years	27.7
Reductions for tax positions of prior years	(4.0)
Lapse of statute of limitations	(31.8)

Balance as of December 31, 2007	$156.1

As of December 31, 2007, the Company had $156.1 million of UTBs of which $118.3 million represents the amount that, if recognized, would impact the effective income tax rate in future periods.

The Company classifies interest related to UTBs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. Prior to the implementation of FIN No. 48, interest expense and, if necessary, penalties associated with tax contingencies were recorded as part of the provision for income taxes. During 2007, the Company accrued interest of $21.5 million, related to uncertain tax positions. As of December 31, 2007 the amount of accrued interest recorded in the Company’s balance sheet related to uncertain tax positions was $41.5 million.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state and local and foreign jurisdictions. Moody’s federal income tax returns filed for the years 2004 through 2006 remain subject to examination by the IRS. New York City income tax returns for 2001 through 2004 are currently under examination and for 2005 through 2006 remain open to examination. New York State income tax returns are subject to examination for 2004 through 2006. Tax filings in the United Kingdom for 2001 and 2002 are currently under examination by the U.K. taxing authorities and for 2003 through 2006 remain open to examination.

For current ongoing audits related to open tax years, the Company estimates that it is reasonably possible that the balance of UTBs could decrease in the next twelve months as a result of the effective settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also reasonably possible that new issues might be raised by tax authorities which might necessitate increases to the balance of UTBs. As the Company is unable to predict the timing of conclusion of these audits, the Company is unable to estimate the amount of changes to the balance of UTBs that are reasonably possible at this time. However, the Company believes that it has adequately provided for all open tax years by tax jurisdiction under FIN No. 48.

Note 14 Indebtedness

The following table summarizes total indebtedness as of December 31:

	2007	2006
Notes payable:
Senior notes, due 2015, 4.98%	$300.0	$300.0
Senior notes, due 2017, 6.06%	300.0	—
Commercial paper, net of unamortized discount of $0.7 million	551.9	—

Total	1,151.9	300.0
Less: current portion	(551.9)	—

Total long-term debt	$600.0	$300.0

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

Commercial Paper

On October 3, 2007, the Company entered into a commercial paper program (the “Program”) on a private placement basis under which the Company may issue unsecured commercial paper notes (the “CP Notes”) up to a maximum amount outstanding at any time of $1.0 billion. Amounts available under the Program may be re-borrowed. The Program is supported by the Company’s 2007 Facility (see Credit Facilities section below), if at any time funds are not available on favorable terms under the Program. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes will be sold at a discount from par or, alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the London Interbank Offered Rate (“LIBOR”); (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement. The Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Credit Facilities

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility (the “2007 Facility”), expiring in September 2012, which replaces both the $500.0 million Interim Facility which was set to expire in February 2008 as well as the $500.0 million five-year revolving credit facility entered into on September 1, 2004 and scheduled to expire in September 2009. The 2007 Facility will serve, in part, to support the commercial paper program discussed above. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the facility amount depending on the Company’s ratio of total indebtedness to EBITDA (“Earnings Coverage Ratio”). The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also pays a utilization fee of 5 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility.

The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain an Earnings Coverage Ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. As of December 31, 2007, the Company had no borrowings outstanding under the 2007 Facility.

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

On September 1, 2004, Moody’s entered into a five-year senior, unsecured bank revolving credit facility (the “2004 Facility”) in an aggregate principal amount of $160.0 million that was scheduled to expire in September 2009. Interest on the borrowings under the 2004 Facility was payable at rates that are based on LIBOR plus a premium that can range from 17.0 to 47.5 basis points depending on the Company’s Earnings Coverage Ratio, as defined in the related agreement. The Company also paid quarterly facility fees, regardless of borrowing activity. The quarterly fees ranged from 8.0 to 15.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also paid a utilization fee of 12.5 basis points on borrowings outstanding when the aggregate amount outstanding exceeded 50% of the total facility. In October 2006, Moody’s amended the 2004 Facility by increasing the limit on sale proceeds resulting from a sale-leaseback transaction of its former corporate headquarters building from $150.0 million to $250.0 million. Additionally, the restriction on liens to secure indebtedness related to the building sale was also increased from $150.0 million to $250.0 million. The Company also increased the expansion feature of the 2004 Facility from $80.0 million to $340.0 million, subject to obtaining commitments for the incremental capacity at the time of draw down from the existing lenders. In April 2007, after receipt of all necessary approvals relating to the execution of the expansion feature, borrowing capacity under the 2004 Facility was increased to $500.0 million. On September 28, 2007, the closing date of the 2007 Facility, the Company terminated the 2004 Facility and repaid the $400.0 million outstanding balance.

At December 31, 2007, the Company was in compliance with all covenants contained within the note agreements and the 2007 Facility described above.

Interest (expense) income, net

Interest (expense) income, net consists of:

	December 31,
	2007	2006	2005
Income	$19.3	$18.2	$26.0
Expense on borrowings	(40.7)	(15.2)	(21.0)
Expense on FIN No. 48 tax liabilities	(21.5)	—	—
Reversal of interest (a)	17.5	—	—
Capitalized	1.1	—	—

Total	$(24.3)	$3.0	$5.0

(a)	Represents a reversal of accrued interest related to the favorable resolution of a legacy tax matter, as further discussed in Note 17.

Interest paid on all borrowings was $32.5 million, $14.9 million and $22.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 15 Capital Stock

Authorized Capital Stock

The total number of shares of all classes of stock that the Company has authority to issue under its Restated Certificate of Incorporation is 1.02 billion shares with a par value of $0.01, of which 1.0 billion are shares of common stock, 10.0 million are shares of preferred stock and 10.0 million are shares of series common stock. The preferred stock and series common stock can be issued with varying terms, as determined by the Board of Directors.

In February 2005, Moody’s Board of Directors declared a two-for-one stock split to be effected as a special stock distribution of one share of common stock for each share of the Company’s common stock outstanding, subject to stockholder approval of a charter amendment to increase the Company’s authorized common shares from 400.0 million shares to 1.0 billion shares. At the Company’s Annual Meeting on April 26, 2005, Moody’s stockholders approved the charter amendment. As a result, stockholders of record as of the close of business on May 4, 2005 received one additional share of common stock for each share of the Company’s common stock held on that date. Such additional shares were distributed on May 18, 2005. All prior period share and per share information have been restated to reflect the stock split.

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

Share Repurchase Program

The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program of which Moody’s has approximately $24 million remaining at December 31, 2007. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program that the Company will begin utilizing upon completion of the 2006 authority. There is no established expiration date for either of these authorizations. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

During 2007, Moody’s repurchased 31.3 million shares of its common stock, at an aggregate cost of $1,738.3 million, and issued 4.3 million shares under employee stock-based compensation plans.

Dividends

During 2007, the Company paid a quarterly dividend of $0.08 per share in each of the quarters of Moody’s common stock, resulting in dividends paid of $0.32 during the year. During 2006, the Company paid a quarterly dividend of $0.07 per share in each of the quarters of Moody’s common stock, resulting in dividends paid per share of $0.28 during the year. During 2005, the Company paid a quarterly dividend of $0.0375 in the first quarter and $0.055 in each of the three subsequent quarters, per share of Moody’s common stock, resulting in dividends paid per share of $0.2025 during the year.

On December 18, 2007, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on March 10, 2008 to shareholders of record at the close of business on February 20, 2008. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board of Directors.

Note 16 Lease Commitments

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 20 years. Moody’s also leases certain computer and other equipment under operating and capital leases that expire over the next four years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent and amortization expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was $65.8 million, $27.9 million and $21.5 million, respectively. The Company has approximately $6.8 million of computer equipment subject to capital lease obligations. Accumulated amortization at December 31, 2007 includes $2.8 million related to capital lease obligations.

The approximate minimum rent for leases that have remaining or original noncancelable lease terms in excess of one year at December 31, 2007 is as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2008	$1.7	$72.6
2009	1.4	64.4
2010	1.3	49.3
2011	—	41.2
2012	—	39.0
Thereafter	—	537.4

Total minimum lease payments	$4.4	$803.9

Less: amount representing interest	(0.3)

Present value of net minimum lease payments under capital leases	$4.1

During the fourth quarter of 2006, the Company completed the sale of its former corporate headquarters building. As part of the sales agreement, the Company leased back the building until the relocation to its new global headquarters at 7 World Trade Center, New York, New York (“7 WTC”), was completed in the third quarter of 2007. The Company entered into an operating lease agreement for 7 WTC (the “Lease”) commencing on October 20, 2006 for 589,945 square feet of office space which serves as Moody’s new corporate headquarters. The Lease has an initial term of approximately 21 years with renewal options of 20 years. The total base rent of the lease is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7 WTC commencing on November 15, 2007. The additional base rent is approximately $106 million over a 20-year term.

Note 17 Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies based upon the latest information available.

Moody’s discloses material pending legal proceedings, other than routine litigation incidental to Moody’s business, material proceedings known to be contemplated by governmental authorities and other pending matters that it may determine to be appropriate. For matters, except those related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When sufficient uncertainties exist, related to the outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FIN No. 48, implemented as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained, based on its technical merits, as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities and is cooperating with those inquiries.

Based on its review of the latest information available, and subject to the contingencies described below, in the opinion of management, the ultimate liability of the Company in connection with pending legal and tax proceedings, claims and litigation is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of December 31, 2007, the Company continues to carry a liability of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $11 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions and 1997-2002 IRS Deficiency Notices (the “Notices”)

This legacy tax matter, which was affected by developments in June 2007 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $7 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment is anticipated to be $7.2 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives for further actions to recover these amounts. The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2000 and in companion Notices of Deficiency issued to New D&B for 2001 and 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in its second quarter. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes for the year ended December 31, 2007; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B, for the year ended December 31, 2007.

On the Distribution Date in 2000, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2002 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of December 31, 2007, Moody’s liability with respect to this matter totaled $52.8 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $56 million of these deposits ($24.4 million for New D&B and $31.6 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices and in companion Statutory Notices of Deficiency issued to New D&B for 2001 and 2002. As noted above, in November 2007 the IRS used $7.9 million of Moody’s portion of the deposit to satisfy an assessment and related interest. Additionally, in January 2008 the IRS paid Moody’s $8.5 million in connection with this matter.

At December 31, 2007, Moody’s has recorded liabilities for Legacy Tax Matters totaling $56.7 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

Note 18 Segment Information

Moody’s operates in two reportable segments: Moody’s Investors Service and MKMV. The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Moody’s Investors Service consists of (i) four rating groups — structured finance, corporate finance, financial institutions and sovereign risk, and public finance — that generate revenue principally from the assignment of credit ratings on issuers and issues of fixed-income obligations in the debt markets, and (ii) research, which primarily generates revenue from the sale of investor-oriented credit information and research, principally produced by the rating groups and economic commentary. Public finance represents U.S. public finance. Given the dominance of Moody’s Investors Service to Moody’s overall results, the Company does not separately measure or report corporate expenses, nor are such expenses allocated between the Company’s business segments. Accordingly, all corporate expenses are included in operating income of the Moody’s Investors Service segment and none have been allocated to the MKMV segment.

The MKMV business develops and distributes quantitative credit risk assessment products and services, including credit processing software and analytical tools for credit portfolio management. Assets used solely by MKMV are separately disclosed within that segment. All other Company assets, including corporate assets, are reported as part of Moody’s Investors Service. Revenue by geographic area is generally based on the location of the customer. Inter-segment sales are insignificant and no single customer accounted for 10% or more of total revenue.

Below is financial information by segment, Moody’s Investors Service revenue by business unit and consolidated revenue and long-lived asset information by geographic area, for the years ended and as of December 31, 2007, 2006 and 2005. Certain prior year amounts have been reclassified to conform to the current presentation.

Financial Information by Segment:

	Year Ended December 31, 2007
	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$2,104.2	$154.8	$2,259.0
Operating expenses	922.1	113.0	1,035.1
Restructuring charge	45.6	4.4	50.0
Depreciation and amortization	31.1	11.8	42.9

Operating income	$1,105.4	$25.6	$1,131.0

Total assets at December 31	$1,474.0	$240.6	$1,714.6

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Moody’s Investors Service	Moody’s KMV	Consolidated	Moody’s Investors Service	Moody’s KMV	Consolidated
Revenue	$1,894.3	$142.8	$2,037.1	$1,600.3	$131.3	$1,731.6
Operating expenses	789.1	109.6	898.7	645.4	111.4	756.8
Gain on sale of building	(160.6)	—	(160.6)	—	—	—
Depreciation and amortization	22.9	16.6	39.5	18.6	16.6	35.2

Operating income	$1,242.9	$16.6	$1,259.5	$936.3	$3.3	$939.6

Total assets at December 31	$1,255.8	$241.9	$1,497.7	$1,204.5	$252.7	$1,457.2

Moody’s Investors Service Revenue by Business Unit

	Year Ended December 31,
	2007	2006	2005
Ratings revenue:
Structured finance	$890.6	$880.6	$699.3
Corporate finance	465.4	380.1	313.8
Financial institutions and sovereign risk	303.1	266.8	254.6
Public finance	120.8	112.3	117.3

Total ratings revenue	1,779.9	1,639.8	1,385.0
Research revenue	324.3	254.5	215.3

Total Moody’s Investors Service	$2,104.2	$1,894.3	$1,600.3

Revenue and Long-lived Asset Information by Geographic Area

	2007	2006	2005
Revenue:
United States	$1,361.8	$1,277.8	$1,085.4
International:
Europe	659.3	543.9	456.0
Other	237.9	215.4	190.2

Total International	897.2	759.3	646.2

Total	$2,259.0	$2,037.1	$1,731.6

Long-lived assets:
United States	$414.6	$283.6	$267.3
International	37.1	22.0	18.9

Total	$451.7	$305.6	$286.2

Beginning in January 2008, Moody’s segments were changed to reflect the implementation of the business reorganization announced in August 2007. As a result of the reorganization, the rating agency remains in the Moody’s Investors Service operating company and several ratings business lines have been realigned. All of Moody’s other commercial activities, including MKMV and sales credit research produced by Moody’s Investors Service and the production and sales of other credit related products and services, are now combined under a new operating company known as Moody’s Analytics.

The aforementioned reorganization will result in the Company operating in two new reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, beginning in January 2008 as further discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Note 19 Valuation and Qualifying Accounts

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized. Below is a summary of activity for each of the three years ended December 31, 2007, 2006 and 2005, respectively:

	Balance at Beginning of the Year	Additions Charged to Revenue	Write-offs and Adjustments	Balance at End of the Year
2007	$(14.5)	$(39.3)	37.6	$(16.2)
2006	$(12.7)	$(34.9)	33.1	$(14.5)
2005	$(14.6)	$(24.4)	26.3	$(12.7)

Note 20 Related Party Transactions

Moody’s Corporation made grants of $6.0 million to The Moody’s Foundation (the “Foundation”) in both 2006 and 2005. No grants were made during the year ended December 31, 2007. The Foundation carries out philanthropic activities on behalf of Moody’s Corporation primarily in the areas of education and health and human services. Certain members of senior management of Moody’s Corporation are on the Board of Directors of the Foundation.

Note 21 Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Revenue	$583.0	$646.1	$525.0	$504.9
Operating income	304.7	363.7	250.5	212.1
Net income	175.4	261.9	136.9	127.3
Basic earnings per share	$0.63	$0.97	$0.52	$0.50
Diluted earnings per share	$0.62	$0.95	$0.51	$0.49

2006
Revenue	$440.2	$511.4	$495.5	$590.0
Operating income	238.3	289.1	268.8	463.3
Net income	146.2	172.1	157.0	278.6
Basic earnings per share	$0.50	$0.60	$0.56	$1.00
Diluted earnings per share	$0.49	$0.59	$0.55	$0.97

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

The quarterly financial data for the three months ended June 30, 2007 includes a $52.3 million benefit to net income related to the resolution of a legacy tax matter, a $47.8 million pre-tax restructuring charge for the three months ended December 31, 2007 and a $160.6 million pre-tax gain on building sale for the three months ended December 31, 2006.

Note 22 Subsequent Event

On February 6, 2008 the Company entered into a 17.5 year operating lease agreement to occupy 165,000 square feet on six floors of an office tower in the Canary Wharf section of London, England. Base rent payments will begin in March 2011 and the total estimated base rent payments over the life of the lease are approximately 134 million British pounds, or $267 million based on the exchange rate in effect at January 31, 2008. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The Company will also incur costs to build out the floors to its specifications.

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

Not applicable.

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 22, 2008, and is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2007, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

Audit Fees

The aggregate fees for professional services rendered for the integrated audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006, for the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and for statutory audits of non-U.S. subsidiaries were approximately $2.6 million in 2007 (including $0.2 million accrued but not billed) and $2.1 million in 2006 (including $0.3 million accrued but not billed). All such fees were attributable to PricewaterhouseCoopers LLP.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company by PricewaterhouseCoopers LLP were approximately $0.1 million for each of the years ended December 31, 2007 and 2006. Such services included employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees

The aggregate fees for professional services rendered for tax services, principally related to tax consulting and compliance matters, rendered to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2007 and 2006 were $0 and approximately $5,000, respectively.

All Other Fees

The aggregate fees billed for all other services rendered, principally related to accounting research software, to the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2007 and 2006 were approximately $6,000 and $4,000, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of documents filed as part of this report.

(1)	Financial Statements.

See Index to Financial Statements, Item 8 of this Form 10-K.

(2)	Financial Statement Schedules.

None.

(3)	Exhibits.

See Index to Exhibits on pages 83-88 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

		By:	/s/ RAYMOND W. MCDANIEL, JR.
Raymond W. McDaniel, Jr.
Chairman and Chief Executive Officer
Date:	February 28, 2008

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

/s/ CONNIE MACK
Connie Mack, Director

Date: February 28, 2008

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

.2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008).

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

.3      Note Purchase Agreement, dated September 30, 2005, by and among Moody’s Corporation and the Note Purchasers party thereto, including the form of the 4.98% Series 2005-1 Senior Unsecured Note due 2015 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 5, 2005).

.4      Note Purchase Agreement, dated September 7, 2007, by and among Moody’s Corporation and the Note Purchasers party thereto, including the form of the Series 2007-1 Note (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K of the Registrant file number 1-14037, filed September 13, 2007).

S-K EXHIBIT NUMBER

.5      Five-Year Credit Agreement dated as of September 28, 2007, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Hereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2007).

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

.5†   Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

.6†   The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

.7†   1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit to Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000).

.7†   1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

.10† 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.11 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 22, 2002).

.11† 1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

.12† Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15, 2001).

.13    Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

.14†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 26, 2007).

.15	Form of separation agreement and general release used by the Company in connection with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 20, 2007).

.16	Commercial Paper Dealer Agreement between Moody’s Corporation and Goldman, Sachs & Co., dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007).

.17	Commercial Paper Dealer Agreement between Moody’s Corporation and Morgan Stanley & Co. Incorporated, dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007).

.18	Commercial Paper Dealer Agreement between Moody’s Corporation and Citigroup Global Markets Inc., dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007).

.19	Issuing and Paying Agency Agreement dated as of September 28, 2007, between Moody’s Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Report on Form 10-Q of the Registrant file number 1-14037, filed November 2, 2007).

.20	Form of Assumption Agreement among Moody’s Corporation, JP Morgan Chase Bank as Administrative Agent, and each lender signatory thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant file number 1-14037, filed May 3, 2007). **

.21†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to the definitive proxy statement on Schedule 14A of the Registrant, file number 1-14037, filed March 21, 2007).

.22	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

.23	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998).

.24	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

.25	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

.26	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997).

.27	Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002).

.28	Note Purchase Agreement, dated as of October 3, 2000, among the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

.29	Form of 7.61% Senior Notes due 2005 (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003).

.30†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

.31†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

.32†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

.33†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004).

.34†	Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 2, 2006).

	.35	Agreement of Lease, dated as of September 7, 2006, between the Registrant and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 2, 2006).

	.36	Purchase and Sale Agreement, dated as of November 20, 2006, between Moody’s Holdings, Inc. and 99 Church Investors LLC (incorporated by reference to Exhibit 99.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 22, 2006).

	.37	Moody’s Corporation 1999 Employee Stock Purchase Plan (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan).

	.38†*	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008

	.39†*	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008.

	.40†*	Moody’s Corporation Retirement Account, amended and restated as of January 1, 2008

	.41†*	Profit Participation Plan of Moody’s Corporation, amended and restated as of January 1, 2007.

	.42	Agreement of Lease between Moody’s Investors Service Limited and CWCB Properties (DS7) Limited, dated February 6, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008).

	.43	Storage Agreement for Lease between Moody’s Investors Service Limited and Canary Wharf (Car Parks) Limited (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008).

	.44*	Separation Agreement and general release between the Company and Jeanne Dering, dated February 20, 2008.

21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of January 31, 2008.

23*	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith
**	As permitted under the Company’s Credit Agreement dated as of September 1, 2004, the Company increased the aggregate amount of the Facility’s commitment from $160 million to $500 million by entering into assumption agreements with the several lenders. In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one such assumption agreement as the other agreements are substantially identical in all material respects except as to the parties thereto, the dates of execution and the amount of the assumed commitment of each respective lender, all of which are detailed in the Schedule to Exhibit 10.1.
†	Management contract or compensatory plan or arrangement