Form 10-Q
period 2008-03-31
MOODYS CORP /DE/
filed 2008-05-08
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(212) 553-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2008
Common Stock, par value $0.01 per share	244.7 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation - a former affiliate of Old D&B

Analytics	Moody’s Analytics - reportable segment of MCO formed in January 2008 which combines MKMV, the sales of MIS research and other MCO non-rating commercial activities

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, to be occupied by the Company in the second half of 2009.

CESR	Committee of European Securities Regulators

Cognizant	Cognizant Corporation - a former affiliate of Old D&B

Commission	European Commission

Common Stock	the Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CREF	Commercial real estate finance

D&B Business	Old D&B’s Dun & Bradstreet operating company

Distribution Date	September 30, 2000; the date which old D&B separated into two publicly traded companies—Moody’s Corporation and New D&B

Earnings Coverage Ratio	Ratio of total debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation, amortization and extraordinary gains or losses

ECAIs	External Credit Assessment Institutions

EU	European Union

EUR	euros

Europe	Represents countries within Europe, the Middle East and Africa

Evaluation Date	Dates as of the end of this report regarding evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures

Excess tax benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIN No. 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

FSF	Financial Stability Forum

FSP FAS 157-2	FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-7	Group of 7 Finance Minister and Central Bank Authorities

IMS Health	A spin-off of Cognizant

IRS	Internal Revenue Service

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies issued by IOSCO

Legacy Contingencies	Exposures to certain potential liabilities assumed in connection with the 2000 Distribution

Legacy Tax Matter(s)	Tax matters relating to Legacy Contingencies

LIBOR	London Interbank Offered Rate

MA	Moody’s Analytics - a reportable segment of MCO formed in January 2008 which combines MKMV, the sales of MIS research and other MCO non-rating commercial activities

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes and Series 2007-1 Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MIS	Moody’s Investors Service – a reportable segment of MCO

MIS Code	Moody’s Investors Service Code of Professional Conduct

MKMV	Moody’s KMV – a reportable segment of MCO prior to January 2008

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

New D&B	The New D&B Corporation - which comprises the D&B business

NMR	Nielsen Media Research, Inc.; A spin-off of Cognizant

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organizations

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Plan	The Company’s 2007 restructuring plan

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PWG	President’s Working Group on Financial Markets

TERM	DEFINITION
R&I	Rating and Investment Information, Inc - Credit Rating Business

Reform Act	Credit Rating Agency Reform Act of 2006

RMBS	Residential mortgage-backed security

SEC	Securities and Exchange Commission

Series 2005-1 Notes	$300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	$300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFAS	Statement of Financial Accounting Standards

SFAS No. 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS No. 88	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits”

SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS No. 112	SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”

SFAS No. 123	SFAS No. 123 “Accounting for Stock-Based Compensation”

SFAS No. 123R	SFAS No. 123R, “Share-Based Payment” (Revised 2004)

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS No. 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS No. 157	SFAS No. 157, “Fair Value Measurements”

SFAS No. 159	“The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”

SFAS No. 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”

Total Debt	As defined in the various debt agreements but generally includes outstanding bonds, debentures, notes or similar instruments and capital lease obligations.

UTBs	Unrecognized Tax Benefits

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	$1 billion revolving credit facility entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

7WTC	7 World Trade Center - Corporate headquarters

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$430.7	$583.0

Expenses
Operating, selling, general and administrative	219.6	268.0
Restructuring	(0.7)	—
Depreciation and amortization	12.5	10.3

Total expenses	231.4	278.3

Operating income	199.3	304.7

Interest (expense) income, net	(11.5)	(2.1)
Other non-operating income (expense), net	8.4	(1.2)

Income before provision for income taxes	196.2	301.4
Provision for income taxes	75.5	126.0

Net income	$120.7	$175.4

Earnings per share
Basic	$0.49	$0.63

Diluted	$0.48	$0.62

Weighted average shares outstanding
Basic	247.4	277.7

Diluted	251.0	284.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$339.7	$426.3
Short-term investments	9.9	14.7
Accounts receivable, net of allowances of $16.2 in 2008 and 2007	405.4	443.6
Deferred tax assets, net	28.9	13.1
Other current assets	68.6	91.4

Total current assets	852.5	989.1
Property and equipment, net of accumulated depreciation of $130.7 in 2008 and $120.9 in 2007	230.2	214.6
Goodwill	206.0	179.9
Intangible assets, net	68.1	56.9
Deferred tax assets, net	145.7	166.3
Other assets	84.3	107.8

Total assets	$1,586.8	$1,714.6

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Commercial paper	$598.7	$551.9
Deferred revenue	463.0	426.0
Accounts payable and accrued liabilities	256.5	371.3

Total current liabilities	1,318.2	1,349.2
Non-current portion of deferred revenue	124.2	121.1
Notes payable	600.0	600.0
Unrecognized tax benefits	165.8	156.1
Other liabilities	281.6	271.8

Total liabilities	2,489.8	2,498.2

Contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2008 and December 31, 2007	3.4	3.4
Capital surplus	364.8	387.9
Retained earnings	2,782.2	2,661.1
Treasury stock, at cost; 98,169,382 and 91,495,426 shares of common stock at March 31, 2008 and December 31, 2007, respectively	(4,081.2)	(3,851.6)
Accumulated other comprehensive income	27.8	15.6

Total shareholders’ deficit	(903.0)	(783.6)

Total liabilities and shareholders’ deficit	$1,586.8	$1,714.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$120.7	$175.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	12.5	10.3
Stock-based compensation expense	11.2	21.2
Excess tax benefits from stock-based compensation plans	(1.7)	(29.7)
Changes in assets and liabilities:
Accounts receivable	42.1	(23.9)
Other current assets	6.6	(4.6)
Other assets	31.3	0.3
Accounts payable and accrued liabilities	(79.0)	(37.3)
Restructuring liability	(11.7)	—
Deferred revenue	36.3	54.0
Other liabilities	16.6	19.6

Net cash provided by operating activities	184.9	185.3

Cash flows from investing activities
Capital additions	(19.1)	(33.1)
Purchases of short-term investments	—	(172.4)
Sales and maturities of short-term investments	4.0	237.3
Cash paid for acquisitions, net of cash acquired	(38.5)	(3.4)
Insurance recovery	0.9	—

Net cash (used in) provided by investing activities	(52.7)	28.4

Cash flows from financing activities
Borrowings under revolving credit facilities	—	80.0
Issuance of commercial paper	4,988.9	—
Repayment of commercial paper	(4,942.7)	—
Net proceeds from stock plans	3.7	21.5
Cost of treasury shares repurchased	(264.5)	(442.6)
Excess tax benefits from stock-based compensation plans	1.7	29.7
Payment of dividends	(24.7)	(22.3)
Payments under capital lease obligations	(0.5)	(0.4)

Net cash used in financing activities	(238.1)	(334.1)
Effect of exchange rate changes on cash and cash equivalents	19.3	1.8

Decrease in cash and cash equivalents	(86.6)	(118.6)
Cash and cash equivalents, beginning of the period	426.3	408.1

Cash and cash equivalents, end of the period	$339.7	$289.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software, and credit portfolio management solutions and (iii) beginning in January 2008, fixed income pricing data and valuation models. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the business reorganization announced in August 2007. As a result of the reorganization, the rating agency remains in the MIS operating company and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities, including MKMV and sales of MIS research, are now combined under a new operating company known as MA. Moody’s now reports in two new reportable segments: MIS and MA. MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenues are derived from the originators and issuers of such transactions who use Moody’s ratings to support the distribution of their debt issues to investors. The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing and valuation services, and specialized consulting services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

The Company operated as part of Old D&B until September 30, 2000, when Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B. At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company. The remaining business of Old D&B consisted solely of the business of providing ratings and related research and credit risk management services and was renamed Moody’s Corporation. For purposes of governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution and to provide for an orderly transition, the Company and New D&B entered into various agreements including a distribution agreement, tax allocation agreement, employee benefits agreement, shared transaction services agreement, insurance and risk management services agreement, data services agreement and transition services agreement.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2007 annual report on Form 10-K filed with the SEC on February 28, 2008. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock compensation cost and associated tax benefit included in the accompanying condensed consolidated statements of operations for the three months ended March 31:

	2008	2007
Stock compensation cost	$11.2	$21.2
Tax benefit	$4.1	$8.2

During the first quarter of 2008, the Company granted 3.1 million employee stock options, which had a weighted average grant date fair value of $9.79 per share. The Company also granted 0.6 million shares of restricted stock in the first quarter of 2008, which had a weighted average grant date fair value of $38.07 per share.

As of March 31, 2008, there was $83.3 million and $63.3 million of total unrecognized compensation expense related to options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.3 years.

The following tables summarize information relating to stock option exercises and the vesting of restricted stock awards for the three months ended March 31:

Stock option exercises:

	2008	2007
Proceeds from stock option exercises	$7.5	$33.7
Aggregate intrinsic value	$5.3	$71.9
Tax benefit realized upon exercise	$2.1	$28.2

Restricted stock vests:

	2008	2007
Fair value of vested shares	$22.5	$41.5
Tax benefit realized upon vesting	$8.5	$16.3

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 38.5% and 41.8% for the three month periods ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate as compared to prior year was primarily due to a larger portion of consolidated taxable income being generated from international sources, which is taxed at a rate lower than the U.S. statutory rate.

Moody’s implemented the provisions of FIN No. 48 on January 1, 2007, resulting in a reduction to retained earnings of $43.3 million. The Company classifies interest related to FIN No. 48 tax liabilities in interest expense in its condensed consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the first quarter of 2008, the Company increased its UTBs by $9.7 million ($7.1 million net of tax), primarily relating to domestic tax issues.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state and local and foreign jurisdictions. Tax filings in New York City for the years 2001 through 2004 and in the U.K. for the years 2001 and 2002 are under examination.

For current ongoing audits related to open tax years, the Company estimates that it is possible that the balance of UTBs could decrease in the next twelve months as a result of the effective settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which might necessitate increases to the balance of UTBs. As the Company is unable to predict the timing of conclusion of these audits, the Company is unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure for all open tax years by tax jurisdiction in accordance with the provisions of FIN No. 48. Additionally, the Company may seek tax rulings on certain tax positions which, if granted, could decrease the balance of UTBs over the next twelve months, however, due to the uncertainty involved with this process, the Company is unable to estimate the amount of changes to the balance of UTBs at this time.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding for the three months ended March 31:

	2008	2007
Basic	247.4	277.7
Dilutive effect of shares issuable under stock-based compensation plans	3.6	7.2

Diluted	251.0	284.9

Antidilutive options to purchase common shares and restricted stock excluded from the table above	11.3	5.6

The calculation of diluted earnings per share requires certain assumptions regarding the use of proceeds that would be received upon the exercise of stock options. Such proceeds include the excess tax benefit that would be received upon exercise of options outstanding as of March 31, 2008 and 2007, which are based on deferred tax assets assumed to be calculated under the provisions of SFAS No. 123R.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to 9 months and one month to ten months as of March 31, 2008 and December 31, 2007, respectively. Interest and dividends are recorded into income when earned.

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In December 2007, the Company commenced a hedging program to protect against foreign currency exposure from forecasted billings and related revenue denominated in the euro and the British pound. Foreign currency derivative options were entered into to hedge such exposures. These option contracts have maturities between one and fifteen months. As of March 31, 2008 all contracts were set to expire at various times through June 30, 2009. The following table summarizes the notional amounts of the Company’s outstanding options and the fair value of the asset recorded in the condensed consolidated balance sheets:

Currency Pair of Option Notional Amount	March 31, 2008	December 31, 2007
GBP/USD	£15.7 million	£7.9 million
EUR/USD	€23.0 million	€16.7 million
EUR/GBP	€48.7 million	€61.5 million
Fair value of derivative asset	$1.8 million	$2.3 million

The amount of unrecognized foreign exchange hedge losses recorded in other comprehensive loss as of March 31, 2008 was $1.9 million and was immaterial at December 31, 2007. The amount of the hedges’ ineffectiveness for the three months ended March 31, 2008 and 2007 recorded within revenue in the consolidated statements of operations were immaterial. Gains and losses reported in other comprehensive income are reclassified into earnings as the underlying transaction is recognized. As of March 31, 2008 the existing realized losses expected to be reclassified to earnings in the next twelve months amount to $ 0.2 million.

In May 2008, the Company entered into an interest rate swap with a notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 11. Changes in the fair value of the related derivative instrument will be included in accumulated other comprehensive income.

NOTE 7. ACQUISITIONS

BQuotes, Inc.

In January 2008, a subsidiary of the Company acquired BQuotes, Inc., a global provider of price discovery tools and end-of-day pricing services for a wide range of fixed income securities. The acquisition of BQuotes enhances MA’s product offering in the pricing and valuation of fixed income securities, augmenting MA’s efforts to deliver tools that facilitate price transparency in global fixed income markets, especially for complex structured securities and derivative instruments. The purchase price was not material and the near term impact to operations and cash flow is not expected to be material. There may be additional payments made to the seller in 2008 and 2009 which are contingent upon the performance of BQuotes and is not expected to be material.

Financial Projections Limited

In January 2008, a subsidiary of the Company acquired Financial Projections Ltd., a leading provider of in-house credit training services, with long-standing relationships among European banks. The purchase price was not material and the near term impact to operations and cash flow is not expected to be material.

Mergent Pricing and Evaluation Services, Inc.

In January 2008, a subsidiary of the Company acquired Mergent Pricing and Evaluation Services, Inc., a provider of corporate and municipal bond pricing information. Mergent will initially focus on developing and providing pricing services, for the corporate and municipal bond market and plans to expand this service to other asset classes. The purchase price was not material and the near term impact to operations and cash flow is not expected to be material.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2008			Year Ended December 31, 2007
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$11.4	$168.5	$179.9	$9.4	$166.7	$176.1
Additions	0.9	25.5	26.4	1.9	1.8	3.7
Foreign currency translation adjustments	(0.3)	—	(0.3)	0.1	—	0.1

Ending balance	$12.0	$194.0	$206.0	$11.4	$168.5	$179.9

Intangible assets and related amortization consisted of:

	March 31, 2008	December 31, 2007
Customer lists (11.2 year weighted average life)	$64.4	$62.7
Accumulated amortization	(33.6)	(31.8)

Net customer lists	30.8	30.9

Trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(5.0)	(4.4)

Net trade secret	20.5	21.1

Other (8.7 year weighted average life)	28.9	16.1
Accumulated amortization	(12.1)	(11.2)

Net other	16.8	4.9

Total intangible assets, net	$68.1	$56.9

Amortization expense for the three months ended March 31, 2008 and 2007 was $2.7 million and $2.5 million, respectively.

Estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2008 (after March 31)	$7.4
2009	9.3
2010	9.2
2011	8.8
2012	8.3
Thereafter	25.1

NOTE 9. RESTRUCTURING CHARGE

During the fourth quarter of 2007, the Company committed to a restructuring plan to reduce global head count by approximately 275 positions, or approximately 7.5% of the workforce, in response to the Company’s reorganization and a decline in current and anticipated issuance of rated debt securities in some market sectors. Included in the Plan is a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA, and (iii) an anticipated decline in new securities issuance in some market sectors. The Plan also calls for the termination of technology contracts as well as the outsourcing of certain technology functions anticipated to begin in the first half of 2008. The Plan is expected to be substantially completed by December 31, 2008.

The Company’s restructuring accounting comes under the scope of the following GAAP: SFAS No. 112 for severance relating to employee terminations, SFAS No. 88 for pension settlements and curtailments, and SFAS No. 146 for contract termination costs and other exit activities.

Restructuring amounts for the three months ended March 31, 2008 were $(0.7) million primarily due to adjustments of previous estimates for severance costs associated with the restructuring plan implemented in 2007. As of March 31, 2008, there was $29.5 million of accrued restructuring expenses which will be paid during 2008 and 2009, except for the unfunded pension liability for which payments will commence when the affected employees reach retirement age beginning in 2009 and will continue in accordance with plan provisions.

Changes to the restructuring liability during the quarter were as follows:

	Severance	Pension Settlements	Total Employee Termination Costs	Contract Termination Costs	Total Restructuring Liability
Balance January 1, 2008	$29.0	$8.1	$37.1	$4.1	$41.2
Cash payments	(11.0)	—	(11.0)	—	(11.0)
Costs incurred and adjustments	(0.7)	—	(0.7)	—	(0.7)

Balance at March 31, 2008	$17.3	$8.1	$25.4	$4.1	$29.5

Recorded in accounts payable and accrued liabilities as of March 31, 2008 is $21.4 million, comprised of severance and contract termination costs of $17.3 million and $4.1 million, respectively. Additionally, $8.1 million is recorded within other liabilities relating to an increase in pension liabilities resulting from special termination benefits.

NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains one funded and three unfunded noncontributory defined benefit pension plans that provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives. The Company also provides to retired U.S. employees certain healthcare benefits which are contributory with participants’ contributions adjusted annually, and life insurance benefits that are noncontributory.

Through 2007, substantially all U.S. employees were eligible to participate in the Company’s defined benefit pension plans. Effective January 1, 2008, the Company’s defined benefit pension plans were closed to new entrants and new hires will instead receive a retirement contribution in similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s defined benefit pension plans will continue to accrue benefits based on existing plan benefit formulas.

The components of net periodic expense related to the Post-Retirement Plans for the three months ended March 31 are as follows:

	Pension Plans		Other Post-Retirement Plans
	2008	2007	2008	2007
Components of net periodic expense
Service cost	$3.0	$2.9	$0.2	$0.2
Interest cost	2.4	2.0	0.2	0.1
Expected return on plan assets	(2.5)	(2.3)	—	—
Amortization of net actuarial loss from earlier periods	—	0.5	—	—
Amortization of prior service costs	0.1	0.1	—	—

Net periodic expense	$3.0	$3.2	$0.4	$0.3

NOTE 11. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2008	December 31, 2007
Notes payable:
Series 2005-1 Notes	$300.0	$300.0
Series 2007-1 Notes	300.0	300.0
Commercial paper, net of unamortized discount of $1.3 million at March 31, 2008 and $0.7 million at December 31, 2007	598.7	551.9

Total debt	1,198.7	1,159.9
Less: current portion	(598.7)	(551.9)

Total long-term debt	$600.0	$600.0

Notes Payable

On September 7, 2007, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its 6.06% Series 2007-1 Senior Unsecured Notes due 2017 pursuant to the 2007 Agreement. The Series 2007-1 Notes have a ten-year term and bear interest at an annual rate of 6.06%, payable semi-annually on March 7 and September 7 of each year. Under the terms of the 2007 Agreement, the Company may, from time to time within five years, in its sole discretion, issue additional series of senior notes in an aggregate principal amount of up to $500.0 million pursuant to one or more supplements to the 2007 Agreement. The Company may prepay the Series 2007-1 Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make Whole Amount. The 2007 Agreement contains covenants that limit the ability of the Company, and certain of its subsidiaries to, among other things: enter into transactions with affiliates, dispose of assets, incur or create liens, enter into any sale-leaseback transactions, or merge with any other corporation or convey, transfer or lease substantially all of its assets. The Company must also not permit its Earning Coverage Ratio to exceed 4.0 to 1.0 at the end of any fiscal quarter.

On September 30, 2005, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes pursuant to the 2005 Agreement. The Series 2005-1 Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Series 2005-1 Notes were used to refinance $300.0 million aggregate principal amount of the Company’s outstanding 7.61% senior notes which matured on September 30, 2005. In the event that Moody’s pays all, or part, of the Series 2005-1 Notes in advance of their maturity, such prepayment will be subject to a Make Whole Amount. The Series 2005-1 Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements.

Commercial Paper

On October 3, 2007, the Company entered into a commercial paper program on a private placement basis under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility (see Credit Facility section below). The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement. The weighted average interest rate on CP borrowings outstanding was 3.31% and 5.13% as of March 31, 2008 and December 31, 2007, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Credit Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the CP Program. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the facility amount depending on the Earnings Coverage Ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain an Earnings Coverage Ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. As of March 31, 2008 the Company had no amounts outstanding under the 2007 Facility.

At March 31, 2008, the Company was in compliance with all covenants contained within the 2005 Agreement, the 2007 Agreement, the CP Program and the 2007 Facility.

Interest (expense) income, net

The following table summarizes the components of interest (expense) income, net as presented in the condensed consolidated statements of operations for the three months ended March 31:

	2008	2007
Income	$7.0	$5.4
Expense on borrowings	(15.4)	(4.0)
FIN No. 48 and other tax related liabilities	(3.1)	(3.5)

Total	$(11.5)	$(2.1)

Term Loan

On May 7, 2008, Moody’s Corporation entered into a five-year, $150 million senior unsecured term loan with several lenders. Interest on borrowings under the 2008 Term Loan is payable quarterly at rates that are based on the LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Earnings Coverage Ratio. The outstanding borrowings shall amortize beginning in 2010 in accordance with the schedule of payments set forth in the 2008 Term Loan.

The 2008 Term Loan contains restrictive covenants that, among other things, restrict the ability of the Company to engage, or to permit its subsidiaries to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also limits the amount of debt that subsidiaries of the Company may incur. In addition, the 2008 Term Loan contains a financial covenant that requires the Company to maintain an Earnings Coverage Ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

The principal payments due on the 2008 Term Loan through its maturity are as follows:

Year ending December 31,
2010	$3.8
2011	11.3
2012	71.2
2013	63.7

$150.0

Also on May 7, 2008, the Company entered into an interest rate swap with a notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan.

NOTE 12. CONTINGENCIES

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings and other pending matters pursuant to SEC rules and as it may determine to be appropriate.

As a result of recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. In addition, some participants in these markets have stated that they are considering initiating civil litigation against rating agencies relating to the events in the subprime mortgage sector. The Company cannot predict the ultimate impact that any legislative, regulatory, enforcement or litigation matters arising from such events may have on its competitive position, financial position or results of operations.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When sufficient uncertainties exist, related to the outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FIN No. 48, implemented as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained, based on its technical merits, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets the more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. For a tax position that does not meet the more-likely-than-not threshold, a liability is recorded for the full amount of the benefit taken or expected to be taken on tax filings.

Based on its review of the latest information available, and subject to the contingencies described below, in the opinion of management, the ultimate liability of the Company in connection with pending matters described herein is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period.

Legacy Contingencies

Moody’s continues to have exposure to certain Legacy Contingencies. The following description of the relationships among Moody’s, New D&B and their predecessor entities is important in understanding the Legacy Tax Matters.

In November 1996, The Dun & Bradstreet Corporation separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated into two separate public companies: Old D&B and R.H. Donnelley Corporation. During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated and Nielsen Media Research, Inc. In September 2000, Old D&B separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the condensed consolidated financial statements.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of March 31, 2008, the Company continues to carry a liability of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $14 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions and 1997-2002 IRS Deficiency Notices

This Legacy Tax Matter, which was affected by developments in June 2007 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment is anticipated to be $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives for further actions to recover these amounts The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2000 and in companion Notices issued to New D&B for 2001 and 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes for the year ended December 31, 2007; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2002 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of March 31, 2008, Moody’s liability with respect to this matter totaled $54.4 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $57 million of these deposits ($24.6 million for New D&B and $31.9 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices and in companion Notices issued to New D&B for 2001 and 2002. As noted above, in November 2007 the IRS used $7.9 million of Moody’s portion of the deposit to satisfy an assessment and related interest. Additionally, in the first quarter of 2008 the IRS returned to Moody’s $33.1 million in connection with this matter, which includes $3.0 million of interest.

At March 31, 2008, Moody’s has recorded liabilities for Legacy Tax Matters totaling $57.2 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

NOTE 13. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31 were as follows:

	2008	2007
Net income	$120.7	$175.4
Realized/unrealized losses on cash flow hedges	(1.9)	—
Net realized losses on cash flow hedges amortized to statement of operations	0.2	0.1
Foreign currency translation	14.0	—
Amortization and recognition of actuarial losses and prior service costs	(0.1)	—

Total	$132.9	$175.5

NOTE 14. SEGMENT INFORMATION

Beginning in January 2008, Moody’s segments were changed to reflect the business reorganization announced in August 2007. As a result of the reorganization, the rating agency is reported in the MIS segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities, including MKMV and sales of research produced by MIS analysts and the production and sales of other products and services, are reported in the MA segment. As a result, the Company operates in two new reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, beginning in January 2008.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company, all of which were previously included in the former MIS segment, are allocated to each new segment based on a revenue split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal. “Eliminations” in the table below represents intersegment royalty revenue/expense.

Below is financial information by segment, MIS revenue by business unit and consolidated revenue information by geographic area, each for the three month periods ended March 31, 2008 and 2007, and total assets by segment as of March 31, 2008 and December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

Financial Information by Segment

	March 31, 2008
	MIS	MA	Eliminations	Consolidated
Revenue	$314.2	$132.5	$(16.0)	$430.7
Expense
Operating, selling, general and administrative expenses	153.4	82.2	(16.0)	219.6
Restructuring	(0.6)	(0.1)	—	(0.7)
Depreciation and amortization	7.0	5.5	—	12.5

Total expense	159.8	87.6	(16.0)	231.4

Operating income	$154.4	$44.9	$—	$199.3

	March 31, 2007
	MIS	MA	Eliminations	Consolidated
Revenue	$485.5	$110.6	$(13.1)	$583.0
Expenses
Operating, selling, general and administrative expenses	199.8	81.3	(13.1)	268.0
Depreciation and amortization	5.0	5.3	—	10.3

Total expense	204.8	86.6	(13.1)	278.3

Operating income	$280.7	$24.0	$—	$304.7

MIS and MA Revenue by Business Unit

As part of the reorganization there were several realignments within the MIS lines of business. Sovereign and sub-sovereign ratings, which were previously part of financial institutions; infrastructure/utilities ratings, which were previously part of corporate finance; and project finance, which was previously part of structured finance, were combined with the public finance business to form a new line of business called public, project and infrastructure finance. In addition, real estate investment trust ratings were moved from financial institutions and corporate finance to the structured finance business.

Within MA various aspects of the legacy MIS research business and MKMV business were combined to form the subscriptions, software and consulting businesses. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis; the software business includes license and maintenance fees for credit risk software products, and the consulting business includes professional services associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

The table below presents revenue by line of business within each new segment and the related intra-segment realignment:

	Three Months Ended March 31,
	2008	2007
MIS:
Structured finance	$107.2	$251.2
Corporate finance	71.5	103.3
Financial institutions	64.0	66.8
Public, project and infrastructure finance	55.5	51.1

Total external revenue	298.2	472.4
Intersegment royalty	16.0	13.1

Total MIS	314.2	485.5

MA:
Subscription	118.3	99.5
Software	9.5	7.8
Consulting	4.7	3.3

Total MA	132.5	110.6

Eliminations	(16.0)	(13.1)

Total Company	$430.7	$583.0

Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2008	2007
U.S.	$232.8	$378.6
International:
Europe	140.5	152.5
Other	57.4	51.9

Total International	197.9	204.4

Total	$430.7	$583.0

Total Assets by Segment

	March 31, 2008				December 31, 2007
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$552.9	385.0	648.9	$1,586.8	$548.9	376.7	789.0	$1,714.6

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, prepaid pension costs, unallocated property and equipment and deferred tax assets.

NOTE 15. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in tabular format about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 intends to improve the transparency of financial reporting and is effective for fiscal years beginning after November 15, 2008. The Company plans to implement the provisions of SFAS No. 161 prospectively as of January 1, 2009 and does not expect the implementation of SFAS No. 161 to have a material impact on its consolidated financial condition, results of operations, and cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for non financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has implemented the deferral provisions of FSP FAS No. 157-2 and as a result has partially implemented the provisions of SFAS No. 157 as of January 1, 2008 and will apply, as of January 1, 2009, the provisions of SFAS No. 157 to its non-financial assets and liabilities initially measured at fair value in a business combination and not subsequently remeasured at fair value, non-financial assets and liabilities measured at fair value for a goodwill impairment assessment, non-financial long-lived assets measured at fair value for an asset impairment assessment, and asset retirement obligations initially measured at fair value.

NOTE 16. SUBSEQUENT EVENTS

On May 7, 2008, the Company entered into a $150.0 million five-year, senior unsecured term loan, as more fully discussed in Note 11 to the condensed consolidated financial statements.

On April 22, 2008, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on June 10, 2008 to shareholders of record at the close of business on May 20, 2008.

On April 7, 2008, the Company entered into a contract to outsource its data processing, telecommunication services and data back-up facilities. The term of the contract is six years and the estimated payments over the life of the contract are expected to be approximately $80 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 32 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software and credit portfolio management solutions and (iii) beginning in January 2008, fixed income pricing data and valuation models. Moody’s operates in two reportable segments MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenues are derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing and valuation services, and specialized consulting services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and intangible assets, pension and other post-retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2007, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Operating Segments

Beginning in January 2008, Moody’s segments were changed to reflect the business reorganization announced in August 2007. As a result of the reorganization, the rating agency is reported in the MIS segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities, including MKMV and sales of research produced by MIS analysts and the production and sales of other products and services, are represented in the MA segment.

As part of the reorganization there were several realignments within the MIS lines of business. Sovereign and sub-sovereign ratings, which were previously part of financial institutions; infrastructure/utilities ratings, which were previously part of corporate finance; and project finance, which was previously part of structured finance, were combined with the public finance business to form a new line of business called public, project and infrastructure finance. In addition, real estate investment trust ratings were moved from financial institutions and corporate finance to the structured finance business.

Within MA various aspects of the legacy MIS research business and MKMV business were combined to form the subscriptions, software and consulting businesses. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis; the software business includes license and maintenance fees for credit risk software products, and the consulting business includes professional services and credit training associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

The following is a discussion of the results of operations of the new segments, excluding the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended March 31, 2008 compared with Three Months Ended March 31, 2007

Consolidated Company Results

Moody’s revenue for the first quarter of 2008 was $430.7 million, a decrease of $152.3 million, or 26.1%, from $583.0 million in 2007. Revenue was impacted mostly from declines in fees from new issuance across most sectors and asset classes within the MIS segment, partially offset by growth in the solid base of recurring ratings revenue and strong growth in the MA segment.

Revenue in the U.S. totaled $232.8 million, a 38.5% decrease from the $378.6 million for the same period in 2007. U.S. revenue accounted for 54% of MCO revenue down from 65% a year earlier reflecting a greater impact of the credit market deterioration in the U.S. and the weaker U.S. dollar compared to other major currencies.

International revenue of $197.9 million decreased $6.5 million, or 3.2%, from $204.4 million in 2007. Revenue outside the U.S. represented 46% of consolidated revenue, an increase from 35% in the first quarter of 2007. The decline of $12 million, or approximately 8%, in Europe was partially offset by an increase of $5.5 million, or approximately 11%, from Asia and other international regions. Favorable exchange rate movements contributed approximately $12 million to international revenue.

Operating, selling, general and administrative expenses were $219.6 million, a decrease of $48.4 million, or 18.1%, from $268.0 million in 2007. Compensation and benefits expense decreased $35.4 million, primarily reflecting approximately $20 million, or 63%, in lower incentive compensation due to weaker financial performance compared to the first quarter of 2007 and a $10.0 million, or 47%, reduction in stock-based compensation mostly related to the restructuring actions taken in the fourth quarter of 2007. Non-compensation expenses decreased $10.8 million, or 13.3%, due to the continuing benefits of cost management actions implemented by management since the second half of 2007, and a $2.7 million insurance recovery received during the quarter.

Operating income of $199.3 million decreased $105.4 million, or 34.6%, from $304.7 million in 2007. Foreign currency translation positively impacted operating income by approximately $7 million. Moody’s operating margin was 46.3% compared to 52.3% in 2007, reflecting the benefits from cost management and lower incentive compensation, which limited the impact of continued weakness in revenue on overall performance.

Interest (expense) income, net was $11.5 million for the three months ended March 31, 2008, an increase of $9.4 million from 2007. Interest expense on borrowings was $15.4 million in 2008, compared to $4.0 million in 2007 reflecting an increase in borrowings outstanding due to the Company’s commercial paper program established in October 2007 and the $300.0 million Series 2007-1 Notes issued in September 2007. Interest income of $7.0 million increased $1.6 million over 2007 primarily due to $3 million of interest received from the IRS as a result a return of a deposit related to a Legacy Tax Matter.

Other non-operating income (expense), net, was $8.4 million for the first quarter of 2008, an increase of $9.6 million compared to the same period in 2007. The increase reflects approximately $9 million of foreign exchange benefits, which may not recur in future periods. Moody’s effective tax rate for the quarter was 38.5% compared to 41.8% in 2007. The decrease is due primarily to a larger portion of consolidated taxable income being generated from international sources, which is taxed at a lower rate than the U.S. statutory rate.

Net income was $120.7 million, compared to $175.4 million in 2006, a decrease of $54.7 million, or 31.2%. Diluted earnings per share for the first quarter of 2008 decreased approximately 23% to $0.48, compared to $0.62, in the first quarter of 2007. The decrease in diluted earnings per share was less than the decrease in net income due to the reduction in diluted shares mostly as a result of share buy-backs during the last twelve months.

Segment Results

MIS

Global MIS revenue was $298.2 million, down $174.2 million, or 36.9%, from $472.4 million in the first quarter of 2007, with the structured and corporate finance lines of business comprising the majority of the decrease, slightly offset by an increase in revenue from PPIF. Revenue within the U.S. of $166.8 million decreased $154.4, or 48.1%, from 2007, and represented 56% of total MIS revenue, down from 68% a year earlier. Outside the U.S., revenue of $131.4 million decreased $19.8 million, or 13.1%, from 2007, with declines in Europe of $21 million, or 19%, being partially offset by growth in Asia and other international locations. Favorable exchange rate movement contributed approximately $9 million to global MIS revenue. Relationship and transaction revenue during the quarter were split equally, compared to a split of 27% and 73%, respectively, in 2007, reflecting lower new issuance revenue in the current quarter. Relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations, while transaction revenue represents the initial rating of a new debt issuance as well as other one-time fees.

Global structured finance revenue was $107.2 million for the first quarter of 2008, a decrease of $144.0 million, or 57.3%, from $251.2 million in the first quarter of 2007. The decline in revenue is primarily attributed to lower new issuance activity related to the continuing credit market deterioration. New issuance activity comprised 48% of total SFG revenue in the first quarter of 2008, down from 82% in 2007. U.S. revenue of $56.1 million decreased $123.1 million, or 68.7%, over prior year as declines in the U.S. were experienced across all asset classes, with the most significant being in credit derivatives, RMBS and CREF of $52.4 million or 70.1%, $45.0 million or 93.2%, and $22.3 million or 72.6%, respectively. Internationally, revenue decreased $20.9 million, or 29.0%, to $51.1 million, mostly within the Europe region. Declines in revenue from credit derivatives and CREF outside the U.S. contributed $8.8 million and $8.9 million, respectively. Favorable foreign currency translation had a $4.4 million favorable impact on global structured finance revenue. Global SFG revenue represented 36% of MIS revenue in the quarter, compared to 53% in 2007, with the geographic source of revenue between U.S. and non-U.S. of 52% and 48%, respectively, compared to 71% and 29%, respectively, for the same period in 2007.

Global corporate finance revenue was $71.5 million in the first quarter of 2008, down $31.8 million, or 30.8%, from $103.3 million in 2007, largely due to decreases in issuance volumes resulting from reduced merger and acquisition activity and increased interest rate spreads between government issued bonds and corporate bonds. In 2008, revenue from new issuance was 53% of total CFG, down from 70% in the first quarter of 2007. In the U.S., revenue of $43.6 million, or 61% of global corporate finance revenue, was down approximately $30 million, or 41%, from 2007, led by declines in bank loan ratings and speculative grade securities of approximately $20 million or 72%, and $13 million or 81%, respectively. International revenue decreased $2.0 million to $27.8 million due primarily to declines in Europe of approximately $3 million partially offset by increases in Asia and other international regions. Additionally, international revenue as a percentage of global CFG revenue increased to 39% in 2008 from 29% in the first quarter of 2007.

Global financial institutions revenue was $64.0 million in the first quarter of 2008, a decrease of $2.8 million, or 4.2%, from $66.8 million in 2007. The percentage of relationship revenue increased from 47% in 2007 to 56% in 2008. In the U.S., revenue was $29.2 million, a 4.9% decrease from 2007, driven largely by a $1.6 million decline in the property and casualty insurance sectors partially offset by an 11.4% growth in the banking sector. International revenue of $34.8 million decreased $1.3 million, or 3.6%, from prior year, primarily in the Europe banking sector.

Global Public, Project and Infrastrusture finance revenue of $55.5 million increased $4.4 million, or 8.6%, from prior year, reflecting growth internationally of $3.3 million in the project and infrastructure business primarily in Europe. U.S. revenue of $37.9 million was flat compared to prior year. The split between transaction and relationship-based revenue in 2008 was 58% and 42%, respectively, compared to 60% and 40%, respectively in the first quarter of 2007.

Total operating, selling, general and administrative expenses, including allocated corporate expenses, were $153.4 million, a decrease of $46.4 million, or 23.2%, from 2007, reflecting reductions in compensation and non-compensation expense of 22.6% and 26.0%, respectively. Compensation and benefits expense accounted for approximately $33 million of the decrease reflecting lower incentive compensation due to weaker revenue compared to prior year and lower stock-based compensation resulting largely from restructuring actions taken in the fourth quarter of 2007. Non-compensation related expenses decreased approximately $14 million from the first quarter of 2007 due to reductions in travel and entertainment, professional service costs and recruiting. Corporate overhead expenses for MIS, which are allocated based on a revenue-split methodology, were down due to reduced costs within the staff function and a lower percentage of the costs allocated to MIS.

MIS operating income, including intersegment royalties in 2008 and 2007 of $16.0 million and $13.1 million, respectively, was $154.4 million in the first quarter of 2008, a decrease of $126.3 million, or 45.0%, from $280.7 million in the first quarter of 2007. Excluding the inter-segment royalty, operating income of $138.4 million decreased $129.2 million, or 48.3%, compared to the first quarter of 2007. Foreign currency translation had a $5.8 million positive impact on operating income for the three months ended March 31, 2008.

MA

Global MA revenue of $132.5 million in the first quarter of 2008 increased $21.9 million, or 19.8%, over 2007, with increases across all lines of business within the U.S. and internationally. Revenue grew by $8.6 million, or 15.0%, in the

U.S., and $13.3 million, or 25.0%, internationally, with Europe accounting for approximately $10 million, or approximately 73%, of the international growth. Subscription revenue represented more than 89% of global MA revenue in 2008, substantially unchanged from approximately 90% in the first quarter of 2007. Subscription services are typically sold for an initial 12-month term, with automatic renewal features for subsequent annual periods.

Global revenue from subscription products was $118.3 million, an increase of $18.8 million, or 18.9%, over 2007. The increase reflects continued demand from new and existing customers for credit and economic research, structured finance analytics and credit risk assessment products. Revenue in the U.S. was $60.6 million, an increase of $7.5 million, or 14.1%, from 2007 and represented approximately 51% of global subscription revenue, down slightly from 53% in 2007.

Global software revenue of $9.5 million increased $1.7 million, or 21.8%, from 2007, with revenue from non-U.S. customers representing slightly more than 50% in 2007 and 2008. Revenue growth reflects the greater demand for credit decision-making software, related implementation services and growth in the associated software maintenance fees.

Global revenue from consulting services was $4.7 million, an increase of $1.4 million, or 42.4%. Revenue in the U.S. represented 19% of total consulting revenue, up from 15% in 2007. Outside the U.S., revenue of $3.8 million increased approximately 36% from the same quarter in the prior year due to increased demand for credit education, advisory services associated with credit portfolio management software, risk-modeling and scorecard development services.

Operating, selling, general and administrative expenses, including allocated corporate expenses, were $82.2 million in the first quarter of 2008, a decrease of $0.9 million from 2007. Reductions in compensation and benefits expense were $2.1 million primarily due to lower stock-based compensation resulting largely from restructuring actions taken in the fourth quarter of 2007. Non-compensation expenses remained flat compared to the first quarter of 2007, reflecting the impact of cost management actions implemented by management in the second half of 2007 offset by a higher percentage of corporate overhead expenses for MA, which are allocated based on a revenue-split methodology.

Operating income including intersegment royalty expense in 2008 and 2007 of $16.0 million and $13.1 million, respectively, was $44.9 million in the first quarter of 2008, an increase of $20.9 million, or 87.1%, from $24.0 million in 2007. Operating income, excluding the inter-segment royalty, of $60.9 million increased $23.8 million, or 64.2%, compared to the first quarter of 2007. Foreign currency translation had a $1.2 million positive impact on operating income.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. Net cash provided by operating activities was $184.9 million and $185.3 million for the first quarter ended March 31, 2008 and 2007, respectively. The Company had net borrowings of $46.2 million during the quarter ended March 31, 2008.

Moody’s net cash provided by operating activities in the first quarter of 2008 was essentially flat compared with the first quarter of 2007. A decrease in net income of $54.7 million reduced cash provided by operating activities. The decrease in stock-based compensation expense negatively impacted cash flow from operations by $10.0 million compared to net income. Accounts receivable decreased approximately 9% in the three months ended March 31, 2008 compared with an increase of approximately 5% for the three months ended March 31, 2007 increasing cash flow from operations by $66.0 million compared to the first quarter of 2007 due to lower billings. The impact on operating cash flows of excess tax benefits from stock-based compensation plans decreased to $1.7 million from $29.7 million in the first quarter of 2007 due to fewer option exercises in the first quarter of 2008 compared with the first quarter of 2007. Pursuant to FASB requirements, excess tax benefits from stock-based compensation plans are removed from operating cash flows and presented, instead, as an element of cash flows from financing activities. Furthermore, the change in cash flows were positively impacted by the return of approximately $33 million from the IRS related to a deposit made in the first quarter of 2006, as discussed in Note 12 to the condensed consolidated financial statements. Approximately $22 million of the deposit reduced other assets and $8 million reduced other current assets. Additionally, deferred tax assets recorded within other assets, decreased approximately $21 million primarily due to a reduction related to stock-based compensation. Operating cash flow decreased by $41.7 million due to reductions in accounts payable and accrued liabilities primarily due to a decrease in net accrued income taxes of approximately $26 million and decreases in accrued incentive compensation of approximately $13 million, due to timing of payments. Payments and other adjustments related to the restructuring charge taken in 2007 decreased cash flows from operations by $11.7 million.

Net cash (used in) provided by investing activities was $(52.7) million and $28.4 million for the first quarter ended March 31, 2008 and 2007, respectively. Sales and maturities of short-term investments, net of purchases, totaled $4.0 million and $64.9 million for the first quarter ended March 31, 2008 and 2007, respectively. The decrease was attributable to the liquidation of a majority of the short-term investment portfolio in the first quarter of 2007 to finance share repurchases. Capital expenditures, primarily for leasehold improvements and internal use software, totaled $19.1 million and $33.1 million for the three months ended March 31, 2008 and 2007, respectively, with the decrease primarily due to the reduced 7WTC build-out activity in the first quarter of 2008. The 2008 spending on acquisitions was $38.5 million, which was related to the purchase of BQuotes, Financial Projections and Mergent, net of cash acquired, as discussed in Note 7 to the condensed consolidated financial statements. Additionally, there was a $0.9 million insurance recovery relating to property damage in June 2006 at an international office.

Net cash used in financing activities was $238.1 million and $334.1 million for the first quarter ended March 31, 2008 and 2007, respectively. The Company borrowed a net $46.2 million under its commercial paper program in the first quarter of 2008 to support share repurchases and operational activities. Additionally, spending for share repurchases totaled $264.5 million and $442.6 million for the three months ended March 31, 2008 and 2007, respectively. Dividends paid were $24.7 million and $22.3 million for the first quarter ended March 31, 2008 and 2007, respectively with the increase reflecting a quarterly dividend paid of $0.10 per share paid in the first quarter of 2008 versus a quarterly dividend of $0.08 per share in the first quarter of 2007. These amounts were offset in part by proceeds from employee stock-based compensation plans of $3.7 million and $21.5 million in the first quarter ended March 31, 2008 and 2007, respectively. The decreases in proceeds from stock plans is due primarily to a decrease in stock option exercise activity in the first quarter of 2008 compared to the same period in 2007.

Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2008. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements.

The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through a series of SEC Rule 10b5-1 programs. Moody’s may also purchase opportunistically when conditions warrant. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The Company may borrow from various sources to fund share repurchases. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program which the Company completed in the first quarter of 2008. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program of which Moody’s had $1.8 billion of share repurchase authority remaining at March 31, 2008. There is no established expiration date for this authorization.

At March 31, 2008 the Company had $598.7 million, net of unamortized discount of $1.3 million, of outstanding CP the proceeds of which were used to support share repurchases, the build-out of Moody’s new corporate headquarters at 7WTC and other operational activities.

The Company entered into an operating lease agreement commencing on October 20, 2006 with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s new headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term.

The Company plans to incur approximately $13 million of costs to complete the build-out of its new corporate headquarters at 7WTC over the next year.

On October 24, 2007, the Company announced a restructuring plan that would reduce global head count, terminate certain technology contracts and consolidate certain corporate functions in response to the Company’s reorganization announced on August 7, 2007 and a decline in current and anticipated issuance of rated debt securities in some market sectors. Included in the $50.0 million restructuring charge is $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. At December 31, 2007, the remaining cash payments were $41.2 million of which $11.0 million was paid during the first quarter of 2008 and $0.7 million was reversed due to refinements in the estimated liability. The Company expects cash outlays of $19.0 million to be paid during the remainder of 2008 and $2.4 million in 2009. The remaining liability of $8.1 million relates to annuity payments that will be made in connection with the Company’s unfunded pension plans for which payments will commence when the affected employees reach retirement age beginning in 2009 and continue in accordance with plan provisions.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf section of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately $267 million, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company will also incur costs to build out the floors to its specifications.

The Company also intends to use a portion of its cash flow to pay dividends. On April 22, 2008, the Board of Directors of the Company approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on June 10, 2008 to shareholders of record at the close of business on May 20, 2008. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

In addition, the Company will from time to time consider cash outlays for acquisitions of or investments in complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays to pay to New D&B its share of potential liabilities related to the Legacy Tax Matters that are discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Contingencies”. These potential cash outlays could be material and might affect liquidity requirements, and they could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness

The following table summarizes total indebtedness:

	March 31, 2008	December 31, 2007
Notes payable:
Series 2005-1 Notes	$300.0	$300.0
Series 2007-1 Notes	300.0	300.0
Commercial paper, net of unamortized discount of $1.3 million at March 31, 2008 and $0.7 million at December 31, 2007	598.7	551.9

Total debt	1,198.7	1,159.9
Less: current portion	(598.7)	(551.9)

Total long-term debt	$600.0	$600.0

Notes Payable

On September 7, 2007, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its 6.06% Series 2007-1 Senior Unsecured Notes due 2017 pursuant to the 2007 Agreement. The Series 2007-1 Notes have a ten-year term and bear interest at an annual rate of 6.06%, payable semi-annually on March 7 and September 7 of each year. Under the terms of the 2007 Agreement, the Company may, from time to time within five years, in its sole discretion, issue additional series of senior notes in an aggregate principal amount of up to $500.0 million pursuant to one or more supplements to the 2007 Agreement. The Company may prepay the Series 2007-1 Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make Whole Amount. The 2007 Agreement contains covenants that limit the ability of the Company, and certain of its subsidiaries to, among other things: enter into transactions with affiliates, dispose of assets, incur or create liens, enter into any sale-leaseback transactions, or merge with any other corporation or convey, transfer or lease substantially all of its assets. The Company must also not permit its Earnings Coverage ratio to exceed 4.0 to 1.0 at the end of any fiscal quarter.

On September 30, 2005, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes pursuant to the 2005 Agreement. The Series 2005-1 Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. The proceeds from the sale of the Series 2005-1 Notes were used to refinance $300.0 million aggregate principal amount of the Company’s outstanding 7.61% senior notes which matured on September 30, 2005. In the event that Moody’s pays all, or part, of the Series 2005-1 Notes in advance of their maturity, such prepayment will be subject to a Make Whole Amount. The Series 2005-1 Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements.

Commercial Paper

On October 3, 2007, the Company entered into a commercial paper program on a private placement basis under which the Company may issue CP notes up to a maximum of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility (see Credit Facility section below). The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement. The weighted average interest rate on CP borrowings outstanding was 3.31% and 5.13% as of March 31, 2008 and December 31, 2007, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Credit Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the CP Program. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the facility amount depending on the Company’s Earnings Coverage Ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Earnings Coverage Ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain an Earnings Coverage Ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. As of March 31, 2008 the Company had no amounts outstanding under the 2007 Facility.

At March 31, 2008, the Company was in compliance with all covenants contained within the 2005 Agreement, the 2007 Agreement, the CP Program and the 2007 Facility.

Interest (expense) income, net

The following table summarizes the components of interest (expense) income, net as presented in the condensed consolidated statements of operations for the three months ended March 31:

	2008	2007
Income	$7.0	$5.4
Expense on borrowings	(15.4)	(4.0)
FIN No. 48 and other tax related liabilities	(3.1)	(3.5)

Total	$(11.5)	$(2.1)

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchase and other strategic opportunities, which would result in higher financing costs.

On May 7, 2008, the Company entered into a $150.0 million five-year, senior unsecured term loan, as more fully described in Note 11 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

At March 31, 2008, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2008:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,486.0	$633.1	$66.2	$66.2	$720.5
Operating lease obligations (2)	1,041.4	62.6	104.2	104.7	769.9
Pension obligations (3)	59.8	2.6	12.1	9.2	35.9
Purchase obligations (4)	32.4	21.7	10.3	0.4	—
Capital lease obligations	4.0	1.6	2.4	—	—

Total (5)	$2,623.6	$721.6	$195.2	$180.5	$1,526.3

(1)	Reflects payments due on the Series 2005-1 Notes, Series 2007-1 Notes, and borrowings under the CP Program. Includes $286.0 million of interest that will accrue and be due from April 1, 2008 through September 30, 2015 and 2017, when the Series 2005-1 Notes and the Series 2007-1 Notes mature, respectively. These amounts do not reflect principal and interest payments relating to the 2008 Term Loan further described in Note 11 to the condensed consolidated financial statements.
(2)	Includes rent payments relating to the Canary Wharf Lease, which the Company will begin making rent payments in March 2011.
(3)	Reflects projected benefit payments relating to the Company’s Post-Retirement Benefit Plans described in Note 10 to the condensed consolidated financial statements.
(4)	Purchase obligations include approximately $13 million related to the fit-out at 7WTC and does not include approximately $86 million relating to the fit-out of the Canary Wharf Lease and an approximate $80 million relating to a contract to outsource certain data processing, telecommunication services and data back-up facilities which was signed on April 7, 2008.
(5)	The table above does not include the Company’s net long-term tax liabilities of $57.2 million, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On April 22, 2008, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on June 10, 2008 to shareholders of record at the close of business on May 20, 2008.

Outlook

Moody’s outlook for 2008 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage borrowing and refinancing activity, securitization levels, and capital markets issuance. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ from our current outlook.

For Moody’s overall, full-year 2008 revenue is expected to decline in the mid- to high-teens percent range. This decline assumes foreign currency translation in 2008 at current exchange rates. Revenue guidance for certain lines of business has changed somewhat based on conditions specific to those sectors and geographies. The Company anticipates the weakness of the first quarter to continue at least through the second quarter, with modest improvement in market liquidity and issuance conditions later in the year. In the first half of 2008, Moody’s will continue to face challenging year-on-year comparisons against record performance in the first half of 2007. Full-year 2008 expenses are expected to decline about 8% on an as-reported basis compared to full year 2007. Excluding the $50 million restructuring charge in 2007, full-year 2008 expenses are expected to decline about 5%. We expect the full-year 2008 operating margin to be in the mid-forties percent range. Earnings per share for 2008 are still projected in a range from $1.90 to $2.00.

For the global MIS business, the Company expects revenue for the full-year 2008 to decline in the mid-twenties percent range. Within the U.S., the Company projects MIS revenue to decrease in the mid-thirties percent range for the full-year 2008.

In the U.S. structured finance business, the Company expects revenue for the year to decline in the high-fifties percent range, reflecting large double-digit percent declines in most asset classes, led by residential mortgage-backed securities, commercial real estate finance, and credit derivatives ratings.

In the U.S. corporate finance business, Moody’s expects revenue to decrease in the mid- to high-twenties percent range for the year, driven primarily by declines in speculative-grade bond and bank loan ratings.

In the U.S. financial institutions and public, project and infrastructure finance sectors, the Company projects 2008 revenue to grow in the low- to mid-single-digit percent ranges, respectively.

Outside the U.S. the Company expects MIS revenue to decrease in the high single-digit percent range. Good growth from rating financial institutions and corporations, as well as public, project and infrastructure finance is expected to be more than offset by a decline in structured finance ratings revenue, primarily in Europe.

For MA, the Company continues to expect revenue growth in the mid-teens percent range. On a geographic basis, U.S. and non-U.S. growth is projected to be in the low-teens and high-teens percent ranges, respectively. Growth in the subscription business is expected to be in the mid-teens percent range, reflecting continued demand for credit and economic research, structured finance analytics, and the impact of our newly formed pricing and valuation business. In the software business, the Company expects revenue to be about flat to full-year 2007. In the smaller consulting business, the Company anticipates very strong growth, reflecting a robust pipeline of professional services engagements and credit training projects. There is considerable demand for Moody’s expertise in credit education, risk modeling, and scorecard development as customers implement more sophisticated risk management processes and comply with regulatory requirements.

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings and other pending matters pursuant to SEC rules and as it may determine to be appropriate.

As a result of recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. In addition, some participants in these markets have stated that they are considering initiating civil litigation against rating agencies relating to the events in the subprime mortgage sector. The Company cannot predict the ultimate impact that any legislative, regulatory, enforcement or litigation matters arising from such events may have on its competitive position, financial position or results of operations.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When sufficient uncertainties exist, related to the outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FIN No. 48, implemented as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained, based on its technical merits, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets the more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Based on its review of the latest information available, and subject to the contingencies described below, in the opinion of management, the ultimate liability of the Company in connection with pending matters described herein is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period.

Legacy Contingencies

Moody’s continues to have exposure to certain Legacy Contingencies. The following description of the relationships among Moody’s, New D&B and their predecessor entities is important in understanding the Legacy Tax Matters.

In November 1996, The Dun & Bradstreet Corporation separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated into two separate public companies: Old D&B and R.H. Donnelley Corporation. During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated and Nielsen Media Research, Inc.. In September 2000, Old D&B separated into two separate public companies: New D&B and Moody’s, as further described in Note 1 to the condensed consolidated financial statements.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of March 31, 2008, the Company continues to carry a liability of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $14 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions and 1997-2002 IRS Deficiency Notices

This Legacy Tax Matter, which was affected by developments in June 2007 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment is anticipated to be $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives for further actions to recover these amounts The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2000 and in companion Notices issued to New D&B for 2001 and 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes for the year ended December 31, 2007; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2002 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of March 31, 2008, Moody’s liability with respect to this matter totaled $54.4 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $57 million of these deposits ($24.6 million for New D&B and $31.9 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices and in companion Notices issued to New D&B for 2001 and 2002. As noted above, in November 2007 the IRS used $7.9 million of Moody’s portion of the deposit to satisfy an assessment and related interest.

Additionally, in the first quarter of 2008 the IRS returned to Moody’s $33.1 million in connection with this matter, which includes $3.0 million of interest.

At March 31, 2008, Moody’s has recorded liabilities for Legacy Tax Matters totaling $57.2 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

Regulation

In the United States, since 1975, MIS has been designated as an NRSRO by the SEC. The SEC first applied the NRSRO designation in that year to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress, the SEC and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment grade” and “non-investment grade” securities.

In September 2006, the Credit Rating Agency Reform Act of 2006 was passed, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The Reform Act provides the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published final rules to implement the Reform Act, which address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In June 2007, MIS submitted to the SEC its application for registration as an NRSRO and in September 2007 the SEC registered MIS as an NRSRO under the Securities Exchange Act of 1934. Consequently, MIS is now subject to the SEC’s oversight rules described above and, as required by the rules, has made its Form NRSRO Initial Application and its Annual Certification of Form NRSRO publicly available by posting it on the Regulatory Affairs page of the Company’s website.

In March 2008, the President’s Working Group on Financial Markets, working with the Office of the Comptroller of the Currency and the Federal Reserve Bank of New York, published an analysis of the underlying factors contributing to the recent and ongoing market stress. On the basis of this analysis, the PWG made recommendations focusing on five areas, one of which relates to the role of rating agencies. The PWG’s recommendations are broadly consistent with those of the Financial Stability Forum described below.

Finally, both chambers of the U.S. Congress continue their review of the role of rating agencies. On March 12, 2008 the House Financial Services Committee held a hearing focusing on the municipal bond market, and on April 22, 2008 the Senate Committee on Banking, Housing, and Urban Affairs held a more general hearing on the role of credit rating agencies in the U.S. credit markets. Moody’s participated in both hearings and the written testimonies can be found on the Regulatory Affairs page of the Company’s website.

Internationally, several regulatory developments have occurred:

The Group of 7 Finance Ministers and Central Bank Governors—In October 2007, the G-7 Finance Ministers and Central Bank Governors formally asked the FSF to analyze the underlying causes of the recent financial market turbulence, one of which was the role and use of credit rating in the structured finance market. To encourage the adoption of a unified regulatory approach, the FSF has worked to coordinate the work of other international organizations on these subjects. The FSF published an interim report in February 2008 and presented its final report and recommendations to the G-7 on April 11, 2008. The FSF’s report contains recommendations in five areas: strengthened prudential oversight of capital, liquidity and risk management; enhancing transparency and valuation; changes in the role and use of credit ratings; strengthening the authorities’ responsiveness to risks; and robust arrangements for dealing with stress in the financial system.

The recommendations that pertain to the rating agency industry are: improve the quality of the rating process and management of conflicts of interest in rating structured finance securities; differentiate ratings on structured finance products from those on corporate and government bonds and expand the initial and ongoing information provided on the risk characteristics of structured products; and enhance their review of the quality of the data input and due diligence performed on underlying assets by originators, arrangers and issuers. At its mid-April meeting, the G-7 endorsed all of the FSF’s recommendations and asked that immediate steps be taken to implement the measures. The FSF is to provide a progress report to the G-7 on implementation of the recommendations at the June 2008 meeting, scheduled to take place in Osaka Japan.

IOSCO—In March 2008, the International Organization of Securities Commissions published for public consultation a report on the role of credit rating agencies in structured finance, as well as a proposal to amend the IOSCO Code of Conduct Fundamentals for Credit Rating Agencies. Working with four other globally active credit rating agencies, MIS submitted a joint response to IOSCO’s consultation report prior to the April 25, 2008 deadline. This joint response can be found on the

Regulatory Affairs webpage of the Company’s website. It is anticipated that IOSCO will finalize its report and the proposed changes to the IOSCO Code at its annual meeting on May 26-29, 2008.

In December 2004, the Technical Committee of IOSCO published its Code of Conduct Fundamentals for Credit Rating Agencies. MIS initially published its Code of Professional Conduct pursuant to the IOSCO Code in June 2005 and published an updated Moody’s Code in October 2007. In December 2007, MIS published its second, annual report on the implementation of the Moody’s Code. The two annual reports and the MIS Code can be found on the Regulatory Affairs page of the Company’s website. MIS has already begun to implement some of the recommendations proposed by IOSCO and, once the proposed changes to the IOSCO Code are finalized, expects to amend the MIS Code as appropriate.

EU—The Commission stated in January 2006 and again in January 2007 that recent European Union financial services legislative measures that are relevant to credit rating agencies, combined with a self-regulatory framework for rating agencies based on the IOSCO Code, provided a suitable framework for the oversight of rating agencies and that no legislative actions were required at the time. The Committee of European Securities Regulators has been charged with monitoring credit rating agencies’ compliance with the IOSCO Code and reporting back to the Commission regularly. CESR conducted its first annual review to assess such compliance during 2006 and published its report in January 2007. CESR concluded that four internationally active rating agencies operating in the EU, including Moody’s, are largely compliant with the IOSCO Code, and it identified a few areas where it believed rating agencies could improve their processes and disclosures and where the IOSCO Code could be improved.

CESR began its second annual review in 2007 and is evaluating the areas identified in its 2006 report, the impact of the Reform Act on the ratings business in the European Union, and the role of credit rating agencies in the structured finance process, including securitizations backed by subprime residential mortgages. As part of CESR’s review process, CESR asked credit rating agencies and other interested market participants to respond to a questionnaire in the summer of 2007, asked credit rating agencies to respond to a supplementary questionnaire in November 2007 and published a consultation report in February 2008. Among other topics, the February consultation report outlined some of the potential advantages and disadvantages of adopting a more formal oversight regime for credit rating agencies. MIS’s responses to the CESR questionnaires, as well as the response to CESR’s consultation paper which was submitted jointly with four other rating agencies active in the international markets, can be found on the Regulatory Affairs page of the Company’s website. It is anticipated that CESR will publish its final report and provide advice about the framework for oversight of rating agencies to the Commission in May 2008. It is anticipated that the Commission will finalize its assessment of CESR’s advice in July 2008.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published a new bank capital adequacy framework, called Basel II, to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies, called External Credit Assessment Institutions, can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities have begun the ECAI recognition process. Moody’s has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. Moody’s does not currently believe that Basel II will materially affect its financial position or results of operations.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing on page 20 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; increased pricing pressure from competitors and/or customers; the introduction of competing products or technologies by other companies; the impact of regulation as a nationally recognized statistical rating organization and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those legacy tax and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk since December 31, 2007. For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the Evaluation Date. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by Moody’s. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings and other pending matters pursuant to SEC rules and as it may determine to be appropriate. The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing on page 28 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.

As a result of recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. In addition, some participants in these markets have stated that they are considering initiating civil litigation against rating agencies relating to the events in the subprime mortgage sector. The Company cannot predict the ultimate impact that any legislative, regulatory, enforcement or litigation matters arising from such events may have on its competitive position, financial position or results of operations.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly. For income tax matters, the Company employs the prescribed methodology of FIN No. 48 implemented as of January 1, 2007. FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Based on its review of the latest information available, in the opinion of management, the ultimate liability of the Company for the pending matters referred to above is not likely to have a material adverse effect on the Company’s consolidated financial condition, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period. This opinion is subject to the contingencies described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”.

Item 1A. Risk Factors

There have been no material changes since December 31, 2007 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2008

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
January 1-31	3,646,572	$34.57	3,632,500	$1,898.5 million
February 1-29	1,788,198	$36.88	1,761,200	$1,833.6 million
March 1-31	2,275,488	$35.42	2,088,945	$1,759.6 million

Total	7,710,258		7,482,645

(1)	Includes the surrender to the Company of 14,072 shares of common stock in January; 26,998 shares in February; and 186,543 shares in March; for a total of 227,613 shares for the first quarter of 2008, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program, which the Company completed during January 2008. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program, which the Company began repurchasing shares under in January 2008 after completing the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the first quarter of 2008, Moody’s repurchased 7.5 million shares of it’s common stock, at an aggregate cost of $264.5 million, and issued 1.0 million shares under employee stock-based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on three items at the Annual Meeting of Stockholders held on April 22, 2008:

1.	The election of three Class I directors of the Company each to serve a three-year term;

2.	The ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the year 2008; and

3.	A stockholder proposal to adopt simple majority vote requirements in the Company’s charter and by-laws.

At the Annual Meeting:

1. The nominees for Class I directors to each serve a three-year term were elected based upon the following votes:

Nominee	Votes For	Votes Against	Abstain
Robert R. Glauber	208,648,963	2,172,669	2,051,714
Connie Mack	208,409,754	2,446,250	2,017,342
Nancy S. Newcomb	209,296,926	1,513,416	2,063,004

The Company’s directors whose terms continued after the Annual Meeting are: Ewald Kist, Henry A. McKinnell, Jr., John K. Wulff, Basil L. Anderson and Raymond W. McDaniel, Jr.

2. The appointment of KPMG LLP as the independent registered public accounting firm of the Company for the year 2008 was ratified as follows:

209,874,278	votes for appointment
1,188,771	votes against
1,810,297	abstentions

3. The stockholder proposal to adopt simple majority vote requirements in the Company’s charter and by-laws was defeated as follows:

77,175,270	votes for
108,077,705	votes against
3,654,337	abstentions
23,966,034	broker non-votes

Item 5. Other events

2008 Term Loan

On May 7, 2008, Moody’s Corporation entered into a five-year, unsecured term loan, in an aggregate principal amount of $150 million. Interest on borrowings under the 2008 Term Loan, which expires on May 7, 2013, is payable at rates that are based on LIBOR, plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Earning Coverage Ratio. The outstanding borrowings shall amortize beginning in 2011, in accordance with the schedule of payments set forth in the 2008 Term Loan.

The 2008 Term Loan, similar to the Company’s 2007 Facility, contains covenants that, among other things, restrict the ability of the Company to engage, or to permit its subsidiaries to engage in certain mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also contains an Earnings Coverage Ratio maintenance covenant, as well as limits on the amount of debt that subsidiaries of the Company may incur. Upon the occurrence of certain events, such as failure to pay principal, interest or fees, the failure to comply with covenants, inaccuracy of representations or warranties, change of control, material judgments and certain other events constituting an event of default under the 2008 Term Loan, all loans outstanding under the 2008 Term Loan (including accrued interest and fees payable thereunder) may be declared immediately due and payable. A copy of the 2008 Term Loan is filed as an exhibit to this Quarterly Report.

Also on May 7, 2008, the Company entered into an interest rate swap with a notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan.

Officer Resignation

On May 7, 2008, Brian Clarkson resigned from his position as President and Chief Operating Officer of Moody’s Investors Service, effective May 7, 2008. Mr. Clarkson will remain an employee of MIS until July 31, 2008.

In addition to receiving 52 weeks of salary and benefits continuation under the Moody’s Career Transition Plan as described in Moody’s 2008 Proxy Statement and participation in the 2008 Executive Performance Incentive Compensation Plan (under which Mr. Clarkson will be paid a prorated bonus in the first quarter of 2009 representing 7/12 of his target bonus), Mr. Clarkson is a participant in Moody’s Supplemental Executive Benefit Plan. The SEBP features a “cliff vesting” provision pursuant to which any SEBP participant who terminates employment with the Company before both reaching the age of 55 and accumulating 10 years of service will have his SEBP benefits reduced by 60% of the otherwise accrued benefit. The board of directors of the Company has exercised its authority to waive the reduction in benefits for pre-age 55 termination and grant Mr. Clarkson the full value of his accrued SEBP benefit, otherwise in accordance with the plan terms.

The Board also provided that Mr. Clarkson’s departure from the Company will be treated as a retirement under the Company’s equity plans. As a consequence, his restricted stock grants will vest in full and all restrictions on such shares will lapse upon his termination and his unvested stock options (other than the grant he received in 2008) will continue to vest and (together with his vested stock options) be exercisable for five years from the date of termination or, if shorter, the remaining stated term of each option.

Item 6. Exhibits

Exhibit No.		Description
3		ARTICLES OF INCORPORATION AND BY-LAWS

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008).

4		INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	.1*	Five-Year Credit Agreement dated as of May 7, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, Bank of China and Fifth Third Bank, as co-syndication agents, Barclays Commercial Bank, as documentation agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Commerce Bank, N.A., as co-agents, J.P. Morgan Securities, Inc., as lead arranger and bookrunner, and the lenders party thereto.

10		MATERIAL AGREEMENTS

	.1	Agreement for Lease dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008).

	.2	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant filed number 1-14037, filed February 12, 2008).

	.3*	Moody’s Corporation Career Transition Plan.

16		LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT

	.1	Letter from PricewaterhouseCoopers LLP, dated March 5, 2008 (incorporated by reference to Exhibit 16.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008).

31		CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 8, 2008

By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)

Date: May 8, 2008