Form 10-Q
period 2008-06-30
MOODYS CORP /DE/
filed 2008-08-05
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2008
Common Stock, par value $0.01 per share	243.7 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation - a former affiliate of Old D&B

Analytics	Moody’s Analytics - reportable segment of MCO formed in January 2008 which combines MKMV, the sales of MIS research and other MCO non-rating commercial activities

ARCs	Auction rate certificates

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, to be occupied by the Company in the second half of 2009

CDO	Collateralized debt obligation

CESR	Committee of European Securities Regulators

Cognizant	Cognizant Corporation - a former affiliate of Old D&B, which comprised the IMS Health and NMR businesses

Commission	European Commission

Common Stock	the Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CREF	Commercial real estate finance

D&B Business	Old D&B’s Dun & Bradstreet operating company

Debt/EBITDA	Ratio of Total Debt to EBITDA

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies—Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation, amortization and extraordinary gains or losses

ECAIs	External Credit Assessment Institutions

EU	European Union

EUR	euros

EMEA	Represents countries within Europe, the Middle East and Africa

Evaluation Date	Dates as of the end of this report regarding evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures

Excess tax benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

FSF	Financial Stability Forum

TERM	DEFINITION
FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-7	Group of 7 Finance Minister and Central Bank Authorities

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant, which provides services to the pharmaceutical and healthcare industries

IRS	Internal Revenue Service

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies issued by IOSCO

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

MA	Moody’s Analytics - a reportable segment of MCO formed in January 2008 which combines the operations of MKMV, the sales of MIS research and other MCO non-rating commercial activities

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes and Series 2007-1 Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MIS	Moody’s Investors Service – a reportable segment of MCO

MIS Code	Moody’s Investors Service Code of Professional Conduct

MKMV	Moody’s KMV – a reportable segment of MCO prior to January 2008

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

New D&B	The New D&B Corporation - which comprises the D&B business

NM	Not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant, which is a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organizations

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Operating, SG&A	Operating, selling, general and administrative expenses

Plan	The Company’s 2007 restructuring plan

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PWG	President’s Working Group on Financial Markets

R&I	Rating and Investment Information, Inc - Credit Rating Business

Reform Act	Credit Rating Agency Reform Act of 2006

RMBS	Residential mortgage-backed security

SEC	Securities and Exchange Commission

Series 2005-1 Notes	$300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

TERM	DEFINITION
Series 2007-1 Notes	$300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFAS	Statement of Financial Accounting Standards

SFAS No. 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS No. 88	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits”

SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS No. 112	SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”

SFAS No. 123	SFAS No. 123 “Accounting for Stock-Based Compensation”

SFAS No. 123R	SFAS No. 123R, “Share-Based Payment” (Revised 2004)

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS No. 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS No. 157	SFAS No. 157, “Fair Value Measurements”

SFAS No. 159	“The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”

SFAS No. 162	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable incurred in the ordinary course of business

UTBs	Unrecognized tax benefits

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	$1 billion revolving credit facility entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

7WTC	7 World Trade Center - Corporate headquarters

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$487.6	$646.1	$918.3	$1,229.1

Expenses
Operating, selling, general and administrative	237.3	273.3	456.9	541.3
Restructuring	(0.2)	—	(0.9)	—
Depreciation and amortization	16.8	9.1	29.3	19.4

Total expenses	253.9	282.4	485.3	560.7

Operating income	233.7	363.7	433.0	668.4

Interest (expense) income, net	(12.4)	8.8	(23.9)	6.7
Other non-operating income	0.1	9.0	8.5	7.8

Income before provision for income taxes	221.4	381.5	417.6	682.9
Provision for income taxes	86.2	119.6	161.7	245.6

Net income	$135.2	$261.9	$255.9	$437.3

Earnings per share
Basic	$0.55	$0.97	$1.04	$1.60

Diluted	$0.54	$0.95	$1.03	$1.56

Weighted average shares outstanding
Basic	244.6	269.6	246.0	273.6

Diluted	248.1	276.0	249.5	280.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$380.1	$426.3
Short-term investments	12.7	14.7
Accounts receivable, net of allowances of $17.2 in 2008 and $16.2 in 2007	415.2	443.6
Deferred tax assets, net	34.3	13.1
Other current assets	70.5	91.4

Total current assets	912.8	989.1
Property and equipment, net of accumulated depreciation of $122.6 in 2008 and $120.9 in 2007	235.7	214.6
Goodwill	205.8	179.9
Intangible assets, net	65.5	56.9
Deferred tax assets, net	162.5	166.3
Other assets	82.1	107.8

Total assets	$1,664.4	$1,714.6

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Commercial paper	$102.0	$551.9
Revolving credit facility	425.0	—
Accounts payable and accrued liabilities	198.9	371.3
Deferred revenue	434.7	426.0

Total current liabilities	1,160.6	1,349.2
Non-current portion of deferred revenue	123.5	121.1
Long-term debt	750.0	600.0
Unrecognized tax benefits	175.4	156.1
Other liabilities	276.7	271.8

Total liabilities	2,486.2	2,498.2

Contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2008 and December 31, 2007	3.4	3.4
Capital surplus	372.7	387.9
Retained earnings	2,892.9	2,661.1
Treasury stock, at cost; 99,248,256 and 91,495,426 shares of common stock at June 30, 2008 and December 31, 2007, respectively	(4,117.9)	(3,851.6)
Accumulated other comprehensive income	27.1	15.6

Total shareholders’ deficit	(821.8)	(783.6)

Total liabilities and shareholders’ deficit	$1,664.4	$1,714.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$255.9	$437.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	29.3	19.4
Stock-based compensation expense	29.2	47.7
Excess tax benefits from stock-based compensation plans	(5.5)	(42.8)
Legacy tax	(7.8)	(52.3)
Changes in assets and liabilities:
Accounts receivable	32.1	(6.9)
Other current assets	0.6	3.3
Other assets	27.9	(9.5)
Accounts payable and accrued liabilities	(137.2)	(25.9)
Restructuring	(17.6)	—
Deferred revenue	7.4	47.1
Other liabilities	32.4	59.1

Net cash provided by operating activities	246.7	476.5

Cash flows from investing activities
Capital additions	(44.0)	(93.3)
Purchases of short-term investments	(6.1)	(177.7)
Sales and maturities of short-term investments	6.9	239.7
Cash paid for acquisitions, net of cash acquired	(38.6)	(5.1)
Insurance recovery	0.9	—

Net cash used in investing activities	(80.9)	(36.4)

Cash flows from financing activities
Borrowings under revolving credit facility	425.0	410.0
Issuance of commercial paper	7,655.7	—
Repayment of commercial paper	(8,105.5)	—
Net proceeds from stock plans	16.5	41.4
Proceeds from term loan	150.0	—
Cost of treasury shares repurchased	(327.9)	(942.6)
Excess tax benefits from stock-based compensation plans	5.5	42.8
Payment of dividends	(49.2)	(43.9)
Debt issuance costs and related fees	(0.7)	—
Payments under capital lease obligations	(0.9)	(0.9)

Net cash used in financing activities	(231.5)	(493.2)
Effect of exchange rate changes on cash and cash equivalents	19.5	6.6

Decrease in cash and cash equivalents	(46.2)	(46.5)
Cash and cash equivalents, beginning of the period	426.3	408.1

Cash and cash equivalents, end of the period	$380.1	$361.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software, and credit portfolio management solutions and (iii) beginning in January 2008, fixed income pricing data and valuation models. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the business reorganization announced in August 2007. As a result of the reorganization, the rating agency remains in the MIS operating company and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities, including MKMV and sales of MIS research, are now combined under a new operating company known as Moody’s Analytics. Moody’s now reports in two new reportable segments: MIS and MA. The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing and valuation services, and specialized consulting services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

The Company operated as part of Old D&B until September 30, 2000, when Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B. At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company. The remaining business of Old D&B consisted solely of the business of providing ratings and related research and credit risk management services and was renamed Moody’s Corporation. For purposes of governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution and to provide for an orderly transition, the Company and New D&B entered into various agreements including a distribution agreement, tax allocation agreement and employee benefits agreement.

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock compensation cost and associated tax benefit included in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock compensation cost	$18.0	$26.5	$29.2	$47.7
Tax benefit	$6.7	$10.0	$10.8	$18.2

During the first half of 2008, the Company granted 3.1 million employee stock options, which had a weighted average grant date fair value of $9.78 per share. The Company also granted 0.6 million shares of restricted stock in the first half of 2008, which had a weighted average grant date fair value of $38.04 per share.

As of June 30, 2008, there was $71.6 million and $55.8 million of total unrecognized compensation expense related to options and non-vested restricted stock, respectively, which are both expected to be recognized over a weighted average period of 1.3 years.

The following tables summarize information relating to stock option exercises and the vesting of restricted stock awards for the six months ended June 30:

Stock option exercises:
	2008	2007
Proceeds from stock option exercises	$16.5	$49.0
Aggregate intrinsic value	$15.6	$108.5
Tax benefit realized upon exercise	$6.2	$43.0

Restricted stock vesting:
	2008	2007
Fair value of vested shares	$22.7	$41.7
Tax benefit realized upon vesting	$8.6	$16.4

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 38.9% and 31.3% for the three month periods ended June 30, 2008 and 2007, respectively and 38.7% and 36.0% for the six month periods ended June 30, 2008 and 2007, respectively. The effective rate for all periods presented was impacted by Legacy Tax Matters. The 2008 and 2007 rates reflect non-taxable other non operating income of $6.4 million and $14.4 million, respectively and the 2007 rate also reflects a $27.3 million tax benefit. Excluding the impact for these Legacy Tax Matters in both years, the second quarter rate was flat year over year and there was a decrease in the year to date effective tax rate as compared to the prior year, primarily due to a larger portion of consolidated taxable income being generated from international sources, which is taxed at a rate lower than the U.S. statutory rate.

Moody’s implemented the provisions of FIN 48 on January 1, 2007, resulting in a reduction to retained earnings of $43.3 million. The Company classifies interest related to FIN 48 tax liabilities in interest expense in its condensed consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the second quarter and year to date period of 2008, the Company increased its UTBs by $9.6 million ($7.6 million, net of tax) and $19.3 million ($14.6 million, net of tax), respectively, primarily relating to U.S. tax matters

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state and local and foreign jurisdictions. Tax filings in New York City for the years 2001 through 2004 and in the U.K. for the years 2001 through 2005 are under examination.

For current ongoing audits related to open tax years, the Company estimates that it is possible that the balance of UTBs could decrease in the next twelve months as a result of the effective settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which might necessitate increases to the balance of UTBs. As the Company is unable to predict the timing of conclusion of these audits, the Company is unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure for all open tax years by tax jurisdiction in accordance with the provisions of FIN 48. Additionally, the Company is seeking tax rulings on certain tax positions which, if granted, could decrease the balance of UTBs over the next twelve months, however, due to the uncertainty involved with this process, the Company is unable to estimate the amount of changes to the balance of UTBs at this time.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic	244.6	269.6	246.0	273.6
Dilutive effect of shares issuable under stock-based compensation plans	3.5	6.4	3.5	6.8

Diluted	248.1	276.0	249.5	280.4

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	11.0	5.5	11.1	5.6

The calculation of diluted earnings per share requires certain assumptions regarding the use of proceeds that would be received upon the exercise of stock options. Such proceeds include the excess tax benefit that would be received upon exercise of options outstanding as of June 30, 2008 and 2007, which are based on deferred tax assets assumed to be calculated under the provisions of SFAS No. 123R.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost with remaining contractual maturities ranging from one month to 11 months and one month to ten months as of June 30, 2008 and December 31, 2007, respectively. Interest and dividends are recorded into income when earned.

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In December 2007, the Company commenced a hedging program to protect against foreign currency exposure from forecasted billings and related revenue denominated in the euro and the British pound. Foreign currency derivative options were entered into to hedge such exposures and are designated as cash flow hedges. These option contracts have maturities between one and fifteen months. As of June 30, 2008 all contracts were set to expire at various times through August 30, 2009. The following table summarizes the notional amounts of the Company’s outstanding options and the fair value of the asset recorded in the condensed consolidated balance sheets:

Currency Pair of Option Notional Amount	June 30, 2008	December 31, 2007
GBP/USD	£11.0 million	£7.9 million
EUR/USD	€17.9 million	€16.7 million
EUR/GBP	€37.0 million	€61.5 million
Fair value of derivative asset	$1.2 million	$2.3 million

The amount of unrecognized FX hedge losses recorded in other comprehensive loss as of June 30, 2008 was $2.2 million and was immaterial at December 31, 2007. The amount of the hedges’ ineffectiveness for the three and six months ended June 30, 2008 and 2007 recorded within revenue in the consolidated statements of operations was immaterial. Gains and losses reported in other comprehensive income are reclassified into earnings as the underlying transaction is recognized. As of June 30, 2008 the existing realized losses expected to be classified to earnings in the next twelve months amount to $0.4 million.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 11. These are designated as cash flow hedges. The amount of unrecognized hedging gains, net of tax, reported in other comprehensive income was $1.1 million for the three and six months ended June 30, 2008. Changes in the fair value of the related derivative instrument are included in accumulated other comprehensive income.

NOTE 7. ACQUISITIONS

BQuotes, Inc.

In January 2008, a subsidiary of the Company acquired BQuotes, Inc., a global provider of price discovery tools and end-of-day pricing services for a wide range of fixed income securities. The acquisition of BQuotes enhances MA’s product offering in the pricing and valuation of fixed income securities, augmenting MA’s efforts to deliver tools that facilitate price transparency in global fixed income markets, especially for complex structured securities and derivative instruments. The purchase price was not material and the near term impact to operations and cash flow is not expected to be material. There may be additional payments made to the seller in 2008 and 2009 which are contingent upon the performance of BQuotes and are not expected to be material.

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

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2008			Year Ended December 31, 2007
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$11.4	$168.5	$179.9	$9.4	$166.7	$176.1
Additions	0.6	25.8	26.4	1.9	1.8	3.7
Foreign currency translation adjustments	(0.5)	—	(0.5)	0.1	—	0.1

Ending balance	$11.5	$194.3	$205.8	$11.4	$168.5	$179.9

Intangible assets and related amortization consisted of:

	June 30, 2008	December 31, 2007
Customer lists (11.2 year weighted average life)	$64.1	$62.7
Accumulated amortization	(34.7)	(31.8)

Net customer lists	29.4	30.9

Trade secret (12.0 year weighted average life)	25.5	25.5
Accumulated amortization	(5.5)	(4.4)

Net trade secret	20.0	21.1

Other (8.7 year weighted average life)	29.0	16.1
Accumulated amortization	(12.9)	(11.2)

Net other	16.1	4.9

Total intangible assets, net	$65.5	$56.9

Amortization expense for the six months ended June 30, 2008 and 2007 was $5.4 million and $4.8 million, respectively.

Estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2008 (after June 30)	$4.9
2009	9.3
2010	9.2
2011	8.8
2012	8.3
Thereafter	25.0

Finite-lived intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate the assets may be impaired. If the estimated fair value is less than its carrying amount, a loss is recognized. As of June 30, 2008 and December 31, 2007, there were no impairments to goodwill or other intangible assets.

NOTE 9. RESTRUCTURING

During the fourth quarter of 2007, the Company committed to a restructuring plan to reduce global head count by approximately 275 positions, or approximately 7.5% of the workforce, in response to both the Company’s reorganization and to a decline in current and anticipated issuance of rated debt securities in some market sectors. Included in the Plan is a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA, and (iii) an anticipated decline in new securities issuance in some market sectors. The Plan also calls for the termination of technology contracts as well as the outsourcing of certain technology functions which began in the first half of 2008. The Plan is expected to be substantially completed by December 31, 2008.

The Company’s restructuring accounting comes under the scope of the following GAAP: SFAS No. 112 for severance relating to employee terminations, SFAS No. 88 for pension settlements and curtailments, and SFAS No. 146 for contract termination costs and other exit activities.

Restructuring amounts for the three and six months ended June 30, 2008 were $(0.2) million and $(0.9) million, respectively, due primarily to adjustments of previous estimates for severance costs associated with the Plan. As of June 30, 2008, there was $23.6 million of accrued restructuring expenses of which approximately $16 million will be paid in 2008 and 2009. Payments related to the unfunded pension liability will commence when the affected employees reach retirement age beginning in 2009 and will continue in accordance with plan provisions.

Changes to the restructuring liability during the six months ended June 30, 2008 were as follows:

	Severance	Pension Settlements	Total Employee Termination Costs	Contract Termination Costs	Total Restructuring Liability
Balance December 31, 2007	$29.0	$8.1	$37.1	$4.1	$41.2
Cash payments	(17.2)	—	(17.2)	—	(17.2)
Costs incurred and adjustments	(1.5)	—	(1.5)	1.1	(0.4)

Balance at June 30, 2008	$10.3	$8.1	$18.4	$5.2	$23.6

Recorded in accounts payable and accrued liabilities as of June 30, 2008 is $15.5 million, comprised of severance and contract termination costs. Additionally, pension settlements are recorded within other liabilities.

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

The components of net periodic expense related to the Post-Retirement Plans are as follows:

	Pension Plans		Other Post-Retirement Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic expense
Service cost	$3.2	$3.4	$0.2	$0.2
Interest cost	2.5	2.0	0.2	0.1
Expected return on plan assets	(2.5)	(2.3)	—	—
Amortization of net actuarial loss from earlier periods	0.1	0.6	—	—
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—
Curtailment loss	1.0	—	—	—
Cost of special termination benefits	2.8	—	—	—

Net periodic expense	$7.2	$3.8	$0.4	$0.3

	Pension Plans		Other Post-Retirement Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic expense
Service cost	$6.2	$6.2	$0.4	$0.4
Interest cost	4.9	4.0	0.3	0.3
Expected return on plan assets	(5.0)	(4.5)	—	—
Amortization of net actuarial loss from earlier periods	0.1	1.1	—	—
Amortization of prior service costs from earlier periods	0.2	0.2	—	0.1
Curtailment loss	1.0	—	—	—
Cost of special termination benefits	2.8	—	—	—

Net periodic expense	$10.2	$7.0	$0.7	$0.8

The curtailment loss and the cost of special termination benefits in 2008 relates to the accelerated recognition of prior service costs for a participant in the Company’s Supplemental Executive Benefit Plan.

The Company made payments of $0.4 million to its unfunded pension plans and $0.2 million to its other post-retirement plans during the six months ended June 30, 2008. The Company presently anticipates making additional payments of $0.4 million to its unfunded pension plans and $0.2 million to its other post-retirement plans during the remainder of 2008.

NOTE 11. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2008	December 31, 2007
2007 Facility	$425.0	$—
Commercial paper, net of unamortized discount of $0.1 million at June 30, 2008 and $0.7 million at December 31, 2007	102.0	551.9
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	—

Total Debt	1,277.0	1,151.9
Less: current portion	(527.0)	(551.9)

Total long-term debt	$750.0	$600.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a commercial paper program on a private placement basis under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP

Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement. The weighted average interest rate on CP borrowings outstanding was 2.93% and 5.13% as of June 30, 2008 and December 31, 2007, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On September 7, 2007, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its 6.06% Series 2007-1 Senior Unsecured Notes due 2017 pursuant to the 2007 Agreement. The Series 2007-1 Notes have a ten-year term and bear interest at an annual rate of 6.06%, payable semi-annually on March 7 and September 7 of each year. Under the terms of the 2007 Agreement, the Company may, from time to time within five years, in its sole discretion, issue additional series of senior notes in an aggregate principal amount of up to $500.0 million pursuant to one or more supplements to the 2007 Agreement. The Company may prepay the Series 2007-1 Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make Whole Amount. The 2007 Agreement contains covenants that limit the ability of the Company, and certain of its subsidiaries to, among other things: enter into transactions with affiliates, dispose of assets, incur or create liens, enter into any sale-leaseback transactions, or merge with any other corporation or convey, transfer or lease substantially all of its assets. The Company must also not permit its Debt/EBITDA ratio to exceed 4.0 to 1.0 at the end of any fiscal quarter.

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

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan is payable quarterly at rates that are based on the LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio. The outstanding borrowings shall amortize beginning in 2010 in accordance with the schedule of payments set forth in the 2008 Term Loan outlined in the table below.

The 2008 Term Loan contains restrictive covenants that, among other things, restrict the ability of the Company to engage, or to permit its subsidiaries to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also limits the amount of debt that subsidiaries of the Company may incur. In addition, the 2008 Term Loan contains a financial covenant that requires the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

The principal payments due on the 2008 Term Loan through its maturity are as follows:

Year ending December 31,
2010	$3.8
2011	11.3
2012	71.2
2013	63.7

$150.0

Also on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Fair market value adjustments relating to fluctuations in the interest rate are recorded into other comprehensive income at the end of each period, while adjustments to interest expense are recorded quarterly when interest payments are made. At June 30, 2008, the fair value of the interest rate swap was an asset of $1.8 million.

Interest (expense) income, net

The following table summarizes the components as presented in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income	$3.2	$3.2	$10.2	$8.6
Expense on borrowings	(14.3)	(8.5)	(29.7)	(12.5)
FIN 48 and other tax related liabilities	(3.7)	(4.1)	(6.8)	(7.6)
Interest expense reduction (a)	2.3	17.5	2.3	17.5
Interest capitalized	0.1	0.7	0.1	0.7

Total	$(12.4)	$8.8	$(23.9)	$6.7

(a)	Represents a reduction of accrued interest due to the resolution of Legacy Tax Matters as further discussed in Note 12 below.

At June 30, 2008, the Company was in compliance with all covenants contained within the 2007 Facility, the CP Program, 2005 Agreement, the 2007 Agreement and the 2008 Term Loan. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

NOTE 12. CONTINGENCIES

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings pursuant to SEC rules and other pending matters as it may determine to be appropriate.

As a result of recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. Moody’s is also cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The Company intends to move to dismiss both complaints.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the United States District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the United States District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company intends to move for dismissal of the consolidated amended complaint.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. For income tax matters, the Company employs the prescribed methodology of FIN 48 implemented as of January 1, 2007 which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The Company cannot predict the ultimate impact that any of the legislative, regulatory, enforcement or litigation matters may have on how its business is conducted and thus its competitive position, financial position or results of operations. Based on its review of the latest information available, in the opinion of management, the ultimate monetary liability of the Company for the pending matters referred to above (other than the Legacy Tax Matters that are discussed below) is not likely to have a material adverse effect on the Company’s consolidated financial position, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period.

Legacy Tax Matters

Moody’s continues to have exposure to certain Legacy Tax Matters. The following description of the relationships among Moody’s, New D&B and their predecessor entities is important in understanding the Legacy Tax Matters.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of June 30, 2008, the Company continues to carry a liability of $1.9 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $14 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions

This Legacy Tax Matter, which was affected by developments in June 2007 and 2008 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million for the three and six months ended June 30, 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B in the three and six months ended June 30, 2008.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of June 30, 2008, Moody’s liability with respect to this matter totaled $46.8 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $57 million of these deposits ($24.6 million for New D&B and $31.9 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices. As noted above, in November 2007 the IRS used $7.9 million of Moody’s portion of the deposit to satisfy an assessment and related interest. Additionally, in the first quarter of 2008 the IRS returned to Moody’s $33.1 million in connection with this matter, which includes $3.0 million of interest. In July 2008, the IRS paid Moody’s the remaining $1.8 million balance of the original deposit.

At June 30, 2008, Moody’s has recorded liabilities for Legacy Tax Matters totaling $49.6 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

NOTE 13. COMPREHENSIVE INCOME

The components of total comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$135.2	$261.9	$255.9	$437.3
Realized/unrealized losses on cash flow hedges	0.8	—	(1.1)	—
Net realized losses on cash flow hedges amortized to statement of operations	0.4	—	0.6	0.1
Foreign currency translation	(2.8)	3.9	11.2	3.9
Amortization and recognition of actuarial losses and prior service costs	0.9	0.4	0.8	0.8

Total	$134.5	$266.2	$267.4	$442.1

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

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company, all of which were previously included in the former MIS segment, are allocated to each new segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal. “Eliminations” in the table below represents intersegment royalty revenue/expense.

Below is financial information by segment, MIS revenue by business unit and consolidated revenue information by geographic area, each for the three and six month periods ended June 30, 2008 and 2007, and total assets by segment as of June 30, 2008 and December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

Financial Information by Segment

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$371.5	$131.8	$(15.7)	$487.6	$685.7	$264.3	$(31.7)	$918.3
Expenses:
Operating, SG&A	170.1	82.9	(15.7)	237.3	323.5	165.1	(31.7)	456.9
Restructuring	0.2	(0.4)	—	(0.2)	(0.4)	(0.5)	—	(0.9)
Depreciation and amortization	10.7	6.1	—	16.8	17.7	11.6	—	29.3

Total	181.0	88.6	(15.7)	253.9	340.8	176.2	(31.7)	485.3

Operating income	$190.5	$43.2	$—	$233.7	$344.9	$88.1	$—	$433.0

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$543.6	$115.9	$(13.4)	$646.1	$1,029.1	$226.5	$(26.5)	$1,229.1
Expenses:
Operating, SG&A	206.2	80.5	(13.4)	273.3	406.0	161.8	(26.5)	541.3
Depreciation and amortization	4.8	4.3	—	9.1	9.8	9.6	—	19.4

Total	211.0	84.8	(13.4)	282.4	415.8	171.4	(26.5)	560.7

Operating income	$332.6	$31.1	$—	$363.7	$613.3	$55.1	$—	$668.4

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

The tables below presents revenue by line of business within each new segment and the related intra-segment realignment for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
MIS:
Structured finance	$120.1	$273.9	$227.3	$525.1
Corporate finance	97.4	125.9	168.9	229.2
Financial institutions	72.1	72.0	136.1	138.8
Public, project and infrastructure finance	66.2	58.4	121.7	109.5

Total external revenue	355.8	530.2	654.0	1,002.6
Intersegment royalty	15.7	13.4	31.7	26.5

Total	371.5	543.6	685.7	1,029.1

MA:
Subscriptions	117.0	102.1	235.3	201.6
Software	9.5	9.8	19.0	17.6
Consulting	5.3	4.0	10.0	7.3

Total	131.8	115.9	264.3	226.5

Eliminations	(15.7)	(13.4)	(31.7)	(26.5)

Total Company	$487.6	$646.1	$918.3	$1,229.1

Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$263.5	$399.1	$496.3	$777.7
International:
EMEA	158.6	182.7	299.3	335.2
Other	65.5	64.3	122.7	116.2

Total International	224.1	247.0	422.0	451.4

Total	$487.6	$646.1	$918.3	$1,229.1

Total Assets by Segment

	June 30, 2008				December 31, 2007
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$565.4	366.7	732.3	$1,664.4	$548.9	376.7	789.0	$1,714.6

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, prepaid pension costs, unallocated property and equipment and deferred tax assets.

NOTE 15. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the implementation of SFAS No. 162 to have a material effect on its consolidated financial condition, results of operations, and cash flows.

NOTE 16. SUBSEQUENT EVENTS

On July 28, 2008, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on September 10, 2008 to shareholders of record at the close of business on August 20, 2008.

On July 31, 2008, Standard and Poor’s affirmed its A-1 rating on Moody’s CP Program and removed Moody’s from the credit watch list where it was placed on May 22, 2008 for possible downgrade.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 38 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software and credit portfolio management solutions and (iii) beginning in January 2008, fixed income pricing data and valuation models. Moody’s operates in two reportable segments MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing and valuation services, and specialized consulting services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical credit related events.

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

The following is a discussion of the results of operations of the new segments, excluding the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company, all of which were previously included in the former MIS segment, are allocated to each new segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended June 30, 2008 compared with Three Months Ended June 30, 2007

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,
	2008	2007	% change
Revenue:
United States	$263.5	$399.1	(34.0%)
International	224.1	247.0	(9.3%)

Total	$487.6	$646.1	(24.5%)

Operating, SG&A expenses	$237.3	$273.3	(13.2%)
Operating income	$233.7	$363.7	(35.7%)
Interest expense (income), net	$12.4	$(8.8)	NM
Net income	$135.2	$261.9	(48.4%)

Consolidated revenue was $487.6 million, a decrease of $158.5 million from the same quarter last year, due to declines in fees from new issuance activity across most sectors and asset classes in the MIS segment partially offset by growth in recurring ratings revenue and strong growth from the MA segment.

U.S. revenue of $263.5 million decreased $135.6 million from prior year and accounted for 54% of total revenue compared to 62% in 2007 reflecting a greater impact of the credit market deterioration in the U.S. and the weaker U.S. dollar compared to other major currencies. The weak financial markets and tight credit conditions continue to significantly impede new issuance activity for most products within SFG and for the bank loan and speculative grade ratings areas of CFG.

International revenue was $224.1 million, a decrease of $22.9 million from 2007, reflecting significant declines in issuance activity within the structured markets partially offset by increases in new issuances within the European corporate and banking sectors. Favorable FX movements contributed approximately $13 million to international revenue.

Operating, SG&A expenses of $237.3 million decreased $36.0 million from 2007, primarily due to a $20.6 million decline in incentive compensation reflecting weaker financial performance compared to prior year and $8.5 million lower stock-based compensation which was mostly related to the restructucturing actions taken in the fourth quarter of 2007 and a lower Black-Scholes value for the 2008 grants compared to the prior years grants. Included in compensation expense was a one-time cost of approximately $6 million related to executive severance.

Depreciation and amortization of $16.8 million increased $7.7 million from 2007 due to the 7WTC buildout and approximately $4 million of accelerated depreciation related to the closure of the New Jersey office.

Operating income of $233.7 million declined $130.0 million from prior year and Moody’s operating margin of 47.9% decreased from 56.3% in 2007, primarily reflecting the significant declines in global MIS revenue, partially offset by expense reductions. Foreign exchange positively impacted operating income by approximately $9 million.

Net interest expense was $12.4 million compared to net interest income of $8.8 million in 2007 primarily due to $9 million of incremental interest expense relating to borrowings not outstanding in the prior year, i.e., CP, the Series 2007-1 Notes and the 2008 Term Loan. Additionally, there was a reversal of accrued interest relating to a Legacy Tax Matter in 2008 and 2007 of $2.3 million and $17.5 million, respectively.

Other non-operating income of $0.1 million in 2008 decreased $8.8 million due primarily to $6.4 million of income relating to a Legacy Tax Matter in 2008 compared to $14.4 million in 2007.

Moody’s effective tax rate of 38.9% increased from 31.3% in 2007. The 2007 rate included a $27.3 million Legacy Tax Matter benefit. Additionally, other non-operating income included the aforementioned Legacy Tax Matter income which was non-taxable. (See Contingencies – Legacy Tax Matters below). Excluding these benefits in 2008 and 2007 the effective tax rate would have been 40.1% and 40.0%, respectively.

Net income was $135.2 million, a decrease of $126.7 million from 2007, reflecting revenue declines outpacing cost reductions as well as a $44.5 million decrease in net benefits associated with a Legacy Tax Matter. Excluding these Legacy Tax Matter benefits in 2008 and 2007, net income of $127.4 million decreased $82.2 million, or 39.2%, and diluted earnings per share of $0.51, decreased $0.25, or 32.9%, from $0.76 in the prior year which was a smaller percentage decrease than net income primarily due to share repurchases.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further analysis and commentary:

	Three Months Ended June 30,
	2008	2007	% change
Revenue:
Structured finance	$120.1	$273.9	(56.2%	)
Corporate finance	97.4	125.9	(22.6%	)
Financial institutions	72.1	72.0	0.0%
Public, project and infrastructure finance	66.2	58.4	13.4%

Total	$355.8	$530.2	(32.9%	)

Operating, SG&A expenses	$170.1	$206.2	(17.5%	)
Operating income	$174.8	$319.2	(45.2%	)

Global revenue was $355.8 million, down $174.4 million from prior year with SFG accounting for 88% of the decrease. In the U.S., revenue of $198.9 million decreased $141.3 million, or 42%, from 2007. International revenue of $156.9 million decreased $33.1 million, or 17% from prior year, which included a positive FX impact of approximately $10 million. Relationship and transaction revenue during the quarter were split 41% and 59%, respectively, compared to a split of 25% and 75%, respectively, in 2007, reflecting lower new issuance revenue in the current quarter compared to prior year. Relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations, while transaction revenue represents the initial rating of a new debt issuance as well as other one-time fees.

Global SFG revenue decreased $153.8 million from prior year, with 79% of the decline occurring within the U.S. due to lower new issuance activity. Transaction based revenue was 58% in 2008 compared to 81% a year earlier. Revenue in the U.S. was $60.6 million, a decrease of $121.6 million from a year ago due to declines in Derivatives, RMBS and CREF of $49 million or 69%, $36 million or 90% and $24 million or 63%, respectively. Dollar volume issuance and the number of transactions for Derivatives was down substantially compared to prior year due to continued weakness in the credit markets and investors shift to less complex deal structures. The number of RMBS deals and dollar issuance both were down compared to the second quarter last year. Dollar volume issuance for CMBS decreased and the number of new issues declined from the same quarter in 2007. Internationally, revenue of $59.5 million decreased $32.2 million, or 35%, from prior year, primarily due to declines in Derivatives and CREF of approximately $14 million each, offset slightly by 12% growth in RMBS, due to an increase in new transactions within EMEA compared to prior year. FX contributed approximately $5 million to international revenue

Global CFG revenue was down $28.5 million from prior year, largely due to a reduction in rateable issuance volume resulting from a decline in merger and acquisition activity and corporate yield spreads remaining higher than 2007. Revenue from new issuance activity was 64% of total CFG in 2008, compared to 75% in 2007. In the U.S., revenue was $56.7 million, a decrease of $25.3 million, or 31%, from 2007 mostly due to a $23.2 million or 70% and $7.4 million or 43% decline in the bank loans and speculative grade sectors, respectively. Dollar issuance for bank loans and speculative grade securities in the U.S. were down significantly compared to the same quarter last year. This was partially offset by investment grade revenue growth of approximately $5 million or 45% due to an increase in U.S. investment grade dollar issuance compared to prior year. International revenue was $40.7 million, a decrease of $3.2 million, or 7%, from 2007, led by declines in speculative grade and bank loan revenue of approximately $4 million each. Revenue from investment grade securities grew $2.1 million, or 25%, primarily from within Latin America and Canada, while revenue from national scale ratings and company credit assessment services, increased approximately $2 million, or 96%, from prior year primarily within EMEA. FX contributed approximately $2 million to international revenue.

Global FIG revenue of $72.1 million was flat compared to prior year. Additionally, the split in 2008 between relationship and transaction revenue was 52% and 48%, respectively compared to 43% and 57%, respectively in 2007. U.S. revenue of $32.2 million decreased $3.1 million primarily from within the banking and insurance sectors. This decrease was offset by an increase in international revenue of $3.2 million compared to 2007 primarily due to issuance growth in the European banking sector. FX contributed approximately $3 million to international revenue.

Global PPIF revenue increased $7.8 million from prior year reflecting growth in the U.S. revenue partially offset by declines internationally. Recurring revenue accounted for 35% in 2008, consistent with the 36% in 2007. U.S. revenue of $49.4 million increased $8.7 million, or 21%, from 2007 with $6.1 million of growth within the municipal structured products business caused by difficulties in the auction-rate securities market which led to a significant volume of refinancings. International revenue of $16.8 million decreased 5% from 2007 with growth in the public finance sector being more than offset by the decline in project and infrastructure finance.

Total Operating, SG&A expenses, including allocated corporate costs, were $170.1 million, a decrease of $36.1 million from 2007 with declines in both compensation and non-compensation costs. Compensation costs of $121.7 million decreased $26.8 million from prior year mainly due to an approximate $7 million decrease in stock-based compensation, a $19 million decrease in incentive compensation and a $6 million decrease in salary expense related to restructuring actions taken in the fourth quarter of 2007. These were partially offset by $6 million of senior executive severance incurred in 2008. Non-compensation expenses of $48.4 million decreased $9.3 million, or 16.1%, from prior year reflecting an approximate $5 million reduction in T&E and a lower percentage of the costs allocated to MIS due to reduced MIS revenue.

Operating income, including intersegment royalties in 2008 and 2007 of $15.7 million and $13.4 million, respectively, was $190.5 million, a decrease of $142.1 million, or 42.7%, from prior year due to significant declines in revenue partially offset by reduced expenses. Excluding the intersegment royalty, operating income of $174.8 million decreased $144.4 million, or 45.2%, from 2007. FX had a positive $7 million impact on operating income for the quarter.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,
	2008	2007	% change
Revenue:
Subscriptions	$117.0	$102.1	14.6%
Software	9.5	9.8	(3.1%	)
Consulting	5.3	4.0	32.5%

Total	$131.8	$115.9	13.7%

Operating, SG&A expenses	$67.2	$67.1	0.0%
Operating income	$58.9	$44.5	32.4%

Global revenue was $131.8 million, an increase of $15.9 million from 2007, with approximately 64% of the growth generated from international regions. U.S. revenue of $64.6 million grew by $5.7 million, or 10%, while international revenue of $67.2 million grew $10.2 million, or 18%, with EMEA accounting for $7.2 million, or 71% of that growth. FX contributed approximately $2 million to international revenue.

Global subscription revenue of $117.0 million had the largest dollar growth within MA, with a $14.9 million, or 15%, increase over prior year reflecting continued demand from new and existing customers for credit and economic research, structured finance analytics, credit risk assessment and other offerings.

Global software revenue was $9.5 million and decreased slightly from prior year due to a higher volume of large deals recognized in the second quarter of 2007, with growth generated in the U.S. being more than offset by declines internationally.

Global consulting revenue was $5.3 million, a 33% increase over prior year, with substantially all of the growth generated internationally reflecting relatively higher demand for credit education, portfolio analysis, risk modeling and scorecard development services.

Operating, SG&A expenses, including corporate overhead, were $67.2 million, remaining flat when compared to the 2007 period as reductions in compensation and benefits were essentially offset by an increase in non-compensation expenses. Compensation and benefits expense of $44.2 million decreased $4.1 million primarily due to lower stock-based compensation resulting largely from restructuring actions taken in the fourth quarter of 2007. Non-compensation expenses were $23.0 million, an increase of $4.2 million from 2007 mainly due to a higher proportion of allocated expenses compared to prior year based on the revenue-split methodology and a $2.5 million sales tax benefit received in the second quarter of 2007.

Operating income was $58.9 million, an increase of $14.4 million from 2007, as a result of strong revenue growth coupled with stable operating expenses compared to prior year. FX had an approximate $2 million positive impact on operating income growth.

Six Months Ended June 30, 2008 compared with Six Months Ended June 30, 2007

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,
	2008	2007	% change
Revenue:
United States	$496.3	$777.7	(36.2%)
International	422.0	451.4	(6.5%)

Total	$918.3	$1,229.1	(25.3%)

Operating, SG&A expenses	$456.9	$541.3	(15.6%)
Operating income	$433.0	$668.4	(35.2%)
Interest expense (income), net	$23.9	$(6.7)	NM
Net income	$255.9	$437.3	(41.5%)

Consolidated revenue of $918.3 million was down $310.8 million from the same period in prior year, due to declines in fees from new issuance activity across most sectors and asset classes in the MIS segment partially offset by growth in recurring ratings revenue and strong growth from the MA segment.

In the U.S., revenue was $496.3 million, a decrease of $281.4 million from 2007, and accounted for 54% of total revenue compared to 63% in 2007 reflecting a greater impact of the credit market deterioration in the U.S. and the weaker U.S. dollar compared to other major currencies. The weak financial markets and tight credit conditions over the first half of 2008 continue to significantly impede new issuance activity for most products within SFG and for the bank loan and speculative grade areas of CFG.

International revenue was $422.0 million, a decrease of $29.4 million from 2007, reflecting significant revenue declines within SFG partially offset by strong growth in MA. Favorable FX impacts contributed approximately $24 million to international revenue.

Operating, SG&A expenses were $456.9 million, a decrease of $84.4 million from prior year, driven primarily by reductions in incentive and stock-based compensation of $40.8 million and $18.5 million, respectively. The decrease in stock-based compensation reflects the restructuring actions from the fourth quarter of 2007 and a lower Black-Scholes value for the 2008 grants compared to prior years, while the decrease in incentive compensation is due to weaker financial performance compared to prior year. Non-compensation expenses were down $8.1 million, due primarily to reductions in T&E of approximately $11 million.

Depreciation and amortization of $29.3 million increased $9.9 million from 2007 due to the 7WTC buildout and approximately $4 million of accelerated depreciation related to the closure of the New Jersey office.

Operating income of $433.0 million decreased $235.4 million from 2007 and operating margin of 47.2% decreased from 54.4% due to revenue declines of 25% exceeding total expense reductions of 13%. FX had a positive $16 million impact on operating income.

Net interest expense was $23.9 million in 2008 compared to $6.7 million of net interest income in 2007. The change is due to additional debt outstanding in 2008 increasing interest expense on borrowing by approximately $17 million. Additionally, there was a reversal of accrued interest relating to a Legacy Tax Matter in 2008 and 2007 of $2.3 million and $17.5 million, respectively.

Other non-operating income was $8.5 million in 2008 compared to $7.8 million in 2007. In 2008 there were FX gains of $8.0 million which may not recur in the future compared to a loss of $1.4 million in 2007. Additionally, there was $6.4 million of income in 2008 compared to $14.4 million in 2007 related to a Legacy Tax Matter.

Moody’s effective tax rate of 38.7% increased from 36.0% in 2007 due to a $27.3 million Legacy Tax Matter benefit in 2007. Additionally, recorded in other non-operating income in both years was the aforementioned Legacy Tax Matter income which was non taxable (See Contingencies – Legacy Tax Matters below). Absent these benefits in both years the effective tax rate would have been 39.3% in 2008 and 40.9% in 2007, with the decrease due primarily to the mix of income generated in lower tax jurisdictions.

Net income of $255.9 million, or $1.03 per share, was $181.4 million, or $0.53 per share, lower than the same period in 2007, reflecting revenue declines outpacing cost reductions as well as a $44.5 million decrease in net benefits associated with a Legacy Tax Matter. Excluding the Legacy Tax Matter benefits in both years and an immaterial restructuring adjustment, net income of $247.5 million decreased $137.5 million, or 35.7%, and diluted earnings per share of $0.99 decreased $0.38, or 27.7%, from $1.37 in the prior year which was a smaller percentage decrease than net income due to fewer diluted shares primarily resulting from share repurchases.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,
	2008	2007	% change
Revenue:
Structured finance	$227.3	$525.1	(56.7%)
Corporate finance	168.9	229.2	(26.3%)
Financial institutions	136.1	138.8	(1.9%)
Public, project and infrastructure finance	121.7	109.5	11.1%

Total	$654.0	$1,002.6	(34.8%)

Operating, SG&A expense	$323.5	$406.0	(20.3%)
Operating income	$313.2	$586.8	(46.6%)

Global revenue of $654.0 million decreased $348.6 million from prior year with SFG accounting for 85% of the decrease, not including any offsetting increases from other lines of business. Transaction revenue accounted for 55% of total revenue in 2008 compared to 74% in the prior year. Revenue in the U.S. of $365.7 million decreased $295.7 million, or 45%, led by declines in SFG and CFG of $244.7 million and $55.2 million, respectively. Outside the U.S., revenue of $288.3 million decreased $52.9 million, or 16%, with declines in SFG comprising most of the change, offset by modest growth within PPIF and FIG. FX positively impacted international revenue by $20 million.

Global SFG revenue was $227.3 million, a decrease of $297.8 million from 2007, led by declines in Derivatives, RMBS and CREF of approximately $124 million or 61%, $83 million or 70%, and $69 million or 66%, respectively, as a result of the reduction in rateable issuance volume attributable to the deterioration in the credit markets as well as investors shift to less complex deal structures. Recurring revenue in 2008 comprised 46% of total revenue compared to only 18% in 2007. In the U.S., revenue was $116.7 million, a decline of 68%, and represented 51% of total SFG compared to 69% in 2007. U.S. revenue from RMBS, Derivatives and CREF declined 92%, 70% and 67%, respectively. Internationally, revenue was $110.6 million, a decrease of $53.1 million, or 32%, with declines in Derivatives and CREF being the primary drivers. FX contributed approximately $10 million to international revenue.

Global CFG revenue was $168.9 million, down $60.3 million from prior year, largely due to declines in issuance activity resulting from a reduction in merger and acquisition activity and 2008 corporate yield spreads higher than in 2007. Relationship revenue in 2008 was 41% of total revenue, up from 27% in the prior year. In the U.S., revenue of $100.3 million decreased $55.2 million, or 36%, and accounted for 59% of total CFG revenue compared to 68% in 2007. Decreases primarily occurred within the bank loan and speculative grade sectors, declining approximately $43 million or 71% and $20 million or 61%, respectively. These declines were partially offset by growth in investment grade revenue and monitoring fees of approximately $9 million and $3 million, respectively. Internationally, revenue was $68.6 million, a decrease of $5.1 million, with the same sectors affected as in the U.S. FX contributed approximately $4 million to international revenue.

Global FIG revenue of $136.1 million decreased slightly from the prior year, with a $4.6 million decline in U.S. revenue being partially offset by the $1.9 million growth internationally. U.S. revenue was $61.4 million in 2008, down from $66.0 million in 2007, while international revenue of $74.7 million increased from $72.8 million in the prior year. Decreases within the U.S. insurance sector of approximately $3 million were offset by more than $2 million of growth within the banking sector, primarily within EMEA. FX contributed approximately $5 million to international revenue. Relationship revenue was 54% compared to 45% a year earlier.

Global PPIF revenue increased $12.2 million from 2007, with the growth occurring primarily within the U.S. municipal structured products business caused by difficulties in the auction-rate securities market which led to a significant volume of refinancings. U.S. revenue of $87.3 million was up $8.8 million, or 11%, from prior year. The international public finance business also contributed to the overall growth with a $2.4 million, or 22% increase over prior year largely due to higher issuance volumes. Recurring revenue in both 2008 and 2007 accounted for 38% of total. Movements in FX contributed approximately $2 million to international revenue.

Total Operating, SG&A expenses, including corporate overhead, were $323.5 million, a decrease of $82.5 million from prior year, primarily due to a $60.5 million decrease in compensation related costs followed by reductions in non-compensation expenses of $22.0 million. Compensation expenses of $235.4 million were down reflecting decreases of approximately $37 million and $16 million in incentive and stock-based compensation, respectively. Salary and benefit expenses decreased by approximately $13 million due to restructuring actions taken in the fourth quarter of 2007 partially offset by approximately $6 million of senior executive severance costs. Non-compensation expenses of $88.1 million were down due primarily to an approximate $9 million reduction in T&E and a lower percentage of costs allocated to MIS due to reduced MIS revenue.

Operating income, including intersegment royalty revenue in 2008 and 2007 of $31.7 million and $26.5 million, respectively, decreased $268.4 million, or 43.8%, due to the significant decline in revenue partially offset by reduced expenses. Excluding the intersegment royalty, operating income of $313.2 million decreased $273.6 million or 46.6% from 2007. Foreign currency had a $13 million positive impact on operating income.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,
	2008	2007	% change
Revenue:
Subscriptions	$235.3	$201.6	16.7%
Software	19.0	17.6	8.0%
Consulting	10.0	7.3	37.0%

Total	$264.3	$226.5	16.7%

Operating, SG&A expenses	$133.4	$135.3	(1.4%	)
Operating income	$119.8	$81.6	46.8%

Global revenue of $264.3 million was $37.8 million higher than 2007 due to growth within all lines of business and geographies, particularly within the subscriptions business internationally. Within the U.S., revenue of $130.6 million grew $14.3 million, or 12%, and continued to account for approximately half of global revenue. Internationally, revenue was $133.7 million, an increase of $23.5 million, or 21%, from 2007, with $16.9 million, or 72%, of the growth occurring within the European region.

Revenue from subscription-based product sales of $235.3 million accounted for 89% of total MA revenue, and increased $33.7 million from prior year. Global software revenue of $19.0 million increased $1.4 million over prior year, with $1.2 million or 86% of the growth generated within the U.S. Global consulting revenue increased $2.7 million and showed the largest percent growth of all the MA business, reflecting the increased demand for credit education, risk modeling and other services.

Total Operating, SG&A expenses were $133.4 million, down $1.9 million from prior year reflecting decreases in compensation costs of $5.9 million partially offset by increases in non-compensation expenses of $4.0 million. The decrease in compensation expenses was primarily due to lower stock-based compensation. The increase in non-compensation expenses was mainly due to a higher proportion of allocated expenses compared to prior year based on the revenue-split methodology and a $2.5 million sales tax benefit received in the second quarter of 2007.

Operating income, including the intersegment royalty expense, was $88.1 million, an increase of $33.0 million, or 59.9%, from 2007, as a result of strong revenue growth coupled with stable operating expenses compared to prior year. Excluding the intersegment royalty, operating income of $119.8 million increased $38.2 million from prior year. FX had an approximate $3 million positive impact on operating income growth.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. Net cash provided by operating activities was $246.7 million and $476.5 million for the six months ended June 30, 2008 and 2007, respectively. The Company had net borrowings of $125.2 million during the six months ended June 30, 2008 compared to $410.0 million for the same period in 2007.

Moody’s net cash provided by operating activities of $246.7 in the first half of 2008 was $229.8 million lower than the first half of 2007 due primarily to the $181.4 million decrease in net income. The decrease in stock-based compensation expense reduced cash flow from operations by $18.5 million compared to net income. The impact on operating cash flows of excess tax benefits from stock-based compensation plans decreased to $5.5 million from $42.8 million in the first half of 2007 due to fewer option exercises in the first six months of 2008 compared with the first six months of 2007. Accounts receivable decreased approximately 6% in the six months ended June 30, 2008 compared with an increase of approximately 2% for the six months ended June 30, 2007 increasing cash flow from operations by $39.0 million compared to the first half of 2007 due primarily to lower billings. The favorable non-cash resolution of a Legacy Tax Matter in the second quarter of 2008 and 2007 reduced operating cash flow by $7.8 million and $52.3 million, respectively, compared to net income. Furthermore, the change in cash flows were positively impacted by the return in 2008 of approximately $33 million from the IRS related to a deposit made in the first quarter of 2006. Approximately $22 million of the deposit reduced other assets and $8 million reduced other current assets. Operating cash flow was further reduced by $111.3 million due to reductions in accounts payable and accrued liabilities resulting from the timing of payments made for net accrued income taxes and incentive compensation of approximately $69 million and $42 million, respectively. Payments and other adjustments related to the restructuring charge taken in 2007 decreased cash flows from operations by $17.6 million. A slowdown in the increase in deferred revenue as a result of reduced billings reflecting weak conditions in the credit markets has reduced cash flow from operations compared to net income by $39.7 million. Additionally, operating cash flow decreased by $26.7 million due to reductions in other liabilities primarily resulting from a decrease in deferred rent expense and a reduction in UTBs.

Net cash used in investing activities was $80.9 million and $36.4 million for the first six months ended June 30, 2008 and 2007, respectively. Sales and maturities of short-term investments, net of purchases, totaled $0.8 million and $62.0 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was attributable to the liquidation of a majority of the short-term investment portfolio in the first quarter of 2007 to finance share repurchases. Capital expenditures, primarily for leasehold improvements and internal use software, totaled $44.0 million and $93.3 million for the six months ended June 30, 2008 and 2007, respectively, with the decrease primarily due to the reduced 7WTC build-out activity. The 2008 spending on acquisitions was $38.6 million, which was related to the purchase of BQuotes, Financial Projections and Mergent, net of cash acquired.

Net cash used in financing activities was $231.5 million and $493.2 million for the first six months of 2008 and 2007, respectively. The Company had net repayments of $449.8 million under its CP Program in the second quarter of 2008 funded by primarily from $425.0 million of borrowings against its 2007 Facility and the $150.0 million of proceeds from its 2008 Term Loan. Spending for share repurchases totaled $327.9 million and $942.6 million for the six months ended June 30, 2008 and 2007, respectively. Dividends paid were $49.2 million and $43.9 million for the six months ended June 30, 2008 and 2007, respectively with the increase reflecting a quarterly dividend paid of $0.10 per share paid in the first six months of 2008 versus a quarterly dividend of $0.08 per share in the first six months of 2007. These amounts were offset in part by proceeds from employee stock-based compensation plans of $16.5 million and $41.4 million in the six months ended June 30, 2008 and 2007, respectively with the decreases due primarily to a decrease in stock option exercise activity in the first six months of 2008 compared to the same period in 2007.

Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months and expects to have positive operating cash flow for fiscal year 2008. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements.

The Company currently expects to use a significant portion of its cash flow to continue its share repurchase program. The Company implemented a systematic share repurchase program in the third quarter of 2005 through a series of SEC Rule 10b5-1 programs. Moody’s may also purchase opportunistically when conditions warrant. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The Company may borrow from various sources to fund share repurchases. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program which the Company completed in the first quarter of 2008. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program of which Moody’s had $1.7 billion of share repurchase authority remaining at June 30, 2008. There is no established expiration date for this authorization.

At June 30, 2008 the Company had borrowings from its CP Program and revolving credit facility of $102.0 million and $425.0 million, respectively, the proceeds of which were used to support share repurchases, the build-out of 7WTC and other operational activities.

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

The Company plans to incur approximately $2 million of costs to complete the build-out of its new corporate headquarters at 7WTC over the next year.

On October 24, 2007, the Company announced a restructuring plan that would reduce global head count, terminate certain technology contracts and consolidate certain corporate functions in response to both the Company’s reorganization announced on August 7, 2007 as well as a decline in current and anticipated issuance of rated debt securities in some market sectors. Included in the $50.0 million restructuring charge reported in 2007 is $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. At December 31, 2007, the remaining cash payments were $41.2 million of which $17.2 million was paid during the first half of 2008 and $0.4 million was reversed due to refinements in the estimated liability. The Company expects cash outlays of $13.0 million to be paid during the remainder of 2008 and $2.5 million in

2009. The remaining liability of $8.1 million relates to annuity payments that will be made in connection with the Company’s unfunded pension plans for which payments will commence when the affected employees reach retirement age beginning in 2009 and continue in accordance with plan provisions.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf section of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately $267 million, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company expects to incur approximately $85 million of costs to build out the floors to its specifications of which, approximately $32 million is expected to be incurred over the next twelve months.

The Company also intends to use a portion of its cash flow to pay dividends. On July 28, 2008, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on September 10, 2008 to shareholders of record at the close of business on August 20, 2008. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

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

Indebtedness

The following table summarizes total indebtedness:

	June 30, 2008	December 31, 2007
2007 Facility	$425.0	$—
Commercial paper, net of unamortized discount of $0.1 million at June 30, 2008 and $0.7 million at December 31, 2007	102.0	551.9
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	—

Total Debt	1,277.0	1,151.9
Less: current portion	(527.0)	(551.9)

Total long-term debt	$750.0	$600.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a commercial paper program on a private placement basis under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate;

(b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement. The weighted average interest rate on CP borrowings outstanding was 2.93% and 5.13% as of June 30, 2008 and December 31, 2007, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On September 7, 2007, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its 6.06% Series 2007-1 Senior Unsecured Notes due 2017 pursuant to the 2007 Agreement. The Series 2007-1 Notes have a ten-year term and bear interest at an annual rate of 6.06%, payable semi-annually on March 7 and September 7 of each year. Under the terms of the 2007 Agreement, the Company may, from time to time within five years, in its sole discretion, issue additional series of senior notes in an aggregate principal amount of up to $500.0 million pursuant to one or more supplements to the 2007 Agreement. The Company may prepay the Series 2007-1 Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make Whole Amount. The 2007 Agreement contains covenants that limit the ability of the Company, and certain of its subsidiaries to, among other things: enter into transactions with affiliates, dispose of assets, incur or create liens, enter into any sale-leaseback transactions, or merge with any other corporation or convey, transfer or lease substantially all of its assets. The Company must also not permit its Debt/EBITDA ratio to exceed 4.0 to 1.0 at the end of any fiscal quarter.

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

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan is payable quarterly at rates that are based on the LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio. The outstanding borrowings shall amortize beginning in 2010 in accordance with the schedule of payments set forth in the 2008 Term Loan outlined in the table below.

The 2008 Term Loan contains restrictive covenants that, among other things, restrict the ability of the Company to engage, or to permit its subsidiaries to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also limits the amount of debt that subsidiaries of the Company may incur. In addition, the 2008 Term Loan contains a financial covenant that requires the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

The principal payments due on the 2008 Term Loan through its maturity are as follows:

Year ending December 31,
2010	$3.8
2011	11.3
2012	71.2
2013	63.7

$150.0

Also on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Fair market value adjustments relating to fluctuations in the interest rate are recorded into other comprehensive income at the end of each period, while adjustments to interest expense are recorded quarterly when interest payments are made. At June 30, 2008, the fair value of the interest rate swap was an asset of $1.8 million.

Interest (expense) income, net

The following table summarizes the components as presented in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income	$3.2	$3.2	$10.2	$8.6
Expense on borrowings	(14.3)	(8.5)	(29.7)	(12.5)
FIN 48 and other tax related liabilities	(3.7)	(4.1)	(6.8)	(7.6)
Interest expense reduction (a)	2.3	17.5	2.3	17.5
Interest capitalized	0.1	0.7	0.1	0.7

Total	$(12.4)	$8.8	$(23.9)	$6.7

(a)	Represents a reduction of accrued interest due to the resolution of Legacy Tax Matters as further discussed in Note 12 below.

At June 30, 2008, the Company was in compliance with all covenants contained within the 2007 Facility, the CP Program, 2005 Agreement, the 2007 Agreement and the 2008 Term Loan. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchase and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At June 30, 2008, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2008:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,591.0	$567.7	$86.3	$217.7	$719.3
Operating lease obligations (2)	1,034.2	63.6	104.2	108.2	758.2
Purchase obligations (3)	183.5	61.4	89.0	24.4	8.7
Pension obligations (4)	59.8	2.6	12.1	9.2	35.9
Capital lease obligations	3.5	1.5	2.0	—	—

Total (5)	$2,872.0	$696.8	$293.6	$359.5	$1,522.1

(1)	Reflects payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 11 to the condensed consolidated financial statements.
(2)	Includes rent payments relating to the Canary Wharf Lease, which the Company will begin making in March 2011.
(3)	Includes amounts due relating to the fit-out of the Canary Wharf Lease and to a contract to outsource certain data processing, telecommunication services and data back-up facilities which was signed on April 7, 2008.
(4)	Reflects projected benefit payments relating to the Company’s Post-Retirement Benefit Plans described in Note 10 to the condensed consolidated financial statements.
(5)	The table above does not include the Company’s net long-term tax liabilities of $132.9 million and $49.6 million relating to FIN 48 and Legacy Tax Matters, respectively, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On July 28, 2008, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on September 10, 2008 to shareholders of record at the close of business on August 20, 2008.

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

Moody’s full-year outlook for 2008 performance is unchanged from its previous guidance introduced on March 11, 2008 and reaffirmed at its Investor Day on June 5, 2008. For Moody’s overall, the Company continues to expect full-year 2008 revenue to decline in the mid- to high-teens percent range. This decline assumes foreign currency translation for the remainder of 2008 at current exchange rates. Revenue guidance for certain lines of business has changed slightly based on conditions specific to those sectors and geographies. The Company now anticipates the weakness of the first half to continue for the remainder of the year, with modest improvement in market liquidity and issuance conditions in 2009.

Full-year 2008 operating expenses are now expected to decline about 10% on an as-reported basis compared to full-year 2007. Excluding the $50.0 million restructuring charge in 2007, Moody’s now projects full-year 2008 expenses to decline about 6%. The Company continues to expect full-year 2008 operating margin to be in the mid-forties percent range. The Company continues to project that full-year 2008 diluted earnings per share, excluding adjustments related to Legacy Tax Matters, will meet our previous guidance of a range from $1.90 to $2.00.

For the global Moody’s Investors Service business, the Company continues to expect revenue for the full-year 2008 to decline in the mid-twenties percent range. Within the U.S., the Company continues to project revenue to decrease in the mid-thirties percent range for the full-year 2008.

In the U.S. structured finance business, the Company now expects revenue for the year to decline in the high-fifties to low-sixties percent range, reflecting large double-digit percent declines in most asset classes, led by RMBS, CREF and credit derivatives ratings.

In the U.S. corporate finance business, the Company now expects revenue to decrease in the mid-twenties percent range for the year, driven by declines in speculative-grade bond and bank loan ratings.

In the U.S. financial institutions sector, the Company now expects revenue to be flat. For the U.S. public, project and infrastructure finance sector, the Company now projects 2008 revenue to grow in the high-single-digit percent range.

Outside the U.S. the Company continues to expect Moody’s Investors Service revenue to decrease in the high single-digit percent range. Growth from rating financial institutions and corporations, as well as public, project and infrastructure finance is expected to be more than offset by a high-twenties percent decline in structured finance ratings revenue, primarily in Europe.

For Moody’s Analytics, the Company now expects revenue growth in the low- to mid-teens percent range, rather than mid-teens, as weakness in the global debt markets and retrenchment within financial institutions is leading to longer sales cycles and a modest rise in customer attrition. On a geographic basis, U.S. and non-U.S. growth is now projected to be in the low double-digit and mid-teens percent ranges, respectively. Growth in the subscription business is now expected to be in the low- to mid-teens percent range, reflecting customers’ budget constraints and reduced spending, especially among large bank customers in the debt capital markets segment. Despite these trends, revenue growth will be driven by sales of credit research services, continued strong demand for economic research and data, and the impact of MA’s newly formed pricing and valuation business. In the software business, the Company now expects revenue to decline in the high single-digit percent range. In the smaller consulting business, Moody’s continues to anticipate very strong growth, reflecting a robust pipeline of professional services engagements and credit training projects. There is considerable demand for Moody’s expertise in credit education, risk modeling, and scorecard development, as customers implement more sophisticated risk management processes and comply with regulatory requirements.

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings pursuant to SEC rules and other pending matters as it may determine to be appropriate.

As a result of recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. Moody’s is also cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The Company intends to move to dismiss both complaints.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the United States District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the United States District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company intends to move for dismissal of the consolidated amended complaint.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. For income tax matters, the Company employs the prescribed methodology of FIN 48 implemented as of January 1, 2007 which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The Company cannot predict the ultimate impact that any of the legislative, regulatory, enforcement or litigation matters may have on how its business is conducted and thus its competitive position, financial position or results of operations. Based on its review of the latest information available, in the opinion of management, the ultimate monetary liability of the Company for the pending matters referred to above (other than the Legacy Tax Matters that are discussed below) is not likely to have a material adverse effect on the Company’s consolidated financial position, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period.

Legacy Tax Matters

Moody’s continues to have exposure to certain Legacy Tax Matters. The following description of the relationships among Moody’s, New D&B and their predecessor entities is important in understanding the Legacy Tax Matters.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of June 30, 2008, the Company continues to carry a liability of $1.9 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and have been unable to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B have commenced arbitration proceedings against IMS Health and NMR to collect a total of approximately $14 million owed by IMS Health and NMR with respect to the 1989-1990 matter. Moody’s and New D&B may also commence an arbitration proceeding to collect a total of $14.5 million owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of these matters with any certainty.

Amortization Expense Deductions

This Legacy Tax Matter, which was affected by developments in June 2007 and 2008 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits did result in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which will be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million for the three and six months ended June 30, 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B in the three and six months ended June 30, 2008.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of June 30, 2008, Moody’s liability with respect to this matter totaled $46.8 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $57 million of these deposits ($24.6 million for New D&B and $31.9 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices. As noted above, in November 2007 the IRS used $7.9 million of Moody’s portion of the deposit to satisfy an assessment and related interest. Additionally, in the first quarter of 2008 the IRS returned to Moody’s $33.1 million in connection with this matter, which includes $3.0 million of interest. In July 2008, the IRS paid Moody’s the remaining $1.8 million balance of the original deposit.

At June 30, 2008, Moody’s has recorded liabilities for Legacy Tax Matters totaling $49.6 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

In September 2006, the Credit Rating Agency Reform Act of 2006 was passed, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The Reform Act provides the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published the rules that implement the Reform Act. These rules address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In June 2007, MIS filed its application for registration as an NRSRO with the SEC. In September 2007 the SEC registered MIS as an NRSRO under the Securities Exchange Act of 1934, and as of that time MIS has been subject to the SEC’s oversight rules described above. As required by the rules, MIS has made its Form NRSRO Initial Application and its Annual Certification of Form NRSRO publicly available by posting it on the Regulatory Affairs page of the Company’s website.

The SEC introduced three sets of proposed rule amendments relevant to NRSROs during the months of June and July 2008. The first set of proposed rules includes measures on managing conflicts of interest and increasing transparency. The second set of proposed rules calls upon NRSROs to distinguish ratings for structured finance products from those for other products. The third set of rules seeks to reduce the use of and reliance on NRSRO credit ratings by the SEC and market participants. MIS has responded to the first two sets of proposed rules and intends to respond to the third set of proposed rules by its September 5, 2008 deadline. MIS’s comments on the first two sets of rules are posted on the Regulatory Affairs page of the Company’s website.

In July 2008, the SEC released a report on its examination of Credit Rating Agencies. The SEC began its review of the ratings processes and procedures of the three leading rating agencies – MIS, S&P and Fitch – in August 2007, focusing on subprime RMBS and CDOs. While the Commission staff noted that most of the period under review pre-dated the implementation of SEC rules for the industry, the report identified several areas that were either of concern to the SEC or that the SEC believes can be enhanced going-forward. The concerns identified by the Commission’s Staff generally fall into three categories: policies addressing potential conflicts of interest; resources and resource allocation; documentation around policies and procedures and enhancing transparency. The SEC also summarized the various steps that are already being put in place by the rating agencies, as well as those that are under consideration in the SEC’s current rule-making process.

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

Finally, both chambers of the U.S. Congress continue their review of the role of rating agencies. On March 12, 2008 the House Financial Services Committee held a hearing focusing on the municipal bond market, and on April 22, 2008 the Senate Committee on Banking, Housing, and Urban Affairs held a more general hearing on the role of credit rating agencies in the U.S. credit markets. Moody’s participated in both hearings and the written testimonies can be found on the Regulatory Affairs page of the Company’s website. On July 30, 2008, the HFSC passed H.R. 6308, a bill which seeks to require NRSROs to adopt a single definition for each of their rating symbol systems and to apply such rating symbols in a consistent manner for all types of securities to which that symbol is assigned. The bill must next be approved by the full House and the Senate before it can be sent to the President to be signed into law.

Internationally, several regulatory developments have occurred:

The Group of 7 Finance Ministers and Central Bank Governors-In October 2007, the G-7 Finance Ministers and Central Bank Governors formally asked the FSF to analyze the underlying causes of the recent financial market turbulence, one of which was the role and use of credit rating in the structured finance market. To encourage the adoption of a unified regulatory approach, the FSF has worked to coordinate the work of other international organizations on these subjects. On April 11, 2008, the FSF presented its final recommendations to the G-7, addressing five areas: strengthened prudential oversight of capital, liquidity and risk management; enhancing transparency and valuation; changes in the role and use of credit ratings; strengthening the authorities’ responsiveness to risks; and robust arrangements for dealing with stress in the financial system. The recommendations that pertain to the rating agency industry are: improve the quality of the rating process and management of conflicts of interest in rating structured finance securities; differentiate ratings on structured finance products from those on corporate and government bonds and expand the initial and ongoing information provided on the risk characteristics of structured products; and enhance their review of the quality of the data input and due diligence performed on underlying assets by originators, arrangers and issuers. At its mid-April meeting, the G-7 endorsed all of the FSF’s recommendations and asked that immediate steps be taken to implement the measures. The FSF provided a progress report on implementation of the recommendations at the June 2008 meeting of the G-8 in Osaka Japan. As it pertains to the rating agency industry, the FSF reported that IOSCO has made important modifications to the code of conduct for rating agencies as discussed below.

IOSCO—In December 2004, the Technical Committee of IOSCO published its Code of Conduct Fundamentals for Credit Rating Agencies. MIS initially published its Code of Professional Conduct pursuant to the IOSCO Code in June 2005 and published an updated Moody’s Code in October 2007. In December 2007, MIS published its second, annual report on the implementation of the Moody’s Code. The two annual reports and the MIS Code can be found on the Regulatory Affairs page of the Company’s website.

In March 2008, the International Organization of Securities Commissions published for public consultation a report on the role of credit rating agencies in structured finance, as well as a proposal to amend the IOSCO Code of Conduct Fundamentals for Credit Rating Agencies. Working with four other globally active credit rating agencies, MIS submitted a joint response to IOSCO’s consultation report prior to the April 25, 2008 deadline. This joint response can be found on the Regulatory Affairs webpage of the Company’s website. In May 2008 IOSCO finalized its report and published the revised IOSCO Code at its annual meeting on May 26-29, 2008. The changes made to the IOSCO Code broadly address greater transparency of methodologies and processes by CRAs and MIS has already begun to implement some of the recommendations proposed by IOSCO and expects to amend the MIS Code as appropriate. On July 28, 2008, IOSCO also announced that it will monitor the CRAs implementation of the IOSCO Code changes and it will explore the means by which IOSCO members might work together to verify the proper and complete disclosure by CRAs of information required by the IOSCO Code.

EU—The European Commission stated in January 2006 and again in January 2007 that recent European Union financial services legislative measures that are relevant to credit rating agencies, combined with a self-regulatory framework for rating agencies based on the IOSCO Code, provided a suitable framework for the oversight of rating agencies and that no legislative actions were required at the time. The Commission also charged the Committee of European Securities Regulators with monitoring credit rating agencies’ compliance with the IOSCO Code and reporting back to the Commission regularly.

CESR conducted its first annual review to assess such compliance during 2006 and published its report in January 2007, in which it concluded that the four internationally active rating agencies operating in the EU, including Moody’s, are largely compliant with the IOSCO Code. CESR began its second annual review in 2007 and evaluated the areas identified in its 2006 report, the impact of the Reform Act on the ratings business in the European Union, and the role of credit rating agencies in the structured finance process, including securitizations backed by subprime residential mortgages. As part of CESR’s review process, CESR published several calls-for-comment and a consultation paper. MIS’s responses to the CESR questionnaires, as well as the response to CESR’s consultation paper which was submitted jointly with four other rating agencies active in the international markets, can be found on the Regulatory Affairs page of the Company’s website. In its second annual report, published in May 2008, CESR advised the Commission to refrain from taking direct regulatory or legislative action. Instead, CESR recommended that the Commission continue the voluntary self-regulatory framework for rating agencies but to bolster its market oversight element. Specifically, CESR recommended that the appropriate oversight for the rating agency industry should be global in nature and that it should entail a public oversight body, comprised of market participants, including investors and issuers.

The Commission presently is re-examining the regulatory framework for rating agencies in Europe. On July 31, 2008 the Commission published a consultation document seeking comments on proposals with respect to regulating rating agencies that operate in the EU. Specifically, the Commission is seeking comments on the authorization process and the supervision and enforcement mechanisms for the regulation of the rating agencies operating within the EU. It is as yet too early to assess the form and content of this re-evaluation.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published a new bank capital adequacy framework, called Basel II, to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized credit rating agencies, called External Credit Assessment Institutions, can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities have begun the ECAI recognition process. Moody’s has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. Moody’s does not currently believe that Basel II will materially affect its financial position or results of operations. As a result of the recent regulatory activity, it is anticipated that the banking authorities of the Basel Committee will reconsider the use of credit ratings in the Basel framework. It is as yet too early to assess the form and content of this re-evaluation.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing on page 22 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; increased pricing pressure from competitors and/or customers; the introduction of competing products or technologies by other companies; the impact of regulation as a nationally recognized statistical rating organization and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees to investment or commercial banks or elsewhere and related compensation cost pressures; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those legacy tax and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Moody’s business operations give rise to market risk exposure due to changes in interest rates and foreign exchange rates. To manage such risks, the Company enters into hedging transactions, which enable it to mitigate the adverse effects of financial market fluctuations. There was no material change in the Company’s exposure to foreign exchange risk since December 31, 2007. However as a result of the 2008 Term Loan completed on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded into other comprehensive income, while adjustments to interest expense are recorded quarterly when interest payments are made. The main objective of interest rate risk management is to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing this objective.

A sensitivity analysis has been prepared to estimate the exposure to fluctuations in the short-term LIBOR on Moody’s interest expense relating to the 2008 Term Loan. A hypothetical change of one-percent in the LIBOR would result in an impact on annual interest expense of approximately $1.5 million.

For a further discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings pursuant to SEC rules and other pending matters as it may determine to be appropriate. The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing on page 33 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.

As a result of recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. Moody’s is also cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The Company intends to move to dismiss both complaints.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the United States District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the United States District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company intends to move for dismissal of the consolidated amended complaint.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. For income tax matters, the Company employs the prescribed methodology of FIN 48 implemented as of January 1, 2007 which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The Company cannot predict the ultimate impact that any of the legislative, regulatory, enforcement or litigation matters may have on how its business is conducted and thus its competitive position, financial position or results of operations. Based on its review of the latest information available, in the opinion of management, the ultimate monetary liability of the Company for the pending matters referred to above (other than the Legacy Tax Matters that are discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”) is not likely to have a material adverse effect on the Company’s consolidated financial position, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period.

Item 1A. Risk Factors

There have been no material changes since December 31, 2007 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial position, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Six Months Ended June 30, 2008

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
April 1-30	63	$36.04	—	$1,759.6 million
May 1-31	817,948	$36.70	817,948	$1,725.4 million
June 1-30	891,539	$37.56	890,994	$1,696.2 million

Total	1,709,550		1,708,942

(1)	Includes the surrender to the Company of 63 shares of common stock in April and 545 shares in June; for a total of 608 shares for the second quarter of 2008, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program, which the Company completed during January 2008. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program, which the Company began repurchasing shares under in January 2008 after completing the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the second quarter of 2008, Moody’s repurchased 1.7 million shares of its common stock, at an aggregate cost of $63.4 million, and issued 0.6 million shares under employee stock-based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s Form 10-Q for the quarter ended March, 31, 2008.

Item 6. Exhibits

Exhibit No.		Description
3		ARTICLES OF INCORPORATION AND BY-LAWS

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008).

10		MATERIAL AGREEMENTS

	.1*	Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008.

31		CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: August 4, 2008

By:	/s/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)

Date: August 4, 2008