Form 10-Q
period 2008-09-30
MOODYS CORP /DE/
filed 2008-11-05
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2008
Common Stock, par value $0.01 per share	239.8 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation - a former affiliate of Old D&B

Analytics	Moody’s Analytics - reportable segment of MCO formed in January 2008 which combines MKMV, the sales of MIS research and other MCO non-rating commercial activities

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, to be occupied by the Company in the second half of 2009

CDO	Collateralized debt obligation

CESR	Committee of European Securities Regulators

CFG	Corporate finance group; an LOB of MIS

Cognizant	Cognizant Corporation - a former affiliate of Old D&B, which comprised the IMS Health and NMR businesses

Commission	European Commission

Common Stock	the Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPPs	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies—Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation, amortization and extraordinary gains or losses

ECAIs	External Credit Assessment Institutions

EU	European Union

EUR	euros

EMEA	Represents countries within Europe, the Middle East and Africa

Evaluation Date	Dates as of the end of this report regarding evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures

Excess tax benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

TERM	DEFINITION
Fermat	Acquisition completed in October 2008; part of the MA segment; a provider of risk and performance management software to the global banking industry

FIG	Financial institutions group; an LOB of MIS

FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

FSF	Financial Stability Forum

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-7	The finance ministers and central bank governors of the group of seven countries consisting of Canada, France, Germany, Italy, Japan, U.S. and U.K., that meet annually

G-8	The G-7 plus Russia

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant, which provides services to the pharmaceutical and healthcare industries

IRS	Internal Revenue Service

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies issued by IOSCO

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOBs	Lines of Business

MA	Moody’s Analytics - a reportable segment of MCO formed in January 2008 which combines the operations of MKMV, the sales of MIS research and other MCO non-rating commercial activities

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes and Series 2007-1 Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MIS	Moody’s Investors Service – a reportable segment of MCO

MIS Code	Moody’s Investors Service Code of Professional Conduct

MKMV	Moody’s KMV – a reportable segment of MCO prior to January 2008

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

New D&B	The New D&B Corporation - which comprises the D&B business

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant, which is a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organizations

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Operating, SG&A	Operating, selling, general and administrative expenses

Plan	The Company’s 2007 restructuring plan

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

TERM	DEFINITION
Profit Participation Plan	Defined contribution profit participation retirement plan that covers substantially all U.S. employees of the Company

PWG	President’s Working Group on Financial Markets

Reform Act	Credit Rating Agency Reform Act of 2006

Reorganization	The Company’s business reorganization announced in August 2007 which resulted in two new reportable segments (MIS and MA) beginning in January 2008

RMBS	Residential mortgage-backed security

SEC	Securities and Exchange Commission

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFAS	Statement of Financial Accounting Standards

SFAS No. 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS No. 88	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits”

SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS No. 112	SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”

SFAS No. 123	SFAS No. 123 “Accounting for Stock-Based Compensation”

SFAS No. 123R	SFAS No. 123R, “Share-Based Payment” (Revised 2004)

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS No. 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS No. 157	SFAS No. 157, “Fair Value Measurements”

SFAS No. 159	“The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”

SFAS No. 162	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”

SFG	Structured finance group; an LOB of MIS

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable incurred in the ordinary course of business

UTBs	Unrecognized tax benefits

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

TERM	DEFINITION
2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

7WTC	The Company’s headquarters located at 7 World Trade Center

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$433.4	$525.0	$1,351.7	$1,754.1

Expenses
Operating, selling, general and administrative	230.8	262.9	687.7	804.2
Restructuring	(1.8)	—	(2.7)	—
Depreciation and amortization	14.6	11.6	43.9	31.0

Total expenses	243.6	274.5	728.9	835.2

Operating income	189.8	250.5	622.8	918.9

Interest (expense) income, net	(12.6)	(11.2)	(36.5)	(9.0)
Other non-operating income	6.7	2.2	15.2	14.5

Income before provision for income taxes	183.9	241.5	601.5	924.4
Provision for income taxes	70.9	104.6	232.6	350.2

Net income	$113.0	$136.9	$368.9	$574.2

Earnings per share
Basic	$0.47	$0.52	$1.51	$2.13

Diluted	$0.46	$0.51	$1.49	$2.08

Weighted average shares outstanding
Basic	241.3	262.2	244.4	269.8

Diluted	244.6	267.6	247.9	276.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$438.6	$426.3
Short-term investments	7.2	14.7
Accounts receivable, net of allowances of $21.2 at September 30, 2008 and $16.2 at December 31, 2007	348.7	443.6
Deferred tax assets, net	29.1	13.1
Other current assets	94.2	91.4

Total current assets	917.8	989.1
Property and equipment, net of accumulated depreciation of $122.8 at September 30, 2008 and $120.9 at December 31, 2007	242.1	214.6
Goodwill	202.8	179.9
Intangible assets, net	63.7	56.9
Deferred tax assets, net	185.5	166.3
Other assets	82.4	107.8

Total assets	$1,694.3	$1,714.6

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Commercial paper	$54.6	$551.9
Revolving credit facility	594.0	—
Accounts payable and accrued liabilities	208.1	371.3
Deferred revenue	392.1	426.0

Total current liabilities	1,248.8	1,349.2
Non-current portion of deferred revenue	120.8	121.1
Long-term debt	750.0	600.0
Unrecognized tax benefits	184.6	156.1
Other liabilities	283.9	271.8

Total liabilities	2,588.1	2,498.2

Contingencies (Note 11)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2008 and December 31, 2007	3.4	3.4
Capital surplus	379.6	387.9
Retained earnings	2,981.7	2,661.1
Treasury stock, at cost; 103,096,783 and 91,495,426 shares of common stock at September 30, 2008 and December 31, 2007, respectively	(4,246.9)	(3,851.6)
Accumulated other comprehensive (loss) income	(11.6)	15.6

Total shareholders’ deficit	(893.8)	(783.6)

Total liabilities and shareholders’ deficit	$1,694.3	$1,714.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$368.9	$574.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	43.9	31.0
Stock-based compensation expense	46.3	71.2
Excess tax benefits from stock-based compensation plans	(7.4)	(47.3)
Legacy tax	(7.8)	(52.3)
Changes in assets and liabilities:
Accounts receivable	89.4	87.2
Other current assets	(18.6)	2.3
Other assets	14.4	(23.0)
Accounts payable and accrued liabilities	(123.2)	15.8
Restructuring	(24.4)	—
Deferred revenue	(30.7)	21.2
Other liabilities	49.6	89.3

Net cash provided by operating activities	400.4	769.6

Cash flows from investing activities
Capital additions	(65.4)	(145.8)
Purchases of short-term investments	(6.9)	(177.6)
Sales and maturities of short-term investments	11.1	248.5
Cash paid for acquisitions, net of cash acquired	(39.2)	(4.3)
Insurance recovery	0.9	—

Net cash used in investing activities	(99.5)	(79.2)

Cash flows from financing activities
Borrowings under revolving credit facility	2,315.2	1,000.0
Repayments of borrowings under revolving credit facility	(1,721.2)	(600.0)
Issuance of commercial paper	10,880.2	—
Repayment of commercial paper	(11,377.1)	—
Net proceeds from stock plans	22.3	52.8
Proceeds from issuance of notes	150.0	300.0
Cost of treasury shares repurchased	(472.9)	(1,427.0)
Excess tax benefits from stock-based compensation plans	7.4	47.3
Payment of dividends	(73.3)	(64.7)
Debt issuance costs and related fees	(0.7)	—
Payments under capital lease obligations	(1.3)	(1.6)

Net cash used in financing activities	(271.4)	(693.2)
Effect of exchange rate changes on cash and cash equivalents	(17.2)	15.8

Increase in cash and cash equivalents	12.3	13.0
Cash and cash equivalents, beginning of the period	426.3	408.1

Cash and cash equivalents, end of the period	$438.6	$421.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software, and credit portfolio management solutions and (iii) beginning in January 2008, fixed income pricing data and valuation models. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007. As a result of the Reorganization, the rating agency remains in the MIS operating company and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities, including MKMV and sales of MIS research, are now combined under a new operating company known as Moody’s Analytics. Moody’s now reports in two new reportable segments: MIS and MA. The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing and valuation services, and specialized consulting services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock compensation cost and associated tax benefit included in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock compensation cost	$17.1	$23.5	$46.3	$71.2
Tax benefit	$6.4	$9.0	$17.2	$27.2

During the first nine months of 2008, the Company granted 3.1 million employee stock options, which had a weighted average grant date fair value of $9.78 per share which is based on the Black-Scholes option-pricing model. The Company also granted 0.6 million shares of restricted stock in the first nine months of 2008, which had a weighted average grant date fair value of $38.02 per share.

As of September 30, 2008, there was $61.9 million and $48.8 million of total unrecognized compensation expense related to options and non-vested restricted stock, respectively, which are both expected to be recognized over a weighted average period of 1.2 years.

The following tables summarize information relating to stock option exercises and the vesting of restricted stock awards for the nine months ended September 30:

Stock option exercises:
	2008	2007
Proceeds from stock option exercises	$22.4	$57.9
Aggregate intrinsic value	$21.1	$122.9
Tax benefit realized upon exercise	$8.4	$47.8
Restricted stock vesting:

Restricted stockvesting:
	2008	2007
Fair value of vested shares	$23.6	$41.8
Tax benefit realized upon vesting	$9.0	$16.3

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 38.6% and 43.3% for the three month periods ended September 30, 2008 and 2007, respectively and 38.7% and 37.9% for the nine month periods ended September 30, 2008 and 2007, respectively. The third quarter 2008 rate is lower than 2007 due to a larger portion of consolidated taxable income being generated from outside the U.S., which is taxed at a rate lower than the U.S. statutory rate, and the realization of credits and deductions available for U.S.-based manufacturing and research activities. The year to date 2008 rate is higher than 2007 due to significant benefits relating to Legacy Tax Matters in 2007 compared to 2008, partially offset by the factors impacting the third quarter effective tax rate noted above.

Moody’s implemented the provisions of FIN 48 on January 1, 2007, resulting in a reduction to retained earnings of $43.3 million. The Company classifies interest related to FIN 48 tax liabilities in interest expense in its condensed consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the third quarter and year to date period of 2008, the Company increased its UTBs by $9.2 million ($7.4 million, net of tax) and $28.5 million ($22.0 million, net of tax), respectively, relating to both U.S. and non-U.S. tax matters.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state and local and foreign jurisdictions. Tax filings in New York State for the years 2004-2005, in New York City for the years 2001 through 2004 and in the U.K. for the years 2001 through 2005 are under examination.

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

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic	241.3	262.2	244.4	269.8
Dilutive effect of shares issuable under stock-based compensation plans	3.3	5.4	3.5	6.3

Diluted	244.6	267.6	247.9	276.1

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	10.5	5.5	10.9	5.6

The calculation of diluted earnings per share requires certain assumptions regarding the use of proceeds that would be received upon the exercise of stock options outstanding as of September 30, 2008 and 2007, including those from excess tax benefits.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost with remaining contractual maturities ranging from one month to nine months and one month to ten months as of September 30, 2008 and December 31, 2007, respectively. Interest and dividends are recorded into income when earned.

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In December 2007, the Company commenced a hedging program to protect against foreign currency exposure from forecasted billings and related revenue denominated in the euro and the British pound. Foreign currency derivative options were entered into to hedge such exposures and are designated as cash flow hedges. These option contracts have maturities between one and fifteen months. As of September 30, 2008 all contracts were set to expire at various times through November 30, 2009. The following table summarizes the notional amounts of the Company’s outstanding options and the fair value of the asset recorded in the condensed consolidated balance sheets:

	September 30, 2008	December 31, 2007
Notional amount of Currency Pair:
GBP/USD	£11.5 million	£7.9 million
EUR/USD	€21.7 million	€16.7 million
EUR/GBP	€28.2 million	€61.5 million
____________	____________________

Fair value of derivative asset	$4.1 million	$2.3 million

The amount of (i) unrecognized FX hedge losses recorded in accumulated other comprehensive loss at September 30, 2008 and December 31, 2007, (ii) the hedges’ ineffectiveness for the three and nine months ended September 30, 2008 and 2007 recorded within revenue in the consolidated statements of operations, and (iii) the existing realized losses as of September 30, 2008 expected to be classified to earnings in the next twelve months, are immaterial. Gains and losses reported in other comprehensive income are reclassified into earnings as the underlying transaction is recognized.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 11. These are designated as cash flow hedges. The amount of unrecognized hedging gains/(losses), net of tax, reported in other comprehensive income was immaterial for the three and nine months ended September 30, 2008. Changes in the fair value of the related derivative instrument are included in accumulated other comprehensive income. As of September 30, 2008, the fair value of the derivative asset relating to the interest rate swaps was immaterial.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2008			Year Ended December 31, 2007
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$11.4	$168.5	$179.9	$9.4	$166.7	$176.1
Additions	1.2	24.0	25.2	1.9	1.8	3.7
Foreign currency translation	(1.8)	(0.5)	(2.3)	0.1	—	0.1

Ending balance	$10.8	$192.0	$202.8	$11.4	$168.5	$179.9

Intangible assets and related amortization consisted of:

	September 30, 2008	December 31, 2007

Customer lists	$63.7	$62.7
Accumulated amortization	(35.6)	(31.8)

Net customer lists	28.1	30.9

Trade secret	25.5	25.5
Accumulated amortization	(6.0)	(4.4)

Net trade secret	19.5	21.1

Other	30.1	16.1
Accumulated amortization	(14.0)	(11.2)

Net other	16.1	4.9

Total intangible assets, net	$63.7	$56.9

The weighted average life of customer lists and other intangible assets acquired during the nine months ended September 30, 2008 was 10.0 years and 11.4 years, respectively.

Amortization expense for the three month periods ended September 30, 2008 and 2007 was $3.0 million and $2.8 million, respectively, and for the nine month periods ended September 30, 2008 and 2007, was $8.4 million and $7.3 million, respectively.

Estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2008 (after September 30)	$2.6
2009	9.7
2010	9.6
2011	8.9
2012	8.4
Thereafter	24.5

Intangible assets are reviewed for recoverability whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually or more frequently if circumstances indicate the assets may be impaired. If the estimated fair value is less than its carrying amount, a loss is recognized. As of September 30, 2008 and December 31, 2007, there were no impairments to goodwill or other intangible assets.

NOTE 8. RESTRUCTURING

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

The Company’s restructuring accounting follows the provisions of: SFAS No. 112 for severance relating to employee terminations, SFAS No. 88 for pension settlements and curtailments, and SFAS No. 146 for contract termination costs and other exit activities.

Restructuring amounts for the three and nine months ended September 30, 2008 were $(1.8) million and $(2.7) million, respectively, due primarily to adjustments of previous estimates of severance costs and for contract termination costs associated with the Plan. As of September 30, 2008, there was $16.8 million of accrued restructuring expenses of which approximately $9 million will be paid in 2008 and 2009. Payments related to the unfunded pension liability will commence when the affected employees reach retirement age beginning in 2009 and will continue in accordance with plan provisions.

Changes to the restructuring liability during the nine months ended September 30, 2008 were as follows:

	Severance	Pension Settlements	Total Employee Termination Costs	Contract Termination Costs	Total Restructuring Liability
Balance December 31, 2007	$29.0	$8.1	$37.1	$4.1	$41.2
Cash payments	(22.1)	—	(22.1)	—	(22.1)
Costs incurred and adjustments	(2.0)	—	(2.0)	(0.3)	(2.3)

Balance at September 30, 2008	$4.9	$8.1	$13.0	$3.8	$16.8

Severance and contract termination costs of $8.7 million are recorded in accounts payable and accrued liabilities as of September 30, 2008. Additionally, pension settlements are recorded within other liabilities.

NOTE 9. PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains one funded and three unfunded noncontributory defined benefit pension plans that provide defined benefits using a cash-balance formula based on years of service and career average salary or final average pay for selected executives. The Company also provides certain healthcare benefits to retired U.S. employees which are contributory with participants’ contributions adjusted annually, and life insurance benefits that are noncontributory.

Through 2007, substantially all U.S. employees were eligible to participate in the Company’s DBPPs. Effective January 1, 2008, the Company’s DBPPs were closed to new entrants and new hires will instead receive a retirement contribution in similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs will continue to accrue benefits based on existing plan benefit formulas.

The components of net periodic expense related to the Post-Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Post-Retirement Plans
	2008	2007	2008	2007
Service cost	$3.1	$3.3	$0.2	$0.3
Interest cost	2.4	2.1	0.1	0.2
Expected return on plan assets	(2.5)	(2.3)	—	—
Amortization of net actuarial loss from earlier periods	0.1	0.9	—	—
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—

Net periodic expense	$3.2	$4.1	$0.3	$0.5

	Nine Months Ended September 30,
	Pension Plans		Other Post-Retirement Plans
	2008	2007	2008	2007
Service cost	$9.3	$9.5	$0.5	$0.7
Interest cost	7.3	6.1	0.5	0.4
Expected return on plan assets	(7.5)	(6.8)	—	—
Amortization of net actuarial loss from earlier periods	0.2	2.0	—	—
Amortization of prior service costs from earlier periods	0.3	0.3	—	0.1
Curtailment loss	1.0	—	—	—
Cost of special termination benefits	2.8	—	—	—

Net periodic expense	$13.4	$11.1	$1.0	$1.2

The curtailment loss and the cost of special termination benefits in 2008 relates to one participant in the Company’s Supplemental Executive Benefit Plan.

Payments to its unfunded pension plans and other post-retirement plans made by the Company during the nine months ended September 30, 2008, and expected to be made through the remainder of 2008, were not material.

NOTE 10. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2008	December 31, 2007
2007 Facility	$594.0	$—
Commercial paper, net of unamortized discount of $0.2 million at September 30, 2008 and $0.7 million at December 31, 2007	54.6	551.9
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	—

Total Debt	1,398.6	1,151.9
Current portion	(648.6)	(551.9)

Total long-term debt	$750.0	$600.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as of September 30, 2008 was 2.84%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 2.81% and 5.13% as of September 30, 2008 and December 31, 2007, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan is payable quarterly at rates that are based on LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio. The outstanding borrowings shall amortize beginning in 2010 in accordance with the schedule of payments set forth in the 2008 Term Loan outlined in the table below.

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

The principal payments due on the 2008 Term Loan through its maturity are as follows:

Year ending December 31,
2010	$3.8
2011	11.3
2012	71.2
2013	63.7

Total	$150.0

Also on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Fair market value adjustments are recorded into other comprehensive income at the end of each period, while net interest payments are recorded in the statement of operations. At September 30, 2008, the fair value of the interest rate swap was immaterial.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income	$5.1	$5.2	$15.2	$13.8
Expense on borrowings	(14.6)	(12.7)	(44.2)	(25.1)
FIN 48 and other tax related interest	(3.6)	(4.2)	(10.4)	(16.3)
Reversal of accrued interest (a)	—	—	2.3	17.5
Interest capitalized	0.5	0.5	0.6	1.1

Total	$(12.6)	$(11.2)	$(36.5)	$(9.0)

(a)	Represents a reduction of accrued interest due to the resolution of Legacy Tax Matters as further discussed in Note 11 below.

At September 30, 2008, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

NOTE 11. CONTINGENCIES

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

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs are due to file a consolidated complaint in November 2008. The Company expects to move to dismiss the consolidated complaint. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing.

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

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business. These initiatives are subject to normal review by tax authorities. Old D&B and its predecessors also entered into a series of agreements covering the sharing of any liabilities for payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters, and certain other potential tax liabilities, all as described in such agreements. Further, in connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have agreed on the financial responsibility for any potential liabilities related to Legacy Tax Matters.

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of September 30, 2008, the Company continues to carry a liability of $2.0 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. Moody’s and New D&B may also commence an arbitration proceeding to collect amounts owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of this matter with any certainty.

Amortization Expense Deductions

This Legacy Tax Matter, which was affected by developments in June 2007 and 2008 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, in the second quarter of 2008, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of September 30, 2008, Moody’s liability with respect to this matter totaled $47.7 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $57 million of these deposits ($24.6 million for New D&B and $31.9 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices. As noted above, in November 2007 the IRS used $7.9 million of Moody’s portion of the deposit to satisfy an assessment and related interest. Additionally, in the first quarter of 2008 the IRS returned to Moody’s $33.1 million in connection with this matter, which includes $3.0 million of interest. In July 2008, the IRS paid Moody’s the remaining $1.8 million balance of the original deposit, and in September 2008 the IRS paid Moody’s $0.2 million of interest on that balance.

At September 30, 2008, Moody’s has recorded liabilities for Legacy Tax Matters totaling $50.7 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

NOTE 12. COMPREHENSIVE INCOME

The components of total comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$113.0	$136.9	$368.9	$574.2
Net realized/unrealized gains (losses) on cash flow hedges	0.5	—	(0.6)	0.1
Net realized losses on cash flow hedges amortized to statement of operations	0.5	—	1.1	—
Foreign currency translation	(39.8)	6.3	(28.6)	10.2
Amortization and recognition of actuarial losses and prior service costs	0.1	0.6	0.9	1.4

Total	$74.3	$143.8	$341.7	$585.9

NOTE 13. SEGMENT INFORMATION

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

Below is financial information by segment, MIS revenue by business unit and consolidated revenue by geographic area and total assets by segment. Certain prior year amounts have been reclassified to conform to the current year presentation.

Financial Information by Segment

	Three Months Ended September 30,
	2008				2007
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$312.6	$136.6	$(15.8)	$433.4	$418.9	$120.3	$(14.2)	$525.0
Expenses:
Operating, SG&A	157.1	89.5	(15.8)	230.8	189.9	87.2	(14.2)	262.9
Restructuring	(1.4)	(0.4)	—	(1.8)	—	—	—	—
Depreciation and amortization	8.6	6.0	—	14.6	7.1	4.5	—	11.6

Total	164.3	95.1	(15.8)	243.6	197.0	91.7	(14.2)	274.5

Operating income	$148.3	$41.5	$—	$189.8	$221.9	$28.6	$—	$250.5

	Nine Months Ended September 30,
	2008				2007
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$998.3	$400.9	$(47.5)	$1,351.7	$1,448.0	$346.8	$(40.7)	$1,754.1
Expenses:
Operating, SG&A	480.6	254.6	(47.5)	687.7	595.9	249.0	(40.7)	804.2
Restructuring	(1.8)	(0.9)	—	(2.7)	—	—	—	—
Depreciation and amortization	26.3	17.6	—	43.9	16.9	14.1	—	31.0

Total	505.1	271.3	(47.5)	728.9	612.8	263.1	(40.7)	835.2

Operating income	$493.2	$129.6	$—	$622.8	$835.2	$83.7	$—	$918.9

MIS and MA Revenue by Line of Business

As part of the Reorganization there were several realignments within the MIS LOB as follows: Sovereign and sub-sovereign ratings, which were previously part of financial institutions; infrastructure/utilities ratings, which were previously part of corporate finance; and project finance, which was previously part of structured finance, were combined with the public finance business to form a new LOB called public, project and infrastructure finance. In addition, real estate investment trust ratings were moved from financial institutions and corporate finance to the structured finance business. Furthermore, in August 2008, the global managed investments group which was previously part of structured finance, was moved to the financial institutions business.

Within MA various aspects of the legacy MIS research business and MKMV business were combined to form the subscriptions, software and consulting LOB. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis; the software business includes license and maintenance fees for credit risk software products, and the consulting business includes professional services associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

The tables below presents revenue by LOB within each new segment and the related intra-segment realignment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
MIS:
Structured finance	$97.7	$195.3	$319.0	$714.7
Corporate finance	75.0	92.2	243.9	321.4
Financial institutions	64.4	63.3	206.5	207.8
Public, project and infrastructure finance	59.7	53.9	181.4	163.4

Total external revenue	296.8	404.7	950.8	1,407.3
Intersegment royalty	15.8	14.2	47.5	40.7

Total	312.6	418.9	998.3	1,448.0

MA:
Subscriptions	118.7	107.5	354.0	309.1
Software	11.1	8.2	30.1	25.8
Consulting	6.8	4.6	16.8	11.9

Total	136.6	120.3	400.9	346.8

Eliminations	(15.8)	(14.2)	(47.5)	(40.7)

Total Company	$433.4	$525.0	$1,351.7	$1,754.1

Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$218.3	$306.9	$714.6	$1,084.6
International:
EMEA	155.9	159.3	455.2	494.5
Other	59.2	58.8	181.9	175.0

Total International	215.1	218.1	637.1	669.5

Total	$433.4	$525.0	$1,351.7	$1,754.1

Total Assets by Segment

	September 30, 2008				December 31, 2007
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$550.9	368.6	774.8	$1,694.3	$548.9	376.7	789.0	$1,714.6

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, prepaid pension costs, unallocated property and equipment and deferred tax assets.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3(“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance and the adoption will not have a material effect on the Company’s consolidated financial condition, results of operations, and cash flows.

NOTE 15. SUBSEQUENT EVENTS

On October 9, 2008, the Company acquired Fermat International, a provider of risk and performance management software to the global banking sector. The cash purchase price was approximately $180 million, subject to customary closing adjustments, and a potential earnout of up to 25 million euros that may be paid based upon the achievement of certain financial targets for the year ended December 31, 2008.

On October 28, 2008, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on December 10, 2008 to shareholders of record at the close of business on November 20, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 39 for a discussion of uncertainties, risks and other factors associated with these statements.

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

In addition to its reported results, Moody’s has included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to Legacy Tax Matters and adjustments made to the Company’s 2007 restructuring Plan, further described in Note 11 and Note 8, respectively, to the Company’s condensed consolidated financial statements.

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

Operating Segments

Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007. As a result of the Reorganization, the rating agency is reported in the MIS segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities, including MKMV and sales of research produced by MIS analysts and the production and sales of other products and services, are represented in the MA segment.

As part of the Reorganization there were several realignments within the MIS LOBs. Sovereign and sub-sovereign ratings, which were previously part of financial institutions; infrastructure/utilities ratings, which were previously part of corporate finance; and project finance, which was previously part of structured finance, were combined with the public finance business to form a new LOB called public, project and infrastructure finance. In addition, real estate investment trust ratings were moved from financial institutions and corporate finance to the structured finance business. Furthermore, in August 2008 the global managed investments group, previously part of the structured finance business, was combined with the financial institutions business.

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

Results of Operations

Three Months Ended September 30, 2008 compared with Three Months Ended September 30, 2007

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,
	2008	2007	% change
Revenue:
United States	$218.3	$306.9	(28.9%)
International	215.1	218.1	(1.4%)

Total	$433.4	$525.0	(17.4%)

Operating, SG&A expenses	$230.8	$262.9	(12.2%)
Operating income	$189.8	$250.5	(24.2%)
Interest expense (income), net	$12.6	$11.2	12.5%
Net income	$113.0	$136.9	(17.5%)

Consolidated revenue was $433.4 million, a decrease of $91.6 million from the same quarter last year. The decrease is primarily attributable to the continued downturn in the credit markets resulting in lower fees from new issuance across most sectors and asset classes in the MIS segment. These declines were partially offset by growth in recurring ratings revenue and increases within all global LOBs in the MA segment.

U.S. revenue of $218.3 million decreased $88.6 million from prior year primarily reflecting weak issuance volumes due to continued market volatility and high interest rate spreads. The adverse market conditions and historically-wide interest spreads continue to affect new issuance activity for most products within SFG and for the bank loan, investment grade and speculative grade ratings areas of CFG.

International revenue was $215.1 million, a decrease of $3.0 million from 2007, reflecting the impact of the credit market turmoil that began in the U.S. in 2007 and has since spread to the European and Asian markets. Significant declines in issuance of structured finance and corporate finance obligations were partially offset by increases in new issuances within the European banking sector. Favorable FX translation contributed approximately $9 million to international revenue in 2008.

Operating, SG&A expenses decreased $32.1 million from 2007, primarily due to a $22.8 million decline in compensation expenses. Salary and benefits expense was $131.4 million, down $10.4 million compared to prior year, reflecting the impact of restructuring actions taken in the fourth quarter of 2007. Annual cash incentive compensation of $11.8 million was down $5.9 million, or 33%, reflecting weaker financial performance compared to prior year, while stock-based compensation of $16.9 million declined $6.5 million reflecting the restructuring actions taken in the fourth quarter of 2007 and a lower Black-Scholes value for the 2008 grants compared to the prior years’ grants. Non-compensation expenses of $70.7 million decreased $9.3 million or 12% from prior year, reflecting reductions, primarily in the areas of T&E, rent/occupancy and recruiting of $4.1 million, $2.8 million and $1.7 million, respectively. Also included in non-compensation expense in 2008 was approximately $4 million of bad debt recognized during the quarter, compared to an immaterial amount in the same period of 2007.

Depreciation and amortization of $14.6 million increased $3.0 million from 2007 primarily due to 7WTC assets fully in service in 2008 as opposed to the phase-in of 7WTC assets during the third quarter of 2007.

Operating income decreased $60.7 million from prior year and operating margin of 43.8% decreased 390 basis points from 47.7% in 2007, primarily reflecting the decline in revenue, partially offset by the reduction in operating expenses. FX translation positively impacted operating income by approximately $10 million.

Net interest expense was $12.6 million, an increase of $1.4 million from prior year due to higher debt levels. Interest income of $5.1 million in 2008 and $5.2 million in 2007, was partially offset by interest on FIN 48 and other tax related liabilities of $3.6 million and $4.2 million in 2008 and 2007, respectively.

Other non-operating income of $6.7 million in 2008 increased $4.5 million due primarily to $4.6 million of income relating to the resolution of a Legacy Tax Matter in 2008.

Moody’s effective tax rate of 38.6% decreased from 43.3% in 2007, due primarily to a larger portion of consolidated taxable income being generated from outside the U.S., which is taxed at a lower rate than the U.S. statutory rate, and the realization of credits and deductions available for U.S.-based manufacturing and research activities.

Net income decreased $23.9 million from 2007, primarily reflecting revenue declines outpacing cost reductions. Included in the 2008 results are a $2.8 million net benefit associated with a Legacy Tax Matter and a $1.1 million net favorable adjustment to the 2007 restructuring charge. Excluding these benefits in 2008, net income and would have been $109.1 million, a decrease of $27.8 million, or 20.3%. Earnings per diluted share would have been $0.45, which was $0.06 or 11.8% lower than 2007, with the smaller percentage decrease in earnings per diluted share due to 9% fewer shares outstanding.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further analysis and commentary:

	Three Months Ended September 30,
	2008	2007	% change
Revenue:
Structured finance	$97.7	$195.3	(50.0%)
Corporate finance	75.0	92.2	(18.7%)
Financial institutions	64.4	63.3	1.7%
Public, project and infrastructure finance	59.7	53.9	10.8%

Total	$296.8	$404.7	(26.7%)

Operating, SG&A expenses	$157.1	$189.9	(17.3%)
Operating income	$132.5	$207.7	(36.2%)

Global revenue of $296.8 million declined $107.9 million from 2007 with SFG accounting for the vast majority of the net decrease. In the U.S., revenue of $153.4 million decreased $92.8 million, or 38%, from prior year and comprises 52% of global revenue compared to 61% in 2007. Internationally, revenue of $143.4 million was $15.1 million, or 10%, lower than prior year and included a $7 million positive impact from FX translation. The split of revenue between relationship and transaction for the quarter of 49% and 51%, respectively, has shifted more towards recurring revenue than in prior year when the split was 34% relationship-based and 66% from initial transaction fees. The lower proportion of transaction revenue in 2008 is primarily due to the significant decline in new issuance. Relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations, while transaction revenue represents the initial rating of a new debt issuance as well as other one-time fees.

Global SFG revenue decreased $97.6 million from prior year, with 81% of the decline occurring within the U.S. Relationship based revenue increased to 46% of total revenue in 2008 from 25% in the prior year. U.S. revenue was $42.1 million, down 65%, from 2007, led by declines in Derivatives, CREF and RMBS of $29.2 million or 59%, $23.3 million or 80%, and $19.3 million or 91%, respectively, reflecting the more than 80% decline in dollar volume and deal count issuance as a result of the lack of investor demand for securitizable assets, market volatility and higher spreads in the credit markets. Internationally, revenue of $55.6 million accounted for 57% of global and decreased $18.9 million or 25% from 2007 when it accounted for 38% of total SFG. Decreases in Derivatives and CREF of $14.7 million and $7.4 million, respectively, were partially offset by growth in long-term ABS and RMBS of $2.3 million and $2 million, respectively. FX translation contributed approximately $3 million to international revenue in 2008.

Global CFG revenue decreased $17.2 million from 2007, with $12.2 million or 71% of the decline occurring in the U.S. Revenue from new issuance activity decreased to 53% of total CFG in 2008, versus 65% in 2007, resulting from fewer transactions and smaller average size per transaction compared to prior year. U.S. revenue totaled $44.4 million, down 22% from prior year, led by decreases in bank loan ratings, investment and speculative-grade securities of $8.1 million, $2.2 million and $1.4 million, respectively. Other CFG services such as national scale ratings and company credit assessment services also decreased $2.5 million from prior year. These decreases were partially offset by growth from monitoring fees of $2.3 million or 26%. International revenue in 2008 was $30.6 million, a decrease of $5.0 million or 14% from 2007, with $3.0 million of the decrease attributable to bank loans. Declines in speculative-grade securities and estimated ratings of $1.3 million and $1 million, respectively, were partially offset by growth in monitoring fees of $1.1 million. FX translation contributed $1.6 million to international revenue in 2008.

Global FIG revenue increased $1.1 million, mostly from the international banking sector. Relationship revenue increased to 63% of global compared to 55% in the prior year. In the U.S., revenue of $27.1 million was down $3 million or 10% from prior year due primarily to a $3.2 million decline in revenue from the insurance sector. International revenue of $37.3 million increased $4.1 million, or 12%, from 2007 with $3.9 million generated from within the EMEA banking sector. FX translation contributed approximately $2 million to international revenue in 2008.

Global PPIF revenue increased $5.8 million from prior year. Recurring revenue represented 39% of global compared to 40% a year-ago. In the U.S., revenue of $39.8 million increased $1.1 million, or 3%, from prior year with the $2.3 million increase in municipal structured product revenue being partially offset by a $1.6 million decline in the public finance sector. International revenue was $19.9 million, an increase of $4.7 million, or 31%, from 2007, led by growth in the project and infrastructure finance sector of $3.9 million, or 43% from prior year, primarily within the EMEA region. The FX translation impact on international revenue in 2008 was not material.

Total Operating, SG&A expenses, including allocated corporate costs decreased $32.8 million from 2007 reflecting declines in both compensation and non-compensation costs. Compensation costs of $111.3 million decreased $20.1 million, or 15%, from prior year mainly due to reductions in salary expense as a result of the fourth quarter 2007 restructuring Plan; stock-based compensation resulting from impact of the Plan as well as a lower Black-Scholes value in 2008 compared to prior years; and annual cash incentive compensation reflecting weaker financial performance compared to prior year. Non-compensation expenses of $45.8 million decreased $12.6 million, or 21.6%, from prior year due primarily to overall cost controls in place, particularly in the areas of T&E, recruiting and marketing, as well as a lower percentage of overhead costs allocated to MIS in 2008 compared to 2007 due to reduced MIS revenue. The reductions in non-compensation costs were partially offset by approximately $3 million of bad debt expense recorded during the quarter, compared to an immaterial amount in the prior year.

Operating income decreased $75.2 million from 2007 reflecting the reduction in revenue outpacing the decline in Operating, SG&A expenses. FX translation had a positive $7.4 million impact on operating income for the quarter.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,
	2008	2007	% change
Revenue:
Subscriptions	$118.7	$107.5	10.4%
Software	11.1	8.2	35.4%
Consulting	6.8	4.6	47.9%

Total	$136.6	$120.3	13.5%

Operating, SG&A expenses	$73.7	$73.0	1.0%
Operating income	$57.3	$42.8	33.9%

Global MA revenue, which comprises 32% of global MCO revenue in 2008 compared to 23% in 2007, increased $16.3 million from prior year with 74% of the growth generated outside the U.S. Recurring revenue in 2008 accounted for 91% of global, a slight decrease from 93% in the prior year, reflecting the impact of strong growth in the consulting and software LOBs which are primarily transaction-based. In the U.S., revenue of $64.9 million increased $4.2 million, or 7%, reflecting growth in subscription revenue, partially offset by a decline in the consulting LOB. International revenue was $71.7 million and increased $12.1 million, or 20%, from prior year generated from growth in all business lines. FX translation contributed approximately $2 million to international revenue in 2008.

Global subscription revenue increased $11.2 million and accounted for 68% of global MA growth, reflecting continued demand from new and existing customers for credit and economic research, structured finance analytics, credit risk assessment and other offerings. U.S. revenue was $59.1 million, an increase of $4.3 million or 8% from 2007. International revenue of $59.6 million increased $6.9 million or 13% over prior year, with 94% of the growth generated within the European region.

Global software revenue increased $2.9 million, reflecting a higher volume of large deals recognized in 2008 compared to 2007. U.S. revenue of $4.4 million remained flat with prior year and accounts for approximately 40% of global software revenue. Internationally, revenue increased $2.8 million or 72% from 2007, with growth generated from all regions.

Global consulting revenue increased $2.2 million over prior year reflecting relatively higher demand internationally for credit education, portfolio analysis, risk modeling and scorecard development services.

Operating, SG&A expenses, including allocated corporate overhead, were $73.7 million, flat compared to the 2007 period as reductions in compensation and benefits were offset by increases in non-compensation expenses. Compensation and benefits expense of $48.8 million decreased $2.7 million primarily due to lower stock-based compensation resulting largely from restructuring actions taken in the fourth quarter of 2007. This decrease was partially offset by an increase in salary expense and annual cash incentive compensation reflecting the growth and strong financial performance of the business. Non-compensation expenses were $24.9 million, an increase of $3.3 million, or 15.3% from 2007 mainly due to a higher proportion of allocated corporate overhead expenses in 2008 compared to prior year based on the revenue-split methodology and the absence in 2008 of a $2.5 million sales tax benefit received in the second quarter of 2007.

Operating income increased $14.5 million from 2007, as a result of strong revenue growth coupled with stable operating expenses compared to prior year. FX translation had a $2.7 million positive impact on operating income growth.

Nine Months Ended September 30, 2008 compared with Nine Months Ended September 30, 2007

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,
	2008	2007	% change
Revenue:
United States	$714.6	$1,084.6	(34.1%)
International	637.1	669.5	(4.8%)

Total	$1,351.7	$1,754.1	(22.9%)

Operating, SG&A expenses	$687.7	$804.2	(14.5%)
Operating income	$622.8	$918.9	(32.2%)
Interest expense (income), net	$36.5	$9.0	305.6%
Net income	$368.9	$574.2	(35.8%)

Global revenue decreased $402.4 million from 2007, due to the significant decline in MIS partly offset by good growth in MA. U.S. revenue was down $370 million from prior year while international revenue decreased $32.4 million from 2007 and accounted for 47% of global revenue compared to 38% a year ago. FX translation contributed $34 million to international revenue in 2008, primarily reflecting the weakening of the U.S. dollar to the euro and the British pound.

Operating, SG&A expenses decreased $116.5 million from prior year, driven primarily by lower accruals for annual cash incentive compensation and stock-based compensation of $46.7 million and $25.0 million, respectively. The decrease in stock-based compensation reflects the restructuring actions from the fourth quarter of 2007 and a lower Black-Scholes value for the 2008 grants compared to prior years, while the decrease in annual cash incentive compensation is due to weaker financial performance compared to prior year. Non-compensation expenses of $200.3 million were down $27.3 million, due primarily to reductions in T&E, rent/occupancy, and net consulting of approximately $15 million, $3 million and $5 million, respectively.

Depreciation and amortization of $43.9 million increased $12.9 million from 2007 due to 7WTC assets placed in service beginning in mid-2007 and approximately $4 million of accelerated depreciation through June 30, 2008 related to the closure of the New Jersey office.

Operating income of $622.8 million was down $296.1 million, due to the decline in revenue outpacing the reduction in operating expenses, resulting in a 630 basis point decline in operating margin compared to prior year. FX translation had a positive $27 million impact on 2008 operating income.

Net interest expense of $36.5 million increased $27.5 million from 2007 due to higher debt levels. Additionally, there were reversals of accrued interest relating to the favorable resolution of a Legacy Tax Matter in 2008 and 2007 of $2.3 million and $17.5 million, respectively.

Other non-operating income was $15.2 million in 2008 compared to $14.5 million in 2007. Reflected in the 2008 amount is $10.0 million of FX gains, partially offset by approximately $6 million of other expenses. In addition, 2008 and 2007 reflects $11.0 million and $14.4 million, respectively, of income related to the favorable resolution of certain Legacy Tax Matters.

Moody’s effective tax rate of 38.7% increased slightly from 37.9% in 2007 due to a $27.3 million Legacy Tax Matter benefit in 2007. Additionally, recorded in other non-operating income in both years was the aforementioned Legacy Tax Matter benefit, part of which was non-taxable (See Contingencies – Legacy Tax Matters below). Absent these benefits in both years the effective tax rate would have been 39.1% in 2008 and 41.5% in 2007, with the decrease due primarily to a larger portion of consolidated taxable income being generated from outside the U.S., which is taxed at a lower rate than the U.S. statutory rate, and the realization of credits and deductions available for U.S.-based manufacturing and research activities.

Net income of $368.9 million, or $1.49 per diluted share, was $205.3 million or $0.59 per share, lower than the same period in 2007, reflecting revenue declines outpacing cost reductions, as well as a $41.7 million decrease in net benefits associated with Legacy Tax Matters. Excluding the Legacy Tax Matter benefits in both years and an immaterial adjustment made in 2008 to the 2007 restructuring charge, net income would have been $356.6 million, a decrease of $165.3 million, or 31.6%, and diluted earnings per share would have been $1.44, a decrease of $0.45, or 23.8%, from $1.89 in the prior year which was a smaller percentage decrease than net income due to 10% fewer diluted shares outstanding.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,
	2008	2007	% change
Revenue:
Structured finance	$319.0	$714.7	(55.4%)
Corporate finance	243.9	321.4	(24.1%)
Financial institutions	206.5	207.8	(0.6%)
Public, project and infrastructure finance	181.4	163.4	11.0%

Total	$950.8	$1,407.3	(32.4%)

Operating, SG&A expense	$480.6	$595.9	(19.3%)
Operating income	$445.7	$794.5	(43.9%)

Global revenue decreased $456.5 million from 2007, primarily reflecting the significant declines in fees from new issuance within the global SFG asset classes and in the global speculative grade and bank loan areas of CFG, partially offset by some growth within PPIF. The split of transaction and relationship revenue in 2008 was 54% and 46%, respectively, a significant change from 72% and 28%, respectively in 2007. In the U.S., revenue of $519.1 million was down $388.5 million or 43%, primarily due to decreases in SFG and CFG continuing to reflect the impact of the credit market crisis. International revenue was $431.7 million, a decline of $68.0 million or 14% from a year-ago. In 2008, international revenue comprised 45% of global, compared to 36% in 2007. FX translation contributed $27 million to international revenue in 2008.

Global SFG revenue decreased $395.7 million, due to declines in derivatives, RMBS and CREF of $168.2 million, $100.0 million and $99.2 million, respectively, which together accounted for 93% of the decrease. Revenue from new issuance decreased to 55% of total in 2008, down from 80% a year-ago. U.S. revenue of $154.8 million was down $323.6 million or 68% from a year ago, led by declines in the aforementioned asset classes due to significantly reduced issuance volume. Internationally, revenue was $164.2 million, down $72.1 million or 31% from 2007, primarily reflecting declines in derivatives and CREF of $37.9 million or 41%, and $30.1 million or 64%, respectively. International RMBS revenue was flat year-over-year. FX translation contributed $13 million to international revenue in 2008.

Global CFG revenue decreased $77.5 million due to low issuance volumes particularly in the U.S. The decrease in revenue reflected lack of investor confidence and higher interest rate spreads resulting in a reduction in loan origination and opportunistic refinancing. Transaction-based revenue declined to 57% of total, compared to 71% in the prior year due to lower issuance volumes. Revenue in the U.S. was $144.7 million, down $67.4 million or 32% from prior year led by declines in revenue from bank loans and speculative grade ratings of $51.4 million and $21.7 million, respectively. These decreases were partially offset by growth in revenue from investment grade securities and monitoring fees of $6.4 million and $4.8 million, respectively. International revenue of $99.2 million decreased $10.1 million or 9% from prior year reflecting declines in revenue from speculative grade securities, bank loans and estimated ratings of $8.9 million, $6 million and $3.7 million, respectively, which were offset by $4.2 million of growth in monitoring fees and a $3.3 million increase in revenue from other CFG products such as national scale ratings and company credit assessment services. FX translation contributed approximately $5 million to international revenue in 2008.

Global FIG revenue decreased $1.3 million from prior year, reflecting the decline in transaction-based revenue from 51% of total in 2007 down to 42% of total FIG revenue in 2008. In the U.S., revenue was $92.5 million, a decrease of $7.4 million or 7%, primarily due to a $6.1 million decline within the property and casualty insurance industries. International revenue of $114.0 million was up $6.1 million or 6% from prior year primarily due to $6.6 million of growth in the banking sector particularly within EMEA, partially offset by declines in the finance and securities sectors. FX translation contributed approximately $7 million to international revenue.

Global PPIF revenue increased $18.0 million due to growth across most product lines and geographies. Relationship revenue comprised 39% of total PPIF, consistent with prior year. In the U.S., revenue of $127.1 million grew $9.9 million or 8%, primarily from the $10.2 million increase in municipal structured products, partially offset by a $1.3 million decline in the public finance sector. International revenue was $54.3 million, up $8.1 million or 18% from prior year, primarily due to growth in the infrastructure finance market, the sub-sovereign sector and project finance of $3 million, $2.6 million and $1.8 million, respectively. FX translation contributed $2 million to international revenue in 2008.

Total Operating, SG&A expenses, including allocated corporate overhead, decreased $115.3 million from prior year primarily due to lower compensation and non-compensation costs of $80.4 million and $34.9 million, respectively. Compensation expenses were $346.9 million, or 19% lower than 2007, reflecting decreases in accruals for annual cash incentive compensation and stock-based compensation reflecting a weaker financial performance compared to 2007 and a lower Black-Scholes value in 2008 versus prior years, respectively, as well as lower salary and benefit expense primarily due to restructuring actions taken in the fourth quarter of 2007 partially offset by approximately $6 million of senior executive severance costs recorded in the second quarter of 2008. Non-compensation expenses were $133.7 million, a decrease of 21% from prior year, due primarily to cost controls in place, specifically in the areas of T&E, recruiting and marketing. Additionally, non-compensation expenses were down 21% due to a lower percentage of corporate overhead costs allocated to MIS in 2008 compared to 2007 reflecting the decline in MIS revenue relative to MA revenue. Partially offsetting these decreases was approximately $6 million of bad debt expense recorded in 2008 compared to less than $1 million in the prior period.

Operating income decreased $348.8 million from 2007 reflecting significant declines in revenue outpacing reduced expenses. Foreign currency had an approximate $21 million positive impact on operating income.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,
	2008	2007	% change
Revenue:
Subscriptions	$354.0	$309.1	14.5%
Software	30.1	25.8	16.7%
Consulting	16.8	11.9	41.2%

Total	$400.9	$346.8	15.6%

Operating, SG&A expenses	$207.1	$208.3	(0.6%)
Operating income	$177.1	$124.4	42.4%

Global revenue increased $54.1 million primarily due to growth in subscription-based product sales. In the U.S., revenue of $195.5 million increased $18.5 million or 10%, with 92% of the growth attributable to subscription-based revenue. Internationally, revenue grew to $205.4 million, an increase of $35.6 million or 21% from a year-ago, with FX translation contributing approximately $7 million to that growth.

Global subscription revenue, which had the largest dollar increase, was up $44.9 million, with 62% of the growth generated internationally. In the U.S., revenue of $178.8 million grew $17.0 million or 11%, while international revenue of $175.2 million grew $27.9 million or 19%.

Global software revenue increased $4.3 million, with $3.0 million generated internationally, primarily within the Asian region. Global consulting revenue increased $4.9 million, or 41%, and was generated almost entirely from outside the U.S., particularly within EMEA which accounted for $3.5 million of the growth, followed by $1.3 million from the Latin America/Canada region.

Total Operating, SG&A expenses remained flat with prior year, reflecting a $9 million, or 6%, decrease in compensation costs offset by an $8 million, or 13%, increase in non-compensation costs. The decrease in compensation costs is primarily due to lower commissions expense of approximately $6 million and lower stock-based compensation of $3 million, reflecting a lower Black-Scholes value in 2008 compared to prior years and the impact of the restructuring actions taken in the fourth quarter of 2007. The increase in non-compensation expenses was mainly due to a higher proportion of allocated corporate overhead expenses in 2008 compared to prior year based on the revenue-split methodology and a $2.5 million sales tax benefit received in the second quarter of 2007. These increases were partially offset by expense reductions resulting from cost controls in place.

Operating income of $177.1 million increased $52.7 million from prior year. FX translation had an approximate $6 million positive impact on 2008 operating income growth.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. Net cash provided by operating activities was $400.4 million and $769.6 million for the nine months ended September 30, 2008 and 2007, respectively. The Company had net borrowings of $247.1 million and $700.0 million during the nine months ended September 30, 2008 and 2007, respectively.

Moody’s net cash provided by operating activities in the first nine months of 2008 was $369.2 million lower than the same period in 2007 due primarily to the $205.3 million, or 36%, decrease in net income resulting from a 23% decline in revenue outpacing the 13% reduction in expenses. The decrease in stock-based compensation expense reduced cash flow from operations by $24.9 million compared to net income. The impact on operating cash flows of excess tax benefits from stock-based compensation plans decreased to $7.4 million from $47.3 million in 2007 due to fewer option exercises. The favorable non-cash resolution of a Legacy Tax Matter in the second quarter of 2008 and 2007 reduced operating cash flow by $7.8 million and $52.3 million, respectively, compared to net income. Furthermore, the change in cash flows were positively impacted by the return in 2008 of approximately $33 million from the IRS related to a deposit made in the first quarter of 2006. Approximately $22 million of the deposit reduced other assets and $8 million reduced other current assets. Operating cash flow was further reduced by $139.0 million due to reductions in accounts payable and accrued liabilities primarily resulting from the timing of payments made for income taxes and annual cash incentive compensation of approximately $64 million and $48 million, respectively. Payments and other adjustments related to the restructuring charge taken in 2007 decreased cash flows from operations by $24.4 million. A slowdown in the increase in deferred revenue as a result of lower billings reflecting weak conditions in the credit markets has reduced cash flow from operations compared to net income by $30.7 million. Additionally, operating cash flow decreased by $39.7 million due to reductions in other liabilities primarily resulting from a decrease in deferred rent expense.

Net cash used in investing activities was $99.5 million and $79.2 million for the nine months ended September 30, 2008 and 2007, respectively. Sales and maturities of short-term investments, net of purchases, totaled $4.2 million and $70.9 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease was attributable to the liquidation of a majority of the short-term investment portfolio in the first quarter of 2007 primarily to finance share repurchases and other operational activities. Capital expenditures, primarily for leasehold improvements and internal use software, totaled $65.4 million and $145.8 million for the nine months ended September 30, 2008 and 2007, respectively, with the decrease primarily due to the reduced 7WTC build-out activity. In 2008, the Company spent $39.2 million on acquisitions, net of cash acquired.

Net cash used in financing activities was $271.4 million and $693.2 million for the nine months ended September 30, 2008 and 2007, respectively. The Company had net repayments of $496.9 million under its CP Program in 2008 funded primarily from $594.0 million of net borrowings against its 2007 Facility and the $150.0 million of proceeds from its 2008 Term Loan. As a result of the increased volatility and disruption in the global capital and credit markets, Moody’s ability to access the commercial paper market has been limited. Thus, the Company has increased its borrowings under the 2007 Facility to offset the reduced commercial paper borrowings. Spending for share repurchases totaled $472.9 million and $1,427.0 million in 2008 and 2007, respectively. Dividends paid were $73.3 million and $64.7 million for the nine months ended September 30, 2008 and 2007, respectively with the increase reflecting a quarterly dividend of $0.10 per share paid in the first nine months of 2008 compared to $0.08 per share in 2007. These amounts were partially offset by proceeds from employee stock-based compensation plans of $22.3 million and $52.8 million in 2008 and 2007, respectively with the decreases due primarily to reduced stock option exercise activity.

Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow for the next twelve months. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources.

The Company intends to continue returning capital to shareholders through, among other thing, its share repurchase program in a manner that is consistent with maintaining sufficient liquidity. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program which the Company completed in the first quarter of 2008. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program of which Moody’s had $1.6 billion of share repurchase authority remaining at September 30, 2008. There is no established expiration date for this authorization.

At September 30, 2008 the Company had borrowings from its CP Program and revolving credit facility of $54.6 million and $594.0 million, respectively, the proceeds of which were used to support share repurchases, the build-out of 7WTC, acquisitions and other operational activities. At quarter end, Moody’s had $1.4 billion of outstanding debt with an additional debt capacity available of approximately $350 million.

The Company entered into an operating lease agreement commencing on October 20, 2006 with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s new headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of September 30, 2008, including the aforementioned rent credits, are approximately $618 million.

On October 24, 2007, the Company announced a restructuring plan that would reduce global head count, terminate certain technology contracts and consolidate certain corporate functions in response to both the Company’s Reorganization announced on August 7, 2007 as well as a decline in current and anticipated issuance of rated debt securities in some market sectors. Included in the $50.0 million restructuring charge reported in 2007 is $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. At December 31, 2007, the remaining cash payments were $41.2 million of which $22.1 million was paid during the first nine months of 2008 and $2.7 million was reversed due to refinements in the estimated liability. The Company expects cash outlays of $7.9 million to be paid during the remainder of 2008 and less than $1.0 million in 2009. The remaining liability of $8.1 million relates to annuity payments that will be made in connection with the Company’s unfunded pension plans for which payments will commence when the affected employees reach retirement age beginning in 2009 and continue in accordance with plan provisions.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf section of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million British pounds, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company expects to incur approximately 42 million British pounds of costs to build out the floors to its specifications of which, approximately 28 million British pounds is expected to be incurred over the next twelve months.

On October 9, 2008, the Company acquired Fermat International, a provider of risk and performance management software to the global banking sector. The cash purchase price was approximately $180 million, subject to customary closing adjustments, with a potential earn-out of 25 million euros that may be paid based upon the achievement of certain financial targets by December 31, 2008.

The Company also intends to use a portion of its cash flow to pay dividends. On October 28, 2008, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on December 10, 2008 to shareholders of record at the close of business on November 20, 2008. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board of Directors.

In addition, the Company will from time to time consider cash outlays for acquisitions of, or investments in, complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays to pay to New D&B its share of potential liabilities related to the Legacy Tax Matters that are discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Contingencies”. These potential cash outlays could be material and might affect liquidity requirements, and they could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness

The following table summarizes total indebtedness:

	September 30, 2008	December 31, 2007
2007 Facility	$594.0	$—
Commercial paper, net of unamortized discount of $0.2 million at September 30, 2008 and $0.7 million at December 31, 2007	54.6	551.9
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	—

Total Debt	1,398.6	1,151.9
Current portion	(648.6)	(551.9)

Total long-term debt	$750.0	$600.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as of September 30, 2008 was 2.84%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 2.81% and 5.13% as of September 30, 2008 and December 31, 2007, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan is payable quarterly at rates that are based on LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio. The outstanding borrowings shall amortize beginning in 2010 in accordance with the schedule of payments set forth in the 2008 Term Loan outlined in the table below.

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

The principal payments due on the 2008 Term Loan through its maturity are as follows:

Year ending December 31,
2010	$3.8
2011	11.3
2012	71.2
2013	63.7

Total	$150.0

Also on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Fair market value adjustments are recorded into other comprehensive income at the end of each period, while net interest payments are recorded in the statement of operations. At September 30, 2008, the fair value of the interest rate swap was immaterial.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income	$5.1	$5.2	$15.2	$13.8
Expense on borrowings	(14.6)	(12.7)	(44.2)	(25.1)
FIN 48 and other tax related interest	(3.6)	(4.2)	(10.4)	(16.3)
Reversal of accrued interest (a)	—	—	2.3	17.5
Interest capitalized	0.5	0.5	0.6	1.1

Total	$(12.6)	$(11.2)	$(36.5)	$(9.0)

(a)	Represents a reduction of accrued interest due to the resolution of Legacy Tax Matters as further discussed in Note 11 below.

At September 30, 2008, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchase and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At September 30, 2008, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2008:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,694.4	$688.6	$90.6	$212.6	$702.6
Operating lease obligations (2)	976.3	59.5	100.5	103.3	713.0
Purchase obligations (3)	164.2	78.6	55.7	24.1	5.8
Pension obligations (4)	59.8	2.6	12.1	9.2	35.9
Capital lease obligations	3.2	1.5	1.7	—	—

Total (5)	$2,897.9	$830.8	$260.6	$349.2	$1,457.3

(1)	Reflects payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 10 to the condensed consolidated financial statements.
(2)	Includes rent payments relating to the Canary Wharf Lease, which the Company will begin making in March 2011.
(3)	Includes amounts due relating to the fit-out of the Canary Wharf Lease and to a contract to outsource certain data processing, telecommunication services and data back-up facilities which was signed on April 7, 2008. These amounts do not include the potential earn-out of up to 25 million euros which may be paid, relating to the acquisition of Fermat, as further described in Note 15 to the condensed consolidated financial statements.
(4)	Reflects projected benefit payments relating to the Company’s Post-Retirement Benefit Plans described in Note 9 to the condensed consolidated financial statements.
(5)	The table above does not include the Company’s net long-term tax liabilities of $140.3 million and $ 50.7 million relating to FIN 48 and Legacy Tax Matters, respectively, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On October 28, 2008, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on December 10, 2008 to shareholders of record at the close of business on November 20, 2008.

Outlook

Moody’s outlook for 2008 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer spending, residential mortgage borrowing and refinancing activity, securitization levels, capital markets issuance, and the impact of government-sponsored economic stabilization initiatives. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ materially from its current outlook.

In light of very difficult conditions in the global debt markets and uncertainty as to the pace of recovery, the Company has revised its outlook downward for the full year 2008. For Moody’s overall, the Company now expects full-year 2008 revenue to decline in the low-twenties percent range. This decline excludes any revenue relating to the acquisition of Fermat International and assumes foreign currency translation for the remainder of 2008 at current exchange rates.

The Company is maintaining its focus on expense management given its lower revenue expectations. As a result, full-year 2008 operating expenses are now expected to decline about 11% on an as-reported basis compared to full-year 2007. Excluding the $50 million restructuring charge in 2007, restructuring adjustments in 2008 and the Fermat acquisition, the Company now projects full-year 2008 expenses to decline about 8% and the full-year 2008 operating margin to be in the low-forties percent range, down from its previous guidance of mid-forties percent, due primarily to lower revenue. The Company now projects full-year 2008 diluted earnings per share, excluding the above items and Legacy Tax Matters, in the range of $1.71 to $1.77, versus its previous guidance range of $1.90 to $2.00.

For the global Moody’s Investors Service business, the Company now expects revenue for the full-year 2008 to decline in the low-thirties percent range, down from its previous guidance of a mid-twenties percent decline, in anticipation of poor market conditions for the remainder of the year. Within the U.S., the Company now projects revenue to decrease in the low-forties percent range for the full-year 2008.

In the U.S. structured finance business, the Company now expects revenue for the year to decline in the mid-sixties percent range, reflecting significant declines across all asset classes, led by residential mortgage-backed securities, commercial real estate finance and credit derivatives ratings.

In the U.S. corporate finance business, the Company now expects revenue to decrease in the low-thirties percent range for the year, with weakness across all asset classes led by bank loan and speculative-grade bond ratings.

In the U.S. financial institutions sector, the Company now expects revenue to decline in the low- to mid-teens percent range. For the U.S. public, project and infrastructure finance sector, Moody’s now projects 2008 revenue to be about flat with full year 2007.

Outside the U.S. the Company now expects Moody’s Investors Service revenue to decrease in the mid-teens percent range. Growth from rating financial institutions, as well as public, project and infrastructure finance, is expected to be more than offset by the decline in structured finance ratings revenue, as well as a decline in revenue from the corporate finance business.

For Moody’s Analytics, the Company now expects revenue growth in the low-double digit percent range, rather than low- to mid-teens, as weakness among financial institutions is leading to longer sales cycles and somewhat higher customer attrition. On a geographic basis, U.S. and non-U.S. growth are now projected to be in the high-single digit and mid-teens percent ranges, respectively. The Company now expects growth in the subscription business to be in the low-double digit percent range. In the software business, the Company expects revenue to be about flat compared with 2007. In the smaller consulting business, Moody’s continues to anticipate strong growth, reflecting sustained demand for professional services and credit training projects. While sales cycles are lengthening due to financial market uncertainty, robust demand continues for Moody’s expertise in credit education, risk modeling, and scorecard development. Moody’s customers continue to value the Company’s expertise as it implements more sophisticated and comprehensive risk management processes and manage compliance with regulatory requirements.

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

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs are due to file a consolidated complaint in November 2008. The Company expects to move to dismiss the consolidated complaint. On October 30, 2008, the

Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing.

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

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business. These initiatives are subject to normal review by tax authorities. Old D&B and its predecessors also entered into a series of agreements covering the sharing of any liabilities for payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters, and certain other potential tax liabilities, all as described in such agreements. Further, in connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have agreed on the financial responsibility for any potential liabilities related to Legacy Tax Matters.

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of September 30, 2008, the Company continues to carry a liability of $2.0 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. Moody’s and New D&B may also commence an arbitration proceeding to collect amounts owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of this matter with any certainty.

Amortization Expense Deductions

This Legacy Tax Matter, which was affected by developments in June 2007 and 2008 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, in the second quarter of 2008, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of September 30, 2008, Moody’s liability with respect to this matter totaled $47.7 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $57 million of these deposits ($24.6 million for New D&B and $31.9 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices. As noted above, in November 2007 the IRS used $7.9 million of Moody’s portion of the deposit to satisfy an assessment and related interest. Additionally, in the first quarter of 2008 the IRS returned to Moody’s $33.1 million in connection with this matter, which includes $3.0 million of interest. In July 2008, the IRS paid Moody’s the remaining $1.8 million balance of the original deposit, and in September 2008 the IRS paid Moody’s $0.2 million of interest on that balance.

At September 30, 2008, Moody’s has recorded liabilities for Legacy Tax Matters totaling $50.7 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

In September 2006, the Credit Rating Agency Reform Act of 2006 was passed, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The Reform Act provides the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published the rules that implement the Reform Act. These rules address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In June 2007, MIS filed its application for registration as an NRSRO with the SEC. In September 2007 the SEC registered MIS as an NRSRO under the Securities Exchange Act of 1934, and as of that time MIS has been subject to the SEC’s oversight rules described above. As required by the rules, MIS has made its Form NRSRO Initial Application, its Annual Certification of Form NRSRO, and any associated updates publicly available by posting it on the Regulatory Affairs page of the Company’s website.

The SEC introduced three sets of proposed rule amendments relevant to NRSROs during the months of June and July 2008. The first set of proposed rules includes measures on managing conflicts of interest and increasing transparency. The second set of proposed rules calls upon NRSROs to distinguish ratings for structured finance products from those for other products. The third set of rules proposes to reduce the use of and reliance on NRSRO credit ratings by the SEC and market participants. MIS’s comments on the SEC’s proposals are posted on the Regulatory Affairs page of the Company’s website.

In July 2008, the SEC released a report on its examination of Credit Rating Agencies. The SEC began its review of the ratings processes and procedures of the three leading rating agencies – MIS, S&P and Fitch – in August 2007, focusing on subprime RMBS and CDOs. While the Commission staff noted that most of the period under review pre-dated the implementation of SEC rules for the industry, the report identified areas that were either of concern to the SEC or that the SEC believes can be enhanced going-forward. The concerns identified by the Commission’s Staff generally fall into three categories: policies addressing potential conflicts of interest; resources and resource allocation; documentation around policies and procedures and enhancing transparency. The SEC also summarized the various steps that are already being put in place by the rating agencies, as well as those that are under consideration in the SEC’s current rule-making process.

In March 2008, the President’s Working Group on Financial Markets, working with the Office of the Comptroller of the Currency and the Federal Reserve Bank of New York, published an analysis of the underlying factors contributing to the recent and ongoing market stress. On the basis of this analysis, the PWG made recommendations focusing on five areas, one of which relates to the role of rating agencies. The PWG’s recommendations are broadly consistent with those of the Financial Stability Forum described below. In October 2008, the PWG released a report updating the market on the progress that has been made on the recommendations. As it pertained to the CRAs, the report summarized the various initiatives that have been taken, including: the SEC’s Proposed Rules and the Examination Report and various measures implemented by the individual CRAs.

Finally, both chambers of the U.S. Congress continue their review of the role of rating agencies. On March 12, 2008 the House Financial Services Committee held a hearing focusing on the municipal bond market, on April 22, 2008 the Senate Committee on Banking, Housing, and Urban Affairs held a more general hearing on the role of credit rating agencies in the U.S. credit markets, and as part of a series of hearings focusing on the existing market turmoil, on October 22, 2008 the House Committee on Oversight and Government Reform held a hearing on the Role of Credit Rating Agencies. Moody’s participated in each of these three hearings and the written testimonies can be found on the Regulatory Affairs page of the Company’s website. On July 30, 2008, the HFSC passed H.R. 6308, a bill which seeks to require NRSROs to adopt a single definition for each of their rating symbol systems and to apply such rating symbols in a consistent manner for all types of securities to which that symbol is assigned. The bill must next be approved by the full House and the Senate before it can be sent to the President to be signed into law.

Internationally, several regulatory developments have occurred:

The Group of 7 Finance Ministers and Central Bank Governors—In October 2007, the G-7 Finance Ministers and Central Bank Governors formally asked the FSF to analyze the underlying causes of the recent financial market turbulence. One area for analysis was the role and use of credit rating in the structured finance market. To encourage the adoption of a unified regulatory approach, the FSF has worked to coordinate the work of other international organizations on these subjects. On April 11, 2008, the FSF presented its final recommendations to the G-7, addressing five areas: strengthened prudential oversight of capital, liquidity and risk management; enhancing transparency and valuation; changes in the role and use of credit ratings; strengthening the authorities’ responsiveness to risks; and robust arrangements for dealing with stress in the financial system. The recommendations that pertain to the rating agency industry are: improve the quality of the rating process and management of conflicts of interest in rating structured finance securities; differentiate ratings on structured finance products from those on corporate and government bonds and expand the initial and ongoing information provided on the risk characteristics of structured products; and enhance their review of the quality of the data input and due diligence performed on underlying assets by originators, arrangers and issuers. At its mid-April meeting, the G-7 endorsed all of the FSF’s recommendations and asked that immediate steps be taken to implement the measures. The FSF provided a progress report on implementation of the recommendations at the June 2008 and again in October 2008 meetings of the G-8 and G-7 Finance Ministers respectively. As it pertains to the rating agency industry, the FSF reported that the International Organization of Securities Commissions has made important modifications to the code of conduct for rating agencies, as discussed below, and that CRAs should seek to implement these modifications as quickly as possible.

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

In March 2008, IOSCO published for public consultation a report on the role of credit rating agencies in structured finance, as well as a proposal to amend the IOSCO Code of Conduct Fundamentals for Credit Rating Agencies. Working with four other globally active credit rating agencies, MIS submitted a joint response to IOSCO’s consultation report. This joint response can be found on the Regulatory Affairs webpage of the Company’s website. In May 2008, IOSCO finalized its report and published the revised IOSCO Code at its annual meeting in May, 2008. The changes made to the IOSCO Code broadly address greater transparency of methodologies and processes by CRAs and MIS has already begun to implement some of the recommendations proposed by IOSCO and expects to amend the MIS Code as appropriate. On July 2008, IOSCO also announced that it will monitor the CRAs implementation of the IOSCO Code changes and it will explore the means by which IOSCO members might work together to verify the proper and complete disclosure by CRAs of information required by the IOSCO Code. Finally, in September IOSCO announced that it will discuss at its next technical committee meeting, scheduled to be held in January 2009, measures that will aim to bring about more globally consistent oversight of CRAs.

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

The Commission presently is re-examining the regulatory framework for rating agencies in Europe. On July 31, 2008 the Commission published a consultation document seeking comments on proposals with respect to regulating rating agencies that operate in the EU. Specifically, the Commission comments on the authorization, supervision and enforcement rules for rating agencies that operate within the EU. MIS’s comments on the proposal are posted on the Regulatory Affairs page of the Company’s website. It is as yet too early to assess the form and content of this re-evaluation.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commencing on page 22 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which has and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as a nationally recognized statistical rating organization and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, under “Risk Factors” in Part II, Item 1A of this Form 10-Q, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the Securities and Exchange Commission or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Moody’s business operations give rise to market risk exposure due to changes in interest rates and foreign exchange rates. To manage such risks, the Company enters into hedging transactions, which enable it to mitigate the adverse effects of financial market fluctuations. There was no material change in the Company’s exposure to foreign exchange risk since December 31, 2007. However as a result of the 2008 Term Loan completed on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded into other comprehensive income, while net interest payments are recorded in the statement of operations. The main objective of interest rate risk management is to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing this objective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings pursuant to SEC rules and other pending matters as it may determine to be appropriate. The discussion of the legal matters under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies”, commencing on page 34 of this quarterly report on Form 10-Q, is incorporated into this Item 1 by reference.

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

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs are due to file a consolidated complaint in November 2008. The Company expects to move to dismiss the consolidated complaint. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing.

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

Item 1A. Risk Factors

The following risk factors and other information included in this quarterly report on Form 10-Q should be carefully read and considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems minor or insignificant also may impair its business operations. If any of the following risks occurs, Moody’s business, financial condition, operating results and cash flows could be materially adversely affected. For a discussion of the Company’s other risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The Current World-Wide Credit Market Disruptions and Economic Slowdown and Other Factors Have and Could Continue to Negatively Impact the Demand for Credit Ratings

Approximately 54% of MIS’ revenue for the first nine months of 2008 was transaction-based. Revenue from rating transactions, in turn, are dependent on the number and dollar volume of debt securities issued in the capital markets. Accordingly, any conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuances for which Moody’s provides ratings services, and thereby, have an adverse effect on the fees derived from the issuance of ratings.

The current world-wide credit market disruptions and economic slowdown, have negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. A significant disruption in world financial markets, particularly in the credit markets, that began in mid-2007 worsened materially in the third quarter of 2008, particularly in the latter portion of the quarter when many credit markets experienced a severe lack of liquidity. Consequently, the Company has experienced a substantial reduction in the demand for ratings of debt securities resulting in a 32% decrease in MIS revenue for the first nine months of 2008 compared to the same period in 2007. The timing and nature of any recovery in the credit and other financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that results will not continue to be adversely affected. A sustained period of market decline or weakness, especially if it relates to credit sensitive securities, for which there is typically a high level of demand for ratings, could have a material adverse effect on Moody’s business and financial results. Initiatives that the Company has undertaken to reduce costs may not be sufficient to offset the results of a prolonged or more severe downturn, and further cost reductions may be difficult or impossible to obtain in the near term, due in part to rent, technology and other fixed costs associated with some of our operations as well as the need to monitor outstanding ratings. Further, the cost-reduction initiatives undertaken to date could result in strains in our operations if the credit markets and demand for ratings return to levels that prevailed in early 2007 or otherwise unexpectedly surge.

Other factors that could further reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities include increases in interest rates or credit spreads, continued volatility in financial markets or the interest rate environment, significant regulatory, political or economic events, the use of alternative sources of credit including financial institutions and government sources, defaults of significant issuers and other unfavorable market and economic conditions.

Recent government actions to stabilize financial institutions may not be effective and could adversely affect our competitive position

The U.S. government recently announced several programs, including the Emergency Economic Stabilization Act, and the October 14, 2008 joint statement by the United States Treasury, Federal Reserve and FDIC announcing the Troubled Asset Relief Program through which the government is authorized to purchase up to $700 billion in whole loans and mortgage-related securities as well as to invest directly in financial institutions, the Treasury Department’s money market mutual fund guaranty program, the Federal Reserve’s commercial paper funding facility and payment of interest on reserve balances, and the FDIC’s temporary liquidity guarantee program. Additionally, the governments of many nations and international organizations such as the International Monetary Fund have announced similar measures for institutions and countries around the world. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs, will reduce volatility or uncertainty in the financial markets or will reverse or moderate the slowdown and downturn of world economies. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect the Company’s business, financial condition and results of operations. In addition, these and similar initiatives could reduce the demand for ratings of credit securities or other financial products, could result in increased government regulation of such markets and could have other unanticipated adverse effects on the markets for and demand for debt securities and/or for ratings of such instruments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2008

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
July 1-31	2,505,034	$33.59	2,497,081	$1,612.4 million
August 1-31	700,858	$36.06	700,858	$1,587.1 million
September 1-30	1,036,861	$34.63	1,035,832	$1,551.2 million

Total	4,242,753		4,233,771

(1)	Includes the surrender to the Company of 7,953 shares and 1,029 shares of common stock in July and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On June 5, 2006, the Board of Directors authorized a $2.0 billion share repurchase program, which the Company completed during January 2008. On July 30, 2007, the Board of Directors of the Company authorized an additional $2.0 billion share repurchase program, which the Company began repurchasing shares under in January 2008 after completing the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the third quarter of 2008, Moody’s repurchased 4.2 million shares of its common stock at an aggregate cost of $145.3 million and issued 0.4 million shares under employee stock-based compensation plans.

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

Date: November 4, 2008

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)

Date: November 4, 2008