Form 10-K
period 2008-12-31
MOODYS CORP /DE/
filed 2009-03-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2008 (based upon its closing transaction price on the Composite Tape on such date) was approximately $8.3 billion.

As of January 31, 2009, 235.2 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 28, 2009, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	1

MOODY’S CORPORATION

2	MOODY’S 2008 ANNUAL REPORT FINANCIALS

		Page
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	98
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	98
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	98

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	99

SIGNATURES		100

INDEX TO EXHIBITS		101-106

Exhibits Filed Herewith
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – 2008
23.2	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – 2007
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MOODY’S 2008 ANNUAL REPORT FINANCIALS	3

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – reportable segment of MCO formed in January 2008 which combines MKMV, the sales of MIS research and other MCO non-rating commercial activities

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

BQuotes	BQuotes , Inc.; an acquisition completed in January 2008; part of the MA segment; a global provider of price discovery tools and end-of-day pricing services.

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, to be occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B, which comprised the IMS Health and NMR businesses

Commission	European Commission

Common Stock	the Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and CMBS; part of SFG

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPPs	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation, amortization and extraordinary gains or losses

4	MOODY’S 2008 ANNUAL REPORT FINANCIALS

TERM	DEFINITION
ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EITF	Emerging Issues Task Force; a task force established by the FASB to improve financial reporting through the timely identification, discussion, and resolution of financial accounting issues within the framework of existing authoritative literature.

EMEA	Represents countries within Europe, the Middle East and Africa

Enb	Enb Consulting; an acquisition completed in December 2008; part of the MA segment; a provider of credit and capital markets training services;

EPS	Earnings per share

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective Tax Rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Fermat	Fermat International; an acquisition completed in October 2008; part of the MA segment; a provider of risk and performance management software to the global banking industry

FIG	Financial institutions group; an LOB of MIS

FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

FSF	Financial Stability Forum

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-7	The finance ministers and central bank governors of the group of seven countries consisting of Canada, France, Germany, Italy, Japan, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum that promotes open and constructive discussion between industrial and emerging-market countries on key issues related to global economic stability. By contributing to the strengthening of the international financial architecture and providing opportunities for dialogue on national policies, international co-operation, and international financial institutions, the G-20 helps to support growth and development across the globe. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and the ECB.

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant, which provides services to the pharmaceutical and healthcare industries

IOSCO	International Organization of Securities Commissions

MOODY’S 2008 ANNUAL REPORT FINANCIALS	5

TERM	DEFINITION
IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies issued by IOSCO

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of Business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which combines the operations of MKMV, the sales of MIS research and other MCO non-rating commercial activities

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes and Series 2007-1 Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO

MIS Code	Moody’s Investors Service Code of Professional Conduct

MKMV	Moody’s KMV – a reportable segment of MCO prior to January 2008

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

New D&B	The New D&B Corporation – which comprises the D&B business

NM	Percentage change is not-meaningful after 400%

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant, which is a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organizations

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation retirement plan that covers substantially all U.S. employees of the Company

PWG	President’s Working Group on Financial Markets

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

Reorganization	The Company’s business reorganization announced in August 2007 which resulted in two new reportable segments (MIS and MA) beginning in January 2008

6	MOODY’S 2008 ANNUAL REPORT FINANCIALS

TERM	DEFINITION
Restructuring Plan	The Company’s 2007 restructuring plan

RMBS	Residential mortgage-backed security; part of SFG

S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.

SEC	Securities and Exchange Commission

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFAS	Statement of Financial Accounting Standards

SFAS No. 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS No. 88	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits”

SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS No. 112	SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”

SFAS No. 123	SFAS No. 123 “Accounting for Stock-Based Compensation”

SFAS No. 123R	SFAS No. 123R, “Share-Based Payment” (Revised 2004)

SFAS No. 132R	SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106” (Revised 2003)

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS No. 141	SFAS No. 141, “Business Combinations”

SFAS No. 141R	SFAS No. 141R, “Business Combinations” (Revised 2007)

SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS No. 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS No. 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS No. 157	SFAS No. 157, “Fair Value Measurements”

SFAS No. 158	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

SFAS No. 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”

SFAS No. 162	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Stock Plans	The 1998 Plan and the 2001 Plan

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable incurred in the ordinary course of business

MOODY’S 2008 ANNUAL REPORT FINANCIALS	7

TERM	DEFINITION
U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005 relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

7WTC	The Company’s headquarters located at 7 World Trade Center

7WTC Lease	Operating lease agreement entered into on October 20, 2006

8	MOODY’S 2008 ANNUAL REPORT FINANCIALS

PART I

ITEM 1.	BUSINESS

BACKGROUND

As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300. Prior to September 30, 2000, the Company operated as part of The Dun & Bradstreet Corporation.

THE COMPANY

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software, and credit portfolio management solutions and (iii) securities pricing software and valuation models. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007. As a result of the Reorganization, the rating agency remains in the MIS operating segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities, including MKMV and sales of MIS research, are now combined under a new operating segment known as Moody’s Analytics. Moody’s now reports in two new reportable segments: MIS and MA. Financial information and operating results of these segments, including revenue, expenses, operating income and total assets, are included in Part II, Item 8. Financial Statements of this annual report, and are herein incorporated by reference.

The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 110 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors. As of December 31, 2008, MIS had ratings relationships with approximately 13,000 corporate issuers and approximately 26,000 public finance issuers. Additionally, the Company has rated and currently monitors ratings on approximately 109,000 structured finance obligations.

The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing software and valuation models, and specialized consulting services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events. MA clients represent more than 5,000 institutions worldwide operating in approximately 120 countries. Over 30,000 client users and more than 200,000 individuals accessed Moody’s research web site.

The Company operated as part of “Old D&B” until September 30, 2000, when Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B. At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company. The remaining business of Old D&B consisted solely of the business of providing ratings and related research and credit risk management services and was renamed Moody’s Corporation. For purposes of governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution and to provide for an orderly transition, the Company and New D&B entered into various agreements including a distribution agreement, tax allocation agreement and employee benefits agreement.

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets have grown significantly in terms of outstanding principal amount and types of securities or other obligations. Despite the recent market disruption and significant declines in issuance activity for many classes of securities in the U.S. and internationally, Moody’s believes that the overall long-term outlook remains favorable for continued secular growth of fixed-income markets worldwide. However, Moody’s expects that, in the near-term, growth drivers such as financial innovation and disintermediation will slow as capital market participants adjust to the recent poor performance of some structured finance asset classes, such as U.S. RMBS and credit derivatives. Restoring investor confidence in structured products may require further enhancements to MIS’s rating processes and may be facilitated by greater transparency from issuers of

MOODY’S 2008 ANNUAL REPORT FINANCIALS	9

structured (or securitized) debt. MIS has developed updated rating methodologies, volatility measures, and pricing and valuation services to aid the return of investor trust. Moody’s expects that these initiatives will support continued long-term demand for high-quality, independent credit opinions.

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

Another trend in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to or instead of retaining those assets. Recent credit market disruptions have slowed the trend of disintermediation globally, but Moody’s believes that debt capital markets offer advantages in capacity and efficiency compared to the traditional banking systems. Thus, disintermediation is expected to expand in the longer-term.

The strong growth trend seen in the issuance of structured finance securities reversed dramatically in 2008 due to the market turmoil. The market disruptions that escalated in 2008 are expected to continue in the immediate term, and Moody’s expects to see a continued decline in revenue from this market in 2009. However, although the extent and scale are unclear, Moody’s believes that structured finance securities will continue to play a role in global credit markets, and provide opportunities for longer term growth. Moody’s will continue to monitor and support the progress of this market and adapt to meet the changing needs.

Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the volume and number of debt securities issued in the global capital markets that it rates. Moody’s is therefore affected by, for example, the performance, and the prospects for growth, of the major world economies, the fiscal and monetary policies pursued by their governments, and the decisions of issuers to request MIS ratings to aid investors in their investment decision process. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, subscription-based research and other areas are less dependent on, or independent of, the volume or number of debt securities issued in the global capital markets.

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

Legislative bodies and regulators in both the U.S., Europe and selective other jurisdictions continue to conduct regulatory reviews of CRAs, which may result in, for example, an increased number of competitors, changes to the business model or restrictions on certain business activities of MIS, or increased costs of doing business for Moody’s. Therefore, in order to broaden the potential for expansion of non-ratings services, Moody’s reorganized in January 2008 into two distinct businesses: MIS, consisting solely of the ratings business, and MA. Moody’s Analytics conducts all non-ratings activities, and includes the MKMV and Fermat businesses, the sale of credit research produced by MIS and the production and sale of other credit related products and services. The reorganization broadens the opportunities for expansion by MA into activities which were previously restricted, due to the potential for conflicts of interest with the ratings business. At present, Moody’s is unable to assess the nature and effect that any regulatory changes may have on future growth opportunities. See “Regulation” below.

10	MOODY’S 2008 ANNUAL REPORT FINANCIALS

MA expects to benefit from the growing demand among credit market participants for information that enables them to make sound investment and risk management decisions. These customers require advanced qualitative and quantitative tools to support their management of increasingly complex capital market instruments. Such complexity creates analytical challenges for market participants, including financial intermediaries, asset managers and other investors. In recent years, reliable third-party ratings and research served to supplement or substitute for traditional in-house research as the scale, geographic scope and complexity of financial markets grew. Recent disruptions in credit markets threaten to slow this trend, but Moody’s expects to sustain reliance on its offerings as enhancements to credit rating methodologies and other changes in securities origination processes restore investor confidence and more orderly market operations.

Growth in MA is also expected as financial institutions adopt active credit portfolio management practices and implement internal credit assessment tools for compliance with Basel II regulations. MA offers products that respond to these needs. This growth will be realized by, for example, the development of new private firm default probability models for specific countries and by expanding analysis capabilities of new asset classes.

COMPETITION

The MIS business competes with other Credit Rating Agencies and with investment banks and brokerage firms that offer credit opinions and research. Many of Moody’s customers also have in-house credit research capabilities. Moody’s largest competitor in the global credit rating business is Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P’s. In other markets, the reverse is true.

In addition to S&P, Moody’s competitors include Fitch, a subsidiary of Fimalac S.A., Dominion Bond Rating Service Ltd. of Canada (“DBRS”), A.M. Best Company Inc, Japan Credit Rating Agency Ltd., Rating and Investment Information Inc. of Japan (R&I) and Egan-Jones Ratings Company. In 2008 two more firms were granted the Nationally Recognized Statistical Rating Organizations status; LACE Financial Corp., in February, and Realpoint LLC, in June. One or more additional rating agencies may emerge in the U.S. as the SEC continues to expand the number of NRSROs. Competition may also increase in developed or developing markets outside the U.S. over the next few years as the number of rating agencies increases.

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

Credit rating agencies such as MIS also compete with other means of managing credit risk, such as credit insurance. Competitors that develop quantitative methodologies for assessing credit risk also may pose a competitive threat to Moody’s.

MA competes broadly in the financial information space against diversified competitors such as Thomson-Reuters, Bloomberg, RiskMetrics, S&P, Fitch, Dun & Bradstreet, and Markit Group among others. MA’ main competitors within credit risk management include Fitch Algorithmics, SunGard, SAS, i-Flex, and RiskMetrics Group as well as a host of smaller vendors and in-house solutions. In economic analysis, data and modeling services, MA faces competition from IHS Global Insight, Oxford Economics, Haver Analytics and a number of smaller firms around the world. Within Credit Services, Moody’s competes with Mercer Oliver Wyman for certain credit risk consulting, with Omega Performance, DC Gardner, and a host of boutique providers for financial training, and CreditSights, Gimme Credit and other smaller providers for independent credit research. In Securities Analytics and Valuation, Moody’s competes against Interactive Data Corporation, Thomson-Reuters, S&P, Fitch, Markit Group, CME, Intex, and many other smaller providers.

MOODY’S STRATEGY

Moody’s continues to follow growth strategies that adapt to market conditions and capitalize on emerging opportunities:

Given recent market turmoil Moody’s immediate focus is on making effective business decisions to adjust for the expected reduction in revenue while positioning the Company to benefit from an eventual recovery in global credit market activity.

In a world of renewed attention to risk analysis and risk management, Moody’s is committed to further encouraging the informed use of credit ratings, research and related analytics products.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	11

Moody’s seeks to differentiate itself from incumbent and potential competitors with uniquely thoughtful, forward-looking and accurate opinions about credit and the credit industry.

Adapting to market change is a key factor in maintaining market relevance. Moody’s continuously monitors opportunities to selectively diversify its revenue base through organic growth and acquisitions, in order to replace lost revenue and position Moody’s for new sources of business.

In support of those goals Moody’s intends to continue its focus in the following areas:

Expansion in Financial Centers

Moody’s serves its customers through its global network of offices and business affiliations. Moody’s currently maintains comprehensive rating and marketing operations in financial centers including Dubai, Frankfurt, Hong Kong, London, Madrid, Milan, Moscow, New York, Paris, Singapore, Sydney and Tokyo. Moody’s expects that its global network will position it to benefit from the expansion of worldwide capital markets and thereby increase revenue. Moody’s also expects that the growth of its MIS business as a consequence of financial market integration in Europe will return. Additionally, Moody’s expects to continue its expansion into developing markets either directly or through joint ventures. This will allow Moody’s to extend its credit opinion franchise to local and regional obligors, through domestic currency ratings and national scale ratings.

New Rating Products

Moody’s continues to respond to investor demand for new products and enhancements. In the recent market turmoil attention to core strengths has been crucial and enhancements have and continue to be focused on quality and transparency. Given the particular disruption in the structured finance markets MIS has been developing enhanced structured finance offerings to meet investor demands for more information content. Leveraging the diversity of its research data and analytics Moody’s has introduced cross-sector analysis to better illustrate the broader impacts of recent market events. This is further enhanced by the incorporation of macroeconomics to frame conditions and assumptions. MIS continues to capitalize on market developments and enhance ratings surveillance efficiency, focusing on new ratings products, such as hedge fund operations quality ratings, and to identify, design, develop and maintain value-added research, analytics and data products serving the capital markets.

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

Expansion of Credit Research Products and Investment Analytic Tools

Moody’s plans to expand its research and analytic services through internal development and through acquisitions. Most new product initiatives tend to be more analytical and data-intensive than traditional narrative research offerings. Such services address investor interest in replicating the monitoring activities conducted by, for example, Moody’s securitization analysts and provide the means for customers to gain access to raw data and adjusted financial statistics and ratios used by Moody’s analysts in the rating process for municipalities, companies and financial institutions. These products represent important sources of growth for the research business. MA is developing products in the fixed-income valuations and pricing arena that facilitate price transparency in global fixed income markets, especially for complex structured securities and derivative instruments. Moreover, Moody’s continues to explore opportunities to extend its research relevance in new domestic or regional markets (e.g., China) as well as new functional markets (e.g., hedge funds).

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

12	MOODY’S 2008 ANNUAL REPORT FINANCIALS

adequacy of banks’ internal credit risk management systems for the purpose of determining regulatory capital. The acquisition of Fermat accelerates Moody’s developments in this area. Such regulatory initiatives create demand for, and encourage adoption of, related services by banks from third-party providers.

REGULATION

In the U.S., since 1975, MIS has been designated as an NRSRO by the SEC. The SEC first applied the NRSRO designation in that year to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress, the SEC and other governmental and private bodies have used the ratings of NRSROs to distinguish between, among other things, “investment-grade” and “non-investment-grade” securities.

In September 2006, the Credit Rating Agency Reform Act of 2006 was passed, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The Reform Act provides the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published its first set of rules under the Reform Act. These rules address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In June 2007, MIS filed its application for registration as an NRSRO with the SEC. In September 2007, the SEC registered MIS as an NRSRO under the Securities Exchange Act of 1934, and as of that time MIS has been subject to the SEC’s oversight rules described above. As required by the rules, MIS has made its Form NRSRO Initial Application, its Annual Certification of Form NRSRO, and any associated updates publicly available by posting it on the Regulatory Affairs page of the Company’s website.

In July 2008, the SEC released a report on its examination of CRAs. The SEC began its review of the ratings processes and procedures of the three leading rating agencies — MIS, S&P and Fitch — in August 2007, focusing on sub-prime RMBS and CDOs. While the Commission’s Staff noted that most of the period under review pre-dated the implementation of SEC rules for the industry, the report identified areas that were either of concern to the SEC or that the SEC believed could be enhanced going-forward. The concerns identified by the Commission’s Staff generally fall into three categories: policies addressing potential conflicts of interest; resources and resource allocation; documentation around policies and procedures and enhancing transparency. The SEC also summarized the various steps that are already being put in place by the rating agencies, as well as those that are under consideration in the SEC’s current rule-making process.

In February 2009, the SEC published a second set of final rules applicable to NRSROs as well as additional proposed rules. These final rules and rule proposals were approved by the Commission in early December 2008. The majority of the final rules address managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. The deadline for market comment on the new proposed rules is March 26, 2009. MIS will submit comments to the SEC by this deadline.

Finally, both chambers of the Congress are reviewing the broader U.S. regulatory infrastructure and as part of this review, the role and function of CRAs will continue to be studied. For example, as part of a series of hearings focusing on the existing market turmoil, on October 22, 2008, the House Committee on Oversight and Government Reform held a hearing on the Role of Credit Rating Agencies. MIS has participated in this and other hearings and the written testimonies can be found on the Regulatory Affairs page of the Company’s website.

Internationally, several regulatory developments have occurred:

The Group of 7 and the Group of 20 — The G-7 Finance Ministers and Central Bank Governors formally asked the FSF to analyze the underlying causes of the recent financial market turbulence. One area for analysis was the role and use of credit rating in the structured finance market. To encourage the adoption of a unified regulatory approach, the FSF has coordinated the work of other international organizations on these subjects. The FSF’s recommendations on the CRA industry are as follows: improve the quality of the rating process and management of conflicts of interest in rating structured finance securities; differentiate ratings on structured finance products from those on corporate and government bonds and expand the initial and ongoing information provided on the risk characteristics of structured products; and enhance their review of the quality of the data input and due diligence performed on underlying assets by originators, arrangers and issuers.

In November 2008, the Heads of State of the G-20 reached agreement on a wide-ranging set of proposals to better regulate financial systems. Among other things, the G-20 committed to implement oversight of the CRAs, consistent with the strength-

MOODY’S 2008 ANNUAL REPORT FINANCIALS	13

ened international code of conduct (see below) and agreed that, in the medium term, the countries should implement a registration system for CRAs. The G-20 also committed to formulate their regulations and other measures in a consistent manner and recommended that, the international organization of securities regulators should review CRAs’ adoption of the standards and mechanisms for monitoring compliance.

IOSCO — In December 2004, the Technical Committee of IOSCO published its Code of Conduct Fundamentals for Credit Rating Agencies. In March 2008, IOSCO published for public consultation a report on the role of CRAs in structured finance, as well as a proposal to amend the IOSCO Code of Conduct Fundamentals for CRAs. Working with four other globally active CRAs, MIS submitted a joint response to IOSCO’s consultation report. This joint response can be found on the Regulatory Affairs webpage of the Company’s website. In May 2008, IOSCO finalized its report and published the revised IOSCO Code at its annual meeting in May, 2008. The changes made to the IOSCO Code broadly address greater transparency of methodologies and processes by CRAs. On July 2008, IOSCO also announced that it will monitor the CRAs implementation of the IOSCO Code changes and it will explore the means by which IOSCO members might work together to verify the proper and complete disclosure by CRAs of information required by the IOSCO Code. Finally, in September IOSCO announced that it would discuss at its next technical committee meeting, held in January 2009, measures that would aim to bring about more globally consistent oversight of CRAs.

MIS initially published its Code of Professional Conduct pursuant to the IOSCO Code in June 2005 and published an updated version in October 2007. In November 2008, MIS revised its Code to reflect the changes made to the IOSCO Code. Beginning in 2006, MIS has annually published a report that describes its implementation of the Code. The MIS Code and the three annual reports that have been published thus far can be found on the Regulatory Affairs page of the Company’s website.

EU — The European Commission presently is re-examining the regulatory framework for rating agencies in Europe. On July 31, 2008 the Commission published a consultation document seeking comments on proposals with respect to regulating rating agencies that operate in the EU. Specifically, the Commission sought comments on the authorization, supervision and enforcement rules for rating agencies that operate within the EU. Over 90 respondents provided the Commission with their views on the suggested framework. MIS’s comments on the proposal are posted on the Regulatory Affairs page of the Company’s website.

In November 2008, the Commission introduced proposed regulation for the oversight of CRAs (“Proposed Regulation”). The document is primarily based on the IOSCO Code, but with important differences. Particularly, the Commission has introduced additional conduct and governance regulation. The Proposed Regulation is now being considered by EU Member States — under the leadership of the Presidency of the Council of the EU — and by the European Parliament. Both bodies have the ability to introduce significant modifications to the Commission’s original proposed text.

It is as yet too early to assess the form and content of this re-evaluation process.

The Basel Committee — In June 2004, the Basel Committee on Banking Supervision published a new bank capital adequacy framework, called Basel II, to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized CRAs or ECAIs, can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities have begun the ECAI recognition process. MIS has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. MIS does not currently believe that Basel II will materially affect its financial position or results of operations. As a result of the recent regulatory activity, the banking authorities of the Basel Committee are reconsidering the overall Basel II framework. It is as yet too early to assess the form and content of this re-evaluation.

Other legislation and regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of MIS cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

14	MOODY’S 2008 ANNUAL REPORT FINANCIALS

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

EMPLOYEES

As of December 31, 2008, the number of full-time equivalent employees of Moody’s was approximately 3,900.

AVAILABLE INFORMATION

Moody’s investor relations Internet website is http://ir.moodys.com/. Under the “SEC Filings” tab at this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and other information statements that the Company files electronically with the SEC. The SEC’s internet site is http://www.sec.gov/.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND POSITION	BIOGRAPHICAL DATA

Mark E. Almeida, 49 President – Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 51 Chief Risk Officer – Moody’s Corporation and Chief Credit Officer – Moody’s Investors Service	Mr. Cantor has served as Chief Risk Officer of Moody’s Corporation since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. Mr. Cantor has also served as the Chairman of the Credit Policy Committee since November 2008. From July 2008 to November 2008 Mr. Cantor served as Acting Chief Credit Officer and Acting Chairman of the Credit Policy Committee. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008 and Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and NYU.

John J. Goggins, 48 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel and became General Counsel in 2000.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	15

NAME, AGE AND POSITION	BIOGRAPHICAL DATA

Linda S. Huber, 50 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

Michel Madelain, 52 Chief Operating Officer – Moody’s Investors Service	Mr. Madelain has served as Chief Operating Officer of Moody’s Investors Service Inc., since May 2008. Prior to this position, Mr. Madelain served as Executive Vice President, Fundamental Ratings from September 2007 to May 2008, with responsibility for all Global Fundamental Ratings, including Corporate Finance, Financial Institutions, Public Finance and Infrastructure Finance. He managed the Financial Institutions group from March 2007 until September 2007. Mr. Madelain served as Group Managing Director, EMEA Corporate Ratings from January 2004 to March 2007 and prior thereto held several Managing Director positions in the U.S. and U.K. Fundamental Rating Groups. Prior to joining Moody’s in 1994, Mr. Madelain served as a Partner of Ernst & Young, Auditing Practice. Mr. Madelain is qualified as a Chartered Accountant in France.

Joseph (Jay) McCabe, 58 Senior Vice President and Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President and Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Before joining the Company, he served as Vice President — Corporate Controller at PPL Corporation, an energy and utility company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 51 Chairman and Chief Executive Officer	Raymond W. McDaniel, Jr., has served as the Chairman and Chief Executive Officer of the Company since April 2005 and serves on the International Business Development Committee of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chairman, Chief Executive Officer and President of Moody’s Investors Service, Inc. since May 2008 and served as President of Moody’s Investors Service from November 2001 to August 2007. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel is also a Director of John Wiley & Sons, Inc.

16	MOODY’S 2008 ANNUAL REPORT FINANCIALS

NAME, AGE AND POSITION	BIOGRAPHICAL DATA

Perry Rotella, 45 Senior Vice President and Chief Information Officer	Mr. Rotella has served as the Company’s Senior Vice President and Chief Information Officer since December 2006. Prior to joining the Company, he served as Chief Information Officer for American International Group’s (“AIG”) Domestic Brokerage group from 2003 to 2006, Operations and Systems Executive in 2006 and Global Chief Technology Officer from 2000 to 2003. Prior to AIG, from 1985 to 1999, Mr. Rotella was with American Management Systems (“AMS”), a technology consulting firm, where he held a variety of positions including Chief Technology Officer for AMS’s Insurance Technology Group.

Lisa S. Westlake, 47 Senior Vice President and Chief Human Resource Officer	Ms. Westlake has served as the Company’s Senior Vice President and Chief Human Resources Officer since December 2008. Prior to this position, Ms. Westlake served as Vice President — Investor Relations from December 2006 to December 2008 and Managing Director — Finance from September 2004 to December 2006. Prior to joining the Company, Ms. Westlake was a senior consultant with the Schiff Consulting Group from 2003 to 2004. From 1996 to 2003 Ms. Westlake worked at American Express Company where she held several different positions such as Vice President and Chief Financial Officer for the OPEN Business, Vice President and Chief Financial Officer for Establishment Services and Vice President and Chief Financial Officer for Relationship Services. From 1989 to 1995 Ms. Westlake held a range of financial management positions at Dun & Bradstreet Corporation and it subsidiary at the time, IMS International. From 1984 to 1987 Ms. Westlake served at Lehman Brothers in both the investment banking and municipal trading areas.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	17

ITEM 1A.	RISK FACTORS

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

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 49% of MIS’ revenue for 2008 was transaction-based, compared to 68% of MIS’ revenue in 2007. Revenue from rating transactions, in turn, is dependent on the number and dollar volume of debt securities issued in the capital markets. Accordingly, any conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuances for which Moody’s provides ratings services, and thereby, have an adverse effect on the fees derived from the issuance of ratings.

A significant disruption in world financial markets, particularly in the credit markets, that began in mid-2007 worsened materially in the second half of 2008, particularly in the latter portion of the year when many credit markets experienced a severe lack of liquidity. These credit market disruptions together with the current economic slowdown have negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Consequently, the Company has experienced a substantial reduction in the demand for rating newly issued debt securities resulting in a 32% decrease in MIS revenue for 2008 compared to 2007. The timing and nature of any recovery in the credit and other financial markets remains uncertain, and there can be no assurance that market conditions will improve in the future or that financial results will not continue to be adversely affected. A sustained period of market decline or weakness, especially if it relates to credit sensitive securities, for which there is typically a high level of demand for ratings, could have a material adverse effect on Moody’s business and financial results. Initiatives that the Company has undertaken to reduce costs may not be sufficient to offset the results of a prolonged or more severe downturn, and further cost reductions may be difficult or impossible to obtain in the near term, due in part to rent, technology and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, the cost-reduction initiatives undertaken to date could result in strains in the Company’s operations if the credit markets and demand for ratings return to levels that prevailed prior to mid-2007 or otherwise unexpectedly surge.

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

Regulation as a Nationally Recognized Statistical Rating Organization and Potential for New Domestic and Overseas Legislation and Regulations

Credit rating agencies are regulated in both the U.S. and in other countries (including by state and local authorities). Currently, Moody’s is designated as an NRSRO pursuant to SEC regulation enacted in response to the adoption of the Reform Act. One of the central promises of the Reform Act was to encourage competition among rating agencies. Given its adoption, Moody’s is unable to assess the future impact of any regulatory changes that may result from the SEC’s regulations or the impact on Moody’s competitive position or its current practices. Possible consequences of these new regulations include issues that may affect all entities engaged in the rating agency business, such as expected increased costs, or issues that may affect Moody’s in a disproportionate manner. Any of these changes could negatively impact Moody’s operations or profitability, the Company’s ability to compete, or the markets for its products and services in ways that Moody’s presently is unable to predict.

In addition, over the past year, both the G-7 and the G-20 Finance Ministers and Central Bank Governors have sought to analyze and arrive at a consistent approach for addressing the various areas of the financial market and have made a variety of recommendations as to regulation of rating agencies and the markets for ratings. Finance ministers have also agreed to register rating agencies in their home jurisdiction. As a result, of the internationally coordinated activity, individual countries likely will begin implementing registration regimes for the oversight of CRAs in the coming years. In particular, the European Commission presently is re-examining the regulatory framework for rating agencies in Europe. In November 2008, the

18	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Commission published a draft regulation for the oversight of regulating rating agencies that operate in the EU. It is as yet too early to assess the form and content of this re-evaluation. As with the recent regulatory initiatives in the U.S., these initiatives may affect all entities engaged in the rating agency business or may affect Moody’s in a disproportionate manner, and could negatively impact Moody’s operations or profitability, the Company’s ability to compete, or the markets for its products and services in ways that Moody’s presently is unable to predict.

In addition to the foregoing, many legislative and regulatory agencies, both in the U.S. and in other countries, have been studying or pursuing new laws and regulations addressing CRAs and the use of credit ratings. It is possible that such initiatives could lead to additional laws or regulations affecting Moody’s operations or profitability, the Company’s ability to compete, or the markets for its products and services. This could include adopting regulations that require debt securities to be rated, establish criteria for credit ratings or authorize only certain entities to provide credit ratings, which could negatively affect competition among rating agencies, the level of demand for ratings or the Company’s ability to provide objective assessments of creditworthiness. Additional regulations could, potentially, increase the costs associated with the operation of a CRA, alter the rating agencies’ communications with the issuers as part of the rating assignment process, increase the legal risk associated with the issuance of credit ratings, change the regulatory framework to which CRAs are subject and affect the competitive environment in which CRAs operate.

As existing laws and regulations applicable to credit ratings and rating agencies continue to evolve and new laws or regulations are adopted, the costs of compliance may increase and Moody’s may not be able to pass these costs through the pricing of its products. In addition, increased regulatory uncertainty over the scope, interpretation and administration of laws and regulations may increase costs, decrease demand or affect the manner in which Moody’s or its customers or users of credit ratings operate, or alter the economics of the credit ratings business by restricting or mandating the business models under which an NRSRO is permitted to operate.

A description of several of the more recent regulatory initiatives in the U.S. and other countries is described above under the section entitled “Regulation” in Item 1. “Business”, of this Form 10-K.

Legal, Economic and Regulatory Risks of Operating in Foreign Jurisdictions

Moody’s maintains offices outside the U.S. and derives a significant and increasing portion of its revenue from sources outside the U.S. In addition to the regulatory risks discussed above, operations in different countries expose Moody’s to a number of legal, economic and regulatory risks such as restrictions on the ability to convert local currency into U.S. dollars and currency fluctuations; U.S. laws affecting overseas operations including regulations applicable under the Office of Foreign Asset Control and the Foreign Corrupt Practices Act; domestic and foreign export and import restrictions, tariffs and other trade barriers; political and economic instability; the possibility of nationalization, expropriation, price controls and other restrictive governmental actions; longer payment cycles and possible problems in collecting receivables; and potentially adverse tax consequences.

In addition to competition from other rating agencies that operate in a number of international jurisdictions and specialized companies that provide ratings for particular types of financial products or issuers (such as A.M. Best Company, Inc., with respect to the insurance industry), in many foreign countries Moody’s will have to compete with rating agencies that may have a stronger local presence and greater familiarity or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local governments or other institutions that Moody’s does not receive, putting Moody’s at a competitive disadvantage.

Uncertain Impact of Government Actions to Stabilize Financial Institutions and Markets

The U.S. government announced several programs in 2008, including the Emergency Economic Stabilization Act, the October 14, 2008 joint statement by the U.S. Treasury, Federal Reserve and FDIC announcing the Troubled Asset Relief Program through which the government is authorized to purchase up to $700 billion in whole loans and mortgage-related securities as well as to invest directly in financial institutions, the Treasury Department’s money market mutual fund guaranty program, the Federal Reserve’s commercial paper funding facility and payment of interest on reserve balances, the FDIC’s temporary liquidity guarantee program and the February 10, 2009 statement by the U.S. Treasury. Additionally, the governments of many nations and international organizations such as the International Monetary Fund have announced similar measures for institutions and countries around the world. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs, will reduce volatility or uncertainty in the financial markets or will reverse or moderate the slowdown and downturn of world economies. The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect the Company’s business, financial condition and results of operations. In addition, these and

MOODY’S 2008 ANNUAL REPORT FINANCIALS	19

similar initiatives could reduce the demand for ratings of credit securities or other financial products, could result in increased government regulation of such markets and could have other unanticipated adverse effects on the markets for and demand for debt securities and/or for ratings of such instruments.

Increased Pricing Pressure from Competitors and/or Customers

In the credit rating, research and credit risk management markets, competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and service. At the same time, bankruptcies and consolidation of customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of customers. While Moody’s seeks to compete primarily on the basis of the quality of its products and service, if its pricing and services are not sufficiently competitive with its current and future competitors, Moody’s may lose market share.

Introduction of Competing Products or Technologies by Other Companies

The markets for credit ratings, research and credit risk management services are highly competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and to utilize emerging technological trends is a key factor in maintaining market share. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may price or market their products in manners that differ from those utilized by the Company. Customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and the Company’s growth prospects. In addition, Moody’s growth prospects also could be adversely affected by limitations of its information technologies that fail to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors.

Exposure to Litigation Related to Moody’s Rating Opinions

Currently, Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities, as part of ongoing investigations, and is cooperating with those inquiries. In addition, Moody’s faces litigation from parties claiming damages relating to ratings actions, as well as other related actions. In these difficult economic times, when the value of credit-dependent instruments has declined and defaults have increased, the number of investigations and legal proceedings Moody’s is facing has increased. These proceedings impose additional expenses on the Company, which may increase over time as these matters progress procedurally, require the attention of senior management to an extent that may reduce their ability to devote significant time addressing other business issues, and may result in fines or damages if we are deemed to have violated any laws or regulations. As Moody’s international business expands, these types of claims may increase or become more costly because foreign jurisdictions may not have legal protections or liability standards comparable to those in the U.S. (such as protections for the expression of credit opinions as provided by the First Amendment and may pose criminal rather than civil penalties for non-compliance). These risks often may be difficult to assess or quantify and we may not have adequate insurance or reserves to cover them, and their existence and magnitude often remains unknown for substantial periods of time.

Exposure to Reputational and Credibility Concerns

Moody’s reputation is one of the key bases on which the Company competes. To the extent that the rating agency business as a whole or that Moody’s, relative to its competitors, suffers a loss in credibility, Moody’s business could be adversely affected. Factors that could affect credibility include, potentially, the performance of securities relative to the rating assigned to such securities by a particular rating agency, the timing and nature of changes in ratings, adverse publicity as to the ratings process and the appearance of a conflict of interest.

Possible Loss of Key Employees and Related Compensation Cost Pressures

Moody’s success depends in part upon recruiting and retaining highly skilled, experienced financial analysts and other professionals. Competition for qualified staff in the financial services industry is intense, and Moody’s ability to attract staff could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing analytical industries. Investment banks, investors and competitors may seek to attract analyst talent by offering higher compensation than Moody’s or providing more favorable working conditions. Moody’s also may not be able to identify and hire employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. Moody’s may also lose key employees due to other factors, such as catastrophes, that could lead to disruption of business operations. Moody’s ability to compete effectively will continue to depend, among other things, on its ability to attract new employees and to retain and motivate existing employees.

20	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Moody’s Operations and Infrastructure may Malfunction or Fail

Moody’s ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located. This may include a disruption involving electrical, communications or other services used by the Company or third parties with or through whom Moody’s conducts business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, acts of terrorism or war or otherwise. Moody’s efforts to secure and plan for potential disruptions of major operating systems may not be successful. The Company does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, its ability to service and interact with Moody’s clients and customers may suffer.

The Company’s operations also rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although Moody’s takes protective measures and endeavor to modify them as circumstances warrant, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize Moody’s or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, its computer systems and networks, or otherwise cause interruptions or malfunctions in the Company’s, its clients’, its counterparties’ or third parties’ operations. Moody’s may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by Moody’s.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York, with approximately 668,513 square feet. During the fourth quarter of 2006, the Company completed the sale of its former corporate headquarters building at 99 Church Street, New York, New York. As of December 31, 2008, Moody’s operations were conducted from 18 U.S. offices and 56 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

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

As a result of recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. Moody’s is also cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

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

MOODY’S 2008 ANNUAL REPORT FINANCIALS	21

damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the U.S. District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York. The Company will oppose remand and expects to move to dismiss the amended consolidated complaint upon resolution of the remand motion. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the United States District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims, sustaining others and granting plaintiffs leave to amend their complaint by March 18, 2009.

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

Based on its review of the latest information available, and subject to the contingencies described in Item 7. “MD&A – Contingencies”, the ultimate monetary liability of the Company for the pending matters referred to above (other than Legacy Tax Matters that are discussed in Part II, Item 7. “MD&A – Contingencies “) is not likely to have a material adverse effect on the Company’s consolidated financial condition, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period. This opinion is subject to the contingencies described in Part II, Item 7. “MD&A — Contingencies”.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this annual report on Form 10-K, no matter was submitted to a vote of security holders.

22	MOODY’S 2008 ANNUAL REPORT FINANCIALS

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended December 31, 2008

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program(2)
October 1 – 31	3,620,923	$25.43	3,619,910	$1,459.2 million
November 1 – 30	1,174,251	$23.88	1,174,251	$1,431.2 million
December 1 – 31	1,025	$19.98	—	$1,431.2 million

Total	4,796,199	$25.05	4,794,161	$1,431.2 million

(1)	Includes the surrender to the Company of 1,013 and 1,025 shares in October and December, respectively, of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the authorization.

During the fourth quarter of 2008, Moody’s repurchased 4.8 million shares of its common stock, at an aggregate cost of $120.1 million, and issued $0.1 million shares under employee stock-based compensation plans.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	23

COMMON STOCK INFORMATION AND DIVIDENDS

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared and paid for the periods shown. The number of registered shareholders of record at January 31, 2009 was 3,338.

	PRICE PER SHARE		DIVIDENDS PER SHARE
	High	Low	Declared	Paid
2008:
First quarter	$42.89	$31.14	$—	$0.10
Second quarter	46.36	33.14	0.10	0.10
Third quarter	43.07	29.45	0.10	0.10
Fourth quarter	33.96	15.41	0.20	0.10

Year ended December 31, 2008			$0.40	$0.40

2007:
First quarter	$76.09	$58.65	$—	$0.08
Second quarter	73.69	59.91	0.08	0.08
Third quarter	63.70	42.42	0.08	0.08
Fourth quarter	55.99	35.05	0.18	0.08

Year ended December 31, 2007			$0.34	$0.32

During 2006, the Company paid a quarterly dividend of $0.07 per share of Moody’s common stock in each of the quarters, resulting in dividends paid per share during the year ended December 31, 2006 of $0.28.

On December 16, 2008, the Board of the Company approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on March 10, 2009 to shareholders of record at the close of business on February 20, 2009. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2008, certain information regarding the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	19,408,014	(1)	$37.72	15,252,866	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	19,408,014		$37.72	15,252,866

(1)	Includes 11,563,350 options outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, 7,670,664 options outstanding under the Company’s 1998 Key Employees’ Stock Incentive Plan, and 174,000 options issued under the 1998 Non-Employee Directors’ Stock Incentive Plan.

(2)	Includes 11,492,279 shares available for issuance as options, stock appreciation rights or other stock-based awards under the 2001 Stock Incentive Plan and 235,989 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 3,524,598 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

24	MOODY’S 2008 ANNUAL REPORT FINANCIALS

PERFORMANCE GRAPH

The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s Stock 500 Index, an index of performance peer group companies (the “Performance Peer Group”) and the Russell 3000 Financial Services Index.

The Company is electing to use the Russell 3000 Financial Services Index, which is accessible to our shareholders in newspapers, the internet and other readily available sources for purposes of the following graph. The Company previously utilized the Performance Peer Group, which is a custom composite index of peer issuers that were selected in good faith. At December 31, 2008 this Performance Peer Group consisted of The McGraw-Hill Companies, Pearson PLC, Thomson-Reuters Corporation and Wolters Kluwer N.V. Late in 2007, Dow Jones & Company, Inc was acquired by News Corporation and in 2008 Reuters Group PLC was acquired by Thomson Corporation. As a result of these changes, and because of the limited number of companies contained in the Performance Peer Group index, the Company believes that the index previously utilized is not as representative for comparison purposes as the Russell 3000 Financial Services Index.

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2003. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was (31%) during the performance period as compared with a total return during the same period of (10%) for the S&P 500, (48%) for the Russell 3000 Financial Services Index and (19%) for the Performance Peer Group.

Comparison of Cumulative Total Return

Since December 31, 2003

Moody’s Corporation, Peer Group Index, Russell 3000 Financial Services Index and S&P Composite Index

	PERIOD ENDING
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Moody’s Corporation	$100.00	$144.06	$204.89	$231.41	$120.35	$68.58
Peer Group Index	100.00	111.83	117.81	151.18	131.14	81.38
Russell 3000 — Financial Services Index	100.00	110.57	113.85	131.56	106.26	52.09
S&P Composite Index	100.00	110.88	116.33	134.70	142.10	89.53

MOODY’S 2008 ANNUAL REPORT FINANCIALS	25

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	YEAR ENDED DECEMBER 31,

amounts in millions, except per share data	2008	2007	2006	2005	2004
Results of operations
Revenue	$1,755.4	$2,259.0	$2,037.1	$1,731.6	$1,438.3
Operating and SG&A expenses	934.6	1,035.1	898.7	756.8	617.8
Depreciation and amortization	75.1	42.9	39.5	35.2	34.1
Restructuring	(2.5)	50.0	—	—	—
Gain on sale of building	—	—	(160.6)	—	—

Operating income	748.2	1,131.0	1,259.5	939.6	786.4
Non-operating (expense) income, net (1)	(22.4)	(14.3)	1.0	(4.9)	(15.1)

Income before provision for income taxes	725.8	1,116.7	1,260.5	934.7	771.3
Provision for income taxes (2)	268.2	415.2	506.6	373.9	346.2

Net income	$457.6	$701.5	$753.9	$560.8	$425.1

Earnings per share
Basic	$1.89	$2.63	$2.65	$1.88	$1.43
Diluted	$1.87	$2.58	$2.58	$1.84	$1.40
Weighted average shares outstanding
Basic	242.4	266.4	284.2	297.7	297.0
Diluted	245.3	272.2	291.9	305.6	304.7
Dividends declared per share	$0.40	$0.34	$0.29	$0.24	$0.15

	DECEMBER 31,

	2008	2007	2006	2005	2004
Balance sheet data
Total assets	$1,773.4	$1,714.6	$1,497.7	$1,457.2	$1,389.3
Long-term debt (3)	$750.0	$600.0	$300.0	$300.0	—
Shareholders’ (deficit) equity	$(994.4)	$(783.6)	$167.4	$309.4	$317.5

(1)	The 2008 and 2007 amounts include a benefit of $13.3 million and $31.9 million, respectively, related to the favorable resolution of certain Legacy Tax Matters.

(2)	The 2007, 2006 and 2005 amounts include net benefits of $20.4 million, $2.4 million and $8.8 million, respectively and the 2004 amount includes an expense of $30.0 million, relating to certain Legacy Tax Matters.

(3)	At December 31, 2004, the $300 million notes payable scheduled to mature in September 2005 were classified as a current liability.

26	MOODY’S 2008 ANNUAL REPORT FINANCIALS

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This MD&A contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 53 and Item 1A. “Risk Factors” commencing on page 18 for a discussion of uncertainties, risks and other factors associated with these statements.

THE COMPANY

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software and credit portfolio management solutions and (iii) software for fixed income pricing data and valuation models. Moody’s operates in two reportable segments: MIS and MA.

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

As part of the Reorganization there were several realignments within the MIS LOBs. Sovereign and sub-sovereign ratings, which were previously part of financial institutions; infrastructure/utilities ratings, which were previously part of corporate finance; and project finance, which was previously part of structured finance, were combined with the public finance business to form a new LOB called public, project and infrastructure finance. In addition, real estate investment trust ratings were moved from financial institutions and corporate finance to the structured finance business. Furthermore, in August 2008 the global managed investments ratings group, previously part of the structured finance business, was combined with the financial institutions business.

Within MA, various aspects of the legacy MIS research business and MKMV business were combined to form the subscriptions, software and consulting businesses. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis; the software business includes license and maintenance fees for credit risk, securities pricing and valuation software products; and the consulting business includes professional services and credit training associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis. Subscription services are typically sold for an initial 12-month term, with renewal features for subsequent annual periods.

The following is a discussion of the results of operations of these segments, excluding the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal.

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to Legacy Tax Matters and adjustments made to the Company’s 2007 Restructuring Plan, further described in Note 17 and Note 10, respectively, to the Company’s consolidated financial statements.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	27

Certain prior year amounts have been reclassified to conform to the current presentation.

CRITICAL ACCOUNTING ESTIMATES

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and intangible assets, pension and other post-retirement benefits and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that are uncertain at the time the accounting estimates are made and changes to those estimates could have a material impact on the Company’s consolidated results of operations or financial condition.

Revenue Recognition

In recognizing revenue related to ratings, MIS uses judgments to allocate billed revenue between the initial assignment of ratings and the future monitoring of ratings in cases where MIS does not charge ongoing monitoring fees for a particular issuer. These judgments are not dependent on the outcome of future uncertainties, but rather relate to allocating revenue across accounting periods. In such cases, MIS defers portions of rating fees that it estimates will be attributed to future monitoring activities and recognizes the deferred revenue ratably over the estimated monitoring periods.

The portion of the revenue to be deferred is based upon a number of factors, including the estimated fair market value of the monitoring services charged for similar securities or issuers. The monitoring period over which the deferred revenue will be recognized is determined based on factors such as the estimated lives of the rated securities. Currently, the estimated monitoring periods range from one to ten years. At December 31, 2008, 2007 and 2006, deferred revenue included approximately $48 million, $54 million and $47 million, respectively, related to such monitoring fees.

Additionally, in the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods, ranging from three to 51 years, which are based on the expected lives of the rated securities at December 31, 2008. At December 31, 2008, 2007 and 2006, deferred revenue related to these securities was approximately $82 million, $86 million and $72 million, respectively.

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2008, 2007 and 2006, accounts receivable included approximately $34 million, $38 million and $34 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings.

Revenue earned within the MA segment relating to the three lines of business are recognized as follows: subscription-based revenue is recognized ratably over the subscription period which is typically for an initial 12-month term with renewal features for subsequent annual periods, beginning upon delivery of the initial product; software revenue is recognized at time of delivery which is considered to have occurred upon transfer of the product master or first copy. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs; consulting revenue is generally recognized at the time services are performed.

Certain revenue arrangements within the MA segment include multiple elements such as software licenses, maintenance, subscription fees and professional services. In these types of arrangements, the fee is allocated to the various products or services based on objective measurements of fair value; that is, generally the price charged when sold separately — or vendor-specific objective evidence.

28	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Accounts Receivable Allowance

Moody’s records provisions for estimated future adjustments to customer billings as a reduction of revenue, based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Billing adjustments and uncollectible account write-offs are recorded against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above factors, or actual write-offs or adjustments that differ from the estimated amounts could result in amounts that are greater or less than estimates. In each of 2008, 2007 and 2006, the Company revised its provision rates for billing adjustments and uncollectible accounts to reflect its current estimate of the appropriate accounts receivable allowance.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this “MD&A”, commencing on page 51 is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities. Based on its review of the latest information available, and subject to the contingencies described in Item 7. “MD&A — Contingencies”, the ultimate monetary liability of the Company in connection with pending legal and tax proceedings, claims and litigation is not likely to have a material adverse effect on Moody’s future reported results and financial position.

For the years ended December 31, 2008, 2007 and 2006, the provision for income taxes reflected credits of $8.7 million, $27.3 million and $2.4 million, respectively, due to changes in the Company’s liabilities for Legacy Tax exposures that were assumed by Moody’s in connection with its separation from Old D&B in October 2000. These tax matters are more fully described under the caption “Legacy Tax Matters” within Item 7, “MD&A”.

Goodwill and Other Acquired Intangible Assets

Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of November 30th or more frequently if impairment indicators arise in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. These impairment indicators could include significant events or circumstances that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. As of the 2008 impairment test, the reporting units were determined to be MIS, MA and Fermat. To test goodwill for impairment the fair value of the reporting unit is compared to its carrying value including goodwill and if the fair value exceeds its carrying value then goodwill is not impaired. If the carrying value exceeds the fair value then the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. The Company allocates corporate items to the carrying value of the reporting unit based on the same methodology as corporate and overhead expenses are allocated. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future operating results and cash flows of each reporting unit, which is based on internal budgets and strategic plans, expected long-term growth rates, terminal values, discount rates, determination of Moody’s weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit, and an impairment charge may be necessary to reduce the carrying value of goodwill, which charge could be material to the Company’s financial position and results of operations. Moody’s allocates goodwill to reporting units based on the reporting unit expected to benefit from the combination. The Company evaluates its reporting units on an annual basis.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	29

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Pension and Other Post-Retirement Benefits

The expenses, assets and liabilities that Moody’s reports for its pension and other post-retirement benefit plans are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

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

The discount rate selected to measure the present value of the Company’s benefit obligations as of December 31, 2008 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows are then discounted back to their present value and an overall discount rate is determined.

Moody’s major assumptions vary by plan and assumptions used are set forth in Note 11 to the consolidated financial statements. In determining these assumptions, the Company consults with outside actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Post-Retirement Plans.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. To the extent the total outstanding gain or loss exceeds a corridor threshold as defined in SFAS No. 87, “Employers’ Accounting for Pensions”, and the excess is subject to amortization in annual expense over the estimated average future working lifetime of active plan participants. For Moody’s Post-Retirement Plans, the total losses as of December 31, 2008 that have not been recognized in annual expense are $27.1 million, and Moody’s expects to recognize in net periodic pension expense $0.8 million for the amortization of actuarial losses.

For Moody’s funded pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under SFAS No. 87, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2008, the Company has an unrecognized asset loss of $32.6 million, of which $7.6 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2010 expense.

30	MOODY’S 2008 ANNUAL REPORT FINANCIALS

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2009 operating income. These effects have been calculated using the Company’s current projections of 2009 expenses, assets and liabilities related to Moody’s Post-Retirement Plans, which could change as updated data becomes available.

	Assumption Used for 2009	Estimated Impact on 2009 Operating Income (Decrease)/Increase
Discount Rate*	6.00%/6.25%	$(5.4)
Weighted Average Assumed Compensation Growth Rate	4.00%	$1.2
Assumed Long-Term Rate of Return on Pension Assets	8.35%	$(1.2)

*	Discount rates of 6.00% and 6.25% are used for pension plans and other post-retirement plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2009 projected expenses. Based on current projections, the Company estimates that expenses related to Post-Retirement Plans will be $15.2 million in 2009 compared with $14.2 million in 2008, excluding the costs of curtailment and special termination benefits of $3.8 million in 2008. The expected expense increase in 2009 reflects the effects of lower discount rates, higher amortization of actuarial losses, and higher loss on plan assets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, “Share-Based Payments”. Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company, which is limited. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense.

An increase in the following assumptions would have had the following estimated effect on operating income in 2008 (dollars in millions):

	Assumption Used for 2004-2008 grants	Increase in Assumption	Estimated Impact on Operating Income in 2008 Increase/(Decrease)
Average Expected Dividend Yield	0.1% -1.9%	0.10%	$0.4
Average Expected Share Price Volatility	23% - 37.3%	5%	$(4.2)
Expected Option Holding Period	5.0 –6.0 years	1.0 year	$(3.4)

Income Taxes

The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The Company’s tax assets and liabilities are affected by the amounts charged for service provided and expenses incurred as well as other tax matters such as inter-company transactions. The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

Moody’s is subject to tax audits in various jurisdictions which involve Legacy Tax and other tax matters. The Company regularly assesses the likely outcomes of such audits in order to determine the appropriateness of its FIN 48 tax liabilities. On January 1, 2007, upon the implementation of FIN 48, the Company implemented the accounting policy to classify interest related to income taxes as a component of interest expense in the Company’s consolidated financial statements and to classify associated penalties, if any, as part of other non-operating expenses. Prior to the implementation of FIN 48, the Company had classified interest related to income taxes and associated penalties as components of income tax expense. In accordance with FIN 48, prior period financial statements have not been reclassified for this change.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	31

FIN 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. Upon the initial implementation of FIN 48, the Company recorded a reduction of its January 1, 2007 retained earnings of $43.3 million, which is comprised of $32.9 million of tax and accrued interest of $17.3 million ($10.4 million, net of tax). As the determination of FIN 48 liabilities and associated interest and penalties requires significant estimates to be made by the Company, there can be no assurance that the Company will accurately predict the outcomes of these audits, and thus the eventual outcomes could have a material impact on the Company’s operating results or financial condition.

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

As part of the Reorganization there were several realignments within the MIS LOBs. Sovereign and sub-sovereign ratings, which were previously part of financial institutions; infrastructure/utilities ratings, which were previously part of corporate finance; and project finance, which was previously part of structured finance, were combined with the public finance business to form a new LOB called public, project and infrastructure finance. In addition, real estate investment trust ratings were moved from financial institutions and corporate finance to the structured finance business. Furthermore, in August 2008 the global managed investments ratings group, previously part of the structured finance business, was combined with the financial institutions business.

Within MA, various aspects of the legacy MIS research business and MKMV business were combined to form the subscriptions, software and consulting businesses. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis; the software business includes license and maintenance fees for credit risk, securities pricing and valuation software products, and the consulting business includes professional services and credit training associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis. Subscription services are typically sold for an initial 12-month term, with renewal features for subsequent annual periods.

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

Certain prior year amounts have been reclassified to conform to the current presentation.

32	MOODY’S 2008 ANNUAL REPORT FINANCIALS

RESULTS OF OPERATIONS

Year Ended December 31, 2008 compared with Year Ended December 31, 2007

Executive summary

Moody’s revenue for 2008 totaled $1,755.4 million, a decrease of 22% from $2,259.0 million in 2007. Operating income was $748.2 million, down $382.8 million or 34% from $1,131.0 million in 2007. Excluding the positive impact from FX translation, global revenue and operating income declined 23% and 36%, respectively. Diluted EPS of $1.87 for 2008 included a benefit of $0.05 related to the resolution of certain Legacy Tax Matters and minor adjustments to the 2007 restructuring. Excluding the Legacy Tax Matters and impact of restructuring in both years, diluted EPS of $1.82 for 2008 decreased 27% from $2.50 for 2007.

Revenue at MIS totaled $1,204.7 million for 2008, a decrease of $575.2 million, or 32% from 2007. Excluding the positive impact from FX translation, revenue declined $591.7 million, or 33% from prior year. U.S. revenue of $645.0 million decreased $474.0 million or 42%, while non-U.S. revenue of $559.7 million decreased $101.2 million or 15% from the prior year. The public, project and infrastructure business line achieved modest growth. Due to the credit market crisis that began in mid-2007 all other MIS business lines recorded declines from the prior year, led by structured finance.

MA revenue rose to $550.7 million for 2008, up 15% from 2007 with all lines of business growing. U.S. revenue of $265.1 million for 2008 increased 9% from 2007. Non-U.S. revenue of $285.6 million increased 21% from 2007 and represented 52% of global revenue, compared to 49% a year earlier.

Total expenses for Moody’s Corporation of $1,007.2 million were down $120.8 million compared to the prior year. Excluding the restructuring charge in 2007 and minor adjustments to this charge in 2008, Moody’s total expenses were $68.3 million, or 6%, lower in 2008, due primarily to lower compensation costs.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	YEAR ENDED DECEMBER 31,		% Change
	2008	2007
Revenue:
United States	$910.1	$1,361.8	(33.2)%

International:
EMEA	603.1	659.3	(8.5)%
Other	242.2	237.9	1.8%

Total International	845.3	897.2	(5.8)%

Total	$1,755.4	$2,259.0	(22.3)%

Expenses:
Operating	$493.3	$584.0	(15.5)%
SG&A	441.3	451.1	(2.2)%
Restructuring	(2.5)	50.0	(105.0)%
Depreciation and amortization	75.1	42.9	75.1%

Total	$1,007.2	$1,128.0	(10.7)%

Operating income	$748.2	$1,131.0	(33.8)%

Interest (expense) income, net	$(52.2)	$(24.3)	114.8%
Other non-operating (expense) income, net	$29.8	$10.0	198.0%
Net income	$457.6	$701.5	(34.8)%

Total revenue of $1,755.4 million decreased $503.6 million from 2007, due to the significant decline in MIS partly offset by good growth in MA.

Total relationship and transaction-based revenue for Moody’s in 2008 was 64% and 36%, respectively, compared to 45% and 55%, respectively in the prior year. Relationship revenue in the MIS segment represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations, while transaction revenue represents the initial rating of a new debt issuance as well as other one-time fees. In the MA segment, relationship revenue represents the entire subscription-based business line and the

MOODY’S 2008 ANNUAL REPORT FINANCIALS	33

maintenance revenue within the software line of business. Transaction revenue in MA represents the license fees for credit risk software products and revenue from the consulting line of business which offers professional services and credit training, which are typically sold on a per-engagement basis.

U.S. revenue was $910.1 million, down $451.7 million from the prior year primarily reflecting significantly reduced issuance activity due to the broader downturn in global economic activity, significant financial market volatility, worsening credit market conditions and record-high interest rate spreads.

International revenue of $845.3 million decreased $51.9 million from 2007 and accounted for 48% of global revenue compared to 40% a year ago. FX translation contributed approximately $23 million to 2008 international revenue. Issuance volumes were significantly lower across most of the EMEA and Asian markets compared to 2007.

Operating expenses were $493.3 million, down $90.7 million due primarily to lower compensation costs of $70.5 million. Incentive compensation of $30.8 million decreased $27.8 million due to weak financial performance within the MIS segment and the impact of restructuring. Salaries and wages decreased approximately $21 million primarily reflecting the effects of the 2007 restructuring. Stock-based compensation of $40.6 million declined $17.3 million due to the impact of the 2007 restructuring which resulted in higher forfeitures of awards than in the previous year. Non-compensation costs of $76.6 million decreased $20.2 million due to strong cost controls, particularly in the areas of T&E and recruiting which declined approximately $9 million and $3 million, respectively.

SG&A expenses of $441.3 million decreased $9.8 million from the prior year due to declines in both compensation and non-compensation expenses. Compensation costs decreased $4.9 million, or 2%, primarily reflecting reductions of approximately $5 million and $10 million in incentive and stock-based compensation, respectively. These decreases were partially offset by an approximate $9 million increase in salaries and wages due primarily to $6 million in senior executive severance expense recorded in the second quarter of 2008. Non-compensation expenses of $207.4 million were down $4.9 million from prior year reflecting decreases in T&E, rent and occupancy costs, and professional service fees of $4.6 million, $5.4 million and $6.8 million, respectively, partially offset by approximately $11 million of bad debt reflecting the increase in bankruptcies and collection issues, compared to less than $1 million in 2007.

The table below shows Moody’s global staffing by geographic area:

	DECEMBER 31,
	2008*	2007	% Change
United States	2,130	2,175	(2.1)%
International	1,817	1,397	30.1%

Total	3,947	3,572	10.5%

*	reflects approximately 350 additional headcount due to acquisitions made during the year, of which approximately 290 were added in the fourth quarter.

Restructuring in 2008 reflects adjustments of previous estimates for severance and contract termination costs associated with the 2007 Restructuring Plan.

Depreciation and amortization of $75.1 million increased $32.2 million from 2007 primarily due to: an approximate $11 million impairment of certain software and database intangible assets within the MA segment, approximately $6 million of incremental depreciation reflecting the use of 7WTC for the full year of 2008, approximately $6 million of purchase accounting amortization associated with the acquisition of Fermat of which $4.5 million was a write-off of acquired in-process technology and approximately $4 million of accelerated depreciation related to the closure of the Company’s New Jersey office in the second quarter of 2008.

Operating income in 2008 of $748.2 million decreased $382.8 million from the prior year reflecting the significant decline in revenue resulting in an operating margin of 42.6%, which was 750 basis points lower than the 50.1% margin in 2007. Operating income in 2007 reflected a $50.0 million restructuring charge. FX translation positively impacted operating income by approximately $28 million.

Net interest expense was $52.2 million, an increase of $27.9 million from prior year primarily due to higher debt levels and the absence in 2008 of $17.5 million of income relating to the reversal of accrued interest resulting from the resolution of a Legacy Tax Matter in the second quarter of 2007 compared to $2.3 million in 2008.

34	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Other non-operating income was $29.8 million, up about 200% from the prior year, due primarily to FX gains of approximately $25 million recorded during the year reflecting the strengthening of the U.S. dollar and the euro to the British pound.

Moody’s effective tax rate of 37.0% remained essentially flat with 37.2% in 2007. Excluding the impact of restructuring and Legacy Tax items in both years, Moody’s ETR was 37.3%, down 290 bps from 40.2% in 2007, due primarily to a larger portion of consolidated taxable income being generated from outside the U.S., which is generally taxed at a lower rate than the U.S. statutory rate, and the realization of benefits available for U.S.-based manufacturing and research activities.

Net income was $457.6 million, a decrease of $243.9 million from the prior year, primarily reflecting revenue declines that outpaced cost reductions. Excluding the impact of Legacy Tax Matters and restructuring, net income of $445.3 million was $235.3 million lower than 2007. Diluted EPS was $1.87, or 28% lower than in the prior year resulting from the 35% reduction in net income, partially offset by 10% fewer diluted shares outstanding.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further analysis and commentary:

	YEAR ENDED DECEMBER 31,
	2008	2007	% Change
Revenue:
Structured finance	$411.2	$873.3	(52.9)%
Corporate finance	300.5	411.5	(27.0)%
Financial institutions	263.0	274.3	(4.1)%
Public, project and infrastructure finance	230.0	220.8	4.2%

Total	$1,204.7	$1,779.9	(32.3)%

Expenses:
Operating and SG&A	$636.0	$759.4	(16.2)%
Restructuring	(1.6)	41.3	(103.9)%
Depreciation and amortization	33.3	24.0	38.8%

Total	$667.7	$824.7	(19.0)%

Operating income	$537.0	$955.2	(43.8)%

Global MIS revenue of $1,204.7 million was down $575.2 million from 2007, reflecting the significant declines in global SFG and U.S. CFG revenue. In the U.S., revenue of $645.0 million was down $474.0 million, or 42%, due to decreases in SFG and CFG. Internationally, revenue was $559.7 million, a decline of $101.2 million, or 15%, from a year-ago, with declines in SFG and CFG, partially offset by growth in PPIF. In 2008, international revenue comprised 46% of global revenue, compared to 37% in 2007. FX contributed approximately $16 million to international revenue in 2008. The split of revenue between relationship and transaction was 51% and 49%, respectively, versus the prior year when the split was 32% relationship and 68% transaction revenue. Globally, the lower proportion of transaction revenue in 2008 was primarily due to the significant decline in new issuance due to the broader downturn in global economic activity reflected in the extreme market volatility, worsening credit market conditions and record-high interest rate spreads in the later part of the year.

Global SFG revenue decreased $462.1 million, due to declines in derivatives, CREF and RMBS of $194.5 million or 57%, $123.8 million or 69%, and $103.1 million or 58%, respectively, which together accounted for 91% of the decrease. Continued turbulence in the capital and credit markets, combined with lack of market liquidity and higher interest rate spreads, has resulted in lower loan origination and securitization which led to a significant decline in new issuance revenue. In 2008, transaction-based revenue accounted for 51% of total SFG down from 77% in the prior year. In the U.S., revenue of $190.7 million was down $370.7 million or 66%, from a year ago, led by declines in the aforementioned asset classes due to significantly reduced issuance volume. International revenue was $220.5 million, a decrease of $91.4 million or 29% from 2007, led by declines in derivatives and CREF of $48.5 million or 42%, and $41.6 million or 66%, respectively. FX translation contributed approximately $8 million to international SFG revenue in 2008.

Global CFG revenue was down $111.0 million from prior year, due to low issuance volumes particularly in the U.S. Revenue from new issuance declined approximately $121 million, or 43% from the prior year, due primarily to lower issuance in both investment-grade and speculative-grade securities, resulting from the broader downturn in global economic activity, reflected in

MOODY’S 2008 ANNUAL REPORT FINANCIALS	35

the significant financial market volatility, worsening credit market conditions and record-high interest rate spreads in the later part of the year. Transaction-based revenue comprised 53% of global CFG revenue, compared to 68% in 2007. Revenue in the U.S. was $176.6 million, a decrease of $93.4 million, or 35%, from the prior year as revenue from bank loans and speculative-grade bond ratings declined $64.1 million or 66% and $30.6 million or 62%, respectively, and was slightly offset by $6.6 million, or 18%, of growth in revenue from monitoring fees. International revenue of $123.9 million was down $17.6 million, or 12%, from prior year comprised of declines in speculative-grade bond ratings, bank loan ratings, estimated ratings and investment-grade bond ratings of $10.4 million or 56%, $7.4 million or 67%, $4.4 million or 25%, and $3.7 million or 13%, respectively. These declines were offset by growth in monitoring fees of $5.3 million, as well as a $2.7 million increase in other CFG services such as national scale ratings and company credit assessment services. FX translation contributed approximately $3 million to international CFG revenue in 2008.

Global FIG revenue decreased $11.3 million from the prior year reflecting significant declines in issuance volumes primarily in the U.S. insurance and banking markets due to the on-going credit crisis. Revenue from new transactions accounted for 33% of total FIG in 2008, compared to 42% in the prior year. In the U.S., revenue of $117.8 million decreased $12.2 million, or 9%, from prior year, led by an $8.9 million decline in the insurance sector, specifically the property and casualty insurance industry which was down $5.0 million or 22% from 2007. International revenue of $145.2 million remained flat with prior year reflecting growth from the life insurance industry offset by declines from rating financial guarantors and the property and casualty insurance industry. FX translation contributed $5 million to international FIG revenue in 2008.

Global PPIF revenue increased $9.2 million from prior year due to growth in municipal structured products and in the project and infrastructure finance sectors of $10.3 million or 35%, and $2.5 million or 3%, respectively. Recurring revenue represented 41% of total in 2008 compared with 40% in 2007. In the U.S., revenue of $159.9 million grew $2.3 million, with increases in the aforementioned municipal structured products partially offset by declines of $6.4 million in other public finance issuance. Outside the U.S., revenue of $70.1 million was up $6.9 million, or 11%, from prior year, reflecting growth primarily within the EMEA region of $4.6 million and $2.1 million in the infrastructure finance and public finance sectors, respectively.

Operating and SG&A expenses of $636.0 million, including allocated corporate overhead costs, decreased $123.4 million, with declines in both compensation and non-compensation expenses of approximately $83 million and approximately $40 million, respectively. Incentive compensation decreased approximately $39 million primarily due to weak financial performance. Stock-based compensation decreased approximately $20 million primarily reflecting the impact of the 2007 Restructuring Plan which resulted in higher forfeitures of awards than in the previous year. Salary and benefits expense decreased approximately $24 million from prior year, reflecting the change in the mix of employees and timing of adding new hires during the year, partially offset by approximately $6 million in senior executive severance expense recorded in the second quarter of 2008. The decrease in non-compensation expenses from 2007 reflected continued strong cost controls, resulting in reductions within T&E, recruiting and marketing of $14.6 million, $3.1 million and $2.6 million, respectively. Offsetting these decreases in 2008 was an $8.1 million increase in bad debt expense compared to prior year, primarily related to bankruptcies and collection issues, including $2.3 million for Lehman Brothers and $1.7 million for issuers of structured investment vehicles.

The 2008 restructuring amount primarily reflects adjustments of previous estimates for severance and contract termination costs associated with the Restructuring Plan.

Depreciation and amortization expense increased $9.3 million primarily due to the accelerated depreciation recorded in the second quarter of 2008 relating to the Jersey City office closure and a full year of depreciation on 7WTC assets.

Operating income decreased $418.2 million from 2007 reflecting the 32% reduction in revenue outpacing the 19% decline in Operating and SG&A expenses. Excluding the impact of the 2007 restructuring and minor adjustments made in 2008 relating to this charge, operating income declined $461.1 million or 46% from the prior year. FX translation had a positive impact of approximately $17 million on MIS operating income in 2008.

36	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	YEAR ENDED DECEMBER 31,		% Change
	2008	2007
Revenue:
Subscriptions	$475.9	$421.5	12.9%
Software	49.2	39.5	24.6%
Consulting	25.6	18.1	41.4%

Total	$550.7	$479.1	14.9%

Expenses:
Operating and SG&A	$298.6	$275.7	8.3%
Restructuring	(0.9)	8.7	(110.3)%
Depreciation and amortization	41.8	18.9	121.2%

Total	$339.5	$303.3	11.9%

Operating income	$211.2	$175.8	20.1%

Global MA revenue increased $71.6 million, with 69% of the growth generated internationally, and accounted for 31% of global MCO revenue in 2008 compared to 21% in the prior year. Recurring revenue, which includes subscription and software maintenance fees, comprised 91% of the total in 2008, Compared to 92% in the prior year. In the U.S., revenue of $265.1 million increased 9%, primarily reflecting growth in subscription revenue. International revenue of $285.6 million was $49.3 million higher than in 2007, reflecting growth in all business lines, particularly the software line of business which benefited from the acquisition of Fermat. FX translation contributed approximately $7 million to international MA revenue in 2008.

Global subscription revenue, which comprises 86% of total MA in 2008, increased $54.4 million and accounted for 76% of global MA growth, reflecting continued demand from new and existing customers for credit and economic research, structured finance analytics, credit risk assessment and other offerings. U.S. revenue was $239.4 million, an increase of $20.3 million from 2007. Internationally, revenue totaled $236.5 million, an increase of $34.1 million or 17% over the prior year, with 78% of the growth generated within the EMEA region.

Global software revenue increased $9.7 million, including the positive impact of the Fermat acquisition in the fourth quarter of 2008. U.S. revenue of $20.0 million remained flat with prior year, while international revenue of $29.2 million increased $9.0 million or 45% from the prior year with growth generated from all regions.

Global consulting revenue increased $7.5 million over prior year reflecting relatively higher demand internationally for credit education, portfolio analysis, risk modeling and scorecard development services, primarily in the EMEA region.

Operating and SG&A expenses, including allocated corporate overhead costs, were $298.6, an increase of $22.9 million from the prior year due to increases in both compensation and non-compensation expenses of approximately $8 million and approximately $15 million, respectively. The increase in compensation expense primarily reflects approximately $6 million of higher incentive compensation costs due to better than expected financial performance, and a 30% increase in average headcount due to acquisitions made during the year. Non-compensation expenses of $98.0 million increased due primarily to the impact of acquisitions and a higher proportion of allocated corporate overhead expenses in 2008 compared to prior year based on the revenue-split methodology, as well as the absence in 2008 of a $2.5 million sales tax benefit received in the second quarter of 2007.

The 2008 restructuring amount primarily reflects adjustments of previous estimates for severance and contract termination costs associated with the Restructuring Plan.

The increase in depreciation and amortization of $22.9 million compared to 2007 is primarily due to the approximate $11 million impairment of certain software and database intangible assets and amortization of approximately $6 million related to the Fermat acquisition, including a $4.5 million write-off of acquired in-process technology.

Operating income increased $35.4 million from 2007, reflecting strong revenue growth and an approximate $10 million positive impact from FX translation.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	37

Year Ended December 31, 2007 compared with December 31, 2006

Executive Summary

Revenue for 2007 totaled $2,259.0 million, an increase of 11% from $2,037.1 million in 2006. Operating income for 2007 was $1,131.0 million and included a restructuring charge of $50.0 million. Diluted EPS of $2.58 for the full year 2007 included a $0.19 per share benefit from the settlement of a Legacy Tax Matter in the second quarter of 2007 and an $0.11 per share charge related to restructuring actions. Excluding the 2007 restructuring charge and the $160.6 million gain on building sale in 2006, operating income of $1,181.0 for 2007 grew 7% from $1,098.9 million in 2006. Excluding the adjustments listed above and the impact of Legacy Tax Matters in both years, diluted EPS for 2007 were $2.50, 11% higher than $2.25 in 2006.

Revenue at MIS totaled $1,779.9 million in 2007, an increase of $140.1 million, or 9%, from the prior year period. Currency translation had a positive impact on these results. Each of the global ratings business lines achieved year-over year revenue growth, led by double-digit growth in corporate finance and financial institutions. Finally, revenue at MA for 2007 totaled $479.1 million an increase of $81.8 million, or 20.6% from the prior year, reflecting strong growth in the subscriptions line of business.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	YEAR ENDED DECEMBER 31,		% Change
	2007	2006
Revenue:
United States	$1,361.8	$1,277.8	6.6%

International:
EMEA	659.3	543.9	21.2%
Other	237.9	215.4	10.4%

Total International	897.2	$759.3	18.2%

Total	$2,259.0	$2,037.1	10.9%

Expenses:
Operating	$584.0	$539.4	8.3%
SG&A	451.1	359.3	25.5%
Restructuring	50.0	—	NM
Gain on building Sale	—	(160.6)	NM
Depreciation and amortization	42.9	39.5	8.6%

Total	$1,128.0	$777.6	45.1%

Operating income	$1,131.0	$1,259.5	(10.2)%

Interest expense (income), net	$(24.3)	$3.0	NM
Other non-operating expense (income)	$10.0	$(2.0)	NM
Net income	$701.5	$753.9	(7.0)%

Moody’s revenue for 2007 totaled $2,259.0 million, an increase of $221.9 million from $2,037.1 million for the same period in 2006. The main contributors to this growth were from the CFG line of business within MIS and from MA. Revenue from MA contributed 37% of the Company’s year-over-year growth, driven primarily by the subscriptions line of businesses.

Revenue in the U.S. was $1,361.8 million in 2007, an increase of $84.0 million, or 7%, from $1,277.8 million in 2006. International revenue was $897.2 million in 2007, an increase of $137.9 million, or 18.2%, from $759.3 million in 2006. FX translation accounted for approximately $39 million of international revenue growth in 2007.

During the fourth quarter of 2007, the Company committed to a Restructuring Plan in response to the Company’s reorganization and a decline in current and anticipated issuance of rated debt securities in some market sectors, as more fully described in the notes to the consolidated financial statements. A restructuring charge of $50.0 million was recorded in 2007, which consisted of $45.9 million of expenses relating to severance and other employee benefit costs, and $4.1 million for contract termination costs.

38	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Moody’s operating and SG&A expenses of $1,035.1 million in 2007 were $136.4 million higher than 2006. Compensation and benefits continue to be Moody’s largest expense, accounting for approximately 70% of total Operating and SG&A expenses, representing approximately $77 million in growth from prior year. Moody’s average global staffing of approximately 3,500 employees during the year ended December 31, 2007 was approximately 13% higher than during 2006. This increase reflects the impact of hiring from late 2006 and the first half of 2007 to support business growth mainly in the U.S., Asian and European ratings businesses offset by a partial completion of the workforce reductions relating to the restructuring actions implemented in the fourth quarter of 2007. The table below shows Moody’s global staffing by geographic area.

	DECEMBER 31,
	2007	2006	% Change
United States	2,175	2,155	0.9%
International	1,397	1,195	16.9%

Total	3,572	3,350	6.6%

Operating expenses were $584.0 million in 2007, an increase of $44.6 million, or 8.3%, from $539.4 million in 2006. Compensation and benefits expense comprised approximately 77% of the growth, reflecting normal salary increases coupled with higher staffing levels compared to prior year, partially offset by lower incentive compensation. The staffing level increase reflects hiring in the first half of 2007 to support business growth, primarily in the international ratings businesses, where head count increased by approximately 14% over 2006. Non-compensation expenses of $96.8 million increased $10.2 million, primarily from higher professional service costs associated with technology investments.

SG&A expenses were $451.1 million in 2007, an increase of $91.8 million, or 25.5%, from $359.3 million in 2006. Compensation expense of $238.8 million increased $46.5 million, or 24.2%, from 2006 reflecting increased staffing levels in the corporate compliance and technology support functions coupled with the increase in stock-based compensation. Non-compensation expense of $212.3 million was up $45.3 million, or 27.1%, over 2006 due to higher rent and occupancy costs of $39.3 million, or 88.2%, over 2006 primarily related to the Company’s relocation to its new corporate headquarters at 7WTC and an increase in professional service costs of $21.6 million relating to technology investment spending and legal matters.

Operating income in 2007 includes a $50.0 million restructuring charge consisting of $45.9 million of expenses relating to severance and other employee benefit costs and $4.1 million for contract termination costs, as further discussed in Note 10 to the consolidated financial statements.

Operating income of $1,131.0 million decreased $128.5 million, or 10.2%, from $1,259.5 million in 2006, which reflected a $160.6 million gain on building sale and approximately $21 million of FX translation gains in 2007. Moody’s operating margin for 2007 was 50.1% compared to 61.8% in 2006. The restructuring charge in 2007 decreased the 2007 margin by approximately 220 bps while the gain on building sale increased the 2006 margin by approximately 790 bps.

Interest and other non-operating (expense) income, net was $(14.3) million in 2007 compared with $1.0 million in 2006. Interest expense on borrowings was $40.7 million and $15.2 million for the years ended December 31, 2007 and 2006, respectively. The increase was due to borrowings under the Company’s credit facilities, the issuance of the $300.0 million Series 2007-1 Notes in September 2007, and issuance under the Company’s commercial paper program, which was established in October 2007. Interest expense on FIN 48 and other tax liabilities was $21.5 million in 2007. In 2006, before FIN 48 became effective, interest on tax liabilities was reported as part of income tax expense, net of federal tax benefit. Included in 2007 was a $17.5 million reduction of accrued interest expense and a $14.4 million increase in other non-operating income relating to the resolution of a certain Legacy Tax Matter more fully described in “Contingencies — Legacy Contingencies”, below. Interest income earned on short-term investments and invested cash balances were $19.3 million and $18.2 million for the years ended December 31, 2007 and 2006, respectively. FX gains (losses) were immaterial in both 2007 and 2006.

Moody’s Effective Tax Rate was 37.2% in 2007 compared to 40.2% in 2006. The 2007 and 2006 ETRs included benefits of $27.3 million and $2.4 million, respectively, related to Legacy Tax Matters. Additionally in 2007, there was a $14.4 million increase in other non-operating income, which was not taxable, related to Legacy Tax Matters. These matters favorably impacted the Company’s 2007 and 2006 ETR by approximately 295 bps and 30 bps, respectively.

Net income was $701.5 million in 2007, a decrease of $52.4 million, or 7.0%, from $753.9 million in 2006. Diluted EPS was $2.58 in both 2007 and 2006. Excluding the restructuring charge in 2007, the gain on building sale in 2006 and Legacy Tax adjustments in both years, net income increased $21.8 million, or 3.3%, and diluted EPS increased $0.25, or 11.1%, to $2.50 per share.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	39

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	YEAR ENDED DECEMBER 31,
	2007	2006	% Change
Revenue:
Structured finance	$873.3	$872.6	0.1%
Corporate finance	411.5	335.9	22.5%
Financial institutions	274.3	233.1	17.7%
Public, project and infrastructure finance	220.8	198.2	11.4%

Total	$1,779.9	$1,639.8	8.6%

Expenses:
Operating and SG&A	$759.4	$666.1	14.0%
Restructuring	41.3	—	NM
Depreciation and amortization	24.0	17.3	38.7%

Total	$824.7	$683.4	20.7%

Operating income	$955.2	$956.4	(0.1)%

Revenue at MIS in 2007 was $1,779.9 million, up $140.1 million, from $1,639.8 million in 2006. Global CFG, FIG and the PPIF business increased $75.6 million, $41.2 million, and $22.6 million, respectively.

Global SFG revenue was $873.3 million for 2007, flat with $872.6 million in 2006. Revenue of $561.5 million in the U.S. decreased $36.2 million, or 6%, in a mixed year where strong growth in the first half of 2007, largely from credit derivatives and CREF was offset in the second half of 2007 by declining revenue in the RMBS, derivatives and CREF as a result of credit market turmoil which reduced ratable issuance volume. Outside the U.S., revenue of $311.8 million increased $36.9 million, or 13%, reflecting strong growth from derivatives and RMBS of $19.8 million and $12.3 million, respectively, mostly in EMEA.

Global CFG revenue totaled $411.5 million in 2007, an increase of 75.6 million from 2006. Revenue in the U.S. increased $45.3 million, or 20.2%, primarily due to increased leveraged loan activities and growth in investment-grade bond issuance. International revenue of $141.5 million increased $30.3 million, or 27.2%, largely driven by growth in European bond issuance.

Global FIG revenue was $274.3 million, up $41.2 million from $233.1 million in 2006. Revenue in the U.S. increased $19.6 million, or 18%, principally due to strong performance within the banking and insurance sectors driven by debt refinancing and funding for share repurchases. International revenue of $144.3 million grew $21.6 million, or 18%, from prior year mainly due to increased corporate bond issuance activity and a significant number of new ratings mandates both within the European banking sector.

Global PPIF revenue was $220.8 million, an increase of $22.6 million from 2006. Revenue from project and infrastructure finance of $76.1 million showed the strongest growth with an increase of $13.5 million, or 21.6%, over 2006, mostly from within the United States. Revenue of $115.2 million from the public finance sector, including U.S. public finance, sovereign and sub-sovereign, increased $6.1 million, or 6%, over prior year driven by growth in combined issuance and new money issuance.

Operating and SG&A expenses, including allocated corporate overhead costs, were $759.4 million, an increase of $93.3 million from $666.1 million in 2006. Compensation and benefits expense was the largest contributor to the year-over-year growth reflecting increased staffing internationally to support business growth, as well as additional head count in the corporate compliance group. Stock-based compensation expense increased year-over-year primarily due to the higher Black-Scholes value of the 2007 equity grants compared to prior years. Non-compensation expenses in 2007 included an increase in allocated expenses such as increased rent and occupancy costs related to the Company’s relocation to its new corporate headquarters at 7WTC and increases in professional service costs primarily due to information technology investment spending and legal matters.

Operating income of $955.2 million in 2007 was flat compared to 2006. Excluding the $41.3 million restructuring charge, 2007 operating income of $996.5 million increased $40.1 million, or 4.2%, from $956.4 million in 2006.

40	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	YEAR ENDED DECEMBER 31,
	2007	2006	% change
Revenue:
Subscriptions	$421.5	$347.5	21.3%
Software	39.5	36.3	8.9%
Consulting	18.1	13.5	34.1%

Total	$479.1	$397.3	20.6%

Expenses:
Operating and SG&A	$275.7	$232.6	18.5%
Restructuring	8.7	—	NM
Depreciation and amortization	18.9	22.2	(14.9%)

Total	$303.3	$254.8	19.0%

Operating income	$175.8	$142.5	23.4%

Revenue for MA was $479.1 million, an increase of $81.8 million from 2006. U.S. revenue of $242.8 million increased $38.1 million, or 18.6%, and international revenue increased $43.7 million, or 22.7%, with 90.3% of the growth from within the EMEA region.

Revenue from subscription products of $421.5 million was up $74.0 million compared to 2006, reflecting continued demand from new and existing customers for credit and economic research, structured finance analytics and other offerings. Software revenue of $39.5 million increased $3.2 million from $36.3 million in 2006 primarily from additional license and maintenance fees for credit decisioning and analysis products. Revenue from consulting services grew $4.6 million due to increased demand for credit education, risk modeling and scorecard development among customers seeking to implement sophisticated risk management processes and comply with regulatory requirements.

Operating and SG&A expenses in 2007 including allocated corporate overhead costs were $275.7 million, an increase of $43.1 million from 2006. The increase is a primarily a result of additional compensation due to head count growth of 8% and higher sales commission expense resulting from better than expected revenue growth over 2006. It also reflected an increase in allocated expenses due to increased rent and occupancy costs related to the Company’s relocation to its new corporate headquarters at 7WTC and increases in professional service costs primarily due to information technology investment spending and legal matters.

MA’s operating income of $175.8 million in 2007 increased $33.3 million from $142.5 million in 2006. Operating income included an $8.7 million restructuring charge in 2007. Excluding the restructuring charge, 2007 operating income of $184.5 million increased $42.0 million, or 29.5%, from $142.5 million in 2006.

Market Risk

Moody’s maintains operations in 30 countries outside the U.S. In 2008, approximately 42% and 47% of the Company’s revenue billed and expenses incurred, respectively, were in currencies other than the U.S. dollar, principally in the GBP and the euro. As such, the Company is exposed to market risk from changes in FX rates.

As of December 31, 2008, approximately 34% of Moody’s assets were located outside the United States. Moody’s aggregate cash and cash equivalents of $245.9 million at December 31, 2008, consisted of approximately $152 million, which was located outside the U.S., making the Company susceptible to fluctuations in FX rates. Additionally, all of Moody’s aggregate short-term investments of $7.1 million were located outside the United States. The effects of changes in the value of foreign currencies relative to the U.S. dollar on assets and liabilities of non-U.S. operations with non-U.S. functional currencies are charged or credited to the cumulative translation adjustment account in the statement of shareholders’ equity (deficit).

Moody’s cash equivalents consist of investments in high-quality investment-grade securities within and outside the U.S. with maturities of three months or less when purchased. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper. Short-term investments primarily consist of certificates of deposit and high quality investment-grade corporate bonds in Korea. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	41

A portion of the Company’s future billings and related revenue is exposed to market risk associated with changes in FX rates primarily related to the euro and GBP. Under the Company’s current FX hedging program, the Company hedges a portion of FX currency risk for the purpose of reducing volatility in the Company’s cash flows related to future euro and GBP billings and related revenue. FX options and forwards are currently utilized to hedge these exposures and have maturities between one and 14 months. As of December 2008 all FX derivative contracts were set to expire at various times through February 2010 and were deemed to be highly effective under SFAS No. 133 and related accounting pronouncements. No credit losses are anticipated as the counterparties to these agreements are major financial institutions. The fair value of the Company’s outstanding FX derivative contracts was recorded within other current assets in the consolidated balance sheets and consisted of the following notional amounts:

December 31,
	2008	2007
Notional amount of Currency Pair:
GBP/USD	£7.4 million	£7.9 million
EUR/USD	€12.9 million	€16.7 million
EUR/GBP	€24.3 million	€61.5 million

Fair value of derivative asset	$4.9 million	$2.3 million

Unrealized gains or losses are recorded in AOCI and, once realized, the gains or losses will be recognized as an adjustment to revenue when the billings are recognized in revenue.

A sensitivity analysis has been prepared to estimate the exposure to fluctuations in the FX rates on Moody’s FX options. A hypothetical 10% favorable change in the overall option currency portfolio would result in a gain of approximately $3.5 million as of December 31, 2008. The maximum loss related to an adverse change in the option currency portfolio would be $3.1 million.

As a result of the 2008 Term Loan completed on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded into AOCI, while net interest payments are recorded in the statement of operations. At December 31, 2008 the fair value of the interest rate swaps was $10.7 million and is recorded in other liabilities in the Company’s consolidated balance sheet. The objective of interest rate risk management is to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing this objective.

A sensitivity analysis has been prepared to estimate the exposure to fluctuations in the short-term LIBOR on Moody’s interest expense relating to the 2008 Term Loan, assuming the interest rate swap was not in place. A hypothetical change of one-percent in the LIBOR would result in an impact on annual interest expense of approximately $1.5 million.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. The Company had net borrowings of $316.3 million during the year ended December 31, 2008.

The following is a summary of the change in the Company’s cash flows followed by a brief discussion of these changes:

	YEAR ENDED DECEMBER 31,			YEAR ENDED DECEMBER 31,
	2008	2007	$ Change	2007	2006	$ Change
Net cash provided by operating activities	$534.7	$984.0	$(449.3)	$984.0	$752.5	$231.5
Net cash (used in) provided by investing activities	$(319.3)	$(124.7)	$(194.6)	$(124.7)	$116.1	$(240.8)
Net cash used in financing activities	$(344.8)	$(861.5)	$516.7	$(861.5)	$(965.2)	$103.7

42	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Net cash provided by operating activities

Year ended December 31, 2008 compared to the year ended December 31, 2007

The following changes in non-cash and other one-time items impacted cash provided by operating activities in 2008 compared to 2007, relative to net income:

•	A $27.0 million decrease in stock-based compensation expense primarily reflecting the 2007 restructuring actions;

•

A $32.2 million increase in depreciation and amortization expense due primarily to an approximate $11 million impairment of certain software and database intangibles within the MA segment, approximately $6 million relating to the acquisition of Fermat including a $4.5 million write-off of acquired in-process technology, approximately $6 million reflecting the use of 7WTC for the full year of 2008 and approximately $4 million of accelerated depreciation resulting from the closure of the Company’s New Jersey office in the second quarter of 2008;

•	A $44.7 million decrease in Excess Tax Benefits due to fewer stock option exercises;

•	A $44.5 million decrease of an accrual for Legacy Tax Matters in 2007 compared to 2008;

•	A $59.1 million decrease in deferred income taxes due to lower restructuring, tenant allowances, and deferred revenue in 2008.

The $449.3 million reduction of net cash flows provided by operating activities was primarily attributed to a decrease in net income of $243.9 million, adjusted for the non-cash and other one-time items discussed above, and the following changes in assets and liabilities:

•

A decrease in accounts payable and accrued liabilities of $172.3 million, comprised of approximately $111 million of accrued taxes relating to lower pre-tax income and the timing of payments and approximately $30 million related to lower annual incentive compensation accruals reflecting weak financial performance;

•	A decrease in deferred revenue of $70.2 million as a result of lower billings reflecting the weak credit market conditions;

•	A decrease of $62.9 million in the restructuring liability relating to payments made during the year and other minor adjustments;

•	A decrease in the growth of deferred rent of $46.5 million due primarily to a tenant allowance received in 2007 relating to 7WTC;

•	An increase of approximately $33 million for a deposit returned from the IRS in March 2008 in connection with a Legacy Tax Matter.

•	A $61.1 million decrease in UTBs and other non-current tax liabilities due primarily to the implementation of FIN 48 in 2007;

Year ended December 31, 2007 compared to the year ended December 31, 2006

The following changes in non-cash and other one-time items impacted cash provided by operating activities in 2007 compared to 2006, relative to net income:

•	A $51.0 million decrease in Excess Tax Benefits due to fewer stock option exercises;

•	A $52.3 million decrease to an accrual relating to the favorable resolution of a Legacy Tax Matter in the second quarter of 2007;

•	A $160.6 million gain on sale of the Company’s former headquarters building in 2006;

•	A $13.1 million increase in stock-based compensation expense due to higher staffing levels in 2007 and a higher Black-Scholes value in 2007 compared to 2006;

The $231.5 million increase in net cash flows provided by operating activities was primarily attributed to the change in net income, adjusted for the non-cash and other one-time items discussed above, and the following changes in assets and liabilities:

•	A $79.1 million decrease due to a 7% reduction in the accounts receivable balance in 2007 compared to 2006 when the balance increased by 13%;

•	A $67.2 million increase in other current assets primarily for approximately $40 million of prepaid state income taxes and an $8.5 million receivable from the IRS for a Legacy Tax Matter;

•

A positive impact from decreases in other assets, primarily relating to an approximate $40 million deposit made in the first quarter of 2006 with the IRS relating to Amortization Expense Deductions, as discussed in Note 17 to the consolidated financial statements;

MOODY’S 2008 ANNUAL REPORT FINANCIALS	43

•

An $87.5 million negative impact due to the decrease in accounts payable and accrued liabilities relating to $76.5 million lower accrued income taxes and approximately $27 million lower accrued incentive compensation ;

•	A $33.1 million increase to the 2007 restructuring liability;

•	An $83.0 million increase of UTBs and other non-current tax liabilities due to the implementation of FIN 48 in 2007;

•	A $46.9 million increase in the deferred rent liability due primarily to a tenant allowance received in 2007 relating to 7WTC;

Net cash (used in) provided by investing activities

Year ended December 31, 2008 compared to the year ended December 31, 2007

The $194.6 million increase in net cash used in investing activities was primarily attributed to:

•	A $237.0 million increase in net cash used resulting from the 2008 acquisitions of Fermat, BQuotes, Financial Projections Limited and Enb Consulting;

•

A $55.9 million decrease of net cash provided by short-term investments in 2008 following the liquidation of a majority of the portfolio in 2007 to finance share repurchases and other operational activities,

Partially offset by:

•	A $97.4 million decrease in capital additions resulting from reduced 7WTC build-out activity in 2008 compared to 2007.

Year ended December 31, 2007 compared to the year ended December 31, 2006

The $240.8 million increase in net cash used in investing activities was primarily attributed to:

•	A $150.7 million increase in capital additions resulting from the build-out of 7WTC;

•	A $163.9 million increase due to cash proceeds received in 2006 related to the sale of the Company’s former headquarters building,

Partially offset by:

•	A $34.8 million decrease in cash paid for acquisitions relating to the investment in CCXI and purchase of Wall Street Analytics, Inc in 2006;

•

A $39.0 million net increase of net cash provided by short-term investments related to the liquidation of a majority of the portfolio in 2007 to finance share repurchases and other operational and investing activities.

Net cash used in financing activities

Year ended December 31, 2008 compared to the year ended December 31, 2007

The $516.7 million decrease in net cash flows used in financing activities was primarily attributed to:

•	A $1,145.5 million decrease in treasury shares repurchased in 2008 compared to 2007,

•	A $44.7 million decrease in Excess Tax Benefits due to fewer stock option exercises;

Partially offset by:

•

A $381.1 million net increase in short-term borrowings under the Company’s CP program and revolving credit facilities, the proceeds of which were used to fund share repurchases and other operational and investing activities;

•	A $150.0 million increase in long-term debt resulting from the issuance of the 2008 Term Loan compared to $300.0 million received in 2007 from the issuance of the Series 2007-1 Notes.

Year ended December 31, 2007 compared to the year ended December 31, 2006

The $103.7 million decrease in net cash flows used in financing activities was primarily attributed to:

•

A $547.4 million net increase in short-term borrowings under the Company’s CP program and revolving credit facilities, the proceeds of which were used to fund share repurchases and other operational and investing activities;

44	MOODY’S 2008 ANNUAL REPORT FINANCIALS

•	A $300.0 million increase in long-term debt resulting from the issuance of the Series 2007-1 Notes in the third quarter of 2007,

Partially offset by:

•	A $644.8 million increase in treasury shares repurchased in 2007 compared to 2006.

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

The Company remains committed to using its strong cash flow to create value for shareholders in a manner consistent with maintaining sufficient liquidity, by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related business, repurchasing stock and paying a modest dividend. As a result of current market conditions, in the near-term Moody’s will maintain its dividend and curtail share repurchase activity. As of December 31, 2008 Moody’s had $1.4 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

At December 31, 2008 the Company had total borrowings from its CP Program and 2007 Facility of $104.7 million and $613.0 million, respectively, the proceeds of which were or will be used to support the build-out of 7WTC and Canary Wharf, share repurchases, acquisitions and other operational and investing activities. At December 31, 2008, Moody’s had $1.5 billion of outstanding debt with $300 million of additional debt capacity available.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s new headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of December 31, 2008, including the aforementioned rent credits, are approximately $612 million.

On October 24, 2007, the Company announced a restructuring plan that would reduce global head count, terminate certain technology contracts and consolidate certain corporate functions in response to both the Company’s Reorganization announced on August 7, 2007 as well as a decline in current and anticipated issuance of rated debt securities in some market sectors. Included in the $50.0 million restructuring charge reported in 2007 is $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. At December 31, 2008, the remaining cash payments were $11.4 million of which $3.3 million is expected to be paid during 2009. The remaining liability of $8.1 million relates to payments that will be made in connection with the Company’s unfunded pension plans for which payments will commence when the affected employees reach retirement age beginning in 2009 and continue in accordance with plan provisions. The amount to be paid in 2009 relating to these pension liabilities is approximately $2 million.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf section of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBPs, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company expects to incur approximately 41 million GBP of costs to build out the floors to its specifications of which, approximately 33 million GBP is expected to be incurred over the next twelve months.

The Company will be required to make a contribution in the later half of 2010 to its qualified Defined Benefit Pension Plan of between approximately $10 million to $15 million. The contribution will be dependent on the 2009 plan asset returns as well as the actuarial determination of plan liabilities.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	45

The Company also intends to use a portion of its cash flow to pay dividends. On December 16, 2008, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on March 10, 2009 to shareholders of record at the close of business on February 20, 2009. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

In addition, the Company will from time to time consider cash outlays for acquisitions of, or investments in, complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays to pay to New D&B its share of potential liabilities related to the Legacy Tax Matters that are discussed in this MD&A under “Contingencies”. These potential cash outlays could be material and might affect liquidity requirements, and they could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness

The following table summarizes total indebtedness:

	DECEMBER 31,
	2008	2007
2007 Facility	$613.0	$—
Commercial paper, net of unamortized discount of $0.3 million at 2008 and $0.7 million at 2007	104.7	551.9
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	—

Total Debt	1,467.7	1,151.9
Current portion	(717.7)	(551.9)

Total long-term debt	$750.0	$600.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as of December 31, 2008 was 1.47%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 2.08% and 5.13% as of December 31, 2008 and 2007, respectively. The CP Program contains certain events of

46	MOODY’S 2008 ANNUAL REPORT FINANCIALS

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

Also on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Fair market value adjustments are recorded into other comprehensive income at the end of each period, while net interest payments are recorded in the statement of operations. At December 31, 2008, the fair value of the interest rate swap was $10.7 million and is recorded in other liabilities in the Company’s consolidated balance sheet.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	47

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Income	$18.1	$19.3	$18.2
Expense on borrowings	(60.0)	(40.7)	(15.2)
FIN 48 and other tax related interest	(13.7)	(21.5)	—
Reversal of accrued interest (a)	2.3	17.5	—
Interest capitalized	1.1	1.1	—

Total	$(52.2)	$(24.3)	$3.0

Interest paid	$59.5	$32.5	$14.9

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 17 to the consolidated financial statements.

At December 31, 2008, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchase and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2008:

		PAYMENTS DUE BY PERIOD
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,761.9	$757.8	$94.2	$207.3	$702.6
Operating lease obligations	929.2	60.3	101.2	100.7	667.0
Purchase obligations (2)	139.8	71.1	42.0	23.8	2.9
Pension obligations (3)	71.2	1.7	16.2	7.1	46.2
Capital lease obligations	2.7	1.4	1.3	—	—

Total (4)	$2,904.8	$892.3	$254.9	$338.9	$1,418.7

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 14 to the consolidated financial statements.

(2)	Includes amounts contractually committed to for the fit-out of the Canary Wharf Lease.

(3)	Reflects projected benefit payments for the next ten years relating to the Company’s unfunded Post-Retirement Benefit Plans described in Note 11 to the consolidated financial statements.

(4)	The table above does not include the Company’s net long-term tax liabilities of $141.7 million and $51.5 million relating to FIN 48 and Legacy Tax Matters, respectively, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

48	MOODY’S 2008 ANNUAL REPORT FINANCIALS

2009 Outlook

Moody’s outlook for 2009 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the impact of government-sponsored economic stabilization initiatives. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ materially from current outlook.

For Moody’s overall, the Company expects full-year 2009 revenue to decline in the low single-digit percent range. This outlook assumes foreign currency translation in 2009 at current rates. Although Moody’s has a solid base of recurring revenue, the Company anticipates issuance-based revenue to reflect generally weak conditions throughout 2009, with any broad improvement in market liquidity and issuance expected to be modest and to occur later in the year. Full-year 2009 operating expenses are expected to increase in the mid single-digit percent range. Moody’s expects the full-year 2009 operating margin will be in the mid-to high-thirties percent range, due to lower ratings revenue and higher comparable expenses. The Company projects diluted EPS for full-year 2009 in the range of $1.40 to $1.50.

For the global MIS business, the Company expects revenue for the full-year 2009 to decline in the high single-digit percent range, both in the U.S. and internationally. Structured finance revenue for full-year 2009 is expected to decrease in the high-teens to low-twenties percent range, reflecting continued declines across all asset classes. Corporate finance revenue for full-year 2009 is expected to decrease in the mid- to high single-digit percent range, with weakness most pronounced in speculative-grade issuance and bank loans. Revenue from financial institutions and public, project and infrastructure finance ratings for full-year 2009 is expected to be about flat with full-year 2008.

For MA, the Company expects full-year 2009 revenue growth in the mid single-digit percent range. Moody’s expects strong revenue growth in the software and consulting businesses to offset a revenue decline in the subscription business in the low single-digit percent range. Within the U.S., the Company projects MA revenue to be about flat with full-year 2008. Outside the U.S. the Company expects MA revenue to increase in the low double-digit percent range.

Recently Issued Accounting Pronouncements

Adopted:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis with changes in fair value recognized in earnings each reporting period. Items eligible for fair-value election include recognized financial assets and liabilities such as equity-method investments and investments in equity securities that do not have readily determinable fair values, written loan commitments, and certain warranties and insurance contracts where a warrantor or insurer is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, the election must be applied to individual instruments with certain restrictions, is irrevocable and must be applied to an entire instrument. Any upfront costs and fees related to the item elected for fair value must be recognized in earnings and cannot be deferred. At the implementation date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the implementation of SFAS No. 159, changes in fair value will be recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and was implemented by the Company as of January 1, 2008. The implementation did not have an effect on the Company’s consolidated financial condition, results of operations, and cash flows.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance and the implementation did not have a material effect on the Company’s consolidated financial condition, results of operations, and cash flows.

Not Yet Adopted:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 is expected to increase the consistency of fair value measurements and applies only to those

MOODY’S 2008 ANNUAL REPORT FINANCIALS	49

measurements that are already required or permitted to be measured at fair value by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2), which partially defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has implemented the deferral provisions of FSP FAS 157-2 and as a result has partially implemented the provisions of SFAS No. 157 as of January 1, 2008. The partial implementation of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position and results of operations in 2008. The Company will apply, as of January 1, 2009, the provisions of SFAS No. 157 to its non financial assets and liabilities initially measured at fair value in a business combination and not subsequently remeasured at fair value, non financial assets and liabilities measured at fair value for a goodwill impairment assessment, non-financial long-lived assets measured at fair value for an asset impairment assessment, and asset retirement obligations initially measured at fair value. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners and requires that a non-controlling interest in a subsidiary be reported as equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is required to be implemented by the Company as of January 1, 2009. The adoption of this standard will have an immaterial impact on the presentation of minority interest in the consolidated balance sheet and statement of operations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. SFAS 141R also expands disclosure requirements to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and is required to be implemented by the Company as of January 1, 2009. While SFAS No. 141R applies only to business combinations consummated on or after its effective date, its amendments to SFAS No. 109 with respect to deferred tax valuation allowances and liabilities for income tax uncertainties are required to be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties that existed and recognized in prior business combinations or that arise as a result of the prior business combinations. The implementation of SFAS No.141R is not expected to impact the Company’s consolidated financial statements for prior periods.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in tabular format about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company plans to implement the provisions of SFAS No. 161 as of January 1, 2009 and does not expect the implementation to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the implementation of SFAS No. 162 to have a material effect on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008 and was adopted by the Company as of January 1, 2009. The implementation of EITF 08-6 did not have a material effect on the Company’s consolidated financial statements.

50	MOODY’S 2008 ANNUAL REPORT FINANCIALS

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosures set forth in SFAS No. 132R by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, FSP FAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. FSP FAS 132R-1 intends to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan and the new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact, if any, of the implementation of FSP FAS 132R-1 on its consolidated financial statements.

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

As a result of recent events in the U.S. subprime residential mortgage sector and the credit markets more broadly, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. Moody’s is also cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York. The Company will oppose remand and expects to move to dismiss the amended consolidated complaint upon resolution of the remand motion. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the U.S. District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated

MOODY’S 2008 ANNUAL REPORT FINANCIALS	51

into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims, sustaining others and granting plaintiffs leave to amend their complaint by March 18, 2009.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of December 31, 2008, the Company continues to carry a liability of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. Moody’s and New D&B may also commence an arbitration proceeding to collect amounts owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of this matter with any certainty.

52	MOODY’S 2008 ANNUAL REPORT FINANCIALS

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

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of December 31, 2008, Moody’s liability with respect to this matter totaled $48.7 million.

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

At December 31, 2008, Moody’s has recorded liabilities for Legacy Tax Matters totaling $51.5 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Outlook” and “Contingencies” under Item 7. “MD&A”, commencing on page 27 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-

MOODY’S 2008 ANNUAL REPORT FINANCIALS	53

looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as a nationally recognized statistical rating organization and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K, elsewhere in this Form 10-K and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

54	MOODY’S 2008 ANNUAL REPORT FINANCIALS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on page 41 of this annual report on Form 10-K.

ITEM	8. FINANCIAL STATEMENTS

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	55

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Moody’s Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/S/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

Chairman and Chief Executive Officer

/S/ LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 27, 2009

56	MOODY’S 2008 ANNUAL REPORT FINANCIALS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moody’s Corporation:

We have audited the accompanying consolidated balance sheet of Moody’s Corporation (the Company) as of December 31, 2008, and the related consolidated statements of operations, cash flows and shareholders’ deficit, for the year then ended. We also have audited Moody’s Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moody’s Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our integrated audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody’s Corporation as of December 31, 2008, and the related consolidated statements of operations, cash flows and shareholders’ deficit for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Moody’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/S/ KPMG LLP

KPMG LLP

New York, New York

February 27, 2009

MOODY’S 2008 ANNUAL REPORT FINANCIALS	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moody’s Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2007 present fairly, in all material respects, the financial position of Moody’s Corporation and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes as of January 1, 2007 and the manner in which it accounts for defined benefit pension and other post-retirement plans as of December 31, 2006.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York

February 28, 2008, except for the effects of

the change in the composition of reportable

segments as discussed in Note 18 as to which

the date is February 27, 2009

58	MOODY’S 2008 ANNUAL REPORT FINANCIALS

MOODY’S CORPORATION

Consolidated Statements of Operations

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Revenue	$1,755.4	$2,259.0	$2,037.1

Expenses
Operating	493.3	584.0	539.4
Selling, general and administrative	441.3	451.1	359.3
Restructuring	(2.5)	50.0	—
Depreciation and amortization	75.1	42.9	39.5
Gain on sale of building	—	—	(160.6)

Total expenses	1,007.2	1,128.0	777.6

Operating income	748.2	1,131.0	1,259.5

Interest income (expense), net	(52.2)	(24.3)	3.0
Other non-operating income (expense), net	29.8	10.0	(2.0)

Non-operating income (expense), net	(22.4)	(14.3)	1.0

Income before provision for income taxes	725.8	1,116.7	1,260.5
Provision for income taxes	268.2	415.2	506.6

Net income	$457.6	$701.5	$753.9

Earnings per share
Basic	$1.89	$2.63	$2.65

Diluted	$1.87	$2.58	$2.58

Weighted average shares outstanding
Basic	242.4	266.4	284.2

Diluted	245.3	272.2	291.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	59

MOODY’S CORPORATION

Consolidated Balance Sheets

(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$245.9	$426.3
Short-term investments	7.1	14.7
Accounts receivable, net of allowances of $23.9 in 2008 and $16.2 in 2007	421.8	443.6
Deferred tax assets, net	26.5	13.1
Other current assets	107.8	91.4

Total current assets	809.1	989.1
Property and equipment, net	247.7	214.6
Goodwill	338.0	179.9
Intangible assets, net	114.0	56.9
Deferred tax assets, net	220.1	166.3
Other assets	44.5	107.8

Total assets	$1,773.4	$1,714.6

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$240.4	$371.3
Commercial paper	104.7	551.9
Revolving credit facility	613.0	—
Deferred revenue	435.0	426.0

Total current liabilities	1,393.1	1,349.2
Non-current portion of deferred revenue	114.8	121.1
Long-term debt	750.0	600.0
Deferred tax liabilities, net	19.0	—
Unrecognized tax benefits	185.1	156.1
Other liabilities	305.8	271.8

Total liabilities	2,767.8	2,498.2

Commitments and contingencies (Notes 16 and 17)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2008 and 2007	3.4	3.4
Capital surplus	392.7	387.9
Retained earnings	3,023.2	2,661.1
Treasury stock, at cost; 107,757,537 and 91,495,426 shares of common stock at December 31, 2008 and 2007, respectively	(4,361.6)	(3,851.6)
Accumulated other comprehensive (loss) income	(52.1)	15.6

Total shareholders’ deficit	(994.4)	(783.6)

Total liabilities and shareholders’ deficit	$1,773.4	$1,714.6

The accompanying notes are an integral part of the consolidated financial statements.

60	MOODY’S 2008 ANNUAL REPORT FINANCIALS

MOODY’S CORPORATION

Consolidated Statements of Cash Flows

(AMOUNTS IN MILLIONS)

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$457.6	$701.5	$753.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	75.1	42.9	39.5
Stock-based compensation expense	63.2	90.2	77.1
Non-cash portion of restructuring charge	—	7.0	—
Deferred income taxes	(17.3)	(76.4)	(27.2)
Excess tax benefits from exercise of stock options	(7.5)	(52.2)	(103.2)
Legacy Tax Matters	(7.8)	(52.3)	—
Gain on sale of building	—	—	(160.6)
Other	—	—	1.2
Changes in assets and liabilities:
Accounts receivable	26.2	36.7	(42.4)
Other current assets	(23.1)	(58.3)	8.9
Other assets and prepaid pension costs	26.0	15.5	(40.0)
Accounts payable and accrued liabilities	(118.4)	53.9	141.4
Restructuring liability	(29.8)	33.1	—
Deferred revenue	9.0	79.2	80.2
Unrecognized tax benefits and other non-current tax liabilities	30.8	91.9	8.9
Deferred rent	6.6	53.1	6.2
Other liabilities	44.1	18.2	8.6

Net cash provided by operating activities	534.7	984.0	752.5

Cash flows from investing activities
Capital additions	(84.4)	(181.8)	(31.1)
Purchases of Short-term investments	(10.3)	(191.4)	(414.0)
Sales and maturities of Short-term investments	15.9	252.9	436.5
Net proceeds from sale of building	—	—	163.9
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(241.4)	(4.4)	(39.2)
Insurance recovery	0.9	—	—

Net cash (used in) provided by investing activities	(319.3)	(124.7)	116.1

Cash flows from financing activities
Borrowings under revolving credit facilities	4,266.2	1,000.0	—
Repayments of borrowings under revolving credit facilities	(3,653.2)	(1,000.0)	—
Issuance of commercial paper	11,522.7	6,684.1	—
Repayment of commercial paper	(11,969.4)	(6,136.7)	—
Issuance of long term debt	150.0	300.0	—
Net proceeds from stock plans	23.5	65.9	105.3
Excess tax benefits from exercise of stock options	7.5	52.2	103.2
Cost of treasury shares repurchased	(592.9)	(1,738.4)	(1,093.6)
Payment of dividends	(96.8)	(85.2)	(79.5)
Payments under capital lease obligations	(1.7)	(2.0)	(0.6)
Debt issuance costs and related fees	(0.7)	(1.4)	—

Net cash used in financing activities	(344.8)	(861.5)	(965.2)
Effect of exchange rate changes on cash and cash equivalents	(51.0)	20.4	18.7

Increase (decrease) in cash and cash equivalents	(180.4)	18.2	(77.9)
Cash and cash equivalents, beginning of the period	426.3	408.1	486.0

Cash and cash equivalents, end of the period	$245.9	$426.3	$408.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	61

MOODY’S CORPORATION

Consolidated Statements of Shareholders’ Equity (Deficit)

(AMOUNTS IN MILLIONS)

	COMMON STOCK				TREASURY STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	COMPREHENSIVE INCOME
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2005	342.9	$3.4	$240.9	$1,419.2	(52.6)	$(1,353.2)	$(0.9)	$309.4
Net income				753.9				753.9	$753.9
Dividends				(81.7)				(81.7)
Proceeds from stock plans, including excess tax benefits			209.0					209.0
Stock-based compensation			77.3					77.3
Net treasury stock activity			(181.5)		(11.7)	(911.5)		(1,093.0)
Currency translation adjustment							11.4	11.4	11.4
Additional minimum pension liability (net of tax of $0.7 million)							1.0	1.0	1.0
Amounts eliminated related to additional minimum pension liability upon the implementation of SFAS No. 158 (net of tax of $1.8 million)							2.5	2.5
Actuarial losses and prior service costs recognized upon the implementation of SFAS No. 158 (net of tax of $16.3 million)							(22.5)	(22.5)
Unrecognized losses on cash flow hedges							0.1	0.1	0.1

Comprehensive income									$766.4

Balance at December 31, 2006	342.9	$3.4	$345.7	$2,091.4	(64.3)	$(2,264.7)	$(8.4)	$167.4
Net income				701.5				701.5	701.5
Dividends				(88.4)				(88.4)
Amounts recognized upon implementation of FIN 48				(43.4)				(43.4)
Proceeds from stock plans, including excess tax benefits			92.0					92.0
Stock-based compensation			94.6					94.6
Net treasury stock activity			(144.4)		(27.2)	(1,586.9)		(1,731.3)
Currency translation adjustment (net of tax of $5.5 million)							12.9	12.9	12.9
Net actuarial gains and prior service costs (net of tax of $5.9 million)							7.8	7.8	7.8
Amortization and recognition of prior service cost and actuarial losses (net of tax of $2.5 million)							3.4	3.4	3.4
Unrealized loss on cash flow hedges							(0.1)	(0.1)	(0.1)

Comprehensive income									$725.5

(continued on next page)

62	MOODY’S 2008 ANNUAL REPORT FINANCIALS

	COMMON STOCK				TREASURY STOCK		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	COMPREHENSIVE INCOME
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2007	342.9	$3.4	$387.9	$2,661.1	(91.5)	$(3,851.6)	$15.6	$(783.6)
Net income				457.6				457.6	$457.6
Dividends				(95.5)				(95.5)
Proceeds from stock plans, including excess tax benefits			8.1					8.1
Stock-based compensation			63.2					63.2
Net treasury stock activity			(66.5)		(16.3)	(510.0)		(576.5)
Currency translation adjustment (net of tax of $12.1 million)							(37.8)	(37.8)	(37.8)
Net actuarial losses and prior service costs (net of tax of $18.0 million)							(26.7)	(26.7)	(26.7)
Amortization and recognition of prior service cost and actuarial losses (net of tax of $0.8 million)							0.9	0.9	0.9
Net unrealized loss on cash flow hedges (net of tax of $2.1 million)							(4.1)	(4.1)	(4.1)

Comprehensive income									$389.9

Balance at December 31, 2008	342.9	$3.4	$392.7	$3,023.2	(107.8)	$(4,361.6)	$(52.1)	$(994.4)

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	63

Consolidated Statements of Shareholders’ Equity (Deficit) (continued)

(AMOUNTS IN MILLIONS)

MOODY’S CORPORATION

Notes to Consolidated Financial Statements

(TABULAR DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software, and credit portfolio management solutions and (iii) beginning in January 2008, securities pricing software and valuation models. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007. As a result of the Reorganization, the rating agency remains in the MIS operating company and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities, including MKMV and sales of MIS research, are now combined under a new operating company known as Moody’s Analytics. Moody’s now reports in two new reportable segments: MIS and MA. The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing software and valuation models, and specialized consulting services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

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

The Company applies the guidelines set forth in Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” in assessing its interests in variable interest entities to decide whether to consolidate that entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under FIN 46R.

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market mutual funds and high-grade commercial paper with maturities of three months or less when purchased. Interest income on cash and cash equivalents and short-term investments was $12.2 million, $19.3 million and $18.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

64	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Computer Software

Costs for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. These costs primarily relate to the development of credit processing software and quantitative credit risk assessment products sold by the MA segment, to be licensed to customers and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. The Company amortizes these assets based on the greater of either (i) a ratio of current product revenue to estimated total product revenue or (ii) the straight-line basis over the useful life. Amortization expense for all such software for the year ended December 31, 2008, 2007 and 2006 was $0.2 million, $1.7 million and $6.0 million, respectively. In accordance with SFAS No. 86, the Company assesses the recoverability of these assets at each period end date.

The Company capitalizes costs related to software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These assets, included in property and equipment in the consolidated balance sheets, relate to the Company’s accounting, product delivery and other systems. Such costs generally consist of direct costs of third-party license fees, professional services provided by third parties and employee compensation, in each case incurred either during the application development stage or in connection with upgrades and enhancements that increase functionality. Such costs are depreciated over their estimated useful lives, generally three to seven years. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Finite-lived intangible assets and other long-lived assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment, at the reporting unit level, annually on November 30th or more frequently if events or circumstances indicate the assets may be impaired, in accordance with the provisions of SFAS No. 142. If the estimated fair value is less than its carrying amount, a loss is recognized.

Rent Expense

The Company records rent expense on straight-line basis over the life of the lease. In cases where there is a free rent period or future fixed rent escalations the Company will record a deferred rent liability. Additionally, the receipt of any lease incentives will be recorded as a deferred rent liability which will be amortized over the lease term as a reduction of rent expense.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R. Under this pronouncement, companies are required to record compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company has also established a pool of additional paid-in capital related to the tax effects of employee share-based compensation (“APIC Pool”), which is available to absorb tax deficiencies recognized in accordance with FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” which provides for an alternative transition method for establishing the beginning balance of the APIC Pool.

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign currencies and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No.133, as amended and interpreted, which requires that all derivative financial instruments be recorded on the balance sheet at their respective fair values. The changes in the value of derivatives that qualify as fair value hedges are recorded currently into earnings. Changes in the derivative’s fair value that qualify as cash flow hedges are recorded as other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to earnings in the same period or periods during which the hedged transaction affects income.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”. As such, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and

MOODY’S 2008 ANNUAL REPORT FINANCIALS	65

accepted by the customer, fees are determinable and the collection of resulting receivables is considered probable. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs.

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized over the period in which the monitoring is performed. In most areas of the ratings business, MIS charges issuers annual monitoring fees and amortizes such fees ratably over the related one-year period. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods, ranging from three to 51 years, which are based on the expected lives of the rated securities as of December 31, 2008.

In areas where MIS does not separately charge monitoring fees, it defers portions of the rating fees that it estimates will be attributed to future monitoring activities and recognizes such fees ratably over the applicable estimated monitoring period. The portion of the revenue to be deferred is based upon a number of factors, including the estimated fair market value of the monitoring services charged for similar securities or issuers. The estimated monitoring period is determined based on factors such as the lives of the rated securities. Currently, the estimated monitoring periods range from one to ten years.

In the MA segment, revenue from sales of research products and from credit risk management subscription products is recognized ratably over the related subscription period, which is principally one year, beginning upon delivery of the initial product. Revenue from licenses of credit processing software is recognized in accordance with SOP 97-2, at the time the product master or first copy is delivered or transferred to customers. Related software maintenance revenue is recognized ratably over the annual maintenance period. Revenue from professional services rendered within the consulting line of business is generally recognized as the services are performed.

Certain revenue arrangements within the MA segment include multiple elements such as software licenses, maintenance, subscription fees and professional services. In these types of arrangements, the fee is allocated to the various products or services based on objective measurements of fair value; that is, generally the price charged when sold separately – or vendor-specific objective evidence. Revenue is recognized for each element based upon the conditions for revenue recognition noted above unless objective evidence of fair value is not available for an undelivered element. If the fair value is not available for an undelivered element, the revenue for all elements is deferred. The deferred revenue will be recognized when MA has delivered the elements that do not have fair value or the fair value becomes readily determinable.

Amounts billed or received in advance of providing the related products or services are reflected in revenue when earned and are classified in accounts payable and accrued liabilities in the consolidated financial statements, as are customer overpayments and other credits. In addition, the consolidated balance sheets reflect as current deferred revenue amounts that are expected to be recognized within one year of the balance sheet date, and as non-current deferred revenue amounts that are expected to be recognized over periods greater than one year. The majority of the balance in non-current deferred revenue relates to fees for future monitoring of CMBS.

In 2008, 2007 and 2006, no single customer accounted for 10% or more of total revenue.

Accounts Receivable Allowances

Moody’s records provisions for estimated future adjustments to customer billings as a reduction of revenue, based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Billing adjustments and uncollectible account write-offs are recorded against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances.

Operating Expenses

Operating expenses are charged to income as incurred. These expenses include costs associated with the development and production of the Company’s products and services and their delivery to customers. These expenses principally include employee compensation and benefits and travel costs that are incurred in connection with these activities.

66	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Restructuring

The Company’s restructuring accounting follows the provisions of: SFAS No. 112 for severance relating to employee terminations, SFAS No. 88 for pension settlements and curtailments, and SFAS No. 146 for contract termination costs and other exit activities.

Selling, General and Administrative Expenses

SG&A expenses are charged to income as incurred. These expenses include such items as compensation and benefits for corporate officers and staff and compensation and other expenses related to sales of products. They also include items such as office rent, business insurance, professional fees and gains and losses from sales and disposals of assets.

Foreign Currency Translation

For all operations outside the U.S. where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these foreign operations, currency translation adjustments are accumulated in a separate component of shareholders’ equity.

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial losses and net prior service costs related to pension and other post-retirement plans recorded in accordance with SFAS No. 158, changes in minimum pension liability and derivative instruments. Accumulated other comprehensive (loss) income is primarily comprised of currency translation adjustments of $(10.1) million and $27.7 million at December 31, 2008 and 2007, respectively, and net actuarial losses and net prior service costs related to the Company’s Post-Retirement Plans-net of tax, of $(37.2) million and $(11.3) million at December 31, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. On January 1, 2007, the Company implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

The Company classifies interest related to unrecognized tax benefits in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. Prior to the implementation of FIN 48, interest expense and, if necessary, penalties associated with tax contingencies were recorded as part of the provision for income taxes.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. Additionally, the Company invests in short-term investments that are carried at cost, which approximates fair value due to their short-term maturities. The fair value of the Company’s CP Notes, 2007 Facility and 2008 Term Loan approximates cost due to the floating interest rate paid on these outstanding loans. The fair value of the Company’s Series 2005-1 Notes and Series 2007-1 Notes, both of which have a fixed rate of interest, is estimated using discounted cash flow analyses based on the prevailing interest rates available to the Company for borrowings with similar maturities. The carrying amount of these notes was $600.0 million and $600.0 million at December 31, 2008 and 2007, respectively. Their estimated fair value was $732.1 million and $650.8 million at December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade receivables.

Cash equivalents consist of investments in high quality investment-grade securities within and outside the U.S. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high- grade commercial paper. Short-term investments primarily consist of certificates of deposit and high-grade corporate bonds in

MOODY’S 2008 ANNUAL REPORT FINANCIALS	67

Korea as of December 31, 2008 and 2007. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer. No customer accounted for 10% or more of accounts receivable at December 31, 2008 or 2007.

Earnings per Share of Common Stock

In accordance with SFAS No. 128, “Earnings per Share”, basic EPS is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the reporting period.

Pension and Other Post-Retirement Benefits

Moody’s maintains various noncontributory DBPPs as well as other contributory and noncontributory retirement and post-retirement plans. The expenses, assets, liabilities and obligations that Moody’s reports for pension and other post-retirement benefits are dependent on many assumptions concerning the outcome of future events and circumstances. Moody’s major assumptions vary by plan and the Company determines these assumptions based on the Company’s long-term actual experience and future outlook as well as consultation with outside actuaries and other advisors where deemed appropriate. If actual results differ from the Company’s assumptions, such differences are deferred and amortized over the estimated future working life of the plan participants.

The Company accounts for its pension and other post-retirement benefit plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires an employer to recognize as an asset or liability in its statement of financial position the funded status of its defined benefit post-retirement plans and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation of investments in affiliates, long-lived and intangible assets and goodwill, pension and other post-retirement benefits, stock-based compensation, and depreciation and amortization rates for property and equipment and computer software.

The financial market volatility and poor economic conditions beginning in the third quarter of 2007 and continuing into early 2009, both in the U.S. and in many other countries where the Company operates, have impacted and will continue to impact Moody’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above, in particular those around accounts receivable allowances, valuations of investments in affiliates, goodwill and other acquired intangible assets, and pension and other post-retirement benefits.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Recently Issued Accounting Pronouncements

Adopted:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other items at fair value on an instrument by instrument basis with changes in fair value recognized in earnings each reporting period. Items eligible for fair-value election include recognized financial assets and liabilities such as equity-method investments and investments in equity securities that do not have readily determinable fair values, written loan commitments, and certain warranties and insurance contracts where a warrantor or insurer is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, the election must be applied to individual instruments with certain restrictions, is irrevocable and must be applied to an entire instrument. Any upfront costs and fees related to the item elected for fair value must be recognized in earnings and cannot be deferred. At the implementation date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the implementation of SFAS No. 159, changes in fair value will be recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and was implemented by the Company as of January 1, 2008. The implementation did not have an effect on the Company’s consolidated financial condition, results of operations, and cash flows.

68	MOODY’S 2008 ANNUAL REPORT FINANCIALS

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance and the implementation did not have a material effect on the Company’s consolidated financial condition, results of operations, and cash flows.

Not Yet Adopted:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 is expected to increase the consistency of fair value measurements and applies only to those measurements that are already required or permitted to be measured at fair value by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2), which partially defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has implemented the deferral provisions of FSP FAS 157-2 and as a result has partially implemented the provisions of SFAS No. 157 as of January 1, 2008. The partial implementation of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position and results of operations in 2008. The Company will apply, as of January 1, 2009, the provisions of SFAS No. 157 to its non financial assets and liabilities initially measured at fair value in a business combination and not subsequently remeasured at fair value, non financial assets and liabilities measured at fair value for a goodwill impairment assessment, non-financial long-lived assets measured at fair value for an asset impairment assessment, and asset retirement obligations initially measured at fair value. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners and requires that a non-controlling interest in a subsidiary be reported as equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is required to be implemented by the Company as of January 1, 2009. The adoption of this standard will have an immaterial impact on the presentation of minority interest in the consolidated balance sheet and statement of operations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. SFAS 141R also expands disclosure requirements to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and is required to be implemented by the Company as of January 1, 2009. While SFAS No. 141R applies only to business combinations consummated on or after its effective date, its amendments to SFAS No. 109 with respect to deferred tax valuation allowances and liabilities for income tax uncertainties are required to be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties that existed and recognized in prior business combinations or that arise as a result of the prior business combinations. The implementation of SFAS No.141R is not expected to impact the Company’s consolidated financial statements for prior periods.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in tabular format about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company plans to implement the provisions of SFAS No. 161 as of January 1, 2009 and does not expect the implementation to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements

MOODY’S 2008 ANNUAL REPORT FINANCIALS	69

of nongovernmental entities that are presented in conformity with. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the implementation of SFAS No. 162 to have a material effect on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving those investments. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008 and was adopted by the Company as of January 1, 2009. The implementation of EITF 08-6 did not have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosures set forth in SFAS No. 132R by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets, and significant concentrations of risk. Additionally, FSP FAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. FSP FAS 132R-1 intends to enhance the transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan and the new disclosures are required to be included in financial statements for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact, if any, of the implementation of FSP FAS 132R-1 on its consolidated financial statements.

NOTE 3	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Basic	242.4	266.4	284.2
Dilutive effect of shares issuable under stock-based compensation plans	2.9	5.8	7.7

Diluted	245.3	272.2	291.9

Antidilutive options to purchase common shares and restricted stock excluded from the table above	11.3	5.6	2.9

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2008, 2007 and 2006. These assumed proceeds include those from excess tax benefits that would be realized upon exercise of the option or vesting of the restricted stock and any unrecognized compensation as calculated under SFAS No. 123R.

NOTE 4	SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for use in the Company’s operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one to ten months for both December 31, 2008 and 2007. Interest and dividends are recorded into income when earned.

NOTE 5	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In December 2007, the Company commenced a hedging program to protect against FX rate risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts were utilized to hedge exposures related to changes in FX rates. As of December 31, 2008 all option contracts have maturities between one and 14 months and were set to expire at various times through February 26, 2010.

70	MOODY’S 2008 ANNUAL REPORT FINANCIALS

The following table summarizes the notional amounts of the Company’s outstanding options and the fair value of the asset recorded in other current assets in the Company’s consolidated balance sheets:

December 31,
	2008	2007
Notional amount of Currency Pair:
GBP/USD	£7.4 million	£7.9 million
EUR/USD	€12.9 million	€16.7 million
EUR/GBP	€24.3 million	€61.5 million

Fair value of derivative asset	$4.9 million	$2.3 million

The amount of unrecognized FX hedge gains recorded in AOCI at December 31, 2008 and 2007, was approximately $2 million, net of tax, and nil, respectively. The hedges’ ineffectiveness for the years then ended recorded within revenue in the consolidated statements of operations was immaterial. Additionally, the existing realized gains as of December 31, 2008 expected to be classified to earnings in the next twelve months are $2.3 million. Gains and losses reported in AOCI are reclassified into earnings as the underlying transaction is recognized.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 14. These are designated as cash flow hedges. The amount of unrecognized hedge losses, net of tax, reported in AOCI was $6.4 million for the year ended December 31, 2008. Changes in the fair value of the related derivative instrument are included in AOCI. As of December 31, 2008, the fair value of the interest rate swaps was $10.7 million and is recorded in other liabilities in the Company’s consolidated balance sheet.

NOTE 6	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2008	2007
Office and computer equipment	$89.3	$92.4
Office furniture and fixtures	34.4	35.6
Internal-use computer software	101.2	69.8
Leasehold improvements	153.2	137.7

Total property and equipment, at cost	378.1	335.5
Less: accumulated depreciation and amortization	(130.4)	(120.9)

Total property and equipment, net	$247.7	$214.6

Depreciation and amortization expense related to the above assets was $46.7 million, $31.5 million and $23.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 7	ACQUISITIONS

During 2008, the Company completed the acquisitions of Financial Projections, BQuotes, Fermat and Enb. These acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. These acquisitions are discussed below in more detail.

Enb Consulting

In December 2008, a subsidiary of the Company acquired Enb Consulting, a provider of credit and capital markets training services. The purchase price was not material and the near term impact to operations and cash flow is not expected to be material. Enb is part of the MA segment.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	71

Fermat International

On October 9, 2008, a subsidiary of the Company acquired Fermat International, a provider of risk and performance management software to the global banking sector, which is now part of the MA segment. The combination of MA’s credit portfolio management and economic capital tools with Fermat’s expertise in risk management software positions MA to deliver comprehensive analytical solutions for financial institutions worldwide. The results of Fermat are reflected in the MA operating segment since the acquisition date.

The aggregate purchase price of $211 million consisted of $204.5 million in cash payments to the sellers and $6.5 million in direct transaction costs, primarily professional fees. The purchase price was funded by using Moody’s cash on hand.

The acquisition has been accounted for as a purchase. Shown below is the preliminary purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed, at the date of acquisition:

Current assets		$54.0
Property and equipment, net		1.6
Intangible assets:
Software (9.0 year weighted average life)	$43.0
Client relationships (16.0 year weighted average life)	12.1
Other intangibles (1.8 year weighted average life)	2.7

Total intangible assets		57.8
In-process technology		4.5
Goodwill		123.1
Liabilities assumed		(30.0)

Net assets acquired		$211.0

In accordance with SFAS No. 142, the acquired goodwill, which has been assigned to the MA segment, will not be amortized and will not be deductible for tax. In accordance with SFAS No. 141, the $4.5 million allocated to acquired in-process technology was written off immediately following the acquisition because the technological feasibility had not yet been established as of the acquisition date and was determined to have no future use. This write-off is included in depreciation and amortization expenses for the year ended December 31, 2008. Current assets include acquired cash of approximately $26 million.

BQuotes, Inc.

In January 2008, a subsidiary of the Company acquired BQuotes, Inc., a global provider of price discovery tools and end-of-day pricing services for a wide range of fixed income securities. The purchase price was not material and the near term impact to operations and cash flow is not expected to be material. BQuotes is part of the MA segment.

Financial Projections Limited

In January 2008, a subsidiary of the Company acquired Financial Projections Ltd., a leading provider of in-house credit training services, with long-standing relationships among European banks. The purchase price was not material and the near term impact to operations and cash flow is not expected to be material. Financial Projections is part of the MA segment.

72	MOODY’S 2008 ANNUAL REPORT FINANCIALS

NOTE 8	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the years ended December 31:

	2008			2007
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$11.4	$168.5	$179.9	$9.4	$166.7	$176.1
Additions	1.4	158.7	160.1	1.9	1.8	3.7
Foreign currency translation adjustments	(2.2)	0.2	(2.0)	0.1	—	0.1

Ending balance	$10.6	$327.4	$338.0	$11.4	$168.5	$179.9

Acquired Intangible assets at December 31 consisted of:

	2008	2007
Customer lists	$80.5	$62.7
Accumulated amortization	(37.7)	(31.8)

Net customer lists	42.8	30.9

Trade secret	25.5	25.5
Accumulated amortization	(6.6)	(4.4)

Net trade secret	18.9	21.1

Software	55.2	2.2
Accumulated amortization	(11.0)	(0.4)

Net software	44.2	1.8

Other	28.2	13.9
Accumulated amortization	(20.1)	(10.8)

Net other	8.1	3.1

Total	$114.0	$56.9

The weighted average life of customer lists, software and other intangible assets acquired during the year ended December 31, 2008 was 15.9 years, 8.8 years and 9.8 years, respectively. Other intangible assets primarily consist of databases, trade-names and covenants not to compete. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $28.2 million, $9.7 million and $9.9 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2009	$16.9
2010	15.7
2011	14.5
2012	14.3
2013	14.3
Thereafter	38.3

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

MOODY’S 2008 ANNUAL REPORT FINANCIALS	73

For the year ended December 31, 2008, there were no impairments to goodwill, and an impairment of $11.1 million was recognized for certain software and database intangible assets within the MA segment, which is reflected in amortization expense. These intangible assets were determined to be impaired, in accordance with SFAS No. 144, as a result of comparing the carrying amount to the undiscounted cash flows of the related asset group expected to result from the use and eventual disposition of the assets. The Company measured the amount of the impairment loss by comparing the carrying amount of the related assets to their fair value. The fair value was determined by utilizing the expected present value technique which uses multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate. For the years ended December 31, 2007 and 2006, there were no impairments to goodwill or other intangible assets.

NOTE 9	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of:

	December 31,
	2008	2007
Salaries and benefits	$49.7	$51.2
Incentive compensation	47.1	90.4
Customer credits, advanced payments and advanced billings	23.4	18.2
Dividends	24.5	26.0
Professional service fees	23.9	18.1
Interest	10.2	9.5
Accounts payable	8.6	8.1
Income taxes (see Note 13)	3.5	69.4
Restructuring (see Note 10)	3.3	33.1
Other	46.2	47.3

Total	$240.4	$371.3

NOTE 10	RESTRUCTURING

During the fourth quarter of 2007, the Company committed to a Restructuring Plan to reduce global head count by approximately 275 positions, or approximately 7.5% of the workforce, in response to both the Company’s Reorganization and to a decline in current and anticipated issuance of rated debt securities in some market sectors. Included in the Restructuring Plan is a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA, and (iii) an anticipated decline in new securities issuance in some market sectors. The Restructuring Plan also calls for the termination of technology contracts as well as the outsourcing of certain technology functions which began in the first half of 2008. The Restructuring Plan is complete as of December 31, 2008.

Restructuring amounts for the year ended December 31, 2008 and 2007 were $(2.5) million and $50.0 million, respectively. The 2008 amount primarily reflects adjustments of previous estimates for severance and contract termination costs associated with the Restructuring Plan. As of December 31, 2008, there was $11.4 million of accrued restructuring remaining of which $3.3 million will be paid in 2009. Payments related to the $8.1 million unfunded pension liability will commence when the affected employees reach retirement age beginning in 2009. The 2009 payments are expected to be approximately $2 million, and will continue in accordance with the provisions of the Post-Retirement Plan.

74	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Changes to the restructuring liability during the years ended December 31, 2008 and 2007 were as follows:

	EMPLOYEE TERMINATION COSTS
	Severance	Pension Settlements	Stock Compensation	Total	Contract Termination Costs	Total Restructuring Liability
Balance at January 1, 2007	$—	$—	$—	$—	$—	$—
Costs incurred	30.8	10.8	4.3	45.9	4.1	50.0
Cash payments	(1.8)	—	—	(1.8)	—	(1.8)
Non-cash charges	—	(2.7)	(4.3)	(7.0)	—	(7.0)

Balance at December 31, 2007	29.0	8.1	—	37.1	4.1	41.2
Costs incurred and adjustments	(2.5)	—	—	(2.5)	0.3	(2.2)
Cash payments	(25.0)	—	—	(25.0)	(2.6)	(27.6)

Balance at December 31, 2008	$1.5	$8.1	$—	$9.6	$1.8	$11.4

Severance and contract termination costs of $3.3 million and $33.1 million are recorded in accounts payable and accrued liabilities as of December 31, 2008 and 2007, respectively. Additionally, pension settlements of $8.1 million are recorded within other liabilities. The non-cash charges in 2007 reflect a $2.7 million pension curtailment which reduced AOCI and a $4.3 million increase to capital surplus relating to a stock option modification charge.

NOTE 11	PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans. The plans provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans are collectively referred to herein as the “Post-Retirement Plans”. Effective at the Distribution Date, Moody’s assumed responsibility for the pension and other post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

Through 2007, substantially all U.S. employees were eligible to participate in the Company’s DBPPs. Effective January 1, 2008, the Company no longer offers DBPPs to employees hired or rehired on or after January 1, 2008 and new hires instead will receive a retirement contribution in similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan benefit formulas.

As of December 31, 2006, the Company implemented the provisions of SFAS No. 158 and the incremental effect of implementation was a decrease in other assets of $15.9 million, an increase in other liabilities of $18.6 million and a pre-tax increase in AOCI of $34.5 million ($20.0 million, net of tax). The amounts recognized in AOCI are subsequently recognized as components of net periodic benefit expense over future years pursuant to the recognition and amortization provisions of SFAS No. 87 and SFAS No. 106.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	75

Following is a summary of changes in benefit obligations and fair value of plan assets for the Post-Retirement Plans for the years ended December 31:

	PENSION PLANS		OTHER POST- RETIREMENT PLANS
	2008	2007	2008	2007
Change in Benefit Obligation:
Benefit obligation, beginning of the period	$(149.3)	$(134.6)	$(9.7)	$(9.4)
Service cost	(12.4)	(12.6)	(0.8)	(0.9)
Interest cost	(9.7)	(8.1)	(0.6)	(0.6)
Plan participants’ contributions	—	—	(0.1)	(0.1)
Benefits paid	3.3	1.9	0.4	0.4
Plan amendments	—	(3.6)	—	0.4
Impact of curtailment	1.1	5.3	—	0.4
Impact of special termination benefits	(2.8)	(8.1)	—	—
Actuarial gain (loss)	(0.8)	(2.5)	(0.2)	(0.4)
Assumption changes	(1.2)	13.0	—	0.5

Benefit obligation, end of the period	(171.8)	(149.3)	(11.0)	(9.7)

Change in Plan Assets:
Fair value of plan assets, beginning of the period	123.9	116.6	—	—
Actual return on plan assets	(33.9)	8.5	—	—
Benefits paid	(3.3)	(1.9)	(0.4)	(0.4)
Employer contributions	1.9	0.7	0.3	0.3
Plan participants’ contributions	—	—	0.1	0.1

Fair value of plan assets, end of the period	88.6	123.9	—	—

Funded status of the plans:	(83.2)	(25.4)	(11.0)	(9.7)

Amounts Recorded on the Consolidated Balance Sheets:
Net post-retirement benefit asset	—	37.4	—	$—
Pension and post-retirement benefits liability-current	(1.3)	(2.2)	(0.4)	(0.5)
Pension and post-retirement benefits liability-non current	(81.9)	(60.6)	(10.6)	(9.2)

Net amount recognized	(83.2)	(25.4)	(11.0)	(9.7)

Accumulated benefit obligation, end of the period	$(141.5)	$(113.7)

The 2007 pension plan amendment above reflects the impact of the new benefit payment provision related to an unfunded plan which beginning January 1, 2008 requires lump sum payments to be paid to active participants when they retire. Previously the plan allowed lump sum or annuity payments.

The pension plan curtailment and the special termination benefits in both 2008 and 2007 relate to the terminations of certain participants of the Company’s Supplemental Executive Benefit Plan, which resulted in a curtailment under SFAS No. 88 as there was a significant reduction in the expected years of future service of participants covered by this plan. The special termination benefits relate to the Company waiving early retirement penalties otherwise required by this plan.

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Post-Retirement Plans as of December 31:

	PENSION PLANS		OTHER POST-RETIREMENT PLANS
	2008	2007	2008	2007
Net actuarial (losses)	$(59.3)	$(14.8)	$(0.4)	$(0.1)
Net prior service costs	(3.8)	(5.3)	(0.1)	(0.1)

Total recognized in AOCI- pretax	$(63.1)	$(20.1)	$(0.5)	$(0.2)

76	MOODY’S 2008 ANNUAL REPORT FINANCIALS

For the Company’s pension plans, the Company expects to recognize in 2009 as components of net periodic expense $0.8 million for the amortization of net actuarial losses and $0.4 million for the amortization of prior service costs. Expected amortizations for other post-retirement plans in 2009 are not material.

Net periodic benefit expenses recognized for the Post-Retirement Plans for years ended December 31:

	PENSION PLANS			OTHER POST- RETIREMENT PLANS
	2008	2007	2006	2008	2007	2006
Components of net periodic expense
Service cost	$ 12.4	$12.6	$11.2	$0.8	$0.9	$0.8
Interest cost	9.7	8.1	7.0	0.6	0.6	0.5
Expected return on plan assets	(9.9)	(9.0)	(8.5)	—	—	—
Amortization of net actuarial loss from earlier periods	0.2	2.5	3.3	—	—	—
Amortization of net prior service costs from earlier periods	0.4	0.4	0.4	—	0.2	0.2
Curtailment loss	1.0	2.7	—	—	—	—
Cost of special termination benefits	2.8	8.1	—	—	—	—

Net periodic expense	$16.6	$25.4	$13.4	$1.4	$1.7	$1.5

The following table summarizes the pre-tax amounts recognized in AOCI related to the Company’s Post-Retirement Plans for the years ended December 31:

	PENSION PLANS		OTHER POST-RETIREMENT PLANS
	2008	2007	2008	2007
Amortization of net actuarial losses	$0.2	$2.5	$—	$—
Amortization of prior service costs	0.4	0.4	—	0.2
Accelerated recognition of prior service costs due to curtailment	1.0	2.7	—	—
Net actuarial gain (loss) arising during the period	(44.7)	15.2	(0.2)	0.6
Net prior service cost arising during the period due to plan amendment	—	(3.5)	—	0.4

Total recognized in Other Comprehensive Income – pre-tax	$(43.1)	$17.3	$(0.2)	$1.2

The following information is for those pension plans with a benefit obligation in excess of plan assets:

	DECEMBER 31,
	2008	2007
Aggregate benefit obligation	$171.8	$62.7
Aggregate fair value of plan assets	$88.6	$—

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	DECEMBER 31,
	2008	2007
Aggregate accumulated benefit obligation	$56.8	$42.2
Aggregate fair value of plan assets	$—	$—

MOODY’S 2008 ANNUAL REPORT FINANCIALS	77

ADDITIONAL INFORMATION:

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	PENSION PLANS		OTHER POST- RETIREMENT PLANS
	2008	2007	2008	2007
Discount rate	6.00%	6.45%	6.25%	6.35%
Rate of compensation increase	4.00%	4.00%	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	PENSION PLANS			OTHER POST-RETIREMENT PLANS
	2008	2007	2006	2008	2007	2006
Discount rate	6.45%	5.90%	5.60%	6.35%	5.80%	5.45%
Expected return on plan assets	8.35%	8.35%	8.35%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

For 2008, the Company continued to use an expected rate of return on assets of 8.35% for Moody’s funded pension plan. Moody’s works with third-party consultants to determine assumptions for long-term rates of return for the asset classes that are included in the pension plan investment portfolio. These return assumptions reflect a long-term time horizon. They also reflect a combination of historical performance analysis and forward-looking views of the financial markets including consideration of inflation, current yields on long-term bonds and price-earnings ratios of the major stock market indices. Moody’s expected return on plan asset assumption is determined by using a building block approach, which weighs the expected rate of return for each major asset class based on their respective allocation target within the plan portfolio. As the Company’s investment policy is to primarily invest in index funds, the impact of active management is not considered in determining the expected rate of return assumption.

Assumed Healthcare Cost Trend Rates at December 31:

	2008		2007		2006
	Pre-age 65	Post -age 65	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65
Healthcare cost trend rate assumed for the following year	9.4%	10.4%	10.4%	11.4%	9.0%	11.0%
Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%		5.0%		5.0%
Year that the rate reaches the ultimate trend rate	2015		2015		2013

The assumed health cost trend rate was updated in 2007 to better reflect different expectations for the medical and prescribed medication components of health care costs for pre and post-65 retirees. As the Company subsidies for retiree healthcare coverage are capped at the 2005 level, for the majority of the post-retirement health plan participants, retiree contributions are assumed to increase at the same rate as the healthcare cost trend rates. As such, a one percentage-point increase or decrease in assumed healthcare cost trend rates would not have affected total service and interest cost and would have a minimal impact on the post-retirement benefit obligation.

78	MOODY’S 2008 ANNUAL REPORT FINANCIALS

Plan Assets

The assets of the funded pension plan were allocated among the following categories at December 31:

Asset Category	PERCENTAGE OF PLAN ASSETS
	2008	2007
Equity securities	60%	71%
Debt securities	26	19
Real estate	14	10

Total	100%	100%

Moody’s investment objective for the assets in the funded pension plan is to earn total returns that will minimize future contribution requirements over the long run within a prudent level of risk. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. The Company’s current pension plan asset allocation targets are for approximately seventy percent of assets to be invested in equity securities, diversified across U.S. and non-U.S. stocks of small, medium and large capitalization, twenty percent in investment-grade bonds and the remainder in real estate funds. The use of derivatives to leverage the portfolio or otherwise is not permitted. The Company’s monitoring of the plan includes ongoing reviews of investment performance, annual liability measurements, periodic asset/liability studies and investment portfolio reviews. The Company is currently reviewing its asset allocation targets with its advisors. Except for the Company’s funded pension plan, all of Moody’s Post-Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company made payments of $1.9 million and $0.7 million related to its unfunded pension plan obligations during the years ended December 31, 2008 and 2007, respectively and made no contributions to its funded pension plans during the aforementioned years. The Company made payments of $0.4 million and $0.3 million to its other post-retirement plans during the years ended December 31, 2008 and 2007, respectively. The Company presently anticipates making payments of $1.3 million to its unfunded pension plans and $0.4 million to its other post-retirement plans during the year ended December 31, 2009.

Estimated Future Benefits Payable

Estimated future benefits payments for the Post-Retirement Plans are as follows at December 31, 2008:

Year ending December 31,	Pension Plans	Other Post- Retirement Plans*
2009	$4.0	$0.4
2010	10.4	0.5
2011	11.2	0.6
2012	6.3	0.6
2013	7.5	0.7
2014 – 2018	72.5	5.3

*	The estimated future benefits payable for the Post-Retirement Plans are reflected net of the expected Medicare Part D subsidy for which the subsidy is insignificant on an annual basis for all the years presented.

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions with cash contributions equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the

MOODY’S 2008 ANNUAL REPORT FINANCIALS	79

Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with defined contribution plans were $8.0 million, $13.3 million and $15.5 million in 2008, 2007, and 2006, respectively.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.3 million in dividends for the Company’s common shares held by the Moody’s Stock Fund in 2008. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 922,000 shares of Moody’s common stock at December 31, 2008.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees in the form of defined contribution plans. Company contributions are primarily determined as a percentage of employees’ eligible compensation. Expenses related to these plans for the years ended December 31, 2008, 2007, and 2006 were $5.3 million, $4.8 million and $3.9 million, respectively.

In addition, the Company also maintains an unfunded DBPP for its German employees, which was closed to new entrants in 2002. Furthermore, as a result of the acquisition of its wholly owned French subsidiary Fermat (See Note 7, Acquisitions) in October 2008, the Company has assumed Fermat’s pension liability related to a state pension plan mandated by the French Government. Total defined benefit pension liabilities recorded related to these plans was $3.0 million, $2.9 million, and $3.2 million based on a weighted average discount rate of 5.76%, 5.60%, and 4.25% at December 31, 2008, 2007, and 2006, respectively. The pension liabilities recorded as of December 31, 2008 represents the unfunded status of these plans and were recognized in the statement of financial position as a non-current liability. Total pension expense recorded for the years ended December 31, 2008, 2007 and 2006 was approximately $0.3 million, $0.4 million and $0.3 million, respectively. These amounts are not included in the tables above. The incremental effect of implementing SFAS No. 158 for the German plan was immaterial. As of December 31, 2008, the Company has included in AOCI net actuarial gains of $1.3 million ($0.9 million, net of tax) that have yet to be recognized as a reduction to net periodic pension expense. The Company expects its 2009 amortization of the net actuarial gains to be immaterial.

NOTE 12	STOCK-BASED COMPENSATION PLANS

Presented below is a summary of the stock compensation cost and associated tax benefit in the accompanying Consolidated Statements of Operations:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Stock compensation cost	$63.2	$90.2	$77.1
Tax benefit	$23.5	$34.0	$29.7

The 2007 restructuring charge, as described in Note 10, includes $4.3 million relating to a stock award modification for three employees which is not included in the stock compensation cost for 2007 shown in the table above. The nature of the modification was to accelerate the vesting of certain awards for the affected employees as if they were retirement-eligible at the date of their termination.

The fair value of each employee stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on an assessment of historical weekly stock prices of the Company as well as implied volatility from Moody’s traded options. The risk-free interest rate is based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period was determined by examining historical and projected post-vesting exercise behavior activity.

80	MOODY’S 2008 ANNUAL REPORT FINANCIALS

The following weighted average assumptions were used for options granted during 2008, 2007 and 2006:

	2008	2007	2006
Expected dividend yield	1.06%	0.44%	0.44%
Expected stock volatility	25%	23%	23%
Risk-free interest rate	2.96%	4.78%	4.59%
Expected holding period	5.5 yrs	5.7 yrs	6.0 yrs
Grant date fair value	$9.73	$22.65	$19.97

Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. The 2001 Plan, which is shareholder approved, permits the granting of up to 28.6 million shares, of which not more than 8.0 million shares are available for grants of awards other than stock options. The 2001 Plan was amended and approved at the annual shareholders meeting on April 24, 2007, increasing the number of shares reserved for issuance by 3.0 million which are included in the aforementioned amounts. The Stock Plans provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The Stock Plans also provide for the granting of restricted stock.

The Company maintains the Directors’ Plan for its Board, which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors’ Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined by the Board at the date of the grant and is generally one year for options and three years for restricted stock. Under the Directors’ Plan, 0.8 million shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors’ Plan.

A summary of option activity as of December 31, 2008 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2007	18.6	$37.43
Granted	3.2	37.44
Exercised	(1.2)	19.25
Forfeited	(0.8)	51.74
Expired	(0.4)	53.27

Outstanding, December 31, 2008	19.4	$37.72	5.4 yrs	$14.6

Vested and expected to vest, December 31, 2008	18.8	$37.30	5.3 yrs	$14.6

Exercisable, December 31, 2008	13.1	$30.73	4.1 yrs	$14.6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2008 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2008. This amount varies based on the fair value of Moody’s stock. As of December 31, 2008, there was $52.6 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.1 years.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	81

The following table summarizes information relating to stock option exercises:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Proceeds from stock option exercises	$23.2	$69.3	$105.0
Aggregate intrinsic value	$21.6	$139.4	$269.6
Tax benefit realized upon exercise	$8.5	$53.9	$108.0

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2008 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2007	1.7	$63.20
Granted	0.6	37.97
Vested	(0.6)	57.69
Forfeited	(0.2)	57.41

Balance, December 31, 2008	1.5	$55.33

As of December 31, 2008, there was $41.8 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Fair value of vested shares	$23.7	$43.2	$27.8
Tax benefit realized upon vesting	$8.8	$16.6	$10.9

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at 85% of the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit. This results in stock-based compensation expense for the difference between the purchase price and fair market value under SFAS No. 123R. Beginning on January 1, 2009 the discount offered on the ESPP will be reduced to 5% which will result in the ESPP qualifying for non-compensatory status under SFAS No. 123R. Accordingly, no compensation expense will be recognized for the ESPP subsequent to December 31, 2008.

82	MOODY’S 2008 ANNUAL REPORT FINANCIALS

NOTE 13	INCOME TAXES

Components of the Company’s income tax provision are as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Current:
Federal	$147.5	$277.0	$362.2
State and local	49.3	89.8	105.0
Non-U.S	88.7	124.8	66.6

Total	285.5	491.6	533.8

Deferred:
Federal	(10.9)	(64.9)	(20.1)
State and local	(0.8)	(10.7)	(5.8)
Non-U.S	(5.6)	(0.8)	(1.3)

Total	(17.3)	(76.4)	(27.2)

Total Income Tax Provision	$268.2	$415.2	$506.6

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	4.1	4.6	5.1
Benefit of foreign operations	(2.6)	(0.1)	(0.5)
Legacy Tax	(0.3)	(2.4)	0.1
Other	0.8	0.1	0.5

Effective tax rate	37.0%	37.2%	40.2%

Income taxes paid	$319.9	$408.7	$408.8

The source of income before provision for income taxes is as follows:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
United States	$437.4	$814.7	$1,026.0
International	288.4	302.0	234.5

Income before provision for income taxes	$725.8	$1,116.7	$1,260.5

MOODY’S 2008 ANNUAL REPORT FINANCIALS	83

The components of deferred tax assets and liabilities are as follows:

	DECEMBER 31,
	2008	2007
Deferred tax assets:
Current:
Accounts receivable allowances	$6.5	$4.9
Accrued compensation and benefits	7.8	4.6
Deferred Revenue	5.5	21.1
Restructuring	3.0	19.7
Other	3.4	0.6

Total	26.2	50.9

Non-current:
Accumulated depreciation and amortization	1.9	—
Stock-based compensation	68.5	62.3
Deferred Revenue	38.6	—
Benefit plans	39.1	35.5
State taxes	—	2.8
Deferred rent and construction allowance	27.9	23.1
Foreign net operating loss(1)	2.9	—
Uncertain tax positions	59.8	37.8
Other	9.9	3.4

Total	248.6	164.9

Total deferred tax assets	274.8	215.8

Deferred tax liabilities:
Current:
Prepaid expenses	(0.3)	(0.3)
Other	(0.2)	—

Total	(0.5)	(0.3)

Non-current:
Accumulated depreciation and amortization	(11.4)	(3.1)
Benefit plans	—	(20.6)
Intangible assets and capitalized software	(35.8)	(11.7)
Other	(0.3)	(0.7)

Total	(47.5)	(36.1)

Total deferred tax liabilities	(48.0)	(36.4)

Net deferred tax assets	$226.8	$179.4

(1)	Amounts are primarily set to expire at various times throughout 2015, if unused.

Prepaid taxes of $62.7 million and $52.0 million for December 31, 2008 and 2007, respectively are included in other current assets in the consolidated balance sheets. Non-current tax receivables of $31.9 million at December 31, 2007 are included in other assets.

As of December 31, 2008, the Company had approximately $216.8 million of undistributed earnings of foreign subsidiaries that it intends to indefinitely reinvest in foreign operations. The Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

84	MOODY’S 2008 ANNUAL REPORT FINANCIALS

On January 1, 2007, the Company implemented the provisions of FIN 48, resulting in a reduction to retained earnings of $43.3 million. This reduction is comprised of a $32.9 million increase in the liability for UTBs and accrued interest of $17.3 million ($10.4 million, net of tax).

A reconciliation of the beginning and ending amount of UTBs is as follows:

	2008	2007
Balance as of January 1	$156.1	$122.7
Additions for tax positions related to the current year	34.5	41.5
Additions for tax positions of prior years	8.2	27.7
Reductions for tax positions of prior years	(12.2)	(4.0)
Settlements with taxing authorities	(0.7)	—
Lapse of statute of limitations	(0.8)	(31.8)

Balance as of December 31	$185.1	$156.1

As of December 31, 2008, the Company had $185.1 million of UTBs of which $141.7 million represents the amount that, if recognized, would impact the effective income tax rate in future periods.

The Company classifies interest related to UTBs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. Prior to the implementation of FIN 48, interest expense and, if necessary, penalties associated with tax contingencies were recorded as part of the provision for income taxes. During 2008, the Company accrued interest of $12.8 million related to UTPs. As of December 31, 2008 the amount of accrued interest recorded in the Company’s balance sheet related to UTPs was $36.4 million.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state and local and foreign jurisdictions. Moody’s federal income tax returns filed for the years 2004 through 2007 remain subject to examination by the IRS. New York City income tax returns for 2001 through 2004 are currently under examination and for 2005 through 2007 remain open to examination. New York State income tax returns for 2004 through 2005 are currently under examination and for 2006 through 2007 remain open to examination. Tax filings in the U.K. for 2001 through 2005 are currently under examination by the U.K. taxing authorities and for 2006 through 2007 remain open to examination.

For current ongoing audits related to open tax years, the Company estimates that it is possible that the balance of UTBs could decrease in the next twelve months as a result of the effective settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which might necessitate increases to the balance of UTBs. As the Company is unable to predict the timing of conclusion of these audits, the Company is unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure for all open tax years by tax jurisdiction in accordance with the provisions of FIN 48. Additionally, the Company is seeking tax rulings on certain tax positions which, if granted, could decrease the balance of UTBs over the next twelve months however, due to the uncertainty involved with this process, the Company is unable to estimate the amount of changes to the balance of UTBs at this time.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	85

NOTE 14	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,
	2008	2007
2007 Facility	$613.0	$—
Commercial paper, net of unamortized discount of $0.3 million at 2008 and $0.7 million at 2007	104.7	551.9
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	—

Total Debt	1,467.7	1,151.9
Current portion	(717.7)	(551.9)

Total long-term debt	$750.0	$600.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as of December 31, 2008 was 1.47%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 2.08% and 5.13% as of December 31, 2008 and 2007, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

86	MOODY’S 2008 ANNUAL REPORT FINANCIALS

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

Also on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Fair market value adjustments are recorded into other comprehensive income at the end of each period, while net interest payments are recorded in the statement of operations. At December 31, 2008, the fair value of the interest rate swap was $10.7 million and is recorded in other liabilities in the Company’s consolidated balance sheet.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	87

INTEREST (EXPENSE) INCOME, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Income	$18.1	$19.3	$18.2
Expense on borrowings	(60.0)	(40.7)	(15.2)
FIN 48 and other tax related interest	(13.7)	(21.5)	—
Reversal of accrued interest (a)	2.3	17.5	—
Interest capitalized	1.1	1.1	—

Total	$(52.2)	$(24.3)	$3.0

Interest paid	$59.5	$32.5	$14.9

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 17 to the consolidated financial statements.

At December 31, 2008, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

NOTE 15	CAPITAL STOCK

Authorized Capital Stock

The total number of shares of all classes of stock that the Company has authority to issue under its Restated Certificate of Incorporation is 1.02 billion shares with a par value of $0.01, of which 1.0 billion are shares of common stock, 10.0 million are shares of preferred stock and 10.0 million are shares of series common stock. The preferred stock and series common stock can be issued with varying terms, as determined by the Board.

Rights Agreement

The Company had a rights agreement, which expired as of June 30, 2008 and was not renewed. The rights agreement was designed to protect its shareholders in the event of unsolicited offers to acquire the Company and coercive takeover tactics that, in the opinion of the Board, could impair its ability to represent shareholder interests.

Share Repurchase Program

The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On June 5, 2006, the Board authorized a $2.0 billion share repurchase program, which the Company completed during January 2008. On July 30, 2007, the Board of the Company authorized an additional $2.0 billion share repurchase program, which the Company began utilizing in January 2008 after completing the June 2006 authorization. There is no established expiration date for the remaining authorization. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

During 2008, Moody’s repurchased 18.2 million shares of its common stock, at an aggregate cost of approximately $593 million, and issued 2.2 million shares under employee stock-based compensation plans.

Dividends

During 2008, 2007 and 2006, the Company paid a quarterly dividend of $0.10, $0.08 and $0.07 per share of Moody’s common stock in each of the quarters, resulting in dividends paid per share during the years ended December 31, 2008, 2007 and 2006 of $0.40, $0.32 and $0.28, respectively.

On December 16, 2008, the Board of the Company approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on March 10, 2009 to shareholders of record at the close of business on February 20, 2009. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

88	MOODY’S 2008 ANNUAL REPORT FINANCIALS

NOTE 16	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 19 years. Moody’s also leases certain computer and other equipment under operating and capital leases that expire over the next five years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent and amortization expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was $64.4 million, $65.8 million and $27.9 million, respectively. The amount of deferred rent that is included in the other liabilities in the consolidated balance sheets is $67.1 million and $60.5 million, at December 31, 2008 and 2007, respectively. The Company has $5.5 million and $6.8 million of computer equipment subject to capital lease obligations at December 31, 2008 and 2007, respectively, with accumulated amortization of $2.9 million and $2.8 million, respectively.

The approximate minimum rent for leases that have remaining or original noncancelable lease terms in excess of one year at December 31, 2008 is as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2009	$1.4	$60.3
2010	1.3	52.1
2011	—	49.1
2012	—	50.3
2013	—	50.4
Thereafter	—	667.0

Total minimum lease payments	$2.7	$929.2

Less: amount representing interest	(0.1)

Present value of net minimum lease payments under capital leases	$2.6

On October 20, 2006, the Company entered into a 21-year operating lease agreement to occupy 15 floors of an office building at 7WTC. On March 28, 2007 the 7WTC lease agreement was amended for the Company to lease an additional two floors for a term of 20 years. The total base rent, including rent credits, for the 7WTC lease is approximately $642 million.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf section of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBPs, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company expects to incur approximately 41 million GBP of costs to build out the floors to its specifications of which, approximately 33 million GBPs is expected to be incurred over the next twelve months.

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

MOODY’S 2008 ANNUAL REPORT FINANCIALS	89

of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York. The Company will oppose remand and expects to move to dismiss the amended consolidated complaint upon resolution of the remand motion. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the U.S. District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims, sustaining others and granting plaintiffs leave to amend their complaint by March 18, 2009.

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

90	MOODY’S 2008 ANNUAL REPORT FINANCIALS

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of December 31, 2008, the Company continues to carry a liability of $1.8 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. Moody’s and New D&B may also commence an arbitration proceeding to collect amounts owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of this matter with any certainty.

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

MOODY’S 2008 ANNUAL REPORT FINANCIALS	91

to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of December 31, 2008, Moody’s liability with respect to this matter totaled $48.7 million.

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

At December 31, 2008, Moody’s has recorded liabilities for Legacy Tax Matters totaling $51.5 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company, all of which were previously included in the former MIS segment, are allocated to each new segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal. “Eliminations” in the table below represents intersegment royalty revenue/expense. Below is financial information by segment, MIS revenue by business unit and consolidated revenue by geographic area and total assets by segment. The effects of the change in the composition of reportable segments have been reflected throughout the accompanying financial statements.

92	MOODY’S 2008 ANNUAL REPORT FINANCIALS

FINANCIAL INFORMATION BY SEGMENT:

	YEAR ENDED DECEMBER 31,
			2008				2007
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,268.3	$550.7	$(63.6)	$1,755.4	$1,835.4	$479.1	$(55.5)	$2,259.0

Expenses:
Operating and SG&A	636.0	362.2	(63.6)	934.6	759.4	331.2	(55.5)	1,035.1
Restructuring	(1.6)	(0.9)	—	(2.5)	41.3	8.7	—	50.0
Depreciation and amortization	33.3	41.8	—	75.1	24.0	18.9	—	42.9

Total	667.7	403.1	(63.6)	1,007.2	824.7	358.8	(55.5)	1,128.0

Operating income	$600.6	$147.6	$—	$748.2	$1,010.7	$120.3	$—	$1,131.0

	YEAR ENDED DECEMBER 31, 2006
	MIS	MA	Eliminations/ Corporate Items	Consolidated
Revenue	$1,685.6	$397.3	$(45.8)	$2,037.1

Expenses:
Operating and SG&A	666.1	278.4	(45.8)	898.7
Gain on sale of building	—	—	(160.6)	(160.6)
Depreciation and amortization	17.3	22.2	—	39.5

Total	683.4	300.6	(206.4)	777.6

Operating income	$1,002.2	$96.7	$160.6	$1,259.5

MIS AND MA REVENUE BY LINE OF BUSINESS

As part of the Reorganization there were several realignments within the MIS LOB as follows: Sovereign and sub-sovereign ratings, which were previously part of financial institutions; infrastructure/utilities ratings, which were previously part of CFG; and project finance, which was previously part of structured finance, were combined with the public finance business to form a new LOB called public, project and infrastructure finance or PPIF. In addition, real estate investment trust ratings were moved from FIG and CFG to the SFG business. Furthermore, in August 2008, the global managed investments ratings group which was previously part of SFG, was moved to the FIG business.

Within MA, various aspects of the legacy MIS research business and MKMV business were combined to form the subscriptions, software and consulting LOB. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis; the software business includes license and maintenance fees for credit risk software products; and the consulting business includes professional services associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	93

The tables below present revenue by LOB within each new segment and the related intra-segment realignment:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
MIS:
Structured finance	$411.2	$873.3	$872.6
Corporate finance	300.5	411.5	335.9
Financial institutions	263.0	274.3	233.1
Public, project and infrastructure finance	230.0	220.8	198.2

Total external revenue	1,204.7	1,779.9	1,639.8
Intersegment royalty	63.6	55.5	45.8

Total	1,268.3	1,835.4	1,685.6

MA:
Subscriptions	475.9	421.5	347.5
Software	49.2	39.5	36.3
Consulting	25.6	18.1	13.5

Total	550.7	479.1	397.3

Eliminations	(63.6)	(55.5)	(45.8)

Total MCO	$1,755.4	$2,259.0	$2,037.1

CONSOLIDATED REVENUE INFORMATION BY GEOGRAPHIC AREA

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Revenue:
U.S.	$910.1	$1,361.8	$1,277.8

International:
EMEA	603.1	659.3	543.9
Other	242.2	237.9	215.4

Total International	845.3	897.2	759.3

Total	$1,755.4	$2,259.0	$2,037.1

Long-lived assets at December 31:
United States	$456.4	$414.6	$283.6
International	243.3	37.1	22.0

Total	$699.7	$451.7	$305.6

TOTAL ASSETS BY SEGMENT

	DECEMBER 31, 2008				DECEMBER 31, 2007
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$392.4	692.5	688.5	$1,773.4	$548.9	376.7	789.0	$1,714.6

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred tax assets.

94	MOODY’S 2008 ANNUAL REPORT FINANCIALS

NOTE 19	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Additions	Write-offs and Adjustments	Balance at End of the Year
2008	$(16.2)	(39.6)	31.9	$(23.9)
2007	$(14.5)	(39.3)	37.6	$(16.2)
2006	$(12.7)	(34.9)	33.1	$(14.5)

NOTE 20	OTHER NON-OPERATING INCOME (EXPENSE), NET

The following table summarizes the components of other non-operating income (expense) as presented in the consolidated statements of operations:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
FX gain/(loss)	$24.7	$0.2	$—
Legacy Tax (see Note 17)	11.0	14.4	—
Joint venture income	3.9	2.2	1.4
Minority Interest	(4.0)	(5.3)	(3.4)
Other	(5.8)	(1.5)	—

Total	$29.8	$10.0	$(2.0)

NOTE 21	RELATED PARTY TRANSACTIONS

Moody’s Corporation made grants of $6.0 million to The Moody’s Foundation (the “Foundation”) in 2006. No grants were made during the years ended December 31, 2008 and 2007. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the Board of the Foundation.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	95

NOTE 22	QUARTERLY FINANCIAL DATA (UNAUDITED)

(amounts in millions, except EPS)
	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2008
Revenue	$430.7	$487.6	$433.4	$403.7
Operating income	$199.3	$233.7	$189.8	$125.4
Net income	$120.7	$135.2	$113.0	$88.7
EPS:
Basic	$0.49	$0.55	$0.47	$0.38
Diluted	$0.48	$0.54	$0.46	$0.37
2007
Revenue	$583.0	$646.1	$525.0	$504.9
Operating income	$304.7	$363.7	$250.5	$212.1
Net income	$175.4	$261.9	$136.9	$127.3
EPS:
Basic	$0.63	$0.97	$0.52	$0.50
Diluted	$0.62	$0.95	$0.51	$0.49

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

The quarterly financial data includes a $7.8 million, $2.9 million and $52.3 million benefit to net income related to the resolution of Legacy Tax Matters for the three months ended June 30, 2008, September 30, 2008 and June 30, 2007, respectively. There was a $47.8 million pre-tax restructuring charge for the three months ended December 31, 2007.

96	MOODY’S 2008 ANNUAL REPORT FINANCIALS

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about February 28, 2008, the independent registered public accounting firm for the Company and the Profit Participation Plan of Moody’s Corporation was changed from PricewaterhouseCoopers LLP to KPMG LLP. Information regarding this change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K dated March 5, 2008. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	97

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 28, 2009, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2008, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

AUDIT FEES

The aggregate fees for professional services rendered for (i) the integrated audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007, (ii) the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and (iii) statutory audits of non-U.S. subsidiaries, were approximately $1.8 million and $2.6 million in 2008 and 2007, respectively. These fees included amounts accrued but not billed of $0.9 million and $0.2 million in 2008 and 2007, respectively. All 2008 fees were attributable to KPMG LLP and all 2007 fees were attributable to PricewaterhouseCoopers LLP.

AUDIT-RELATED FEES

The aggregate fees billed for audit-related services rendered to the Company were approximately $0.2 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively. Such services included employee benefit plan audits and consultations concerning financial accounting and reporting standards. All 2008 fees were attributable to KPMG LLP and all 2007 fees were attributable to PricewaterhouseCoopers LLP.

TAX FEES

The aggregate fees for professional services rendered for tax services rendered by the auditors for the years ended December 31, 2008 and 2007 were $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed for all other services rendered to the Company by KPMG LLP for the year ended December 31, 2008 was $0.3 million primarily relating to accounting and payroll services prior to their appointment as independent auditors and $6,000 by PricewaterhouseCoopers LLP for the year ended December 31, 2007 principally related to accounting research software.

98	MOODY’S 2008 ANNUAL REPORT FINANCIALS

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 55, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 101-106 of this Form 10-K.

MOODY’S 2008 ANNUAL REPORT FINANCIALS	99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

Chairman and Chief Executive Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.,
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ LINDA S. HUBER

Linda S. Huber,
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JOSEPH MCCABE

Joseph McCabe,
Senior Vice President—Corporate Controller (principal accounting officer)

/s/ BASIL L. ANDERSON	/s/ HENRY A. MCKINNELL, JR.

Basil L. Anderson,	Henry A. McKinnell, Jr. Ph.D.,
Director	Director

/s/ ROBERT R. GLAUBER	/s/ NANCY S. NEWCOMB

Robert R. Glauber,	Nancy S. Newcomb,
Director	Director

/s/ EWALD KIST	/s/ JOHN K. WULFF

Ewald Kist,	John K. Wulff,
Director	Director

/s/ CONNIE MACK	/s/ DARRELL DUFFIE

Connie Mack,	Darrell Duffie,
Director	Director

Date: February 27, 2009

100	MOODY’S 2008 ANNUAL REPORT FINANCIALS

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER
3	Articles Of Incorporation And By-laws

.1        Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005)

.2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008)

4	Instruments Defining The Rights Of Security Holders, Including Indentures

.1 Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

.2        Note Purchase Agreement, dated September 30, 2005, by and among Moody’s Corporation and the Note Purchasers party thereto, including the form of the 4.98% Series 2005-1 Senior Unsecured Note due 2015 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 5, 2005).

.3        Note Purchase Agreement, dated September 7, 2007, by and among Moody’s Corporation and the Note Purchasers party thereto, including the form of the Series 2007-1 Note (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K of the Registrant file number 1-14037, filed September 13, 2007)

.4        Five-Year Credit Agreement dated as of September 28, 2007, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Hereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2007)

.5        Five-Year Credit Agreement dated as of May 7, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, Bank of China and Fifth Third Bank, as co-syndication agents, Barclays Commercial Bank, as documentation agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Commerce Bank, N.A., as co-agents, J.P. Morgan Securities, Inc., as lead arranger and bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

10	Material Contracts

.1        Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

MOODY’S 2008 ANNUAL REPORT FINANCIALS	101

S-K EXHIBIT NUMBER

.2        Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

.3        Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

.4        Intellectual Property Assignments, dated as of September 1, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

.5†      Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

6*† The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008)

.7†      1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit to Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000)

.

8†       1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

.9*† 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended and restated on April 23, 2001; amended October 23, 2006 and December 15, 2008)

.10†   1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

.11† Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15, 2001)

.12      Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998)

.13†   Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 26, 2007)

.14 Form of separation agreement and general release used by the Company in connection with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 20, 2007)

102	MOODY’S 2008 ANNUAL REPORT FINANCIALS

S-K EXHIBIT NUMBER

.15      Commercial Paper Dealer Agreement between Moody’s Corporation and Goldman, Sachs & Co., dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007)

.16      Commercial Paper Dealer Agreement between Moody’s Corporation and Morgan Stanley & Co. Incorporated, dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007)

.17      Commercial Paper Dealer Agreement between Moody’s Corporation and Citigroup Global Markets Inc., dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007)

.18      Issuing and Paying Agency Agreement dated as of September 28, 2007, between Moody’s Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Report on Form 10-Q of the Registrant file number 1-14037, filed November 2, 2007)

.19      Form of Assumption Agreement among Moody’s Corporation, JP Morgan Chase Bank as Administrative Agent, and each lender signatory thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant file number 1-14037, filed May 3, 2007)**

.20*† Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (amended December 15, 2008)

.21      Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998)

.22      Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998)

.23      Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 file number 1-7155, filed March 27, 1997)

.24      Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 file number 1-7155, filed March 27, 1997)

MOODY’S 2008 ANNUAL REPORT FINANCIALS	103

S-K EXHIBIT NUMBER

.25      Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997)

.26      Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002)

.27      Note Purchase Agreement, dated as of October 3, 2000, among the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003)

.28 Form of 7.61% Senior Notes due 2005 (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003)

.29†   Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004)

.30†   Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004)

.31† 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004)

.32†   Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004)

.33† Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 2, 2006)

.34      Agreement of Lease, dated as of September 7, 2006, between the Registrant and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 2, 2006)

.35      Agreement for Lease dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

104	MOODY’S 2008 ANNUAL REPORT FINANCIALS

S-K EXHIBIT NUMBER

.36      Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant filed number 1-14037, filed February 12, 2008)

.37      Purchase and Sale Agreement, dated as of November 20, 2006, between Moody’s Holdings, Inc. and 99 Church Investors LLC (incorporated by reference to Exhibit 99.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 22, 2006)

.38* Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan)

.39†    Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, File number 1-14037, Filed February, 29, 2008)

.40†    Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, File number 1-14037, Filed February, 29, 2008)

.41†    Moody’s Corporation Retirement Account, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, File number 1-14037, Filed February, 29, 2008)

.42†    Profit Participation Plan of Moody’s Corporation, amended and restated as of January 1, 2007 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, File number 1-14037, Filed February, 29, 2008)

.43      Agreement of Lease between Moody’s Investors Service Limited and CWCB Properties (DS7) Limited, dated February 6, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008).

.44      Storage Agreement for Lease between Moody’s Investors Service Limited and Canary Wharf (Car Parks) Limited (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

.45 Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

.46*† Moody’s Corporation Cafeteria Plan, effective January 1, 2008

MOODY’S 2008 ANNUAL REPORT FINANCIALS	105

S-K EXHIBIT NUMBER

.47      Separation Agreement and general release between the Company and Jeanne Dering, dated February 20, 2008 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, File number 1-14037, Filed February 29, 2008)

.48      Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File number 1-14037, Filed August 4, 2008)

16	LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT

.1 Letter from PricewaterhouseCoopers LLP, dated March 5, 2008 (incorporated by reference to Exhibit 16.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of December 31, 2008

23	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

.1* Consent of KPMG LLP

.2* Consent of PricewaterhouseCoopers LLP

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1* Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.2* Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

.2*      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

*	Filed herewith

**	As permitted under the Company’s Credit Agreement dated as of September 1, 2004, the Company increased the aggregate amount of the Facility’s commitment from $160 million to $500 million by entering into assumption agreements with the several lenders. In accordance with Instruction 2 to Item 601 of Regulation S-K, the Company has filed only one such assumption agreement as the other agreements are substantially identical in all material respects except as to the parties thereto, the dates of execution and the amount of the assumed commitment of each respective lender, all of which are detailed in the Schedule to Exhibit 10.1.

†	Management contract or compensatory plan or arrangement

106	MOODY’S 2008 ANNUAL REPORT FINANCIALS