Form 10-Q
period 2009-03-31
MOODYS CORP /DE/
filed 2009-05-05
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(212) 553-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months, or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2009
Common Stock, par value $0.01 per share	235.7 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation - a former affiliate of Old D&B

Analytics	Moody’s Analytics - reportable segment of MCO; consists of three LOBs – subscriptions, software and consulting

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

BQuotes	BQuotes, Inc.; an acquisition completed in January 2008; part of the MA segment; a global provider of price discovery tools and end-of-day pricing services

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, to be occupied by the Company in the second half of 2009.

CDO	Collateralized debt obligations

CESR	Committee of European Securities Regulators

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation - a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and MBS; part of SFG

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 MCO Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which old D&B separated into two publicly traded companies—Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

TERM	DEFINITION
EITF	Emerging Issues Task Force; a task force established by the FASB to improve financial reporting through the timely identification, discussion, and resolution of financial accounting issues within the framework of existing authoritative literature.

EMEA	Represents countries within Europe, the Middle East and Africa

Enb	Enb Consulting; an acquisition completed in December 2008; part of the MA segment; a provider of credit and capital markets training services;

EPS	Earnings per share

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective Tax Rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Fermat	Fermat International; an acquisition completed in October 2008; part of the MA segment; a provider of risk and performance management software to the global banking industry

FIG	Financial institutions group; an LOB of MIS

FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, a division of the Fitch Group which is a majority-owned subsidiary of Fimalac, S.A.

FSF	Financial Stability Forum

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-7	The finance ministers and central bank governors of the group of seven countries consisting of Canada, France, Germany, Italy, Japan, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum that promotes open and constructive discussion between industrial and emerging-market countries on key issues related to global economic stability. By contributing to the strengthening of the international financial architecture and providing opportunities for dialogue on national policies, international co-operation, and international financial institutions, the G-20 helps to support growth and development across the globe. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and the ECB

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

TERM	DEFINITION
LOB	Line of business

MA	Moody’s Analytics - a reportable segment of MCO formed in January 2008; consists of three LOBs – subscriptions, software and consulting

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes and Series 2007-1 Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation - which comprises the D&B business

NM	Percentage change is not-meaningful after 400%

NMR	Nielsen Media Research, Inc.; A spin-off of Cognizant; a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PWG	President’s Working Group on Financial Markets

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	Securities and Exchange Commission

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFAS	Statement of Financial Accounting Standards

SFAS No. 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS No. 88	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits”

TERM	DEFINITION
SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS No. 112	SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”

SFAS No. 123	SFAS No. 123 “Accounting for Stock-Based Compensation”

SFAS No. 123R	SFAS No. 123R, “Share-Based Payment” (Revised 2004)

SFAS No. 132R	SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106” (Revised 2003)

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS No. 141R	SFAS No. 141R, “Business Combinations” (Revised 2007)

SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS No. 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS No. 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS No. 157	SFAS No. 157, “Fair Value Measurements”

SFAS No. 157	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

SFAS No. 159	“The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”

SFAS No. 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”

SFAS No. 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Stock Plans	The 1998 Plan and the 2001 Plan

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 MCO Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

TERM	DEFINITION
2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved on December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved on March 27, 2009

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$408.9	$430.7

Expenses
Operating	122.4	119.9
Selling, general and administrative	110.2	99.7
Restructuring	11.8	(0.7)
Depreciation and amortization	15.6	12.5

Total expenses	260.0	231.4

Operating income	148.9	199.3

Non-operating (expense) income, net
Interest (expense) income, net	(3.3)	(11.5)
Other non-operating (expense) income, net	(4.0)	8.9

Total non-operating (expense) income, net	(7.3)	(2.6)

Income before provision for income taxes	141.6	196.7
Provision for income taxes	50.5	75.5

Net income	91.1	121.2
Less: Net income attributable to noncontrolling interests	0.9	0.5

Net income attributable to Moody’s	$90.2	$120.7

Earnings per share attributable to Moody’s common shareholders
Basic	$0.38	$0.49

Diluted	$0.38	$0.48

Weighted average number of shares outstanding
Basic	235.4	247.4

Diluted	236.5	251.0

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$341.7	$245.9
Short-term investments	6.8	7.1
Accounts receivable, net of allowances of $24.2 in 2009 and $23.9 in 2008	403.6	421.8
Deferred tax assets, net	31.6	26.5
Other current assets	72.4	107.8

Total current assets	856.1	809.1
Property and equipment, net of accumulated depreciation of $140.3 in 2009 and $130.4 in 2008	248.4	247.7
Goodwill	333.8	338.0
Intangible assets, net	107.1	114.0
Deferred tax assets, net	213.1	220.1
Other assets	43.6	44.5

Total assets	$1,802.1	$1,773.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$198.8	$240.4
Commercial paper	192.5	104.7
Revolving credit facility	468.0	613.0
Deferred revenue	479.5	435.0

Total current liabilities	1,338.8	1,393.1
Non-current portion of deferred revenue	110.6	114.8
Long-term debt	750.0	750.0
Deferred tax liabilities, net	16.5	19.0
Unrecognized tax benefits	198.8	185.1
Other liabilities	306.7	297.5

Total liabilities	2,721.4	2,759.5

Contingencies (Note 11)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2009 and December 31, 2008	3.4	3.4
Capital surplus	376.9	392.7
Retained earnings	3,113.5	3,023.2
Treasury stock, at cost; 107,222,678 and 107,757,537 shares of common stock at March 31, 2009 and December 31, 2008, respectively	(4,336.1)	(4,361.6)
Accumulated other comprehensive loss	(82.6)	(52.1)

Total Moody’s shareholders’ deficit	(924.9)	(994.4)
Noncontrolling interests	5.6	8.3

Total shareholders’ deficit	(919.3)	(986.1)

Total liabilities and shareholders’ deficit	$1,802.1	$1,773.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income attributable to Moody’s	$90.2	$120.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15.6	12.5
Stock-based compensation expense	14.5	11.2
Excess tax benefits from stock-based compensation plans	(0.4)	(1.7)
Changes in assets and liabilities:
Accounts receivable	16.0	42.1
Other current assets	26.9	6.6
Other assets	(8.0)	31.3
Accounts payable and accrued liabilities	(33.2)	(79.0)
Restructuring	8.6	(11.7)
Deferred revenue	41.9	36.3
Unrecognized tax benefits	13.7	9.8
Other liabilities	6.3	6.8

Net cash provided by operating activities	192.1	184.9

Cash flows from investing activities
Capital additions	(12.4)	(19.1)
Purchases of short-term investments	(0.3)	—
Sales and maturities of short-term investments	—	4.0
Cash paid for acquisitions, net of cash acquired	(0.9)	(38.5)
Insurance recovery	—	0.9

Net cash used in investing activities	(13.6)	(52.7)

Cash flows from financing activities
Borrowings under revolving credit facilities	1,464.0	—
Repayments of borrowings under revolving credit facilities	(1,609.0)	—
Issuance of commercial paper	2,359.8	4,988.9
Repayments of commercial paper	(2,272.0)	(4,942.7)
Net proceeds from stock-based compensation plans	1.3	3.7
Cost of treasury shares repurchased	—	(264.5)
Excess tax benefits from stock-based compensation plans	0.4	1.7
Payment of dividends	(23.5)	(24.7)
Payments under capital lease obligations	(0.4)	(0.5)

Net cash used in financing activities	(79.4)	(238.1)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	19.3

Net increase (decrease) in cash and cash equivalents	95.8	(86.6)
Cash and cash equivalents, beginning of the period	245.9	426.3

Cash and cash equivalents, end of the period	$341.7	$339.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software, and credit portfolio management solutions and (iii) securities pricing software and valuation models. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s Analytics. The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing software and valuation models, and specialized consulting services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2008 annual report on Form 10-K filed with the SEC on March 2, 2009. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Stock compensation cost	$14.5	$11.2
Tax benefit	$5.4	$4.1

During the first quarter of 2009, the Company granted 2.6 million employee stock options, which had a weighted average grant date fair value of $8.52 per share based on the Black-Scholes option-pricing model. The Company also granted 0.6 million shares of restricted stock in the first quarter of 2009, which had a weighted average grant date fair value of $25.18 per share.

Unrecognized compensation expense at March 31, 2009 was $59.8 million and $45.3 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.2 years.

The following tables summarize information relating to stock option exercises and the vesting of restricted stock awards:

Stock option exercises:

	Three Months Ended March 31,
	2009	2008
Proceeds from stock option exercises	$2.8	$7.5
Aggregate intrinsic value	$1.1	$5.3
Tax benefit realized upon exercise	$0.4	$2.1

Restricted stock vesting:

	Three Months Ended March 31,
	2009	2008
Fair value of shares vested	$7.9	$22.5
Tax benefit realized upon vesting	$2.9	$8.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 35.7% and 38.4% for the three month periods ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to a larger portion of consolidated taxable income being generated from international sources, which is taxed at a rate lower than the U.S. statutory rate, and net reductions to tax and tax-related liabilities.

The Company classifies interest related to FIN 48 tax liabilities in interest expense in its condensed consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the first quarter of 2009, the Company had a net increase in its UTBs of $13.7 million ($9.0 million, net of tax), primarily relating to U.S. tax issues.

Prepaid taxes of $26.6 million and $62.7 million at March 31, 2009 and December 31, 2008, respectively, are included in other current assets in the consolidated balance sheets.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. Tax filings in New York City for the years 2001 through 2007 are currently under examination. Tax filings in the U.K. for 2001 through 2006 are currently under examination by the taxing authorities.

For ongoing audits related to open tax years, the Company estimates that it is possible the balance of UTBs could decrease in the next twelve months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which could necessitate increases to the balance of UTBs. As the Company is unable to predict the conclusion of these audits, it is therefore unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure for all open tax years by tax jurisdiction in accordance with the provisions of FIN 48. Additionally, the Company is seeking tax rulings on certain tax positions which, if granted, could decrease the balance of UTBs over the next twelve months; however, due to the uncertainty involved with this process, MCO is unable to estimate the amount of changes to the balance of UTBs at this time.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic shares outstanding to diluted shares outstanding:

	Three Months Ended March 31,
	2009	2008
Basic	235.4	247.4
Dilutive effect of shares issuable under stock-based compensation plans	1.1	3.6

Diluted	236.5	251.0

Antidilutive options to purchase common shares and restricted stock excluded from the table above	18.3	11.3

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2009 and 2008. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation as calculated under SFAS No. 123R.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to seven months and one month to ten months as of March 31, 2009 and December 31, 2008, respectively. Interest and dividends are recorded into income when earned.

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company engages in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts were utilized to hedge exposures related to changes in FX rates. As of March 31, 2009 all FX options and forward exchange contracts have maturities between one and 11 months and were set to expire at various times through February 26, 2010. The hedging program mainly utilizes FX options. The forward exchange contracts are immaterial.

The following table summarizes the notional amounts of the Company’s outstanding FX options:

	March 31, 2009	December 31, 2008
Notional amount of Currency Pair:
GBP/USD	£7.4	£7.4
EUR/USD	€12.2	€12.9
EUR/GBP	€16.3	€24.3

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 10. These interest rate swaps are designated as cash flow hedges.

The tables below reflect the expanded disclosure requirements of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, which the Company implemented in the first quarter of 2009.

	Fair Value of Derivative Instruments
	Asset		Liability
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133
FX options	$3.6	$4.9	$—	$—
Interest rate swaps	—	—	10.3	10.7

Total	$3.6	$4.9	$10.3	$10.7

The fair value of FX options and interest rate swaps are included in other current assets and other liabilities, respectively, in the consolidated balance sheets at March 31, 2009 and December 31, 2008.

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008		2009	2008		2009	2008
FX options	$0.4	$(2.0)	Revenue	$0.3	$(0.3)	Revenue	$(0.2)	$—
Interest rate swaps	0.2	—	Interest expense	—	—	N/A	—	—

Total	$0.6	$(2.0)		$0.3	$(0.3)		$(0.2)	$—

All gains and losses on hedging instruments are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings as the underlying transaction is recognized. The existing realized gains as of March 31, 2009 expected to be reclassified to earnings in the next twelve months are $2.9 million.

The cumulative amount of unrecognized hedge gains (losses) recorded in AOCI is as follows:

	March 31, 2009	December 31, 2008
	Unrecognized Gains (Losses), net of tax
FX options	$2.5	$2.2
Interest rate swaps	(6.7)	(6.9)

Total	$(4.2)	$(4.7)

NOTE 7. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2009			Year Ended December 31, 2008
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$10.6	$327.4	$338.0	$11.4	$168.5	$179.9
Additions	—	2.5	2.5	1.4	158.7	160.1
FX translation	(0.8)	(5.9)	(6.7)	(2.2)	0.2	(2.0)

Ending balance	$9.8	$324.0	$333.8	$10.6	$327.4	$338.0

The purchase price allocation for acquisitions made in the fourth quarter of 2008 is subject to adjustment as more detailed analyses are completed and additional information about fair value of assets and liabilities become available. Changes in the fair value of the net assets acquired could impact the amount of the purchase price allocable to goodwill.

Acquired intangible assets and related amortization consisted of:

	March 31, 2009	December 31, 2008
Customer lists	$79.6	$80.5
Accumulated amortization	(38.9)	(37.7)

Net customer lists	40.7	42.8

Trade secret	25.5	25.5
Accumulated amortization	(7.1)	(6.6)

Net trade secret	18.4	18.9

Software	52.9	55.2
Accumulated amortization	(12.0)	(11.0)

Net software	40.9	44.2

Other	27.8	28.2
Accumulated amortization	(20.7)	(20.1)

Net other	7.1	8.1

Total acquired intangible assets, net	$107.1	$114.0

Other intangible assets primarily consist of databases, trade names and covenants not to compete. Amortization expense for the three months ended March 31, 2009 and 2008 was $4.0 million and $2.7 million, respectively.

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2009 (after March 31)	$11.7
2010	15.0
2011	14.0
2012	13.3
2013	13.1
Thereafter	40.0

Intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the three months ended March 31, 2009 there were no impairments to goodwill; however $0.2 million of intangible assets was included in the restructuring charge as further discussed in Note 8 below.

NOTE 8. RESTRUCTURING

The Company’s restructuring accounting comes under the scope of the following GAAP: SFAS No. 112 for severance relating to employee terminations, SFAS No. 88 for pension settlements and curtailments, SFAS No. 144 for asset impairments and SFAS No. 146 for contract termination costs and other exit activities.

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. This will result in a total estimated restructuring charge of between $11 million to $16 million, of which $11.0 million has been recorded in the first quarter of 2009. The 2009 Restructuring Plan consists of headcount reductions of approximately $11 million, and contract termination costs and the potential divestitures of non-strategic assets totaling $1 million to $4 million. The Company’s plan includes closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. There was $0.2 million in accelerated amortization for intangible assets recognized in the first quarter of 2009 relating to the closure of the Jakarta, Indonesia office. The 2009 Restructuring Plan will result in a global headcount reduction of between 120 and 170 positions, representing 3% to 4% of the Company’s headcount as of December 31, 2008. The entire charge, except for $0.2 million of intangible assets written off relating to the Indonesia office closure, will result in cash outlays that will be substantially paid out over the next twelve months. The 2009 Restructuring Plan is expected to be substantially complete by December 31, 2009.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that reduced global head count by approximately 275 positions, or approximately 7.5% of the workforce, in response to the Company’s reorganization announced in August 2007 and a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the 2007 Restructuring Plan was a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA and (iii) an anticipated decline in new securities issuance in some market sectors. The 2007 Restructuring Plan also called for the termination of technology contracts as well as the outsourcing of certain technology functions. Total expense related to the 2007 Restructuring Plan was $0.6 million and ($0.7) million for the three months ended March 31, 2009 and 2008, respectively, and primarily reflects adjustments to previous estimates. The cumulative amount of expense incurred from inception through the first quarter of 2009 for the 2007 Restructuring Plan was $48.1 million. The 2007 Restructuring Plan was substantially complete as of December 31, 2008.

Changes to the restructuring liability during the quarter were as follows:

	Employee Termination Costs			Contract	Total
	Severance	Pension Settlements	Total	Termination Costs	Restructuring Liability
Balance at December 31, 2008	$1.5	$8.1	$9.6	$1.8	$11.4
2007 Restructuring Plan:
Costs incurred and adjustments	—	—	—	0.6	0.6
Cash payments	(1.0)	—	(1.0)	(1.7)	(2.7)
2009 Restructuring Plan:
Costs incurred	11.0	—	11.0	—	11.0
Cash payments	(0.3)	—	(0.3)	—	(0.3)

Balance at March 31, 2009	$11.2	$8.1	$19.3	$0.7	$20.0

As of March 31, 2009, the remaining restructuring liability relating to severance and contract termination costs of $11.9 million is expected to be paid out during the years ending December 31, 2009 and 2010. Payments related to the $8.1 million unfunded pension liability will commence when the affected employees reach retirement age beginning in September 2009. The 2009 pension payments are not expected to be material and will continue in accordance with the provisions of the Post-Retirement Plan.

Severance and contract termination costs of $11.9 million and $3.3 million as of March 31, 2009 and December 31, 2008, respectively, are recorded in accounts payable and accrued liabilities in the Company’s consolidated balance sheets. Additionally, the $8.1 million of pension settlements is recorded within other liabilities as of March 31, 2009 and December 31, 2008.

NOTE 9. PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans. The DBPPs provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans are collectively referred to herein as the Post-Retirement Plans. Effective at the Distribution Date, Moody’s assumed responsibility for the Post-Retirement Plans relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

Effective January 1, 2008, the Company no longer offers DBPPs to employees hired or rehired on or after January 1, 2008 and new hires will instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan benefit formulas.

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Post-Retirement Plans
	2009	2008	2009	2008
Components of net periodic expense
Service cost	$3.1	$3.0	$0.2	$0.2
Interest cost	2.6	2.4	0.2	0.2
Expected return on plan assets	(2.5)	(2.5)	—	—
Amortization of net actuarial loss from earlier periods	0.2	—	—	—
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—

Net periodic expense	$3.5	$3.0	$0.4	$0.4

NOTE 10. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2009	December 31, 2008
2007 Facility	$468.0	$613.0
Commercial paper, net of unamortized discount of $0.2 at 2008 and $0.3 at 2007	192.5	104.7
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	150.0

Total Debt	1,410.5	1,467.7
Current portion	(660.5)	(717.7)

Total long-term debt	$750.0	$750.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as of March 31, 2009 and December 31, 2008 was 0.8% and 1.47%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the

Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 1.1% and 2.08% as of March 31, 2009 and December 31, 2008, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

The 2008 Term Loan contains restrictive covenants that, among other things, restrict the ability of the Company to engage or to permit its subsidiaries to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also limits the amount of debt that subsidiaries of the Company may incur. In addition, the 2008 Term Loan contains a financial covenant that requires the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

The principal payments due on the 2008 Term Loan through its maturity are as follows:

Year Ending December 31,
2010 (beginning in September)	$3.8
2011	11.3
2012	71.2
2013	63.7

Total	$150.0

At March 31, 2009, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2009, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Expense on borrowings	$(11.9)	$(15.4)
Income	0.8	7.0
FIN 48 and other tax related interest	7.4	(3.1)
Interest capitalized	0.4	—

Total interest expense, net	$(3.3)	$(11.5)

Net interest expense of $3.3 million for the first quarter of 2009 reflects a reduction of approximately $12 million for tax and tax-related liabilities.

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

As a result of events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last two years, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. Moody’s is also cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York. The Company has opposed the remand and expects to move to dismiss the amended consolidated complaint upon resolution of the remand motion. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the U.S. District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of March 31, 2009, the Company continues to carry a liability of $1.9 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. Moody’s and New D&B may also commence an arbitration proceeding to collect amounts owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of this matter with any certainty.

Amortization Expense Deductions

This Legacy Tax Matter involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of March 31, 2009, Moody’s liability with respect to this matter totaled $49.9 million.

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

At March 31, 2009, Moody’s has recorded liabilities for Legacy Tax Matters totaling $52.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

NOTE 12. COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

The components of total comprehensive income are as follows:

	Three months ended March 31,
	2009			2008
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$90.2	$0.9	$91.1	$120.7	$0.5	$121.2
Net realized and unrealized gain/(loss) on cash flow hedges	0.5	—	0.5	(1.7)	—	(1.7)
FX translation	(31.9)	0.7	(31.2)	11.5	2.5	14.0
Amortization and recognition of actuarial losses and prior service costs	0.2	—	0.2	(0.1)	—	(0.1)

Total comprehensive income	$59.0	$1.6	$60.6	$130.4	$3.0	$133.4

A reconciliation of the Company’s noncontrolling interests in its consolidated subsidiaries is as follows:

Balance at December 31, 2008	$8.3
Net income attributable to noncontrolling interests	0.9
Dividends declared attributable to noncontrolling interests	(2.9)
FX translation	(0.7)

Balance at March 31, 2009	$5.6

NOTE 13. SEGMENT INFORMATION

The Company operates in two reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: MIS and MA.

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

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three month periods ended March 31, 2009 and 2008, and total assets by segment as of March 31, 2009 and December 31, 2008.

Financial Information by Segment

	Three Months Ended March 31, 2009
	MIS	MA	Eliminations	Consolidated
Revenue	$284.9	$138.7	$(14.7)	$408.9

Expenses:
Operating and SG&A	152.6	94.7	(14.7)	232.6
Restructuring	7.6	4.2	—	11.8
Depreciation and amortization	7.7	7.9	—	15.6

Total expenses	167.9	106.8	(14.7)	260.0

Operating income	$117.0	$31.9	$—	$148.9

	Three Months Ended March 31, 2008
	MIS	MA	Eliminations	Consolidated
Revenue	$314.2	$132.5	$(16.0)	$430.7

Expenses:
Operating and SG&A	153.4	82.2	(16.0)	219.6
Restructuring	(0.6)	(0.1)	—	(0.7)
Depreciation and amortization	7.0	5.5	—	12.5

Total expenses	159.8	87.6	(16.0)	231.4

Operating income	$154.4	$44.9	$—	$199.3

The cumulative restructuring charges incurred since the fourth quarter of 2007 through March 31, 2009 for the MIS and MA segments are $47.3 million and $12.0 million, respectively.

MIS and MA Revenue by Line of Business

The table below presents revenue by line of business within each reportable segment:

	Three Months Ended March 31,
	2009	2008
MIS:
Structured finance	$72.4	$102.4
Corporate finance	84.1	73.3
Financial institutions	56.3	67.0
Public, project and infrastructure finance	57.4	55.5

Total external revenue	270.2	298.2
Intersegment royalty	14.7	16.0

Total MIS	284.9	314.2

MA:
Subscription	117.0	118.2
Software	16.1	9.5
Consulting	5.6	4.8

Total MA	138.7	132.5

Eliminations	(14.7)	(16.0)

Total MCO	$408.9	$430.7

Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2009	2008
U.S.	$208.9	$232.9

International:
EMEA	144.5	140.4
Other	55.5	57.4

Total International	200.0	197.8

Total	$408.9	$430.7

Total Assets by Segment

	March 31, 2009				December 31, 2008
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$478.3	711.8	612.0	$1,802.1	$392.4	692.5	688.5	$1,773.4

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. SFAS No. 162 became effective in November 2008, which was 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The implementation of SFAS No. 162 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in tabular format about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 intends to improve the transparency of financial reporting and is effective for fiscal years beginning after November 15, 2008. The Company implemented the disclosure requirements of SFAS No. 161 in its first quarter 2009 Form 10Q. The implementation of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for non financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company has implemented the deferral provisions of FSP FAS No. 157-2 and as a result has partially implemented the provisions of SFAS No. 157 as of January 1, 2008 and has applied, as of January 1, 2009, the provisions of SFAS No. 157 to its non-financial assets and liabilities initially measured at fair value in a business combination and not subsequently remeasured at fair value, non-financial assets and liabilities measured at fair value for a goodwill impairment assessment, non-financial long-lived assets measured at fair value for an asset impairment assessment, and asset retirement obligations initially measured at fair value. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners and requires that a noncontrolling interest in a subsidiary be reported as equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and has been implemented by the Company as of January 1, 2009. The implementation of this standard modified the presentation of noncontrolling interests in the consolidated balance sheets and statements of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141R extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also expands disclosure requirements to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and has been implemented by the Company as of January 1, 2009. While SFAS No. 141R applies only to business combinations consummated on or after its effective date, its amendments to SFAS No. 109 with respect to deferred tax valuation allowances and liabilities for income tax uncertainties are required to be applied to all deferred tax valuation allowances and liabilities for income tax uncertainties that existed and recognized in prior business combinations or that arise as a result of the prior business combinations. The implementation of SFAS No.141R has not impacted the Company’s consolidated financial statements for prior periods.

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

Not Yet Adopted:

In April, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141R. The FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2009. The Company does not anticipate that the implementation of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

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

NOTE 15. SUBSEQUENT EVENT

On April 28, 2009, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on June 10, 2009 to shareholders of record at the close of business on May 20, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 42 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other post-retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2008, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Operating Segments

The MIS segment consists of four lines of business – structured finance, corporate finance, financial institutions and public, project and infrastructure finance – that generate revenue principally from fees for the assignment of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment consists of three lines of business – subscriptions, software and consulting. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis for an initial 12-month term, with renewal features for subsequent annual periods; the software business includes license and maintenance fees for credit risk, securities pricing and valuation software products, and the consulting business includes professional services and credit training associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

The following is a discussion of the results of operations of these segments, excluding the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources, information technology and legal.

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to adjustments made to the Company’s 2007 and 2009 Restructuring Plans, further described in Note 8 to the Company’s consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended March 31, 2009 compared with Three Months Ended March 31, 2008

Executive Summary

Moody’s revenue for the first quarter of 2009 totaled $408.9 million, a decrease from the first quarter of 2008 of $21.8 million, or 5%, including a $19 million negative impact from changes in FX translation rates. Total operating expenses of $260.0 million, which included $11.8 million of restructuring charges, increased $28.6 million from the prior year. Operating income for the quarter was $148.9 million, a decline of 25% from $199.3 million for the same period in 2008. Moody’s operating margin for the first quarter of 2009 was 36.4%, 990 bps lower than 46.3% in the first quarter of 2008. Excluding the impact of restructuring in 2009 and 2008, operating margin was 39.3% and 46.1%, respectively. Net Income of $90.2 million was down $30.5 million from 2008, reflecting the decrease in operating income combined with an increase in interest and other non-operating expenses. Diluted EPS of $0.38 for the first quarter of 2009, which included a $0.03 charge relating to restructuring actions, decreased $0.10 from prior year, reflecting the impact of 25.3% lower Net Income, partially offset by approximately 6% fewer diluted shares outstanding in the first quarter of 2009 compared to the same period in 2008. Excluding the impact of restructuring, diluted EPS of $0.41 declined 15% in the first quarter of 2009 from $0.48 in the prior year.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
United States	$208.9	$232.9	(10.3)%

International:
EMEA	144.5	140.4	2.9%
Other	55.5	57.4	(3.3)%

Total International	200.0	197.8	1.1%

Total	408.9	430.7	(5.1)%

Expenses:
Operating	122.4	119.9	(2.1)%
SG&A	110.2	99.7	(10.5)%
Restructuring	11.8	(0.7)	(NM )
Depreciation and amortization	15.6	12.5	(24.8)%

Total	260.0	231.4	(12.4)%

Operating income	$148.9	$199.3	(25.3)%

Interest (expense) income, net	$(3.3)	$(11.5)	71.3%
Other non-operating (expense) income, net	$(4.0)	$8.9	(144.9)%
Net income attributable to Moody’s	$90.2	$120.7	(25.3)%

Global revenue of $408.9 million for the first quarter of 2009 was $21.8 million lower than the same period of 2008, reflecting declines in MIS mostly due to the $19 million negative impact of changes in FX translation rates resulting from the strengthening of the U.S. dollar relative to the British pound and the euro. The split between relationship and transaction revenue in 2009 of 66% and 34%, respectively, is in-line with 2008.

U.S. revenue was $208.9 million in the first quarter of 2009, down $24.0 million compared to the first quarter of 2008 with 89% of the decline from MIS.

Outside the U.S., revenue of $200.0 million was $2.2 million higher than the first quarter of 2008, reflecting a 13% increase in MA revenue partially offset by a 5% decrease from MIS. International revenue in the first quarter of 2009 accounted for 49% of total MCO compared to 46% in the first quarter of 2008. Changes in FX translation rates reduced international revenue growth by approximately $19 million, or 9.4%, in 2009.

The table below shows Moody’s global staffing by geographic area:

	March 31,		% change
	2009	2008
United States	2,111	2,106	0.2%
International	1,799	1,409	27.7%

Total	3,910	3,515	11.2%

Operating expenses were $122.4 million in 2009, an increase of $2.5 million from the first quarter of 2008. The increase primarily reflects $3.7 million higher non-compensation costs associated with business acquisitions in the fourth quarter of 2008, as well as an increase in bad debt expense. Compensation costs of $103.3 million in 2009 were relatively flat with the prior year period, as benefits realized in the first quarter of 2008 from the 2007 Restructuring Plan, were offset by increases relating to approximately 400 additional head count in 2009 due primarily to business acquisitions in the fourth quarter of 2008.

SG&A expenses of $110.2 million for the first quarter of 2009 increased $10.5 million from the same quarter in 2008. Compensation costs were $59.3 million, an increase of $2.3 million from the first quarter of 2008 as a result of additional headcount, mostly outside the U.S. from business acquisitions in the fourth quarter of 2008. Non-compensation costs in 2009 of $50.9 million increased more than $8 million from 2008, reflecting higher rent & occupancy, T&E, insurance, marketing to support business growth and additional expenses from companies acquired in the fourth quarter of 2008. Additionally, non-compensation expense increased from prior year due to the absence in 2009 of a $2.7 million insurance recovery received in the first quarter of 2008.

Restructuring expense of $11.8 million in 2009 reflects approximately $11 million of severance costs associated with the 2009 Restructuring Plan approved on March 27, 2009, and adjustments to the previous estimate for contract termination costs associated with the closure of the Company’s New Jersey office as part of the 2007 Restructuring Plan.

Depreciation and amortization expense of $15.6 million increased $3.1 million from the first quarter of 2008 due primarily to the additional expense associated with acquired intangible assets from business acquisitions in the fourth quarter of 2008.

Operating income for the quarter was $148.9 million, down $50.4 million from the first quarter of 2008, reflecting the 5% decrease in revenue coupled with the 12% increase in total expenses. Changes in FX translation rates had a negligible effect on operating income in 2009 as the negative impact on revenue was offset by the positive effect on operating expenses. Excluding costs associated with restructuring, operating income for the first quarter of 2009 was $160.7 million, a decrease of $37.9 million, or 19%, from the comparable period in 2008.

Net interest expense was $3.3 million, a decrease of $8.2 million from the first quarter of 2008. This change reflects an interest expense reduction of approximately $12 million for tax and tax-related liabilities and approximately $4 million lower interest expense on borrowings due to significantly lower CP rates. These expense decreases were partially offset by approximately $6 million less interest income in 2009 compared to the first quarter of 2008 due to lower average cash and investment balances coupled with lower yields.

Other non-operating expense of $4.0 million increased $12.9 million from 2008, when there was $8.9 million of other non-operating income. This increase in expense reflects FX losses of $5 million for the first quarter of 2009 compared to $9 million in FX gains in the first quarter of 2008 resulting from the strengthening of the U.S. dollar relative to the euro and the British pound.

Moody’s effective tax rate was 35.7% for the quarter, down from 38.4% in 2008 due primarily to a higher proportion of taxable income generated in lower tax jurisdictions outside the U.S. and net reductions to tax and tax-related liabilities.

Net Income was $90.2 million, down $30.5 million from prior year reflecting the decrease in operating income, combined with the increase in interest and other non-operating expenses.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Structured finance	$72.4	$102.4	(29.3)%
Corporate finance	84.1	73.3	14.7%
Financial institutions	56.3	67.0	(16.0)%
Public, project and infrastructure finance	57.4	55.5	3.4%

Total	270.2	298.2	(9.4)%

Expenses:
Operating and SG&A	152.6	153.4	0.5%
Restructuring	7.6	(0.6)	(NM )
Depreciation and amortization	7.7	7.0	(10.0)%

Total	167.9	159.8	(5.1)%

Operating income	$102.3	$138.4	(26.1)%

Global revenue was $270.2 million for the first quarter of 2009, a decrease of $28.0 million, or $10.9 million excluding changes in FX translation rates, compared to the first quarter of 2008 and was led by a 13% decline in the U.S. Transaction-based revenue represented 46% of global MIS in 2009, a decrease from 49% in 2008, resulting primarily from the continued decline in new issuance from SFG.

In the U.S., revenue was $145.4 million for the first quarter of 2009, down $21.4 million compared to the first quarter of 2008 resulting from the worsening economic and credit market conditions. Decreases in SFG and FIG of $21.9 million and $8.2 million, respectively, were partially offset by growth in CFG of $8.2 million.

International revenue was $124.8 million for the first quarter of 2009, a decrease of $6.6 million from 2008 reflecting an approximate $16 million negative impact from FX translation. Excluding changes in FX translation rates, total international revenue would have increased $9.9 million, or 8% from prior year, led by CFG and PPIF which grew by 25% and 23%, respectively, based mainly on increased investment-grade issuance within CFG and infrastructure within PPIF as companies/issuers took advantage of favorable market conditions to refinance debt ahead of expected maturity dates. Excluding the negative impact from changes in FX translation rates, SFG revenue decreased by 5% and FIG increased 4%. International revenue accounted for 46% of total MIS revenue in 2009, an increase from 44% in 2008.

Global SFG revenue of $72.4 million decreased $30.0 million, or $24.5 million excluding FX translation, reflecting the decrease in new issuance volumes as a result of lower securitization activity and higher interest rate spreads. The decrease in SFG was mostly within the ABS, CREF and Derivatives sectors both in the U.S. and internationally. Transaction revenue in 2009 dropped to 36% of total SFG from 50% in the first quarter of 2008. In the U.S., revenue was $30.4 million, compared to $52.3 million in the same quarter of the prior year. Approximately $12 million of the revenue decrease came from the continued decline in ABS issuance and ratings, coupled with no new issuance within RMBS and CREF. Internationally, revenue was down 16% mainly due to a decline of approximately $7 million from ratings for European credit derivatives that was partially offset by ongoing asset-backed securitization activity supported by the European Central Bank facilities. Excluding the changes in FX translation rates, international SFG revenue decreased $2.6 million, or 5%, in 2009 from the prior year.

Global CFG revenue totaled $84.1 million for the quarter, up $10.8 million from the same quarter of 2008. The growth was due to $18.5 million higher revenue from rating investment-grade securities, primarily reflecting the increase in companies refinancing debt ahead of expected maturity dates, partially offset by a decrease of approximately $7 million in bank loan ratings resulting from reduced lending to the corporate sector. Transaction revenue for the quarter represented 60% of total CFG, up from 54% in the first quarter of 2008, reflecting the increase in refinancing activity which is primarily transaction-based. In the U.S., revenue was $53.6 million, an increase of $8.2 million, or 18%, from the first quarter of 2008, reflecting the strong growth in high-grade issuance due to narrowing interest rate spreads. Revenue generated outside the U.S. totaled $30.5 million in 2009, an increase of $2.6 million, or 9%, from the prior year, and represented 36% of global CFG revenue in the first quarter of 2009 compared to 38% in the same period of 2008. The majority of international growth came from rating investment-grade securities. The change in FX translation rates in 2009 from 2008 reduced international revenue growth by $4.3 million.

Global FIG revenue of $56.3 million was down $10.7 million from the first quarter of 2008. Declines within the global insurance/financial guarantors and banking sectors accounted for the decrease in the quarter. Relationship revenue was 76% of total FIG for the first quarter of 2009, up from 64% in the prior year. In the U.S., revenue of $22.9 million decreased $8.2 million, or 26%, from the same period in the prior year, while non-U.S. revenue declined $2.5 million from 2008 as issuance growth was more than offset by the unfavorable FX translation impact. International revenue represented 59% of global revenue compared to 54% in the prior year period. The change in FX translation rates in 2009 from 2008 accounted for approximately $4 million of the decrease in international FIG revenue. Excluding the effects of translation, international revenue in 2009 increased $1.6 million, or 4%, from 2008, due primarily to higher issuance activity within the European banking sector.

Global PPIF revenue was $57.4 million in 2009, up modestly from the first quarter of 2008 with 74% of the increase generated outside the U.S., primarily within EMEA. Transaction revenue represented 58% of total PPIF in 2009, which was consistent with 2008. U.S. revenue of $38.5 million was flat with prior year, as growth in the project & infrastructure finance sectors was offset by continuing declines in revenue from rating municipal structured products. Internationally, revenue increased 8% mostly from within the public finance and project & infrastructure sectors of EMEA, partially offset by declines in project & infrastructure finance within the Asia-Pacific region. Changes in FX translation rates reduced international revenue growth by $2.7 million.

Operating and SG&A expenses of $152.6 million in 2009, were flat with the first quarter of 2008 due to decreases in compensation expense of approximately $3 million offset by the same increase in non-compensation expenses. The decrease in compensation costs reflects the benefits realized from the 2007 Restructuring Plan, while the increase in non-compensation expenses was due primarily to additional rent and occupancy costs for the Canary Wharf location and higher expense for uncollectible accounts receivable resulting from the worsening global economic conditions that are causing liquidity and solvency issues for many institutions.

Restructuring expense of $7.6 million increased $8.2 million from prior year reflecting costs associated with the 2009 Restructuring Plan approved during the first quarter, partially offset by adjustments made in the first quarter of 2008 to initial cost estimates for the 2007 Restructuring Plan.

Operating income of $102.3 million was down $36.1 million from the prior year reflecting the 9% decline in revenue coupled with the 5% increase in expenses. Changes in FX translation rates had a negative $4 million impact on operating income in 2009. Operating income in 2009, excluding the impact from restructuring, was $109.9 million, a decrease of $27.9 million, or 20%, from the prior year, primarily due to the $28.0 million decline in revenue.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Subscriptions	$117.0	$118.2	(1.0)%
Software	16.1	9.5	69.5%
Consulting	5.6	4.8	16.7%

Total	138.7	132.5	4.7%

Expenses:
Operating and SG&A	80.0	66.2	(20.8)%
Restructuring	4.2	(0.1)	(NM )
Depreciation and amortization	7.9	5.5	(43.6)%

Total	92.1	71.6	(28.6)%

Operating income	$46.6	$60.9	(23.5)%

Global MA revenue of $138.7 million in the first quarter of 2009 increased $6.2 million due to higher software and consulting revenue of $6.6 million and approximately $1 million, respectively, partially offset by a minimal decrease in subscription revenue. The increase in software revenue is primarily due to business acquisitions in the fourth quarter of 2008. Changes in FX translation rates reduced MA revenue growth by approximately $2 million in the first quarter of 2009.

In the U.S., MA revenue was $63.5 million, down $3 million from prior year primarily due to declines within the subscriptions LOB. Weakness among financial services customers resulted in higher customer attrition that was partially offset by new subscription contracts, sales of software licenses for credit risk analysis products, and additional consulting engagements.

International revenue of $75.2 million increased $8.8 million compared to the first quarter of 2008 driven primarily by the software LOB which benefited from business acquisitions in the fourth quarter of 2008, combined with some growth within the subscriptions and consulting LOBs. International revenue accounted for 54% of total MA revenue in the first quarter of 2009 compared to 50% in the first quarter of 2008. Changes in FX translation rates reduced international MA revenue growth by $2.3 million, or 3.5%, in 2009.

Operating and SG&A expenses were $80.0 million in 2009, an increase of $13.8 million from the first quarter of 2008, primarily reflecting the impact from business acquisitions in the fourth quarter of 2008. Compensation expense in 2009 was $54.4 million, up from $50.0 million in the same quarter of the prior year. Non-compensation costs were $25.6 million, an increase of $9.4 million from 2008, reflecting additional professional fees associated with ongoing technology projects as well as rent, T&E and marketing costs as a result of recent business acquisitions.

Depreciation and amortization expense was $7.9 million for the first quarter of 2009, an increase of $2.4 million from the prior year, reflecting the impact of intangible assets acquired in the fourth quarter of 2008.

Operating income of $46.6 million in 2009 decreased $14.3 million from the first quarter of 2008, primarily reflecting the $20.5 million increase in total expenses outpacing the $6.2 million increase in revenue. The decrease was partially offset by a $2.6 million positive impact from FX translation during the quarter. Excluding the impact from restructuring, operating income totaled $50.8 million in 2009, a decrease of $10.0 million from the same quarter in 2008.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations and from financing activities. The Company had net repayments on borrowings of $57.2 million during the three months ended March 31, 2009.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2009	2008
Net cash provided by operating activities	$192.1	$184.9	$7.2
Net cash used in investing activities	$(13.6)	$(52.7)	$39.1
Net cash used in financing activities	$(79.4)	$(238.1)	$158.7

Net cash provided by operating activities

The following changes in non-cash and other one-time items impacted cash provided by operating activities in 2009 compared to 2008, relative to net income:

•	A $3.1 million increase in depreciation and amortization expense due primarily to the amortization of intangible assets from business acquisitions in the fourth quarter 2008;

•	A $3.3 million increase in stock-based compensation primarily reflecting lower expense recognized in the first quarter of 2008 from the impact of the 2007 Restructuring Plan.

The $7.2 million increase in net cash flows provided by operating activities resulted from a decrease in Net Income of $30.5 million, which was more than offset by the changes in the non-cash items discussed above, and the following changes in assets and liabilities:

•

A $45.8 million increase in cash flows attributed to a reduction in payments of accounts payable and accrued liabilities outstanding at year end primarily reflecting lower incentive compensation payouts due to weaker financial performance in 2008 compared to 2007;

•

A $20.3 million increase in cash flows relating to the $11 million restructuring charge taken in the first quarter of 2009 coupled with lower payments in 2009 compared to 2008 attributable to the 2007 Restructuring Plan;

•	A $20.3 million increase in cash flows attributable to a reduction in other current assets due primarily to prepaid taxes;

Partially offset by:

•	A $26.1 million reduction in customer remittances on accounts receivable outstanding at year end as a result of lower billings reflecting the weak credit market conditions;

•	A decrease of approximately $33 million due to a refund of a deposit from the IRS in March 2008 in connection with a Legacy Tax Matter.

Net cash used in investing activities

The $39.1 million decrease in cash used for investing activities was primarily due to acquisitions in the first quarter of 2008. Cash paid for capital expenditures during the three-months ended March 31, 2009 primarily reflects costs incurred for on-going technology projects to improve the Company’s internal computer systems.

Net cash used in financing activities

The $158.7 million decrease in cash used in financing activities was primarily attributed to:

•	A $264.5 million decrease in treasury shares repurchased in the first quarter of 2009 compared to 2008. The Company did not repurchase any shares in the first quarter of 2009.

Partially offset by:

•	A $103.4 million decrease in net short-term borrowings resulting from the Company utilizing operating cash flow to repay outstanding borrowings in the first quarter of 2009.

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

The Company remains committed to using its strong cash flow to create value for shareholders in a manner consistent with maintaining sufficient liquidity, by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a modest dividend. As a result of current market conditions, in the near-term Moody’s intends to maintain its dividend and curtail share repurchase activity. As of March 31, 2009 Moody’s had $1.4 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

At March 31, 2009 the Company had total borrowings from its CP Program and 2007 Facility of $192.5 million and $468.0 million, respectively, the proceeds of which were or will be used to support the build-out of Moody’s Canary Wharf location, potential acquisitions, share repurchases and other operational and investing activities. At March 31, 2009, Moody’s had $1.4 billion of outstanding debt with approximately $300 million of additional capacity available. Principal payments on the 2008 Term Loan will commence in September 2010 in the amount of $1.9 million and continue through its maturity in accordance with the schedule of payments outlined in Note 10 to the Company’s consolidated financial statements.

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. This will result in a total estimated restructuring charge of between $11 million to $16 million, of which approximately $11 million has been recorded in the first quarter of 2009. The 2009 Restructuring Plan consists of headcount reductions of approximately $11 million, and contract termination costs and the potential divestitures of non-strategic assets totaling $1 million to $4 million. The Company’s plan includes closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. The 2009 Restructuring Plan will result in a global headcount reduction of between 120 and 170 positions, representing 3% to 4% of the Company’s headcount as of December 31, 2008. The entire charge, except for $0.2 million of intangible assets written off relating to the Indonesia office closure, will result in cash outlays that will be substantially paid out over the next twelve months.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf section of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. For periods subsequent to March 31, 2009 the Company expects to incur approximately 41 million GBP of costs to build out the floors to its specifications, of which, approximately 33 million GBP is expected to be incurred over the next twelve months.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that would reduce global head count, terminate certain technology contracts and consolidate certain corporate functions in response to both the Company’s Reorganization announced on August 7, 2007 as well as a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the $50.0 million restructuring charge reported in 2007 is $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. At March 31, 2009, the remaining cash payments were $1.2 million, all of which is expected to be paid over the next twelve months. Payments for the remaining liability of $8.1 million that relate to the Company’s unfunded pension plans will commence when each of the affected employees reach retirement age beginning in September 2009 and continue in accordance with plan provisions. The amount to be paid over the next twelve months relating to these pension liabilities is not expected to be material.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of March 31, 2009, including the aforementioned rent credits, are approximately $605 million.

The Company will be required to make a contribution in the later half of 2010 to its qualified DBPP of between $10 million to $15 million. The contribution will be dependent on the 2009 plan asset returns as well as the actuarial determination of plan liabilities.

The Company also intends to use a portion of its cash flow to pay dividends. On April 28, 2009, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on June 10, 2009 to shareholders of record at the close of business on May 20, 2009. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

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

Indebtedness

The following table summarizes total indebtedness:

	March 31, 2009	December 31, 2008
2007 Facility	$468.0	$613.0
Commercial paper, net of unamortized discount of $0.2 at 2008 and $0.3 at 2007	192.5	104.7
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	150.0

Total Debt	1,410.5	1,467.7
Current portion	(660.5)	(717.7)

Total long-term debt	$750.0	$750.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as of March 31, 2009 and December 31, 2008 was 0.8% and 1.47%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 1.1% and 2.08% as of March 31, 2009 and December 31, 2008, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

The 2008 Term Loan contains restrictive covenants that, among other things, restrict the ability of the Company to engage or to permit its subsidiaries to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also limits the amount of debt that subsidiaries of the Company may incur. In addition, the 2008 Term Loan contains a financial covenant that requires the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

The principal payments due on the 2008 Term Loan through its maturity are as follows:

Year ending December 31,
2010 (beginning in September)	$3.8
2011	11.3
2012	71.2
2013	63.7

Total	$150.0

Also on May 7, 2008, the Company entered into interest rate swaps, further described in Note 6 to the consolidated financial statements, with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan.

At March 31, 2009, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2009, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Expense on borrowings	$(11.9)	$(15.4)
Income	0.8	7.0
FIN 48 and other tax related interest	7.4	(3.1)
Interest capitalized	0.4	—

Total interest expense, net	$(3.3)	$(11.5)

Net interest expense of $3.3 million for the first quarter of 2009 reflects a reduction of approximately $12 million for tax and tax-related liabilities and approximately $4 million lower interest expense on borrowings due to significantly lower CP rates. These expense decreases were partially offset by approximately $6 million less interest income in 2009 compared to the first quarter of 2008 due to lower average cash and investment balances coupled with lower yields.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At March 31, 2009, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2009:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,685.3	$700.1	$97.3	$201.9	$686.0
Operating lease obligations	916.6	58.3	99.5	101.9	656.9
Purchase obligations (2)	172.2	87.2	61.4	23.6	—
Pension obligations (3)	71.2	1.7	16.2	7.1	46.2
Capital lease obligations	2.4	1.4	1.0	—	—

Total (4)	$2,847.7	$848.7	$275.4	$334.5	$1,389.1

(1)	Reflects principal payments, related interest and applicable fees on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 10 to the condensed consolidated financial statements.
(2)	Includes amounts contractually committed to for the fit-out of the Canary Wharf Lease.
(3)	Reflects projected benefit payments for the next ten years relating to the Company’s unfunded Post-Retirement Benefit Plans described in Note 9 to the condensed consolidated financial statements.
(4)	The table above does not include the Company’s net long-term tax liabilities of $150.6 million and $52.8 million relating to FIN 48 and Legacy Tax Matters, respectively, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On April 28, 2009, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on June 10, 2009 to shareholders of record at the close of business on May 20, 2009.

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

Moody’s is reaffirming its 2009 full-year EPS guidance; however, other components of 2009 guidance have been modified to reflect Moody’s current view on credit market conditions and implications for the Company. This outlook assumes foreign currency translation in 2009 at current exchange rates. For Moody’s overall, the Company now expects full-year 2009 revenue to decline in the mid-single-digit percent range. Revenue expectations for certain areas have changed based on conditions specific to those sectors and geographies. The Company continues to anticipate issuance-based revenue to reflect generally weak conditions throughout 2009. Moody’s expects a more constant level of expense throughout 2009 versus 2008, with full-year 2009 expenses expected to increase in the low- to mid-single-digit percent range. Full-year 2009 operating margin is projected in the mid- to high-thirties percent range. The Company expects diluted EPS for full-year 2009 in the range of $1.40 to $1.50.

For the global MIS business, the Company expects revenue for the full-year 2009 to decline in the high-single-digit percent range, both in the U.S. and internationally. Moody’s now expects structured finance revenue for full-year 2009 to decrease in the low-twenties percent range, with declines across all asset classes. Corporate finance revenue for full-year 2009 is now expected to be about flat with full-year 2008, reflecting higher issuance forecasts for ongoing refinancing activity. Revenue from financial institution ratings is now expected to decline in the mid-single-digit percent range and the Company expects public, project and infrastructure finance revenue for full-year 2009 to be about flat with full-year 2008.

For Moody’s Analytics, the Company anticipates full-year 2009 revenue growth in the mid-single-digit percent range. Moody’s expects strong growth in software and consulting revenue to offset a decline in subscription revenue in the low-single-digit percent range. Within the U.S., the Company now projects Moody’s Analytics revenue to decline in the low-single-digit percent range. Outside the U.S., the Company expects Moody’s Analytics revenue to increase in the low-double-digit percent range.

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

As a result of events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last two years, various legislative, regulatory and enforcement entities around the world are investigating or evaluating the role of rating agencies in the U.S. subprime mortgage-backed securitization market and structured finance markets more generally. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. Moody’s is also cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York. The Company has opposed the remand and expects to move to dismiss the amended consolidated complaint upon resolution of the remand motion. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the U.S. District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. As of March 31, 2009, the Company continues to carry a liability of $1.9 million with respect to these matters. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. Moody’s and New D&B may also commence an arbitration proceeding to collect amounts owed by IMS Health and NMR with respect to the 1993-1996 matter. Moody’s cannot predict the outcome of this matter with any certainty.

Amortization Expense Deductions

This Legacy Tax Matter involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of March 31, 2009, Moody’s liability with respect to this matter totaled $49.9 million.

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

At March 31, 2009, Moody’s has recorded liabilities for Legacy Tax Matters totaling $52.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

Regulation

In the U.S., since 1975, MIS has been designated as an NRSRO by the SEC. The SEC first applied the NRSRO designation in that year to companies whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress, the SEC and other governmental and private bodies have used the ratings of NRSROs to distinguish between “investment-grade” and “non-investment-grade” securities, among other purposes.

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

In February 2009, the SEC published a second set of final rules applicable to NRSROs as well as additional proposed rules. These final rules and rule proposals were approved by the Commission in early December 2008. With respect to the new rules that were finalized, the majority of these rules provide requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. These rules became operative in April 2009. With respect to the newly proposed rules, MIS submitted comments to the SEC and these comments are available on the Regulatory Affairs page of the Company’s website.

In April 2009, MIS participated in a roundtable held by the SEC on the oversight of credit rating agencies. The SEC’s stated objective was to elicit the views of a broad cross-section of market participants. The roundtable was a full-day event and consisted of 4 panels: Current NRSRO Perspectives; Competition Issues; Users’ Perspectives; and Approaches to Improve Credit Rating Agency Oversight. In preparation for the roundtable, participants were asked to submit statements and MIS’s statement is available on the Regulatory Affairs page of the Company’s website.

Finally, both chambers of Congress are reviewing the broader U.S. regulatory infrastructure and as part of this review, the role and function of CRAs will continue to be studied. For example, as part of a series of hearings focusing on the existing market turmoil, on October 22, 2008, the House Committee on Oversight and Government Reform held a hearing on the Role of Credit Rating Agencies. MIS has participated in this and other hearings and related written testimonies can be found on the Regulatory Affairs page of the Company’s website.

Internationally, several regulatory developments have occurred:

The Group of 7 and the Group of 20—The G-7 Finance Ministers and Central Bank Governors formally asked the FSF to analyze the underlying causes of the recent financial market turbulence. One area for analysis was the role and use of credit rating in the structured finance market. To encourage the adoption of a unified regulatory approach, the FSF coordinated the work of other international organizations on these subjects. The FSF’s recommendations on the CRA industry were as follows: improve the quality of the rating process and management of conflicts of interest in rating structured finance securities; differentiate ratings on structured finance products from those on corporate and government bonds and expand the initial and ongoing information provided on the risk characteristics of structured products; and enhance their review of the quality of the data input and due diligence performed on underlying assets by originators, arrangers and issuers.

In November 2008, the Heads of State of the G-20 reached agreement on a wide-ranging set of proposals to better regulate financial systems. Among other things, the G-20 committed to implement oversight of the CRAs, consistent with the strengthened IOSCO code of conduct (see below) and agreed that, in the medium term, the countries should implement a registration system for CRAs. The G-20 also committed to formulate their regulations and other measures in a consistent manner and recommended that the international organization of securities regulators should review CRAs’ adoption of the standards and mechanisms for monitoring compliance.

Finally, on April 2, 2009, the G-20 Heads of State meeting was held in London, where the G-20 provided a six-part action plan to address the financial crisis: (1) to restore confidence, growth, and jobs; (2) to repair the financial system to restore lending; (3) to strengthen financial regulation and rebuild trust; (4) to fund and reform international financial institutions to overcome the current crisis and prevent future ones; (5) to promote global trade and investment and reject protectionism; and (6) to build an inclusive, green, and sustainable recovery. The G-20’s plan also contains a number of provisions that are specific to CRAs. In particular, the G-20 member states agreed to extend regulatory oversight to and require registration of CRAs in order to ensure that they adhere to the international code of good practice.

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

On March 12, 2009, IOSCO published its second review of CRA implementation of its Code of Conduct Fundamentals for Credit Rating Agencies (IOSCO CRA Code). The report noted that seven out of the 21 CRAs reviewed had implemented the 2008 IOSCO CRA Code provisions in their own codes of conduct. In particular, MIS was found to have substantially implemented the 2008 revisions to the IOSCO CRA Code. IOSCO also published and sent a note to the G-20 and Financial Stability Forum regarding the use of the IOSCO CRA Code as the basis for international oversight of CRAs and mechanisms by which regulators can help assure adequate cross-border supervision of globally active CRAs.

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

EU—The European Commission presently is re-examining the regulatory framework for rating agencies in Europe. On July 31, 2008 the Commission published a consultation document seeking comments on proposals with respect to regulating rating agencies that operate in the EU. Specifically, the Commission sought comments on the authorization, supervision and enforcement rules for rating agencies that operate within the EU. Over 90 respondents provided the Commission with their views on the suggested framework. MIS’s comments on the proposal are posted on the Regulatory Affairs page of the Company’s website.

In November 2008, the Commission introduced proposed regulation for the oversight of CRAs (“Proposed Regulation”). The document was primarily based on the IOSCO Code, but with important differences such as additional conduct and governance regulation. Since its introduction, the Proposed Regulation has been subject to negotiation and modification by EU Member States – under the presidency of the Council of Europe – and by the European Parliament. In late April 2009, a compromise text was agreed to by the Commission, the Council of Europe and the European Parliament, and on April 23, 2009 the European Parliament voted and passed the Proposed Regulation. For it to become final, the Proposed Regulation must next be voted on by the Council. Once finalized, the Committee of European Securities Regulators has been tasked with providing additional implementation guidance, which is expected to take approximately six to nine months. It is expected that the Proposed Regulation will become fully operational by the spring of 2010.

Because many implementation details have yet to be decided, it is too early to assess the impact of the Proposed Regulation on MIS’s operations or financial results.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 26 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk since December 31, 2008. For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion of legal matters under Part I, Item 2. “MD&A—Contingencies”, commencing on page 38 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes since December 31, 2008 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2009

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1-31	33	$—	—	$1,431.2 million
February 1-28	—	$—	—	$1,431.2 million
March 1-31	161,221	$—	—	$1,431.2 million

Total	161,254		—

(1)	Represents the surrender of common stock to the Company in order to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the first quarter of 2009, Moody’s issued 0.7 million shares under share-based compensation plans and did not repurchase any shares of its common stock.

Item 4. Submission of Matters to a Vote of Security Holders

The stockholders of the Company voted on four items at the Annual Meeting of Stockholders held on April 28, 2009:

1.	The election of three Class II directors of the Company each to serve a three-year term;

2.	The ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the year 2009;

3.	A stockholder proposal to adopt a policy that the chairman of the Company’s Board be an independent director; and

4.	A stockholder proposal to adopt a policy requiring senior executives to retain a significant percentage of Company shares until two years following termination of their employment.

At the Annual Meeting:

1. The nominees for Class II directors to each serve a three-year term were elected based upon the following votes:

Nominee	Votes For	Votes Against	Abstain
Ewald Kist	193,942,563	6,922,871	426,689
Henry A. McKinnell, Jr., Ph.D.	165,133,927	35,725,207	432,989
John K. Wulff	186,229,998	14,633,549	428,576

The Company’s directors whose terms continued after the Annual Meeting are: Basil L. Anderson, Darrell Duffie, Ph.D., Raymond W. McDaniel, Jr., Robert R. Glauber, Connie Mack and Nancy S. Newcomb

2. The appointment of KPMG LLP as the independent registered public accounting firm of the Company for the year 2009 was ratified as follows:

199,833,523	votes for appointment
1,334,231	votes against
124,369	abstentions

3. The stockholder proposal to adopt a policy that the chairman of the Company’s Board be an independent director was defeated as follows:

54,249,591	votes for
124,786,160	votes against
427,288	abstentions
21,829,084	broker non-votes

4. The stockholder proposal to adopt a policy requiring senior executives to retain a significant percentage of Company shares until two years following termination of their employment was defeated as follows:

42,098,895	votes for
138,168,126	votes against
696,198	abstentions
20,328,904	broker non-votes

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.		Description
3		ARTICLES OF INCORPORATION AND BY-LAWS

.1		Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008).

31		CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1	*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2	*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 5, 2009

By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)