Form 10-Q
period 2009-06-30
MOODYS CORP /DE/
filed 2009-08-03
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2009
Common Stock, par value $0.01 per share	236.3 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – reportable segment of MCO; consists of three LOBs – subscriptions, software and professional services

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

BQuotes	BQuotes, Inc.; an acquisition completed in January 2008; part of the MA segment; a global provider of price discovery tools and end-of-day pricing services

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, to be occupied by the Company in the second half of 2009.

CDO	Collateralized debt obligations

CESR	Committee of European Securities Regulators

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and MBS; part of SFG

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 MCO Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

TERM	DEFINITION
EITF	Emerging Issues Task Force; a task force established by the FASB to improve financial reporting through the timely identification, discussion, and resolution of financial accounting issues within the framework of existing authoritative literature.

EMEA	Represents countries within Europe, the Middle East and Africa

Enb	Enb Consulting; an acquisition completed in December 2008; part of the MA segment; a provider of credit and capital markets training services;

EPS	Earnings per share

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Fermat	Fermat International; an acquisition completed in October 2008; part of the MA segment; a provider of risk and performance management software to the global banking industry

FIG	Financial institutions group; an LOB of MIS

FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

Fitch	Fitch Ratings, a division of the Fitch Group which is a majority-owned subsidiary of Fimalac, S.A.

FSF	Financial Stability Forum

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-7	The finance ministers and central bank governors of the group of seven countries consisting of Canada, France, Germany, Italy, Japan, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and the ECB

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

TERM	DEFINITION
LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008; consists of three LOBs – subscriptions, software and professional services

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes and Series 2007-1 Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation - which comprises the D&B business

NM	Percentage change is not-meaningful

NMR	Nielsen Media Research, Inc.; A spin-off of Cognizant; a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PWG	President’s Working Group on Financial Markets

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFAS	Statement of Financial Accounting Standards

SFAS No. 87	SFAS No. 87, “Employers’ Accounting for Pensions”

SFAS No. 88	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits”

TERM	DEFINITION
SFAS No. 109	SFAS No. 109, “Accounting for Income Taxes”

SFAS No. 112	SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”

SFAS No. 123	SFAS No. 123 “Accounting for Stock-Based Compensation”

SFAS No. 123R	SFAS No. 123R, “Share-Based Payment” (Revised 2004)

SFAS No. 132R	SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106” (Revised 2003)

SFAS No. 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS No. 141R	SFAS No. 141R, “Business Combinations” (Revised 2007)

SFAS No. 142	SFAS No. 142, “Goodwill and Other Intangible Assets”

SFAS No. 144	SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

SFAS No. 146	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS No. 157	SFAS No. 157, “Fair Value Measurements”

SFAS No. 157	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”

SFAS No. 159	“The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”

SFAS No. 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”

SFAS No. 161	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133”

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Stock Plans	The 1998 Plan and the 2001 Plan

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 MCO Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

TERM	DEFINITION
2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved on December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved on March 27, 2009

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$450.7	$487.6	$859.6	$918.3

Expenses
Operating	128.0	123.3	250.4	243.2
Selling, general and administrative	116.7	114.0	226.9	213.7
Restructuring	3.1	(0.2)	14.9	(0.9)
Depreciation and amortization	15.7	16.8	31.3	29.3

Total expenses	263.5	253.9	523.5	485.3

Operating income	187.2	233.7	336.1	433.0

Non-operating (expense) income, net
Interest (expense) income, net	(6.1)	(12.4)	(9.4)	(23.9)
Other non-operating (expense) income, net	(6.5)	2.5	(10.5)	11.4

Total non-operating (expense) income, net	(12.6)	(9.9)	(19.9)	(12.5)

Income before provision for income taxes	174.6	223.8	316.2	420.5
Provision for income taxes	63.6	86.2	114.1	161.7

Net income	111.0	137.6	202.1	258.8
Less: Net income attributable to noncontrolling interests	1.7	2.4	2.6	2.9

Net income attributable to Moody’s	$109.3	$135.2	$199.5	$255.9

Earnings per share attributable to Moody’s common shareholders
Basic	$0.46	$0.55	$0.85	$1.04

Diluted	$0.46	$0.54	$0.84	$1.03

Weighted average number of shares outstanding
Basic	236.1	244.6	235.8	246.0

Diluted	238.1	248.1	237.3	249.5

Dividends declared per share attributable to Moody’s common shareholders	$0.10	$0.10	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$392.8	$245.9
Short-term investments	4.9	7.1
Accounts receivable, net of allowances of $28.3 in 2009 and $23.9 in 2008	407.6	421.8
Deferred tax assets, net	31.2	26.5
Other current assets	64.1	107.8

Total current assets	900.6	809.1
Property and equipment, net of accumulated depreciation of $152.7 in 2009 and $130.4 in 2008	267.6	247.7
Goodwill	344.6	338.0
Intangible assets, net	106.7	114.0
Deferred tax assets, net	206.6	220.1
Other assets	47.7	44.5

Total assets	$1,873.8	$1,773.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$262.0	$240.4
Commercial paper	370.4	104.7
Revolving credit facility	210.0	613.0
Deferred revenue	462.7	435.0

Total current liabilities	1,305.1	1,393.1
Non-current portion of deferred revenue	108.4	114.8
Long-term debt	750.0	750.0
Deferred tax liabilities, net	15.7	19.0
Unrecognized tax benefits	156.9	185.1
Other liabilities	287.2	297.5

Total liabilities	2,623.3	2,759.5

Contingencies (Note 11)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2009 and December 31, 2008	3.4	3.4
Capital surplus	380.7	392.7
Retained earnings	3,199.0	3,023.2
Treasury stock, at cost; 106,585,040 and 107,757,537 shares of common stock at June 30, 2009 and December 31, 2008, respectively	(4,310.3)	(4,361.6)
Accumulated other comprehensive loss	(30.1)	(52.1)

Total Moody’s shareholders’ deficit	(757.3)	(994.4)
Noncontrolling interests	7.8	8.3

Total shareholders’ deficit	(749.5)	(986.1)

Total liabilities and shareholders’ deficit	$1,873.8	$1,773.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$202.1	$258.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	31.3	29.3
Stock-based compensation expense	30.6	29.2
Excess tax benefits from stock-based compensation plans	(2.9)	(5.5)
Legacy Tax	—	(7.8)
Changes in assets and liabilities:
Accounts receivable	15.9	32.1
Other current assets	42.6	0.6
Other assets	(2.7)	27.9
Accounts payable and accrued liabilities	(11.2)	(137.2)
Restructuring	9.4	(17.6)
Deferred revenue	15.5	7.4
Unrecognized tax benefits	3.8	19.3
Other liabilities	(9.9)	12.2

Net cash provided by operating activities	324.5	248.7

Cash flows from investing activities
Capital additions	(34.8)	(44.0)
Purchases of short-term investments	(2.3)	(6.1)
Sales and maturities of short-term investments	4.4	6.9
Cash paid for acquisitions, net of cash acquired	(0.9)	(38.6)
Insurance recovery	—	0.9

Net cash used in investing activities	(33.6)	(80.9)

Cash flows from financing activities
Borrowings under revolving credit facilities	2,232.0	425.0
Repayments of borrowings under revolving credit facilities	(2,635.0)	—
Issuance of commercial paper	5,013.6	7,655.7
Repayments of commercial paper	(4,747.9)	(8,105.5)
Proceeds from term loan	—	150.0
Net proceeds from stock-based compensation plans	12.4	16.5
Cost of treasury shares repurchased	—	(327.9)
Excess tax benefits from stock-based compensation plans	2.9	5.5
Payment of dividends to MCO shareholders	(47.2)	(49.2)
Payment of dividends to noncontrolling interests	(2.9)	(2.0)
Debt issuance costs and related fees	—	(0.7)
Payments under capital lease obligations	(0.8)	(0.9)

Net cash used in financing activities	(172.9)	(233.5)

Effect of exchange rate changes on cash and cash equivalents	28.9	19.5

Net increase (decrease) in cash and cash equivalents	146.9	(46.2)
Cash and cash equivalents, beginning of the period	245.9	426.3

Cash and cash equivalents, end of the period	$392.8	$380.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings and related research, data and analytical tools, (ii) quantitative credit risk measures, risk scoring software, and credit portfolio management solutions and (iii) securities pricing software and valuation models. Moody’s operates in two reportable segments: Moody’s Investors Service and Moody’s Analytics. The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing software and valuation models, and specialized professional services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2008 annual report on Form 10-K filed with the SEC on March 2, 2009. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock compensation cost	$16.1	$18.0	$30.6	$29.2
Tax benefit	$5.9	$6.7	$11.3	$10.8

During the first half of 2009, the Company granted 2.6 million employee stock options, which had a weighted average grant date fair value of $8.52 per share based on the Black-Scholes option-pricing model. The Company also granted 0.6 million shares of restricted stock in the first six months of 2009, which had a weighted average grant date fair value of $25.18 per share.

Unrecognized compensation expense at June 30, 2009 was $57.8 million and $42.1 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.6 years and 1.5 years, respectively.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

Stock option exercises:

	Six Months Ended June 30,
	2009	2008
Proceeds from stock option exercises	$12.1	$16.5
Aggregate intrinsic value	$8.0	$15.6
Tax benefit realized upon exercise	$3.2	$6.2

Restricted stock vesting:

	Six Months Ended June 30,
	2009	2008
Fair value of shares vested	$7.9	$22.7
Tax benefit realized upon vesting	$2.9	$8.6

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 36.4% and 38.5% for the three month periods ended June 30, 2009 and 2008, respectively and 36.1% and 38.5% for the six month periods ended June 30, 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to a larger portion of consolidated taxable income being generated from international sources, which is taxed at a lower rate than the U.S. statutory rate, net reductions to tax and tax-related liabilities in the first quarter of 2009 and a $4.3 million tax benefit related to the settlement of a Legacy Tax Matter in the second quarter of 2009. Additionally, in the second quarter of 2008 there was a $6.4 million non-taxable Legacy Tax benefit recorded in other non-operating income.

The Company classifies interest related to FIN 48 tax liabilities in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the second quarter and first six months of 2009, the Company had a net decrease in its UTBs of $9.8 million ($4.5 million, net of tax) and a net increase of $3.9 million ($4.4 million, net of tax), respectively, primarily relating to U.S. tax issues. As of June 30, 2009 approximately $32 million of UTBs are included in accounts payable and accrued liabilities.

Prepaid taxes of $29.5 million and $62.7 million at June 30, 2009 and December 31, 2008, respectively, are included in other current assets in the consolidated balance sheets.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s tax filings in New York State for the years 2004 through 2006 are currently under examination; tax filings in the U.K. for 2001 through 2006 are currently under examination by the U.K. taxing authorities; and income tax and value-added-tax filings in Italy for 2003 through 2007 are currently under examination by the Italian taxing authorities. During the second quarter of 2009, New York City concluded its tax audits for Moody’s 2001 through 2007 tax years with no material impact to the statement of operations.

For ongoing audits related to open tax years, the Company estimates that it is possible the balance of UTBs could decrease in the next twelve months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which could necessitate increases to the balance of UTBs. As the Company is unable to predict the timing or outcome of these audits, it is therefore unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure for all open tax years by tax jurisdiction in accordance with the provisions of FIN 48. Additionally, the Company is seeking tax rulings on certain tax positions which, if granted, could change the balance of UTBs over the next twelve months. However, due to the uncertainty involved with this process, MCO is unable to estimate the amount of changes to the balance of UTBs at this time.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic	236.1	244.6	235.8	246.0

Dilutive effect of shares issuable under stock-based compensation plans	2.0	3.5	1.5	3.5

Diluted	238.1	248.1	237.3	249.5

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	15.1	11.0	16.7	11.1

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2009 and 2008. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation as calculated under SFAS No. 123R.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to four months and one month to ten months as of June 30, 2009 and December 31, 2008, respectively. Interest and dividends are recorded into income when earned.

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company engages in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts are utilized to hedge exposures related to changes in FX rates. As of June 30, 2009 all FX options and forward exchange contracts had maturities between one and 14 months. The hedging program mainly utilizes FX options. The forward exchange contracts are immaterial.

The following table summarizes the notional amounts of the Company’s outstanding FX options:

	June 30, 2009	December 31, 2008
Notional amount of Currency Pair:
GBP/USD	£6.7	£7.4
EUR/USD	€12.0	€12.9
EUR/GBP	€18.0	€24.3

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 10. These interest rate swaps are designated as cash flow hedges.

The tables below reflect the expanded disclosure requirements of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which the Company implemented in the first quarter of 2009.

	Fair Value of Derivative Instruments
	Asset		Liability
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133
FX options	$2.7	$4.9	$—	$—
Interest rate swaps	—	—	7.3	10.7

Total	$2.7	$4.9	$7.3	$10.7

The fair value of FX options and interest rate swaps are included in other current assets and other liabilities, respectively, in the consolidated balance sheets at June 30, 2009 and December 31, 2008.

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008		2009	2008
FX options	$(0.2)	$(0.3)	Revenue	$0.6	$(0.4)	Revenue	$—	$—

Interest rate swaps	1.8	1.1	Interest expense	—	—	N/A	—	—

Total	$1.6	$0.8		$0.6	$(0.4)		$—	$—

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008		2009	2008
FX options	$0.2	$(2.3)	Revenue	$0.9	$(0.6)	Revenue	$(0.2)	$—

Interest rate swaps	2.0	1.1	Interest expense	—	—	N/A	—	—

Total	$2.2	$(1.2)		$0.9	$(0.6)		$(0.2)	$—

All gains and losses on hedging instruments are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings as the underlying transaction is recognized. The existing realized gains as of June 30, 2009 expected to be reclassified to earnings in the next twelve months are $1.4 million, net of tax.

The cumulative amount of unrecognized hedge gains (losses) recorded in AOCI is as follows:

	June 30, 2009	December 31, 2008
	Unrecognized Gains/ (Losses), net of tax
FX options	$1.6	$2.2
Interest rate swaps	(4.9)	(6.9)

Total	$(3.3)	$(4.7)

NOTE 7. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2009			Year Ended December 31, 2008
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$10.6	$327.4	$338.0	$11.4	$168.5	$179.9
Additions	—	3.8	3.8	1.4	158.7	160.1
FX translation	0.1	2.7	2.8	(2.2)	0.2	(2.0)

Ending balance	$10.7	$333.9	$344.6	$10.6	$327.4	$338.0

The purchase price allocation for acquisitions made in the fourth quarter of 2008 is subject to adjustment as more detailed analyses are completed and additional information about fair value of assets and liabilities become available. Changes in the fair value of the net assets acquired could impact the amount of the purchase price allocable to goodwill.

Acquired intangible assets and related amortization consisted of:

	June 30, 2009	December 31, 2008
Customer lists	$81.0	$80.5
Accumulated amortization	(40.6)	(37.7)

Net customer lists	40.4	42.8

Trade secret	25.5	25.5
Accumulated amortization	(7.6)	(6.6)

Net trade secret	17.9	18.9

Software	55.7	55.2
Accumulated amortization	(13.9)	(11.0)

Net software	41.8	44.2

Other	28.6	28.2
Accumulated amortization	(22.0)	(20.1)

Net other	6.6	8.1

Total acquired intangible assets, net	$106.7	$114.0

Other intangible assets primarily consist of databases, trade names and covenants not to compete.

Amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amortization expense	$4.2	$2.7	$8.2	$5.4

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2009 (after June 30)	$8.4
2010	15.5
2011	14.4
2012	13.7
2013	13.5
Thereafter	41.2

Intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the three and six months ended June 30, 2009 there were no impairments to goodwill; however $0.2 million of intangible assets written off in the first quarter of 2009 was included in the restructuring charge as further discussed in Note 8 below.

NOTE 8. RESTRUCTURING

The Company’s restructuring accounting comes under the scope of the following GAAP: SFAS No. 112 for severance relating to employee terminations, SFAS No. 88 for pension settlements and curtailments, SFAS No. 144 for asset impairments and SFAS No. 146 for contract termination costs and other exit activities.

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. This will result in a total estimated restructuring charge between $14 million to $16 million. The 2009 Restructuring Plan consists of headcount reductions of approximately $11 million to $12 million as well as contract termination costs and the potential divestiture of non-strategic assets totaling $3 million to $4 million. The Company’s plan includes closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. There was $0.2 million in accelerated amortization for intangible assets recognized in the first quarter of 2009 relating to the closure of the Jakarta, Indonesia office. The 2009 Restructuring Plan will result in a global headcount reduction between 120 and 170 positions, representing 3% to 4% of the Company’s workforce as of December 31, 2008. The entire charge, except for $0.2 million of intangible assets written off relating to the Indonesia office closure, will result in cash outlays that will be substantially paid out over the next twelve months. The 2009 Restructuring Plan is expected to be substantially complete by December 31, 2009.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that reduced global head count by approximately 275 positions, or approximately 7.5% of the workforce, in response to the Company’s reorganization announced in August 2007 and a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the 2007 Restructuring Plan was a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA and (iii) an anticipated decline in new securities issuance in some market sectors. The 2007 Restructuring Plan also called for the termination of technology contracts as well as the outsourcing of certain technology functions. The cumulative amount of expense incurred from inception through June 30, 2009 for the 2007 Restructuring Plan was $48.4 million. The 2007 Restructuring Plan was substantially complete as of December 31, 2008.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

2007 Restructuring Plan	$0.3	$(0.2)	$0.9	$(0.9)

2009 Restructuring Plan	2.8	—	14.0	—

Total	$3.1	$(0.2)	$14.9	$(0.9)

The expense related to the 2007 Restructuring Plan primarily reflects adjustments to previous estimates.

Changes to the restructuring liability during the first six months of 2009 were as follows:

	Employee Termination Costs			Contract Termination Costs	Total Restructuring Liability
	Severance	Pension Settlements	Total
Balance at December 31, 2008	$1.5	$8.1	$9.6	$1.8	$11.4
2007 Restructuring Plan:
Costs incurred and adjustments	—	—	—	0.9	0.9
Cash payments	(1.4)	—	(1.4)	(2.0)	(3.4)
2009 Restructuring Plan:
Costs incurred and adjustments	11.4	—	11.4	2.4	13.8
Cash payments	(1.9)	—	(1.9)	—	(1.9)

Balance at June 30, 2009	$9.6	$8.1	$17.7	$3.1	$20.8

As of June 30, 2009, the remaining restructuring liability relating to severance and contract termination costs of $12.7 million is expected to be paid out during the years ending December 31, 2009 and 2010. Payments related to the $8.1 million unfunded pension liability will commence when the affected employees reach retirement age beginning in September 2009. The 2009 pension payments are not expected to be material and will continue in accordance with the provisions of the Post-Retirement Plans.

Severance and contract termination costs of $12.7 million and $3.3 million as of June 30, 2009 and December 31, 2008, respectively, are recorded in accounts payable and accrued liabilities in the Company’s consolidated balance sheets. Additionally, the $8.1 million of pension settlements is recorded within other liabilities as of June 30, 2009 and December 31, 2008.

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

Effective January 1, 2008, the Company no longer offers DBPPs to employees hired or rehired on or after January 1, 2008 and new hires instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan benefit formulas.

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Post-Retirement Plans
	2009	2008	2009	2008
Components of net periodic expense
Service cost	$3.0	$3.2	$0.2	$0.2
Interest cost	2.4	2.5	0.2	0.2
Expected return on plan assets	(2.5)	(2.5)	—	—
Amortization of net actuarial loss from earlier periods	0.1	0.1	—	—
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—
Curtailment loss	—	1.0	—	—
Cost of special termination benefits	—	2.8	—	—

Net periodic expense	$3.1	$7.2	$0.4	$0.4

	Six Months Ended June 30,
	Pension Plans		Other Post-Retirement Plans
	2009	2008	2009	2008
Components of net periodic expense
Service cost	$6.1	$6.2	$0.4	$0.4
Interest cost	4.9	4.9	0.4	0.3
Expected return on plan assets	(5.0)	(5.0)	—	—
Amortization of net actuarial loss from earlier periods	0.3	0.1	—	—
Amortization of net prior service costs from earlier periods	0.2	0.2	—	—
Curtailment loss	—	1.0	—	—
Cost of special termination benefits	—	2.8	—	—

Net periodic expense	$6.5	$10.2	$0.8	$0.7

The curtailment loss and the cost of special termination benefits in 2008 relates to the accelerated recognition of prior service costs for a participant in the Company’s Supplemental Executive Benefit Plan.

The Company made payments of $1.0 million to its unfunded DBPPs and $0.6 million to its other post-retirement plans during the six months ended June 30, 2009. The Company presently anticipates making additional payments of $0.5 million to its unfunded DBPPs and $0.3 million to its other post-retirement plans during the remainder of 2009.

NOTE 10. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2009	December 31, 2008
2007 Facility	$210.0	$613.0
Commercial paper, net of unamortized discount of $0.1 at 2009 and $0.3 at 2008	370.4	104.7
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	150.0

Total Debt	1,330.4	1,467.7
Current portion	(580.4)	(717.7)

Total long-term debt	$750.0	$750.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as of June 30, 2009 and December 31, 2008 was 0.6% and 1.47%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.6% and 2.08% as of June 30, 2009 and December 31, 2008, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On September 7, 2007, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its 6.06% Series 2007-1 Senior Unsecured Notes due 2017 pursuant to the 2007 Agreement. The Series 2007-1 Notes have a ten-year term and bear interest at an annual rate of 6.06%, payable semi-annually on March 7 and September 7. Under the terms of the 2007 Agreement, the Company may, from time to time within five years, in its sole discretion, issue additional series of senior notes in an aggregate principal amount of up to $500.0 million pursuant to one or more supplements to the 2007 Agreement. The Company may prepay the Series 2007-1 Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make Whole Amount. The 2007 Agreement contains covenants that limit the ability of the Company, and certain of its subsidiaries to, among other things: enter into transactions with affiliates, dispose of assets, incur or create liens, enter into any sale-leaseback transactions, or merge with any other corporation or convey, transfer or lease substantially all of its assets. The Company must also not permit its Debt/EBITDA ratio to exceed 4.0 to 1.0 at the end of any fiscal quarter.

On September 30, 2005, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes due 2015 pursuant to the 2005 Agreement. The Series 2005-1 Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. Proceeds from the sale of the Series 2005-1 Notes were used to refinance $300.0 million aggregate principal amount of the Company’s outstanding 7.61% senior notes which matured on September 30, 2005. In the event that Moody’s pays all, or part, of the Series 2005-1 Notes in advance of their maturity, such prepayment will be subject to a Make Whole Amount. The Series 2005-1 Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements.

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

At June 30, 2009, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2009, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expense on borrowings	$(12.5)	$(14.3)	$(24.4)	$(29.7)
Income	0.6	3.2	1.4	10.2

FIN 48 and other tax related interest	(0.7)	(3.7)	6.7	(6.8)

Interest capitalized	—	0.1	0.4	0.1
Legacy Tax (a)	6.5	2.3	6.5	2.3

Total interest expense, net	$(6.1)	$(12.4)	$(9.4)	$(23.9)

(a)

The 2009 amount represents interest income related to the favorable settlement of the 1993 – 1996 Legacy Tax Matter, as further discussed in Note 11 below; the 2008 amount represents a reduction of accrued interest due to the favorable resolution of Legacy Tax Matters, as further discussed in Note 11 below.

Net interest expense of $9.4 million for the first six months of 2009 reflects a reduction of approximately $12 million for tax and tax-related liabilities.

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

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York. The Company has opposed the remand and expects to move to dismiss the amended consolidated complaint upon resolution of the remand motion. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities. On July 6, 2009, W. A. Sokolowski, a purported shareholder of the Company, filed a purported shareholder derivative complaint on behalf of the Company against its directors and current and former officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts claims relating to alleged mismanagement of the Company’s processes for rating structured finance transactions, alleged insider trading and causing the Company to buy back its own stock at artificially inflated prices.

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

Legacy Tax Matters

Moody’s continues to have exposure to certain Legacy Tax Matters. At June 30, 2009, Moody’s has recorded liabilities for Legacy Tax Matters totaling $54.3 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million is interest and $4.3 million is a reduction of tax expense. This settlement increased the Company’s net income by $8.2 million for both the second quarter and year to date periods in 2009. As of June 30, 2009, the Company continues to carry a liability of $1.9 million with respect to these matters.

Amortization Expense Deductions

This Legacy Tax Matter involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4M, relating to amounts due to New D&B in the three and six months ended June 30, 2008. Moody’s continues to carry a liability of $1.5 million at June 30, 2009 with respect to this matter

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of June 30, 2009, Moody’s liability with respect to this matter totaled $50.9 million, including interest.

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

NOTE 12. COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

The components of total comprehensive income, net of tax, are as follows:

	Three months ended June 30,
	2009			2008
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$109.3	$1.7	$111.0	$135.2	$2.4	$137.6
Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $0.3 million in both 2009 and 2008)	1.0	—	1.0	1.2	—	1.2
FX translation (net of tax of $2.1 million and $3.1 million in 2009 and 2008, respectively)	49.2	(0.9)	48.3	(1.4)	(1.4)	(2.8)
Net actuarial gains recognized (net of tax of $2.1 million and $0.5 million in 2009 and 2008, respectively)	3.1	—	3.1	0.8	—	0.8
Amortization of actuarial losses and prior service costs (net of tax of $0.1 million in both 2009 and 2008)	0.1	—	0.1	0.1	—	0.1

Total comprehensive income	$162.7	$0.8	$163.5	$135.9	$1.0	$136.9

	Six months ended June 30,
	2009			2008
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$199.5	$2.6	$202.1	$255.9	$2.9	$258.8
Net realized and unrealized gain/ (loss) on cash flow hedges, net of tax of $0.3 million in both 2009 and 2008.	1.5	—	1.5	(0.5)	—	(0.5)
FX translation, net of tax of $11.7 million and $2.8 million in 2009 and 2008, respectively.	17.3	(0.2)	17.1	10.1	1.1	11.2
Net actuarial gains recognized (net of tax of $2.1 million and $0.8 million in 2009 and 2008, respectively)	3.1	—	3.1	0.6	—	0.6
Amortization of actuarial losses and prior service costs (net of tax of $0.2 million and $0.1 million in 2009 and 2008, respectively)	0.3	—	0.3	0.2	—	0.2

Total comprehensive income	$221.7	$2.4	$224.1	$266.3	$4.0	$270.3

The following table summarizes the activity in the Company’s noncontrolling interests:

Balance at December 31, 2008	$8.3
Net income attributable to noncontrolling interests	2.6
Dividends declared attributable to noncontrolling interests	(2.9)
FX translation	(0.2)

Balance at June 30, 2009	$7.8

NOTE 13. SEGMENT INFORMATION

The Company operates in two reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: MIS and MA.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal. “Eliminations” in the table below represent intersegment royalty revenue/expense.

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three and six-month periods ended June 30, 2009 and 2008, and total assets by segment as of June 30, 2009 and December 31, 2008.

Financial Information by Segment

	Three Months Ended June 30,
	2009				2008
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$324.7	$140.4	$(14.4)	$450.7	$371.5	$131.8	$(15.7)	$487.6

Expenses:

Operating, SG&A	163.2	95.9	(14.4)	244.7	170.4	82.6	(15.7)	237.3

Restructuring	0.5	2.6	—	3.1	0.2	(0.4)	—	(0.2)

Depreciation and amortization	7.5	8.2	—	15.7	10.4	6.4	—	16.8

Total	171.2	106.7	(14.4)	263.5	181.0	88.6	(15.7)	253.9

Operating income	$153.5	$33.7	$—	$187.2	$190.5	$43.2	$—	$233.7

	Six Months Ended June 30,
	2009				2008
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$609.6	$279.1	$(29.1)	$859.6	$685.7	264.3	$(31.7)	$918.3

Expenses:

Operating, SG&A	315.8	190.6	(29.1)	477.3	323.8	164.8	(31.7)	456.9

Restructuring	8.1	6.8	—	14.9	(0.4)	(0.5)	—	(0.9)

Depreciation and amortization	15.2	16.1	—	31.3	17.4	11.9	—	29.3

Total	339.1	213.5	(29.1)	523.5	340.8	176.2	(31.7)	485.3

Operating income	$270.5	$65.6	$—	$336.1	$344.9	$88.1	$—	$433.0

The cumulative restructuring charges incurred since the fourth quarter of 2007 through June 30, 2009 for the MIS and MA operating segments are $47.8 million and $14.6 million, respectively.

MIS and MA Revenue by Line of Business

In August 2008, the global managed investments group within MIS moved from structured finance to the financial institutions business. Prior period amounts have been reclassified to the current year presentation. The table below presents revenue by LOB within each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
MIS:
Structured finance	$74.6	$115.6	$147.0	$218.0
Corporate finance	107.5	98.9	191.6	172.2
Financial institutions	67.3	75.1	123.6	142.1
Public, project and infrastructure finance	60.9	66.2	118.3	121.7

Total external revenue	310.3	355.8	580.5	654.0
Intersegment royalty	14.4	15.7	29.1	31.7

Total MIS	324.7	371.5	609.6	685.7

MA:
Subscription	117.8	117.1	234.8	235.3
Software	17.4	9.5	33.5	19.0
Professional Services	5.2	5.2	10.8	10.0

Total MA	140.4	131.8	279.1	264.3

Eliminations	(14.4)	(15.7)	(29.1)	(31.7)

Total MCO	$450.7	$487.6	$859.6	$918.3

Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$237.1	$263.5	$446.0	$496.4

International:
EMEA	152.1	158.8	296.6	299.2
Other	61.5	65.3	117.0	122.7

Total International	213.6	224.1	413.6	421.9

Total	$450.7	$487.6	$859.6	$918.3

Total Assets by Segment

	June 30, 2009				December 31, 2008
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$535.2	682.5	656.1	$1,873.8	$392.4	692.5	688.5	$1,773.4

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted:

In May 2009, the FASB issued SFAS No. 165 – “Subsequent Events”, which sets forth principles and disclosure requirements for events that occur after the balance sheet date. In particular, SFAS No. 165 requires disclosure of the date through which management of a company has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued. The Company has implemented the provisions of SFAS No. 165 as of June 30, 2009. The implementation did not have any impact on the Company’s consolidated financial statements.

Not Yet Adopted:

In June 2009, the FASB issued SFAS No. 167 – “Amendments to FASB Interpretation No. 46(R)”, which sets forth new guidance on the analysis that must be performed to determine if an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, SFAS No. 167 requires enhanced disclosures that will provide more transparent information about an enterprise’s involvement in a variable interest entity. The Company plans to implement the provisions of SFAS No. 167 as of January 1, 2010 and does not expect the implementation to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 – “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. SFAS No. 168 sets forth the FASB’s new codification which was first introduced in SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative GAAP. The Company will implement the provisions of this statement in its financial statements for the period ending September 30, 2009. The implementation of the standard will not have any impact on its consolidated financial statements but will require the Company to reference the new codification beginning in the third quarter of 2009.

NOTE 15. SUBSEQUENT EVENTS

On July 27, 2009, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on September 10, 2009 to shareholders of record at the close of business on August 20, 2009.

Subsequent events were evaluated by the Company through July 31, 2009 which is the date the financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 50 for a discussion of uncertainties, risks and other factors associated with these statements.

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

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, securities pricing and valuation services, and specialized professional services, including credit training. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

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

The MA segment consists of three lines of business – subscriptions, software and professional services. During the second quarter of 2009 the Company renamed its ‘consulting’ line of business within the MA operating segment to ‘professional services.’ The new name more accurately reflects the type of services rendered in this area, primarily training and other specialized projects undertaken at the request of customers. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis for an initial 12-month term, with renewal features for subsequent annual periods; the software business includes license and maintenance fees for credit risk, securities pricing and valuation software products, and the professional services business primarily includes credit training associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

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

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to adjustments made to the Company’s 2007 and 2009 Restructuring Plans, further described in Note 8 to the Company’s consolidated financial statements and to Legacy Tax Matters, further described in Note 11.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended June 30, 2009 compared with Three Months Ended June 30, 2008

Executive Summary

Moody’s revenue in 2009 of $450.7 million, which included a $17 million negative impact from FX translation, decreased $36.9 million from $487.6 million in 2008. Total expenses of $263.5 million increased $9.6 million from the prior year and included a $14 million favorable benefit related to FX translation. Operating income for the quarter was $187.2 million, a 20% decline from $233.7 million for the same period in 2008. Moody’s operating margin in 2009 was 41.5% compared to 47.9% in the prior year. Excluding the impact of restructuring in both years, operating margin was 42.2% in 2009 compared to 47.9% in 2008. Net Income for the quarter was $109.3 million, a decrease of $25.9 million, reflecting the decline in operating income combined with the increase in interest and other non-operating expenses, partially offset by a lower provision for income taxes. Diluted EPS was $0.46 in 2009, and included a benefit of $0.03 which incorporates the resolution of a Legacy Tax Matter and a charge relating to the previously disclosed 2009 Restructuring Plan. Excluding the impact of restructuring and Legacy Tax in both years, diluted EPS was $0.43, a decrease of $0.08 from 2008.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:

United States	$237.1	$263.5	(10.0)%

International:

EMEA	152.1	158.8	(4.2)%

Other	61.5	65.3	(5.8)%

Total International	213.6	224.1	(4.7)%

Total	450.7	487.6	(7.6)%

Expenses:

Operating	128.0	123.3	(3.8)%

SG&A	116.7	114.0	(2.4)%

Restructuring	3.1	(0.2)	(NM )

Depreciation and amortization	15.7	16.8	6.5%

Total	263.5	253.9	(3.8)%

Operating income	$187.2	$233.7	(19.9)%

Interest (expense) income, net	$(6.1)	$(12.4)	50.8%

Other non-operating (expense) income, net	$(6.5)	$2.5	(360.0)%

Net income attributable to Moody’s	$109.3	$135.2	(19.2)%

Global MCO revenue for the three months ended June 30, 2009 of $450.7 million declined $36.9 million from the same period in 2008. Approximately $17 million of the decrease is attributable to the negative impact of FX translation relating to the weakening of the euro to the British pound and the strengthening of the U.S. dollar to the euro and British pound. The continued decline in global MIS revenue was partially offset by some growth within the MA operating segment. Recurring revenue in 2009 was 62% of total revenue, an increase from 57% in the prior year.

Revenue in the U.S. accounted for 53% of global MCO, which is consistent with 2008. U.S. revenue declined $26.4 million from the prior year, as turbulent capital markets continued to negatively impact investors’ risk appetite and institutional and consumer borrowing.

International revenue of $213.6 million was $10.5 million lower than 2008, primarily reflecting the negative impact of FX translation, partially offset by growth from PPIF within MIS and in the MA operating segment.

The table below shows Moody’s global staffing by geographic area:

	June 30,		% change
	2009	2008
United States	2,093	2,073	1.0%

International	1,804	1,448	25.0%

Total	3,897	3,521	11.0%

Operating expenses of $128.0 million in 2009 were $4.7 million higher than the same period in 2008 due to increases in both compensation and non-compensation expenses reflecting acquisitions made in the fourth quarter of 2008. Compensation costs of $108.3 million were $3.1 million higher than the prior year primarily due to additional headcount from acquisitions, as well as an increase in incentive compensation reflecting better than expected results, partially offset by favorable changes in FX translation. Non-compensation expenses were $19.7, or a 9% increase over prior year, primarily reflecting higher costs associated with acquisitions, as well as some additional costs associated with professional services.

SG&A expenses of $116.7 million were $2.7 million higher than the prior year, reflecting an increase in non-compensation costs, partially offset by a decrease in compensation expenses and favorable changes in FX translation. Non-compensation costs of $58.8 million increased $5.4 million from the prior year due primarily to higher rent & occupancy costs in 2009 relating to the January 1, 2009 commencement of the Canary Wharf Lease in London and an increase in the allowance for uncollectible accounts due to a deterioration of liquidity caused by general economic conditions. Compensation costs were $57.9 million, down $2.7 million from the prior year primarily due to benefits realized from the 2007 and 2009 Restructuring Plans. Additionally, compensation costs in 2009 were down from the prior year due to $6 million of senior executive severance recorded in 2008. These decreases were partially offset by the impact of acquisitions made in the fourth quarter of 2008 as well as favorable changes in FX translation.

Restructuring expenses of $3.1 million increased from prior year reflecting costs associated with headcount reductions, divestiture of non-strategic assets and contract termination costs relating to office closures in accordance with the 2009 Restructuring Plan, as well as adjustments to previous estimates for the 2007 and 2009 Restructuring Plans.

Depreciation and amortization for the second quarter of 2009 of $15.7 million includes amortization of intangible assets associated with business acquisitions made in the fourth quarter of 2008. The 2008 amount reflects accelerated depreciation for the closure of the New Jersey facility of approximately $4 million.

Operating income of $187.2 million was $46.5 million lower than the prior year reflecting the 7.6% decrease in global revenue coupled with the 3.8% increase in total expenses. Changes in FX translation rates had a negative $3 million effect on operating income in 2009.

Net interest expense of $6.1 million decreased $6.3 million from the prior year. The 2009 amount reflects $6.5 million of interest income related to the favorable resolution of a Legacy Tax Matter during the quarter. Higher debt balances in 2009 were more than offset by favorable borrowing rates in the current year which reduced interest expense. Lower 2009 cash balances coupled with lower interest rate yields reduced interest income by $2.6 million.

Other non-operating (expense) income, net, was $(6.5) million in the second quarter of 2009, an increase of $9.0 million compared to the second quarter of 2008. The 2009 amount reflects $6.4 million of FX losses which was $5.5 million higher than 2008 resulting from the weakening of the euro to the British pound and the U.S. dollar. Additionally, the 2008 amount reflects a $6.4 million benefit for the reversal of a Legacy Tax Matter.

Moody’s Effective Tax Rate for the three months ended June 30, 2009 was 36.4%, or 210 bps lower than the same period in 2008. The rate in 2009 was positively impacted by $4.3 million due to the favorable resolution of a Legacy Tax Matter, as well as a higher proportion of taxable income generated in lower tax jurisdictions outside the U.S. Excluding the impact of Legacy Tax Matters and restructuring, Moody’s ETR was 38.8% for the second quarter of 2009 compared with 39.6% in the same period of 2008.

Net Income of $109.3 million was down $25.9 million compared to 2008 due to revenue declines combined with operating and non-operating expense increases, partially offset by a lower provision for income taxes. Excluding the impact of restructuring and Legacy Tax in both years, Net Income was $103.0 million in 2009, a decrease of $24.3 million from 2008.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Structured finance	$74.6	$115.6	(35.5)%
Corporate finance	107.5	98.9	8.7%
Financial institutions	67.3	75.1	(10.4)%
Public, project and infrastructure finance	60.9	66.2	(8.0)%

Total	310.3	355.8	(12.8)%

Expenses:
Operating and SG&A	163.2	170.4	4.2%
Restructuring	0.5	0.2	(150.0)%
Depreciation and amortization	7.5	10.4	27.9%

Total	171.2	181.0	5.4%

Operating income	$139.1	$174.8	(20.4)%

Global MIS revenue of $310.3 million in 2009 was $45.5 million lower than 2008 due to declines in both the U.S. and international regions. International revenue accounted for 44% of total MIS in 2009, which is in-line with 2008. Changes in FX translation had a negative $13 million impact on MIS revenue for the second quarter of 2009. Transaction-based revenue in 2009 represented 52% of total MIS revenue compared to 56% in 2008.

In the U.S., 2009 revenue was $173.7 million and decreased $25.3 million from 2008 with SFG accounting for 75% of the decline, followed by lower revenue from PPIF and FIG, partially offset by some growth from CFG.

Outside the U.S., revenue of $136.6 million was 13% lower than the prior year primarily reflecting the $13 million negative impact of changes in FX translation rates. Revenue declines continued mostly in SFG and FIG while CFG was flat and PPIF showed some growth.

Global SFG revenue decreased $41.0 million from prior year primarily due to lower revenue from Derivatives, CREF, RMBS and ABS which reflects continued declines in new issuance volumes as a result of lower securitization activity. The decrease in new issuance reflects the on-going reduced investor appetite for structured investments as well as continued high interest rate spreads and higher credit enhancements in the structured finance credit markets. In the U.S., SFG revenue was $38.2 million, a decrease of approximately $19 million from the prior year reflecting new issuance declines in all asset classes, but most significantly in Derivatives, CREF and ABS. The decline in ABS reflected lower credit card issuance due to ongoing credit concerns combined with wide interest rate spreads and a reduction in auto issuance due to lower auto sales driven by increased unemployment, a difficult consumer financing market and concerns about U.S. automaker bankruptcy proceedings. The same underlying credit and market concerns affecting U.S. ABS has also negatively impacted U.S. CREF and U.S. Derivatives. The lack of commercial real estate loan originations has significantly limited CMBS issuance. Low investor confidence in CDOs and collateralized loan obligations has greatly reduced issuance within the Derivatives sector. Internationally, revenue of $36.4 million declined $22.1 million, or 38%, from 2008 mainly attributed to Derivatives, RMBS and ABS as well as a $4 million negative FX impact.

The decrease in international SFG revenue was exacerbated by the fact that a large number of banks have moved more towards utilizing the European Central Bank for funding securitized assets since the credit crisis has removed liquidity from the market. Furthermore, the ECB only accepts Aaa-rated tranches and only requires a rating from one CRA. Transaction revenue in 2009 for global SFG was 41% compared to 56% in the prior year.

Global CFG revenue of $107.5 million increased $8.6 million from prior year reflecting strength in global investment-grade activity and in U.S. high-yield bond issuance. In the U.S., revenue was $66.7 million, an increase of $8.5 million due primarily to new issuance in speculative-grade securities which has seen lower interest rate spreads as investor confidence in the high-yield market has increased. U.S. investment-grade issuance was also up compared to prior year as investors’ refinanced debt ahead of expected maturities possibly in anticipation of increasing interest rates, potential future volatility in interest rate spreads and concerns about availability of future funding. Outside the U.S., revenue of $40.8 million was flat with the prior year as the increase in revenue from investment-grade issuance within the EMEA region was equally offset by declines in revenue from national-scale and indicative ratings within EMEA and speculative-grade ratings in the Americas region. Transaction revenue represented 67% of total CFG in 2009, an increase from 63% in 2008.

Global FIG revenue was $67.3 million for the quarter, a decrease of $7.8 million from the prior year, including a $4 million negative impact from changes in FX translation rates. Recurring revenue represented 67% of total FIG revenue, up from 61% in the same period of 2008. In the U.S., revenue of $28.6 million declined $5.7 million from the prior year, most notably in the insurance sector where the 2008 comparable issuance levels were more robust. Additionally, there was decreased revenue from the financial guarantor sector due to industry consolidation and reduced market access. Internationally, revenue in 2009 of $38.7 million decreased 5% from 2008 as increases in the insurance sector within the EMEA region were more than offset by steep declines within the EMEA and Asian banking sectors.

Global PPIF revenue of $60.9 million decreased $5.3 million from the prior year, as declines within the U.S. were only partially offset by growth internationally. U.S. revenue was $40.2 million and decreased $9.1 million, or 18%, from 2008 due primarily to low issuance volumes for municipal structured products compared to a strong prior year comparable period. Outside the U.S., revenue increased $3.8 million, or 22%, from the prior year reflecting strong growth in the EMEA infrastructure finance sector due to robust issuance in 2009. The cost of bank financing in the European markets remains high which is resulting in issuers refinancing their existing bank loans through the bond market to improve their cash flow positions. Relationship revenue in 2009 represented 41% of total PPIF, up from 36% in 2008. Changes in FX translation rates had a negative $2 million impact on international PPIF revenue in 2009.

Operating and SG&A expenses for the quarter decreased $7.2 million, primarily reflecting declines in compensation costs of $7 million and the favorable impact of changes in FX translation rates. The decrease in compensation costs was due to $6 million of senior executive severance costs included in 2008, coupled with lower stock-based compensation expense reflecting a lower Black-Scholes fair value for the 2009 awards compared to the value of the 2006-2008 awards. These were partially offset by an increase in incentive compensation during the second quarter of 2009 compared to the prior year, reflecting stronger than expected operating results. Additionally, there was an increase in the allowance for uncollectible accounts due to the deterioration of liquidity caused by general economic conditions.

Restructuring expenses reflect adjustments made to previous estimates for the 2007 and 2009 Restructuring Plans.

Depreciation and amortization expense of $7.5 million decreased $2.9 million from prior year, due primarily to accelerated depreciation for the NJ office facility closure in 2008.

Operating income of $139.1 million was $35.7 million lower than 2008 reflecting the 12.8% decline in revenue outpacing the 5.4% reduction in total expenses. Changes in FX translation rates had a negative $3 million impact on operating income for the quarter.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Subscriptions	$117.8	$117.1	0.6%
Software	17.4	9.5	83.2%
Professional Services	5.2	5.2	—

Total	140.4	131.8	6.5%

Expenses:
Operating and SG&A	81.5	66.9	(21.8)%
Restructuring	2.6	(0.4)	(NM )
Depreciation and amortization	8.2	6.4	(28.1)%

Total	92.3	72.9	(26.6)%

Operating income	$48.1	$58.9	(18.3)%

Global MA revenue of $140.4 million, including a $4 million negative impact from changes in FX translation rates, increased $8.6 million from the prior year. The increase is primarily due to contributions from business acquisitions made in the fourth quarter of 2008. Relationship revenue accounted for 91% of total MA in 2009, compared to 93% in the prior year.

In the U.S., revenue of $63.4 million decreased 2% from the prior year, with declines in subscriptions and software revenue only partially offset by an increase in professional services revenue. Internationally, revenue was $77.0 million, an increase of $9.7 million, or 14%, from 2008, driven by the strong growth in software revenue from business acquisitions.

Global subscriptions revenue was relatively flat with prior year as lower demand for historical ratings and credit default data was replaced with higher demand for subscriptions that provide institutions the information necessary to manage their investments, analyze macroeconomic conditions and measure credit risk for a borrower or transaction. The $7.9 million increase in software is almost entirely attributable to business acquisitions made in the fourth quarter of 2008. In professional services, 2009 revenue was flat with 2008 reflecting reduced customer spending on training services, offset by an increase in specialized project services.

Operating and SG&A expenses of $81.5 million were $14.6 million higher than 2008 due primarily to the increase in compensation expenses reflecting approximately 400 additional headcount at June 30, 2009 compared to 2008. The increase in headcount and corresponding increase in compensation expense is attributable to the business acquisitions made in the fourth quarter of 2008, partially offset by benefits realized from the 2009 Restructuring Plan and favorable changes in FX translation. Non-compensation expenses of $28 million in 2009 increased approximately $7 million from the prior year in areas such as rent, T&E, marketing and subscriptions due primarily to business acquisitions. Additionally, non-compensation expense increased due to additional allowance for uncollectible accounts resulting from the deterioration of liquidity caused by general economic conditions.

Restructuring expenses increased $3.0 million from prior year, primarily due to costs associated with the divestiture of non-strategic assets and contract termination costs for office closures in accordance with the 2009 Restructuring Plan. Additionally, restructuring expenses for the three-months ended June 30, 2009 and 2008 reflect adjustments made to previous estimates for the 2009 and 2007 Restructuring Plans.

Depreciation and amortization expenses increased $1.8 million from prior year, reflecting additional amortization for intangible assets obtained from 2008 business acquisitions.

Operating income of $48.1 million decreased $10.8 million, due to the increase in total expenses outpacing the increase in global MA revenue. Excluding restructuring in both years, operating income in 2009 was $50.7 million, a decrease of $7.8 million from the prior year.

Results of Operations

Six Months Ended June 30, 2009 compared with Six Months Ended June 30, 2008

Executive Summary

Moody’s revenue for the first six months of 2009 totaled $859.6 million, a decrease of $58.7 million from 2008, and included a $37 million negative impact from changes in FX translation rates. Total expenses for the year-to-date period were $523.5 million, an increase of $38.2 million from 2008, including a $32 million favorable impact from changes in FX translation rates. First half 2009 operating income of $336.1 million was down $96.9 million compared to the same period of 2008. Excluding the impact of restructuring in both years, operating income was $351.0 million in 2009, a decrease of $81.1 million from the prior year. Diluted EPS of $0.84 for the first half of 2009 included a net impact of $0.01 per share related to restructuring actions partially offset by the favorable resolution of a Legacy Tax Matter. Excluding these items in both periods, diluted EPS of $0.85 decreased $0.14, or 14%, from $0.99 for the first half of 2008.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
United States	$446.0	$496.4	(10.2)%

International:
EMEA	296.6	299.2	(0.9)%
Other	117.0	122.7	(4.6)%

Total International	413.6	421.9	(2.0)%

Total	859.6	918.3	(6.4)%

Expenses:
Operating	250.4	243.2	(3.0)%
SG&A	226.9	213.7	(6.2)%
Restructuring	14.9	(0.9)	(NM )
Depreciation and amortization	31.3	29.3	(6.8)%

Total	523.5	485.3	(7.9)%

Operating income	$336.1	$433.0	(22.4)%

Interest (expense) income, net	$(9.4)	$(23.9)	60.7%
Other non-operating (expense) income, net	$(10.5)	$11.4	(192.1)%
Net income attributable to Moody’s	$199.5	$255.9	(22.0)%

Global revenue of $859.6 million for the first half of 2009 decreased $58.7 million from 2008, or $21.5 million excluding unfavorable FX movements, due to declines in MIS partially offset by some growth in the MA operating segment. Transaction revenue accounted for 36% of global MCO revenue in 2009 compared to 40% in the prior year.

In the U.S., revenue declined $50.4 million with 93% attributable to the MIS segment reflecting the weak credit markets continuing to impede overall new issuance activity.

International revenue of $413.6 million was $8.3 million lower than the prior year. The decrease reflects significant declines in SFG revenue within the MIS operating segment, combined with a $36.4 million unfavorable impact from changes in FX translation rates in 2009. Excluding the impact of FX translation, international revenue for the first half of 2009 was $450.0 million, or $28.1 million higher than the first half of 2008 reflecting benefits realized from acquisitions made in the MA segment in the fourth quarter of 2008.

Total expenses for the first half of 2009 were $523.5 million, an increase of $38.2 million from 2008. The increase primarily reflects the impact of acquisitions made in the fourth quarter of 2008, costs associated with the 2009 Restructuring Plan and higher depreciation and amortization expenses from intangible assets acquired in the fourth quarter of 2008. Also contributing to the increase were expenses relating to rent and occupancy costs for the Canary Wharf Lease in London, additional allowance for uncollectible accounts receivable and higher professional fees. These increases were partially offset by favorable changes in FX translation rates during the first half of 2009.

Operating expenses were $250.4 million, an increase of $7.2 million from the prior year resulting primarily from higher non-compensation costs of $5.3 million. Non-compensation costs in 2009 were $38.8 million, an increase of 16% from the prior year, primarily reflecting costs associated with outsourced technology services. Compensation expenses for the first half of 2009 were $211.6 million, a slight increase from $209.6 million in the prior year period due to additional headcount from acquisitions made in the fourth quarter of 2008, partially offset by the positive impact of the 2007 and 2009 Restructuring Plans and FX translation.

SG&A expenses of $226.9 million were $13.2 million higher than the prior year. The increase is primarily due to non-compensation costs, which reflects higher rent expense relating to the Canary Wharf lease in London and additional bad debt expense due to the deterioration of liquidity caused by general economic conditions. Compensation costs of $117.2 million for the first half of 2009 were flat compared to the same period in 2008 as the benefits realized from the 2007 and 2009 Restructuring Plans and favorable impact of FX translation were offset by the increase in incentive compensation to reflect better than expected results and costs associated with additional headcount from acquisitions made in the fourth quarter of 2008. Additionally, the first half of 2008 includes $6 million of senior executive severance costs that did not recur in 2009.

Operating income of $336.1 million decreased $96.9 million from the prior year due to the 6.4% revenue decline coupled with the 7.9% increase in total expenses. Excluding the impact of restructuring in both years, operating income of $351.0 million decreased $81.1 million.

Net interest expense for the first half of 2009 was $9.4 million compared to $23.9 million for the same period in 2008. The change is due primarily to a $6.5 million favorable resolution of a Legacy Tax Matter recognized in the second quarter of 2009 combined with an interest expense reduction of approximately $12 million for tax and tax-related liabilities recorded in the first quarter of 2009. Additionally, year-to-date interest income is down $9 million compared to prior year due to lower average cash balances as operating cash flow was used to pay down outstanding debt as well as lower interest rate yields.

Other non-operating (expense) income in 2009 was $(10.5) million, an increase of $21.9 million from the prior year due primarily to FX losses of $11 million in 2009 compared to FX gains of $8 million in 2008. Additionally, the 2008 amount reflects a $6 million benefit from the reversal of a Legacy Tax Matter.

Moody’s ETR for the first half of 2009 was 36.1%, or 240 bps lower than the prior year, reflecting a higher amount of taxable income generated in lower tax jurisdictions outside the U.S., the non-taxable $12 million interest expense adjustment noted above and a $4.3 million Legacy Tax adjustment recorded in the second quarter of 2009. The 2008 rate reflects $6 million of a Legacy Tax settlement recorded in other non-operating income. Excluding the Legacy Tax Matters in both years, the ETR in 2009 of 37.4% decreased 160 bps from 2008.

Net Income in 2009 of $199.5 million, or $0.84 per diluted share decreased $56.4 million or $0.19 per diluted share from 2008. Excluding the impact of restructuring and Legacy Tax Matters in both years, Net Income for the first half of 2009 decreased $46.9 million to $200.6 million, or $0.85 per diluted share, from $0.99 in the same period of 2008.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Structured finance	$147.0	$218.0	(32.6)%
Corporate finance	191.6	172.2	11.3%
Financial institutions	123.6	142.1	(13.0)%
Public, project and infrastructure finance	118.3	121.7	(2.8)%

Total	580.5	654.0	(11.2)%

Expenses:
Operating and SG&A	315.8	323.8	2.5%
Restructuring	8.1	(0.4)	(NM )
Depreciation and amortization	15.2	17.4	12.6%

Total	339.1	340.8	0.5%

Operating income	$241.4	$313.2	(22.9)%

Global MIS revenue for the first half of 2009 of $580.5 million decreased $73.5 million, or $43.3 million excluding changes in FX translation rates, compared to the same period in 2008. The decrease from prior year primarily reflects the decline in new issuance activity within SFG, partially offset by strong issuance from CFG. Transaction revenue for total MIS in 2009 was 49% compared to 53% in 2008.

In the U.S., revenue was $319.1 million, a decrease of $46.7 million or 13% from prior year, with 88% of the decline attributable to SFG. Outside the U.S., revenue of $261.4 million declined 9%, primarily due to SFG, partially offset by growth from CFG and PPIF in EMEA due to higher issuance volumes. Changes in FX translation rates had a negative $29.6 million impact on international revenue in 2009.

Global SFG revenue of $147.0 million decreased $71.0 million reflecting the continued slowdown of new issuance in the securitization markets due to reduced investor appetite for structured investments as well as continued high interest rate spreads and higher credit enhancements in the structured finance credit markets. Transaction revenue in 2009 accounted for 38% of total SFG revenue, compared to 53% in the prior year. In the U.S., revenue of $68.6 million dropped $40.9 million from 2008 and represented 47% of global, a decrease from 50% in the prior year period. Declines were most prevalent in the ABS, CREF and Derivatives sectors. Internationally, revenue of $78.4 million declined $30.1 million, with approximately half of the decrease occurring within EMEA Derivatives. Unfavorable changes in FX translation rates had a $9 million impact on international SFG revenue for the first half of 2009.

Global CFG revenue of $191.6 million increased $19.4 million from the prior year, including an $8 million unfavorable impact from changes in FX translation rates. Transaction revenue for the first half of 2009 represented 64% of total CFG compared to 59% in the same period of 2008. In the U.S., revenue was $120.3 million, an increase of $16.7 million, or 16%, from the prior year due to strong issuance activity in the high-yield and investment-grade bond markets, partially offset by continued declines from rating bank loans. U.S. revenue accounted for 63% of global SFG compared to 60% in the prior year period. The increase in investment-grade revenue primarily occurred in the first quarter of 2009, although some growth over prior year was noted in the second quarter of 2009 as well. The growth reflects the increase in the number of companies refinancing debt ahead of expected maturities to take advantage of favorable interest rates within the corporate finance markets and to improve liquidity. The activity in the high-yield U.S. markets increased revenue by approximately $14 million with the growth primarily occurring in the second quarter of 2009, as interest rate spreads compared to the U.S. Treasury dropped throughout the year reflecting increased investor confidence in the high-yield market. Internationally, revenue for the first half of 2009 was $71.3 million, an increase of 4% from 2008 driven entirely by strong growth in investment-grade bond issuance reflecting early debt refinancing partially offset by an $8 million negative impact from FX translation rates.

Global FIG revenue of $123.6 million declined $18.5 million from the prior year, with the U.S. comprising 75% of the decrease. Transaction revenue in 2009 accounted for 29% of total FIG, compared to 38% in the prior year period reflecting the decline in new issuance activity. In the U.S., 2009 revenue of $51.5 million dropped $13.9 million from 2008, primarily within the insurance and banking sector reflecting a de-leveraging and recapitalization process, as well as a robust prior year comparable period. Outside the U.S., revenue was $72.1 million, a decrease of 6% from prior year, due entirely to declines in the banking sector primarily within EMEA, partially offset by growth within the insurance and managed investments sectors. Changes in FX translation rates had a negative $8 million impact on international revenue in the first half of 2009.

Global PPIF revenue was $118.3 million, a decrease of $3.4 million from the prior year, reflecting declines in the U.S. partially offset by growth internationally. Revenue generated from new transactions in 2009 represented 59% of global PPIF compared to 61% in the prior year. In the U.S., PPIF revenue of $78.7 million decreased $8.6 million from 2008, due to declines in municipal structured products, partially offset by some growth in infrastructure finance debt obligations. Outside the U.S., revenue of $39.6 million grew $5.2 million, or 15%, from the prior year. Excluding the $4.8 million unfavorable impact of changes in FX translation rates, international revenue grew $10 million.

Operating and SG&A expenses for the first half of 2009 decreased $8.0 million, primarily reflecting declines in compensation costs of $10 million and the favorable impact of changes in FX translation rates, partially offset by an increase in non-compensation costs. The decrease in compensation costs was due to benefits realized from the 2007 and 2009 Restructuring Plans, $6 million of senior executive severance costs included in 2008, and lower stock-based compensation expense reflecting a lower Black-Scholes fair value for the 2009 awards compared to the value of the 2006-2008 awards. These decreases were partially offset by an increase in incentive compensation during the first half of 2009 compared to the prior year, reflecting better than expected operating results. The increase in non-compensation expense consisted of an increase in rent and occupancy costs for the Canary Wharf Lease and higher allowance for uncollectible accounts due to the deterioration of liquidity caused by general economic conditions.

Restructuring expenses reflect costs associated with the 2009 Restructuring Plan as well adjustments made to previous estimates for the 2007 Restructuring Plan.

Depreciation and amortization expense of $15.2 million decreased $2.2 million from prior year, due primarily to the 2008 accelerated depreciation for the New Jersey office facility closure.

Operating income of $241.4 million was $71.8 million lower than 2008 primarily reflecting the 11.2% decline in revenue. Changes in FX translation rates had a negative $7 million impact on operating income for the first half of 2009.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Subscriptions	$234.8	$235.3	(0.2)%
Software	33.5	19.0	76.3%
Professional Services	10.8	10.0	8.0%

Total	279.1	264.3	5.6%

Expenses:
Operating and SG&A	161.5	133.1	(21.3)%
Restructuring	6.8	(0.5)	(NM )
Depreciation and amortization	16.1	11.9	(35.3)%

Total	184.4	144.5	(27.6)%

Operating income	$94.7	$119.8	(21.0)%

Global MA revenue of $279.1 million increased $14.8 million from the prior year, with the growth generated entirely from outside the U.S., despite a negative $7 million impact from changes in FX translation. Recurring revenue for the first half of 2009 of 91% was slightly lower than the 93% in 2008 reflecting higher software revenue which is primarily transaction-based.

In the U.S., revenue was $126.9 million, a decrease of $3.7 million from the prior year, with 78% of the decline from lower subscription revenue. Outside the U.S., revenue of $152.2 million increased $18.5 million, driven by higher software revenue which was associated with acquisitions made in the fourth quarter of 2008. Excluding the impact of changes in FX translation rates, international MA revenue in 2009 increased $25.5 million compared to the first half of 2008.

Operating and SG&A expenses of $161.5 million, increased $28.4 million from the prior year, reflecting higher compensation and non-compensation costs associated with acquisitions made in the fourth quarter of 2008. Compensation expenses were $108.0 million for the first half of 2009, an increase of $11.7 million from the same period in 2008, associated with approximately 400 additional headcount added since June of last year primarily from acquisitions made in the fourth quarter of 2008. The increase in compensation expense was partially offset by a favorable FX impact and lower incentive compensation reflecting weaker than expected operating results. Non-compensation expenses were $53.5 million, an increase of approximately $17 million, due primarily to higher rent and occupancy costs for the Canary Wharf Lease, T&E to support business growth and a higher allowance for doubtful accounts. Additionally, acquisitions made in the fourth quarter of prior year added to the increase in non-compensation costs.

Restructuring expenses of $6.8 million for the first half of 2009 reflect costs associated with headcount reductions, contract termination costs for office closures, and the divestiture of non-strategic assets in accordance with the 2009 Restructuring Plan, as well as some adjustments made to previous estimates for the 2007 Restructuring Plan.

Depreciation and amortization expense of $16.1 million increased $4.2 million from the prior year, due primarily to higher amortization relating to the addition of intangible assets from business acquisitions made in the fourth quarter of 2008. Additionally, the 2008 amounts reflect accelerated amortization relating to the closure of the New Jersey office facility.

Operating income of $94.7 million dropped $25.1 million from the prior year reflecting the 5.6% increase in revenue more than offset by the 27.6% increase in total expenses. Excluding the impact of restructuring, operating income for the first half of 2009 was $101.5 million, a decrease of $17.8 million, or 15% from the same period in 2008.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations and from financing activities. The Company had net repayments on borrowings of $137.3 million during the six months ended June 30, 2009.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change
	2009	2008
Net cash provided by operating activities	$324.5	$248.7	$75.8
Net cash used in investing activities	$(33.6)	$(80.9)	$47.3
Net cash used in financing activities	$(172.9)	$(233.5)	$60.6

Net cash provided by operating activities

The following change in non-cash and other one-time items impacted cash provided by operating activities in 2009 compared to 2008, relative to net income:

•	A $7.8 million non-cash expense reduction related to the resolution of a Legacy Tax Matter in the second quarter of 2008.

The $75.8 million increase in net cash flows provided by operating activities resulted from changes in assets and liabilities discussed below and the change in the non-cash item discussed above, partially offset by a decrease in net income of $56.7 million:

•

A $126 million increase attributed to a reduction in payments of accounts payable and accrued liabilities outstanding at year end primarily reflecting lower 2008 incentive compensation payouts made in the first quarter of 2009 due to weaker financial performance in 2008 compared to 2007 as well as lower accrued taxes resulting primarily from the decrease in pre-tax income;

•

A $27 million increase relating to the $14.9 million restructuring charge taken in the first half of 2009 coupled with lower payments in 2009 compared to 2008 attributable to the 2007 Restructuring Plan;

•	A $42 million increase attributable to a reduction in other current assets due primarily to a reduction in prepaid taxes which were used for 2009 estimated income tax payments;

Partially offset by:

•

A $22 million decrease from other liabilities primarily reflecting a $10 million payment for interest to settle a tax audit for the 2001-2007 tax years and a $12 million reduction of accrued interest for UTB’s;

•	A decrease of approximately $33 million due to a refund of a deposit from the IRS in March 2008 in connection with a Legacy Tax Matter;

•	A $16 million decrease from UTB’s primarily related to a $19 million payment for the settlement of a tax audit for the 2001-2007 tax years.

Net cash used in investing activities

The $47.3 million decrease in cash used for investing activities was primarily due to acquisitions in the first quarter of 2008. Cash paid for capital expenditures during the six-months ended June 30, 2009 primarily reflects costs incurred for on-going technology projects to improve the Company’s internal computer systems and to build out the Company’s Canary Wharf location in London, England.

Net cash used in financing activities

The $60.6 million decrease in cash used in financing activities was primarily attributed to:

•	A $327.9 million decrease in treasury shares repurchased in the first six months of 2009 compared to 2008. The Company did not repurchase any shares in the first six months of 2009;

Partially offset by:

•	A $112.5 million increase in net repayments of short-term borrowings resulting from the Company utilizing operating cash flow to repay outstanding borrowings in the first six months of 2009.

•	A $150 million decrease relating to proceeds received in May 2008 from the 2008 Term Loan.

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

The Company remains committed to using its strong cash flow to create value for shareholders in a manner consistent with maintaining sufficient liquidity, by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a modest dividend. As a result of current market conditions, in the near-term Moody’s intends to maintain its dividend and curtail systematic share repurchase activity. As of June 30, 2009 Moody’s had $1.4 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

At June 30, 2009 the Company had total borrowings outstanding from its CP Program and 2007 Facility of $370.4 million and $210.0 million, respectively, the proceeds of which were or will be used to support the build-out of Moody’s Canary Wharf location, potential acquisitions, share repurchases and other operational and investing activities. At June 30, 2009, Moody’s had $1.3 billion of outstanding debt with approximately $400 million of additional capacity available. Principal payments on the 2008 Term Loan will commence in September 2010 in the amount of $1.9 million and continue through its maturity in accordance with the schedule of payments outlined in Note 10 to the Company’s consolidated financial statements.

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. This will result in a total estimated restructuring charge between $14 million to $16 million, of which approximately $14 million has been recorded in the first half of 2009. The 2009 Restructuring Plan consists of headcount reductions of approximately $11 million to $12 million as well as contract termination costs and the potential divestiture of non-strategic assets totaling $3 million to $4 million. The Company’s plan includes closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. The 2009 Restructuring Plan will result in a global headcount reduction between 120 and 170 positions, representing 3% to 4% of the Company’s workforce as of December 31, 2008. The entire charge, except for $0.2 million of intangible assets written off relating to the Indonesia office closure, will result in cash outlays that will be substantially paid out over the next twelve months.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf section of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. For periods subsequent to June 30, 2009 the Company expects to incur approximately 32 million GBP of costs to build out the floors to its specifications, of which, approximately 29 million GBP is expected to be incurred over the next twelve months.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that would reduce global head count, terminate certain technology contracts and consolidate certain corporate functions in response to both the Company’s Reorganization announced on August 7, 2007 as well as a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the $50.0 million restructuring charge reported in 2007 is $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. At June 30, 2009, the remaining cash payments were approximately $9 million, of which $1 million is expected to be paid over the next twelve months and the remaining liability of $8 million, which relates to the Company’s unfunded pension plans, will commence when each of the affected employees reach retirement age beginning in September 2009 and continue in accordance with plan provisions. The amount to be paid over the next twelve months relating to these pension liabilities is not expected to be material.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of June 30, 2009, including the aforementioned rent credits, are approximately $599 million.

        As part of a tax audit settlement reached in June of 2009, Moody’s will pay $39 million to the taxing authority in the third quarter of 2009.

The Company will be required to make a contribution in 2010 to its qualified DBPP between $10 million to $15 million. The contribution amount will be dependent on the 2009 plan asset returns as well as the actuarial determination of plan liabilities.

The Company also intends to use a portion of its cash flow to pay dividends. On July 27, 2009, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on September 10, 2009 to shareholders of record at the close of business on August 20, 2009. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

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

Indebtedness

The following table summarizes total indebtedness:

	June 30, 2009	December 31, 2008
2007 Facility	$210.0	$613.0
Commercial paper, net of unamortized discount of $0.1 at 2009 and $0.3 at 2008	370.4	104.7
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	150.0

Total Debt	1,330.4	1,467.7
Current portion	(580.4)	(717.7)

Total long-term debt	$750.0	$750.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as of June 30, 2009 and December 31, 2008 was 0.6% and 1.47%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.6% and 2.08% as of June 30, 2009 and December 31, 2008, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On September 7, 2007, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its 6.06% Series 2007-1 Senior Unsecured Notes due 2017 pursuant to the 2007 Agreement. The Series 2007-1 Notes have a ten-year term and bear interest at an annual rate of 6.06%, payable semi-annually on March 7 and September 7. Under the terms of the 2007 Agreement, the Company may, from time to time within five years, in its sole discretion, issue additional series of senior notes in an aggregate principal amount of up to $500.0 million pursuant to one or more supplements to the 2007 Agreement. The Company may prepay the Series 2007-1 Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make Whole Amount. The 2007 Agreement contains covenants that limit the ability of the Company, and certain of its subsidiaries to, among other things: enter into transactions with affiliates, dispose of assets, incur or create liens, enter into any sale-leaseback transactions, or merge with any other corporation or convey, transfer or lease substantially all of its assets. The Company must also not permit its Debt/EBITDA ratio to exceed 4.0 to 1.0 at the end of any fiscal quarter.

On September 30, 2005, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes due 2015 pursuant to the 2005 Agreement. The Series 2005-1 Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. Proceeds from the sale of the Series 2005-1 Notes were used to refinance $300.0 million aggregate principal amount of the Company’s outstanding 7.61% senior notes which matured on September 30, 2005. In the event that Moody’s pays all, or part, of the Series 2005-1 Notes in advance of their maturity, such prepayment will be subject to a Make Whole Amount. The Series 2005-1 Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements.

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

At June 30, 2009, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2009, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expense on borrowings	$(12.5)	$(14.3)	$(24.4)	$(29.7)
Income	0.6	3.2	1.4	10.2

FIN 48 and other tax related interest	(0.7)	(3.7)	6.7	(6.8)

Interest capitalized	—	0.1	0.4	0.1
Legacy Tax (a)	6.5	2.3	6.5	2.3

Total interest expense, net	$(6.1)	$(12.4)	$(9.4)	$(23.9)

(a)

The 2009 amount represents interest income related to the favorable settlement of the 1993 – 1996 Legacy Tax Matter, as further discussed in Note 11 below; the 2008 amount represents a reduction of accrued interest due to the favorable resolution of Legacy Tax Matters, as further discussed in Note 11 below.

Net interest expense of $9.4 million for the first six months of 2009 reflects a reduction of approximately $12 million for tax and tax-related liabilities.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At June 30, 2009, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2009:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,603.5	$620.0	$100.8	$196.7	$686.0
Operating lease obligations	939.6	57.8	104.0	114.4	663.4
Purchase obligations (2)	156.7	80.8	54.1	21.8	—
Pension obligations (3)	71.2	1.7	16.2	7.1	46.2
Capital lease obligations	2.0	1.3	0.7	—	—

Total (4)	$2,773.0	$761.6	$275.8	$340.0	$1,395.6

(1)	Reflects principal payments, related interest and applicable fees on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 10 to the condensed consolidated financial statements.
(2)	Includes amounts contractually committed to for the fit-out of the Canary Wharf Lease.
(3)	Reflects projected benefit payments for the next ten years relating to the Company’s unfunded Post-Retirement Benefit Plans described in Note 9 to the condensed consolidated financial statements. The table above does not include an expected contribution in 2010 between $10 million to $15 million to the Company’s U.S. qualified funded defined benefit pension plan as the exact amount is not yet definitively known.
(4)	The table above does not include the Company’s net long-term tax liabilities of $125.2 million and $54.3 million relating to FIN 48 and Legacy Tax Matters, respectively, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

        On July 27, 2009, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on September 10, 2009 to shareholders of record at the close of business on August 20, 2009.

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

Moody’s is revising its outlook for the full-year 2009 to reflect stronger first half performance and anticipated weakness in business conditions for the rest of the year. This outlook assumes FX translation at current exchange rates. While Moody’s expectations for revenue have modestly improved, the Company still expects full-year 2009 revenue to decline in the mid-single-digit percent range, while revenue expectations for certain areas have changed based on conditions specific to those businesses and geographies. The Company now expects full-year 2009 expenses to increase in the mid-single-digit percent range. Full-year 2009 operating margin is still projected in the mid- to high-thirties percent range. The Company now expects diluted earnings per share for full-year 2009 in the range of $1.45 to $1.55.

For the global MIS business, the Company still expects revenue for the full-year 2009 to decline in the high-single-digit percent range. Within the U.S., the Company continues to expect MIS revenue to decline in the high-single-digit percent range, while Moody’s now expects MIS revenue outside the U.S. to decline in the mid-single-digit percent range. The Company now expects structured finance revenue for the full-year 2009 to decrease in the mid-twenties percent range, with declines across all asset classes. Corporate finance revenue for the full-year 2009 is now expected to increase in the high-single-digit percent range from the full-year 2008, reflecting strong investment- and speculative-grade activity in the first half of this year. Revenue from financial institution ratings is still expected to decline in the mid-single-digit percent range and public, project and infrastructure finance revenue for the full-year 2009 is still expected to be about flat with full-year 2008.

For Moody’s Analytics, full-year 2009 revenue growth is now expected to be in the low-single-digit percent range. The Company expects strong growth in software revenue to offset a decline in subscription revenue in the low-single-digit percent range and a decline in professional services revenue in the high-single-digit percent range, reflecting reduced customer spend for training services through this challenging economic environment. Within the U.S., the Company still projects Moody’s Analytics revenue to decline in the low-single-digit percent range. Outside the U.S., the Company now expects Moody’s Analytics revenue to increase in the high-single-digit percent range.

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

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York. The Company has opposed the remand and expects to move to dismiss the amended consolidated complaint upon resolution of the remand motion. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities. On July 6, 2009, W. A. Sokolowski, a purported shareholder of the Company, filed a purported shareholder derivative complaint on behalf of the Company against its directors and current and former officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts claims relating to alleged mismanagement of the Company’s processes for rating structured finance transactions, alleged insider trading and causing the Company to buy back its own stock at artificially inflated prices.

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

Legacy Tax Matters

Moody’s continues to have exposure to certain Legacy Tax Matters. At June 30, 2009, Moody’s has recorded liabilities for Legacy Tax Matters totaling $54.3 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million is interest and $4.3 million is a reduction of tax expense. This settlement increased the Company’s net income by $8.2 million for both the second quarter and year to date periods in 2009. As of June 30, 2009, the Company continues to carry a liability of $1.9 million with respect to these matters.

Amortization Expense Deductions

This Legacy Tax Matter involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4M, relating to amounts due to New D&B in the three and six months ended June 30, 2008. Moody’s continues to carry a liability of $1.5 million at June 30, 2009 with respect to this matter

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of June 30, 2009, Moody’s liability with respect to this matter totaled $50.9 million, including interest.

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

In February 2009, the SEC published a second set of final rules applicable to NRSROs as well as additional proposed rules. These final rules and rule proposals were approved by the Commission in early December 2008. With respect to the new rules that were finalized, the majority of these rules provide requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. A majority of these rules became operative in April 2009. With respect to the newly proposed rules, MIS submitted comments to the SEC and these comments are available on the Regulatory Affairs page of the Company’s website.

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

Both chambers of Congress are reviewing the broader U.S. regulatory infrastructure and as part of this review, the role and function of CRAs will continue to be studied. For example, as part of a series of hearings focusing on the existing market turmoil, on October 22, 2008, the House Committee on Oversight and Government Reform held a hearing on the Role of Credit Rating Agencies. MIS has participated in this and other hearings and related written testimonies can be found on the Regulatory Affairs page of the Company’s website. In addition, several bills on enhanced oversight of CRAs have been introduced by members in both chambers. Certain bills currently contain provisions that could potentially increase the costs associated with the operation of a CRA and increase the legal risk associated with the issuance of credit ratings by purporting to lower the standard of liability for CRAs. As the congressional process is still in its preliminary stage, it is as yet too early to assess the potential impact of additional legislation.

On June 17, 2009, the U.S. Department of the Treasury (“Treasury”) published its proposal on “Financial Regulatory Reform: A New Foundation” (“Administration’s Proposal”). As it pertains to CRAs, the Administration’s Proposal asked the SEC to continue its efforts to strengthen the regulation of credit rating agencies, including measures to require that firms have robust policies and procedures that manage and disclose conflicts of interest, differentiate between structured and other products, and otherwise promote the integrity of the rating process. The Administration’s Proposal also recommended that regulators should reduce their use of credit ratings in regulations and supervisory practices, wherever possible.

        Subsequently, the Treasury has produced and sent to Congress a series of proposed bills that seek to implement the various aspects of the Administration’s Proposal. With respect to the CRA industry, the Treasury’s proposed bill was sent to the Congress on July 21st, and is entitled “Improvements to the Regulation of Credit Rating Agencies”, and is organized in order to address the following areas: mandatory registration of credit rating agencies; enhanced regulation of nationally recognized statistical rating organizations; strengthening credit rating agency independence; and issuer disclosure of preliminary ratings. The next stage in the process is for Congress to consider the Administration’s draft CRA bill as well as other congressional proposals to enhance the oversight of CRAs.

Internationally, several regulatory developments have occurred:

The Group of 7, the Group of 8 and the Group of 20 – The G-7 Finance Ministers and Central Bank Governors formally asked the FSF to analyze the underlying causes of the recent financial market turbulence. One area for analysis was the role and use of credit rating in the structured finance market. To encourage the adoption of a unified regulatory approach, the FSF coordinated the work of other international organizations on these subjects. The FSF’s recommendations on the CRA industry were as follows: improve the quality of the rating process and management of conflicts of interest in rating structured finance securities; differentiate ratings on structured finance products from those on corporate and government bonds and expand the initial and ongoing information provided on the risk characteristics of structured products; and enhance their review of the quality of the data input and due diligence performed on underlying assets by originators, arrangers and issuers.

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

On April 2, 2009, the G-20 Heads of State meeting was held in London, where the G-20 provided a six-part action plan to address the financial crisis: (1) to restore confidence, growth, and jobs; (2) to repair the financial system to restore lending; (3) to strengthen financial regulation and rebuild trust; (4) to fund and reform international financial institutions to overcome the current crisis and prevent future ones; (5) to promote global trade and investment and reject protectionism; and (6) to build an inclusive, green, and sustainable recovery. The G-20’s plan also contains a number of provisions that are specific to CRAs. In particular, the G-20 member states agreed to extend regulatory oversight to and require registration of CRAs in order to ensure that they adhere to the international code of good practice. Finally, on July 10, 2009, the G-8 restated its commitment to implement the G-20’s statement.

IOSCO – In December 2004, the Technical Committee of IOSCO published its Code of Conduct Fundamentals for Credit Rating Agencies. In March 2008, IOSCO published for public consultation a report on the role of CRAs in structured finance, as well as a proposal to amend the IOSCO Code of Conduct Fundamentals for CRAs. Working with four other globally active CRAs, MIS submitted a joint response to IOSCO’s consultation report. This joint response can be found on the Regulatory Affairs webpage of the Company’s website. In May 2008, IOSCO finalized its report and published the revised IOSCO Code at its annual meeting in May, 2008. The changes made to the IOSCO Code broadly address greater transparency of methodologies and processes by CRAs. On July 2008, IOSCO also announced that it will monitor the CRAs implementation of the IOSCO Code changes and it will explore the means by which IOSCO members might work together to verify the proper and complete disclosure by CRAs of information required by the IOSCO Code.

On March 12, 2009, IOSCO published its second review of CRA implementation of its Code of Conduct Fundamentals for Credit Rating Agencies (IOSCO CRA Code). The report noted that seven out of the 21 CRAs reviewed had implemented the 2008 IOSCO CRA Code provisions in their own codes of conduct. In particular, MIS was found to have substantially implemented the 2008 revisions to the IOSCO CRA Code. IOSCO also published and sent a note to the G-20 and Financial Stability Forum regarding the use of the IOSCO CRA Code as the basis for international oversight of CRAs and mechanisms by which regulators can help assure adequate cross-border supervision of globally active CRAs. In addition, IOSCO announced the establishment of a new standing committee (Standing Committee 6) that will address global issues regarding the CRA industry.

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

EU – The European Commission presently is re-examining the regulatory framework for rating agencies in Europe. On July 31, 2008 the Commission published a consultation document seeking comments on proposals with respect to regulating rating agencies that operate in the EU. Specifically, the Commission sought comments on the authorization, supervision and enforcement rules for rating agencies that operate within the EU. Over 90 respondents provided the Commission with their views on the suggested framework. MIS’s comments on the proposal are posted on the Regulatory Affairs page of the Company’s website.

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

The Basel Committee – In June 2004, the Basel Committee on Banking Supervision published a new bank capital adequacy framework, called Basel II, to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized CRAs or ECAIs, can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities have begun the ECAI recognition process. MIS has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. MIS does not currently believe that Basel II will materially affect its financial position or results of operations. As a result of the recent regulatory activity, the banking authorities of the Basel Committee are reconsidering the overall Basel II framework. It is as yet too early to assess the form and content of this re-evaluation.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 28 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 44 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2009

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1-30	—	$—	—	$1,431.2 million
May 1-31	315	$—	—	$1,431.2 million
June 1-30	73	$—	—	$1,431.2 million

Total	388		—

(1)	Represents the surrender of common stock to the Company in order to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the second quarter of 2009, Moody’s issued 0.6 million shares under share-based compensation plans and did not repurchase any shares of its common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

Previously reported in the Company’s Form 10-Q for the first quarter ended March 31, 2009.

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

Date: July 31, 2009

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)