Form 10-Q/A
period 2009-06-30
MOODYS CORP /DE/
filed 2009-08-14
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

MOODY’S CORPORATION

Explanatory Note

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 3, 2009, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 provides the following financial information from Moody’s Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL:

(i)	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2009 and 2008;

(ii)	Consolidated Balance Sheets (Unaudited) at June 30, 2009 and December 31, 2008;

(iii)	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008;

(iv)	Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

(v)	Glossary of Terms and Abbreviations, tagged as a block of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934. The Company has not made any changes to the original filing other than those described in the immediately preceding paragraph. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: August 14, 2009

By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)

Item 6.	Exhibits

Exhibit No.	Description
3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101**	The following financial information from Moody’s Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2009 and 2008; (ii) Consolidated Balance Sheets (Unaudited) at June 30, 2009 and December 31, 2008; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008; (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text; (v) Glossary of Terms and Abbreviations, tagged as a block of text.

*	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (filed on August 3, 2009).
**	Furnished with this Form 10-Q/A.

4