Form 10-Q
period 2009-09-30
MOODYS CORP /DE/
filed 2009-11-05
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2009
Common Stock, par value $0.01 per share	236.5 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – reportable segment of MCO; consists of three LOBs – subscriptions, software and professional services

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	Accounting Standards Codification – The FASB’s codification of accounting standards which is the single source of authoritative GAAP

ASU	Accounting Standards Update – Updates to the FASB Accounting Standards Codification which beginning in the third quarter of 2009, became the single source of authoritative GAAP

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, to be occupied by the Company in the second half of 2009.

CDOs	Collateralized debt obligations

CESR	Committee of European Securities Regulators

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and MBS; part of SFG

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 MCO Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

TERM	DEFINITION
EITF	Emerging Issues Task Force; a task force established by the FASB to improve financial reporting through the timely identification, discussion, and resolution of financial accounting issues within the framework of existing authoritative literature.

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Fermat	Fermat International; an acquisition completed in October 2008; part of the MA segment; a provider of risk and performance management software to the global banking industry

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a division of the Fitch Group which is a majority-owned subsidiary of Fimalac, S.A.

FSF	Financial Stability Forum

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-7	The finance ministers and central bank governors of the group of seven countries consisting of Canada, France, Germany, Italy, Japan, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and the ECB

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

TERM	DEFINITION
LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008; consists of three LOBs – subscriptions, software and professional services

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes and Series 2007-1 Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation - which comprises the D&B business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFAS	Statement of Financial Accounting Standards

TERM	DEFINITION
SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Stock Plans	The 1998 Plan and the 2001 Plan

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VAT	Value added tax

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 MCO Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved on December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved on March 27, 2009

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$451.8	$433.4	$1,311.4	$1,351.7

Expenses
Operating	135.1	122.7	385.5	365.9
Selling, general and administrative	124.3	108.1	351.2	321.8
Restructuring	3.7	(1.8)	18.6	(2.7)
Depreciation and amortization	16.2	14.6	47.5	43.9

Total expenses	279.3	243.6	802.8	728.9

Operating income	172.5	189.8	508.6	622.8

Non-operating (expense) income, net
Interest (expense) income, net	(11.5)	(12.6)	(20.9)	(36.5)
Other non-operating (expense) income, net	1.7	7.5	(8.8)	18.9

Total non-operating (expense) income, net	(9.8)	(5.1)	(29.7)	(17.6)

Income before provision for income taxes	162.7	184.7	478.9	605.2
Provision for income taxes	61.0	70.9	175.1	232.6

Net income	101.7	113.8	303.8	372.6
Less: Net income attributable to noncontrolling interests	1.1	0.8	3.7	3.7

Net income attributable to Moody’s	$100.6	$113.0	$300.1	$368.9

Earnings per share attributable to Moody’s common shareholders
Basic	$0.43	$0.47	$1.27	$1.51

Diluted	$0.42	$0.46	$1.26	$1.49

Weighted average number of shares outstanding
Basic	236.4	241.3	236.0	244.4

Diluted	238.2	244.6	237.6	247.9

Dividends declared per share attributable to Moody’s common shareholders	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$422.7	$245.9
Short-term investments	6.8	7.1
Accounts receivable, net of allowances of $25.7 in 2009 and $23.9 in 2008	378.9	421.8
Deferred tax assets, net	26.1	26.5
Other current assets	62.0	107.8

Total current assets	896.5	809.1
Property and equipment, net of accumulated depreciation of $165.1 in 2009 and $130.4 in 2008	278.6	247.7
Goodwill	350.4	338.0
Intangible assets, net	104.2	114.0
Deferred tax assets, net	195.0	220.1
Other assets	49.5	44.5

Total assets	$1,874.2	$1,773.4

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$241.9	$240.4
Commercial paper	531.0	104.7
Revolving credit facility	—	613.0
Current portion of long-term debt	1.9	—
Deferred revenue	427.5	435.0

Total current liabilities	1,202.3	1,393.1
Non-current portion of deferred revenue	107.1	114.8
Long-term debt	748.1	750.0
Deferred tax liabilities, net	22.8	19.0
Unrecognized tax benefits	158.3	185.1
Other liabilities	283.1	297.5

Total liabilities	2,521.7	2,759.5

Contingencies (Note 11)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2009 and December 31, 2008	3.4	3.4
Capital surplus	387.6	392.7
Retained earnings	3,275.8	3,023.2
Treasury stock, at cost; 106,439,447 and 107,757,537 shares of common stock at September 30, 2009 and December 31, 2008, respectively	(4,304.5)	(4,361.6)
Accumulated other comprehensive loss	(19.2)	(52.1)

Total Moody’s shareholders’ deficit	(656.9)	(994.4)
Noncontrolling interests	9.4	8.3

Total shareholders’ deficit	(647.5)	(986.1)

Total liabilities and shareholders’ deficit	$1,874.2	$1,773.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$303.8	$372.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	47.5	43.9
Stock-based compensation expense	44.4	46.3
Excess tax benefits from stock-based compensation plans	(3.2)	(7.4)
Legacy Tax	—	(7.8)
Changes in assets and liabilities:
Accounts receivable	51.3	89.4
Other current assets	45.1	(18.6)
Other assets	9.4	14.4
Accounts payable and accrued liabilities	7.1	(123.2)
Restructuring	7.8	(24.4)
Deferred revenue	(22.8)	(30.7)
Unrecognized tax benefits	(26.8)	28.6
Other liabilities	(7.0)	22.3

Net cash provided by operating activities	456.6	405.4

Cash flows from investing activities
Capital additions	(64.3)	(65.4)
Purchases of short-term investments	(10.7)	(6.9)
Sales and maturities of short-term investments	11.5	11.1
Cash paid for acquisitions, net of cash acquired	(0.9)	(39.2)
Insurance recovery	—	0.9

Net cash used in investing activities	(64.4)	(99.5)

Cash flows from financing activities
Borrowings under revolving credit facilities	2,412.0	2,315.2
Repayments of borrowings under revolving credit facilities	(3,025.0)	(1,721.2)
Issuance of commercial paper	7,703.0	10,880.2
Repayments of commercial paper	(7,276.6)	(11,377.1)
Proceeds from term loan	—	150.0
Net proceeds from stock-based compensation plans	14.6	22.3
Cost of treasury shares repurchased	—	(472.9)
Excess tax benefits from stock-based compensation plans	3.2	7.4
Payment of dividends to MCO shareholders	(70.8)	(73.3)
Payment of dividends to noncontrolling interests	(2.9)	(5.0)
Debt issuance costs and related fees	—	(0.7)
Payments under capital lease obligations	(1.1)	(1.3)

Net cash used in financing activities	(243.6)	(276.4)

Effect of exchange rate changes on cash and cash equivalents	28.2	(17.2)

Net increase in cash and cash equivalents	176.8	12.3
Cash and cash equivalents, beginning of the period	245.9	426.3

Cash and cash equivalents, end of the period	$422.7	$438.6

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock compensation cost	$13.8	$17.1	$44.4	$46.3
Tax benefit	$5.0	$6.4	$16.3	$17.2

During the first nine months of 2009, the Company granted 2.6 million employee stock options, which had a weighted average grant date fair value of $8.52 per share based on the Black-Scholes option-pricing model. The Company also granted 0.6 million shares of restricted stock in the first nine months of 2009, which had a weighted average grant date fair value of $25.18 per share.

Unrecognized compensation expense at September 30, 2009 was $48.9 million and $36.0 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.5 years and 1.4 years, respectively.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
Stock option exercises:	2009	2008
Proceeds from stock option exercises	$13.5	$22.4
Aggregate intrinsic value	$9.2	$21.1
Tax benefit realized upon exercise	$3.7	$8.4

	Nine Months Ended September 30,
Restricted stock vesting:	2009	2008
Fair value of shares vested	$7.9	$23.6
Tax benefit realized upon vesting	$2.9	$9.0

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 37.5% and 38.4% for the three month periods ended September 30, 2009 and 2008, respectively and 36.6% and 38.4% for the nine month periods ended September 30, 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to a larger portion of consolidated taxable income being generated from international sources, which is taxed at a lower rate than the U.S. statutory rate, net reductions to tax and tax-related liabilities in the first quarter of 2009 and a $4.3 million tax benefit related to the settlement of a Legacy Tax Matter in the second quarter of 2009.

The Company classifies interest related to UTBs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the third quarter and first nine months of 2009, the Company had an overall increase in its UTBs of $1.3 million ($0.5 million, net of federal tax benefit) and a net decrease of $26.8 million ($15.9 million, net of federal tax benefit), respectively, primarily relating to U.S. tax issues.

Prepaid taxes of $32.8 million and $62.7 million at September 30, 2009 and December 31, 2008, respectively, are included in other current assets in the consolidated balance sheets.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s tax filings in New York State for the years 2004 through 2007 are currently under examination; tax filings in the U.K. for 2001 through 2006 are currently under examination by the U.K. taxing authorities; and assessments with respect to income tax and value-added-tax filings in Italy for 2004 are currently under review.

For ongoing audits related to open tax years, the Company estimates that it is possible the balance of UTBs could decrease in the next twelve months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which could necessitate increases to the balance of UTBs. As the Company is unable to predict the timing or outcome of these audits, it is therefore unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure for all open tax years by tax jurisdiction in accordance with the applicable provisions of topic 740 of the ASC regarding UTBs. Additionally, the Company is seeking tax rulings on certain tax positions which, if granted, could change the balance of UTBs over the next twelve months. However, due to the uncertainty involved with this process, the Company is unable to estimate the amount of changes to the balance of UTBs at this time.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic	236.4	241.3	236.0	244.4

Dilutive effect of shares issuable under stock-based compensation plans	1.8	3.3	1.6	3.5

Diluted	238.2	244.6	237.6	247.9

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	14.7	10.5	16.0	10.9

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2009 and 2008. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to five months and one month to ten months as of September 30, 2009 and December 31, 2008, respectively. Interest and dividends are recorded into income when earned.

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to global market risks, including risks from changes in FX rates and changes in interest rates. Accordingly, the Company uses derivatives in certain instances to manage the aforementioned financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for speculative purposes.

The Company engages in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts are utilized to hedge exposures related to changes in FX rates. As of September 30, 2009 all FX options and forward exchange contracts had maturities between one and 14 months. The hedging program mainly utilizes FX options. The forward exchange contracts are immaterial. Both the FX options and forward exchange contracts are designated as cash flow hedges.

The following table summarizes the notional amounts of the Company’s outstanding FX options:

	September 30, 2009	December 31, 2008
Notional amount of Currency Pair:
GBP/USD	£11.7	£7.4
EUR/USD	€24.0	€12.9
EUR/GBP	€29.9	€24.3

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 10. These interest rate swaps are designated as cash flow hedges.

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain intercompany loans denominated in currencies other than the U.S. dollar. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the intercompany loan.

The tables below show the location on the Company’s consolidated balance sheets of the fair value of derivative instruments as well as information on gains/(losses) on those instruments:

	Fair Value of Derivative Instruments
	Asset		Liability
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
FX options	$2.1	$4.9	$—	$—
Interest rate swaps	—	—	8.6	10.7

Total derivatives designated as hedging instruments	2.1	4.9	8.6	10.7
Derivatives not designated as hedging instruments:
FX forwards on intercompany loans	2.9	—	0.4	—

Total	$5.0	$4.9	$9.0	$10.7

The fair value of FX options and interest rate swaps are included in other current assets and other liabilities, respectively, in the consolidated balance sheets at September 30, 2009 and December 31, 2008. The fair value of the FX forwards are included in other current assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet at September 30, 2009. All of the above derivative instruments are valued using Level II inputs as defined in topic 820 of the ASC.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008		2009	2008
FX options	$(1.5)	$1.4	Revenue	$0.7	$(0.4)	Revenue	$—	$0.2

Interest rate swaps	(1.4)	(0.9)	Interest expense	(0.7)	(0.2)	N/A	—	—

Total	$(2.9)	$0.5		$—	$(0.6)		$—	$0.2

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008		2009	2008
FX options	$(1.3)	$(0.9)	Revenue	$1.6	$(1.0)	Revenue	$(0.2)	$0.1

Interest rate swaps	(0.5)	0.1	Interest expense	(1.8)	(0.4)	N/A	—	—

Total	$(1.8)	$(0.8)		$(0.2)	$(1.4)		$(0.2)	$0.1

All gains and losses on derivatives designated as hedging instruments are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings as the underlying transaction is recognized. The existing realized gains as of September 30, 2009 expected to be reclassified to earnings in the next twelve months are $0.7 million, net of tax.

The cumulative amount of unrecognized hedge gains (losses) recorded in AOCI is as follows:

	September 30, 2009	December 31, 2008
	Unrecognized Gains/ (Losses), net of tax
FX options	$(0.6)	$2.2
Interest rate swaps	(5.7)	(6.9)

Total	$(6.3)	$(4.7)

NOTE 7. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2009			Year Ended December 31, 2008
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$10.6	$327.4	$338.0	$11.4	$168.5	$179.9
Additions	—	4.7	4.7	1.4	158.7	160.1
FX translation	0.8	6.9	7.7	(2.2)	0.2	(2.0)

Ending balance	$11.4	$339.0	$350.4	$10.6	$327.4	$338.0

The purchase price allocation for acquisitions made in the fourth quarter of 2008 is subject to adjustment as more detailed analyses are completed and additional information about fair value of assets and liabilities become available. Changes in the fair value of the net assets acquired could impact the amount of the purchase price allocable to goodwill.

Acquired intangible assets and related amortization consisted of:

	September 30, 2009	December 31, 2008
Customer lists	$81.6	$80.5
Accumulated amortization	(42.3)	(37.7)

Net customer lists	39.3	42.8

Trade secret	25.5	25.5
Accumulated amortization	(8.2)	(6.6)

Net trade secret	17.3	18.9

Software	57.8	55.2
Accumulated amortization	(15.8)	(11.0)

Net software	42.0	44.2

Other	28.7	28.2
Accumulated amortization	(23.1)	(20.1)

Net other	5.6	8.1

Total acquired intangible assets, net	$104.2	$114.0

Other intangible assets primarily consist of databases, trade names and covenants not to compete.

Amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Amortization expense	$4.2	$3.0	$12.4	$8.4

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2009 (after September 30)	$4.6
2010	15.6
2011	14.5
2012	13.9
2013	13.6
Thereafter	42.0

Intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the three and nine months ended September 30, 2009 there was an immaterial impairment to goodwill relating to the divestiture of non-strategic assets. Additionally, $0.2 million of intangible assets were written off in the first quarter of 2009 and was included in the restructuring charge as further discussed in Note 8 below.

NOTE 8. RESTRUCTURING

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. The 2009 Restructuring Plan consists of headcount reductions of approximately 150 positions representing approximately 4% of the Company’s workforce at December 31, 2008 as well as contract termination costs and the divestiture of non-strategic assets. The Company’s plan included closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. There was $0.2 million in accelerated amortization for intangible assets recognized in the first quarter of 2009 relating to the closure of the Jakarta, Indonesia office. The entire charge, except for $0.2 million of intangible assets written off relating to the Indonesia office closure, will result in cash outlays that will be substantially paid out over the next twelve months. The cumulative amount of expense incurred from inception through September 30, 2009 for the 2009 Restructuring Plan was $17.0 million. The 2009 Restructuring Plan is substantially complete at September 30, 2009.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that reduced global headcount by approximately 275 positions, or approximately 7.5% of the workforce, in response to the Company’s reorganization announced in August 2007 and a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the 2007 Restructuring Plan was a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA and (iii) an anticipated decline in new securities issuance in some market sectors. The 2007 Restructuring Plan also called for the termination of technology contracts as well as the outsourcing of certain technology functions. The cumulative amount of expense incurred from inception through September 30, 2009 for the 2007 Restructuring Plan was $49.1 million. The 2007 Restructuring Plan was substantially complete as of December 31, 2008.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

2007 Restructuring Plan	$0.7	$(1.8)	$1.6	$(2.7)

2009 Restructuring Plan	3.0	—	17.0	—

Total	$3.7	$(1.8)	$18.6	$(2.7)

The expense related to the 2007 Restructuring Plan primarily reflects adjustments to previous estimates.

Changes to the restructuring liability during the first nine months of 2009 were as follows:

	Employee Termination Costs			Contract Termination Costs	Total Restructuring Liability
	Severance	Pension Settlements	Total
Balance at December 31, 2008	$1.5	$8.1	$9.6	$1.8	$11.4
2007 Restructuring Plan:
Costs incurred and adjustments	0.4	—	0.4	1.2	1.6
Cash payments	(1.7)	—	(1.7)	(2.3)	(4.0)
2009 Restructuring Plan:
Costs incurred and adjustments	13.7	—	13.7	3.1	16.8
Cash payments	(4.9)	—	(4.9)	(1.7)	(6.6)

Balance at September 30, 2009	$9.0	$8.1	$17.1	$2.1	$19.2

As of September 30, 2009, the remaining restructuring liability of $11.1 relating to severance and contract termination costs million is expected to be paid out during the years ending December 31, 2009 and 2010. Payments related to the $8.1 million unfunded pension liability will commence in the fourth quarter of 2009 when certain of the affected employees reach retirement age. The 2009 pension payments are not expected to be material and will continue in accordance with the provisions of the Post-Retirement Plans.

Severance and contract termination costs of $11.1 million and $3.3 million as of September 30, 2009 and December 31, 2008, respectively, are recorded in accounts payable and accrued liabilities in the Company’s consolidated balance sheets. Additionally, the amount for pension settlements is recorded within other liabilities as of September 30, 2009 and December 31, 2008.

NOTE 9. PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans. The DBPPs provide defined benefits using a cash balance formula based on years of service and career average salary for its employees or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans are collectively referred to herein as the Post-Retirement Plans.

Effective January 1, 2008, the Company no longer offers DBPPs to employees hired or rehired on or after January 1, 2008. However, new hires and re-hires instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan benefit formulas.

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Post-Retirement Plans
	2009	2008	2009	2008
Components of net periodic expense
Service cost	$3.0	$3.1	$0.2	$0.2
Interest cost	2.5	2.4	0.2	0.1
Expected return on plan assets	(2.5)	(2.5)	—	—
Amortization of net actuarial loss from earlier periods	0.1	0.1	—	—
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—

Net periodic expense	$3.2	$3.2	$0.4	$0.3

	Nine Months Ended September 30,
	Pension Plans		Other Post-Retirement Plans
	2009	2008	2009	2008
Components of net periodic expense
Service cost	$9.1	$9.3	$0.6	$0.5
Interest cost	7.4	7.3	0.6	0.5
Expected return on plan assets	(7.5)	(7.5)	—	—
Amortization of net actuarial loss from earlier periods	0.4	0.2	—	—
Amortization of net prior service costs from earlier periods	0.3	0.3	—	—
Curtailment loss	—	1.0	—	—
Cost of special termination benefits	—	2.8	—	—

Net periodic expense	$9.7	$13.4	$1.2	$1.0

The curtailment loss and the cost of special termination benefits in 2008 relates to the termination of a participant in the Company’s Supplemental Executive Benefit Plan.

The Company contributed $5.8 million to its funded DBPP in September 2009. For unfunded plans, the Company made payments of $1.3 million to its unfunded DBPPs and $0.8 million to its other post-retirement plans during the nine months ended September 30, 2009. For the remainder of 2009, the Company presently anticipates making additional payments of $0.3 million each to both its unfunded DBPPs and other post-retirement plans and does not plan to make any additional contribution to its funded DBPP.

NOTE 10. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2009	December 31, 2008
2007 Facility	$—	$613.0
Commercial paper, net of unamortized discount of $0.1 at 2009 and $0.3 at 2008	531.0	104.7
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	150.0

Total Debt	1,281.0	1,467.7
Current portion	(532.9)	(717.7)

Total long-term debt	$748.1	$750.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points per annum of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as December 31, 2008 was 1.47%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.3% and 2.08% as of September 30, 2009 and December 31, 2008, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

At September 30, 2009, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2009, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expense on borrowings	$(10.4)	$(14.5)	$(34.8)	$(44.2)
Income	0.6	5.0	2.0	15.2

FIN 48 and other tax related interest	(2.4)	(3.6)	4.3	(10.4)

Interest capitalized	0.7	0.5	1.1	0.6
Legacy Tax (a)	—	—	6.5	2.3

Total interest expense, net	$(11.5)	$(12.6)	$(20.9)	$(36.5)

(a)

The 2009 amount represents interest income related to the favorable settlement of the 1993 – 1996 Legacy Tax Matter, as further discussed in Note 11 below; the 2008 amount represents a reduction of accrued interest due to the favorable resolution of Legacy Tax Matters, as further discussed in Note 11 below.

Net interest expense of $20.9 million for the first nine months of 2009 reflects a reduction of approximately $12 million for tax and tax-related liabilities.

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

Following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last two years, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing investigation, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. Moody’s is also cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York. The Company has opposed the remand and expects to move to dismiss the amended consolidated complaint upon resolution of the remand motion. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities. On October 20, 2009, the Company moved to dismiss or stay the action in favor of related federal litigation. On July 6, 2009, W. A. Sokolowski, a purported shareholder of the Company, filed a purported shareholder derivative complaint on behalf of the Company against its directors and current and former officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts claims relating to alleged mismanagement of the Company’s processes for rating structured finance transactions, alleged insider trading and causing the Company to buy back its own stock at artificially inflated prices.

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

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. For income tax matters, the Company employs the methodology prescribed in topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

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

Legacy Tax Matters

Moody’s continues to have exposure to certain Legacy Tax Matters. At September 30, 2009, Moody’s has recorded liabilities for Legacy Tax Matters totaling $55.3 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million is interest and $4.3 million is a reduction of tax expense. This settlement increased the Company’s net income by $8.2 million for the year to date 2009 period. As of September 30, 2009, the Company continues to carry a liability of $1.9 million with respect to these matters.

Amortization Expense Deductions

This Legacy Tax Matter involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. Moody’s carries a liability of $1.6 million at September 30, 2009 with respect to this matter.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of September 30, 2009, Moody’s liability with respect to this matter totaled $51.8 million, including interest.

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

NOTE 12. COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

The components of total comprehensive income, net of tax, are as follows:

	Three months ended September 30,
	2009			2008
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$100.6	$1.1	$101.7	$113.0	$0.8	$113.8
Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $0.7 and $1.6 million 2009 and 2008, respectively)	(2.9)	—	(2.9)	1.0	—	1.0
FX translation (net of tax of $1.0 million and $9.4 million in 2009 and 2008, respectively)	13.2	0.5	13.7	(40.8)	1.0	(39.8)
Amortization of actuarial losses and prior service costs (net of tax of $0.1 million in both 2009 and 2008)	0.1	—	0.1	0.1	—	0.1

Total comprehensive income	$111.0	$1.6	$112.6	$73.3	$1.8	$75.1

	Nine months ended September 30,
	2009			2008
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$300.1	$3.7	$303.8	$368.9	$3.7	$372.6
Net realized and unrealized gain/ (loss) on cash flow hedges (net of tax of $3.4 million and $0.3 million in 2009 and 2008, respectively)	(1.4)	—	(1.4)	0.5	—	0.5
FX translation (net of tax of $10.7 million and $6.6 million in 2009 and 2008, respectively)	30.5	0.3	30.8	(30.7)	2.1	(28.6)
Net actuarial gains recognized (net of tax of $2.1 million and $0.8 million in 2009 and 2008, respectively)	3.1	—	3.1	0.6	—	0.6
Amortization of actuarial losses and prior service costs (net of tax of $0.3 million and $0.2 million in 2009 and 2008, respectively)	0.4	—	0.4	0.3	—	0.3

Total comprehensive income	$332.7	$4.0	$336.7	$339.6	$5.8	$345.4

The following table summarizes the activity in the Company’s noncontrolling interests:

Balance at December 31, 2008	$8.3
Net income attributable to noncontrolling interests	3.7
Dividends declared attributable to noncontrolling interests	(2.9)
FX translation	0.3

Balance at September 30, 2009	$9.4

NOTE 13. SEGMENT INFORMATION

The Company operates in two reportable segments: MIS and MA.

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

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three and nine-month periods ended September 30, 2009 and 2008, and total assets by segment as of September 30, 2009 and December 31, 2008.

Financial Information by Segment

	Three Months Ended September 30,
	2009				2008
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$319.8	146.5	$(14.5)	$451.8	$312.6	$136.6	$(15.8)	$433.4

Expenses:

Operating, SG&A	173.7	100.2	(14.5)	259.4	157.2	89.4	(15.8)	230.8

Restructuring	1.0	2.7	—	3.7	(1.4)	(0.4)	—	(1.8)

Depreciation and amortization	7.9	8.3	—	16.2	8.5	6.1	—	14.6

Total	182.6	111.2	(14.5)	279.3	164.3	95.1	(15.8)	243.6

Operating income	$137.2	$35.3	$—	$172.5	$148.3	$41.5	$—	$189.8

	Nine Months Ended September 30,
	2009				2008
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$929.4	$425.6	$(43.6)	$1,311.4	$998.3	400.9	$(47.5)	$1,351.7

Expenses:

Operating, SG&A	489.5	290.8	(43.6)	736.7	481.0	254.2	(47.5)	687.7

Restructuring	9.1	9.5	—	18.6	(1.8)	(0.9)	—	(2.7)

Depreciation and amortization	23.1	24.4	—	47.5	25.9	18.0	—	43.9

Total	521.7	324.7	(43.6)	802.8	505.1	271.3	(47.5)	728.9

Operating income	$407.7	$100.9	$—	$508.6	$493.2	$129.6	$—	$622.8

The cumulative restructuring charges incurred since the fourth quarter of 2007 through September 30, 2009 for the MIS and MA operating segments are $49.1 million and $17.0 million, respectively.

MIS and MA Revenue by Line of Business

In August 2008, the global managed investments group within MIS moved from structured finance to the financial institutions business. Prior period amounts have been reclassified to conform to the current year presentation. The table below presents revenue by LOB within each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
MIS:
Structured finance	$79.2	$95.7	$226.2	$313.7
Corporate finance	101.4	77.0	293.0	249.2
Financial institutions	62.9	64.4	186.5	206.5
Public, project and infrastructure finance	61.8	59.7	180.1	181.4

Total external revenue	305.3	296.8	885.8	950.8
Intersegment royalty	14.5	15.8	43.6	47.5

Total MIS	319.8	312.6	929.4	998.3

MA:
Subscription	118.9	118.7	353.7	354.0
Software	20.2	11.1	53.7	30.1
Professional services	7.4	6.8	18.2	16.8

Total MA	146.5	136.6	425.6	400.9

Eliminations	(14.5)	(15.8)	(43.6)	(47.5)

Total MCO	$451.8	$433.4	$1,311.4	$1,351.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated Revenue Information by Geographic Area:
United States	$229.7	$218.3	$675.7	$714.6

International:
EMEA	156.7	155.9	453.3	455.2
Other	65.4	59.2	182.4	181.9

Total International	222.1	215.1	635.7	637.1

Total	$451.8	$433.4	$1,311.4	$1,351.7

	September 30, 2009				December 31, 2008
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets by Segment:
Total Assets	$554.3	685.9	634.0	$1,874.2	$392.4	692.5	688.5	$1,773.4

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted:

In June 2009, the FASB issued SFAS No. 168 – “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. SFAS No. 168 sets forth the FASB’s new codification which was first introduced in SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative GAAP. The Company has implemented the provisions of this statement in its financial statements for the period ending September 30, 2009. The implementation of the standard did not have any impact on its consolidated financial statements but required the Company to reference the new codification.

Not Yet Adopted:

In October 2009, the FASB issued ASU No. 2009-13 – “Revenue Recognition (Topic 605)“ which modifies the criteria for separating consideration in a revenue arrangement with multiple deliverables. The ASU will require that a relative-selling price model be used for allocating the consideration revenue arrangements with multiple deliverables into its separate elements. The ASU also changes the level of evidence regarding stand-alone selling price required to separate deliverables by allowing a vendor to use its best estimate of stand-alone selling price when more objective evidence is not available. ASU No. 2009-13 also requires enhanced disclosures regarding the aforementioned revenue arrangements. This standard will be effective for fiscal years beginning after June 15, 2010 with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements.

NOTE 15. SUBSEQUENT EVENTS

On October 27, 2009, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on December 10, 2009 to shareholders of record at the close of business on November 20, 2009.

Subsequent events were evaluated by the Company through November 4, 2009 which is the date the financial statements were issued.

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

Operating Segments

The MIS segment consists of four lines of business – structured finance, corporate finance, financial institutions and public, project and infrastructure finance – that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment consists of three lines of business – subscriptions, software and professional services. During the second quarter of 2009 the Company renamed its ‘consulting’ line of business within the MA operating segment to ‘professional services.’ The new name more accurately reflects the type of services rendered in this area, primarily credit training and other specialized projects undertaken at the request of customers. The subscriptions business includes credit and economic research, data and analytical models that are sold on a subscription basis for an initial 12-month term, with renewal features for subsequent annual periods; the software business includes license and maintenance fees for credit risk, securities pricing and valuation software products; and the professional services business primarily includes credit training associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

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

Results of Operations

Three Months Ended September 30, 2009 compared with Three Months Ended September 30, 2008

Executive Summary

Moody’s revenue in 2009 of $451.8 million, which included a $10 million negative impact from FX translation, increased $18.4 million from $433.4 million in 2008. Total expenses of $279.3 million increased $35.7 million from prior year and included a $7 million favorable benefit related to FX translation. Operating income for the quarter was $172.5 million, a 9.1% decline from $189.8 million for the same period in 2008. Moody’s operating margin was 38.2% compared to 43.8% in the prior year. Excluding the impact of restructuring in both years, operating margin was 39.0% in 2009 compared to 43.4% in 2008. Net Income for the quarter was $100.6 million, a decrease of $12.4 million, reflecting the decline in operating income combined with the increase in interest and other non-operating expenses, partially offset by a lower provision for income taxes. Diluted EPS was $0.42 in 2009, and included a $0.01 charge related to restructuring actions. Excluding the aforementioned impact related to restructuring in 2009, diluted EPS was $0.43, a decrease from $0.45 in 2008 which excludes a $0.01 impact related to a favorable resolution of a Legacy Tax Matter.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:

United States	$229.7	$218.3	5.2%

International:

EMEA	156.7	155.9	0.5%

Other	65.4	59.2	10.5%

Total International	222.1	215.1	3.3%

Total	451.8	433.4	4.2%

Expenses:

Operating	135.1	122.7	(10.1)%

SG&A	124.3	108.1	(15.0)%

Restructuring	3.7	(1.8)	(305.6)%

Depreciation and amortization	16.2	14.6	(11.0)%

Total	279.3	243.6	(14.7)%

Operating income	$172.5	$189.8	(9.1)%

Interest (expense) income, net	$(11.5)	$(12.6)	8.7%

Other non-operating (expense) income, net	$1.7	$7.5	(77.3)%

Net income attributable to Moody’s	$100.6	$113.0	(11.0)%

Global MCO revenue of $451.8 for the three months ended September 30, 2009 increased $18.4 million from the same period in 2008, primarily reflecting recovery in corporate bond issuance and the impact of acquisitions made in the fourth quarter of 2008. FX translation had a negative $10 million impact on revenue and related primarily to the weakening of the euro and British pound to the U.S. dollar relative to 2008. Global revenue in both the MIS and MA operating segments increased modestly compared to the same period in 2008. Recurring revenue in the third quarter of 2009 was 63% of total revenue remaining flat compared to 2008.

Revenue in the U.S. accounted for 51% of global MCO, which is consistent with 2008. U.S. revenue increased $11.4 million from the prior year reflecting strong growth in ratings from investment and speculative-grade issuance within CFG due to narrowing credit spreads and increased investor confidence within both the investment-grade and high-yield markets.

International revenue of $222.1 million in the third quarter of 2009 was $7 million higher than 2008. Excluding the negative impact of FX translation, international revenue increased $16.5 million compared to the same period in 2008.

The table below shows Moody’s global staffing by geographic area:

	September 30,		% change
	2009	2008
United States	2,158	2,088	3.4%

International	1,815	1,494	21.5%

Total	3,973	3,582	10.9%

The increase in international staffing as shown in the table above is due primarily to the fourth quarter 2008 acquisitions within the MA segment.

Operating expenses of $135.1 million in 2009 were $12.4 million higher than the same period in 2008 due to increases in compensation expenses. Compensation costs of $115.2 million were $12.4 million higher than the prior year primarily due to additional headcount from acquisitions, as well as an increase in accruals for incentive compensation reflecting greater achievement against targeted results in 2009 compared to the prior year, partially offset by favorable changes in FX translation. Non-compensation expenses were flat compared to 2008, reflecting higher costs associated with the fourth quarter 2008 acquisitions, offset by favorable changes in FX translation.

SG&A expenses of $124.3 million were $16.2 million higher than the prior year, reflecting increases in both compensation and non-compensation costs, partially offset by favorable changes in FX translation. Non-compensation costs of $63.0 million increased $12.1 million from the prior year reflecting an increase in professional fees which includes legal and IT consulting costs, as well as higher rent and occupancy costs relating to the January 1, 2009 commencement of the Canary Wharf Lease in London. Additionally, non-compensation costs for the third quarter of 2009 include approximately $3 million relating to an international VAT tax matter. Compensation costs were $61.3 million, up $4.1 million compared to 2008, due primarily to higher incentive compensation accruals reflecting greater achievement against targeted results in 2009 compared to the prior year, partially offset by the favorable impact in FX translation.

Restructuring expenses of $3.7 million increased from the prior year reflecting costs associated with headcount reductions, the divestiture of non-strategic assets and contract termination costs in accordance with the 2009 Restructuring Plan, as well as adjustments to previous estimates for the 2007 and 2009 Restructuring Plans.

Depreciation and amortization for the third quarter of 2009 of $16.2 million increased $1.6 million compared to the same period in 2008. The increase is due primarily to amortization of intangible assets associated with business acquisitions made in the fourth quarter of 2008.

Operating income of $172.5 million was $17.3 million lower than the prior year reflecting the 4.2% increase in global revenue that was more than offset by the 14.7% increase in total expenses. Changes in FX translation rates had an unfavorable $2 million effect on operating income in 2009.

Net interest expense of $11.5 million decreased $1.1 million compared to the third quarter of 2009 due to lower interest expense resulting from favorable borrowing rates and lower debt balances partially offset by lower interest income resulting from lower 2009 average cash balances coupled with lower interest rate yields.

Other non-operating (expense) income, net, was $1.7 million in the third quarter of 2009, compared to $7.5 million in 2008. The change reflects a charge of approximately $5 million relating to an international non-income tax matter and $2.1 million higher FX gains than in 2008 due to the strengthening of the euro against the U.S. dollar and British pound during the third quarter of 2009. Additionally, the 2008 amount reflects a $4.6 million benefit for the reversal of a Legacy Tax Matter.

Moody’s ETR for the three months ended September 30, 2009 was 37.5%, or 90 bps lower than the same period in 2008, reflecting a higher amount of taxable income generated in lower tax jurisdictions outside of the U.S.

Net Income of $100.6 million was down $12.4 million compared to 2008, reflecting the $18.4 million increase in revenue more than offset by increases in both operating and non-operating expenses, partially offset by a lower provision for income taxes. Excluding the impact of restructuring and Legacy Tax in both years, Net Income was $102.9 million, a decrease of $6.2 million from 2008.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Structured finance	$79.2	$95.7	(17.2)%
Corporate finance	101.4	77.0	31.7%
Financial institutions	62.9	64.4	(2.3)%
Public, project and infrastructure finance	61.8	59.7	3.5%

Total	305.3	296.8	2.9%

Expenses:
Operating and SG&A	173.7	157.2	(10.5)%
Restructuring	1.0	(1.4)	(171.4)%
Depreciation and amortization	7.9	8.5	7.1%

Total	182.6	164.3	(11.1)%

Operating income	$122.7	$132.5	(7.4)%

Global MIS revenue of $305.3 million in 2009 increased $8.5 million, or $14.0 million excluding the unfavorable changes in FX translation rates, compared to 2008. The increase reflects good growth in investment-grade corporate debt issuance in the U.S. and EMEA and speculative-grade corporate debt issuance in the U.S., partially offset by declines in both U.S. and non-U.S. SFG revenue. Transaction revenue for total MIS was 49% in the third quarter of 2009 compared to 48% for the same period in 2008.

In the U.S., revenue was $164.8 million, an increase of $11.5 million, or 8% from prior year, reflecting good growth in investment-grade and speculative-grade issuance within CFG being partially offset by declines in all other LOBs. Outside the U.S., revenue of $140.5 million declined 2%, primarily reflecting declines in SFG in EMEA, partially offset by strong growth in investment-grade corporate debt issuance within CFG.

Global SFG revenue of $79.2 million decreased $16.5 million reflecting the continued slowdown in new issuance in the securitization markets due to reduced investor appetite, continued high credit spreads and higher credit enhancements. As a result, transaction revenue declined to 43% of total SFG compared to 48% in the same period of 2008. In the U.S., revenue of $37.0 million decreased $3.0 million, or 8% against prior year, and represented 47% of total SFG revenue, compared to 42% in the prior year period. The decline was most notable within the Derivatives sector of the business. Internationally, revenue of $42.2 million declined $13.5 million, with approximately 59% of the decline occurring within EMEA Derivatives. Changes in FX translation rates had a negative $1 million impact on international SFG revenue in 2009.

Global CFG revenue of $101.4 million increased $24.4 million from the prior year with good growth in both the U.S. and non-U.S. regions. Transaction revenue was 63% for the third quarter of 2009, up from 53% in the same period of 2008. In the U.S., revenue of $62.6 million increased $16.2 million, or 35% from 2008, reflecting strong growth in issuance in both the speculative-grade and investment-grade markets. The increases are due to narrowing interest rate spreads, increases in investor confidence and issuers’ refinancing debt ahead of expected maturities possibly in anticipation of future interest rate increases, potential future volatility in interest rate spreads and concerns about availability of future funding. The aforementioned increases in the U.S. were partially offset by a decrease in revenue from rating bank loans. Outside the U.S., revenue of $38.8 million increased $8.2 million, or 27% compared to the prior year primarily reflecting growth in investment-grade issuance in all non-U.S. regions. Non-U.S. revenue represented 38% of total CFG revenue, down slightly from 40% in the prior year. Changes in FX translation rates had a negative $1 million impact on international CFG revenue in 2009.

Global FIG decreased $1.5 million, or was flat excluding the unfavorable impact of FX translation, compared to prior year. Transaction revenue represented 27% of total FIG revenue, down from 30% in the third quarter of 2008. In the U.S., revenue of $26.0 million decreased $1.1 million from the prior year reflecting challenging markets within the banking sector partially offset by growth in the insurance sector which is due to insurers taking advantage of favorable market conditions to refinance existing debt and recapitalize their balance sheets. Internationally, revenue in the third quarter of 2009 of $36.9 million was flat compared to the same period in 2008.

Global PPIF revenue of $61.8 million increased $2.1 million from the prior year, reflecting modest growth internationally. U.S. revenue of $39.2 million was flat compared to 2008 due primarily to low issuance volumes for municipal structured products, particularly in variable-rate and auction-rate securities. Partially offsetting this decrease was a modest increase in both the U.S. public finance and project finance sectors compared to the prior year. Outside the U.S., revenue increased $2.7 million, reflecting strong growth in the EMEA infrastructure finance sector due to higher issuance coupled with increases in the project finance sector primarily resulting from two large debt issues in the region during the third quarter of 2009. Transaction revenue in the third quarter of 2009 represented 57% of total PPIF, down from 60% in 2008. Changes in FX translation rates had a negative $1 million impact on international PPIF revenue in 2009.

Operating and SG&A expense for the quarter increased $16.5 million, primarily reflecting increases in compensation costs of $12 million partially offset by favorable changes in FX translation rates. The increase in compensation expense is primarily due to higher accruals for incentive compensation reflecting greater achievement against targeted results in 2009 compared to the prior year. Non-compensation expenses increased approximately $5 million compared to 2008 primarily due to higher professional service fees which included legal and IT consulting.

Restructuring expenses reflected adjustments made to previous estimates for the 2007 and 2009 Restructuring Plans.

Operating income of $122.7 million was $9.8 million lower than in 2008 reflecting the 11.1% increase in expenses outpacing the 2.9% increase in revenue.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Subscriptions	$118.9	$118.7	0.2%
Software	20.2	11.1	82.0%
Professional services	7.4	6.8	8.9%

Total	146.5	136.6	7.2%

Expenses:
Operating and SG&A	85.7	73.6	(16.4)%
Restructuring	2.7	(0.4)	NM
Depreciation and amortization	8.3	6.1	(36.1)%

Total	96.7	79.3	(21.9)%

Operating income	$49.8	$57.3	(13.1)%

Global MA revenue of $146.5 million, including a $4 million negative impact from changes in FX translation rates, increased $9.9 million from the prior year. The increase is due to contributions from business acquisitions made in the fourth quarter of 2008. Relationship revenue accounted for 88% of total MA revenue, down from 91% in the third quarter of 2008.

In the U.S., revenue of $64.9 million was flat compared to prior year with growth in subscriptions and software completely offset by declines in professional services. Internationally, revenue of $81.6 million increased $10 million compared to the same period of 2008, driven by the strong growth in software revenue from business acquisitions. Changes in FX translation rates had a negative $4 million impact on international MA revenue in 2009.

Within global subscriptions, modestly higher attrition due to contraction among capital markets customers was offset by demand for products that support analysis for investment and commercial credit applications. The $9.1 million increase in software was almost entirely attributable to acquisitions made in the fourth quarter of 2008. Third quarter 2009 professional services revenue increased modestly reflecting an increase in demand for portfolio analysis and risk modeling services.

Operating and SG&A expenses of $85.7 million were $12.1 million higher than 2008 due to increases in both compensation and non-compensation expenses. The $5 million increase in compensation is due primarily to higher salaries relating to increased headcount resulting from the fourth quarter 2008 business acquisitions partially offset by lower incentive compensation which reflects lower achievement against targeted results compared to the prior year and favorable changes in FX translation. Non-compensation expenses increased $7 million from the prior year in areas such as rent, T&E, marketing and subscriptions due primarily to the aforementioned business acquisitions.

Restructuring expenses increased $3.1 million from the prior year, primarily due to severance and contract termination costs associated with the divestiture of non-strategic assets as well as adjustments made to previous estimates for the 2009 and 2007 Restructuring Plans.

Depreciation and amortization expenses increased $2.2 million from prior year, primarily reflecting additional amortization for intangible assets acquired through business acquisitions in the fourth quarter of 2008.

Operating income of $49.8 million decreased $7.5 million compared to 2008, due to the 21.9% increase in expenses outpacing the 7.2% increase in revenue. Excluding restructuring in both years, operating income in 2009 was $52.6 million, a decrease of $4.3 million from the same period in 2008.

Results of Operations

Nine Months Ended September 30, 2009 compared with Nine Months Ended September 30, 2008

Executive Summary

Moody’s revenue for the first nine months of 2009 totaled $1,311.4 million, a decrease of $40.3 million from 2008. Excluding the negative impact from changes in FX translation rates, revenue for the first nine months of 2009 increased $6.6 million compared to the same period in 2008. Total expenses for the year-to-date period were $802.8 million, an increase of $73.9 from 2008, and included approximately $40 million in favorable impact from changes in FX translation rates. Operating income of $508.6 million in the first nine months of 2009 decreased $114.2 million compared to the same period in 2008. Excluding the impact of restructuring in both years, operating income was $527.2 million, a decrease of $92.9 million from the prior year. Diluted EPS of $1.26 for the first nine months of 2009 included a $0.05 unfavorable impact from restructuring actions and a $0.03 favorable impact relating to the resolution of a Legacy Tax Matter. Excluding the aforementioned items in 2009, diluted EPS of $1.28 decreased $0.16, or 11.1%, from $1.44 in 2008, which excludes the favorable per share impacts of $0.01 and $0.04 for restructuring and the resolution of Legacy Tax Matters, respectively.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
United States	$675.7	$714.6	(5.4)%

International:
EMEA	453.3	455.2	(0.4)%
Other	182.4	181.9	0.3%

Total International	635.7	637.1	(0.2)%

Total	1,311.4	1,351.7	(3.0)%

Expenses:
Operating	385.5	365.9	(5.4)%
SG&A	351.2	321.8	(9.1)%
Restructuring	18.6	(2.7)	NM
Depreciation and amortization	47.5	43.9	(8.2)%

Total	802.8	728.9	(10.1)%

Operating income	$508.6	$622.8	(18.3)%

Interest (expense) income, net	$(20.9)	$(36.5)	42.7%
Other non-operating (expense) income, net	$(8.8)	$18.9	(146.6)%
Net income attributable to Moody’s	$300.1	$368.9	(18.7)%

Global revenue of $1,311.4 million in the first nine months of 2009 decreased $40.3 million compared to 2008 with declines in MIS being partially offset by modest growth in MA. Excluding the negative impact from changes in FX translation rates, revenue for the first nine months of 2009 increased $6.6 million compared to the same period in 2008. Transaction revenue accounted for 36% of global MCO revenue in 2009 compared to 38% in the prior year.

In the U.S., revenue declined $38.9 million with 90% of the decrease attributable to the MIS segment reflecting continued declines in issuance within SFG partially offset by strong year-over-year growth in investment-grade and high-yield rated issuance within CFG.

International revenue of $635.7 million for the first nine months of 2009 was flat compared to the same period in 2008 and reflected significant declines in SFG revenue within the MIS operating segment and approximately $46 million in unfavorable impact from changes in FX translation rates being offset by growth in CFG as well as MA revenue which benefited from acquisitions made in the fourth quarter of 2008.

Total expenses for the first nine months of 2009 were $802.8 million, an increase of $73.9 million from 2008. The increase primarily reflects the impact of acquisitions made in the fourth quarter of 2008, costs associated with the 2009 Restructuring Plan, higher incentive compensation reflecting greater achievement against targeted results in 2009 compared to the prior year and higher depreciation and amortization from intangible assets acquired in the fourth quarter of 2008. Additionally, there were higher rent and occupancy costs in 2009 related to the Canary Wharf lease in London, higher professional services costs which include legal and IT consulting as well as a charge for an international VAT matter. The aforementioned increases were partially offset by a $39.6 million favorable impact from changes in FX translation rates.

Operating expenses were $385.5 million, an increase of $19.6 million from the prior year resulting primarily from higher compensation costs of $14 million compared to the same period in 2008. Compensation costs were $326.7 million, an increase of 5% from prior year, reflecting higher incentive compensation costs due to greater achievement against targeted results in 2009 compared to the prior year and higher salary costs due to the fourth quarter 2008 acquisitions in the MA operating segment. Non-compensation expenses for the nine months ended September 30, 2009 were $58.8 million and increased approximately $5 million compared to the same period in 2008. The increase is due primarily to costs associated with outsourced technology services as well as costs from the fourth quarter 2008 acquisitions. The increase in both compensation and non-compensation expenses were partially offset by favorable changes in FX translation rates.

SG&A expenses of $351.2 million were $29.4 million higher than prior year. The increase is primarily due to higher non-compensation costs, which reflect higher rent expense relating to the Canary Wharf lease in London, additional bad debt expense due to the deterioration of liquidity caused by general economic conditions, higher professional services costs which include legal, IT and consulting as well as a charge for an international VAT matter. Additionally, non-compensation costs increased over the prior year due to the fourth quarter 2008 acquisitions in the MA operating segment. Compensation costs were $178.5 million, flat compared to the same period in 2008 with the increase in incentive compensation and higher salaries costs associated with the fourth quarter 2008 acquisitions being offset by favorable impacts from changes in FX translation rates as well as cost savings from the 2007 and 2009 Restructuring Plans.

Operating income of $508.6 million decreased $114.2 million from prior year due to the 3% revenue decline coupled with the 10.1% increase in total expenses. Excluding the impact of restructuring in both years, operating income of $527.2 million decreased $92.9 million. Changes in FX translation rates had a $7.4 million unfavorable impact on operating income for the nine months ended September 30, 2009.

Net interest expense for the nine months ended September 30, 2009 was $20.9 million, a decrease of $15.6 million compared to the same period in 2008. The change is due primarily to an interest expense reduction of approximately $12 million for tax and tax-related liabilities recorded in the first quarter of 2009 coupled with a $6.5 million favorable resolution of a Legacy Tax Matter in the second quarter of 2009. Interest expense on borrowings decreased approximately $9 million compared to 2008 reflecting lower short-term debt balances coupled with lower interest rates on borrowings under the 2007 Facility and CP Program. During the nine months ended September 30, 2009, the Company has utilized its operating cash flow to reduce short-term borrowings by 26%. Interest income decreased approximately $13 million compared to the same period in 2008 reflecting lower average cash and cash equivalent balances coupled with lower interest rate yields.

Other non-operating (expense) income in 2009 was $(8.8) million compared to $18.9 million in 2008. The change reflects FX losses of $7 million in 2009 compared to FX gains of $10 million in 2008 reflecting the weakening of the euro to the British pound in 2009 as well as $11 million in favorable adjustments for Legacy Tax Matters in 2008. Furthermore, there was a $5 million charge in 2009 for an international non-income tax matter.

Moody’s ETR for the nine months ended September 30, 2009 was 36.6%, or 180 bps lower than the prior year, reflecting a higher amount of taxable income generated in lower tax jurisdictions outside the U.S., the non-taxable $12 million interest expense adjustment noted above and a $4.3 million Legacy Tax adjustment recorded in the second quarter of 2009. Excluding Legacy Tax Matters in both years, the ETR in 2009 of 37.4% decreased 140 bps from 2008.

Net Income in 2009 was $300.1 million, or $1.26 per diluted share, and decreased $68.8 million, or $0.23 per diluted share, compared to 2008. Excluding the impact of restructuring and Legacy Tax Matters in both years, Net Income for the nine months ended September 30, 2009 decreased $53.1 million to $303.5 million, or $1.28 per diluted share, from $1.44 in the same period of 2008.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Structured finance	$226.2	$313.7	(27.9)%
Corporate finance	293.0	249.2	17.6%
Financial institutions	186.5	206.5	(9.7)%
Public, project and infrastructure finance	180.1	181.4	(0.7)%

Total	885.8	950.8	(6.8)%

Expenses:
Operating and SG&A	489.5	481.0	(1.8)%
Restructuring	9.1	(1.8)	NM
Depreciation and amortization	23.1	25.9	10.8%

Total	521.7	505.1	(3.3)%

Operating income	$364.1	$445.7	(18.3)%

Global MIS revenue in 2009 of $885.8 million decreased $65 million, or $29.3 million excluding unfavorable changes in FX translation rates, compared to the same period of 2008. The decrease from prior year reflects declines in new issuance in SFG and FIG partially offset by strong growth in rated issuance in the investment-grade and high-yield sectors of CFG. Transaction revenue for total MIS in 2009 was 49% compared to 51% in 2008.

In the U.S., revenue was $483.9 million, a decrease of $35.2 million or 7% from prior year reflecting continued declines in SFG and FIG issuance being partially offset by strong growth in ratings of investment and speculative-grade debt. Non-U.S. revenue was $401.9 million and decreased 7% from the same period in 2008. The decrease primarily reflects declines in all international regions within SFG partially offset by growth in CFG and PPIF in EMEA due to higher issuance volumes.

Global SFG revenue of $226.2 million decreased $87.5 million reflecting the continued slowdown of new issuance in the securitization markets due to reduced investor appetite, continued high interest rate spreads and higher credit enhancements. The continued decline in new issuance resulted in transaction revenue in 2009 representing 40% of total SFG revenue, a decrease from 51% in 2008. The global decline was split equally between the U.S. and non-U.S. regions. In the U.S., revenue of $105.6 million decreased $43.9 million with the most prevalent declines in the ABS, Derivatives and CREF sectors. Non-U.S. revenue was $120.6 million and declined $43.6 million from 2008, with 51% of the decrease occurring within EMEA Derivatives. Unfavorable changes in FX translation rates had an $11 million impact on international SFG revenue for the nine months ended September 30, 2009.

Global CFG revenue of $293 million increased $43.8 million from the prior year which included approximately $10 million of unfavorable impact from changes in FX translation rates. The global increase is due primarily to higher rated issuance in the investment-grade and high-yield sectors and as a result, transaction revenue represented 64% of total CFG revenue, an increase from 57% in the prior year. In the U.S., revenue was $182.9 million, an increase of $32.9 million compared to 2008, reflecting strong growth in both investment-grade and high-yield bond issuance, partially offset by continued declines from rating bank loans. U.S. revenue accounted for 62% of global CFG compared to 60% in the prior year period. Approximately 63% of the U.S. investment grade growth occurred in the first half of 2009, although issuance has remained strong through the quarter ended September 30, 2009. This growth in issuance potentially reflects an increase in the number of companies refinancing debt ahead of expected maturities to take advantage of favorable interest rates within the corporate finance markets and to improve liquidity. The activity in the U.S. high-yield markets increased revenue by approximately $25 million, with 93% of the growth occurring in the second and third quarters of 2009. The growth in speculative-grade rated issuance reflects increased investor confidence in the high-yield market and the continued narrowing of interest rate spreads compared to U.S. Treasuries throughout the second and third quarters of 2009. Internationally, revenue of $110.1 million in 2009 increased 11% compared to the same period in 2008, driven primarily by growth in investment-grade issuance in EMEA reflecting early debt refinancing activities in the region.

Global FIG revenue of $186.5 million declined $20 million from the prior year, with 75% of the decrease occurring in the U.S. Transaction revenue declined to 28% of total FIG revenue, compared to 35% in the same period of 2008. In the U.S., 2009 revenue of $77.5 million decreased $15 million from 2008, primarily within the banking and insurance sectors reflecting a de-leveraging and recapitalization process, as well as a robust prior year comparable period. Outside the U.S., revenue was $109 million, a decrease of 4% from the prior year due primarily to declines in the banking sector in EMEA and Asia, partially offset by growth within the insurance sector. Unfavorable changes in FX translation rates negatively impacted international FIG revenue by approximately $10 million.

Global PPIF revenue was $180.1 million and was flat compared to the same period in 2008 with declines in U.S. municipal structured products offset by increases in the public finance and infrastructure finance in EMEA. Revenue generated from new transactions comprised 58% of global PPIF revenue compared to 61% in the same period of 2008. In the U.S., PPIF revenue decreased $9.2 million with declines in issuance for municipal structured products, partially offset by some growth in infrastructure finance debt obligations. Outside the U.S., PPIF revenue increased $7.9 million, or 15% over 2008, reflecting growth in infrastructure finance revenue in EMEA partially offset by declines in project finance in Asia. Excluding the $5.8 million unfavorable impact of changes in FX translation rates, international revenue grew $13.7 million compared to the same period in 2008.

Operating and SG&A expenses for the nine months ended September 30, 2009 increased $8.5 million, primarily reflecting increases in non-compensation costs of approximately $7 million. The increase in non-compensation costs reflects higher rent and occupancy costs for the Canary Wharf Lease, higher professional services costs which include legal and IT and a higher allowance for uncollectible accounts due to the deterioration of liquidity caused by general economic conditions. Additionally, there was a charge in 2009 for an international VAT matter. Compensation costs of $341.1 million were flat compared to 2008 with an increase in incentive compensation due to greater achievement against targeted results in 2009 compared to the prior year being partially offset by cost savings realized from the 2007 and 2009 Restructuring Plans, $6 million of senior executive severance costs included in 2008 and the impact of favorable changes in FX translation rates.

Restructuring expenses reflect costs associated with the 2009 Restructuring Plan as well as adjustments made to previous estimates for the 2007 Restructuring Plan.

Depreciation and amortization of $23.1 million decreased $2.8 million from prior year, due primarily to the 2008 accelerated depreciation for the New Jersey office facility closure.

Operating income of $364.1 million was $81.6 million lower than 2008 primarily reflecting the 6.8% decline in revenue coupled with the 3.3% increase in total expenses. Changes in FX translation rates had a $7 million negative impact on operating income during the nine months ended September 30, 2009.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% change Favorable (Unfavorable)
	2009	2008
Revenue:
Subscriptions	$353.7	$354.0	(0.1)%
Software	53.7	30.1	78.4%
Professional services	18.2	16.8	8.3%

Total	425.6	400.9	6.2%

Expenses:
Operating and SG&A	247.2	206.7	(19.6)%
Restructuring	9.5	(0.9)	NM
Depreciation and amortization	24.4	18.0	(35.6)%

Total	281.1	223.8	(25.6)%

Operating income	$144.5	$177.1	(18.4)%

Global MA revenue of $425.6 million increased by $24.7 million from the prior year, with the growth generated entirely from outside the U.S., despite a negative $11 million impact from changes in FX translation. Recurring revenue for the nine months ended September 30, 2009 was 90% of total revenue, slightly lower than the 92% in 2008 reflecting higher software revenue which is primarily transaction-based.

In the U.S., revenue was $191.8 million, a decrease of 2% from 2008, with 73% of the decline from lower subscription revenue. Outside the U.S., revenue of $233.8 million increased $28.4 million, driven by higher software revenue which was associated with acquisitions made in the fourth quarter of 2008. Excluding the unfavorable impact of FX translation rates, international MA revenue increased $39.5 million compared to the same period in 2008.

Operating and SG&A expenses of $247.2 million increased $40.5 million from the prior year, reflecting higher compensation and non-compensation costs. Compensation costs of $164.2 million increased $16.7 million from the prior year and reflected approximately 300 additional headcount added since September of last year primarily from acquisitions made in the fourth quarter of 2008 partially offset by lower incentive compensation resulting from lower achievement against targeted results in 2009 compared to the prior year. Non-compensation expenses were $83.0 million, an increase of $23.8 million compared to 2008, primarily due to higher rent and occupancy costs for the Canary Wharf Lease and higher expenses related to acquisitions made in the fourth quarter of 2008. The aforementioned increases for both compensation and non-compensation costs were partially offset by favorable changes in FX translation rates.

Restructuring expenses of $9.5 million reflect severance and contract termination costs associated with the divestiture of non-strategic assets as well as adjustments made to previous estimates for the 2009 and 2007 Restructuring Plans.

Depreciation and amortization expenses increased $6.4 million from prior year, primarily reflecting additional amortization for intangible assets acquired through business acquisitions in the fourth quarter of 2008.

Operating income of $144.5 million decreased $32.6 million compared to 2008, due to the 25.6% increase in expenses outpacing the 6.2% increase in revenue. Excluding restructuring in both years, operating income in 2009 was $154 million, a decrease of $22.2 million from the same period in 2008.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations and from financing activities. The Company had net repayments on borrowings of $186.6 million during the nine months ended September 30, 2009.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change
	2009	2008
Net cash provided by operating activities	$456.6	$405.4	$51.2
Net cash used in investing activities	$(64.4)	$(99.5)	$35.1
Net cash used in financing activities	$(243.6)	$(276.4)	$32.8

Net cash provided by operating activities

The following change in non-cash and other one-time items impacted cash provided by operating activities in 2009 compared to 2008, relative to net income:

•	A $7.8 million non-cash expense reduction related to the resolution of a Legacy Tax Matter in the second quarter of 2008.

The $51.2 million increase in net cash flows provided by operating activities resulted from changes in assets and liabilities discussed below and the change in the non-cash item discussed above, partially offset by a decrease in net income of $68.8 million:

•

A $130 million increase attributed to a reduction in payments of accounts payable and accrued liabilities outstanding at year end primarily reflecting lower 2008 incentive compensation payouts made in the first quarter of 2009 due to weaker financial performance in 2008 compared to 2007 as well as lower accrued taxes resulting primarily from the decrease in pre-tax income;

•	A $32 million increase relating to the $18.6 million restructuring charge taken in 2009 coupled with lower payments in 2009 compared to 2008 attributable to the 2007 Restructuring Plan;

•	A $64 million increase attributable to a reduction in other current assets due primarily to a reduction in prepaid taxes which were used for 2009 estimated income tax payments;

Partially offset by:

•

A $29 million decrease from other liabilities primarily reflecting a $17 million payment for interest to settle a tax audit for the 2001-2007 tax years and a $12 million reduction of accrued interest for UTB’s;

•	A decrease of approximately $33 million due to a refund of a deposit from the IRS in March 2008 in connection with a Legacy Tax Matter;

•	A $55 million decrease from UTB’s primarily related to a $51 million payment for the settlement of a tax audit for the 2001-2007 tax years;

•	A $6 million pension funding contribution made in the third quarter of 2009.

Net cash used in investing activities

The $35.1 million decrease in cash used for investing activities was primarily due to acquisitions in the first quarter of 2008. Cash paid for capital expenditures during the nine-months ended September 30, 2009 primarily reflects costs incurred for on-going technology projects to improve the Company’s internal computer systems and to build-out the Company’s Canary Wharf location in London, England.

Net cash used in financing activities

The $32.8 million decrease in cash used in financing activities was primarily attributed to:

•	A $472.9 million decrease in treasury shares repurchased in the first nine months of 2009 compared to 2008. The Company did not repurchase any shares in the first nine months of 2009;

Partially offset by:

•

Net repayments of $186.6 million on short-term borrowings resulting from the Company utilizing operating cash flow to repay outstanding borrowings in the first nine months of 2009 compared to net borrowings of $97.1 million in 2008;

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

The Company remains committed to using its strong cash flow to create value for shareholders in a manner consistent with maintaining sufficient liquidity by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a modest dividend. In the near-term, Moody’s intends to maintain its dividend, curtail systematic share repurchase activity and potentially initiate opportunistic share repurchases depending on Moody’s liquidity and market conditions. As of September 30, 2009 Moody’s had $1.4 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

At September 30, 2009 the Company had total borrowings outstanding from its CP Program of $531 million, the proceeds of which were or will be used to support the build-out of Moody’s Canary Wharf location, potential acquisitions, share repurchases and other operational and investing activities. At September 30, 2009, Moody’s had $1.3 billion of outstanding debt with approximately $470 million of additional capacity available. Principal payments on the 2008 Term Loan will commence in September 2010 in the amount of $1.9 million and continue through its maturity in accordance with the schedule of payments outlined in Note 10 to the Company’s consolidated financial statements.

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. This resulted in a restructuring charge of $17.0 million, all of which was recorded during the nine months ended September 30, 2009. The entire charge, except for $0.2 million of intangible assets written off, will result in cash outlays that will be substantially paid out over the next twelve months.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf section of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. For periods subsequent to September 30, 2009 the Company expects to incur approximately 14 million GBP of costs to build out the floors to its specifications, substantially all of which is expected to be incurred over the next twelve months.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that would reduce global head count, terminate certain technology contracts and consolidate certain corporate functions in response to both the Company’s Reorganization announced on August 7, 2007 as well as a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the $50.0 million restructuring charge reported in 2007 is $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. At September 30, 2009, the remaining cash payments were approximately $9 million, of which $1 million is expected to be paid over the next twelve months and the remaining liability of $8 million, which relates to the Company’s unfunded pension plans, will commence when each of the affected employees reach retirement age beginning in October 2009 and continue in accordance with plan provisions. The amount to be paid over the next twelve months relating to these pension liabilities is not expected to be material.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of September 30, 2009, including the aforementioned rent credits, are approximately $592 million.

The Company will be required to make a contribution in 2010 to its qualified DBPP between $5 million to $10 million. The contribution amount will be dependent on the 2009 plan asset returns as well as the actuarial determination of plan liabilities.

The Company also intends to use a portion of its cash flow to pay dividends. On October 27, 2009, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on December 10, 2009 to shareholders of record at the close of business on November 20, 2009. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

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

Indebtedness

The following table summarizes total indebtedness:

	September 30, 2009	December 31, 2008
2007 Facility	$—	$613.0
Commercial paper, net of unamortized discount of $0.1 at 2009 and $0.3 at 2008	531.0	104.7
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	150.0

Total Debt	1,281.0	1,467.7
Current portion	(532.9)	(717.7)

Total long-term debt	$748.1	$750.0

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points per annum of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The weighted average interest rate on borrowings outstanding as December 31, 2008 was 1.47%. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.3% and 2.08% as of September 30, 2009 and December 31, 2008, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On September 7, 2007, the Company issued and sold through a private placement transaction $300.0 million aggregate principal amount of its 6.06% Series 2007-1 Senior Unsecured Notes due 2017 pursuant to the 2007 Agreement. The Series 2007-1 Notes have a ten-year term and bear interest at an annual rate of 6.06%, payable semi-annually on March 7 and September 7. Under the terms of the 2007 Agreement, the Company may, from time to time within five years, in its sole discretion, issue additional series of senior notes in an aggregate principal amount of up to $500.0 million pursuant to one or more supplements to the 2007 Agreement. The Company may prepay the Series 2007-1 Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make Whole Amount. The 2007 Agreement contains covenants that limit the ability of the Company, and certain of its subsidiaries to, among other things: enter into transactions with affiliates, dispose of assets, incur or create liens, enter into any sale-leaseback transactions, or merge with any other corporation or convey, transfer or lease substantially all of its assets. The Company must also not permit its Debt/EBITDA ratio to exceed 4.0 to 1.0 at the end of any fiscal quarter.

On September 30, 2005, the Company issued and sold through a private placement transaction $300.0 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes due 2015 pursuant to the 2005 Agreement. The Series 2005-1 Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. Proceeds from the sale of the Series 2005-1 Notes were used to refinance $300.0 million aggregate principal amount of the Company’s outstanding 7.61% senior notes which matured on September 30, 2005. In the event that Moody’s pays all, or part, of the Series 2005-1 Notes in advance of their maturity, such prepayment will be subject to a Make Whole Amount. The Series 2005-1 Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements.

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

At September 30, 2009, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2009, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expense on borrowings	$(10.4)	$(14.5)	$(34.8)	$(44.2)
Income	0.6	5.0	2.0	15.2

FIN 48 and other tax related interest	(2.4)	(3.6)	4.3	(10.4)

Interest capitalized	0.7	0.5	1.1	0.6
Legacy Tax (a)	—	—	6.5	2.3

Total interest expense, net	$(11.5)	$(12.6)	$(20.9)	$(36.5)

(a)

The 2009 amount represents interest income related to the favorable settlement of the 1993 – 1996 Legacy Tax Matter, as further discussed in Note 11 below; the 2008 amount represents a reduction of accrued interest due to the favorable resolution of Legacy Tax Matters, as further discussed in Note 11 below.

Net interest expense of $20.9 million for the first nine months of 2009 reflects a reduction of approximately $12 million for tax and tax-related liabilities.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At September 30, 2009, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2009:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,536.0	$572.4	$130.6	$163.5	$669.5
Operating lease obligations	922.0	56.4	106.9	114.7	644.0
Purchase obligations (2)	129.2	63.0	47.3	18.9	—
Pension obligations (3)	71.2	1.7	16.2	7.1	46.2
Capital lease obligations	2.0	1.3	0.7	—	—

Total (4)	$2,660.4	$694.8	$301.7	$304.2	$1,359.7

(1)	Reflects principal payments, related interest and applicable fees on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 10 to the condensed consolidated financial statements.
(2)	Includes amounts contractually committed to for the build-out of the Canary Wharf Lease.
(3)	Reflects projected benefit payments for the next ten years relating to the Company’s unfunded Post-Retirement Benefit Plans described in Note 9 to the condensed consolidated financial statements. The table above does not include an expected contribution in 2010 between $5 million to $10 million to the Company’s U.S. qualified funded defined benefit pension plan as the exact amount is not yet definitively known.
(4)	The table above does not include the Company’s net long-term tax liabilities of $125.7 million and $51.8 million relating to UTBs and Legacy Tax Matters, respectively, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On October 27, 2009, the Board approved the declaration of a quarterly dividend of $0.10 per share of Moody’s common stock, payable on December 10, 2009 to shareholders of record at the close of business on November 20, 2009.

2009 Outlook

Moody’s outlook for 2009 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the impact of government-sponsored economic stabilization initiatives. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ materially from our current outlook.

Moody’s is revising its outlook for the full-year 2009 due to continued strength in corporate debt issuance. This outlook assumes foreign currency translation at end of third quarter rates. The Company now expects revenue for the full-year 2009 to be about flat versus full-year 2008. Revenue expectations for certain areas have changed based on conditions specific to those businesses and geographies. Moody’s now expects full-year 2009 expenses to increase in the high-single-digit percent range. Full-year 2009 operating margin is now projected in the high-thirties percent range and an effective tax rate is now expected in the range of 37 to 38 percent. The Company now expects diluted earnings per share for full-year 2009 in the range of $1.60 to $1.68.

For the global MIS business, the Company now expects revenue for the full-year 2009 to decline in the low-single-digit percent range. Within the U.S., Moody’s now expects MIS revenue to be about flat with the prior-year period. The Company continues to expect MIS revenue outside the U.S. to decline in the mid-single-digit percent range. The Company now expects corporate finance revenue for full-year 2009 to increase in the low-thirties percent range from full-year 2008, reflecting strong activity in both investment- and speculative-grade issuance. Moody’s still expects structured finance revenue for full-year 2009 to decrease in the mid-twenties percent range, with declines across all asset classes. Revenue from financial institution ratings is still expected to decline in the mid-single-digit percent range while revenue from public, project and infrastructure finance for full-year 2009 is now expected to increase in the low-single-digit percent range.

For Moody’s Analytics, full-year 2009 revenue growth is still expected to be in the low-single-digit percent range driven by the Company’s expectations for strong growth in software revenue attributable to the Fermat acquisition. The Company now projects subscription revenue to be about flat with full-year 2008 results, while professional services revenue is now expected to decline in the mid-single-digit percent range. Within the U.S., Moody’s still anticipates MA revenue will decline in the low-single-digit percent range, and outside the U.S., the Company still expects revenue to increase in the high-single-digit percent range.

Recently Issued Accounting Pronouncements

Adopted:

In June 2009, the FASB issued SFAS No. 168 – “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. SFAS No. 168 sets forth the FASB’s new codification which was first introduced in SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative GAAP. The Company has implemented the provisions of this statement in its financial statements for the period ending September 30, 2009. The implementation of the standard did not have any impact on its consolidated financial statements but required the Company to reference the new codification.

Not Yet Adopted:

In October 2009, the FASB issued ASU No. 2009-13 – “Revenue Recognition (Topic 605)” which modifies the criteria for separating consideration in a revenue arrangement with multiple deliverables. The ASU will require that a relative-selling price model be used for allocating the consideration revenue arrangements with multiple deliverables into its separate elements. The ASU also changes the level of evidence regarding stand-alone selling price required to separate deliverables by allowing a vendor to use its best estimate of stand-alone selling price when more objective evidence is not available. ASU No. 2009-13 also requires enhanced disclosures regarding the aforementioned revenue arrangements. This standard will be effective for fiscal years beginning after June 15, 2010 with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements.

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

Following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last two years, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing investigation, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is cooperating with such investigations and inquiries. Moody’s is also cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York. The Company has opposed the remand and expects to move to dismiss the amended consolidated complaint upon resolution of the remand motion. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities. On October 20, 2009, the Company moved to dismiss or stay the action in favor of related federal litigation. On July 6, 2009, W. A. Sokolowski, a purported shareholder of the Company, filed a purported shareholder derivative complaint on behalf of the Company against its directors and current and former officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts claims relating to alleged mismanagement of the Company’s processes for rating structured finance transactions, alleged insider trading and causing the Company to buy back its own stock at artificially inflated prices.

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

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company has recorded liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. For income tax matters, the Company employs the prescribed methodology of FIN 48 implemented as of January 1, 2007 which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

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

Legacy Tax Matters

Moody’s continues to have exposure to certain Legacy Tax Matters. At September 30, 2009, Moody’s has recorded liabilities for Legacy Tax Matters totaling $55.3 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Settlement agreements were executed with the IRS in 2005 regarding Legacy Tax Matters for the years 1989-1990 and 1993-1996. With respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million is interest and $4.3 million is a reduction of tax expense. This settlement increased the Company’s net income by $8.2 million for the year to date 2009 period. As of September 30, 2009, the Company continues to carry a liability of $1.9 million with respect to these matters.

Amortization Expense Deductions

This Legacy Tax Matter involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. Moody’s carries a liability of $1.6 million at September 30, 2009 with respect to this matter.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of September 30, 2009, Moody’s liability with respect to this matter totaled $51.8 million, including interest.

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

In February 2009, the SEC published a second set of final rules applicable to NRSROs. These final rules were approved by the Commission in early December 2008. The majority of these rules provide requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. A majority of these rules became operative in April 2009.

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

In September 2009, the SEC voted to adopt a third set of final rules, as well as propose and re-propose new rules, and seek comment via a concept release. With respect to the final rules, two had been proposed in February 2009 and concern disclosure of ratings histories, as well as issuer-provided information. The other final rule, as well as the re-proposed rules, includes eliminating references to NRSRO credit ratings in certain regulations. The proposed rules address issues relating to requiring further disclosures of conflicts of interest, enhancing the compliance function, and mandating the disclosure of credit ratings and related information in registration statements when ratings are used in connection with selling registered securities. The concept release seeks comment on the treatment of NRSROs as experts under the Securities Act of 1933.

Both chambers of Congress, as well as the Administration, are reviewing the broader U.S. regulatory infrastructure and as part of this review, the role and function of CRAs will continue to be studied. For example, as part of a series of hearings focusing on the existing market turmoil, on October 22, 2008, the House Committee on Oversight and Government Reform (“House Oversight Committee”) held a hearing on the Role of Credit Rating Agencies in which MIS participated.

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

Subsequently, the Treasury has produced and sent to Congress a series of proposed bills that seek to implement the various aspects of the Administration’s Proposal. With respect to the CRA industry, the Treasury’s proposed bill was sent to the Congress on July 21st. It is entitled “Improvements to the Regulation of Credit Rating Agencies” and is organized in order to address the following areas: mandatory registration of credit rating agencies; enhanced regulation of nationally recognized statistical rating organizations; strengthening credit rating agency independence; and issuer disclosure of preliminary ratings.

As part of the ongoing debate in Congress, MIS participated in two hearings on September 30, 2009. One hearing was held by the House Oversight Committee and the other by the House Financial Services Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises. Following these hearings, the House Financial Services Committee approved a bill entitled “Accountability and Transparency in Rating Agencies Act”. A separate bill on enhanced oversight of CRAs has been circulated in the Senate. These Congressional proposals overlap with the Administration’s Proposal and are each being debated in Congress. Certain proposals currently contain provisions that could potentially increase the costs associated with the operation of a CRA and increase the legal risk associated with the issuance of credit ratings by purporting to lower the standard of liability for CRAs. As the legislative process is still in its preliminary stage, it is as yet too early to assess the potential impact of additional legislation.

Internationally, several regulatory developments have occurred:

The Group of 7 (G-7), the Group of 8 (G-8) and the Group of 20 (G-20) – The G-7 Finance Ministers and Central Bank Governors formally asked the former Financial Stability Forum (FSF), which in April 2009 was succeeded by the Financial Stability Board (FSB), to analyze the underlying causes of the recent financial market turbulence. One area for analysis was the role and use of credit ratings in the structured finance market. To encourage the adoption of a unified regulatory approach, the FSF coordinated the work of other international organizations on these subjects. The FSF’s recommendations on the CRA industry were as follows: improve the quality of the rating process and management of conflicts of interest in rating structured finance securities; differentiate ratings on structured finance products from those on corporate and government bonds and expand the initial and ongoing information provided on the risk characteristics of structured products; and enhance their review of the quality of the data input and due diligence performed on underlying assets by originators, arrangers and issuers.

In November 2008, the Heads of State of the G-20 reached agreement on a wide-ranging set of proposals to better regulate financial systems. Among other things, the G-20 committed to implement oversight of the CRAs, consistent with the strengthened International Organization of Securities Commissions’ (“IOSCO”) Code of Conduct (see below) and agreed that, in the medium term, the countries should implement a registration system for CRAs. The G-20 also committed to formulate their regulations and other measures in a consistent manner and recommended that IOSCO review CRAs’ adoption of the standards and mechanisms for monitoring compliance.

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

In September 2009, the G-20 met in Pittsburgh and developed a progress report on actions to promote global financial regulatory reform. With respect to CRAs, the G-20 acknowledged that stronger oversight regimes for CRAs have been developed in the EU, the US and Japan, and recognized that the development of good practices for due diligence by asset managers investing in structured finance products will result in reduced reliance on credit ratings. The G-20 also expressed concern about the creation of globally inconsistent regulations.

IOSCO – In December 2004, the Technical Committee of IOSCO published its Code of Conduct Fundamentals for Credit Rating Agencies (“IOSCO Code”). In March 2008, IOSCO published for public consultation a report on the role of CRAs in structured finance, as well as a proposal to amend the IOSCO Code. Working with four other globally active CRAs, MIS submitted a joint response to IOSCO’s consultation report. This joint response can be found on the Regulatory Affairs webpage of the Company’s website. In May 2008, IOSCO finalized its report and published the revised IOSCO Code at its annual meeting in May, 2008. The changes made to the IOSCO Code broadly address greater transparency of methodologies and processes by CRAs. In July 2008, IOSCO also announced that it will monitor the CRAs implementation of the IOSCO Code changes and it will explore the means by which IOSCO members might work together to verify the proper and complete disclosure by CRAs of information required by the IOSCO Code.

On March 12, 2009, IOSCO published its second review of CRA implementation of the IOSCO Code. The report noted that 7 out of the 21 CRAs reviewed had implemented the IOSCO Code in their own codes of conduct. In particular, MIS was found to have substantially implemented the 2008 revisions to the IOSCO Code. IOSCO also published and sent a note to the G-20 and Financial Stability Forum regarding the use of the IOSCO Code as the basis for international oversight of CRAs and mechanisms by which regulators can help assure adequate cross-border supervision of globally active CRAs. In addition, IOSCO announced the establishment of a new standing committee (Standing Committee 6) that will address global issues regarding the CRA industry.

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

Finally, IOSCO is exploring the possibility of supervisory colleges and/or bilateral cooperation arrangements for the oversight of CRAs to address concerns relating to globally fragmented regulations and in order to promote greater interaction between CRAs and regulators, as well as greater coordination among regulators overseeing international CRAs.

EU – On July 31, 2008 the European Commission published a consultation document seeking comments on proposals with respect to regulating CRAs that operate in the EU. Specifically, the Commission sought comments on the authorization, supervision and enforcement rules for rating agencies that operate within the EU. Over 90 respondents provided the Commission with their views on the suggested framework. MIS’s comments on the proposal are posted on the Regulatory Affairs page of the Company’s website.

In November 2008, the Commission introduced proposed regulation for the oversight of CRAs. The document was primarily based on the IOSCO Code, but with important differences such as additional provisions related to conduct and governance. Since its introduction, the Commission’s proposed regulation has been subject to negotiation and modification by EU Member States – under the presidency of the Council of Europe – and by the European Parliament. In late April 2009, a compromise text was agreed to by the Commission, the Council of Europe and the European Parliament, and on April 23, 2009 the European Parliament voted and passed this compromised text (“EU Regulation”). We do not expect any material amendments to the EU Regulation as voted on by the European Parliament and that is to be published in the Official Journal of the European Union. The Company expects that CRAs will need to be in compliance with the EU Regulation of CRAs in the second half of 2010. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and used for regulatory purposes in the EU. Among these requirements is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. The details of how these and other requirements will be implemented have yet to be decided, and it is therefore too early to assess the impact of the EU Regulation on MIS’s operations or financial results.

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

Finally, the G-20 has announced that by the end of 2009, the Basel Committee will review the role of external ratings in regulation and determine whether any adverse incentives need to be addressed.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 44 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2009

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1-31	—	$—	—	$1,431.2 million
August 1-31		$—	—	$1,431.2 million
September 1-30	403	$—	—	$1,431.2 million

Total	403		—

(1)	Represents the surrender of common stock to the Company in order to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the third quarter of 2009, Moody’s issued 0.2 million shares under share-based compensation plans and did not repurchase any shares of its common stock.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101

.1**	The following financial information from Moody’s Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008; (ii) Consolidated Balance Sheets (Unaudited) at September 30, 2009 and December 31, 2008; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008; (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed herewith.
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: November 4, 2009

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)