Form 10-K
period 2009-12-31
MOODYS CORP /DE/
filed 2010-03-01
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2).

Large Accelerated Filer ☒     Accelerated Filer ☐    Non-accelerated Filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2009 (based upon its closing transaction price on the Composite Tape on such date) was approximately $6.2 billion.

As of January 31, 2010, 236.9 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 20, 2010, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2009 10-K	1

MOODY’S CORPORATION

2	MOODY’S 2009 10-K

Exhibits Filed Herewith
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – 2009 and 2008
23.2	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – 2007
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MOODY’S 2009 10-K	3

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – reportable segment of MCO formed in January 2008 which combines MKMV, the sales of MIS research and other MCO non-rating commercial activities

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC

The FASB Accounting Standards Codification; the sole source of authoritative

GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants.

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC.

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B, which comprised the IMS Health and NMR businesses

Commission	European Commission

Common Stock	the Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured CP notes

CP Program	The Company’s CP program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and CMBS; part of SFG

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPPs	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value using a discount rate

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation, amortization and extraordinary items

4	MOODY’S 2009 10-K

TERM	DEFINITION
ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

Enb	Enb Consulting; an acquisition completed in December 2008; part of the MA segment; a provider of credit and capital markets training services

EPS	Earnings per share

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective Tax Rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Fermat	Fermat International; an acquisition completed in October 2008; part of the MA segment; a provider of risk and performance management software to the global banking industry

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a part of the Fitch Group which is a majority-owned subsidiary of Fimalac, S.A.

FSF	Financial Stability Forum

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance ministers and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K.

G-20	The G-20 is an informal forum that promotes open and constructive discussion between industrial and emerging-market countries on key issues related to global economic stability. By contributing to the strengthening of the international financial architecture and providing opportunities for dialogue on national policies, international co-operation, and international financial institutions, the G-20 helps to support growth and development across the globe. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, U.K., U.S. and the EU, which is represented by the rotating Council presidency and the ECB.

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant, which provides services to the pharmaceutical and healthcare industries

Intellectual Property	The Company’s intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for CRAs issued by IOSCO

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain tax matters in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

MOODY’S 2009 10-K	5

TERM	DEFINITION
LOB	Line of Business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty relating to the Series 2005-1 Notes and Series 2007-1 Notes; a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO

MIS Code	Moody’s Investors Service Code of Professional Conduct

MKMV	Moody’s KMV – a reportable segment of MCO prior to January 2008

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes the portion of net income from consolidated entities attributable to non-controlling shareholders

New D&B	The New D&B Corporation – which comprises the D&B business

NM	Not-meaningful percentage change (over 400%)

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organizations

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

PPP	Defined contribution profit participation retirement plan that covers substantially all U.S. employees of the Company

RD&A	Research, Data and Analytics; a LOB within MA that distributes investor-oriented research and data, including in-depth research on major debt issuers, industry studies, commentary on topical credit events, economic research and analytical tools such as quantitative risk scores

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

Reorganization	The Company’s business reorganization announced in August 2007 which resulted in two new reportable segments (MIS and MA) beginning in January 2008

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services

S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.

SEC	Securities and Exchange Commission

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

6	MOODY’S 2009 10-K

TERM	DEFINITION
SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Stock Plans	The 1998 Plan and the 2001 Plan

T&E	Travel and entertainment expenses

Total Debt	Current and long-term portion of debt as reflected on the consolidated balance sheets, excluding current accounts payable incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VAT	Value added tax

WACC	Weighted average cost of capital

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005 relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved March 27, 2009

7WTC	The Company’s corporate headquarters located at 7 World Trade Center

7WTC Lease	Operating lease agreement entered into on October 20, 2006

MOODY’S 2009 10-K	7

.

PART I

ITEM 1.	BUSINESS

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

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software and (iv) quantitative credit risk measures, credit portfolio management solutions and training services. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007 and Moody’s now reports in two new reportable segments: MIS and Moody’s Analytics. As a result of the Reorganization, the rating agency remains in the MIS operating segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities are included within the new MA segment. Financial information and operating results of these segments, including revenue, expenses, operating income and total assets, are included in Part II, Item 8. Financial Statements of this annual report, and are herein incorporated by reference.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 110 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors. As of December 31, 2009, MIS had ratings relationships with approximately 12,000 corporate issuers and approximately 25,000 public finance issuers. Additionally, the Company has rated and currently monitors ratings on approximately 106,000 structured finance obligations (representing approximately 16,000 transactions).

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies, commentary on topical credit related events and also provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its Risk Management Software business, MA provides both economic and regulatory capital risk management software and implementation services. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions and training services. MA customers represent more than 4,800 institutions worldwide operating in approximately 115 countries. Throughout 2009, Moody's research web site was accessed by 174,000 individuals and by users representing 29,000 client relationships.

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

8	MOODY’S 2009 10-K

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets have grown significantly in terms of outstanding principal amount and types of securities or other obligations. Beginning in mid-2007 there was a severe market disruption and decline in issuance activity for some significant asset classes of securities in the U.S. and internationally. Despite the recent market disruption, Moody’s believes that the overall long-term outlook remains favorable for continued secular growth of fixed-income markets worldwide. Moody’s business prospects correspond closely to the health of the world’s major economies and capital markets. Throughout 2009 there has been gradual improvement in global capital market and economic conditions. The sustainability of these improvements will influence the Company’s growth over the near term. Moody’s is well positioned to benefit from a long-term recovery in global credit market activity and a more informed use of credit ratings, research and related analytical products in an environment of renewed attention to risk analysis and risk management. Restoring investor confidence in structured products may require further enhancements to MIS’s rating processes and may be facilitated by greater transparency from issuers of structured (or securitized) debt. Moody’s expects that these initiatives will support continued long-term demand for high-quality, independent credit opinions. An expectation of recovery-driven growth in capital market activity, supported by initiatives to increase market share, leverage pricing opportunities, and develop additional data, research and rating products, represent key growth drivers for Moody’s.

Growth in global fixed-income markets is attributable to a number of forces and trends. Advances in information technology make information about investment alternatives widely available throughout the world. Technology facilitates issuers’ ability to place securities outside their national markets and investors’ capacity to obtain information about securities issued outside their national markets. Technology allows issuers and investors the ability to more readily obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, which in the absence of the appropriate technology may not be easily obtainable. This availability of information promotes the ongoing integration and development of worldwide financial markets and a greater need for credible, globally comparable opinions about credit risk. As a result, existing capital markets have expanded and a number of new capital markets have emerged. In addition, more issuers and investors are accessing developed capital markets. Information technology also provides opportunities to further build a global platform to support Moody’s continued expansion in developing markets.

Another trend in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to or instead of retaining those assets. Recent credit market disruptions have slowed the trend of disintermediation globally, but Moody’s believes that debt capital markets offer advantages in capacity and efficiency compared to the traditional banking systems. Thus, disintermediation is expected to accelerate in the longer-term, with Moody’s continuing to target investment and resources to growing international markets where disintermediation and bond issuance should remain more robust.

The strong growth trend seen in the issuance of structured finance securities reversed dramatically in 2008 due to market turmoil, with continued declines seen in 2009. The market disruptions that escalated in 2008 are expected to continue in the immediate term, however Moody’s expects to see some revenue stabilization from this market in 2010. Despite significant declines from peak market levels, Moody’s believes that structured finance securities will continue to play a role in global credit markets, and provide opportunities for longer term growth. Moody’s will continue to monitor and support the progress of this market and adapt to meet the changing needs of its participants.

Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the volume and number of ratable debt securities issued in the global capital markets. Moody’s results can be affected by factors such as the performance, and the prospects for growth, of the major world economies, the fiscal and monetary policies pursued by their governments, and the decisions of issuers to request MIS ratings to aid investors in their investment decision process. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, subscription-based research and other areas partially mitigate Moody’s dependence on the volume or number of debt securities issued in the global capital markets.

Moody’s operations are also subject to various risks inherent in conducting business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders and other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because the Company’s basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources. However, the formation of, for example, a new government-sponsored regional or global rating agency would pose a risk to Moody’s growth prospects. Management believes that this risk, compared to other regulatory changes under consideration for the credit rating industry, is relatively low because of the likelihood that substantial investments over a sustained period would be required, with uncertainty about the likelihood of financial success for the entity.

MOODY’S 2009 10-K	9

Legislative bodies and regulators in the U.S., Europe and selective other jurisdictions continue to conduct regulatory reviews of CRAs, which may result in, for example, an increased number of competitors, changes to the business model or restrictions on certain business activities of MIS, or increased costs of doing business for Moody’s. Therefore, in order to broaden the potential for expansion of non-ratings services, Moody’s reorganized in January 2008 into two distinct businesses: MIS, consisting solely of the ratings business, and MA. MA conducts all non-ratings activities including the sale of credit research produced by MIS and the production and sale of other economic and credit-related products and services. The reorganization broadens the opportunities for expansion by MA into activities which may have otherwise been restricted for MIS, due to the potential for conflicts of interest with the ratings business. At present, Moody’s is unable to assess the nature and effect that any regulatory changes may have on future growth opportunities.

MA expects to benefit from the growing demand among credit market participants for information that enables them to make sound investment and risk management decisions. These customers require advanced qualitative and quantitative tools to support their management of increasingly complex capital market instruments. Such complexity creates analytical challenges for market participants, including financial intermediaries, asset managers and other investors. In recent years, reliable third-party ratings and research served to supplement or substitute for traditional in-house research as the scale, geographic scope and complexity of financial markets grew. Moody’s remains focused on driving improvements in customer retention, product placements and new customer acquisition in this area.

Recent disruptions in credit markets have resulted in higher than normal customer attrition in MA. Moody’s remains focused on driving improvements in customer retention, product placements and new customer acquisition and expects to sustain reliance on its offerings as enhancements to credit rating methodologies and other changes in securities origination processes restore investor confidence and more orderly market operations.

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

COMPETITION

The MIS business competes with other CRAs and with investment banks and brokerage firms that offer credit opinions and research. Many of Moody’s customers also have in-house credit research capabilities. Moody’s largest competitor in the global credit rating business is Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P’s while in other markets, the reverse is true.

In addition to S&P, Moody’s competitors include Fitch, Dominion Bond Rating Service Ltd. of Canada, A.M. Best Company Inc, Japan Credit Rating Agency Ltd., Rating and Investment Information Inc. of Japan and Egan-Jones Ratings Company. In 2008 two more firms were granted the Nationally Recognized Statistical Rating Organizations status in the U.S: LACE Financial Corp. and Realpoint LLC. Additional rating agencies may emerge in the U.S. as the SEC continues to expand the number of NRSROs. Other competition may arise in the U.S. from credit opinion providers who do not operate as NRSRO’s, such as Morningstar or Coface. Competition may also increase in developed or developing markets outside the U.S. over the next few years as the number of rating agencies increases, although a more regulated credit ratings industry, both domestic and internationally, may provide for a less appealing expansion territory.

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

MA competes broadly in the financial information space against diversified competitors such as Thomson-Reuters, Bloomberg, RiskMetrics, S&P, Fitch, Dun & Bradstreet, and Markit Group among others. MA’s main competitors within RD&A include S&P, Fitch Algorithmics, CreditSights, Thomson-Reuters, Intex, IHS Global Insight, BlackRock Solutions and other smaller boutique providers of fixed income analytics, valuations, economic data and research. In RMS, MA faces competition from Fitch Algorithmics, SunGard, SAS, Oracle and other various smaller vendors and in-house solutions. Within professional services, MA competes with Oliver Wyman for certain credit risk advisory services, with Omega Performance, DC Gardner, and a host of boutique providers for financial training.

10	MOODY’S 2009 10-K

MOODY’S STRATEGY

Moody’s continues to follow growth strategies that adapt to market conditions and capitalize on emerging opportunities:

Given recent market turmoil, Moody’s immediate focus is on making effective business decisions to adapt to challenging economic and market conditions while positioning the Company to benefit from an eventual recovery in global credit market activity.

Given the renewed attention to risk analysis and risk management, Moody’s is committed to further encouraging the informed use of credit ratings, research and related analytics products.

Moody’s seeks to differentiate itself from incumbent and potential competitors with predictive, uniquely thoughtful and forward-looking opinions about credit and the credit industry.

Adapting to market change is a key factor in maintaining market relevance. Moody’s continuously monitors opportunities to selectively diversify its revenue base through organic growth and acquisitions, in order to replace areas of lost revenue and position the Company for new sources of business.

In support of those goals Moody’s intends to continue its focus in the following areas:

Expansion in Financial Centers

Moody’s serves its customers through its global network of offices and business affiliations. Moody’s currently maintains comprehensive rating and commercial operations in financial centers including Buenos Aires, Dubai, Frankfurt, Hong Kong, London, Madrid, Milan, Mexico City, Moscow, New York, Paris, Sao Paolo, Seoul, Singapore, Sydney, Tokyo and Toronto. Moody’s expects that its global network will position it to benefit from the expansion of worldwide capital markets and thereby increase revenue. Moody’s also expects that the growth of its MIS business as a consequence of financial market integration in Europe will return. Additionally, Moody’s expects to continue its expansion into developing markets either directly or through joint ventures. This will allow Moody’s to extend its credit opinion franchise to local and regional obligors, through domestic currency ratings and national scale ratings.

New Rating Products

Moody’s continues to respond to investor demand for new products and enhancements. In the recent market turmoil, attention to core strengths has been crucial and enhancements have and continue to be focused on quality and transparency. Given the particular disruption in the structured finance markets, MIS has been developing enhanced structured finance offerings to meet investor demands for more information content. Leveraging the diversity of its research data and analytics, Moody’s has introduced cross-sector analysis to better illustrate the broader impacts of recent market events. This is further enhanced by the incorporation of macroeconomics to frame conditions and assumptions. MIS continues to capitalize on market developments and enhance ratings surveillance efficiency, focusing on new ratings products, such as hedge fund operations quality ratings, and to identify, design, develop and maintain value-added research, analytics and data products serving the capital markets.

Internet-Enhanced Products and Services

Moody’s is expanding its use of the Internet and other electronic media to enhance customer service. Moody’s website provides the public with instant access to ratings and provides the public and subscribers with credit research and risk assessment tools. Internet delivery also enables Moody’s to provide services to more individuals within a customer organization than were available with paper-based products and to offer higher-value services because of more timely delivery. Moody’s expects that access to these applications will increase customer use of Moody’s services. Moody’s expects to continue to invest in electronic media to capitalize on these and other opportunities.

Expansion of Credit Research Products and Investment Analytic Tools

Moody’s plans to expand its research and analytic services through internal development and potentially through acquisitions. Most new product initiatives are more analytical and data-intensive than traditional narrative research offerings. Such services address investor interest in replicating the types of monitoring activities conducted by Moody’s analysts and provide the means for customers to gain access to raw data and financial statistics and ratios used by MIS in the rating process for municipalities, companies and financial institutions. These products represent important sources of growth for the research business. MA is developing products in the fixed-income valuations and pricing arena that facilitate price transparency in global fixed income markets, especially for complex structured securities and derivative instruments. Moreover, Moody’s continues to explore opportunities to extend its research relevance in new domestic or regional markets (e.g., China) as well as new functional markets (e.g., hedge funds).

New Quantitative Credit Risk Assessment Services

Moody’s will continue to provide banks and other institutions with quantitative credit risk assessment solutions. Moody’s believes that there will be increased demand for such services because they assist customers trading or holding credit-sensitive assets to better manage risk and deliver better performance. Also, international bank regulatory authorities are assessing the adequacy of banks’ internal credit risk management systems for the purpose of determining regulatory capital. The acquisition of Fermat accelerates Moody’s capabilities in this area. Such regulatory initiatives create demand for, and encourage adoption of, related services by banks from third-party providers.

MOODY’S 2009 10-K	11

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

In February 2009, the SEC published a second set of rules applicable to NRSROs, the majority of which provide requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. Several of these rules became operative in April 2009.

In April 2009, MIS participated in a roundtable held by the SEC on the oversight of credit rating agencies. The SEC’s stated objective was to elicit the views of a broad cross-section of market participants. The roundtable was a full-day event and consisted of four panels: Current NRSRO Perspectives; Competition Issues; Users’ Perspectives; and Approaches to Improve Credit Rating Agency Oversight. In preparation for the roundtable, participants were asked to submit statements and MIS’s statement is available on the Regulatory Affairs page of the Company’s website.

In November 2009, the SEC published a third set of final rules for NRSROs. These rules, which will come into force in June 2010, require additional disclosure of rating histories and prohibit NRSROs from rating structured finance products unless the issuer makes the same information accessible to all NRSROs that it provides to an NRSRO hired to determine the rating. In 2009, the SEC also determined to eliminate references to NRSRO ratings in certain regulations, retain some references and seek additional comments on other references. In December 2009, the comment period closed on an SEC proposal to require disclosure about credit ratings when ratings are used in connection with the sale of registered securities and a concept release on the treatment of NRSROs as experts under the Securities Act of 1933. In February 2010, the comment period closed on proposed SEC rules for NRSROs regarding the compliance function and disclosure about revenues received for credit rating services. MIS’s comments to the SEC can be found on the Regulatory Affairs webpage of the Company’s website.

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

On June 17, 2009, the U.S. Department of the Treasury (“Treasury”) published its proposal on “Financial Regulatory Reform: A New Foundation” (“Administration’s Proposal”). As it pertains to CRAs, the Administration’s Proposal asked the SEC to continue its efforts to strengthen the regulation of CRAs, including measures to require that firms have robust policies and procedures that manage and disclose conflicts of interest, differentiate between structured and other products, and otherwise promote the integrity of the rating process. The Administration’s Proposal also recommended that regulators should reduce their use of credit ratings in regulations and supervisory practices, wherever possible.

Subsequently, the Treasury produced and sent to Congress a series of proposed bills that seek to implement the various aspects of the Administration’s Proposal. With respect to the CRA industry, the Treasury’s proposed bill was sent to the Congress on July 21st. It is

12	MOODY’S 2009 10-K

entitled “Improvements to the Regulation of Credit Rating Agencies” and is organized in order to address the following areas: mandatory registration of credit rating agencies; enhanced regulation of nationally recognized statistical rating organizations; strengthening credit rating agency independence; and issuer disclosure of preliminary ratings.

As part of the ongoing debate in Congress, MIS participated in two hearings on September 30, 2009. One hearing was held by the House Oversight Committee and the other by the House Financial Services Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises. Following these hearings, the House Financial Services Committee approved a bill entitled “Accountability and Transparency in Rating Agencies Act”. The rating agency bill was later incorporated into the larger financial reform draft legislation, which was approved by the full House in December 2009. Presently, the Senate is considering its version of a bill that would enhance oversight of CRAs. Both the House and Senate bills currently contain provisions that could potentially increase the costs associated with the operation of a CRA and increase the legal risk associated with the issuance of credit ratings. As the legislative process is still ongoing, it is as yet too early to assess the potential impact of additional legislation.

Internationally, several regulatory developments have occurred:

The Group of 8 and the Group of 20—In November 2008, the Heads of State of the G-20 reached agreement on a wide-ranging set of proposals to better regulate financial systems. Among other things, the G-20 committed to implement oversight of the CRAs, consistent with the strengthened International Organization of Securities Commissions’ Code of Conduct (see below) and agreed that, in the medium term, the countries should implement a registration system for CRAs. The G-20 also committed to formulate their regulations and other measures in a consistent manner and recommended that IOSCO review CRAs’ adoption of the standards and mechanisms for monitoring compliance.

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

In September 2009, the G-20 met in Pittsburgh and developed a progress report on actions to promote global financial regulatory reform. With respect to CRAs, the G-20 acknowledged that stronger oversight regimes for CRAs have been developed in the EU, the U.S. and Japan, and recognized that the development of good practices for due diligence by asset managers investing in structured finance products will result in reduced reliance on credit ratings. The G-20 also expressed concern about the creation of globally inconsistent regulations.

IOSCO—In December 2004, the Technical Committee of IOSCO published its Code of Conduct Fundamentals for Credit Rating Agencies. In May 2008, IOSCO published the revised IOSCO Code. The changes made to the IOSCO Code broadly address greater transparency of methodologies and processes by CRAs. In July 2008, IOSCO also announced that it will monitor the CRAs implementation of the IOSCO Code changes and it will explore the means by which IOSCO members might work together to verify the proper and complete disclosure by CRAs of information required by the IOSCO Code.

On March 12, 2009, IOSCO published its second review of the CRAs implementation of the IOSCO Code. The report noted that seven out of the 21 CRAs reviewed had implemented the IOSCO Code in their own codes of conduct. In particular, MIS was found to have substantially implemented the 2008 revisions to the IOSCO Code. IOSCO also published and sent a note to the G-20 and Financial Stability Forum regarding the use of the IOSCO Code as the basis for international oversight of CRAs and mechanisms by which regulators can help assure adequate cross-border supervision of globally active CRAs. In addition, IOSCO announced the establishment of a new standing committee that will address global issues regarding the CRA industry.

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

EU—In late April 2009, the European Parliament voted and passed on a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The Company expects that CRAs will need to be in compliance with the EU Regulation of CRAs in the second half of 2010. The framework for the EU Regulation requires the registration, formal regulation and

MOODY’S 2009 10-K	13

periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. The details of how these and other requirements will be implemented have yet to be decided, and it is therefore too early to assess the impact of the EU Regulation on MIS’s operations or financial results.

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

Finally, the G-20 has announced that by the end of 2009, the Basel Committee will review the role of external ratings in regulation and determine whether any adverse incentives need to be addressed. It is our understanding that this work has begun.

INTELLECTUAL PROPERTY

Moody’s and its affiliates own and control a variety of intellectual property, including by not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials (“Intellectual Property”) that, in the aggregate, are of material importance to Moody’s business. Management of Moody’s believes that each of the trademarks and related corporate names, marks and logos containing the term “Moody’s” are of material importance to the Company. The Company, primarily through Moody’s Analytics, licenses certain of its databases, software applications, research and other publications and services that contain Intellectual Property to its customers. These licenses are provided pursuant to standard fee-bearing agreements containing customary restrictions and intellectual property protections. In addition, Moody’s is licensed to use certain technology and other intellectual property rights owned and controlled by third parties. Specifically, Moody’s licenses financial information (including market and index data, financial statement data, third-party research, default data, and security identifiers), as well as software applications. The Company obtains such technology and intellectual property rights from a variety of sources. The Company considers its Intellectual Property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and contractual safeguards for protection. Moody’s also pursues instances of third-party infringement of its Intellectual Property in order to protect the Company’s rights.

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its subsidiaries.

EMPLOYEES

As of December 31, 2009, the number of full-time equivalent employees of Moody’s was approximately 4,000.

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

14	MOODY’S 2009 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND POSITION	BIOGRAPHICAL DATA

Mark E. Almeida, 50 President—Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 52 Chief Risk Officer	Mr. Cantor has served as Chief Risk Officer of Moody’s Corporation since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. Mr. Cantor has also served as the Chairman of the Credit Policy Committee since November 2008. From July 2008 to November 2008, Mr. Cantor served as Acting Chief Credit Officer and Acting Chairman of the Credit Policy Committee. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008 and Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and New York University.

Robert Fauber, 39 Senior Vice President—Corporate Development	Mr. Fauber has served as Senior Vice President—Corporate Development of Moody's Corporation since April 2009 and as Vice President-Corporate Development since he joined Moody’s in September 2005 to April 2009. Prior to joining Moody's, Mr. Fauber served in several roles at Citigroup from 1999 to 2005, including most recently, Director of Planning and Business Development for Citigroup's Alternative Investments division. Prior to that, Mr. Fauber worked as a Director in Corporate Strategy & Business Development for Citigroup and a Vice President and Associate in the Financial Sponsor and Telecom investment banking groups at the firm's Salomon Smith Barney subsidiary. From 1992-1996, Mr. Fauber worked at NationsBank (now Bank of America), working in the middle market commercial banking group and also ran the firm's Global Finance college recruiting program in 1997.

John J. Goggins, 49 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Linda S. Huber, 51 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

MOODY’S 2009 10-K	15

NAME, AGE AND POSITION	BIOGRAPHICAL DATA

Michel Madelain, 54 Chief Operating Officer —Moody’s Investors Service	Mr. Madelain has served as Chief Operating Officer of Moody’s Investors Service Inc., since May 2008. Prior to this position, Mr. Madelain served as Executive Vice President, Fundamental Ratings from September 2007 to May 2008, with responsibility for all Global Fundamental Ratings, including Corporate Finance, Financial Institutions, Public Finance and Infrastructure Finance. He managed the Financial Institutions group from March 2007 until September 2007. Mr. Madelain served as Group Managing Director, EMEA Corporate Ratings from November 2000 to March 2007 and prior thereto held several Managing Director positions in the U.S. and U.K. Fundamental Rating Groups. Prior to joining Moody’s in 1994, Mr. Madelain served as a Partner of Ernst & Young, Auditing Practice. Mr. Madelain is qualified as a Chartered Accountant in France.

Joseph (Jay) McCabe, 59 Senior Vice President—Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President –Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Before joining the Company, he served as Vice President—Corporate Controller at PPL Corporation, an energy and utility holding company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 52 Chairman and Chief Executive Officer	Raymond W. McDaniel, Jr., has served as the Chairman and Chief Executive Officer of the Company since April 2005 and serves on the International Business Development Committee of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He served as President of Moody’s Investors Service, Inc., a subsidiary of the Company, from November 2001 to August 2007. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel is also a Director of John Wiley & Sons, Inc.

Lisa S. Westlake, 48 Senior Vice President and Chief Human Resource Officer	Ms. Westlake has served as the Company’s Senior Vice President and Chief Human Resources Officer since November 2008. Prior to this position, Ms. Westlake served as Vice President—Investor Relations from December 2006 to December 2008 and Managing Director—Finance from September 2004 to December 2006. Prior to joining the Company, Ms. Westlake was a senior consultant with the Schiff Consulting Group from 2003 to 2004. From 1996 to 2003 Ms. Westlake worked at American Express Company where she held several different positions such as Vice President and Chief Financial Officer for the OPEN Business Network, Vice President and Chief Financial Officer for Establishment Services and Vice President and Chief Financial Officer for Relationship Services. From 1989 to 1995 Ms. Westlake held a range of financial management positions at Dun & Bradstreet Corporation and it subsidiary at the time, IMS International. From 1984 to 1987 Ms. Westlake served at Lehman Brothers in both the investment banking and municipal trading areas.

16	MOODY’S 2009 10-K

ITEM 1A.	RISK FACTORS

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

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 50% of MIS’ revenue for 2009 was transaction-based, compared to 49% of MIS’ revenue in 2008 and 68% of MIS' revenue in 2007. Revenue from rating transactions, in turn, is dependent on the number and dollar volume of debt securities issued in the capital markets. Accordingly, any conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar volume of debt issuances for which Moody’s provides ratings services and thereby have an adverse effect on the fees derived from the issuance of ratings.

A significant disruption in world financial markets, particularly in the credit markets, began in mid-2007, when many credit markets experienced a severe lack of liquidity. This disruption continues to be felt. These credit market disruptions together with the current economic slowdown have negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Notwithstanding a recent increase in investment-grade and speculative-grade debt issuances in 2009, future issuance could be negatively affected by a sharp increase in long-term interest rates or factors which cause instability or volatility in the global capital markets. New debt issuances in the structured finance market are likely to continue to be significantly below peak levels reached in the middle of the past decade. Consequently, the Company has experienced a substantial reduction in the overall demand for rating newly issued debt securities. Changes in the markets and the role, regulation and structure of rating agencies may have material adverse effects on the Company even if the markets recover.

The timing and nature of any recovery in the credit and other financial markets remains uncertain, and there can be no assurance that market conditions will improve in the future or that financial results will not continue to be adversely affected. A sustained period of market decline or weakness, especially if it relates to credit sensitive securities, for which there was historically a high level of demand for ratings, could continue to have a material adverse effect on Moody’s business and financial results. Initiatives that the Company has undertaken to reduce costs may not be sufficient to offset the results of a continued or more severe downturn, and further cost reductions may be difficult or impossible to obtain in the near term, due in part to rent, technology and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, the cost-reduction initiatives undertaken to date could result in strains in the Company’s operations if the credit markets and demand for ratings return to levels that prevailed prior to mid-2007 or otherwise unexpectedly surge.

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

Furthermore, issuers of debt securities may elect to issue securities without ratings or which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional credit rating agencies, such as Moody's. The SEC and other regulatory and governmental authorities globally have also been proposing and implementing changes in existing rules to decrease the reliance on ratings for regulatory purposes. Decreases in the use of ratings in debt issuances or reliance upon non-CRA risk evaluations could result in reduced revenues and adversely impact Moody's results.

Finally, given the changing regulatory and market environment, even if credit markets revive, there is no assurance that the demand for credit ratings would follow prior patterns. As such, no assurance can be given as to the amount of revenues that would be derived there from.

Regulation as a Nationally Recognized Statistical Rating Organization and Potential for New Domestic and Overseas Legislation and Regulations

Credit rating agencies are regulated in both the U.S. and in other countries (including by state and local authorities). Currently, Moody’s is designated as an NRSRO pursuant to SEC regulations enacted in response to the adoption of the Reform Act. One of the central promises of the Reform Act was to encourage competition among rating agencies. Given its comparatively recent adoption and the number of additional reforms being proposed and considered, Moody’s is unable accurately to assess the future impact of any regulatory changes that may result from the SEC’s regulations or the impact on Moody’s competitive position or its current practices. Possible consequences of these new regulations include issues that may affect all entities engaged in the rating agency business, such as expected increased costs, or issues that may affect Moody’s in a disproportionate manner. Any of these changes could negatively

MOODY’S 2009 10-K	17

impact Moody’s operations or profitability, the Company’s ability to compete, or the markets for its products and services in ways that Moody’s presently is unable to predict.

Further, over the past year, both the G-8 and the G-20 Finance Ministers and Central Bank Governors have sought to analyze and arrive at a consistent approach for addressing the various areas of the financial market and have made a variety of recommendations as to regulation of rating agencies and the markets for ratings. Finance ministers have also agreed to register rating agencies in their home jurisdiction. As a result, of the internationally coordinated activity, individual countries have begun implementing registration regimes for the oversight of CRAs in the coming years. In particular, the European Union adopted a new regulatory framework for rating agencies operating in the E.U. The regulation seeks to introduce a common EU regulatory approach to the oversight of CRAs. Its primary objective is to enhance the integrity, transparency, responsibility, governance and reliability of credit rating activities, by laying down conditions for the issuance of credit ratings and rules on the organization and conduct of credit rating agencies. The regulation will likely become fully implemented by the second quarter of 2010. As with the recent regulatory initiatives in the U.S., these initiatives may affect all entities engaged in the rating agency business or may affect Moody’s in a disproportionate manner, and could negatively impact Moody’s operations or profitability, the Company’s ability to compete, or the markets for its products and services in ways that Moody’s presently is unable to predict.

In addition to the foregoing, in the wake of the credit crisis, many legislative and regulatory agencies, both in the U.S. and in other countries, have been studying or pursuing new laws and regulations addressing CRAs and the use of credit ratings, particularly in the area of structured finance securities, and the role of CRAs in leading up to such disruptions. Given the G-20 statement, it is likely that such initiatives will lead to additional laws or regulations affecting Moody’s operations or profitability, the Company’s ability to compete, or the markets for its products and services. This could include adopting regulations that affect the need for debt securities to be rated, establish criteria for credit ratings or authorize only certain entities to provide credit ratings, which could negatively affect competition among rating agencies, the level of demand for ratings or the Company’s ability to provide objective assessments of creditworthiness. Additional regulations are likely to increase the costs associated with the operation of a CRA, alter the rating agencies’ communications with the issuers as part of the rating assignment process, increase the legal risk associated with the issuance of credit ratings, change the regulatory framework to which CRAs are subject and affect the competitive environment in which CRAs operate.

As existing laws and regulations applicable to credit ratings and rating agencies continue to evolve and new laws or regulations are adopted, the costs of compliance can be expected to increase, and Moody’s may not be able to pass these costs through the pricing of its products. In addition, increased regulatory uncertainty over the scope, interpretation and administration of laws and regulations may increase costs, decrease demand or affect the manner in which Moody’s or its customers or users of credit ratings operate, or alter the economics of the credit ratings business by restricting or mandating the business models under which a CRA is permitted to operate.

Moody's stock price may also be affected by speculation regarding legislative and regulatory initiatives and their potential impact on Moody's business.

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

18	MOODY’S 2009 10-K

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

Increased Pricing Pressure from Competitors and/or Customers

In the credit rating, research and credit risk management markets, competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and service, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, bankruptcies and consolidation of customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of customers. While Moody’s seeks to compete primarily on the basis of the quality of its products and service, if its pricing and services are not sufficiently competitive with its current and future competitors, Moody’s may lose market share.

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

Significant Amount of Intangible Assets

Moody's has a significant amount of intangible assets on its balance sheet consisting of $349.2 million of goodwill and $104.9 of amortizable intangible assets. Approximately 97% of these intangibles reside in the MA business and are allocated to the three reporting units within MA: RD&A; RMS; and Training. Failure to achieve business objectives and financial projections in one or all of these reporting units could result in an asset impairment charge which would reduce net income in the period the impairment is recorded. Impairment of goodwill or intangibles would result in a non-cash charge to operating expenses. An impairment would result if the fair value of a reporting unit or asset group which holds goodwill or any intangible assets is less than the carrying amount of its net assets. A significant factor in the determination of the fair value of a reporting unit or asset group is its projected cash flows. Future cash flows of MA are dependent on a variety of factors such as, but not limited to, general economic growth, capital market activity, product innovation, pricing, market share and competition. The breakdown in or the failure to achieve success in managing one or a combination of these factors could lead to reduced cash flows resulting in an asset impairment charge.

Exposure to Litigation Related to Moody’s Rating Opinions

Currently, Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities, as part of ongoing investigations, and is responding to those inquiries. In addition, Moody’s faces litigation from parties claiming damages relating to ratings actions, as well as other related business practices. In these difficult economic times and turbulent markets, when the value of credit-dependent instruments has declined and defaults have increased, the number of investigations and legal proceedings Moody’s is facing has increased significantly. These proceedings impose additional expenses on the Company, which may increase over time as these matters progress procedurally, require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues, and, given the number of these proceedings and lawsuits, present a greater risk that Moody's may be subject to fines or damages, which would be the case if we are deemed to have violated any laws or regulations. As Moody’s international business expands, these types of claims may increase or become more costly because foreign jurisdictions may not have legal protections or liability standards comparable to those that currently exist in the U.S. (such as protections for the expression of credit opinions as provided by the First Amendment) and may pose criminal rather than civil penalties for non-compliance. These risks often are and may continue to be difficult to assess or quantify and we may not have adequate insurance or reserves to cover them, and their existence and magnitude often remains unknown for substantial periods of time.

MOODY’S 2009 10-K	19

In addition, to the extent that any of the recent legislative initiatives are successful in modifying, in a manner adverse to CRAs, the rules governing the potential liability of CRAs in connection with the issuance of ratings, the number of legal proceedings, especially as related to future ratings, may increase materially and the potential exposure of CRAs thereunder may also increase.

Exposure to Reputational and Credibility Concerns

Moody’s reputation is one of the key bases on which the Company competes. To the extent that the rating agency business as a whole or Moody’s, relative to its competitors, has suffered a loss in credibility in the course of the credit crisis, or, in the future, suffers a loss in credibility, Moody’s business could be adversely affected. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities by a particular rating agency, the timing and nature of changes in ratings, adverse publicity as to the ratings process, a major compliance failure, and increased criticism by users of ratings, regulators and legislative bodies.

Possible Loss of Key Employees and Related Compensation Cost Pressures

Moody’s success depends in part upon recruiting and retaining highly skilled, experienced financial analysts and other professionals. Competition for qualified staff in the financial services industry is intense, and Moody’s ability to attract staff could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing analytical industries. Investment banks, investors and competitors may seek to attract analyst talent by or providing more favorable working conditions or, within the limits of today's market constraints, offering higher compensation than Moody's. Moody’s also may not be able to identify and hire employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. Moody’s may also lose key employees due to other factors, such as catastrophes, that could lead to disruption of business operations. Moody’s ability to compete effectively will continue to depend, among other things, on its ability to attract new employees and to retain and motivate existing employees.

The Trading Price of Our Stock Could be Affected by Third Party Actions

Ownership of our stock is highly concentrated with a majority of our shares held by a few institutional stockholders. Due to this concentrated stockholder base, the trading price of our stock could be affected considerably by decisions of significant stockholders to increase or decrease their positions, including any actions taken to implement such a decision.

Moody’s Operations and Infrastructure may Malfunction or Fail

Moody’s ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including having its headquarters in New York City and offices in major cities worldwide. This may include a disruption involving electrical, communications or other services used by the Company or third parties with or through whom Moody’s conducts business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, acts of terrorism or war or otherwise. Moody’s efforts to secure and plan for potential disruptions of major operating systems may not be successful. The Company does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, their ability to service and interact with Moody’s clients and customers may suffer.

The Company’s operations also rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. The business relies upon and processes a great deal of data through its systems, the quality of which must be maintained in order for the business units to perform. Although Moody’s takes protective measures and endeavor to modify them as circumstances warrant, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize Moody’s or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, its computer systems and networks, or otherwise cause interruptions or malfunctions in the Company’s, its clients’, its counterparties’ or third parties’ operations. Moody’s may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by Moody’s.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 668,513 square feet of leased space. During the fourth quarter of 2006, the Company completed the sale of its former

20	MOODY’S 2009 10-K

corporate headquarters building at 99 Church Street, New York, New York. As of December 31, 2009, Moody’s operations were conducted from 15 U.S. offices and 44 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

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

Following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last two years, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing investigation, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is responding to such investigations and inquiries. Moody’s is cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York, which the Company opposed. On February 23, 2010, the court issued an opinion remanding the case to the Supreme Court of New York. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint too asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities. On October 20, 2009, the Company moved to dismiss or stay the action in favor of related federal litigation. On January 26, 2010, the court entered a stipulation and order, submitted jointly by the parties, staying the Nadoff litigation pending coordination and prosecution of similar claims in the above and below described federal derivative actions. On July 6, 2009, W. A. Sokolowski, a purported shareholder of the Company, filed a purported shareholder derivative complaint on behalf of the Company against its directors and current and former officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts claims relating to alleged mismanagement of the Company’s processes for rating structured finance transactions, alleged insider trading and causing the Company to buy back its own stock at artificially inflated prices.

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

MOODY’S 2009 10-K	21

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

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The Company cannot predict the ultimate impact that any of the legislative, regulatory, enforcement or litigation matters may have on how its business is conducted and thus its competitive position, financial position or results of operations. Based on its review of the latest information available, in the opinion of management, the ultimate monetary liability of the Company for the pending matters referred to above (other than the Legacy Tax Matters that are discussed under the section entitled “Contingencies” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K ) is not likely to have a material adverse effect on the Company’s consolidated financial position, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period.

ITEM 4.	RESERVED

22	MOODY’S 2009 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended December 31, 2009

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
October 1 – 31	—	$—	—	$1,431.2 million
November 1 – 30	182	$—	—	$1,431.2 million
December 1 – 31	—	$—	—	$1,431.2 million

Total	182	$—	—

(1)	Represents the surrender of common stock to the Company in order to satisfy tax withholding obligations in connection with vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the fourth quarter of 2009, Moody’s issued 0.4 million shares under employee stock-based compensation plans and did not repurchase any shares of its common stock.

MOODY’S 2009 10-K	23

COMMON STOCK INFORMATION AND DIVIDENDS

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared and paid for the periods shown. The number of registered shareholders of record at January 31, 2010 was 3,194. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

	Price Per Share		Dividends Per Share

	High	Low	Declared	Paid
2009:
First quarter	$26.38	$15.57	$—	$0.10
Second quarter	31.79	21.21	0.10	0.10
Third quarter	29.53	18.50	0.10	0.10
Fourth quarter	27.81	19.44	0.205	0.10

Year ended December 31, 2009			$0.405	$0.40

2008:
First quarter	$42.89	$31.14	$—	$0.10
Second quarter	46.36	33.14	0.10	0.10
Third quarter	43.07	29.45	0.10	0.10
Fourth quarter	33.96	15.41	0.20	0.10

Year ended December 31, 2008			$0.40	$0.40

During 2007, the Company paid a quarterly dividend of $0.08 per share of Moody’s common stock in each of the quarters, resulting in dividends paid per share during the year ended December 31, 2007 of $0.32.

On December 15, 2009, the Board of the Company approved the declaration of a quarterly dividend of $0.105 per share of Moody’s common stock, payable on March 10, 2010 to shareholders of record at the close of business on February  20, 2010. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2009, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	20,140,004	(1)	$37.26	12,503,577	(2)
Equity compensation plans not approved by security holders	—		$—	—

Total	20,140,004		$37.26	12,503,577

(1)	Includes 13,517,699 options outstanding under the Company’s 2001 Stock Incentive Plan, 6,492,705 options outstanding under the Company’s 1998 Key Employees’ Stock Incentive Plan, and 129,600 options outstanding under the 1998 Non-Employee Directors’ Stock Incentive Plan.

(2)	Includes 8,950,298 shares available for issuance as options, stock appreciation rights or other stock-based awards under the 2001 Stock Incentive Plan and 199,725 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 3,353,554 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

24	MOODY’S 2009 10-K

PERFORMANCE GRAPH

The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s Stock 500 Composite Index and the Russell 3000 Financial Services Index. Both of the aforementioned indexes are easily accessible to the Company’s shareholders in newspapers, the internet and other readily available sources for purposes of the following graph.

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2004. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was (36%) during the performance period as compared with a total return during the same period of (45%) for the Russell 3000 Financial Services Index and 2% for the S&P 500 Composite Index.

Comparison of Cumulative Total Return

Moody’s Corporation, Russell 3000 Financial Services Index and S&P 500 Composite Index

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MOODY’S CORPORATION,

S&P 500 COMPOSITE AND RUSSELL FINANCIAL SERVICES

	Year Ended December 31,

	2004	2005	2006	2007	2008	2009
Moody’s Corporation	$100.00	$141.94	$160.33	$83.40	$47.52	$64.48
S&P 500 Composite Index	100.00	104.91	121.48	128.16	80.74	102.11
Russell 3000 – Financial Services Index	100.00	102.97	118.98	96.10	47.11	55.41

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

MOODY’S 2009 10-K	25

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,

amounts in millions, except per share data	2009	2008	2007	2006	2005
Results of operations
Revenue	$1,797.2	$1,755.4	$2,259.0	$2,037.1	$1,731.6
Operating and SG&A expenses	1,028.1	934.6	1,035.1	898.7	756.8
Depreciation and amortization	64.1	75.1	42.9	39.5	35.2
Restructuring	17.5	(2.5)	50.0	—	—
Gain on sale of building	—	—	—	(160.6)	—

Operating income	687.5	748.2	1,131.0	1,259.5	939.6
Non-operating (expense) income, net (1)	(41.3)	(18.4)	(9.0)	4.4	(2.0)

Income before provision for income taxes	646.2	729.8	1,122.0	1,263.9	937.6
Provision for income taxes (2)	239.1	268.2	415.2	506.6	373.9

Net income	407.1	461.6	706.8	757.3	563.7
Less: Net income attributable to noncontrolling interests (3)	5.1	4.0	5.3	3.4	2.9

Net income attributable to Moody’s	$402.0	$457.6	$701.5	$753.9	$560.8

Earnings per share
Basic	$1.70	$1.89	$2.63	$2.65	$1.88
Diluted	$1.69	$1.87	$2.58	$2.58	$1.84
Weighted average shares outstanding
Basic	236.1	242.4	266.4	284.2	297.7
Diluted	237.8	245.3	272.2	291.9	305.6
Dividends declared per share	$0.405	$0.40	$0.34	$0.29	$0.24

	December 31,

	2009	2008	2007	2006	2005
Balance sheet data
Total assets	$2,003.3	$1,773.4	$1,714.6	$1,497.7	$1,457.2
Long-term debt	$746.2	$750.0	$600.0	$300.0	$300.0
Total Moody’s shareholders’ (deficit) equity	$(602.2)	$(994.4)	$(783.6)	$167.4	$309.4

(1)	The 2009, 2008 and 2007 amounts include a benefit of $6.5 million, $13.3 million and $31.9 million, respectively, related to the favorable resolution of certain Legacy Tax Matters.

(2)	The 2009, 2007, 2006 and 2005 amounts include net benefits of $4.3 million, $20.4 million, $2.4 million and $8.8 million, respectively, relating to certain Legacy Tax Matters.

(3)	Amounts relate to new disclosure requirement for ownership interests in consolidated subsidiaries held by parties other than the Company (noncontrolling interests)

26	MOODY’S 2009 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This MD&A contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 54 and Item 1A. “Risk Factors” commencing on page 17 for a discussion of uncertainties, risks and other factors associated with these statements.

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software and (iv) quantitative credit risk measures, credit portfolio management solutions and training services. Moody’s operates in two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. The RD&A business also provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its RMS business, MA provides both economic and regulatory capital risk management software solutions. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions and training services.

Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007. As a result of the Reorganization, the rating agency is reported in the MIS segment and several ratings business lines were realigned. All of Moody’s other non-rating commercial activities are represented in the MA segment.

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

In 2008 within MA, various aspects of the legacy MIS research business and MKMV business were combined to form the subscriptions, software and professional services businesses. The subscriptions business included credit and economic research, data and analytical models that are sold on a subscription basis; the software business included license and maintenance fees for credit risk, securities pricing and valuation software products; and the professional services business included advisory services associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit training and other professional development education services that are typically sold on a per-engagement basis. Subscription services are typically sold for an initial 12-month term, with renewal features for subsequent annual periods.

In 2009, the aforementioned MA businesses were realigned and renamed to reflect the reporting unit structure for the MA segment at December 31, 2009. Pursuant to this realignment the subscriptions business was renamed Research Data and Analytics and the software business was renamed Risk Management Software. The revised groupings classify certain subscription-based risk management software revenue and advisory services relating to software sales to the redefined RMS business.

CRITICAL ACCOUNTING ESTIMATES

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and intangible assets, restructuring liabilities, pension and other post-retirement benefits, UTBs and stock-based compensation. Actual

MOODY’S 2009 10-K	27

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

Revenue Recognition

In recognizing revenue related to ratings, MIS uses judgments to allocate billed revenue between the initial assignment of ratings and the future monitoring of ratings in cases where MIS does not charge ongoing monitoring fees for a particular issuer. These judgments are not dependent on the outcome of future uncertainties, but rather relate to allocating revenue across accounting periods. In such cases, MIS defers portions of rating fees that it estimates will be attributed to future monitoring activities and recognizes the deferred revenue ratably over the estimated monitoring periods. The portion of the revenue to be deferred is based upon a number of factors, including the estimated fair market value of the monitoring services charged for similar securities or issuers. The monitoring period over which the deferred revenue will be recognized is determined based on factors such as the estimated lives of the rated securities. Currently, the estimated monitoring periods range from one to ten years. At December 31, 2009, 2008 and 2007, deferred revenue included approximately $45 million, $48 million and $54 million, respectively, related to such monitoring fees.

Additionally, in the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods, ranging from three to 51 years, which are based on the expected lives of the rated securities at December 31, 2009. At December 31, 2009, 2008 and 2007, deferred revenue related to these securities was approximately $78 million, $82 million and $86 million, respectively.

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2009, 2008 and 2007, accounts receivable included approximately $27 million, $34 million and $38 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings.

Revenue earned within the MA segment is recognized as follows: subscription-based revenue is recognized ratably over the subscription period which is typically for an initial 12-month term with renewal features for subsequent annual periods, beginning upon delivery of the initial product; software revenue is recognized at time of delivery which is considered to have occurred upon transfer of the product master or first copy. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs; professional service revenue is generally recognized at the time services are performed.

Certain revenue arrangements within the MA segment include multiple elements such as software licenses, maintenance, subscription fees and professional services. In these types of arrangements, the fee is allocated to the various products or services based on objective measurements of fair value; that is, generally the price charged when sold separately—or vendor-specific objective evidence.

Accounts Receivable Allowance

Moody’s records provisions for estimated future adjustments to customer billings as a reduction of revenue, based on historical experience and current conditions. Such provisions are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Billing adjustments and uncollectible account write-offs are charged against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current aging status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above factors, or actual write-offs or adjustments that differ from the estimated amounts could result in amounts that are greater or less than estimates. Each quarter, the Company revises its provision rates for billing adjustments and uncollectible accounts to reflect its current estimate of the appropriate accounts receivable allowance.

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

28	MOODY’S 2009 10-K

deemed appropriate. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities. Based on its review of the latest information available, and subject to the contingencies described in Item 7. “MD&A—Contingencies”, the ultimate monetary liability of the Company in connection with pending legal and tax proceedings, claims and litigation is not likely to have a material adverse effect on Moody’s consolidated financial position, although it is possible that the effect could be material to the Company’s consolidated results of operations for an individual reporting period.

For the years ended December 31, 2009, 2008 and 2007, the provision for income taxes reflected credits of $4.3 million, $8.7 million and $27.3 million, respectively, due to changes in the Company’s liabilities for Legacy Tax exposures that were assumed by Moody’s in connection with its separation from Old D&B in October 2000. These tax matters are more fully described under the caption “Legacy Tax Matters” within Item 7, “MD&A”.

Goodwill and Other Acquired Intangible Assets

Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of November 30th or more frequently if impairment indicators arise in accordance with ASC Topic 350. These impairment indicators could include significant events or circumstances that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. During 2009 there was a change in the reporting unit structure of MA to reflect the realignment under which the MA segment is currently managed. Accordingly, it was determined that MA had three reporting units within its segment: RD&A; RMS and training. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The RMS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The training reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. As such, at the date of the impairment test, the Company had four primary reporting units: MIS, which encompasses the Company’s ratings operations and the aforementioned three reporting units within MA.

The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level by ASC Topic 350, "Intangibles—Goodwill and Other". In the first step, the fair value of the reporting unit is compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a second step of the impairment test to determine the implied fair value of the reporting unit's goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

Determining the fair value of a reporting unit or an indefinite-lived acquired intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.

As a result of the reporting structure realignment in the MA segment described above, the company reassigned the assets and liabilities of the MA segment to each of its reporting units. Goodwill is reassigned to the reporting units using a relative fair value allocation approach; other assets and liabilities, including applicable corporate assets, are allocated to the extent they are related to the operation of respective reporting units.

Based on the result of the above test, the Company does not believe any of its reporting units are at risk of failing Step 1 of the impairment test as the fair value for all reporting units is well in excess of the respective reporting unit’s carrying value.

MOODY’S 2009 10-K	29

The following table identifies the amount of goodwill allocated to each reporting unit as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 1 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of November 30, 2009:

		Step One Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	15%	20%	25%
MIS	$11.6	$—	$—	$—	$—
RD&A	158.7	—	—	—	—
RMS	165.2	—	—	—	(5.3)
Training	18.5	—	—	—	—

Totals	$354.0	$—	$—	$—	$(5.3)

The fair value of each reporting unit is estimated using a discounted cash flow methodology. The results of the DCF are evaluated against comparable public company and precedent transaction multiples in order to assess the reasonableness of the DCF fair values. The DCF analysis requires significant judgments regarding the derivation of fair value, including estimation of future operating results and cash flows of each reporting unit, which is based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the determination of the fair value and goodwill impairment for each reporting unit which could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Moody’s allocates newly acquired goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions or realignments.

The following discusses the key assumptions utilized in the discounted cash flow valuation methodology which requires significant management judgment:

•

WACC—The WACC is the rate to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 10% to 12% in 2009. Differences in the WACC used between reporting units is due primarily to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units. An increase in the WACC of 1% for each of the reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350.

•

Future cash flow assumptions—The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. Cash flows for each of the next five years beginning in 2010 were estimated based on annual revenue growth rates ranging from 1% to 16%. The growth rates assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets which began in the second half of 2009. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on all reporting units. A decrease in the growth rates used in the discounted cash flow calculation of 10% for each of the reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350. However, there is a greater probability of potential goodwill impairment in the RMS and training reporting units if estimated growth rates are not met due to the lower percentage by which the fair value of these reporting units exceeds the carrying value.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The difficult market and economic conditions in 2009 resulted in lower than anticipated revenue for the RMS and training reporting units compared to forecasted results causing the Company to test the intangible assets within these reporting units for impairment at November 30, 2009. This test was performed by comparing the undiscounted cash flows of each asset group that contained the aforementioned intangible assets to the carrying amount of the asset group. The undiscounted cash flows were sufficient to cover the carrying value of the asset group and resulted in an excess of 39% and 48% for the RMS and training reporting units, respectively.

30	MOODY’S 2009 10-K

Restructuring

The Company has engaged in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee benefit costs, contract termination costs and asset impairments. If the actual amounts differ from these estimates, the amount of the restructuring charge could be impacted. For both the 2007 Restructuring Plan and the 2009 Restructuring Plan, there have not been any significant differences between original estimates and actual amounts recorded upon completion of both plans. For a full description of Moody’s restructuring actions, refer to the “Results of Operations” section below and Note 10 to the consolidated financial statements.

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

The discount rate selected to measure the present value of the Company’s benefit obligations as of December 31, 2009 was derived using a cash flow matching method whereby the Company compares the plans’ projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows are then discounted back to their present value and an overall discount rate is determined.

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

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. The Company amortizes, as a component of annual pension expense, total outstanding gain or loss over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Post-Retirement Plans, the total losses as of December 31, 2009 that have not been recognized in annual expense are $55.0 million, and Moody’s expects to recognize net periodic pension expense of $3.3 million in 2010 for the amortization of actuarial losses.

For Moody’s funded pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. The Company spreads the impact of asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2009, the Company has an unrecognized asset loss of $20.7 million, of which $6.3 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2011 expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2010 operating income. These effects have been calculated using the Company’s current projections of 2010 expenses, assets and liabilities related to Moody’s Post-Retirement Plans, which could change as updated data becomes available.

	Assumption Used for 2010	Estimated Impact on 2010 Operating Income (Decrease)/Increase
Discount Rate*	5.95% / 5.75%	$(6.9)
Weighted Average Assumed Compensation Growth Rate	4.00%	$1.5
Assumed Long-Term Rate of Return on Pension Assets	8.35%	$(1.3)

*	Discount rates of 5.95% and 5.75% are used for pension plans and other post-retirement plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2010 projected expenses. Based on current projections, the Company estimates that expenses related to Post-Retirement Plans will be $21.6 million in 2010 compared with $14.5 million in 2009. The expected expense increase in 2010 reflects the effects of higher benefit obligations primarily due to assumption changes, such as higher cash balance interest crediting rate and lower discount rates, as well as higher amortization of actuarial losses.

MOODY’S 2009 10-K	31

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company, which is limited. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense.

An increase in the following assumptions would have had the following estimated effect on operating income in 2009 (dollars in millions):

	Assumption Used for 2004-2009 grants	Increase in Assumption	Estimated Impact on Operating Income in 2009 Increase/(Decrease)
Average Expected Dividend Yield	0.1% - 2%	0.10%	$0.7
Average Expected Share Price Volatility	23% - 43.7%	5%	$(3.9)
Expected Option Holding Period	5.0 - 6.0 years	1.0 year	$(3.1)

Income Taxes

The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The Company’s tax assets and liabilities are affected by the amounts charged for service provided and expenses incurred as well as other tax matters such as inter-company transactions. The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

Moody’s is subject to tax audits in various jurisdictions which involve Legacy Tax and other tax matters. The Company regularly assesses the likely outcomes of such audits in order to determine the appropriateness of liabilities for UTPs. The Company classifies interest related to income taxes as a component of interest expense in the Company’s consolidated financial statements and associated penalties, if any, as part of other non-operating expenses.

For UTP’s, ASC Topic 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. As the determination of liabilities related to UTPs and associated interest and penalties requires significant estimates to be made by the Company, there can be no assurance that the Company will accurately predict the outcomes of these audits, and thus the eventual outcomes could have a material impact on the Company’s operating results or financial condition.

For certain of its foreign subsidiaries, the Company has deemed a portion of the undistributed earnings relating to these subsidiaries to be permanently reinvested within its foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution by the foreign subsidiaries of these earnings could result in additional tax liability for the Company which may be material to Moody’s future reported results, financial position and cash flows.

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

See Note 2 to the consolidated financial statements for further information on significant accounting policies that impact Moody’s.

32	MOODY’S 2009 10-K

OPERATING SEGMENTS

Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007. As a result of the Reorganization, the rating agency is reported in the MIS segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities are represented in the MA segment.

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

The MIS segment now consists of four lines of business—structured finance, corporate finance, financial institutions and public, project and infrastructure finance—that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

As part of the Reorganization, various aspects of the legacy MIS research business and MKMV business were combined to form the subscriptions, software and professional services businesses within MA. The subscriptions business included credit and economic research, data and analytical models that are sold on a subscription basis for an initial 12-month term, with renewal features for subsequent annual periods; the software business included license and maintenance fees for credit risk, securities pricing and valuation software products; and the professional services business included credit training associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit and other professional development education services that are typically sold on a per-engagement basis.

In 2009, the aforementioned MA businesses were realigned and renamed to reflect the reporting unit structure for the MA segment at December 31, 2009. Pursuant to this realignment the subscriptions business was renamed Research, Data and Analytics and the software business was renamed Risk Management Software. The revised groupings classify license software sales, certain subscription-based risk management software revenue, maintenance and advisory services relating to software sales to the redefined RMS business. The following tables are reconciliations of the revenue groupings previously disclosed to the new groupings for each of the years ended December 31, 2008 and 2007:

		Year Ended December 31,
Revenue reported as per filings in prior years:		2008	2007
Subscriptions		$475.9	$421.5
Software		49.2	39.5
Professional Services		25.6	18.1

	Total MA	$550.7	$479.1

		Year Ended December 31,
Reclass for 2009 realignment:		2008	2007
Subscriptions		$(57.2)	$(51.2)
Software		59.6	52.9
Professional Services		(2.4)	(1.7)

	Total MA	$—	$—

		Year Ended December 31,
2009 revenue reported:		2008	2007
RD&A		$418.7	$370.3
RMS		108.8	92.4
Professional Services		23.2	16.4

	Total MA	$550.7	$479.1

MOODY’S 2009 10-K	33

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

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to Legacy Tax Matters and expenses and adjustments made to both the Company’s 2007 and 2009 Restructuring Plans, further described in Note 17 and Note 10, respectively, to the Company’s consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 compared with Year Ended December 31, 2008

Executive summary

Moody’s revenue for the year ended December 31, 2009 totaled $1,797.2 million, an increase of $41.8 million from 2008. Excluding the negative impact from changes in FX translation rates, revenue in 2009 increased $76.6 million compared to the same period in 2008. Total expenses for 2009 were $1,109.7 million, an increase of $102.5 million from 2008, and included approximately $32 million in favorable changes from FX translation rates. Operating income of $687.5 million in 2009 decreased $60.7 million compared to 2008. Excluding the impact of restructuring in both years, operating income was $705.0 million, a decrease of $40.7 million from the prior year. Diluted EPS of $1.69 in 2009 included a $0.05 unfavorable impact from restructuring actions and a $0.04 favorable impact relating to the resolution of a Legacy Tax Matter. Excluding the aforementioned items in 2009, diluted EPS of $1.70 decreased $0.12, or 7%, from $1.82 in 2008, which excludes the prior year favorable per-share impacts of $0.01 and $0.04 for restructuring and the resolution of Legacy Tax Matters, respectively.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change
	2009	2008
Revenue:
United States	$920.8	$910.1	1.2%

International:
EMEA	624.7	603.1	3.6%
Other	251.7	242.2	3.9%

Total International	876.4	845.3	3.7%

Total	1,797.2	1,755.4	2.4%

Expenses:
Operating	532.4	493.3	7.9%
SG&A	495.7	441.3	12.3%
Restructuring	17.5	(2.5)	NM
Depreciation and amortization	64.1	75.1	(14.6)%

Total	1,109.7	1,007.2	10.2%

Operating income	$687.5	$748.2	(8.1)%

Interest (expense) income, net	$(33.4)	$(52.2)	(36.0)%
Other non-operating (expense) income, net	$(7.9)	$33.8	(123.4)%
Net income attributable to Moody’s	$402.0	$457.6	(12.2)%

34	MOODY’S 2009 10-K

The table below shows Moody’s global staffing by geographic area:

	December 31,
	2009	2008	% Change
United States	2,139	2,130	0.4%
International	1,825	1,817	0.4%

Total	3,964	3,947	0.4%

Global revenue of $1,797.2 million in 2009 increased $41.8 million compared to 2008 with modest growth in both MIS and MA. The MIS growth is reflective of gradual improvement in the credit markets throughout 2009 which resulted in increased issuance volumes for fundamental ratings, particularly for investment-grade and high-yield corporate debt, partially offset by continued declines in structured finance issuance. The MA growth is primarily due to higher international RMS revenue which resulted from the Fermat acquisition made in the fourth quarter of 2008. Excluding the negative impact from changes in FX translation rates, Moody’s revenue in 2009 increased $76.6 million compared to 2008. Transaction revenue accounted for 37% of global MCO revenue in 2009 compared to 36% in the prior year. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from the professional services line of business which offers credit risk management advisory and training services, which are typically sold on a per-engagement basis.

In the U.S., revenue increased $10.7 million with modest growth in MIS being partially offset by declines in MA. The increase in ratings revenue primarily reflects the aforementioned recovery in the investment-grade and high-yield corporate bond markets partially offset by declines in structured finance ratings. Revenue declined for all LOBs within MA.

International revenue of $876.4 million for 2009 was $31.1 million higher than 2008 and reflected growth in investment-grade and high-yield rated issuance within CFG as well as MA revenue which benefited from acquisitions made in the fourth quarter of 2008. These increases were partially offset by significant declines in SFG revenue within MIS as well as approximately $35 million in unfavorable impact from changes in FX translation rates.

Total expenses for 2009 were $1,109.7 million, an increase of $102.5 million from 2008. The increase primarily reflects the impact of acquisitions made in the fourth quarter of 2008, costs associated with the 2009 Restructuring Plan and higher incentive compensation reflecting greater achievement against 2009 targeted results. Additionally, there were higher rent and occupancy costs in 2009 related to the Canary Wharf lease in London, higher professional services costs which include legal and IT consulting as well as a charge for an international VAT matter. The aforementioned increases were partially offset by an approximate $32 million favorable impact from changes in FX translation rates.

Operating expenses were $532.4 million, an increase of $39.1 million from the prior year, resulting primarily from higher compensation costs of approximately $28 million compared to the same period in 2008. Compensation costs were $445.1 million, an increase of 7% from prior year, primarily reflecting higher incentive compensation costs due to greater achievement against 2009 targeted results. Non-compensation expenses in 2009 were $87.3 million, an increase of approximately $11 million compared to the same period in 2008. The increase is due to higher professional service costs which include technology consulting costs associated with an investment in IT infrastructure. The increase in both compensation and non-compensation expenses were partially offset by favorable changes in FX translation rates.

SG&A expenses of $495.7 million were $54.4 million higher than prior year. The increase is primarily due to higher non-compensation costs, which reflect higher rent expense relating to the Canary Wharf lease in London, additional bad debt expense due to the deterioration of liquidity caused by general economic conditions, higher professional services costs which include consulting as well as higher costs associated with investment in technology infrastructure. Compensation costs of $250.1 million increased 7% over the same period in 2008 primarily reflecting higher incentive compensation costs due to greater achievement against 2009 targeted results.

Restructuring expenses of $17.5 million in 2009 reflect costs associated with headcount reductions, the divestiture of non-strategic assets and contract terminations in accordance with the 2009 Restructuring Plan, as well as adjustments to previous estimates for the 2007 Restructuring Plan. The restructuring benefit of $2.5 million in 2008 reflects adjustments to previous estimates for severance and contract termination costs associated with the 2007 Restructuring Plan.

MOODY’S 2009 10-K	35

Depreciation and amortization of $64.1 million decreased $11.0 million from 2008 primarily due to the following items in 2008: an approximate $11 million impairment of certain software and database intangible assets within the MA segment, a $4.5 million write-off of acquired in-process technology related to the acquisition of Fermat and approximately $4 million of accelerated depreciation related to the closure of the Company’s New Jersey office. The absence of these items in 2009 was partially offset by higher amortization of intangible assets in 2009 associated with business acquisitions made in the fourth quarter of 2008.

Operating income of $687.5 million decreased $60.7 million from prior year reflecting the 10% increase in operating expenses being partially offset by modest revenue increases. Excluding the impact of restructuring in both years, operating income of $705.0 million decreased $40.7 million. Changes in FX translation rates had a $3 million unfavorable impact on operating income in 2009.

Interest (expense) income, net for the year ended December 31, 2009 was ($33.4) million, a decrease of $18.8 million compared to the same period in 2008. The change is due primarily to an interest expense reduction of approximately $12 million for tax and tax-related liabilities recorded in the first quarter of 2009 coupled with a $6.5 million favorable resolution of a Legacy Tax Matter in the second quarter of 2009. Interest expense on borrowings decreased approximately $15 million compared to 2008 reflecting lower short-term debt balances coupled with lower interest rates on borrowings under the 2007 Facility and CP Program. During 2009, the Company has utilized its operating cash flow to reduce short-term borrowings by 38%. Additionally, interest income decreased approximately $16 million compared to the same period in 2008 reflecting lower interest rate yields on cash and cash equivalents balances.

Other non-operating income (expense), net in 2009 was $(7.9) million compared to $33.8 million in 2008. The change reflects FX losses of $9.5 million in 2009 compared to FX gains of $24.7 million in 2008 primarily reflecting the weakening of the euro to the British pound in 2009 relating to accounts receivable denominated in non-functional currencies as well as $11 million in favorable adjustments for Legacy Tax Matters in 2008.

Moody’s effective tax rate for the year ended December 31, 2009 was 37.0%, or 30 bps higher than the prior year. Excluding Legacy Tax Matters in both years, the ETR in 2009 of 37.6% increased 50 bps from 2008.

Net Income in 2009 was $402.0 million, or $1.69 per diluted share, and decreased $55.6 million, or $0.18 per diluted share, compared to 2008. Excluding the impact of restructuring and Legacy Tax Matters in both years, Net Income in 2009 decreased $40.6 million to $404.7 million, or $1.70 per diluted share, from $1.82 in the same period of 2008.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further analysis and commentary:

	Year Ended December 31,

	2009	2008	% Change
Revenue:
Structured finance	$304.9	$404.7	(24.7)%
Corporate finance	408.2	307.0	33.0%
Financial institutions	258.5	263.0	(1.7)%
Public, project and infrastructure finance	246.1	230.0	7.0%

Total	1,217.7	1,204.7	1.1%

Expenses:
Operating and SG&A	680.1	636.0	6.9%
Restructuring	9.1	(1.6)	NM
Depreciation and amortization	31.3	33.3	(6.0)%

Total	720.5	667.7	7.9%

Operating income	$497.2	$537.0	(7.4)%

Global MIS revenue in 2009 of $1,217.7 million increased $13.0 million, or $35.9 million excluding unfavorable changes in FX translation rates, compared to 2008. The increase from prior year reflects growth in rated issuance in the investment-grade and high-yield sectors of CFG coupled with increases in public and infrastructure ratings revenue within PPIF. These increases were partially offset by declines in new issuance in SFG and FIG. Transaction revenue for total MIS in 2009 was 50% compared to 49% in 2008.

In the U.S., revenue was $663.1 million, an increase of $18.1 million or 3% from prior year reflecting strong growth in ratings of investment and speculative-grade corporate debt partially offset by new issuance declines which were significant in SFG and modest

36	MOODY’S 2009 10-K

in FIG. Non-U.S. revenue was $554.6 million and decreased 1% from the same period in 2008. The decrease primarily reflects declines in all international regions within SFG partially offset by growth in CFG and PPIF in EMEA due to higher issuance volumes.

Global SFG revenue of $304.9 million decreased $99.8 million reflecting the continued slowdown of new issuance in the securitization markets due to reduced investor appetite, continued high interest rate spreads and higher credit enhancements. The continued decline in new issuance resulted in transaction revenue in 2009 representing 41% of total SFG revenue, compared to 50% in 2008. In the U.S., revenue of $142.1 million decreased $42.1 million with the most prevalent declines in the Derivatives, ABS and CMBS sectors. Non-U.S. revenue was $162.8 million and declined $57.7 million from 2008, with 41% of the decrease occurring within EMEA Derivatives. Unfavorable changes in FX translation rates had a $7 million impact on international SFG revenue for the year ended December 31, 2009.

Global CFG revenue of $408.2 million increased $101.2 million from the prior year which included approximately $6 million of unfavorable impact from changes in FX translation rates. The global increase is due primarily to higher rated issuance in the investment-grade and high-yield sectors. Transaction revenue represented 64% of total CFG revenue, an increase from 54% in the prior year. In the U.S., revenue was $251.2 million, an increase of $68.1 million compared to 2008, reflecting strong growth in both investment-grade and high-yield bond issuance. U.S. revenue accounted for 62% of global CFG compared to 60% in the prior year period. The growth in investment-grade rated issuance reflects an increase in the number of companies refinancing debt ahead of expected maturities to take advantage of favorable interest rates within the corporate finance markets and to improve liquidity. The activity in the U.S. high-yield markets increased revenue by approximately $45 million, with 68% of the growth occurring in the second half of 2009. The growth in speculative-grade rated issuance reflects increased investor confidence in the high-yield market and the continued narrowing of interest rate spreads compared to U.S. Treasuries which began in the second quarter of 2009. Internationally, revenue of $157.0 million in 2009 increased 27% compared to the same period in 2008, driven primarily by growth in investment-grade issuance within EMEA and high-yield issuance across all non-U.S. regions, reflecting early debt refinancing activities.

Global FIG revenue of $258.5 million declined $4.5 million from the prior year, with declines in the U.S. being partially offset by modest growth internationally. Transaction revenue declined to 31% of total FIG revenue, compared to 33% in the same period of 2008. In the U.S., 2009 revenue of $107.3 million decreased $10.5 million from 2008, primarily within specialty insurance which reflects continued contraction within the sector. Outside the U.S., revenue was $151.2 million, an increase of 4% from the prior year due primarily to growth in the banking sector in the Canada and Latin America regions. Unfavorable changes in FX translation rates negatively impacted international FIG revenue by approximately $6 million.

Global PPIF revenue was $246.1 million and increased $16.1 million compared to the same period in 2008 with increases in public finance and infrastructure finance being partially offset by declines in U.S. municipal structured products. Revenue generated from new transactions comprised 59% of global PPIF, unchanged from the same period of 2008. In the U.S., PPIF revenue increased $2.6 million compared to 2008 with growth in public finance reflecting higher issuance related to the Build America Bond Program which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009, coupled with higher project and infrastructure revenue. These increases were partially offset by declines in issuance for municipal structured products which reflects declines in bank capacity and a lower market penetration for insured transactions. Outside the U.S., PPIF revenue increased $13.5 million, or 19% over 2008, reflecting growth in infrastructure finance and public finance revenue in EMEA partially offset by declines in project finance in Asia. Excluding the $4 million unfavorable impact of changes in FX translation rates, international revenue grew $17.7 million compared to the same period in 2008.

Operating and SG&A expenses in 2009 increased $44.1 million, reflecting increases in compensation and non-compensation costs of approximately $26 million and $18 million, respectively. The increase in compensation costs compared to 2008 related to higher incentive compensation due to greater achievement against 2009 targeted results being partially offset by cost savings realized from the 2007 and 2009 Restructuring Plans, $6 million of senior executive severance costs included in 2008 and the impact of favorable changes in FX translation rates. The increase in non-compensation costs reflects higher rent and occupancy costs for the Canary Wharf Lease, higher professional services costs which include legal and IT consulting and a higher allowance for uncollectible accounts due to the deterioration of liquidity caused by general economic conditions. Additionally, there was a charge in 2009 for an international VAT matter.

Restructuring expenses reflect costs associated with the 2009 Restructuring Plan as well as adjustments made to previous estimates for the 2007 Restructuring Plan.

Depreciation and amortization of $31.3 million decreased $2.0 million from the prior year and was primarily due to the 2008 accelerated depreciation for the New Jersey office facility closure being partially offset by higher depreciation relating to costs capitalized for ongoing IT systems projects which were placed in service during 2009.

MOODY’S 2009 10-K	37

Operating income of $497.2 million was $39.8 million lower than 2008 primarily reflecting the 8% increase in total expenses. Changes in FX translation rates had an immaterial impact on operating income during in 2009.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,

	2009	2008	% Change
Revenue:
RD&A	$413.6	$418.7	(1.2)%
RMS	145.1	108.8	33.4%
Professional services	20.8	23.2	(10.3)%

Total	579.5	550.7	5.2%

Expenses:
Operating and SG&A	348.0	298.6	16.5%
Restructuring	8.4	(0.9)	NM
Depreciation and amortization	32.8	41.8	(21.5)%

Total	389.2	339.5	14.6%

Operating income	$190.3	$211.2	(9.9)%

Global MA revenue increased $28.8 million, with all of the growth generated internationally, and included a negative $12 million impact from changes in FX translation. Recurring revenue comprised 89% of total revenue in 2009, slightly lower than the 91% in 2008 reflecting higher RMS license and service revenue which is primarily transaction-based.

In the U.S., revenue of $257.7 million decreased 3%, reflecting declines across all LOB’s. International revenue of $321.8 million was $36.2 million higher than in 2008, primarily reflecting strong growth in RMS resulting from the Fermat acquisition in the fourth quarter of 2008.

Global RD&A revenue, which comprises 71% of total MA in 2009, was down slightly compared to 2008 reflecting modestly higher attrition due to contraction among capital markets customers offset by demand for products that support analysis for investment and commercial credit applications. U.S. revenue was $212.5 million, a decrease of $3.7 million from 2008. Internationally, revenue totaled $201.1 million, a decrease of $1.4 million from the prior year.

Global RMS revenue increased $36.3 million compared to 2008, and was primarily due to the Fermat acquisition made in the fourth quarter of 2008. U.S. revenue of $42.1 million was down $1.7 million compared prior year, while international revenue of $103.0 million increased $38.0 million reflecting the aforementioned acquisition made in the fourth quarter of 2008.

Global professional services revenue decreased $2.4 million compared to the prior year primarily reflecting declines in training services in the U.S. and EMEA as companies reduced their spending on these services due to the poor capital markets and economic conditions during 2009.

Operating and SG&A expenses of $348.0 million increased $49.4 million from the prior year, reflecting higher compensation and non-compensation costs. Compensation costs of $229.1 million increased $18.2 million from the prior year and reflected additional headcount from acquisitions made in the fourth quarter of 2008 partially offset by lower incentive compensation resulting from lower achievement against 2009 targeted results. Non-compensation expenses were $118.9 million, an increase of $31.2 million compared to 2008, primarily due to higher rent and occupancy costs for the Canary Wharf Lease and higher expenses related to acquisitions made in the fourth quarter of 2008. The aforementioned increases for both compensation and non-compensation costs were partially offset by favorable changes in FX translation rates.

Restructuring expenses of $8.4 million reflect severance and contract termination costs associated with the divestiture of non-strategic assets as well as adjustments made to previous estimates for the 2009 and 2007 Restructuring Plans.

Depreciation and amortization expenses decreased $9.0 million from prior year, primarily due to adjustments recorded in 2008 relating to an approximate $11 million impairment of certain software and database intangible assets and a $4.5 million write-off of acquired in-process technology related to the acquisition of Fermat. The absence of these items in 2009 was partially offset by higher amortization of intangible assets during 2009 associated with business acquisitions made in the fourth quarter of 2008.

38	MOODY’S 2009 10-K

Operating income of $190.3 million decreased $20.9 million compared to 2008, due to the 15% increase in expenses outpacing the 5% increase in revenue. Excluding restructuring in both years, operating income in 2009 was $198.7 million, a decrease of $11.6 million from the same period in 2008.

Year Ended December 31, 2008 compared with December 31, 2007

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

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,

	2008	2007	% Change
Revenue:
United States	$910.1	$1,361.8	(33.2)%

International:
EMEA	603.1	659.3	(8.5)%
Other	242.2	237.9	1.8%

Total International	845.3	897.2	(5.8)%

Total	1,755.4	2,259.0	(22.3)%

Expenses:
Operating	493.3	584.0	(15.5)%
SG&A	441.3	451.1	(2.2)%
Restructuring	(2.5)	50.0	(105.0)%
Depreciation and amortization	75.1	42.9	75.1%

Total	1,007.2	1,128.0	(10.7)%

Operating income	$748.2	$1,131.0	(33.8)%

Interest (expense) income, net	$(52.2)	$(24.3)	114.8%
Other non-operating (expense) income, net	$33.8	$15.3	120.9%
Net income attributed to Moody’s	$457.6	$701.5	(34.8)%

Total revenue of $1,755.4 million decreased $503.6 million from 2007, due to the significant decline in MIS partly offset by good growth in MA.

Total relationship and transaction-based revenue for Moody’s in 2008 was 64% and 36%, respectively, compared to 45% and 55%, respectively in the prior year.

MOODY’S 2009 10-K	39

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

Interest income (expense), net was ($52.2) million, an increase of $27.9 million from prior year primarily due to higher debt levels and the absence in 2008 of $17.5 million of income relating to the reversal of accrued interest resulting from the resolution of a Legacy Tax Matter in the second quarter of 2007 compared to $2.3 million in 2008.

Other non-operating income (expense), net was $33.8 million, up $18.5 million from the prior year, due primarily to FX gains of approximately $25 million recorded during the year reflecting the strengthening of the U.S. dollar and the euro to the British pound.

Moody’s effective tax rate of 36.7% remained essentially flat with 37.0% in 2007. Excluding the impact of restructuring and Legacy Tax items in both years, Moody’s ETR was 37.1%, down 290 bps from 40.0% in 2007, due primarily to a larger portion of consolidated taxable income being generated from outside the U.S., which is generally taxed at a lower rate than the U.S. statutory rate, and the realization of benefits available for U.S.-based manufacturing and research activities.

40	MOODY’S 2009 10-K

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

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further analysis and commentary:

	Year Ended December 31,

	2008	2007	% Change
Revenue:
Structured finance	$404.7	$868.4	(53.4)%
Corporate finance	307.0	416.4	(26.3)%
Financial institutions	263.0	274.3	(4.1)%
Public, project and infrastructure finance	230.0	220.8	4.2%

Total	1,204.7	1,779.9	(32.3)%

Expenses:
Operating and SG&A	636.0	759.4	(16.2)%
Restructuring	(1.6)	41.3	(103.9)%
Depreciation and amortization	33.3	24.0	38.8%

Total	$667.7	$824.7	(19.0)%

Operating income	$537.0	$955.2	(43.8)%

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

Global SFG revenue decreased $463.7 million, due to declines in derivatives, CREF and RMBS of $196.0 million or 58%, $123.8 million or 69%, and $103.1 million or 58%, respectively, which together accounted for 91% of the decrease. Continued turbulence in the capital and credit markets, combined with lack of market liquidity and higher interest rate spreads, has resulted in lower loan origination and securitization which led to a significant decline in new issuance revenue. In 2008, transaction-based revenue accounted for 50% of total SFG down from 77% in the prior year. In the U.S., revenue of $184.2 million was down approximately $372 million or 67%, from a year ago, led by declines in the aforementioned asset classes due to significantly reduced issuance volume. International revenue was $220.5 million, a decrease of $91.4 million or 29% from 2007, led by declines in derivatives and CREF of $48.5 million or 42%, and $41.6 million or 66%, respectively. FX translation contributed approximately $8 million to international SFG revenue in 2008.

Global CFG revenue was down $109.4 million from prior year, due to low issuance volumes particularly in the U.S. Revenue from new issuance declined 42% from the prior year, due primarily to lower issuance in both investment-grade and speculative-grade securities, resulting from the broader downturn in global economic activity, reflected in the significant financial market volatility, worsening credit market conditions and record-high interest rate spreads in the later part of the year. Transaction-based revenue comprised 54% of global CFG revenue, compared to 69% in 2007. Revenue in the U.S. was $183.1 million, a decrease of $91.8 million, or 33%, from the prior year as revenue from bank loans and speculative-grade bond ratings declined $64.1 million or 66% and $30.6 million or 62%, respectively, and was slightly offset by $6.6 million, or 18%, of growth in revenue from monitoring fees. International revenue of $123.9 million was down $17.6 million, or 12%, from prior year comprised of declines in speculative-grade bond ratings, bank loan ratings, estimated ratings and investment-grade bond ratings of $10.4 million or 56%, $7.4 million or 67%, $4.4 million or 25%, and $3.7 million or 13%, respectively. These declines were offset by growth in monitoring fees of $5.3 million,

MOODY’S 2009 10-K	41

as well as an approximate $2 million increase in other CFG services such as national scale ratings and company credit assessment services. FX translation contributed approximately $3 million to international CFG revenue in 2008.

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

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,

	2008	2007	% Change
Revenue:
RD&A	$418.7	$370.3	13.1%
RMS	108.8	92.4	17.7%
Professional services	23.2	16.4	41.5%

Total	550.7	479.1	14.9%

Expenses:
Operating and SG&A	298.6	275.7	8.3%
Restructuring	(0.9)	8.7	(110.3)%
Depreciation and amortization	41.8	18.9	121.2%

Total	339.5	303.3	11.9%

Operating income	$211.2	$175.8	20.1%

42	MOODY’S 2009 10-K

Global MA revenue increased $71.6 million, with 69% of the growth generated internationally, and accounted for 31% of global MCO revenue in 2008 compared to 21% in the prior year. Recurring revenue, which includes subscription and software maintenance fees, comprised 91% of the total in 2008, Compared to 92% in the prior year. In the U.S., revenue of $265.1 million increased 9%, primarily reflecting growth in RD&A revenue. International revenue of $285.6 million was $49.3 million higher than in 2007, reflecting growth in all business lines, particularly in RMS which benefited from the acquisition of Fermat. FX translation contributed approximately $7 million to international MA revenue in 2008.

Global RD&A revenue, which comprises 76% of total MA in 2008, increased $48.4 million and accounted for 68% of global MA growth, reflecting continued demand from new and existing customers for credit and economic research, structured finance analytics, credit risk assessment and other offerings. U.S. revenue was $216.2 million, an increase of $20.8 million from 2007. Internationally, revenue totaled $202.5 million, an increase of $27.6 million or 16% over the prior year, with 80% of the growth generated within the EMEA region.

Global RMS revenue increased $16.4 million, including the positive impact of the Fermat acquisition in the fourth quarter of 2008. U.S. revenue of $43.8 million remained flat with prior year, while international revenue of $65.0 million increased $16.0 million or 33% from the prior year with growth generated from all regions.

Global professional services revenue increased $6.8 million over prior year reflecting relatively higher demand internationally for credit education, portfolio analysis, risk modeling and scorecard development services, primarily in the EMEA region.

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

MARKET RISK

Moody’s maintains operations in 26 countries outside the U.S. In 2009, approximately 45% and 50% of the Company’s revenue billed and expenses incurred, respectively, were in currencies other than the U.S. dollar, principally in the GBP and the euro. As such, the Company is exposed to market risk from changes in FX rates.

As of December 31, 2009, approximately 45% of Moody’s assets were located outside the United States. Moody’s aggregate cash and cash equivalents of $473.9 million at December 31, 2009, consisted of approximately $404 million, which was located outside the U.S., making the Company susceptible to fluctuations in FX rates. Additionally, all of Moody’s aggregate short-term investments of $10.0 million were located outside the United States. The effects of changes in the value of foreign currencies relative to the U.S. dollar on assets and liabilities of non-U.S. operations with non-U.S. functional currencies are charged or credited to the cumulative translation adjustment account in the statement of shareholders’ equity (deficit).

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

MOODY’S 2009 10-K	43

the purpose of reducing volatility in the Company’s cash flows related to future euro and GBP billings and related revenue. FX options and forwards are currently utilized to hedge these exposures and as of December 31, 2009 have maturities between one and 11 months. As of December 2009 all FX derivative contracts were deemed to be highly effective under Topic 815 of the ASC. No credit losses are anticipated as the counterparties to these agreements are major financial institutions and the Company adheres to strict guidelines regarding the creditworthiness of its counterparties. The fair value of the Company’s outstanding FX derivative contracts was recorded within other current assets in the consolidated balance sheets and consisted of the following notional amounts:

	December 31,

	2009	2008
Notional amount of Currency Pair:
GBP/USD	£5.0	£7.4
EUR/USD	€9.9	€12.9
EUR/GBP	€21.0	€24.3

Fair value of derivative asset	$1.2	$4.9

Unrealized gains or losses are recorded in AOCI and, once realized, the gains or losses will be recognized as an adjustment to revenue when the billings are recognized in revenue.

A sensitivity analysis has been prepared to estimate the exposure to fluctuations in the FX rates on Moody’s FX options. A hypothetical 10% favorable change in the overall option currency portfolio would result in a gain of approximately $2.8 million as of December 31, 2009. The maximum loss related to an adverse change in the option currency portfolio would be $2.4 million.

As a result of the 2008 Term Loan completed on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded into AOCI, while net interest payments are recorded in the statement of operations. At December 31, 2009 the fair value of the interest rate swaps was $7.6 million and is recorded in other liabilities in the Company’s consolidated balance sheet. The objective of interest rate risk management is to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing this objective.

A sensitivity analysis has been prepared to estimate the exposure to fluctuations in the short-term LIBOR on Moody’s interest expense relating to the 2008 Term Loan, assuming the interest rate swap was not in place. A hypothetical change of one percent in the LIBOR would result in an impact on annual interest expense of approximately $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company is currently financing its operations and capital expenditures through cash flow from operations and from financing activities. The Company had net repayments on borrowings of $274.0 million during the year ended December 31, 2009.

The following is a summary of the change in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,			Year Ended December 31,

	2009	2008	$ Change	2008	2007	$ Change
Net cash provided by operating activities	$643.8	$539.7	$104.1	$539.7	$988.2	$(448.5)
Net cash used in investing activities	$(93.8)	$(319.3)	$225.5	$(319.3)	$(124.7)	$(194.6)
Net cash used in financing activities	$(348.8)	$(349.8)	$1.0	$(349.8)	$(865.7)	$515.9

Net cash provided by operating activities

Year ended December 31, 2009 compared to the year ended December 31, 2008

The following changes in non-cash and other one-time items impacted cash provided by operating activities in 2009 compared to 2008, relative to net income:

•

An $11.0 million decrease in depreciation and amortization expense due primarily to the following items in 2008: an approximate $11 million impairment of certain software and database intangibles within the MA segment, a $4.5 million write-off of acquired in-process technology relating to the Fermat acquisition and approximately $4 million of accelerated depreciation resulting from the closure of the Company’s New Jersey office. These decreases were partially offset by higher amortization of intangible assets in 2009 associated with business acquisitions made in the fourth quarter of 2008.

•	A $7.8 million non-cash reduction related to the resolution of a Legacy Tax Matter in the second quarter of 2008;

44	MOODY’S 2009 10-K

•	A $33.8 million increase in deferred income tax expense primarily relating to the settlement of a tax audit for the 2001 – 2007 tax years.

The $104.1 million increase of net cash flows provided by operating activities resulted from changes in assets and liabilities discussed below and the change in the non-cash items discussed above, partially offset by a decrease in net income of $54.5 million:

•

A $168.8 million increase attributed to a reduction in 2009 payments of accounts payable and accrued liabilities primarily reflecting lower 2008 incentive compensation payouts made in the first quarter of 2009 due to weaker financial performance compared to targets in 2008 compared to 2007 as well as lower accrued taxes resulting primarily from the decrease in pre-tax income;

•

A $32.4 million increase relating to the $17.5 million restructuring charge taken in 2009, of which $5 million has not been paid, coupled with lower restructuring payments in 2009 compared to 2008 attributable to the 2007 Restructuring Plan;

•	A $78.4 million increase due to a reduction in other current assets primarily due to a reduction in prepaid taxes which were used for 2009 estimated income tax payments;

•	An increase in the growth of deferred rent of approximately $15 million due primarily to a free rent period associated with the Canary Wharf lease;

Partially offset by:

•

A $45.4 million decrease from other liabilities primarily reflecting a $17 million payment for interest to settle a tax audit for the 2001-2007 tax years and a $12 million reduction to accrued interest for UTB’s;

•	A decrease of approximately $33 million due to a refund of a deposit from the IRS in March 2008 in connection with a Legacy Tax Matter;

•	A $51.8 million decrease in UTBs primarily related to a payment for the settlement of a tax audit for the 2001-2007 tax years;

•

A $41.1 million decrease relating to 5% higher accounts receivable from December 31, 2008 reflecting higher billings related to the gradual improvement in the credit markets during 2009 compared to a 5% decrease in the December 31, 2008 balance compared to the prior year reflecting lower billings in the later part of 2008 compared to 2009.

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

The $448.5 million reduction of net cash flows provided by operating activities was primarily attributed to a decrease in net income of $245.2 million, adjusted for the non-cash and other one-time items discussed above, and the following changes in assets and liabilities:

•

A decrease in accounts payable and accrued liabilities of $172.3 million, comprised of approximately $111 million of accrued taxes relating to lower pre-tax income and the timing of payments and approximately $30 million related to lower annual incentive compensation accruals reflecting weak financial performance;

•	A decrease in deferred revenue of $70.2 million as a result of lower billings reflecting the weak credit market conditions;

•	A decrease of $62.9 million in the restructuring liability relating to payments made during the year and other minor adjustments;

•	A decrease in the growth of deferred rent of $46.5 million due primarily to a tenant allowance received in 2007 relating to 7WTC;

MOODY’S 2009 10-K	45

•	An increase of approximately $33 million for a deposit returned from the IRS in March 2008 in connection with a Legacy Tax Matter.

•	A $61.1 million decrease in UTBs and other non-current tax liabilities due primarily to the implementation of UTP guidance in 2007;

Net cash (used in) provided by investing activities

Year ended December 31, 2009 compared to the year ended December 31, 2008

The $225.5 million decrease in net cash used in investing activities was primarily attributed to:

•	A $240.5 million decrease in net cash used resulting from the 2008 acquisitions of Fermat, BQuotes, Financial Projections Limited and Enb Consulting.

Year ended December 31, 2008 compared to the year ended December 31, 2007

The $194.6 million increase in net cash used in investing activities was primarily attributed to:

•	A $237.0 million increase in net cash used resulting from the 2008 acquisitions of Fermat, BQuotes, Financial Projections Limited and Enb Consulting;

•

A $55.9 million decrease of net cash provided by short-term investments in 2008 following the liquidation of a majority of the portfolio in 2007 to finance share repurchases and other operational activities,

Partially offset by:

•	A $97.4 million decrease in capital additions resulting from reduced 7WTC build-out activity in 2008 compared to 2007.

Net cash used in financing activities

Year ended December 31, 2009 compared to the year ended December 31, 2008

The $1.0 million decrease in net cash flows used in financing activities was primarily attributed to:

•	A $592.9 million decrease in treasury shares repurchased in 2009 compared to 2008. The Company did not repurchase any shares during 2009;

Partially offset by:

•

Net repayments of $274.0 million on short-term borrowings resulting from the Company utilizing operating cash flow to repay outstanding borrowings in 2009 compared to net borrowings of $166.3 million in 2008;

•	A $150.0 million decrease relating to proceeds received in May 2008 from the 2008 Term Loan.

Year ended December 31, 2008 compared to the year ended December 31, 2007

The $515.9 million decrease in net cash flows used in financing activities was primarily attributed to:

•	A $1,145.5 million decrease in treasury shares repurchased in 2008 compared to 2007,

•	A $44.7 million decrease in Excess Tax Benefits due to fewer stock option exercises;

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

The Company remains committed to using its strong cash flow to create value for shareholders in a manner consistent with maintaining sufficient liquidity by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a modest dividend. In the near-term, Moody’s intends to maintain its dividend and has commenced a modest share repurchase program, the continuation of which is dependent on Moody’s liquidity and

46	MOODY’S 2009 10-K

market conditions. As of December 31, 2009 Moody’s had $1.4 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

At December 31, 2009 the Company had total borrowings outstanding from its CP Program of $443.7 million, the proceeds of which were or will be used to support the remaining build-out of Moody’s Canary Wharf location, potential acquisitions, share repurchases and other operational and investing activities. At December 31, 2009, Moody’s had $1.2 billion of outstanding debt with approximately $556 million of additional capacity available. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in Note 14 to the Company’s consolidated financial statements.

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. This resulted in a restructuring charge of $15.6 million, all of which was recorded during the year ended December 31, 2009. The remaining liability of $5 million will result in cash outlays that will be substantially paid out over the next twelve months.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. For periods subsequent to December 31, 2009 the Company expects to incur approximately 17 million GBP of costs to build out the floors to its specifications, substantially all of which is expected to be incurred over the next twelve months.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that would reduce global head count, terminate certain technology contracts and consolidate certain corporate functions in response to both the Company’s Reorganization announced on August 7, 2007 as well as a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the $50.0 million restructuring charge reported in 2007 is $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. At December 31, 2009, the remaining cash payments of approximately $1 million are expected to be paid over the next twelve months and the remaining liability of approximately $8 million, which relates to the Company’s unfunded pension plans, will be paid in accordance with plan provisions. The amount to be paid over the next twelve months relating to these pension liabilities is not expected to be material.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of December 31, 2009, including the aforementioned rent credits, are approximately $585 million.

The Company also intends to use a portion of its cash flow to pay dividends. On December 15, 2009, the Board approved the declaration of a quarterly dividend of 10.5 cents per share of Moody’s common stock, payable on March 10, 2010 to shareholders of record at the close of business on February 20, 2010. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

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

MOODY’S 2009 10-K	47

Indebtedness

The following table summarizes total indebtedness:

	December 31,

	2009	2008
2007 Facility	$—	$613.0
Commercial paper, net of unamortized discount of $0.1 million at 2009 and $0.3 million at 2008	443.7	104.7
Current Portion of Long-Term Debt	3.8	—
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	146.2	150.0

Total Debt	1,193.7	1,467.7
Current portion	(447.5)	(717.7)

Total long-term debt	$746.2	$750.0

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.3% and 2.08% as of December 31, 2009 and December 31, 2008, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

48	MOODY’S 2009 10-K

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

Also, on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan as more fully discussed in Note 5 to the consolidated financial statements.

Interest (Expense) Income, Net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2009	2008	2007
Income	$2.5	$18.1	$19.3
Expense on borrowings	(45.5)	(60.0)	(40.7)
UTBs and other tax related interest	1.6	(13.7)	(21.5)
Reversal of accrued interest (a)	6.5	2.3	17.5
Interest capitalized	1.5	1.1	1.1

Total	$(33.4)	$(52.2)	$(24.3)

Interest paid	$46.1	$59.5	$32.5

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 17 to the consolidated financial statements.

At December 31, 2009, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

MOODY’S 2009 10-K	49

The Company’s long-term debt, including the current portion, is recorded at cost. The fair value and carrying value of the Company’s long-term debt as of December 31, 2009 and 2008 is as follows:

	December 31, 2009		December 31, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$300.0	$291.1	$300.0	$271.9
Series 2007-1 Notes	300.0	298.6	300.0	278.1
2008 Term Loan	150.0	150.0	150.0	150.0

Total	$750.0	$739.7	$750.0	$700.0

The fair value of the Company’s long-term debt was estimated using discounted cash flow analyses based on prevailing interest rates available to the Company for borrowings with similar maturities.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At December 31, 2009, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2009:

		Payments Due by Period

(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,447.1	$486.9	$159.9	$130.7	$669.6
Operating lease obligations	905.2	57.9	105.9	108.9	632.5
Purchase obligations (2)	129.0	68.9	43.4	16.7	—
Pension obligations (3)	74.2	8.8	11.5	7.4	46.5
Capital lease obligations	1.3	1.3	—	—	—

Total (4)	$2,556.8	$623.8	$320.7	$263.7	$1,348.6

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 14 to the consolidated financial statements.

(2)	Includes amounts contractually committed to for the fit-out of the Canary Wharf Lease.

(3)	Reflects projected benefit payments for the next ten years relating to the Company’s unfunded Post-Retirement Benefit Plans described in Note 11 to the consolidated financial statements.

(4)	The table above does not include the Company’s long-term tax liabilities of $164.2 million and $52.8 million relating to UTP and Legacy Tax Matters, respectively, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

2010 OUTLOOK

Moody’s outlook for 2010 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the eventual withdrawal of government-sponsored economic stabilization initiatives. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ materially from the current outlook.

For Moody’s overall, the Company expects full-year 2010 revenue to increase in the high-single-digit percent range. Full-year 2010 expenses are also expected to increase in the high-single-digit percent range. Full-year 2010 operating margin is projected in the high-thirties percent range and the effective tax rate is expected in the range of 37 to 38 percent. Share repurchase is expected to resume at modest levels in 2010 subject to available cash flow and other capital allocation decisions. The Company expects diluted earnings per share for full-year 2010 in the range of $1.75 to $1.85. This outlook assumes foreign currency translation at end-of-year 2009 rates.

50	MOODY’S 2009 10-K

For the global MIS business, revenue for the full-year 2010 is expected to increase in the high-single to low-double-digit percent range. Within the U.S., MIS revenue is expected to increase in the mid-teens percent range, while non-U.S. revenue is expected to increase in the mid-single-digit percent range. Corporate finance revenue is expected to increase in the high-teens percent range with anticipated growth in speculative-grade issuance activity offset by moderation of investment-grade issuance from the high volume of 2009. Structured finance revenue is expected to increase in the mid-single-digit percent range reflecting modest growth in most asset classes. Revenue from financial institution ratings is expected to increase in the low-single-digit percent range, while revenue from public, project and infrastructure finance is expected to increase in the low-double-digit percent range.

For Moody’s Analytics, full-year 2010 revenue is expected to increase in the mid-single-digit percent range. Revenue growth is expected in the low-single-digit percent range for RD&A, the mid-teens percent range for RMS, and the high-single to low-double-digit percent range for professional services. MA revenue is expected to increase in the low-single digit percent range in the U.S. and in the mid-single-digit percent range outside the U.S.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted:

In December 2008, the FASB issued a new accounting standard that requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. The Company has adopted this new accounting standard as of December 31, 2009 and has presented the required disclosures in the prescribed format in Note 11 to the consolidated financial statements. This new standard only affected the notes to the Company’s consolidated financial statements and did not have any impact on the Company’s consolidated financial statements.

During the period ending September 30, 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which only affected the specific references to GAAP literature in the notes to the Company’s consolidated financial statements.

Not yet adopted:

In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. This new standard eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires enhanced disclosures regarding an enterprise's involvement in variable interest entities. The Company will adopt this new accounting standard as of January 1, 2010 and does not expect the implementation to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence of selling price ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The Company has elected to early adopt ASU 2009-13 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010. If applied in the same manner to the year ended December 31, 2009, ASU 2009-13 would not have had a material impact on net revenue reported for both its MIS and MA segments in terms of the timing and pattern of revenue recognition. The adoption of ASU 2009-13 is also not expected to have a significant effect on the Company’s net revenue in periods after the initial adoption when applied to multiple element arrangements based on its current pricing strategies.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the implementation of ASU No. 2010-06 on its consolidated financial statements.

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

MOODY’S 2009 10-K	51

Following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last two years, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing investigation, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is responding to such investigations and inquiries. Moody’s is cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York, which the Company opposed. On February 23, 2010, the court issued an opinion remanding the case to the Supreme Court of New York. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint also asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities. On October 20, 2009, the Company moved to dismiss or stay the action in favor of related federal litigation. On January 26, 2010, the court entered a stipulation and order, submitted jointly by the parties, staying the Nadoff litigation pending coordination and prosecution of similar claims in the above and below described federal derivative actions. On July 6, 2009, W. A. Sokolowski, a purported shareholder of the Company, filed a purported shareholder derivative complaint on behalf of the Company against its directors and current and former officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts claims relating to alleged mismanagement of the Company’s processes for rating structured finance transactions, alleged insider trading and causing the Company to buy back its own stock at artificially inflated prices.

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

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes

52	MOODY’S 2009 10-K

available, the Company adjusts its assessments and estimates of such matters accordingly. For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

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

Legacy Tax Matters

Moody's continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2009, Moody's has recorded liabilities for Legacy Tax Matters totaling $55.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody's future reported results, financial position and cash flows.

The following summary of the relationships among Moody's, New D&B and their predecessor entities is important in understanding our exposure to the Legacy Tax Matters.

In November 1996, The Dun & Bradstreet Corporation separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated into two separate public companies: Old D&B and R.H. Donnelley Corporation. During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated and Nielsen Media Research, Inc. In September 2000, Old D&B separated into two separate public companies: New D&B and Moody’s.

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business. These initiatives are subject to normal review by tax authorities. Old D&B and its predecessors also entered into a series of agreements covering the sharing of any liabilities for payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters, and certain other potential tax liabilities, all as described in such agreements. Further, in connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have agreed on the financial responsibility for any potential liabilities related to these Legacy Tax Matters.

Settlement agreements were executed with the IRS in 2005 regarding the Legacy Tax Matters for the years 1989-1990 and 1993-1996. These settlements represent substantially all of the total potential liability to the IRS, including penalties. As of December 31, 2009, the Company continues to carry a liability of $1.9 million for the remaining potential exposure. In addition, with respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody's and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter, resulting in $10.8 million of cash proceeds paid to Moody's of which $6.5 million represents interest and $4.3 million is a reduction of tax expense.

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

MOODY’S 2009 10-K	53

combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, in the second quarter of 2008, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of December 31, 2009, Moody's carries a liability of $1.1 million with respect to this matter.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of December 31, 2009, Moody’s liability with respect to this matter totaled $52.8 million.

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

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “2010 Outlook” and “Contingencies” under Item 7. “MD&A”, commencing on page 27 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward- looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as a nationally recognized statistical rating organization and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A

54	MOODY’S 2009 10-K

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on page 43 of this annual report on Form 10-K.

MOODY’S 2009 10-K	55

ITEM 8.	FINANCIAL STATEMENTS

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

56	MOODY’S 2009 10-K

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

Chairman and Chief Executive Officer

/s/ LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 26, 2010

MOODY’S 2009 10-K	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moody’s Corporation:

We have audited the accompanying consolidated balance sheets of Moody’s Corporation (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and shareholders’ deficit, for each of the years in the two-year period ended December 31, 2009. We also have audited Moody’s Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moody’s Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody’s Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Moody’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission”).

KPMG LLP

New York, New York

February 26, 2010

58	MOODY’S 2009 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moody’s Corporation:

In our opinion, the consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2007 present fairly, in all material respects, the results of operations and cash flows of Moody’s Corporation and its subsidiaries for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes as of January 1, 2007. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

New York, New York

February 28, 2008, except for the effects of

the change in the composition of reportable

segments as discussed in Note 18, as to which

the date is February 27, 2009, and except for the

effects of the change in the manner of

accounting for noncontrolling interests as

discussed in Note 2, as to which the date is

February 26, 2010

MOODY’S 2009 10-K	59

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Year Ended December 31,

	2009	2008	2007
Revenue	$1,797.2	$1,755.4	$2,259.0

Expenses
Operating	532.4	493.3	584.0
Selling, general and administrative	495.7	441.3	451.1
Restructuring	17.5	(2.5)	50.0
Depreciation and amortization	64.1	75.1	42.9

Total expenses	1,109.7	1,007.2	1,128.0

Operating income	687.5	748.2	1,131.0

Interest income (expense), net	(33.4)	(52.2)	(24.3)
Other non-operating income (expense), net	(7.9)	33.8	15.3

Non-operating income (expense), net	(41.3)	(18.4)	(9.0)

Income before provision for income taxes	646.2	729.8	1,122.0
Provision for income taxes	239.1	268.2	415.2

Net income	407.1	461.6	706.8
Less: Net income attributable to noncontrolling interests	5.1	4.0	5.3

Net income attributable to Moody’s	$402.0	$457.6	$701.5

Earnings per share
Basic	$1.70	$1.89	$2.63

Diluted	$1.69	$1.87	$2.58

Weighted average shares outstanding
Basic	236.1	242.4	266.4

Diluted	237.8	245.3	272.2

The accompanying notes are an integral part of the consolidated financial statements.

60	MOODY’S 2009 10-K

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$473.9	$245.9
Short-term investments	10.0	7.1
Accounts receivable, net of allowances of $24.6 in 2009 and $23.9 in 2008	444.9	421.8
Deferred tax assets, net	32.3	26.5
Other current assets	51.8	107.8

Total current assets	1,012.9	809.1
Property and equipment, net	293.0	247.7
Goodwill	349.2	338.0
Intangible assets, net	104.9	114.0
Deferred tax assets, net	192.6	220.1
Other assets	50.7	44.5

Total assets	$2,003.3	$1,773.4

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$317.2	$240.4
Commercial paper	443.7	104.7
Revolving credit facility	—	613.0
Current portion of long-term debt	3.8	—
Deferred revenue	471.3	435.0

Total current liabilities	1,236.0	1,393.1
Non-current portion of deferred revenue	103.8	114.8
Long-term debt	746.2	750.0
Deferred tax liabilities, net	31.4	19.0
Unrecognized tax benefits	164.2	185.1
Other liabilities	317.8	297.5

Total liabilities	2,599.4	2,759.5

Commitments and contingencies (Notes 16 and 17)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2009 and 2008	3.4	3.4
Capital surplus	391.1	392.7
Retained earnings	3,329.0	3,023.2
Treasury stock, at cost; 106,044,833 and 107,757,537 shares of common stock at December 31, 2009 and 2008, respectively	(4,288.5)	(4,361.6)
Accumulated other comprehensive loss	(41.2)	(52.1)

Total Moody’s shareholders’ deficit	(606.2)	(994.4)
Noncontrolling interests	10.1	8.3

Total shareholders’ deficit	(596.1)	(986.1)

Total liabilities and shareholders’ deficit	$2,003.3	$1,773.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2009 10-K	61

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN MILLIONS)

	Year Ended December 31,

	2009	2008	2007
Cash flows from operating activities
Net income	$407.1	$461.6	$706.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	64.1	75.1	42.9
Stock-based compensation expense	57.4	63.2	90.2
Non-cash portion of restructuring charge	—	—	7.0
Deferred income taxes	16.5	(17.3)	(76.4)
Excess tax benefits from exercise of stock options	(5.0)	(7.5)	(52.2)
Legacy Tax Matters	—	(7.8)	(52.3)
Changes in assets and liabilities:
Accounts receivable	(14.9)	26.2	36.7
Other current assets	55.3	(23.1)	(58.3)
Other assets	(7.4)	26.0	15.5
Accounts payable and accrued liabilities	50.4	(118.4)	53.9
Restructuring liability	2.6	(29.8)	33.1
Deferred revenue	17.9	9.0	79.2
Unrecognized tax benefits and other non-current tax liabilities	(21.0)	30.8	91.9
Deferred rent	21.1	6.6	53.1
Other liabilities	(0.3)	45.1	17.1

Net cash provided by operating activities	643.8	539.7	988.2

Cash flows from investing activities
Capital additions	(90.7)	(84.4)	(181.8)
Purchases of short-term investments	(17.6)	(10.3)	(191.4)
Sales and maturities of short-term investments	15.4	15.9	252.9
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(0.9)	(241.4)	(4.4)
Insurance recovery	—	0.9	—

Net cash used in investing activities	(93.8)	(319.3)	(124.7)

Cash flows from financing activities
Borrowings under revolving credit facilities	2,412.0	4,266.2	1,000.0
Repayments of borrowings under revolving credit facilities	(3,025.0)	(3,653.2)	(1,000.0)
Issuance of commercial paper	11,075.5	11,522.7	6,684.1
Repayment of commercial paper	(10,736.5)	(11,969.4)	(6,136.7)
Issuance of long term debt	—	150.0	300.0
Net proceeds from stock plans	19.8	23.5	65.9
Excess tax benefits from exercise of stock options	5.0	7.5	52.2
Cost of treasury shares repurchased	—	(592.9)	(1,738.4)
Payment of dividends to MCO shareholders	(94.5)	(96.8)	(85.2)
Payment of dividends to noncontrolling interests	(3.7)	(5.0)	(4.2)
Payments under capital lease obligations	(1.4)	(1.7)	(2.0)
Debt issuance costs and related fees	—	(0.7)	(1.4)

Net cash used in financing activities	(348.8)	(349.8)	(865.7)
Effect of exchange rate changes on cash and cash equivalents	26.8	(51.0)	20.4

Increase (decrease) in cash and cash equivalents	228.0	(180.4)	18.2
Cash and cash equivalents, beginning of the period	245.9	426.3	408.1

Cash and cash equivalents, end of the period	$473.9	$245.9	$426.3

The accompanying notes are an integral part of the consolidated financial statements.

62	MOODY’S 2009 10-K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN MILLIONS)

	Shareholders' of Moody's Corporation										Comprehensive Income (Loss)
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Equity (Interests)	Total Shareholders’ Equity (Deficit)	Shareholders’ of Moody’s Corporation	Non-Controlling Interests	Total Comprehensive Income (Loss)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2006	342.9	$3.4	$345.7	$2,091.4	(64.3)	$(2,264.7)	$(8.4)	$167.4	$10.5	$177.9

Net Income				701.5				701.5	5.3	706.8	$701.5	$5.3	$706.8
Dividends				(88.4)				(88.4)	(4.2)	(92.6)
Amounts recognized upon adoption of accounting guidance for UTPs				(43.4)				(43.4)		(43.4)
Stock-based compensation			94.5					94.5		94.5
Shares issued for stocked-based compensation plans, net			(85.5)		4.1	151.5		66.0		66.0
Net excess tax benefit upon settlement of stock-based compensation awards			33.2					33.2		33.2
Treasury shares repurchased					(31.3)	(1,738.4)		(1,738.4)		(1,738.4)
Currency translation adjustment (net of tax of $5.5 million)							12.9	12.9	0.1	13.0	12.9	0.1	13.0
Net actuarial gains and prior service costs (net of tax of $5.9 million)							7.8	7.8		7.8	7.8		7.8
Amortization and recognition of prior service cost and actuarial losses (net of tax of $2.5 million)							3.4	3.4		3.4	3.4		3.4
Unrealized loss on cash flow hedges							(0.1)	(0.1)		(0.1)	(0.1)		(0.1)

Comprehensive income											$725.5	$5.4	$730.9

Balance at December 31, 2007	342.9	$3.4	$387.9	$2,661.1	(91.5)	$(3,851.6)	$15.6	$(783.6)	$11.7	$(771.9)

(continued on next page)

MOODY’S 2009 10-K	63

Consolidated Statements of Shareholders’ Equity (Deficit) (continued)

(AMOUNTS IN MILLIONS)

	Shareholders' of Moody's Corporation										Comprehensive Income (Loss)
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody's Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Shareholders' Equity (Deficit)	Shareholders' of Moody's Corporation	Non-Controlling Interests	Total Comprehensive Income (Loss)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2007	342.9	$3.4	$387.9	$2,661.1	(91.5)	$(3,851.6)	$15.6	$(783.6)	$11.7	$(771.9)

Net Income				457.6				457.6	4.0	461.6	$457.6	$4.0	$461.6
Dividends				(95.5)				(95.5)	(5.0)	(100.5)
Stock-based compensation			63.5					63.5		63.5
Shares issued for stock-based compensation plans, net			(59.3)		1.9	82.9		23.6		23.6
Net excess tax benefit upon settlement of stock-based compensation awards			0.6					0.6		0.6
Treasury shares repurchased					(18.2)	(592.9)		(592.9)		(592.9)
Currency translation adjustment (net of tax of $12.1 million)							(37.8)	(37.8)	(2.4)	(40.2)	(37.8)	(2.4)	(40.2)
Net actuarial losses and prior service costs (net of tax of $18.0 million)							(26.7)	(26.7)		(26.7)	(26.7)		(26.7)
Amortization and recognition of prior service cost and actuarial losses (net of tax of $0.8 million)							0.9	0.9		0.9	0.9		0.9
Net unrealized loss on cash flow hedges (net of tax of $2.1 million)							(4.1)	(4.1)		(4.1)	(4.1)		(4.1)

Comprehensive income											$389.9	$1.6	$391.5

Balance at December 31, 2008	342.9	$3.4	$392.7	$3,023.2	(107.8)	$(4,361.6)	$(52.1)	$(994.4)	$8.3	$(986.1)

(continued on next page)

64	MOODY’S 2009 10-K

Consolidated Statements of Shareholders’ Equity (Deficit) (continued)

(AMOUNTS IN MILLIONS)

	Shareholders’ of Moody's Corporation										Comprehensive Income (Loss)
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)	Shareholders’ of Moody’s Corporation	Non-Controlling Interests	Total Comprehensive Income (Loss)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2008	342.9	$3.4	$392.7	$3,023.2	(107.8)	$(4,361.6)	$(52.1)	$(994.4)	$8.3	$(986.1)

Net Income				402.0				402.0	5.1	407.1	$402.0	$5.1	$407.1
Dividends				(96.2)				(96.2)	(3.7)	(99.9)
Stock-based compensation			57.9					57.9		57.9
Shares issued for stock-based compensation plans, net			(53.4)		1.8	73.1		19.7		19.7
Net tax shortfalls upon settlement of stock-based compensation awards			(6.1)					(6.1)		(6.1)
Currency translation adjustment, (net of tax of $18.5 million)							22.2	22.2	0.4	22.6	22.2	0.4	22.6
Net actuarial gains and prior service cost, (net of tax of $8.9 million)							(10.4)	(10.4)		(10.4)	(10.4)		(10.4)
Amortization and recognition of prior service cost and actuarial losses, (net of tax of $0.4 million)							0.6	0.6		0.6	0.6		0.6
Net unrealized loss on cash flow hedges (net of tax of $1.5 million)							(1.5)	(1.5)		(1.5)	(1.5)		(1.5)

Comprehensive income											$412.9	$5.5	$418.4

Balance at December 31, 2009	342.9	$3.4	$391.1	$3,329.0	(106.0)	$(4,288.5)	$(41.2)	$(606.2)	$10.1	$(596.1)

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2009 10-K	65

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings , (ii) credit and economic related research, data and analytical tools, (iii) risk management software and (iv) quantitative credit risk measures, credit portfolio management solutions and training services. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007 and Moody’s now reports in two new reportable segments: MIS and MA. As a result of the Reorganization, the rating agency remains in the MIS operating segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities are included within the new Moody’s Analytics segment. The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, and specialized advisory and training services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

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

The Company applies the guidelines set forth in Topic 810 of the ASC in assessing its interests in variable interest entities to decide whether to consolidate that entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under Topic 810 of the ASC.

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market mutual funds and high-grade commercial paper with maturities of three months or less when purchased. Interest income on cash and cash equivalents and short-term investments was $2.5 million, $12.2 million and $19.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives which range from three to seven years for computer equipment, three to 20 years for equipment, five to 10 years for furniture and fixtures and three to seven years for software. Leasehold improvements have an estimated useful life of five to 20 years and are amortized over the shorter of the term of the lease or the estimated useful life of the improvement. Expenditures for maintenance and repairs that do not extend the economic useful life of the related assets are charged to expense as incurred.

Computer Software

Costs for the internally developed computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs primarily relate to the development or enhancement of credit processing software and quantitative credit risk assessment products sold by the MA segment, to be licensed to customers and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. Judgment is required in determining

66	MOODY’S 2009 10-K

when technological feasibility of a product is established and the Company believes that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. The Company amortizes these assets based on the greater of either (i) a ratio of current product revenue to estimated total product revenue or (ii) the straight-line basis over the useful life. Amortization expense for all such software for the year ended December 31, 2009, 2008 and 2007 was immaterial, $0.2 million and $1.7 million, respectively. The Company assesses the recoverability of these assets at each period end date.

The Company capitalizes costs related to software developed or obtained for internal use. These assets, included in property and equipment in the consolidated balance sheets, relate to the Company’s accounting, product delivery and other systems. Such costs generally consist of direct costs of third-party license fees, professional services provided by third parties and employee compensation, in each case incurred either during the application development stage or in connection with upgrades and enhancements that increase functionality. Such costs are depreciated over their estimated useful lives on a straight-line basis. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Goodwill is tested for impairment, at the reporting unit level, annually on November 30th or more frequently if events or circumstances indicate the assets may be impaired, in accordance with the provisions of ASC Topic 350. If the estimated fair value, which is based on a discounted cash flow methodology, is less than its carrying amount, the Company would proceed to step two of the impairment test as prescribed by Topic 350 of the ASC. Under step two, the estimated fair value of the reporting units would be allocated to the assets and liabilities of the reporting unit to derive the implied fair value of the goodwill. If the implied fair value of the goodwill determined under step two of the impairment test is less than its carrying amount, an impairment charge would be recognized for the difference. The discounted cash flow methodology used to value the reporting units is based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The significant estimates used to derive the present value of the cash flows include the reporting units WACC and future growth rates.

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

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company has also established a pool of additional paid-in capital related to the tax effects of employee share-based compensation (“APIC Pool”), which is available to absorb any recognized tax deficiencies.

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign currencies and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The changes in the value of derivatives that qualify as fair value hedges are recorded currently into earnings. Changes in the derivative’s fair value that qualify as cash flow hedges are recorded as other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to earnings in the same period or periods during which the hedged transaction affects income.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and accepted by the customer, fees are determinable and the collection of resulting receivables is considered probable. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs.

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized over the period in which the monitoring is performed. In most areas of the ratings business, MIS charges issuers annual monitoring fees and amortizes such fees ratably over the related one-year period. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods, ranging from three to 51 years, which are based on the expected lives of the rated securities as of December 31, 2009.

MOODY’S 2009 10-K	67

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

In the MA segment, revenue from sales of research products and from credit risk management subscription products is recognized ratably over the related subscription period, which is principally one year, beginning upon delivery of the initial product. Revenue from licenses of credit processing software is recognized at the time the product master or first copy is delivered or transferred to customers. Related software maintenance revenue is recognized ratably over the annual maintenance period. Revenue from services rendered within the professional services line of business is generally recognized as the services are performed.

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

In 2009, 2008 and 2007, no single customer accounted for 10% or more of total revenue.

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

Restructuring

The Company’s restructuring accounting follows the provisions of: Topic 712 of the ASC for severance relating to employee terminations, Topic 715 of the ASC for pension settlements and curtailments, and Topic 420 of the ASC for contract termination costs and other exit activities.

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

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial losses and net prior service costs related to pension and other post-retirement plans and derivative instruments. Accumulated other comprehensive (loss)

68	MOODY’S 2009 10-K

income is primarily comprised of currency translation adjustments of $12.1 million and $(10.1) million at December 31, 2009 and 2008, respectively, net actuarial losses and net prior service costs related to the Company’s Post-Retirement Plans-net of tax, of $(47.0) million and $(37.2) million at December 31, 2009 and 2009, respectively and realized and unrealized losses on cash flow hedges of $(6.3) million and $(4.8) million at December 31, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with Topic 740 of the ASC. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

The Company classifies interest related to unrecognized tax benefits in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. On January 1, 2007, the Company adopted accounting guidance for UTPs which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

For certain of its non-U.S. subsidiaries, the Company has deemed a portion of the undistributed earnings relating to these subsidiaries to be permanently reinvested within its foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution by the non-U.S. subsidiaries of these earnings could result in additional tax liability for the Company which may be material to Moody’s future reported results, financial position and cash flows.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. Additionally, the Company invests in short-term investments that are carried at cost, which approximates fair value due to their short-term maturities. Also, the Company uses derivative instruments, as further described in Note 5, to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value on the Company’s consolidated balance sheets. The fair value of the Company’s CP Notes, 2007 Facility and 2008 Term Loan approximates cost due to the floating interest rate paid on these outstanding loans. The fair value of the Company’s Series 2005-1 Notes and Series 2007-1 Notes, both of which have a fixed rate of interest, is estimated using discounted cash flow analyses based on the prevailing interest rates available to the Company for borrowings with similar maturities.

Fair value is defined by the ASC as the price that would be received from selling an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between market participants at the measurement date. The determination of this fair value is based on the principal or most advantageous market in which the Company could commence transactions and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. Also, determination of fair value assumes that market participants will consider the highest and best use of the asset.

The ASC establishes a fair value hierarchy whereby the inputs contained in valuation techniques used to measure fair value are categorized into three broad levels as follows:

Level 1: quoted market prices in active markets that the reporting entity has the ability to access at the date of the fair value measurement;

Level 2: inputs other than quoted market prices described in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the assets or liabilities.

Refer to Note 5 and Note 11 for specific valuation methodologies related to the Company’s derivative instruments and pension assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade receivables.

Cash equivalents consist of investments in high quality investment-grade securities within and outside the U.S. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high- grade commercial paper. Short-term investments primarily consist of certificates of deposit and high-grade corporate bonds in Korea as of December 31, 2009 and 2008. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer. No customer accounted for 10% or more of accounts receivable at December 31, 2009 or 2008.

MOODY’S 2009 10-K	69

Earnings per Share of Common Stock

Basic EPS is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the reporting period.

Pension and Other Post-Retirement Benefits

Moody’s maintains various noncontributory DBPPs as well as other contributory and noncontributory retirement and post-retirement plans. The expense and assets/liabilities that the Company reports for its pension and other post-retirement benefits are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions represent the Company’s best estimates and may vary by plan. If actual results differ from the Company’s assumptions, the resulting actuarial gains or losses are generally deferred and amortized over the estimated average future working life of active plan participants.

The Company recognizes as an asset or liability in its statement of financial position the funded status of its defined benefit post-retirement plans, measured on a plan-by-plan basis. Changes in the funded status are recorded as part of other comprehensive income during the period the changes occur.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation of investments in affiliates, long-lived and intangible assets, goodwill, pension and other post-retirement benefits, stock-based compensation, and depreciation and amortization rates for property and equipment and computer software.

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

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications include, but are not limited to, reclassifications related to new disclosure requirements for ownership interests in consolidated subsidiaries held by parties other than the Company (noncontrolling interests) pursuant to an accounting standard issued by the FASB in December 2007, which was effective for fiscal years beginning on or after December 15, 2008.

Recently Issued Accounting Pronouncements

Adopted:

In December 2008, the FASB issued a new accounting standard that requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The Company has adopted this new accounting standard as of December 31, 2009 and has presented the required disclosures in the prescribed format in Note 11 to the consolidated financial statements. This new standard only affected the notes to the Company’s consolidated financial statements and did not have any impact on the Company’s consolidated financial statements.

During the period ending September 30, 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which only affected the specific references to GAAP literature in the notes to the Company’s consolidated financial statements.

Not yet adopted:

In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. This new standard eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires enhanced disclosures regarding an enterprise's involvement in variable interest entities. The Company will adopt this new accounting standard as of January 1, 2010 and does not expect the implementation to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence of selling price (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company has elected to early adopt ASU 2009-13 on a prospective

70	MOODY’S 2009 10-K

basis for applicable transactions originating or materially modified on or after January 1, 2010. If applied in the same manner to the year ended December 31, 2009, ASU 2009-13 would not have had a material impact on net revenue reported for both its MIS and MA segments in terms of the timing and pattern of revenue recognition. The adoption of ASU 2009-13 is also not expected to have a significant effect on the Company’s net revenue in periods after the initial adoption when applied to multiple element arrangements based on its current pricing strategies.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the implementation of ASU No. 2010-06 on its consolidated financial statements.

NOTE 3	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,

	2009	2008	2007
Basic	236.1	242.4	266.4
Dilutive effect of shares issuable under stock-based compensation plans	1.7	2.9	5.8

Diluted	237.8	245.3	272.2

Antidilutive options to purchase common shares and restricted stock excluded from the table above	15.6	11.3	5.6

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2009, 2008 and 2007. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 4	SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for use in the Company’s operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one to three months and one to ten months as of December 31, 2009 and 2008, respectively. Interest and dividends are recorded into income when earned.

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

The Company engages in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts are utilized to hedge exposures related to changes in FX rates. As of December 31, 2009, all FX options and forward exchange contracts had maturities between one and 11 months. The hedging program mainly utilizes FX options. The forward exchange contracts are immaterial. Both the FX options and forward exchange contracts are designated as cash flow hedges.

The following table summarizes the notional amounts of the Company’s outstanding FX options:

	December 31,

	2009	2008
Notional amount of Currency Pair:
GBP/USD	£5.0	£7.4
EUR/USD	€9.9	€12.9
EUR/GBP	€21.0	€24.3

MOODY’S 2009 10-K	71

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

The tables below show the classification between assets and liabilities on the Company’s consolidated balance sheets of the fair value of derivative instruments as well as information on gains/(losses) on those instruments:

	Fair Value of Derivative Instruments
	Asset		Liability

	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
FX options	$1.2	$4.9	$—	$—
Interest rate swaps	—	—	7.6	10.7

Total derivatives designated as hedging instruments	1.2	4.9	7.6	10.7
Derivatives not designated as hedging instruments:
FX forwards on intercompany loans	0.3	—	1.0	—

Total	$1.5	$4.9	$8.6	$10.7

The fair value of FX options and interest rate swaps are included in other current assets and other liabilities, respectively, in the consolidated balance sheets at December 31, 2009 and December 31, 2008. The fair value of the FX forwards are included in other current assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheet at December 31, 2009. All of the above derivative instruments are valued using Level 2 inputs as defined in Topic 820 of the ASC as more fully discussed in Note 2. In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,

	2009	2008		2009	2008		2009	2008
FX options	$(1.5)	$1.5	Revenue	$2.0	$(1.0)	Revenue	$(0.1)	$0.3
Interest rate swaps	(0.7)	(7.3)	Interest expense	(2.6)	(0.4)	N/A	—	—

Total	$(2.2)	$(5.8)		$(0.6)	$(1.4)		$(0.1)	$0.3

All gains and losses on derivatives designated as hedging instruments are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for the FX options and into Interest income (expense), net for the interest rate swaps) as the underlying transaction is recognized. The existing realized gains as of December 31, 2009 expected to be reclassified to earnings in the next twelve months are $0.4 million, net of tax.

72	MOODY’S 2009 10-K

The cumulative amount of unrecognized hedge gains (losses) recorded in AOCI is as follows:

	Unrecognized Gains/ (Losses), net of tax

	December 31, 2009	December 31, 2008
FX options	$(1.2)	$2.2
Interest rate swaps	(5.1)	(7.0)

Total	$(6.3)	$(4.8)

NOTE 6	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,

	2009	2008
Office and computer equipment	$99.2	$89.3
Office furniture and fixtures	37.4	34.4
Internal-use computer software	145.9	101.2
Leasehold improvements	175.3	153.2

Total property and equipment, at cost	457.8	378.1
Less: accumulated depreciation and amortization	(164.8)	(130.4)

Total property and equipment, net	$293.0	$247.7

Depreciation and amortization expense related to the above assets was $47.7 million, $46.7 million and $31.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 7	ACQUISITIONS

During 2008, the Company completed the acquisitions of Financial Projections, BQuotes, Fermat and Enb. These acquisitions were accounted for using the purchase method of accounting whereby the purchase price is allocated first to the net assets of the acquired entity based on the fair value of its net assets. Any excess of the purchase price over the fair value of the net assets acquired is recorded to goodwill. These acquisitions are discussed below in more detail.

Enb Consulting Ltd.

In December 2008, a subsidiary of the Company acquired Enb Consulting Ltd., a provider of credit and capital markets training services. The purchase price was not material and the near term impact to operations and cash flow is not expected to be material. Enb is part of the MA segment.

Fermat International SA

On October 9, 2008, a subsidiary of the Company acquired Fermat International SA, a provider of risk and performance management software to the global banking sector, which is now part of the MA segment. The combination of MA’s credit portfolio management and economic capital tools with Fermat’s expertise in risk management software positions MA to deliver comprehensive analytical solutions for financial institutions worldwide. The results of Fermat are reflected in the MA operating segment since the acquisition date.

The aggregate purchase price of $211 million consisted of $204.5 million in cash payments to the sellers and $6.5 million in direct transaction costs, primarily professional fees. The purchase price was funded by using Moody’s cash on hand.

MOODY’S 2009 10-K	73

The acquisition has been accounted for as a purchase. Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed, at the date of acquisition:

Current assets		53.9
Property and equipment, net		1.6
Intangible assets:
Software (9.0 year weighted average life)	$43.0
Client relationships (16.0 year weighted average life)	12.1
Other intangibles (1.8 year weighted average life)	2.6

Total intangible assets		57.7
In-process technology		4.5
Goodwill		125.0
Liabilities assumed		(31.7)

Net assets acquired		211.0

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

BQuotes, Inc.

In January 2008, a subsidiary of the Company acquired BQuotes, Inc., a global provider of price discovery tools and end-of-day pricing services for a wide range of fixed income securities, which was part of the MA segment. The purchase price was not material and the impact to operations and cash flow will not be material.

Financial Projections Ltd.

In January 2008, a subsidiary of the Company acquired Financial Projections Ltd., a leading provider of in-house credit training services, with long-standing relationships among European banks. The purchase price was not material and the near term impact to operations and cash flow is not expected to be material. Financial Projections is part of the MA segment.

NOTE 8	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill:

	Year Ended December 31,

	2009			2008

	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$10.6	$327.4	$338.0	$11.4	$168.5	$179.9
Additions/adjustments	(0.3)	5.0	4.7	1.4	158.7	160.1
Foreign currency translation adjustments	0.8	5.7	6.5	(2.2)	0.2	(2.0)

Ending balance	$11.1	$338.1	$349.2	$10.6	$327.4	$338.0

The additions/adjustments for the MA segment in the table above relate primarily to adjustments made to the purchase accounting associated with the December 2008 acquisitions.

74	MOODY’S 2009 10-K

Acquired Intangible assets consisted of:

	December 31,

	2009	2008
Customer lists	$80.6	$80.5
Accumulated amortization	(42.8)	(37.7)

Net customer lists	37.8	42.8

Trade secret	25.5	25.5
Accumulated amortization	(8.7)	(6.6)

Net trade secret	16.8	18.9

Software	55.0	55.2
Accumulated amortization	(14.8)	(11.0)

Net software	40.2	44.2

Other	26.8	28.2
Accumulated amortization	(16.7)	(20.1)

Net other	10.1	8.1

Total	$104.9	$114.0

Other intangible assets primarily consist of databases, trade-names and covenants not to compete. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $16.4 million, $28.2 million and $9.7 million, respectively.

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2010	$16.0
2011	15.0
2012	14.3
2013	14.1
2014	10.8
Thereafter	34.7

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

For the year ended December 31, 2009, there were no impairments to goodwill or to intangible assets. In 2008 an impairment of $11.1 million was recognized for certain software and database intangible assets within the MA segment, which is reflected in amortization expense. These intangible assets were determined to be impaired as a result of comparing the carrying amount to the undiscounted cash flows of the related asset group expected to result from the use and eventual disposition of the assets. The Company measured the amount of the impairment loss by comparing the carrying amount of the related assets to their fair value. The fair value was determined by utilizing the expected present value technique which uses multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate. For the year ended December 31, 2007 there were no impairments to goodwill or other intangible assets.

MOODY’S 2009 10-K	75

NOTE 9	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of:

	December 31,

	2009	2008
Salaries and benefits	$59.3	$49.7
Incentive compensation	75.6	47.1
Customer credits, advanced payments and advanced billings	14.8	23.4
Dividends	26.3	24.5
Professional service fees	35.5	23.9
Interest	9.6	10.2
Accounts payable	7.1	8.6
Income taxes (see Note 13)	20.3	3.5
Restructuring (see Note 10)	5.9	3.3
Other	62.8	46.2

Total	$317.2	$240.4

NOTE 10	RESTRUCTURING

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. The 2009 Restructuring Plan consists of headcount reductions of approximately 150 positions representing approximately 4% of the Company’s workforce at December 31, 2008 as well as contract termination costs and the divestiture of non-strategic assets. The Company’s plan included closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. There was $0.2 million in accelerated amortization for intangible assets recognized in the first quarter of 2009 relating to the closure of the Jakarta, Indonesia office. The remaining liability of $5 million at December 31, 2009 will result in cash outlays that will be substantially paid out over the next twelve months. The cumulative amount of expense incurred from inception through December 31, 2009 for the 2009 Restructuring Plan was $15.6 million. The 2009 Restructuring Plan was substantially complete at September 30, 2009.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that reduced global headcount by approximately 275 positions, or approximately 7.5% of the workforce, in response to the Company’s reorganization announced in August 2007 and a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the 2007 Restructuring Plan was a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA and (iii) an anticipated decline in new securities issuance in some market sectors. The 2007 Restructuring Plan also called for the termination of technology contracts as well as the outsourcing of certain technology functions. The cumulative amount of expense incurred from inception through December 31, 2009 for the 2007 Restructuring Plan was $49.4 million. The 2007 Restructuring Plan was substantially complete as of December 31, 2008.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Year Ended December 31,

	2009	2008	2007
2007 Restructuring Plan	$1.9	$(2.5)	$50.0
2009 Restructuring Plan	15.6	—	—

Total	$17.5	$(2.5)	$50.0

The expense in 2009 and 2008 related to the 2007 Restructuring Plan primarily reflects adjustments to previous estimates.

76	MOODY’S 2009 10-K

Changes to the restructuring liability for the year ended December 31, 2009 and 2008 were as follows:

	Employee Termination Costs

	Severance	Pension Settlements	Total	Contract Termination Costs	Total Restructuring Liability
Balance at December 31, 2007	$29.0	$8.1	$37.1	$4.1	$41.2
2007 Restructuring Plan:
Costs incurred and adjustments	(2.5)	—	(2.5)	0.3	(2.2)
Cash payments	(25.0)	—	(25.0)	(2.6)	(27.6)

Balance at December 31, 2008	$1.5	$8.1	$9.6	$1.8	$11.4
2007 Restructuring Plan:
Costs incurred and adjustments	0.4	—	0.4	1.5	1.9
Cash payments	(1.7)	—	(1.7)	(2.6)	(4.3)
2009 Restructuring Plan:
Costs incurred and adjustments	12.0	—	12.0	3.3	15.3
Cash payments	(7.8)	—	(7.8)	(2.5)	(10.3)

Balance at December 31, 2009	$4.4	$8.1	$12.5	$1.5	$14.0

As of December 31, 2009 the remaining restructuring liability of $5.9 million relating to severance and contract termination costs million is expected to be paid out during the year ending December 31, 2010. Payments related to the $8.1 million unfunded pension liability will commence when certain of the affected employees reach retirement age and continue in accordance with plan provisions.

Severance and contract termination costs of $5.9 million and $3.3 million as of December 31, 2009 and December 31, 2008, respectively, are recorded in accounts payable and accrued liabilities in the Company’s consolidated balance sheets. Additionally, the amount for pension settlements is recorded within other liabilities as of December 31, 2009 and December 31, 2008.

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

MOODY’S 2009 10-K	77

Following is a summary of changes in benefit obligations and fair value of plan assets for the Post-Retirement Plans for the years ended December 31:

	Pension Plans		Other Post-Retirement Plans

	2009	2008	2009	2008
Change in Benefit Obligation:
Benefit obligation, beginning of the period	$(171.8)	$(149.3)	$(11.0)	$(9.7)
Service cost	(12.1)	(12.4)	(0.8)	(0.8)
Interest cost	(9.9)	(9.7)	(0.7)	(0.6)
Plan participants’ contributions	—	—	(0.2)	(0.1)
Benefits paid	3.9	3.3	1.1	0.4
Plan amendments	(2.5)	—	—	—
Impact of curtailment	—	1.1	—	—
Impact of special termination benefits	—	(2.8)	—	—
Actuarial gain (loss)	7.4	(0.8)	(0.7)	(0.2)
Assumption changes	(28.0)	(1.2)	(0.8)	—

Benefit obligation, end of the period	(213.0)	(171.8)	(13.1)	(11.0)

Change in Plan Assets:
Fair value of plan assets, beginning of the period	88.6	123.9	—	—
Actual return on plan assets	15.5	(33.9)	—	—
Benefits paid	(3.9)	(3.3)	(1.1)	(0.4)
Employer contributions	8.0	1.9	0.9	0.3
Plan participants’ contributions	—	—	0.2	0.1

Fair value of plan assets, end of the period	108.2	88.6	—	—

Funded status of the plans	(104.8)	(83.2)	(13.1)	(11.0)

Amounts Recorded on the Consolidated Balance Sheets:
Pension and post-retirement benefits liability-current	(8.2)	(1.3)	(0.6)	(0.4)
Pension and post-retirement benefits liability-non current	(96.6)	(81.9)	(12.5)	(10.6)

Net amount recognized	$(104.8)	$(83.2)	$(13.1)	$(11.0)

Accumulated benefit obligation, end of the period	$(185.2)	$(141.5)

The pension plans assumption changes in 2009 are primarily attributed to the increase of the cash balance interest crediting rate due to increase of the IRS published 30-year U.S. Treasury rate. The pension plan amendment in 2009 relates to an update retroactive to 1997 to the pay credit schedule used for both the Company’s tax qualified Retirement Account and non-qualified excess plan to reflect a tentative determination made by the IRS in 2009 which requires the Company to make certain retroactive adjustments to the accrual rules for to its tax qualified pension plan. The pension plan curtailment and the special termination benefits in 2008 relate to the termination of a certain participant of the Company’s Supplemental Executive Benefit Plan.

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	2009	2008
Aggregate projected benefit obligation	$213.0	$70.6
Aggregate accumulated benefit obligation	$185.2	$56.8
Aggregate fair value of plan assets	$108.2	$—

78	MOODY’S 2009 10-K

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Post-Retirement Plans as of December 31:

	Pension Plans		Other Post-Retirement Plans

	2009	2008	2009	2008
Net actuarial (losses)	$(73.8)	$(59.3)	$(2.0)	$(0.4)
Net prior service costs	(6.0)	(3.8)	—	(0.1)

Total recognized in AOCI- pretax	$(79.8)	$(63.1)	$(2.0)	$(0.5)

For the Company’s pension plans, the Company expects to recognize in 2010 as components of net periodic expense $3.3 million for the amortization of net actuarial losses and $0.7 million for the amortization of prior service costs. Expected amortizations for other post-retirement plans in 2010 are not material.

Net periodic benefit expenses recognized for the Post-Retirement Plans for years ended December 31:

	Pension Plans			Other Post-Retirement Plans

	2009	2008	2007	2009	2008	2007
Components of net periodic expense
Service cost	$12.1	$12.4	$12.6	$0.8	$0.8	$0.9
Interest cost	9.9	9.7	8.1	0.8	0.6	0.6
Expected return on plan assets	(10.0)	(9.9)	(9.0)	—	—	—
Amortization of net actuarial loss from earlier periods	0.6	0.2	2.5	—	—	—
Amortization of net prior service costs from earlier periods	0.4	0.4	0.4	—	—	0.2
Curtailment loss	—	1.0	2.7	—	—	—
Cost of special termination benefits	—	2.8	8.1	—	—	—

Net periodic expense	$13.0	$16.6	$25.4	$1.6	$1.4	$1.7

The Company spreads the differences between the expected long-term rate of return assumption and actual asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on asset’s component of annual expense and in calculating the total unrecognized gain or loss subject to amortization.

The following table summarizes the pre-tax amounts recognized in AOCI related to the Company’s Post- Retirement Plans for the years ended December 31:

	Pension Plans		Other Post-Retirement Plans
	2009	2008	2009	2008
Amortization of net actuarial losses	$0.6	$0.2	$—	$—
Amortization of prior service costs	0.4	0.4	—	—
Accelerated recognition of prior service costs due to curtailment	—	1.0	—	—
Net actuarial gain (loss) arising during the period	(15.2)	(44.7)	(1.5)	(0.2)
Net prior service cost arising during the period due to plan amendment	(2.5)	—	—	—

Total recognized in Other Comprehensive Income – pre-tax	$(16.7)	$(43.1)	$(1.5)	$(0.2)

ADDITIONAL INFORMATION:

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Post-Retirement Plans
	2009	2008	2009	2008
Discount rate	5.95%	6.00%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	—	—

MOODY’S 2009 10-K	79

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2009	2008	2007	2009	2008	2007
Discount rate	6.00%	6.45%	5.90%	6.25%	6.35%	5.80%
Expected return on plan assets	8.35%	8.35%	8.35%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

For 2009, the Company continued to use an expected rate of return on assets of 8.35% for Moody’s funded pension plan. The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is estimated by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation and the assumption is generally not revised unless there is a significant change in one of the factors upon which it is based, such as target asset allocation or long-term capital market conditions.

Assumed Healthcare Cost Trend Rates at December 31:

	2009		2008		2007

	Pre-age 65	Post -age 65	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65
Healthcare cost trend rate assumed for the following year	8.4%	9.4%	9.4%	10.4%	10.4%	11.4%
Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%		5.0%		5.0%
Year that the rate reaches the ultimate trend rate	2020		2015		2015

The assumed health cost trend rate reflects different expectations for the medical and prescribed medication components of health care costs for pre and post-65 retirees. The Company revised its trend rates in 2009 to a slower grading period at a reduction of 0.5% per year to reach the ultimate trend rate of 5% in 2020 to reflect its current expectation as the Company believes the historical trend rate assumptions used have been decreased too quickly relative to actual trend. As the Company subsidies for retiree healthcare coverage are capped at the 2005 level, for the majority of the post-retirement health plan participants, retiree contributions are assumed to increase at the same rate as the healthcare cost trend rates. As such, a one percentage-point increase or decrease in assumed healthcare cost trend rates would not have affected total service and interest cost and would have a minimal impact on the post-retirement benefit obligation.

Plan Assets

Moody’s investment objective for the assets in the funded pension plan is to earn total returns that will minimize future contribution requirements over the long-term within a prudent level of risk. The Company works with its independent investment consultants to determine asset allocation targets for its pension plan investment portfolio based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics, and related risk factors. Other relevant factors, including historical and forward –looking views of inflation and capital market returns, are also considered. Risk management practices include monitoring of the plan, diversification across asset classes and investment styles, and periodic rebalancing toward asset allocation targets. The Company’s monitoring of the plan includes ongoing reviews of investment performance, annual liability measurements, periodic asset/liability studies, and investment portfolio reviews.

In 2008, the Company’s target asset allocation was approximately 70% in diversified U.S. and non-U.S. equity securities, 20% in long-duration investment grade government and corporate bonds, and 10% in private real estate funds. In 2009, as a result of its most recent pension asset-liability study, the Company revised its target asset allocation to approximately 60% (range of 50% to 70%) in equity securities, 30% (range of 25% to 35%) in fixed income securities and 10% (range of 7% to 13%) in other investments. The revised asset allocation policy is expected to earn a return comparable to its 2008 allocation target over the long-term and thus has no impact on the Company’s 2009 expected rate of return assumption. The Company expects to implement this revised asset allocation policy in early 2010 and the Company’s actual asset allocation as of December 31, 2009 did not reflect this policy change.

80	MOODY’S 2009 10-K

The fair value of the Company’ pension plan assets by asset category at December 31, 2009, determined based on the hierarchy of fair value measurements as defined in Footnote 2, and at December 31, 2008 are as follows:

	Fair Value Measurement as of December 31,

	2009					2008
Asset Category	Balance	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	% of total assets	Balance	% of total assets
Cash and cash equivalent (a)	$0.1	$—	$0.1	$—	—	$0.2	—

Equity securities
U.S. large-cap (b)	38.4	—	38.4	—	35%	26.8	30%
U.S. small and mid-cap	17.1	—	17.1	—	16%	11.5	13%
International equities	16.7	—	16.7	—	16%	11.2	13%
Emerging markets value	7.5	7.5	—	—	7%	3.2	4%

Total equity securities	79.7	7.5	72.2	—	74%	52.7	60%

Long-term government/credit bonds (c)	20.1	—	20.1	—	18%	23.2	26%

Total fixed income securities	20.1	—	20.1	—	18%	23.2	26%

Private equity- real estate investment fund (d)	8.3	—	—	8.3	8%	12.5	14%

Total other investments	8.3	—	—	8.3	8%	12.5	14%

Total Assets	$108.2	$7.5	$92.4	$8.3	100%	$88.6	100%

(a)	This category represents investment primarily in money market mutual funds.

(b)	This category invests in an equity index fund which invests primarily in the broadly diversified common stocks of large U.S. companies that is passively managed and tracks the S& P 500 Composite Stock Price Index.

(c)	This category invests in a commingle fund which holds portfolios of fixed income securities comprised of investment grade long-term U.S. and non-U.S. Government and corporate bonds.

(d)	This category invests in a private equity fund which invests primarily in commercial and residential real estate across the U.S.

In determining fair value, Level 1 investment is valued based on quoted prices from the exchange. As these securities are actively traded, valuation adjustments are not applied. For Level 2 investments, the unit value of a fund is calculated by dividing the fund’s net asset value on the calculation date by the number of units of the fund that are outstanding on the calculation date. The number of units of the fund that are outstanding on the calculation date is derived from observable purchase and redemption activity in the fund. For Level 3 investment, the valuation methodology for the real estate investment fund is based on various approaches utilized by the investment manager which are primarily based on appraisals of the properties and investments held by the fund and are based on a discounted cash flow analysis.

The table below is a summary of changes in the fair value of the Plan’s Level 3 assets:

Real estate investment fund:
Balance as of December 31, 2008	$12.5
Return on plan assets related to assets still held as of December 31, 2009	(4.3)
Purchases	0.1

Balance as of December 31, 2009	$8.3

MOODY’S 2009 10-K	81

In accordance with the revised asset allocation policy, the funded plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity securities are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income securities are diversified principally across U.S. and non-U.S. long — duration investment grade government and corporate bonds. Approximately 6% of the actively managed debt securities may be invested in securities rated below investment grade. In addition to help reduce plan exposure to interest rate variation and to better align assets with obligations, the long-duration fixed income allocation is expected to help maintain the stability of plan contributions over the long term. The plan’s other investments are made through U.S. private equity real estate funds and convertible debts and these investments are expected to provide additional diversification benefits and absolute return enhancement to the plan. The use of derivatives to leverage the portfolio or otherwise is not permitted. The overall allocation is expected to help protect the plan’s funded status while generating sufficiently stable returns over the long-term.

Except for the Company’s funded pension plan, all of Moody’s Post-Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company contributed $5.8 million to its funded pension plan during the year ended December 31, 2009 and made no contribution in 2008. The Company made payments of $2.2 million and $1.9 million related to its unfunded pension plan obligations during the years ended December 31, 2009 and 2008, respectively. The Company made payments of $0.9 million and $0.4 million to its other post-retirement plans during the years ended December 31, 2009 and 2008, respectively. The Company presently does not anticipate making contributions to its funded pension plan and anticipates making payments of $8.2 million to its unfunded pension plans and $0.6 million to its other post-retirement plans during the year ended December 31, 2010.

Estimated Future Benefits Payable

Estimated future benefits payments for the Post-Retirement Plans are as follows at December 31, 2009:

Year Ending December 31,	Pension Plans	Other Post- Retirement Plans *
2010	$10.6	$0.6
2011	10.6	0.7
2012	5.9	0.8
2013	7.0	0.8
2014	7.6	0.9
2015 – 2019	$80.0	$6.3

*	The estimated future benefits payable for the Post-Retirement Plans are reflected net of the expected Medicare Part D subsidy for which the subsidy is insignificant on an annual basis for all the years presented.

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions with cash contributions equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with defined contribution plans were $9.1 million, $8.0 million and $13.3 million in 2009, 2008, and 2007, respectively.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.3 million in dividends for the Company’s common shares held by the Moody’s Stock Fund in both 2009 and 2008. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 669,000 and 703,000 shares of Moody’s common stock at December 31, 2009 and 2008, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees in the form of defined contribution plans. Company contributions are primarily determined as a percentage of employees’ eligible compensation. Expenses related to these plans for the years ended December 31, 2009, 2008, and 2007 were $5.7 million, $5.3 million and $4.8 million, respectively.

82	MOODY’S 2009 10-K

In addition, the Company also maintains an unfunded DBPP for its German employees, which was closed to new entrants in 2002. Furthermore, as a result of the acquisition of Fermat (See Note 7, Acquisitions) in October 2008, the Company has assumed Fermat’s pension liability related to a state pension plan mandated by the French Government. Total defined benefit pension liabilities recorded related to these plans was $3.6 million, $3.0 million, and $2.9 million based on a weighted average discount rate of 5.56%, 5.76%, and 5.60% at December 31, 2009, 2008, and 2007, respectively. The pension liabilities recorded as of December 31, 2009 represent the unfunded status of these plans and were recognized in the statement of financial position as non-current liabilities. Total pension expense recorded for the years ended December 31, 2009, 2008 and 2007 was approximately $0.4 million, $0.3 million and $0.4 million, respectively. These amounts are not included in the tables above. As of December 31, 2009, the Company has included in AOCI net actuarial gains of $1.2 million ($0.8 million net of tax) that have yet to be recognized as a reduction to net periodic pension expense. The Company expects its 2010 amortization of the net actuarial gains to be immaterial.

NOTE 12	STOCK-BASED COMPENSATION PLANS

Presented below is a summary of the stock compensation cost and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,

	2009	2008	2007
Stock compensation cost	$57.4	$63.2	$90.2
Tax benefit	$20.9	$23.5	$34.0

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

The following weighted average assumptions were used for options granted:

	Year Ended December 31,

	2009	2008	2007
Expected dividend yield	1.59%	1.06%	0.44%
Expected stock volatility	38%	25%	23%
Risk-free interest rate	2.63%	2.96%	4.78%
Expected holding period	5.8 yrs	5.5 yrs	5.7 yrs
Grant date fair value	$8.52	$9.73	$22.65

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

MOODY’S 2009 10-K	83

A summary of option activity as of December 31, 2009 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2008	19.4	$37.72
Granted	2.6	25.23
Exercised	(1.2)	14.68
Forfeited	(0.4)	42.70
Expired	(0.3)	47.39

Outstanding, December 31, 2009	20.1	$37.26	5.1 yrs	47.8

Vested and expected to vest, December 31, 2009	19.3	$37.25	5.0 yrs	47.1

Exercisable, December 31, 2009	14.1	$35.66	3.9 yrs	43.6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2009 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2009. This amount varies based on the fair value of Moody’s stock. As of December 31, 2009, there was $39.5 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,

	2009	2008	2007
Proceeds from stock option exercises	$18.0	$23.2	$69.3
Aggregate intrinsic value	$13.8	$21.6	$139.4
Tax benefit realized upon exercise	$5.4	$8.5	$53.9

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2009 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2008	1.5	$55.33
Granted	0.6	25.08
Vested	(0.5)	55.90
Forfeited	(0.1)	46.50

Balance, December 31, 2009	1.5	$44.02

As of December 31, 2009, there was $30.0 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,

	2009	2008	2007
Fair value of vested shares	$8.0	$23.7	$43.2
Tax benefit realized upon vesting	$2.9	$8.8	$16.6

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2009 and

84	MOODY’S 2009 10-K

15% in 2008 and 2007. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit. In 2008 and 2007 the Company recorded stock-based compensation expense for the difference between the purchase price and fair market value under Topic 718 of the ASC. Beginning on January 1, 2009 the discount offered on the ESPP was reduced to 5% which will result in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2009.

NOTE 13	INCOME TAXES

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,

	2009	2008	2007
Current:
Federal	$99.2	$147.5	$277.0
State and Local	53.3	49.3	89.8
Non-U.S.	70.1	88.7	124.8

Total current	222.6	285.5	491.6

Deferred:
Federal	22.8	(10.9)	(64.9)
State and Local	(9.3)	(0.8)	(10.7)
Non-U.S.	3.0	(5.6)	(0.8)

Total deferred	16.5	(17.3)	(76.4)

Total Income Tax Provision	$239.1	$268.2	$415.2

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2009	2008	2007
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	4.4	4.1	4.6
Benefit of foreign operations	(2.4)	(2.6)	(0.1)
Legacy tax items	(0.3)	(0.3)	(2.4)
Other	0.3	0.5	(0.1)

Effective tax rate	37.0%	36.7%	37.0%

Income tax paid	$192.2	$319.9	$408.7

The source of income before provision for income taxes is as follows:

	Year Ended December 31,

	2009	2008	2007
United States	$386.9	$437.4	$814.7
International	259.3	292.4	307.3

Income before provision for income taxes	$646.2	$729.8	$1,122.0

MOODY’S 2009 10-K	85

The components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,

	2009	2008
Deferred tax assets:
Current:
Account receivable allowances	$7.5	$6.5
Accrued compensation and benefits	10.5	7.8
Deferred revenue	7.9	5.5
Restructuring	2.6	3.0
Other	3.9	3.4

Total current	32.4	26.2

Non-current:
Accumulated depreciation and amortization	1.3	1.9
Stock-based compensation	81.0	68.5
Benefit plans	43.8	39.1
Deferred rent and construction allowance	28.9	27.9
Deferred revenue	39.2	38.6
Foreign net operating loss (1)	7.1	3.6
Uncertain tax positions	46.0	59.8
Other	5.2	9.9

Total non-current	252.5	249.3

Total deferred tax assets	284.9	275.5

Deferred tax liabilities:
Current:
Prepaid expenses	—	(0.3)
Other	(0.1)	(0.2)

Total current	(0.1)	(0.5)

Non-current:
Accumulated depreciation	(19.2)	(11.4)
Foreign earnings to be repatriated	(25.2)	—
Amortization of intangible assets and capitalized software	(39.0)	(35.8)
Other liabilities	(3.4)	(0.3)

Total non-current	(86.8)	(47.5)

Total deferred tax liabilities	(86.9)	(48.0)

Net deferred tax asset	198.0	227.5
Valuation allowance	(4.5)	(0.7)

Total deferred income taxes	$193.5	$226.8

(1)	Amounts are primarily set to expire beginning in 2015, if unused.

Prepaid taxes of $18.6 million and $62.7 million for December 31, 2009 and 2008, respectively are included in other current assets in the consolidated balance sheets. As of December 31, 2009, the Company had approximately $480.1 million of undistributed earnings of foreign subsidiaries that it intends to indefinitely reinvest in foreign operations. The Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

86	MOODY’S 2009 10-K

The Company had valuation allowances of $4.5 million and $0.7 million at December 31, 2009 and 2008, respectively, related to foreign net operating losses, which are uncertain as to realizability. The change in the valuation allowances for 2009 and 2008 results primarily from the increase in valuation allowances in certain jurisdictions based on the Company’s evaluation of the realizability of future benefits.

As of December 31, 2009 the Company had $164.2 million of uncertain tax positions (UTPs) of which $130.2 million represents the amount that, if recognized, would impact the effective tax rate in future periods.

A reconciliation of the beginning and ending amount of UTPs is as follows:

	2009	2008	2007
Balance as of January 1	$185.1	$156.1	$122.7
Additions for tax positions related to the current year	31.1	34.5	41.5
Additions for tax positions of prior years	52.5	8.2	27.7
Reductions for tax positions of prior years	(47.0)	(12.2)	(4.0)
Settlements with taxing authorities	(50.7)	(0.7)	—
Lapse of statute of limitations	(6.8)	(0.8)	(31.8)

Balance as of December 31	$164.2	$185.1	$156.1

The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During 2009, the Company accrued interest of $7.6 million related to UTPs. The company paid $16.3 million interest to settle a New York City audit of the years 2001 through 2007. As of December 31, 2009 and 2008 the amount of accrued interest recorded in the Company’s balance sheets related to UTPs was $27.7 million and $36.4 million, respectively.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state and local and foreign jurisdictions. Moody’s federal income tax returns filed for the years 2006 through 2008 remain subject to examination by the IRS. New York State income tax returns for 2004 through 2007 are currently under examination. The income tax returns for 2008 remain open to examination for both New York State and New York City. Tax filings in the U.K. for 2001 through 2006 are currently under examination by the U.K. taxing authorities and for 2007 through 2008 remain open to examination.

For current ongoing audits related to open tax years the Company estimates that it is possible that the balance of UTPs could decrease in the next twelve months as a result of the effective settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which might necessitate increases to the balance of UTPs. As the Company is unable to predict the timing of conclusion of these audits, the Company is unable to estimate the amount of changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure for all open tax years by tax jurisdiction. Additionally, the Company is seeking tax rulings on certain tax positions which, if granted, could decrease the balance of UTPs over the next twelve months however, due to the uncertainty involved with this process, the Company is unable to estimate the amount of changes to the balance of UTPs at this time.

NOTE 14	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,

	2009	2008
2007 Facility	$—	$613.0
Commercial paper, net of unamortized discount of $0.1 million at 2009 and $0.3 million at 2008	443.7	104.7
Current Portion of Long-Term Debt	3.8	—
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	146.2	150.0

Total Debt	1,193.7	1,467.7
Current portion	(447.5)	(717.7)

Total long-term debt	$746.2	$750.0

MOODY’S 2009 10-K	87

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.3% and 2.08% as of December 31, 2009 and December 31, 2008, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

88	MOODY’S 2009 10-K

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

Also, on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan as more fully discussed in Note 5.

INTEREST (EXPENSE) INCOME, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2009	2008	2007
Income	$2.5	$18.1	$19.3
Expense on borrowings	(45.5)	(60.0)	(40.7)
UTBs and other tax related interest	1.6	(13.7)	(21.5)
Reversal of accrued interest (a)	6.5	2.3	17.5
Interest capitalized	1.5	1.1	1.1

Total	$(33.4)	$(52.2)	$(24.3)

Interest paid	$46.1	$59.5	$32.5

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 17 to the consolidated financial statements.

At December 31, 2009, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

The Company’s long-term debt, including the current portion, is recorded at cost. The fair value and carrying value of the Company’s long-term debt as of December 31, 2009 and 2008 is as follows:

	December 31, 2009		December 31, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$300.0	$291.1	$300.0	$271.9
Series 2007-1 Notes	300.0	298.6	300.0	278.1
2008 Term Loan	150.0	150.0	150.0	150.0

Total	$750.0	$739.7	$750.0	$700.0

The fair value of the Company’s long-term debt was estimated using discounted cash flow analyses based on prevailing interest rates available to the Company for borrowings with similar maturities.

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

MOODY’S 2009 10-K	89

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

During 2009, Moody’s did not repurchase any of its common stock, and issued 1.9 millions shares under employee stock-based compensation plans.

Dividends

During 2009, 2008 and 2007, the Company paid a quarterly dividend of $0.10, $0.10 and $0.08 per share of Moody’s common stock in each of the quarters, resulting in dividends paid per share during the years ended December 31, 2009, 2008 and 2007 of $0.40, $0.40 and $0.32, respectively.

On December 15, 2009, the Board of the Company approved the declaration of a quarterly dividend of $0.105 per share of Moody’s common stock, payable on March 10, 2010 to shareholders of record at the close of business on February 20, 2010. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

NOTE 16	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 18 years. Moody’s also leases certain computer and other equipment under operating and capital leases that expire over the next four years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent and amortization expense under operating leases for the years ended December 31, 2009, 2008 and 2007 was $74.3 million, $64.4 million and $65.8 million, respectively. The amount of deferred rent that is included in other liabilities in the consolidated balance sheets is $90.8 million and $69.7 million at December 31, 2009 and 2008, respectively. The Company has $4.8 million and $5.5 million of computer equipment subject to capital lease obligations at December 31, 2009 and 2008, respectively, with accumulated amortization of $4.3 million and $2.9 million, respectively.

The approximate minimum rent for leases that have remaining or original noncancelable lease terms in excess of one year at December 31, 2009 is as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2010	$1.3	$57.9
2011	—	50.6
2012	—	55.3
2013	—	54.6
2014	—	54.3
Thereafter	—	632.5

Total minimum lease payments	$1.3	$905.2

Less: amount representing interest	—

Present value of net minimum lease payments under capital leases	$1.3

On October 20, 2006, the Company entered into a 21-year operating lease agreement to occupy 15 floors of an office building at 7WTC which includes a total of 20 years of renewal options. On March 28, 2007 the 7WTC lease agreement was amended for the Company to lease an additional two floors for a term of 20 years. The total base rent for the entire lease term, including rent credits, for the 7WTC lease is approximately $642 million.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBPs, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company

90	MOODY’S 2009 10-K

will be obligated to pay certain customary amounts for its share of operating expenses and tax obligation. The Company expects to incur approximately 41 million GBP of costs to build out the floors to its specifications of which, approximately 17 million GBPs is expected to be incurred over the next twelve months.

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

Following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last two years, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing investigation, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is responding to such investigations and inquiries. Moody’s is cooperating with a review by the SEC relating to errors in the model used by MIS to rate certain constant-proportion debt obligations. In addition, the Company is facing market participant litigation relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York, which the Company opposed. On February 23, 2010, the court issued an opinion remanding the case to the Supreme Court of New York. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint also asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities. On October 20, 2009, the Company moved to dismiss or stay the action in favor of related federal litigation. On January 26, 2010, the court entered a stipulation and order, submitted jointly by the parties, staying the Nadoff litigation pending coordination and prosecution of similar claims in the above and below described federal derivative actions. On July 6, 2009, W. A. Sokolowski, a purported shareholder of the Company, filed a purported shareholder derivative complaint on behalf of the Company against its directors and current and former officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts claims relating to alleged mismanagement of the Company’s processes for rating structured finance transactions, alleged insider trading and causing the Company to buy back its own stock at artificially inflated prices.

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

MOODY’S 2009 10-K	91

period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDOs and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

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

Legacy Tax Matters

Moody's continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2009, Moody's has recorded liabilities for Legacy Tax Matters totaling $55.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody's future reported results, financial position and cash flows.

The following summary of the relationships among Moody's, New D&B and their predecessor entities is important in understanding our exposure to the Legacy Tax Matters.

In November 1996, The Dun & Bradstreet Corporation separated into three separate public companies: The Dun & Bradstreet Corporation, ACNielsen Corporation and Cognizant Corporation. In June 1998, The Dun & Bradstreet Corporation separated into two separate public companies: Old D&B and R.H. Donnelley Corporation. During 1998, Cognizant separated into two separate public companies: IMS Health Incorporated and Nielsen Media Research, Inc. In September 2000, Old D&B separated into two separate public companies: New D&B and Moody’s.

Old D&B and its predecessors entered into global tax planning initiatives in the normal course of business. These initiatives are subject to normal review by tax authorities. Old D&B and its predecessors also entered into a series of agreements covering the sharing of any liabilities for payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters, and certain other potential tax liabilities, all as described in such agreements. Further, in connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have agreed on the financial responsibility for any potential liabilities related to these Legacy Tax Matters.

Settlement agreements were executed with the IRS in 2005 regarding the Legacy Tax Matters for the years 1989-1990 and 1993-1996. These settlements represent substantially all of the total potential liability to the IRS, including penalties. As of December 31, 2009, the Company continues to carry a liability of $1.9 million for the remaining potential exposure. In addition, with respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody's and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter, resulting in $10.8 million of cash proceeds paid to Moody's of which $6.5 million represents interest and $4.3 million is a reduction of tax expense.

92	MOODY’S 2009 10-K

Amortization Expense Deductions

This Legacy Tax Matter, which was affected by developments in June 2007 and 2008 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, in the second quarter of 2008, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of December 31, 2009, Moody's carries a liability of $1.1 million with respect to this matter.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of December 31, 2009, Moody’s liability with respect to this matter totaled $52.8 million.

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

Beginning in January 2008, Moody’s segments were changed to reflect the business Reorganization announced in August 2007. As a result of the Reorganization, the rating agency is reported in the MIS segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities are reported in the MA segment. As a result, the Company began operating in two new reportable segments beginning in January 2008.

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

MOODY’S 2009 10-K	93

FINANCIAL INFORMATION BY SEGMENT:

	Year Ended December 31,

	2009				2008

	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,277.7	$579.5	$(60.0)	$1,797.2	$1,268.3	$550.7	$(63.6)	$1,755.4

Expenses:
Operating and SG&A	680.1	408.0	(60.0)	1,028.1	636.0	362.2	(63.6)	934.6
Restructuring	9.1	8.4	—	17.5	(1.6)	(0.9)	—	(2.5)
Depreciation and amortization	31.3	32.8	—	64.1	33.3	41.8	—	75.1

Total	720.5	449.2	(60.0)	1,109.7	667.7	403.1	(63.6)	1,007.2

Operating income	$557.2	$130.3	$—	$687.5	$600.6	$147.6	$—	$748.2

	Year Ended December 31, 2007
	MIS	MA	Eliminations/ Corporate Items	Consolidated
Revenue	$1,835.4	$479.1	$(55.5)	$2,259.0

Expenses:
Operating and SG&A	759.4	331.2	(55.5)	1,035.1
Restructuring	41.3	8.7	—	50.0
Depreciation and amortization	24.0	18.9	—	42.9

Total	824.7	358.8	(55.5)	1,128.0

Operating income	$1,010.7	$120.3	$—	$1,131.0

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

94	MOODY’S 2009 10-K

Within MA, various aspects of the legacy MIS research business and MKMV business were combined to form the subscriptions, software and professional services LOB. The subscriptions business included credit and economic research, data and analytical models that are sold on a subscription basis; the software business included license and maintenance fees for credit risk software products; and the professional services business included risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

In 2009, the aforementioned MA businesses were realigned and renamed to reflect the reporting unit structure for the MA segment at December 31, 2009. Pursuant to this realignment the subscriptions business was renamed RD&A and the software business was renamed RMS. The revised groupings classify certain subscription-based risk management software revenue and advisory services relating to software sales to the redefined RMS business.

The tables below present revenue by LOB within each new segment and reflects the related intra-segment realignment:

	Year Ended December 31,

	2009	2008	2007
MIS:
Structured finance	$304.9	$404.7	$868.4
Corporate finance	408.2	307.0	416.4
Financial institutions	258.5	263.0	274.3
Public, project and infrastructure finance	246.1	230.0	220.8

Total external revenue	1,217.7	1,204.7	1,779.9
Intersegment royalty	60.0	63.6	55.5

Total	1,277.7	1,268.3	1,835.4

MA:
RD&A	413.6	418.7	370.3
RMS	145.1	108.8	92.4
Professional services	20.8	23.2	16.4

Total	579.5	550.7	479.1

Eliminations	(60.0)	(63.6)	(55.5)

Total MCO	$1,797.2	$1,755.4	$2,259.0

MOODY’S 2009 10-K	95

CONSOLIDATED REVENUE INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,

	2009	2008	2007
Revenue:
U.S.	$920.8	$910.1	$1,361.8

International:
EMEA	624.7	603.1	659.3
Other	251.7	242.2	237.9

Total International	876.4	845.3	897.2

Total	$1,797.2	$1,755.4	$2,259.0

Long-lived assets at December 31:
United States	$465.0	$456.4	$414.6
International	282.1	243.3	37.1

Total	$747.1	$699.7	$451.7

TOTAL ASSETS BY SEGMENT

	December 31, 2009				December 31, 2008
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$579.4	$724.9	$699.0	$2,003.3	$392.4	$692.5	$688.5	$1,773.4

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred tax assets.

NOTE 19	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Additions	Write-offs and Adjustments	Balance at End of the Year
2009	$(23.9)	$(41.2)	$40.5	$(24.6)
2008	$(16.2)	$(39.6)	$31.9	$(23.9)
2007	$(14.5)	$(39.3)	$37.6	$(16.2)

NOTE 20	OTHER NON-OPERATING INCOME (EXPENSE), NET

The following table summarizes the components of other non-operating income (expense) as presented in the consolidated statements of operations:

	Year Ended December 31,
	2009	2008	2007
FX gain/(loss)	$(9.5)	$24.7	$0.2
Legacy Tax (see Note 17)	—	11.0	14.4
Joint venture income	6.1	3.9	2.2
Other	(4.5)	(5.8)	(1.5)

Total	$(7.9)	$33.8	$15.3

96	MOODY’S 2009 10-K

NOTE 21	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

(amounts in millions, except EPS)	March 31	June 30	September 30	December 31
2009
Revenue	$408.9	$450.7	$451.8	$485.8
Operating income	$148.9	$187.2	$172.5	$178.9
Net income attributable to Moody’s	$90.2	$109.3	$100.6	$101.9
EPS:
Basic	$0.38	$0.46	$0.43	$0.43
Diluted	$0.38	$0.46	$0.42	$0.43
2008
Revenue	$430.7	$487.6	$433.4	$403.7
Operating income	$199.3	$233.7	$189.8	$125.4
Net income attributable to Moody’s	$120.7	$135.2	$113.0	$88.7
EPS:
Basic	$0.49	$0.55	$0.47	$0.38
Diluted	$0.48	$0.54	$0.46	$0.37

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

The quarterly financial data includes an $8.2 million, $7.8 million and $2.9 million benefit to net income related to the resolution of Legacy Tax Matters for the three months ended June 30, 2009, June 30, 2008 and September 30, 2008, respectively. There was an $11.8 million pre-tax restructuring charge for the three months ended March 31, 2009.

NOTE 22	SUBSEQUENT EVENTS

Subsequent events were evaluated by the Company through the date the financial statements were issued. There were no events that occurred subsequent to December 31, 2009 that would require recognition in the Company’s consolidated financial statements.

MOODY’S 2009 10-K	97

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

98	MOODY’S 2009 10-K

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 20, 2010, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2009, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

Audit Fees

The aggregate fees for professional services rendered for (i) the integrated audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008, (ii) the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and (iii) statutory audits of non-U.S. subsidiaries, were approximately $1.8 million and $1.8 million in 2009 and 2008, respectively. These fees included amounts accrued but not billed of $1.3 million and $0.9 million in 2009 and 2008, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company were approximately $0.1 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. Such services included employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees

The aggregate fees billed for professional services rendered for tax services rendered by the auditors for the years ended December 31, 2009 and 2008 were $6,900 and $0, respectively.

All Other Fees

The aggregate fees billed for all other services rendered to the Company by KPMG LLP for the year ended December 31, 2009 was $0 and $0.3 million for the year ended December 31, 2008.

MOODY’S 2009 10-K	99

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 56, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 102 – 106 of this Form 10-K.

100	MOODY’S 2009 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

Chairman and Chief Executive Officer

Date: February 26, 2010

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

/s/ JOSEPH MCCABE

Joseph McCabe,

Senior Vice President—Corporate

Controller (principal accounting officer)

/s/ BASIL L. ANDERSON

Basil L. Anderson,

Director

/s/ ROBERT R. GLAUBER

Robert R. Glauber,

Director

/s/ EWALD KIST

Ewald Kist,

Director

/s/ CONNIE MACK

Connie Mack,

Director

/s/ HENRY A. MCKINNELL, JR.

Henry A. McKinnell, Jr. Ph.D.,

Director

/s/ NANCY S. NEWCOMB

Nancy S. Newcomb,

Director

/s/ JOHN K. WULFF

John K. Wulff,

Director

/s/ DARRELL DUFFIE

Darrell Duffie,

Director

Date: February 26, 2010

MOODY’S 2009 10-K	101

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER

3	Articles Of Incorporation And By-laws

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005)

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008)

4	Instruments Defining The Rights Of Security Holders, Including Indentures

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Note Purchase Agreement, dated September 30, 2005, by and among Moody’s Corporation and the Note Purchasers party thereto, including the form of the 4.98% Series 2005-1 Senior Unsecured Note due 2015 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 5, 2005).

	.3	Note Purchase Agreement, dated September 7, 2007, by and among Moody’s Corporation and the Note Purchasers party thereto, including the form of the Series 2007-1 Note (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K of the Registrant file number 1-14037, filed September 13, 2007)

	.4	Five-Year Credit Agreement dated as of September 28, 2007, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Hereto, Citibank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2007)

	.5	Five-Year Credit Agreement dated as of May 7, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, Bank of China and Fifth Third Bank, as co-syndication agents, Barclays Commercial Bank, as documentation agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Commerce Bank, N.A., as co-agents, J.P. Morgan Securities, Inc., as lead arranger and bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

10	Material Contracts

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.3	Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.4	Intellectual Property Assignments, dated as of September 1, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

102	MOODY’S 2009 10-K

S-K EXHIBIT NUMBER

	.5†	Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.6†	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008) (incorporated by reference to Exhibit 10.6 to the Report on Form 10-K of the Registrant file number 1-14037, filed February 27, 2009)

	.7†	1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit to Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000)

	.8†	1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.9†	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended and restated on April 23, 2001; amended October 23, 2006 and December 15, 2008) (incorporated by reference to Exhibit 10.9 to the Report on Form 10-K of Registrant file number 1-14037, filed February 27, 2009)

	.10†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.11†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15, 2001)

	.12	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998)

	.13†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 26, 2007)
	.14	Form of separation agreement and general release used by the Company in connection with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 20, 2007)

	.15	Commercial Paper Dealer Agreement between Moody’s Corporation and Goldman, Sachs & Co., dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007)

	.16	Commercial Paper Dealer Agreement between Moody’s Corporation and Morgan Stanley & Co. Incorporated, dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007)

	.17	Commercial Paper Dealer Agreement between Moody’s Corporation and Citigroup Global Markets Inc., dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 9, 2007)

	.18	Issuing and Paying Agency Agreement dated as of September 28, 2007, between Moody’s Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Report on Form 10-Q of the Registrant file number 1-14037, filed November 2, 2007)

	.19	Form of Assumption Agreement among Moody’s Corporation, JP Morgan Chase Bank as Administrative Agent, and each lender signatory thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant file number 1-14037, filed May 3, 2007)

	.20†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (amended December 15, 2008) (incorporated by reference to Exhibit 10.20 to the Report on Form 10-K of the Registrant file number 1-14037, filed February 27, 2009)

MOODY’S 2009 10-K	103

S-K EXHIBIT NUMBER

	.21	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998)

	.22	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed August 14, 1998)

	.23	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 file number 1-7155, filed March 27, 1997)

	.24	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996 file number 1-7155, filed March 27, 1997)

	.25	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K of R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) for the year ended December 31, 1996, file number 1-7155, filed March 27, 1997)

	.26	Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002)

	.27	Note Purchase Agreement, dated as of October 3, 2000, among the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003)

	.28	Form of 7.61% Senior Notes due 2005 (incorporated by reference to Exhibit 10.25 to the Report on Form 10-K of the Registrant, file number 1-14037, filed March 21, 2003)

	.29†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004)

	.30†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004)

	.31†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.4 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004)

	.32†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.5 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 3, 2004)

104	MOODY’S 2009 10-K

S-K EXHIBIT NUMBER

	.33†	Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed May 2, 2006)

	.34	Agreement of Lease, dated as of September 7, 2006, between the Registrant and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 10-Q of the Registrant, file number 1-14037, filed November 2, 2006)

	.35	Agreement for Lease dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)
	.36	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant filed number 1-14037, filed February 12, 2008)

	.37	Purchase and Sale Agreement, dated as of November 20, 2006, between Moody’s Holdings, Inc. and 99 Church Investors LLC (incorporated by reference to Exhibit 99.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 22, 2006)

	.38	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Report on Form 10-K of the Registrant file number 1-14037, filed February 27, 2009)

	.39†	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, File number 1-14037, Filed February, 29, 2008)

	.40†	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, File number 1-14037, Filed February, 29, 2008)

	.41†	Moody’s Corporation Retirement Account, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, File number 1-14037, Filed February, 29, 2008)

	.42†	Profit Participation Plan of Moody’s Corporation, amended and restated as of January 1, 2007 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, File number 1-14037, Filed February, 29, 2008)

	.43	Agreement of Lease between Moody’s Investors Service Limited and CWCB Properties (DS7) Limited, dated February 6, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008).

	.44	Storage Agreement for Lease between Moody’s Investors Service Limited and Canary Wharf (Car Parks) Limited (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.45	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.46†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Report on Form 10-K of the Registrant file number 1-14037, filed February 27, 2009)

	.47	Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, File number 1-14037, Filed August 4, 2008)

16	LETTER REGARDING CHANGE IN CERTIFYING ACCOUNTANT

	.1	Letter from PricewaterhouseCoopers LLP, dated March 5, 2008 (incorporated by reference to Exhibit 16.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

MOODY’S 2009 10-K	105

S-K EXHIBIT NUMBER

21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of December 31, 2009

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

	.1*	Consent of KPMG LLP

	.2*	Consent of PricewaterhouseCoopers LLP

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

101	.1**	The following financial information from Moody’s Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	Furnished with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009

†	Management contract of compensatory plan or arrangement

106	MOODY’S 2009 10-K