Form 10-Q
period 2010-03-31
MOODYS CORP /DE/
filed 2010-05-07
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2010
Common Stock, par value $0.01 per share	237.0 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC.

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009.

CDOs	Collateralized debt obligations

CESR	Committee of European Securities Regulators

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and MBS; part of SFG

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 MCO Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

TERM	DEFINITION
EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a division of the Fitch Group which is a majority-owned subsidiary of Fimalac, S.A.

FSF	Financial Stability Forum

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance ministers and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and the ECB

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

Level 1:	Level within the fair value hierarchy set forth within the ASC for fair value measurement inputs that are derived from quoted market prices in active markets that the reporting entity has the ability to access at the date of the fair value measurement

Level 2:	Level within the fair value hierarchy set forth within the ASC for fair value inputs other than quoted market prices described in Level 1 that are observable for the asset or liability either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3:	Level within the fair value hierarchy set forth within the ASC for unobservable fair value inputs that are supported by little or no market activity and that are significant to the fair value measurement of the assets or liabilities

LIBOR	London Interbank Offered Rate

TERM	DEFINITION
LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008; which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes and Series 2007-1 Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation - which comprises the D&B business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

RD&A	Research, Data and Analytics; a LOB within MA that distributes investor-oriented research and data, including in- depth research on major debt issuers, industry studies, commentary on topical credit events, economic research and analytical tools such as quantitative risk scores

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

TERM	DEFINITION
SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

TALF	A Federal Reserve credit facility authorized under section 13(3) of the Federal Reserve Act. The TALF is intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities (ABS) and improving the market conditions for ABS more generally

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VAT	Value added tax

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 MCO Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved on December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved on March 27, 2009

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$476.6	$408.9

Expenses
Operating	135.9	122.4
Selling, general and administrative	128.8	110.2
Restructuring	(0.7)	11.8
Depreciation and amortization	15.8	15.6

Total expenses	279.8	260.0

Operating income	196.8	148.9

Non-operating (expense) income, net
Interest (expense) income, net	(13.3)	(3.3)
Other non-operating (expense) income, net	(1.0)	(4.0)

Total non-operating (expense) income, net	(14.3)	(7.3)

Income before provision for income taxes	182.5	141.6
Provision for income taxes	67.8	50.5

Net income	114.7	91.1
Less: Net income attributable to noncontrolling interests	1.3	0.9

Net income attributable to Moody’s	$113.4	$90.2

Earnings per share attributable to Moody’s common shareholders
Basic	$0.48	$0.38

Diluted	$0.47	$0.38

Weighted average number of shares outstanding
Basic	236.9	235.4

Diluted	239.1	236.5

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$496.4	$473.9
Short-term investments	7.5	10.0
Accounts receivable, net of allowances of $25.2 in 2010 and $24.6 in 2009	427.0	444.9
Deferred tax assets, net	38.6	32.3
Other current assets	38.5	51.8

Total current assets	1,008.0	1,012.9
Property and equipment, net of accumulated depreciation of $175.8 in 2010 and $164.8 in 2009	292.7	293.0
Goodwill	347.3	349.2
Intangible assets, net	100.1	104.9
Deferred tax assets, net	203.1	192.6
Other assets	52.1	50.7

Total assets	$2,003.3	$2,003.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$253.2	$317.2
Commercial paper	371.9	443.7
Current portion of long-term debt	5.6	3.8
Deferred revenue	516.2	471.3

Total current liabilities	1,146.9	1,236.0
Non-current portion of deferred revenue	100.2	103.8
Long-term debt	744.4	746.2
Deferred tax liabilities, net	53.2	31.4
Unrecognized tax benefits	172.9	164.2
Other liabilities	319.7	317.8

Total liabilities	2,537.3	2,599.4

Contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2010 and December 31, 2009	3.4	3.4
Capital surplus	364.3	391.1
Retained earnings	3,442.6	3,329.0
Treasury stock, at cost; 105,939,555 and 106,044,833 shares of common stock at March 31, 2010 and December 31, 2009, respectively	(4,266.2)	(4,288.5)
Accumulated other comprehensive loss	(85.7)	(41.2)

Total Moody’s shareholders’ deficit	(541.6)	(606.2)
Noncontrolling interests	7.6	10.1

Total shareholders’ deficit	(534.0)	(596.1)

Total liabilities and shareholders’ deficit	$2,003.3	$2,003.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$114.7	$91.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	15.8	15.6
Stock-based compensation expense	14.8	14.5
Excess tax benefits from stock-based compensation plans	(3.0)	(0.4)
Changes in assets and liabilities:
Accounts receivable	13.5	16.0
Other current assets	6.6	26.9
Other assets	(12.5)	(8.0)
Accounts payable and accrued liabilities	(44.8)	(33.2)
Restructuring	(3.2)	8.6
Deferred revenue	44.2	41.9
Unrecognized tax benefits	8.7	13.7
Other liabilities	9.3	8.3

Net cash provided by operating activities	164.1	195.0

Cash flows from investing activities
Capital additions	(16.2)	(12.4)
Purchases of short-term investments	(7.3)	(0.3)
Sales and maturities of short-term investments	9.9	—
Cash paid for acquisitions, net of cash acquired	—	(0.9)

Net cash used in investing activities	(13.6)	(13.6)

Cash flows from financing activities
Borrowings under revolving credit facilities	—	1,464.0
Repayments of borrowings under revolving credit facilities	—	(1,609.0)
Issuance of commercial paper	788.3	2,359.8
Repayments of commercial paper	(860.0)	(2,272.0)
Net proceeds from stock-based compensation plans	12.5	1.3
Cost of treasury shares repurchased	(29.9)	—
Excess tax benefits from stock-based compensation plans	3.0	0.4
Payment of dividends	(24.9)	(23.5)
Payment of dividends to noncontrolling interests	(0.6)	(2.9)
Payments under capital lease obligations	(0.3)	(0.4)

Net cash used in financing activities	(111.9)	(82.3)
Effect of exchange rate changes on cash and cash equivalents	(16.1)	(3.3)

Net increase in cash and cash equivalents	22.5	95.8
Cash and cash equivalents, beginning of the period	473.9	245.9

Cash and cash equivalents, end of the period	$496.4	$341.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software and (iv) quantitative credit risk measures, credit portfolio management solutions and training services. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007 and Moody’s now reports in two new reportable segments: MIS and MA. As a result of the Reorganization, the rating agency remains in the MIS operating segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities are included within the new Moody’s Analytics segment. The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, and specialized advisory and training services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies and commentary on topical events.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2009 annual report on Form 10-K filed with the SEC on March 1, 2010. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other than the update to the Company’s revenue recognition policy pursuant to the early adoption of ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” further described below, there have been no material changes to the Company’s significant accounting policies from those disclosed in its Form 10-K filed with the SEC for the year ended December 31, 2009.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and accepted by the customer when applicable, fees are determinable and the collection of resulting receivables is considered probable.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration based on the relative selling price of each deliverable. The Company has elected to early adopt ASU 2009-13 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010. If applied in the same manner to the year ended December 31, 2009, ASU 2009-13 would not have had a material impact on net revenue reported for both its MIS and MA segments in terms of the timing and pattern of revenue recognition. The adoption of ASU 2009-13 did not have a significant effect on the Company’s net revenue in the period of adoption and is also not expected to have a significant effect on the Company’s net revenue in periods after the initial adoption when applied to multiple element arrangements based on the currently anticipated business volume and pricing.

For 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on its relative selling price which is determined based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.

The Company’s products and services will generally continue to qualify as separate units of accounting under ASU 2009-13. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customers and if the arrangement includes a customer refund or return right relative to the delivered item, the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control. In instances where the aforementioned criteria are not met, the deliverable is combined with the undelivered items and revenue recognition is determined as one single unit.

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately. In instances where the Company is not able to establish VSOE for all deliverables in a multiple element arrangement, which may be due to the Company infrequently selling each element separately, not selling products within a reasonably narrow price range, or only having a limited sales history, the Company attempts to establish TPE for deliverables. The Company determines whether TPE exists by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. However, due to the difficulty in obtaining third party pricing, possible differences in its market strategy from that of its peers and the potential that products and services offered by the Company may contain a significant level of differentiation and/or customization such that the comparable pricing of products with similar functionality cannot be obtained, the Company generally is unable to reliably determine TPE. Based on the selling price hierarchy established by ASU 2009-13, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to is pricing practices such as costs and margin objectives, standalone sales prices of similar products, percentage of the fee charged for a primary product or service relative to a related product or service, and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The Company reviews its determination of VSOE, TPE and ESP on an annual basis or more frequently as needed.

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities.

Multiple element revenue arrangements in the MIS segment are generally comprised of an initial rating and the related monitoring service. Beginning January 1, 2010, in instances where monitoring fees are not charged for the first year monitoring effort, fees are allocated to the initial rating and monitoring services based on the relative selling price of each service to the total arrangement fees. The Company generally uses ESP in determining the selling price for its initial ratings as the Company rarely sells initial ratings separately without providing related monitoring services and thus is unable to establish VSOE or TPE for initial ratings. Prior to January 1, 2010 and pursuant to the previous accounting standards, for these types of arrangements the initial rating fee was first allocated to the monitoring service determined based on the estimated fair market value of monitoring services, with the residual amount allocated to the initial rating. Under ASU 2009-13 this practice can no longer be used for non-software deliverables upon the adoption of ASU 2009-13.

In the MA segment, products and services offered by the Company include software licenses and related maintenance, subscriptions, and professional services. Revenue from subscription based products, such as research and data subscriptions and certain software-based credit risk management subscription products, is recognized ratably over the related subscription period, which is principally one year. Revenue from sale of perpetual licenses of credit processing software is generally recognized at the time the product master or first copy is delivered or transferred to and accepted by the customer. Software maintenance revenue is recognized ratably over the annual maintenance period. Revenue from services rendered within the professional services line of business is generally recognized as the services are performed. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs.

Products and services offered within the MA segment are sold either stand-alone or together in various combinations. In instances where a multiple element arrangement includes software and non-software deliverables, revenue is allocated to the non-software deliverables and to the software deliverables, as a group, using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Revenue is recognized for each element based upon the conditions for revenue recognition noted above.

If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is allocated to each software deliverable using VSOE. In the instances where the Company is not able to determine VSOE for all of the deliverables of an arrangement, the Company allocates the revenue to the undelivered elements equal to its VSOE and the residual revenue to the delivered elements. If the Company is unable to determine VSOE for an undelivered element, the Company defers all revenue allocated to the software deliverables until the Company has delivered all of the elements or when VSOE has been determined for the undelivered elements.

Prior to January 1, 2010 and pursuant to the previous accounting standards, the Company allocated revenue in a multiple element arrangement to each deliverable based on its relative fair value, or for software elements, based on VSOE. If the fair value was not available for an undelivered element, the revenue for the entire arrangement was deferred.

NOTE 3. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Stock compensation cost	$14.8	$14.5
Tax benefit	$5.9	$5.4

During the first quarter of 2010, the Company granted 2.3 million employee stock options, which had a weighted average grant date fair value of $10.43 per share based on the Black-Scholes option-pricing model. The Company also granted 1.1 million shares of restricted stock in the first quarter of 2010, which had a weighted average grant date fair value of $26.40 per share. Of the shares of restricted stock granted, approximately 0.3 million contained a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three year period.

The following weighted average assumptions were used in determining the fair value for options granted in 2010:

Expected dividend yield	1.57%
Expected stock volatility	44%
Risk-free interest rate	2.74%
Expected holding period	5.9 years
Grant date fair value	$10.43

On April 20, 2010, the shareholders of the Company approved an increase in the number of shares which may be issued with respect to awards granted under the 2001 Plan. The 2001 Plan, which is shareholder approved, now permits the granting of up to 35.6 million shares, of which not more than 15.0 million shares are available for grants of awards other than stock options.

Unrecognized compensation expense at March 31, 2010 was $55.3 million and $49.9 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.7 years and 1.6 years, respectively.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
Stock option exercises:	2010	2009
Proceeds from stock option exercises	$16.2	$2.8
Aggregate intrinsic value	$8.4	$1.1
Tax benefit realized upon exercise	$3.4	$0.4

	Three Months Ended March 31,
Restricted stock vesting:	2010	2009
Fair value of shares vested	$12.3	$7.9
Tax benefit realized upon vesting	$4.6	$2.9

NOTE 4. INCOME TAXES

Moody’s effective tax rate was 37.2% and 35.7% for the three month periods ended March 31, 2010 and 2009, respectively. The increase in the effective tax rate was primarily due to reductions in UTBs and other tax related liabilities in the prior period that did not occur in the current quarter.

The Company classifies interest related to UTBs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During first quarter of 2010, the Company had an overall increase in its UTBs of $8.7 million ($5.4 million, net of federal tax benefit), primarily relating to U.S. tax issues.

Prepaid taxes of $4.1 million and $18.6 million at March 31, 2010 and December 31, 2009, respectively, are included in other current assets in the consolidated balance sheets.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. Moody’s federal tax returns filed for the years 2006 through 2008 remain subject to examination by the IRS. The Company’s tax filings in New York State for the years 2004 through 2007 are currently under examination. The income tax returns for 2008 remain open to examination for both New York State and New York City. Tax filings in the U.K. for 2001 through 2006 are currently under examination by the U.K. taxing authorities and for 2007 and 2008 remain open to examination.

For ongoing audits related to open tax years, it is possible the balance of UTBs could decrease in the next twelve months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which could necessitate increases to the balance of UTBs. As the Company is unable to predict the timing or outcome of these audits, it is therefore unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure for all open tax years by tax jurisdiction in accordance with the applicable provisions of topic 740 of the ASC regarding UTBs. Additionally, the Company is seeking tax rulings on certain tax positions which, if granted, could decrease the balance of UTPs over the next twelve months however, due to the uncertainty involved with this process, the Company is unable to estimate the amount of changes to the balance of UTPs at this time.

NOTE 5. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,
	2010	2009
Basic	236.9	235.4
Dilutive effect of shares issuable under stock-based compensation plans	2.2	1.1

Diluted	239.1	236.5

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	16.4	18.3

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2010 and 2009. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 6. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to four months and one month to three months as of March 31, 2010 and December 31, 2009, respectively. Interest and dividends are recorded into income when earned.

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to global market risks, including risks from changes in FX rates and changes in interest rates. Accordingly, the Company uses derivatives in certain instances to manage the aforementioned financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for speculative purposes.

The Company engages in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts are utilized to hedge exposures related to changes in FX rates. As of March 31, 2010, all FX options and forward exchange contracts had maturities between one and eight months. The hedging program mainly utilizes FX options. The forward exchange contracts are immaterial. Both the FX options and forward exchange contracts are designated as cash flow hedges.

The following table summarizes the notional amounts of the Company’s outstanding FX options:

	March 31, 2010	December 31, 2009
Notional amount of Currency Pair:
GBP/USD	£3.1	£5.0
EUR/USD	€6.1	€9.9
EUR/GBP	€13.7	€21.0

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

The tables below show the classification between assets and liabilities on the Company’s consolidated balance sheets of the fair value of derivative instruments as well as information on gains/(losses) on those instruments:

	Fair Value of Derivative Instruments
	Asset		Liability
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
FX options	$1.1	$1.2	$—	$—
Interest rate swaps	—	—	8.6	7.6

Total derivatives designated as hedging instruments	1.1	1.2	8.6	7.6
Derivatives not designated as hedging instruments:
FX forwards on intercompany loans	—	0.3	1.0	1.0

Total	$1.1	$1.5	$9.6	$8.6

The fair value of FX options and interest rate swaps are included in other current assets and other liabilities, respectively, in the consolidated balance sheets at March 31, 2010 and December 31, 2009. The fair value of the FX forwards are included in other current assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheets at March 31, 2010 and December 31, 2009. All of the above derivative instruments are valued using Level 2 inputs as defined in Topic 820 of the ASC. In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009
FX options	$0.1	$0.4	Revenue	$(0.2)	$0.3	Revenue	$—	$(0.2)

Interest rate swaps	(1.2)	(0.3)	Interest (expense) income, net	(0.8)	(0.5)	N/A	—	—

Total	$(1.1)	$0.1		$(1.0)	$(0.2)		$—	$(0.2)

All gains and losses on derivatives designated as hedging instruments are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for the FX options and into interest (expense) income, net for the interest rate swaps) as the underlying transaction is recognized. The existing realized gains as of March 31, 2010 expected to be reclassified to earnings in the next twelve months are $0.7 million, net of tax.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	March 31, 2010	December 31, 2009
FX options	$(0.9)	$(1.2)
Interest rate swaps	(5.5)	(5.1)

Total	$(6.4)	$(6.3)

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2010			Year Ended December 31, 2009
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$11.1	$338.1	$349.2	$10.6	$327.4	$338.0
Additions/adjustments	—	—	—	(0.3)	5.0	4.7
FX translation	0.2	(2.1)	(1.9)	0.8	5.7	6.5

Ending balance	$11.3	$336.0	$347.3	$11.1	$338.1	$349.2

The additions/adjustments in 2009 for the MA segment in the table above relate primarily to adjustments made to the purchase accounting associated with acquisitions made in the fourth quarter of 2008.

Acquired intangible assets and related amortization consisted of:

	March 31, 2010	December 31, 2009
Customer lists	$80.0	$80.6
Accumulated amortization	(44.3)	(42.8)

Net customer lists	35.7	37.8

Trade secret	25.5	25.5
Accumulated amortization	(9.2)	(8.7)

Net trade secret	16.3	16.8

Software	53.2	55.0
Accumulated amortization	(15.7)	(14.8)

Net software	37.5	40.2

Other	28.0	26.8
Accumulated amortization	(17.4)	(16.7)

Net other	10.6	10.1

Total acquired intangible assets, net	$100.1	$104.9

Other intangible assets primarily consist of databases, trade names and covenants not to compete.

Amortization expense is as follows:

	Three Months Ended March 31,
	2010	2009
Amortization expense	$4.0	$4.0

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2010 (after March 31)	$11.8
2011	14.7
2012	14.1
2013	13.9
2014	10.6
Thereafter	35.0

Intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the three months ended March 31, 2010 there were no impairments to goodwill or intangible assets. For the three months ended March 31, 2009, there were no impairments to goodwill, however $0.2 million of intangible assets was included in the restructuring charge as further described in Note 9 below.

NOTE 9. RESTRUCTURING

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. The 2009 Restructuring Plan consisted of headcount reductions of approximately 150 positions representing approximately 4% of the Company’s workforce at December 31, 2008 as well as contract termination costs and the divestiture of non-strategic assets. The Company’s plan included closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. There was $0.2 million in accelerated amortization for intangible assets recognized in the first quarter of 2009 relating to the closure of the Jakarta, Indonesia office. The remaining liability relating to this charge will result in cash outlays that will be substantially paid out over the next twelve months. The cumulative amount of expense incurred from inception through March 31, 2010 for the 2009 Restructuring Plan was $14.6 million. The 2009 Restructuring Plan was substantially complete at September 30, 2009.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that reduced global headcount by approximately 275 positions, or approximately 7.5% of the workforce, in response to the Company’s reorganization announced in August 2007 and a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the 2007 Restructuring Plan was a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA and (iii) an anticipated decline in new securities issuance in some market sectors. The 2007 Restructuring Plan also called for the termination of technology contracts as well as the outsourcing of certain technology functions. The cumulative amount of expense incurred from inception through March 31, 2010 for the 2007 Restructuring Plan was $49.7 million. The 2007 Restructuring Plan was substantially complete as of December 31, 2008.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended March 31,
	2010	2009
2007 Restructuring Plan	$0.3	$0.6
2009 Restructuring Plan	(1.0)	11.2

Total	$(0.7)	$11.8

The amount related to the 2009 Restructuring Plan for the three months ended March 31, 2009 reflects costs associated with initial estimates for this plan. All other amounts in the table above reflect adjustments to previous estimates for both plans.

Changes to the restructuring liability during the first three months of 2010 were as follows:

	Employee Termination Costs			Contract Termination Costs	Total Restructuring Liability
	Severance	Pension Settlements	Total
Balance at December 31, 2009	$4.4	$8.1	$12.5	$1.5	$14.0
2007 Restructuring Plan
Cost incurred and adjustments	—	—	—	0.3	0.3
Cash payments	—	—	—	(0.3)	(0.3)
2009 Restructuring Plan		—
Cost incurred and adjustments	(1.0)	—	(1.0)	—	(1.0)
Cash payments	(1.9)	—	(1.9)	(0.3)	(2.2)
FX Translation	(0.1)	—	(0.1)	—	(0.1)

Balance at March 31, 2010	$1.4	$8.1	$9.5	$1.2	$10.7

As of March 31, 2010, the remaining restructuring liability of $2.6 million relating to severance and contract termination costs is expected to be paid out over the next twelve months. Payments related to the $8.1 million unfunded pension liability will be paid in accordance with the Post-Retirement Plans when certain of the affected employees reach retirement age.

Severance and contract termination costs of $2.6 million and $5.9 million as of March 31, 2010 and December 31, 2009, respectively, are recorded in accounts payable and accrued liabilities in the Company’s consolidated balance sheets. Additionally, the amount for pension settlements is recorded within other liabilities as of March 31, 2010 and December 31, 2009.

NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFITS

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

Effective January 1, 2008, the Company no longer offers DBPPs to employees hired or rehired on or after January 1, 2008. New employees will instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan benefit formulas.

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Post-Retirement Plans
	2010	2009	2010	2009
Components of net periodic expense
Service cost	$3.5	$3.1	$0.2	$0.2
Interest cost	3.1	2.6	0.2	0.2
Expected return on plan assets	(2.7)	(2.5)	—	—
Amortization of net actuarial loss from earlier periods	0.8	0.2	—	—
Amortization of net prior service costs from earlier periods	0.2	0.1	—	—

Net periodic expense	$4.9	$3.5	$0.4	$0.4

In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the related reconciliation measure, which modifies certain provisions of the Act, were signed into law. The Act repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy. The provision of the Act is effective for taxable years beginning after December 31, 2010 and the reconciliation measure delays the aforementioned repeal of the drug coverage expense reduction by two years to December 31, 2012. The Company has accounted for the enactment of the two laws in the period ending March 31, 2010, for which the impact to the Company’s income tax expense and net income was immaterial.

NOTE 11. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2010	December 31, 2009
2007 Facility	$—	$—
Commercial paper, net of unamortized discount of $0.1 million at 2010 and $0.2 million at 2009	371.9	443.7
Current Portion of Long-Term Debt	5.6	3.8
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	144.4	146.2

Total Debt	1,121.9	1,193.7
Current portion	(377.5)	(447.5)

Total long-term debt	$744.4	$746.2

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) federal funds rate; (d) LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.2% and 0.3% as of March 31, 2010 and December 31, 2009, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

At March 31, 2010, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2010, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Expense on borrowings	$(10.8)	$(11.9)
Income	0.6	0.8
Expense on UTBs and other tax related liabilities	(3.5)	7.4
Capitalized	0.4	0.4

Total interest (expense) income, net	$(13.3)	$(3.3)

Net interest expense of $3.3 million for the first three months of 2009 reflects a reduction of approximately $12 million related to UTBs and other tax-related liabilities.

The Company’s long-term debt, including the current portion, is recorded at cost. The fair value and carrying value of the Company’s long-term debt as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$300.0	$292.0	$300.0	$291.1
Series 2007-1 Notes	300.0	297.3	300.0	298.6
2008 Term Loan	150.0	150.0	150.0	150.0

Total	$750.0	$739.3	$750.0	$739.7

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

Following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last two years, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing investigation, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is responding to such investigations and inquiries. Moody’s Wall Street Analytics unit is cooperating with an investigation by the SEC and the Department of Justice concerning services provided by that unit to certain financial institutions in connection with the valuations used by those institutions with respect to certain financial instruments held by such institutions.

On July 1, 2008, Moody’s publicly announced the results of the Company’s investigation into the issues raised in a May 21, 2008 newspaper report concerning a coding error in a model used in the rating process for certain constant-proportion debt obligations. The Company’s investigation determined that, in April 2007, members of a European rating surveillance committee engaged in conduct contrary to Moody’s Code of Professional Conduct. On March 18, 2010, MIS received a “Wells Notice” from the Staff of the SEC stating that the Staff is considering recommending that the Commission institute administrative and cease-and-desist proceedings against MIS in connection with MIS’s initial June 2007 application on SEC Form NRSRO to register as a nationally recognized statistical rating organization under the Credit Rating Agency Reform Act of 2006. That application, which is publicly available on the Regulatory Affairs page of http://www.moodys.com, included a description of MIS’s procedures and principles for determining credit ratings. The Staff has informed Moody’s that the recommendation it is considering is based on the theory that MIS’s description of its procedures and principles were rendered false and misleading as of the time the application was filed with the SEC in light of the Company’s finding that a rating committee policy had been violated. MIS disagrees with the Staff that the violation of a company policy by a company employee renders the policy itself false and misleading and has submitted a response to the Wells Notice explaining why its initial application was accurate and why it believes an enforcement action is unwarranted.

In addition, the Company is facing litigation from market participants relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2010, Moody’s has recorded liabilities for Legacy Tax Matters totaling $56.9 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

The following summary of the relationships among Moody’s, New D&B and their predecessor entities is important in understanding the Company’s exposure to the Legacy Tax Matters.

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

Settlement agreements were executed with the IRS in 2005 regarding the Legacy Tax Matters for the years 1989-1990 and 1993-1996. These settlements represent substantially all of the total potential liability to the IRS, including penalties. As of March 31, 2010, the Company continues to carry a liability of $1.9 million for the remaining potential exposure. In addition, with respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter, resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million represents interest and $4.3 million is a reduction of tax expense.

Amortization Expense Deductions

This Legacy Tax Matter, which was affected by developments in June 2007 and 2008 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, in the second quarter of 2008, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of March 31, 2010, Moody’s carries a liability of $1.1 million with respect to this matter.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of March 31, 2010, Moody’s liability with respect to this matter totaled $53.9 million.

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

NOTE 13. COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

The components of total comprehensive income, net of tax, are as follows:

	Three months ended March 31,
	2010			2009
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$113.4	$1.3	$114.7	$90.2	$0.9	$91.1
Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $0.8 million and $0.3 million in 2010 and 2009, respectively)	—	—	—	0.5	—	0.5
FX translation (net of tax of $20.4 million and $13.8 million in 2010 and 2009, respectively)	(44.8)	0.3	(44.5)	(31.9)	0.7	(31.2)
Amortization of actuarial losses and prior service costs (net of tax of $0.7 million and $0.1 million in 2010 and 2009, respectively)	0.3	—	0.3	0.2	—	0.2

Total comprehensive income	$68.9	$1.6	$70.5	$59.0	$1.6	$60.6

The following tables summarize the activity in the Company’s noncontrolling interests:

	Three months ended March 31,
	2010	2009
Beginning Balance	$10.1	$8.3
Net income attributable to noncontrolling interests	1.3	0.9
Dividends declared to noncontrolling interests	(4.1)	(2.9)
FX translation	0.3	(0.7)

Ending Balance	$7.6	$5.6

NOTE 14. SEGMENT INFORMATION

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

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three month periods ended March 31, 2010 and 2009, and total assets by segment as of March 31, 2010 and December 31, 2009.

Financial Information by Segment

	Three Months Ended March 31,
	2010				2009
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$350.8	141.1	$(15.3)	$476.6	$284.9	$138.7	$(14.7)	$408.9

Expenses:

Operating, SG&A	177.5	102.5	(15.3)	264.7	152.6	94.7	(14.7)	232.6

Restructuring	(0.5)	(0.2)	—	(0.7)	7.6	4.2	—	11.8

Depreciation and amortization	8.1	7.7	—	15.8	7.7	7.9	—	15.6

Total	185.1	110.0	(15.3)	279.8	167.9	106.8	(14.7)	260.0

Operating income	$165.7	$31.1	$—	$196.8	$117.0	$31.9	$—	$148.9

The cumulative restructuring charges incurred since the fourth quarter of 2007 through March 31, 2010 for both restructuring plans, which are further described in Note 9 above, are $48.3 million and $16.0 million for the MIS and MA operating segments, respectively.

In the fourth quarter of 2009, the MA businesses were realigned and renamed to reflect the reporting unit structure for the MA segment at December 31, 2009. Pursuant to this realignment, the subscriptions business was renamed RD&A and the software business was renamed RMS. The revised groupings classify certain subscription-based risk management software revenue and advisory services relating to software sales to the redefined RMS business.

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment and reflects the aforementioned MA business realignment:

	Three Months Ended March 31,
	2010	2009
MIS:
Structured finance (SFG)	$71.5	$72.4
Corporate finance (CFG)	126.4	84.1
Financial institutions (FIG)	76.2	56.3
Public, project and infrastructure finance (PPIF)	61.4	57.4

Total external revenue	335.5	270.2
Intersegment royalty	15.3	14.7

Total	350.8	284.9

MA:
Research, data and analytics (RD&A)	104.6	102.0
Risk management software (RMS)	33.3	32.1
Professional services	3.2	4.6

Total	141.1	138.7

Eliminations	(15.3)	(14.7)

Total MCO	$476.6	$408.9

	Three Months Ended March 31,
	2010	2009
Consolidated Revenue Information by Geographic Area:
United States	$254.6	$208.9

International:
EMEA	153.5	144.5
Other	68.5	55.5

Total International	222.0	200.0

Total	$476.6	$408.9

	March 31, 2010				December 31, 2009
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets by Segment:
Total Assets	$638.4	656.7	708.2	$2,003.3	$579.4	724.9	699.0	$2,003.3

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

NOTE 15. RECENTLY ISSUED ACCOUNTING STANDARDS

Adopted:

In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. This new standard eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires enhanced disclosures regarding an enterprise’s involvement in variable interest entities. The Company has adopted this new accounting standard as of January 1, 2010 and the implementation did not impact its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence of selling price (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company has elected to early adopt ASU 2009-13 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010. The early adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. Further information on the early adoption of this standard is set forth in Note 2 to the condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has partially adopted the provisions of this ASU as of January 1, 2010 for all new disclosure requirements except for the aforementioned requirements regarding Level 3 fair-value measurements, for which the Company will adopt that portion of the ASU on January 1, 2011. The portion of this ASU that was adopted on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the potential impacts, if any, of the implementation of the portion of this ASU that relates to Level 3 fair value measurements.

NOTE 16. SUBSEQUENT EVENT

On April 20, 2010, the Board approved the declaration of a quarterly dividend of $0.105 per share of Moody’s common stock, payable on June 10, 2010 to shareholders of record at the close of business on May 20, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 44 for a discussion of uncertainties, risks and other factors associated with these statements.

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

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. The RD&A business also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its RMS business, MA provides both economic and regulatory capital risk management software solutions. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions and training services.

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other post-retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2009, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, the Company has updated its accounting policy regarding revenue recognition pursuant to the early adoption of accounting guidance concerning revenue arrangements with multiple deliverables. A discussion of the Company’s new accounting policy and related management estimates underlying the policy follows:

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and accepted by the customer when applicable, fees are determinable and the collection of resulting receivables is considered probable.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration based on the relative selling price of each deliverable. The Company has elected to early adopt ASU 2009-13 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010. If applied in the same manner to the year ended December 31, 2009, ASU 2009-13 would not have had a material impact on net revenue reported for both its MIS and MA segments in terms of the timing and pattern of revenue recognition. The adoption of ASU 2009-13 did not have a significant effect on the Company’s net revenue in the period of adoption and is also not expected to have a significant effect on the Company’s net revenue in periods after the initial adoption when applied to multiple element arrangements based on the currently anticipated business volume and pricing.

For 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on its relative selling price which is determined based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.

The Company’s products and services will generally continue to qualify as separate units of accounting under ASU 2009-13. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customers and if the arrangement includes a customer refund or return right relative to the delivered item, the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control. In instances where the aforementioned criteria are not met, the deliverable is combined with the undelivered items and revenue recognition is determined as one single unit.

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately. In instances where the Company is not able to establish VSOE for all deliverables in a multiple element arrangement, which may be due to the Company infrequently selling each element separately, not selling products within a reasonably narrow price range, or only having a limited sales history, the Company attempts to establish TPE for deliverables. The Company determines whether TPE exists by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. However, due to the difficulty in obtaining third party pricing, possible differences in its market strategy from that of its peers and the potential that products and services offered by the Company may contain a significant level of differentiation and/or customization such that the comparable pricing of products with similar functionality cannot be obtained, the Company generally is unable to reliably determine TPE. Based on the selling price hierarchy established by ASU 2009-13, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to is pricing practices such as costs and margin objectives, standalone sales prices of similar products, percentage of the fee charged for a primary product or service relative to a related product or service, and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The Company reviews its determination of VSOE, TPE and ESP on an annual basis or more frequently as needed.

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities.

Multiple element revenue arrangements in the MIS segment are generally comprised of an initial rating and the related monitoring service. Beginning January 1, 2010, in instances where monitoring fees are not charged for the first year monitoring effort, fees are allocated to the initial rating and monitoring services based on the relative selling price of each service to the total arrangement fees. The Company generally uses ESP in determining the selling price for its initial ratings as the Company rarely sells initial ratings separately without providing related monitoring services and thus is unable to establish VSOE or TPE for initial ratings. Prior to January 1, 2010 and pursuant to the previous accounting standards, for these types of arrangements the initial rating fee was first allocated to the monitoring service determined based on the estimated fair market value of monitoring services, with the residual amount allocated to the initial rating. Under ASU 2009-13 this practice can no longer be used for non-software deliverables upon the adoption of ASU 2009-13.

In the MA segment, products and services offered by the Company include software licenses and related maintenance, subscriptions, and professional services. Revenue from subscription based products, such as research and data subscriptions and certain software-based credit risk management subscription products, is recognized ratably over the related subscription period, which is principally one year. Revenue from sale of perpetual licenses of credit processing software is generally recognized at the time the product master or first copy is delivered or transferred to and accepted by the customer. Software maintenance revenue is recognized ratably over the annual maintenance period. Revenue from services rendered within the professional services line of business is generally recognized as the services are performed. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs.

Products and services offered within the MA segment are sold either stand-alone or together in various combinations. In instances where a multiple element arrangement includes software and non-software deliverables, revenue is allocated to the non-software deliverables and to the software deliverables, as a group, using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Revenue is recognized for each element based upon the conditions for revenue recognition noted above.

If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is allocated to each software deliverable using VSOE. In the instances where the Company is not able to determine VSOE for all of the deliverables of an arrangement, the Company allocates the revenue to the undelivered elements equal to its VSOE and the residual revenue to the delivered elements. If the Company is unable to determine VSOE for an undelivered element, the Company defers all revenue allocated to the software deliverables until the Company has delivered all of the elements or when VSOE has been determined for the undelivered elements.

Prior to January 1, 2010 and pursuant to the previous accounting standards, the Company allocated revenue in a multiple element arrangement to each deliverable based on its relative fair value, or for software elements, based on VSOE. If the fair value was not available for an undelivered element, the revenue for the entire arrangement was deferred.

Excluding the change in the revenue recognition policy and the related management estimates discussed above, there have been no material changes to the Company’s critical accounting estimates from those discussed in Item 7, MD&A in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Operating Segments

The Company reports in two reportable segments: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business – structured finance, corporate finance, financial institutions and public, project and infrastructure finance – that generate revenue principally from fees for the assignment and monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment consists of three lines of business – RD&A, RMS and professional services – that develop a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. RD&A also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its Risk Management Software business, MA provides both economic and regulatory capital risk management software and implementation services. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions and training services.

In the fourth quarter of 2009, the MA businesses were realigned and renamed to reflect the reporting unit structure for the MA segment at December 31, 2009. Pursuant to this realignment the subscriptions business was renamed RD&A and the software business was renamed RMS. The revised groupings classify license software sales, certain subscription-based risk management software revenue, maintenance and advisory services relating to software sales to the redefined RMS business. The following tables are reconciliations of the revenue groupings previously disclosed to the new groupings for the three months ended March 31, 2009:

Three Months Ended March 31, 2009
Revenue reported as per filing in prior year:
Subscriptions	$117.0
Software	16.1
Professional Services	5.6

Total MA	$138.7

Three Months Ended March 31, 2009
Reclassification for 2009 realignment:
Subscriptions	$(15.0)
Software	16.0
Professional Services	(1.0)

Total MA	$—

Three Months Ended March 31, 2009
Revenue Reported:
Research, data and analytics (RD&A)	$102.0
Risk management software (RMS)	32.1
Professional Services	4.6

Total MA	$138.7

The following is a discussion of the results of operations of the Company and these segments, including the intersegment royalty revenue for MIS and expense incurred by MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources, information technology and legal.

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to adjustments made to the Company’s 2007 and 2009 Restructuring Plans, further described in Note 9 to the Company’s consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

Executive Summary

Moody’s revenue for the first quarter of 2010 totaled $476.6 million, an increase of $67.7 million compared to the same period in 2009. Excluding the favorable impact from changes in FX translation rates, revenue in the first quarter of 2010 increased $57.7 million compared to 2009. Total expenses were $279.8 million, an increase of $19.8 million compared to the first quarter of 2009, and included approximately $8 million in unfavorable changes from FX translation rates. Operating income of $196.8 million in the first quarter of 2010 increased $47.9 million compared to the same period in the prior year. Excluding the restructuring charge in 2009 and minor restructuring-related adjustments in 2010, the first quarter 2010 operating income of $196.1 million increased $35.4 million over the prior year period. Diluted EPS of $0.47 for the first quarter of 2010 increased $0.09 over the prior year period. Excluding amounts related to restructuring in both periods, diluted EPS of $0.47 increased $0.06, or 15%, over the first quarter of 2009.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:

United States	$254.6	$208.9	22%

International:

EMEA	153.5	144.5	6%

Other	68.5	55.5	23%

Total International	222.0	200.0	11%

Total	476.6	408.9	17%

Expenses:

Operating	135.9	122.4	(11)%

SG&A	128.8	110.2	(17)%

Restructuring	(0.7)	11.8	106%

Depreciation and amortization	15.8	15.6	(1)%

Total	279.8	260.0	(8)%

Operating income	$196.8	$148.9	32%

Interest (expense) income, net	$(13.3)	$(3.3)	(303)%

Other non-operating (expense) income, net	$(1.0)	$(4.0)	75%

Net income attributable to Moody’s	$113.4	$90.2	26%

        Global revenue of $476.6 million in the first quarter of 2010 increased $67.7 million compared to the same period in 2009 reflecting good growth in ratings revenue primarily due to strong issuance activity in the corporate and financial institution debt markets, particularly in high-yield bond and bank loan issuance, coupled with modest growth in MA revenue. Transaction revenue accounted for 41% of global MCO revenue in the first quarter of 2010 compared to 33% in the same period of the prior year. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from the professional services line of business which offers credit risk management advisory and training services, which are typically sold on a per-engagement basis.

U.S. revenue increased $45.7 million over the first quarter of 2009 reflecting growth in all ratings LOBs, particularly in rated issuance for high-yield corporate bonds and bank loans within CFG. Also contributing to the growth over the prior year were modest increases in all LOBs of MA.

International revenue increased $22.0 million compared to the same period in 2009 primarily reflecting growth in CFG revenue, particularly in speculative-grade ratings in EMEA, coupled with higher banking related revenue across all non-U.S. regions. These increases were partially offset by declines in most asset classes in SFG within the EMEA and Asia regions. Changes in FX translation rates had an approximate $10 million favorable impact on international revenue in the first quarter of 2010.

The table below shows Moody’s global staffing by geographic area:

	March 31,		% Change
	2010	2009
United States	2,157	2,111	2%

International	1,856	1,799	3%

Total	4,013	3,910	3%

Operating expenses were $135.9 million in 2010, an increase of $13.5 million from the first quarter of 2009 and was primarily due to higher compensation costs. The increase primarily reflects $9.5 million higher incentive compensation resulting from greater achievement against targeted results compared to the prior year period. Additionally, the increase in compensation costs reflects approximately $4 million higher salaries primarily due to annual merit increases and unfavorable changes in FX translation rates compared to the prior year.

SG&A expenses of $128.8 million for the first quarter of 2010 increased $18.6 million from the same quarter in 2009. The increase is due to both higher compensation and non-compensation costs compared to 2009. Non-compensation expenses increased approximately $12 million over the prior year primarily reflecting higher professional service costs relating to ongoing investments in technology infrastructure as well as higher legal costs related to ongoing matters. Compensation costs increased approximately $7 million primarily due to higher salaries which reflects annual merit increases and headcount growth in support areas such as compliance and IT. Also driving the increase was higher incentive compensation costs reflecting greater achievement against targeted results compared to the prior period.

Restructuring expense in the first quarter of 2010 reflects adjustments to previous estimates associated with the 2007 and 2009 Restructuring Plans. Restructuring expense of $11.8 million in 2009 reflects approximately $11 million of severance costs associated with the 2009 Restructuring Plan approved on March 27, 2009 and adjustments to the previous estimate for contract termination costs associated the 2007 Restructuring Plan.

Operating income for the quarter was $196.8 million, up $47.9 million from the first quarter of 2009, reflecting the 17% increase in revenue partially offset by the 8% increase in operating expenses. Excluding the impact of restructuring in both years, operating income of $196.1 million increased $35.4 million over the first quarter of 2009. Changes in FX translation rates had a $2.3 million favorable impact on operating income in the first quarter of 2010.

Interest (expense) income, net for the three months ended March 31, 2010 was $(13.3) million, a $10.0 million increase compared to the same period in 2009. The increase relates primarily to an interest expense reduction of approximately $12 million in the first quarter of 2009 for UTBs and other tax-related liabilities that did not recur in 2010.

Other non-operating (expense) income, net of $(1.0) million in the first quarter of 2010 decreased $3.0 million compared to the prior year. This decrease in expense reflects FX losses of approximately $(5) million in the prior year period resulting primarily from the weakening of the euro to the British pound in the first three months of 2009.

Moody’s effective tax rate was 37.2% for the quarter, up from 35.7% in 2009 primarily due to reductions in UTBs and other tax-related liabilities in the prior year that did not recur in 2010.

Net Income in the first quarter of 2010 was $113.4 million, or $0.47 per diluted share, and increased $23.2 million, or $0.09 per diluted share, compared to the prior year. Excluding the restructuring charge in 2009 and minor restructuring-related adjustments in 2010, Net Income in the first quarter of 2010 increased $15.4 million, or 16%, to $112.9 million, resulting in a $0.06, or 15%, increase in diluted EPS compared to the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Structured finance (SFG)	$71.5	$72.4	(1)%
Corporate finance (CFG)	126.4	84.1	50%
Financial institutions (FIG)	76.2	56.3	35%
Public, project and infrastructure finance (PPIF)	61.4	57.4	7%

Total external revenue	335.5	270.2	24%
Intersegment royalty	15.3	14.7	4%

Total MIS revenue	350.8	284.9	23%

Expenses:
Operating and SG&A	177.5	152.6	(16)%
Restructuring	(0.5)	7.6	107%
Depreciation and amortization	8.1	7.7	(5)%

Total	185.1	167.9	(10)%

Operating income	$165.7	$117.0	42%

The following is a discussion of external MIS revenue as well as operating expenses:

Global MIS revenue of $335.5 million in the first quarter of 2010 increased $65.3 million over 2009, or $56.2 million excluding favorable changes in FX translation rates, compared to the same period in 2009. The increase from prior year reflects strong growth in rated issuance for speculative-grade corporate debt and bank loans within CFG as well as good growth from banking related issuance within FIG. These increases were partially offset by declines in investment-grade issuance within CFG. Transaction revenue for MIS in the first quarter of 2010 was 55% compared to 46% in 2009, with the increase reflecting the aforementioned strong rated issuance in the high-yield and bank loan sectors within CFG.

In the U.S., revenue was $189.2 million in the first quarter of 2010, an increase of $43.8 million, or 30%, compared to the first quarter of 2009. The increase relates primarily to strong issuance in high-yield corporate debt and bank loans within CFG, higher issuance in the asset-backed securities and CREF sectors within SFG and good growth in banking and insurance related issuance within FIG. These increases were partially offset by declines in U.S. investment-grade rated issuance compared to the prior year.

Non-U.S. revenue was $146.3 million in the first quarter of 2010, an increase of $21.5 million, or 17%, over the prior year. The increase reflects growth in CFG revenue, particularly in speculative-grade issuance in EMEA, coupled with higher banking related rated issuance across all non-U.S. regions. These increases were partially offset by declines in most asset classes in SFG within the EMEA and Asia regions. Changes in FX translation rates had an approximate $9 million favorable impact on non-U.S. MIS revenue in the first quarter of 2010.

Global SFG revenue of $71.5 million in the first quarter of 2010 decreased $0.9 million compared to the same period in 2009 reflecting lower revenue in the derivatives sector partially offset by increased issuance activity in asset-backed securities and CREF. In the U.S., revenue of $36.8 million in the first quarter of 2010 increased $6.4 million compared to the prior year and primarily related to growth in asset-backed securities and CREF issuance, partially offset by continued declines in the derivatives sector. The growth in U.S. asset-backed securities reflects additional liquidity in certain sectors of the securitization market that has resulted from the TALF program sponsored by the U.S. Federal Reserve as well as narrowing credit spreads compared to the prior year period. The increase in U.S. CREF revenue is primarily due to higher real estate investment trust related issuance reflecting narrowing credit spreads. Non-U.S. revenue of $34.7 million in the first quarter of 2010 decreased $7.3 million compared to the prior year, reflecting declines in most asset classes within the EMEA region as better credit market conditions have improved issuers’ access to liquidity and reduced issuance of new securitizations for government-sponsored facilities. Favorable changes in FX translation rates had a $2.3 million impact on international SFG revenue in the first quarter of 2010.

Global CFG revenue of $126.4 million in the first quarter of 2010 increased $42.3 million from the prior year and included approximately $3 million of favorable impact from changes in FX translation rates. The global increase is primarily due to higher rated issuance in the high-yield corporate debt and bank loan sectors, partially offset by declines in rated issuance for investment-grade debt. Transaction revenue represented 71% of total CFG revenue in the first quarter of 2010, compared to 61% in the prior year. In the U.S., first quarter 2010 revenue was $79.6 million, or 49% higher than the same period in 2009. This increase is primarily due to higher speculative-grade corporate debt and bank loan issuance reflecting increased investor confidence for these securities as well as the narrowing of credit spreads. These increases were partially offset by lower rated issuance for investment-grade corporate debt compared to a strong prior year period where many companies were refinancing their debt ahead of expected maturities coupled with a shift in demand to higher yielding securities which reflects the aforementioned increased confidence in these markets. Internationally, revenue of $46.8 million in the first quarter of 2010 increased 53% compared to the same period in 2009, driven primarily by growth in high-yield rated issuance across all regions.

Global FIG revenue of $76.2 million in the first quarter of 2010 increased $19.9 million from the prior year, reflecting higher banking and insurance related revenue. Transaction revenue increased to 43% of global FIG revenue, up from 24% in the prior year period. In the U.S., revenue of $31.9 million in the first quarter of 2010 increased $9.0 million compared to the prior year. The growth over the prior year was driven by higher banking related revenue compared to a challenging prior year period coupled with an increase in issuance in the first quarter of 2010 from smaller banks whose access to the credit markets was limited in the prior year period. Additionally, the growth in the U.S. reflects higher insurance related issuance resulting from insurers refinancing debt ahead of expected maturities as well as some issuance related to acquisition activities. Outside the U.S., revenue in the first quarter of 2010 was $44.3 million, or 33% higher than in the prior year, and was primarily due to growth in banking revenue across all non-U.S. regions compared to a challenging prior year period. Changes in FX translation rates had a $2.4 million favorable impact on first quarter 2010 international FIG revenue.

Global PPIF revenue was $61.4 million in the first quarter of 2010, an increase of $4.0 million compared to the same period in 2009, primarily reflecting increases in public and project finance revenue. Revenue generated from new transactions was 55% of total PPIF revenue in the first quarter of 2010, down from 59% in the prior year period. In the U.S., first quarter 2010 PPIF revenue increased 6% over the prior year primarily due to growth in public finance revenue which reflects higher issuance related to the Build America Bond Program which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009. Outside the U.S., PPIF revenue increased $1.6 million over the prior year, primarily due to higher project and infrastructure finance revenue in Asia coupled with favorable impacts from changes in FX translation rates. Excluding the $1.5 million favorable impact of changes in FX translation rates, international PPIF revenue in the first quarter of 2010 remained unchanged from the prior year period.

Operating and SG&A expenses in the first quarter of 2010 increased $24.9 million compared to the prior year and reflected increases in compensation and non-compensation expenses of approximately $14 million and $11 million, respectively. The increase in compensation expenses relates to higher incentive compensation due to greater achievement against targeted results in the first quarter of 2010 compared to the prior year as well as unfavorable changes in FX translation rates. The increase in non-compensation expenses reflects higher legal costs relating to ongoing matters, higher IT consulting costs relating to investments in technology infrastructure as well as unfavorable changes in FX translation rates compared to the prior year.

Restructuring expenses of $(0.5) million in the first quarter of 2010 reflect minor adjustments made to both the 2009 and 2007 Restructuring Plans. The restructuring charge of $7.6 million in the prior year period primarily reflects costs associated with the 2009 Restructuring Plan approved in the first quarter of 2009.

Operating income in the first quarter of 2010 of $165.7 million, which includes the intersegment royalty revenue, increased $48.7 million from the prior year and reflects the 23% increase in total MIS revenue exceeding the 10% increase in operating expenses. Excluding the 2009 restructuring charge and minor restructuring-related adjustments in 2010, operating income in the first quarter of 2010 was $165.2 million, an increase of $40.6 million from the same period in 2009.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Research, data and analytics (RD&A)	$104.6	$102.0	3%
Risk management software (RMS)	33.3	32.1	4%
Professional services	3.2	4.6	(30)%

Total	141.1	138.7	2%

Expenses:
Operating and SG&A (including intersegment royalty)	102.5	94.7	(8)%
Restructuring	(0.2)	4.2	105%
Depreciation and amortization	7.7	7.9	3%

Total	110.0	106.8	(3)%

Operating income	$31.1	$31.9	(3)%

Global MA revenue in the first quarter of 2010 increased $2.4 million over the prior year, with growth in RD&A and RMS being partially offset by declines in professional services. Recurring revenue, which includes subscriptions and software maintenance fees, comprised 92% of first quarter 2010 MA revenue, slightly higher than 91% in the same period of 2009.

Revenue in the U.S, which generated 79% of the global MA growth in the first quarter of 2010, increased $1.9 million, or 3%, over the prior year and reflected growth across all LOBs. International revenue, which represented 54% of global MA revenue in both of the quarters ended March 31, 2010 and 2009, increased 1% over the prior year with growth in RD&A and RMS being partially offset by declines in professional services.

Global RD&A revenue, which comprised over 70% of total MA revenue in both quarters, increased $2.6 million, or 3%, over the prior year. The increase reflects greater demand for products that support analysis for investment and commercial credit applications and also the gradual stabilization among capital markets customers as disruption from the global financial crisis recedes. Global RMS revenue in the first quarter of 2010 increased $1.2 million over the prior year while revenue from professional services decreased $1.4 million. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the first quarter of 2010, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $7.8 million compared to 2009 reflecting higher compensation costs. The increase in compensation costs is primarily due to higher commissions expense primarily reflecting an increase in MA sales as well as higher incentive compensation reflecting greater achievement against targeted results in the first quarter of 2010 compared to the prior year.

Operating income of $31.1 million in the first quarter of 2010, which includes the intersegment royalty expense, decreased $0.8 million compared to the prior year, reflecting the $3.2 million increase in total expenses exceeding the $2.4 million increase in revenue. Excluding the 2009 restructuring charge and minor restructuring-related adjustments in 2010, operating income totaled $30.9 million in the first quarter of 2010, a decrease of $5.2 million from the same quarter in 2009.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. The Company had net repayments on borrowings of $71.7 million during the three months ended March 31, 2010.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2010	2009
Net cash provided by operating activities	$164.1	$195.0	$(30.9)
Net cash used in investing activities	$(13.6)	$(13.6)	$—
Net cash used in financing activities	$(111.9)	$(82.3)	$(29.6)

Net cash provided by operating activities

The $30.9 million decrease in net cash flows provided by operating activities resulted from an increase in net income of $23.6 million, which was more than offset by the following changes in assets and liabilities:

•

Other current assets had a smaller decrease from December 31, 2009 to March 31, 2010 compared to the decrease from December 31, 2008 to March 31, 2009. This reduced 2010 cash flow from operations by $20.3 million compared to 2009 primarily due to changes in prepaid tax balances related to the timing of tax payments;

•

An $11.6 million decrease in accounts payable and accrued liabilities primarily due to higher incentive compensation payouts in 2010 compared to 2009. The higher payouts reflect greater financial performance against targeted results for the 2009 incentive compensation payout which occurred in the first quarter of 2010 as compared to the prior year;

•

An $11.8 million decrease relating to the restructuring charge associated with the 2009 Restructuring Plan which was recorded in the first quarter of 2009, but for which a majority of the payments did not commence until the second quarter of 2009.

Net cash used in investing activities

Net cash used in investing activities for the first three months of 2010 remained flat compared to the prior year period with higher capital additions being offset by net maturities of short-term investments. The 31% increase in capital expenditures over the prior year period reflects the Company’s continued investment in IT infrastructure.

Net cash used in financing activities

The $29.6 million increase in cash used in financing activities was primarily attributed to:

•	A $14.5 million increase in net repayments in short-term borrowings under the Company’s CP program and revolving credit facility;

•	A $29.9 million increase in treasury shares repurchased. There were no share repurchases in 2009 as the Company instead utilized its operating cash flow to repay outstanding borrowings;

Partially offset by:

•	An $11.2 million increase in net proceeds from stock plans which reflects a greater number of shares issued for stock-based compensation plans in the first quarter of 2010 compared to the prior year.

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

The Company remains committed to using its strong cash flow to create value for shareholders in a manner consistent with maintaining sufficient liquidity by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a modest dividend. In the near-term, Moody’s intends to maintain its dividend and has commenced a modest share repurchase program, the continuation of which is dependent on Moody’s liquidity and market conditions. As of March 31, 2010, Moody’s had $1.4 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

At March 31, 2010 the Company had total borrowings outstanding from its CP Program of $371.9 million, the proceeds of which were or will be used to support the remaining build-out of Moody’s Canary Wharf location, potential acquisitions, share repurchases and other operational and investing activities. At March 31, 2010, Moody’s had $1.1 billion of outstanding debt with approximately $628 million of additional capacity available. Principal payments on the 2008 Term Loan will commence in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in Note 11 to the Company’s consolidated financial statements.

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. Additionally on December 31, 2007, the Company approved the 2007 Restructuring Plan that would reduce global headcount, terminate certain technology contracts and consolidate certain corporate functions in response to both the Company’s Reorganization announced on August 7, 2007 as well as a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the restructuring charge reported in 2007 was $7.0 million of non-cash settlements relating to pension curtailments and stock-based compensation award modifications for certain terminated employees. The remaining severance and contract termination liabilities for these plans of $2.6 million will result in cash outlays that will be substantially paid out over the next twelve months. The remaining liability of approximately $8 million, which relates to the Company’s unfunded pension plans, will be paid in accordance with plan provisions. The amount to be paid over the next twelve months relating to these pension liabilities is not expected to be material.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. For periods subsequent to March 31, 2010 the Company expects to incur approximately 15 million GBP of costs to complete the build out of the floors to its specifications, all of which is expected to be incurred over the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of March 31, 2010, including the aforementioned rent credits, are approximately $579 million.

The Company also intends to use a portion of its cash flow to pay dividends. On April 20, 2010, the Board approved the declaration of a quarterly dividend of 10.5 cents per share of Moody’s common stock, payable on June 10, 2010 to shareholders of record at the close of business on May 20, 2010. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

In addition, the Company will from time to time consider cash outlays for acquisitions of, or investments in, complementary businesses, products, services and technologies. The Company may also be required to make future cash outlays to pay its share of potential liabilities related to the Legacy Tax Matters or other litigation matters that are discussed in this MD&A under “Contingencies”. These potential cash outlays could be material and might affect liquidity requirements, and they could cause the Company to pursue additional financing. There can be no assurance that financing to meet cash requirements will be available in amounts or on terms acceptable to the Company, if at all.

Indebtedness

The following table summarizes total indebtedness:

	March 31, 2010	December 31, 2009
2007 Facility	$—	$—
Commercial paper, net of unamortized discount of $0.1 at 2010 and $0.2 at 2009	371.9	443.7
Current Portion of Long-Term Debt	5.6	3.8
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	144.4	146.2

Total Debt	1,121.9	1,193.7
Current portion	(377.5)	(447.5)

Total long-term debt	$744.4	$746.2

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) federal funds rate; (d) LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.2% and 0.3% as of March 31, 2010 and December 31, 2009, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; violation of covenants; invalidity of any loan document; material judgments; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

At March 31, 2010, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2010, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Expense on borrowings	$(10.8)	$(11.9)
Income	0.6	0.8

Expense on UTBs and other tax related liabilities	(3.5)	7.4

Capitalized	0.4	0.4

Total interest (expense) income, net	$(13.3)	$(3.3)

Net interest expense of $3.3 million for the first three months of 2009 reflects a reduction of approximately $12 million related to UTBs and other tax-related liabilities.

The Company’s long-term debt, including the current portion, is recorded at cost. The fair value and carrying value of the Company’s long-term debt as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$300.0	$292.0	$300.0	$291.1
Series 2007-1 Notes	300.0	297.3	300.0	298.6
2008 Term Loan	150.0	150.0	150.0	150.0

Total	$750.0	$739.3	$750.0	$739.7

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

Off-Balance Sheet Arrangements

At March 31, 2010, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2010:

	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,357.6	$417.1	$189.3	$98.2	$653.0
Operating lease obligations	884.2	53.4	113.0	108.3	609.5
Purchase obligations (2)	136.5	64.6	54.4	17.5	—
Pension obligations (3)	74.2	8.8	11.5	7.4	46.5
Capital lease obligations	1.0	1.0	—	—	—

Total (4)	$2,453.5	$544.9	$368.2	$231.4	$1,309.0

(1)	Reflects principal payments, related interest and applicable fees on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 11 to the condensed consolidated financial statements.
(2)	Includes amounts contractually committed to for the build-out of the Canary Wharf Lease.
(3)	Reflects projected benefit payments for the next ten years relating to the Company’s unfunded Post-Retirement Benefit Plans described in Note 10 to the condensed consolidated financial statements.
(4)	The table above does not include the Company’s net long-term tax liabilities of $226.9 million relating to UTBs and Legacy Tax Matters since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On April 20, 2010, the Board approved the declaration of a quarterly dividend of $0.105 per share of Moody’s common stock, payable on June 10, 2010 to shareholders of record at the close of business on May 20, 2010.

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

Moody’s is reaffirming its 2010 full-year EPS guidance; however, certain components of 2010 guidance have been modified to reflect the Company’s current view of credit market conditions and implications for the Company. For Moody’s overall, the Company continues to expect full-year 2010 revenue and expenses to increase in the high-single-digit percent range. The Company continues to project the full-year 2010 operating margin in the high-thirties percent range and the effective tax rate in the range of 37 to 38 percent. Share repurchase is expected to continue at modest levels in 2010 subject to available cash flow and other capital allocation decisions. The Company continues to expect diluted earnings per share for full-year 2010 in the range of $1.75 to $1.85. This outlook assumes foreign currency translation at end-of-quarter rates.

For the global MIS business, the Company continues to expect revenue for the full-year 2010 to increase in the high-single- to low-double digit percent range. Within the U.S., Moody’s continues to expect MIS revenue to increase in the mid-teens percent range, while non-U.S. revenue is now expected to increase in the low-single-digit percent range. Corporate finance revenue is now expected to increase in the low-twenties percent range with anticipated growth in speculative-grade issuance activity partially offset by moderation of investment-grade issuance from the high volume of 2009. Structured finance revenue is now expected to decrease in the low-single-digit percent range reflecting more limited European issuance activity from asset-backed securitizations and derivatives than previously anticipated. The Company continues to expect revenue from financial institutions to increase in the low-single-digit percent range, and revenue from public, project and infrastructure finance to increase in the low-double digit percent range.

For Moody’s Analytics, the Company continues to expect full-year 2010 revenue to increase in the mid-single-digit percent range. The Company continues to expect revenue growth in the low-single-digit percent range for RD&A, while Moody’s now expects revenue growth in the high-single- to low-double-digit percent range for RMS and in the mid- to high single- digit percent range for professional services. The Company continues to expect MA revenue in the U.S. to increase in the low-single digit percent range and revenue outside the U.S. to grow in the mid-single-digit percent range.

Recently Issued Accounting Pronouncements

Adopted:

In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. This new standard eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires enhanced disclosures regarding an enterprise’s involvement in variable interest entities. The Company has adopted this new accounting standard as of January 1, 2010 and the implementation did not impact its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence of selling price (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company has elected to early adopt ASU 2009-13 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010. The early adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. Further information on the early adoption of this standard is set forth in Item 2. “Critical Accounting Estimates” of this MD&A.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has partially adopted the provisions of this ASU as of January 1, 2010 for all new disclosure requirements except for the aforementioned requirements regarding Level 3 fair-value measurements, for which the Company will adopt that portion of the ASU on January 1, 2011. The portion of this ASU that was adopted on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the potential impacts, if any, of the implementation of the portion of this ASU that relates to Level 3 fair value measurements.

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

Following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last two years, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing investigation, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is responding to such investigations and inquiries. Moody’s Wall Street Analytics unit is cooperating with an investigation by the SEC and the Department of Justice concerning services provided by that unit to certain financial institutions in connection with the valuations used by those institutions with respect to certain financial instruments held by such institutions.

On July 1, 2008, Moody’s publicly announced the results of the Company’s investigation into the issues raised in a May 21, 2008 newspaper report concerning a coding error in a model used in the rating process for certain constant-proportion debt obligations. The Company’s investigation determined that, in April 2007, members of a European rating surveillance committee engaged in conduct contrary to Moody’s Code of Professional Conduct. On March 18, 2010, MIS received a “Wells Notice” from the Staff of the SEC stating that the Staff is considering recommending that the SEC institute administrative and cease-and-desist proceedings against MIS in connection with MIS’s initial June 2007 application on SEC Form NRSRO to register as a nationally recognized statistical rating organization under the Credit Rating Agency Reform Act of 2006. That application, which is publicly available on the Regulatory Affairs page of http://www.moodys.com, included a description of MIS’s procedures and principles for determining credit ratings. The Staff has informed Moody’s that the recommendation it is considering is based on the theory that MIS’s description of its procedures and principles were rendered false and misleading as of the time the application was filed with the SEC in light of the Company’s finding that a rating committee policy had been violated. MIS disagrees with the Staff that the violation of a company policy by a company employee renders the policy itself false and misleading and has submitted a response to the Wells Notice explaining why its initial application was accurate and why it believes an enforcement action is unwarranted.

In addition, the Company is facing litigation from market participants relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased in the current economic environment.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2010, Moody’s has recorded liabilities for Legacy Tax Matters totaling $56.9 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

The following summary of the relationships among Moody’s, New D&B and their predecessor entities is important in understanding the Company’s exposure to the Legacy Tax Matters.

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

Settlement agreements were executed with the IRS in 2005 regarding the Legacy Tax Matters for the years 1989-1990 and 1993-1996. These settlements represent substantially all of the total potential liability to the IRS, including penalties. As of March 31, 2010, the Company continues to carry a liability of $1.9 million for the remaining potential exposure. In addition, with respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter, resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million represents interest and $4.3 million is a reduction of tax expense.

Amortization Expense Deductions

This Legacy Tax Matter, which was affected by developments in June 2007 and 2008 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. The Company believes it has meritorious grounds to challenge the IRS’s actions and is evaluating its alternatives to recover these amounts. The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, in the second quarter of 2008, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of March 31, 2010, Moody’s carries a liability of $1.1 million with respect to this matter.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of December 31, 2009, Moody’s liability with respect to this matter totaled $53.9 million.

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

In July 2008, the SEC released a report on its examination of CRAs. The SEC began its review of the ratings processes and procedures of the three leading rating agencies – MIS, S&P and Fitch – in August 2007, focusing on subprime RMBS and CDOs. While the Commission’s Staff noted that most of the period under review pre-dated the implementation of SEC rules for the industry, the report generally identified areas that the SEC believed could be enhanced going-forward. The areas identified by the Commission’s Staff generally fall into three categories: policies addressing potential conflicts of interest; resources and resource allocation; documentation around policies and procedures and enhancing transparency. The SEC also summarized the various steps that are already being put in place by the rating agencies, as well as those that are under consideration in the SEC’s current rule-making process.

In February 2009, the SEC published a second set of rules applicable to NRSROs, the majority of which provide requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. Several of these rules became operative in April 2009.

In November 2009, the SEC published a third set of final rules for NRSROs. These rules, which will come into force in June 2010, require additional disclosure of rating histories and prohibit NRSROs from rating structured finance products unless the issuer makes the same information accessible to all NRSROs that it provides to an NRSRO hired to determine the rating. In 2009, the SEC also determined to eliminate references to NRSRO ratings in certain regulations, retain some references and seek additional comments on other references. The SEC also has several pending rule proposals and one concept release on CRAs: 1) a rule proposal to require disclosure about credit ratings when ratings are used in connection with the sale of registered securities; 2) a concept release on the treatment of NRSROs as experts under the Securities Act of 1933; 3) rule proposal regarding NRSRO compliance function and disclosure about revenues received for credit rating services; and 4) rule proposals regarding use of ratings in mutual fund and structured finance regulations.

Both chambers of Congress, as well as the Administration, have been reviewing the broader U.S. regulatory infrastructure and as part of this review, the role and function of CRAs continues to be studied. On June 17, 2009, the U.S. Department of the Treasury published its blueprint on “Financial Regulatory Reform: A New Foundation” (“Administration’s Proposal”). As it pertains to CRAs, the Administration’s Proposal recommended that: 1) the SEC continue its efforts to strengthen the regulation of CRAs (including measures that require robust policies and procedures to manage and disclose conflicts of interest, differentiate between structured and other products, and otherwise promote the integrity of the rating process); and 2) regulators reduce use of credit ratings in regulations and supervisory practices, wherever possible.

The House Financial Services Committee approved a bill entitled “Accountability and Transparency in Rating Agencies Act” (“House Bill”). The House Bill was later incorporated into the larger financial reform draft legislation, which was approved by the full House in December 2009. Presently, the Senate is considering its version of a bill (“Senate Bill”), which was passed by Senate Committee on Banking, Housing, and Urban Affairs on March 22, 2010. Both the House and Senate Committee bills would enhance regulatory oversight of CRAs and contain provisions that could potentially increase the costs associated with the operation of a CRA and increase the legal risk associated with the issuance of credit ratings. These provisions, the Company believes, would lead to unintended consequences that could negatively impact credit markets. To the extent that any of these recent legislative initiatives are successful in modifying, in a manner adverse to CRAs, the rules governing the potential liability of CRAs in connection with the issuance of ratings, the number of legal proceedings, especially as related to future ratings, may increase materially and the potential exposure of CRAs thereunder may also increase. It is possible that implementing changes to the Company’s operations to address the changed liability standards may result in lower revenues or increased expenses and may significantly change the manner in which the Company conducts its credit rating business.

As part of the ongoing debate in Congress, MIS participated in two hearings on September 30, 2009. One hearing was held by the House Oversight Committee and the other by the House Financial Services Subcommittee on Capital Markets, Insurance and Government Sponsored Enterprises. In addition, on April 23, 2010, MIS participated in a hearing held by Permanent Subcommittee on Investigations that focused on rating agencies.

Internationally, several regulatory developments have occurred:

The G-8 and the G-20—In November 2008, the Heads of State of the G-20 reached agreement on a wide-ranging set of proposals to better regulate financial systems. Among other things, the G-20 committed to implement oversight of the CRAs, consistent with the strengthened International Organization of Securities Commissions’ Code of Conduct (see below) and agreed that, in the medium term, the countries should implement a registration system for CRAs. The G-20 also committed to formulate their regulations and other measures in a consistent manner and recommended that IOSCO review CRAs’ adoption of the standards and mechanisms for monitoring compliance.

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

In November 2008, MIS revised its Code of Professional Conduct (fashioned on the IOSCO Code) to reflect the changes made to the IOSCO Code. Beginning in 2006, MIS has annually published a report that describes its implementation of its Code. The MIS Code and the three annual reports that have been published thus far can be found on the Regulatory Affairs page of the Company’s website.

Finally, IOSCO is exploring the possibility of supervisory colleges and/or bilateral cooperation arrangements for the oversight of CRAs to address concerns relating to globally fragmented regulations and in order to promote greater interaction between CRAs and regulators, as well as greater coordination among regulators overseeing international CRAs.

EU—In late April 2009, the European Parliament voted and passed on a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The Company expects that CRAs will need to be in compliance with the EU Regulation of CRAs in the second half of 2010. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. The details of how these and other requirements will be implemented have yet to be decided. Although the Committee of European Regulators has been providing some guidance, it is as of yet too early to assess the impact of the EU Regulation on MIS’s operations or financial results.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published a new bank capital adequacy framework, called Basel II, to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized CRAs or ECAIs, can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities have begun the ECAI recognition process. MIS has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. MIS does not currently believe that Basel II will materially affect its financial position or results of operations. As a result of the recent developments in the financial markets, the banking authorities of the Basel Committee are reconsidering the overall Basel II framework. It is as yet too early to assess the form and content of this re-evaluation.

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

Finally, the G-20 announced that by the end of 2009, the Basel Committee will review the role of external ratings in regulation and determine whether any adverse incentives need to be addressed. It is our understanding that this work has begun.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 27 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk since December 31, 2009. For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 40 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A.	Risk Factors

In addition to the risk factors addressed under Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009, the following risk factors should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems minor or insignificant also may impair its business operations. If any of such risks occur, Moody’s business, financial condition, operating results and cash flows could be materially adversely affected.

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

Further, over the past year, both the G-8 and the G-20 have sought to analyze and arrive at a consistent approach for addressing the various areas of the financial market and have made a variety of recommendations as to regulation of rating agencies and the markets for ratings. Finance ministers have also agreed to register rating agencies in their home jurisdiction. As a result of the internationally coordinated activity, individual countries have begun implementing registration regimes for the oversight of CRAs in the coming years. In particular, the European Union adopted a new regulatory framework for rating agencies operating in the EU. The regulation seeks to introduce a common EU regulatory approach to the oversight of CRAs. Its primary objective is to enhance the integrity, transparency, responsibility, governance and reliability of credit rating activities, by laying down conditions for the issuance of credit ratings and rules on the organization and conduct of credit rating agencies. The regulation will likely become fully implemented by the end of the second quarter of 2010. As with the recent regulatory initiatives in the U.S., these initiatives may affect all entities engaged in the rating agency business or may affect Moody’s in a disproportionate manner, and could negatively impact Moody’s operations or profitability, the Company’s ability to compete, or the markets for its products and services in ways that Moody’s presently is unable to predict.

In addition to the foregoing, in the wake of the credit crisis, many legislative and regulatory bodies, both in the U.S. and in other countries, have been studying or pursuing new laws and regulations addressing CRAs and the use of credit ratings, particularly in the area of structured finance securities, and the role of CRAs in leading up to such disruptions. Given the G-20 statement, it is likely that such initiatives will lead to additional laws or regulations affecting Moody’s operations or profitability, the Company’s ability to compete, or the markets for its products and services. This could include adopting regulations that affect the need for debt securities to be rated, establish criteria for credit ratings or authorize only certain entities to provide credit ratings, which could negatively affect competition among rating agencies, the level of demand for ratings or the Company’s ability to provide objective assessments of creditworthiness. These initiatives, including legislation pending in the U.S. Congress, are likely to increase the costs associated with the operation of a CRA, alter the rating agencies’ communications with the issuers as part of the rating assignment process, change the regulatory framework to which CRAs are subject, affect the competitive environment in which CRAs operate and, due to liability standards included in versions of the Congressional bills, increase the legal risk associated with the issuance of credit ratings.

As existing laws and regulations applicable to credit ratings and rating agencies continue to evolve and new laws or regulations are adopted, the costs of compliance can be expected to increase, and Moody’s may not be able to pass on these costs through the pricing of its products. In addition, increased regulatory uncertainty over the scope, interpretation and administration of laws and regulations may increase costs, decrease demand or affect the manner in which Moody’s or its customers or users of credit ratings operate, or alter the economics of the credit ratings business by restricting or mandating the business models under which a CRA is permitted to operate.

Moody’s stock price may also be affected by speculation regarding legislative and regulatory initiatives and their potential impact on Moody’s business.

A description of several of the more recent regulatory initiatives in the U.S. and other countries is described above under the section entitled “Regulation” in Part I, Item 2 of the MD&A of this Form 10-Q.

Exposure to Litigation Related to Moody’s Rating Opinions

Currently, Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities, as part of ongoing investigations, and is responding to those inquiries. In addition, Moody’s faces litigation from parties claiming damages relating to ratings actions, as well as other related business practices. In these difficult economic times and turbulent markets, when the value of credit-dependent instruments has declined and defaults have increased, the number of investigations and legal proceedings Moody’s is facing has increased significantly. These proceedings impose additional expenses on the Company, which may increase over time as these matters progress procedurally, require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues, and, given the number of these proceedings and lawsuits, present a greater risk that Moody’s may be subject to fines or damages, which would be the case if we are deemed to have violated any laws or regulations. As Moody’s international business expands, these types of claims may increase or become more costly because foreign jurisdictions may not have legal protections or liability standards comparable to those that currently exist in the U.S. (such as protections for the expression of credit opinions as provided by the First Amendment) and may pose criminal rather than civil penalties for non-compliance. These risks often are and may continue to be difficult to assess or quantify and we may not have adequate insurance or reserves to cover them, and their existence and magnitude often remains unknown for substantial periods of time.

In addition, to the extent that any of the legislative initiatives pending in the U.S. Congress are successful in modifying, in a manner adverse to CRAs, the rules governing the potential liability of CRAs in connection with the issuance of ratings, the number of legal proceedings, especially as related to future ratings, may increase materially and the potential exposure of CRAs thereunder may also increase. The Company believes that adoption of these provisions may lead to unintended consequences that could negatively impact credit markets, including causing CRAs to cease to issue ratings on certain securities or issuers, increasing the cost of ratings, delaying issuances of ratings and restricting the public availability of ratings. Any such changes could materially negatively impact the Company’s business and prospects. It is possible that implementing changes to the Company’s operations to address the changed liability standards may result in lower revenues or increased expenses that the Company may not be able to recoup or offset, which could be material, and may not be successful in avoiding or mitigating the impact of the changed liability standard.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2010

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1-31	—	$—	—	$1,431.2 million
February 1-28	665,672	$26.89	665,672	$1,413.3 million
March 1-31	609,020	$26.95	442,393	$1,401.3 million

Total	1,274,692		1,108,065

(1)	Includes the surrender to the Company of 166,627 shares of common stock in March to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the first quarter of 2010, Moody’s repurchased 1.1 million shares of its common stock, at an aggregate cost of $29.9 million and issued 1.4 million shares under employee stock-based compensation plans.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008).

10

.1	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed April 26, 2010).

.2	2004 Moody’s Corporation Cash Incentive Plan, as amended, (incorporated by reference to Exhibit 10.2 to the report on Form 8-K of the Registrant file number 1-14037, filed April 26, 2010).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101

.1**	The following financial information from Moody’s Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL: (i) Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009; (ii) Consolidated Balance Sheets (Unaudited) at March 31, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009; (iv) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.

*	Filed herewith.
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 7, 2010

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)