Form 10-Q
period 2010-06-30
MOODYS CORP /DE/
filed 2010-08-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2010
Common Stock, par value $0.01 per share	234.3 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC.

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009.

CDOs	Collateralized debt obligations

CESR	Committee of European Securities Regulators

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Corporate Family Ratings	Rating opinion of a corporate family’s ability to honor all of its financial obligations which is assigned to the corporate family as if it had a single class of debt and a single consolidated legal entity structure. This rating is often issued in connection with ratings of leveraged finance transactions.

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CRA Reform Act	Credit Rating Agency Reform Act of 2006

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and MBS; part of SFG

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 MCO Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

TERM	DEFINITION

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ESP	Estimated selling price; price, as defined by the ASC, at which a vendor would transact if a deliverable were sold by the vendor regularly on a standalone basis

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a division of the Fitch Group which is a majority-owned subsidiary of Fimalac, S.A.

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FSF	Financial Stability Forum

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance ministers and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and the ECB

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

TERM	DEFINITION

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008; which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes and Series 2007-1 Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation - which comprises the D&B business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

RD&A

Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

TERM	DEFINITION

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Stock Plans	The 1998 Plan and the 2001 Plan

T&E	Travel and entertainment expenses

TALF	A Federal Reserve credit facility authorized under section 13(3) of the Federal Reserve Act. The TALF is intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities (ABS) and improving the market conditions for ABS more generally

TPE	Third party evidence; evidence, as defined in the ASC, used to determine selling price based on a vendor’s or any competitor’s largely interchangeable products or services in standalone sales transactions to similarly situated customers

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VAT	Value added tax

VSOE	Vendor specific objective evidence; evidence, as defined in the ASC, of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 MCO Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved on December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved on March 27, 2009

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$477.8	$450.7	$954.4	$859.6

Expenses
Operating	134.3	128.0	270.2	250.4
Selling, general and administrative	137.5	116.7	266.3	226.9
Restructuring	0.3	3.1	(0.4)	14.9
Depreciation and amortization	15.2	15.7	31.0	31.3

Total expenses	287.3	263.5	567.1	523.5

Operating income	190.5	187.2	387.3	336.1

Non-operating (expense) income, net
Interest (expense) income, net	(9.0)	(6.1)	(22.3)	(9.4)
Other non-operating (expense) income, net	(3.6)	(6.5)	(4.6)	(10.5)

Total non-operating (expense) income, net	(12.6)	(12.6)	(26.9)	(19.9)

Income before provision for income taxes	177.9	174.6	360.4	316.2
Provision for income taxes	55.3	63.6	123.1	114.1

Net income	122.6	111.0	237.3	202.1
Less: Net income attributable to noncontrolling interests	1.6	1.7	2.9	2.6

Net income attributable to Moody’s	$121.0	$109.3	$234.4	$199.5

Earnings per share attributable to Moody’s common shareholders
Basic	$0.51	$0.46	$0.99	$0.85

Diluted	$0.51	$0.46	$0.99	$0.84

Weighted average number of shares outstanding
Basic	235.3	236.1	236.1	235.8

Diluted	236.5	238.1	237.8	237.3

Dividends declared per share attributable to Moody’s common shareholders	$0.105	$0.10	$0.105	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$485.9	$473.9
Short-term investments	7.7	10.0
Accounts receivable, net of allowances of $27.9 in 2010 and $24.6 in 2009	389.1	444.9
Deferred tax assets, net	42.5	32.3
Other current assets	34.8	51.8

Total current assets	960.0	1,012.9
Property and equipment, net of accumulated depreciation of $183.1 in 2010 and $164.8 in 2009	298.3	293.0
Goodwill	345.1	349.2
Intangible assets, net	93.1	104.9
Deferred tax assets, net	208.2	192.6
Other assets	53.0	50.7

Total assets	$1,957.7	$2,003.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$248.6	$317.2
Commercial paper	356.4	443.7
Current portion of long-term debt	7.5	3.8
Deferred revenue	481.7	471.3

Total current liabilities	1,094.2	1,236.0
Non-current portion of deferred revenue	99.4	103.8
Long-term debt	742.5	746.2
Deferred tax liabilities, net	21.1	31.4
Unrecognized tax benefits	171.0	164.2
Other liabilities	321.4	317.8

Total liabilities	2,449.6	2,599.4

Contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2010 and December 31, 2009	3.4	3.4
Capital surplus	372.7	391.1
Retained earnings	3,538.9	3,329.0
Treasury stock, at cost; 108,652,215 and 106,044,833 shares of common stock at June 30, 2010 and December 31, 2009, respectively	(4,331.8)	(4,288.5)
Accumulated other comprehensive loss	(83.3)	(41.2)

Total Moody’s shareholders’ deficit	(500.1)	(606.2)
Noncontrolling interests	8.2	10.1

Total shareholders’ deficit	(491.9)	(596.1)

Total liabilities and shareholders’ deficit	$1,957.7	$2,003.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$237.3	$202.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	31.0	31.3
Stock-based compensation expense	27.7	30.6
Excess tax benefits from stock-based compensation plans	(3.3)	(2.9)
Changes in assets and liabilities:
Accounts receivable	45.8	15.9
Other current assets	6.0	42.6
Other assets	(23.2)	(2.7)
Accounts payable and accrued liabilities	(55.0)	(11.2)
Restructuring	(4.3)	9.4
Deferred revenue	12.1	15.5
Unrecognized tax benefits	6.9	3.8
Other liabilities	23.0	(9.9)

Net cash provided by operating activities	304.0	324.5

Cash flows from investing activities
Capital additions	(35.3)	(34.8)
Purchases of short-term investments	(14.3)	(2.3)
Sales and maturities of short-term investments	16.3	4.4
Cash paid for acquisitions, net of cash acquired	—	(0.9)

Net cash used in investing activities	(33.3)	(33.6)

Cash flows from financing activities
Borrowings under revolving credit facilities	—	2,232.0
Repayments of borrowings under revolving credit facilities	—	(2,635.0)
Issuance of commercial paper	1,909.9	5,013.6
Repayments of commercial paper	(1,997.1)	(4,747.9)
Net proceeds from stock-based compensation plans	14.3	12.4
Cost of treasury shares repurchased	(99.9)	—
Excess tax benefits from stock-based compensation plans	3.3	2.9
Payment of dividends	(49.5)	(47.2)
Payment of dividends to noncontrolling interests	(4.1)	(2.9)
Payments under capital lease obligations	(0.7)	(0.8)

Net cash used in financing activities	(223.8)	(172.9)
Effect of exchange rate changes on cash and cash equivalents	(34.9)	28.9

Net increase in cash and cash equivalents	12.0	146.9
Cash and cash equivalents, beginning of the period	473.9	245.9

Cash and cash equivalents, end of the period	$485.9	$392.8

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

The Company operated as part of Old D&B until September 30, 2000, when Old D&B separated into two publicly traded companies—Moody’s Corporation and New D&B. At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company. The remaining business of Old D&B consisted solely of the business of providing ratings and related research and credit risk management services and was renamed Moody’s Corporation. For purposes of governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution and to provide for an orderly transition, the Company and New D&B entered into various agreements including a distribution agreement, tax allocation agreement and employee benefits agreement.

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

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately. In instances where the Company is not able to establish VSOE for all deliverables in a multiple element arrangement, which may be due to the Company infrequently selling each element separately, not selling products within a reasonably narrow price range, or only having a limited sales history, the Company attempts to establish TPE for deliverables. The Company determines whether TPE exists by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. However, due to the difficulty in obtaining third party pricing, possible differences -in its market strategy from that of its peers and the potential that products and services offered by the Company may contain a significant level of differentiation and/or customization such that the comparable pricing of products with similar functionality cannot be obtained, the Company generally is unable to reliably determine TPE. Based on the selling price hierarchy established by ASU 2009-13, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to is pricing practices such as costs and margin objectives, standalone sales prices of similar products, percentage of the fee charged for a primary product or service relative to a related product or service, and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The Company reviews its determination of VSOE, TPE and ESP on an annual basis or more frequently as needed.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

NOTE 3. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock compensation cost	$12.9	$16.1	$27.7	$30.6
Tax benefit	$4.7	$5.9	$10.6	$11.3

During the first half of 2010, the Company granted 2.3 million employee stock options, which had a weighted average grant date fair value of $10.43 per share based on the Black-Scholes option-pricing model. The Company also granted 1.1 million shares of restricted stock in the first six months of 2010, which had a weighted average grant date fair value of $26.40 per share. Of the shares granted, approximately 0.3 million contained a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three year period.

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

Unrecognized compensation expense at June 30, 2010 was $47.0 million and $42.2 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.6 years and 1.5 years, respectively.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
Stock option exercises:	2010	2009
Proceeds from stock option exercises	$17.5	$12.1
Aggregate intrinsic value	$9.1	$8.0
Tax benefit realized upon exercise	$3.7	$3.2

	Six Months Ended June 30,
Restricted stock vesting:	2010	2009
Fair value of shares vested	$12.4	$7.9
Tax benefit realized upon vesting	$4.6	$2.9

NOTE 4. INCOME TAXES

Moody’s effective tax rate was 31.1% and 36.4% for the three month periods ended June 30, 2010 and 2009, respectively and 34.2% and 36.1% for the six month periods ended June 30, 2010 and 2009, respectively. The decrease in the effective tax rate in both periods was primarily due to the completion of various tax audits resulting in the recognition of UTBs and lower taxes on foreign income. A favorable resolution of a Legacy Tax Matter in both the second quarter of 2010 and 2009 resulted in a tax benefit of $3.1 million and $4.3 million, respectively.

The Company classifies interest related to UTBs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the second quarter of 2010, the Company had an overall decrease in its UTBs of $1.9 million ($3.0 million, net of federal tax benefit), and an overall increase in its UTBs during the first six months of 2010 of $6.8 million ($2.4 million, net of federal tax benefit).

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Prepaid taxes of $3.0 million and $18.6 million at June 30, 2010 and December 31, 2009, respectively, are included in other current assets in the consolidated balance sheets.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. Moody’s U.S. federal tax returns filed for the years 2006 through 2008 remain subject to examination by the IRS. The Company’s tax filings in New York State for the years 2004 through 2007 are currently under examination. The income tax returns for 2008 remain open to examination for both New York State and New York City. Tax filings in the U.K. for 2006 are currently under examination by the U.K. taxing authorities and for 2007 and 2008 remain open to examination.

For ongoing audits related to open tax years, it is possible the balance of UTBs could decrease in the next twelve months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which could necessitate increases to the balance of UTBs. As the Company is unable to predict the timing or outcome of these audits, it is therefore unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure for all open tax years by tax jurisdiction in accordance with the applicable provisions of topic 740 of the ASC regarding UTBs. Additionally, the Company is seeking tax rulings on certain tax positions that, if granted, could decrease the balance of UTPs over the next twelve months however, due to the uncertainty involved with this process, the Company is unable to estimate the amount of changes to the balance of UTPs at this time.

NOTE 5. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic	235.3	236.1	236.1	235.8
Dilutive effect of shares issuable under stock-based compensation plans	1.2	2.0	1.7	1.5

Diluted	236.5	238.1	237.8	237.3

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	16.6	15.1	16.5	16.7

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2010 and 2009. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 6. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to 11 months and one month to three months as of June 30, 2010 and December 31, 2009, respectively. Interest and dividends are recorded into income when earned.

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

The Company engages in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts are utilized to hedge exposures related to changes in FX rates. As of June 30, 2010, all FX options and forward exchange contracts had maturities between one and five months. The hedging program mainly utilizes FX options. The forward exchange contracts are immaterial. Both the FX options and forward exchange contracts are designated as cash flow hedges.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The following table summarizes the notional amounts of the Company’s outstanding FX options:

	June 30, 2010	December 31, 2009
Notional amount of Currency Pair:
GBP/USD	£1.6	£5.0
EUR/USD	€3.7	€9.9
EUR/GBP	€6.8	€21.0

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 11. These interest rate swaps are designated as cash flow hedges.

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain intercompany loans denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the intercompany loan.

The tables below show the classification between assets and liabilities on the Company’s consolidated balance sheets of the fair value of derivative instruments as well as information on gains/(losses) on those instruments:

	Fair Value of Derivative Instruments
	Asset		Liability
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
FX options	$1.3	$1.2	$—	$—
Interest rate swaps	—	—	9.5	7.6

Total derivatives designated as hedging instruments	1.3	1.2	9.5	7.6
Derivatives not designated as hedging instruments:
FX forwards on intercompany loans	0.5	0.3	1.6	1.0

Total	$1.8	$1.5	$11.1	$8.6

The fair value of FX options and interest rate swaps are included in other current assets and other liabilities, respectively, in the consolidated balance sheets at June 30, 2010 and December 31, 2009. The fair value of the FX forwards are included in other current assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheets at June 30, 2010 and December 31, 2009. All of the above derivative instruments are valued using Level 2 inputs as defined in Topic 820 of the ASC. In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009		2010	2009
FX options	$0.4	$(0.2)	Revenue	$(0.3)	$0.6	Revenue	$(0.2)	$—
Interest rate swaps	(1.3)	1.2	Interest expense	(0.8)	(0.6)	N/A	—	—

Total	$(0.9)	$1.0		$(1.1)	$—		$(0.2)	$—

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009		2010	2009
FX options	$0.5	$0.2	Revenue	$(0.5)	$0.9	Revenue	$(0.2)	$(0.2)
Interest rate swaps	(2.5)	0.9	Interest expense	(1.6)	(1.1)	N/A	—	—

Total	$(2.0)	$1.1		$(2.1)	$(0.2)		$(0.2)	$(0.2)

All gains and losses on derivatives designated as hedging instruments are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for the FX options and into Interest expense, net for the interest rate swaps) as the underlying transaction is recognized. The existing realized gains as of June 30, 2010 expected to be reclassified to earnings in the next twelve months are $0.2 million, net of tax.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	June 30, 2010	December 31, 2009
FX options	$—	$(1.2)
Interest rate swaps	(6.0)	(5.1)

Total	$(6.0)	$(6.3)

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2010			Year Ended December 31, 2009
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$11.1	$338.1	$349.2	$10.6	$327.4	$338.0
Additions/adjustments	—	—	—	(0.3)	5.0	4.7
FX translation	(0.6)	(3.5)	(4.1)	0.8	5.7	6.5

Ending balance	$10.5	$334.6	$345.1	$11.1	$338.1	$349.2

The 2009 additions/adjustments for the MA segment in the table above relate primarily to adjustments made to the purchase accounting associated with the December 2008 acquisitions.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Acquired intangible assets and related amortization consisted of:

	June 30, 2010	December 31, 2009
Customer lists	$79.0	$80.6
Accumulated amortization	(45.4)	(42.8)

Net customer lists	33.6	37.8

Trade secret	25.5	25.5
Accumulated amortization	(9.7)	(8.7)

Net trade secret	15.8	16.8

Software	49.9	55.0
Accumulated amortization	(16.0)	(14.8)

Net software	33.9	40.2

Other	27.6	26.8
Accumulated amortization	(17.8)	(16.7)

Net other	9.8	10.1

Total acquired intangible assets, net	$93.1	$104.9

Other intangible assets primarily consist of databases, trade names and covenants not to compete.

Amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization expense	$3.9	$4.2	$7.9	$8.2

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2010 (after June 30)	$7.5
2011	14.2
2012	13.7
2013	13.5
2014	10.3
Thereafter	33.9

Intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the six months ended June 30, 2010 there were no impairments to goodwill or intangible assets. For the six months ended June 30, 2009, there were no impairments to goodwill, however $0.2 million of intangible assets was included in the restructuring charge as further described in Note 9 below.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

NOTE 9. RESTRUCTURING

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. The 2009 Restructuring Plan consisted of headcount reductions of approximately 150 positions representing approximately 4% of the Company’s workforce at December 31, 2008 as well as contract termination costs and the divestiture of non-strategic assets. The Company’s plan included closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. There was $0.2 million in accelerated amortization for intangible assets recognized in the first quarter of 2009 relating to the closure of the Jakarta, Indonesia office. The remaining liability relating to this charge will result in cash outlays that will be substantially paid out over the next twelve months. The cumulative amount of expense incurred from inception through June 30, 2010 for the 2009 Restructuring Plan was $14.7 million. The 2009 Restructuring Plan was substantially complete at September 30, 2009.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that reduced global headcount by approximately 275 positions, or approximately 7.5% of the workforce at September 30, 2007, in response to the Company’s reorganization announced in August 2007 and a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the 2007 Restructuring Plan was a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA and (iii) an anticipated decline in new securities issuance in some market sectors. The 2007 Restructuring Plan also called for the termination of technology contracts as well as the outsourcing of certain technology functions. The cumulative amount of expense incurred from inception through June 30, 2010 for the 2007 Restructuring Plan was $49.9 million. The 2007 Restructuring Plan was substantially complete as of December 31, 2008.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
2007 Restructuring Plan	$0.2	$0.3	$0.5	$0.9
2009 Restructuring Plan	0.1	$2.8	(0.9)	14.0

Total	$0.3	$3.1	$(0.4)	$14.9

The amount related to the 2009 Restructuring Plan for the three months and six months ended June 30, 2009 reflects costs associated with initial estimates for this plan. All other amounts in the table above reflect adjustments to previous estimates for both plans.

Changes to the restructuring liability during the first six months of 2010 were as follows:

	Employee Termination Costs				Total Restructuring Liability
	Severance	Pension Settlements	Total	Contract Termination Costs
Balance at December 31, 2009	$4.4	$8.1	$12.5	$1.5	$14.0
2007 Restructuring Plan
Cost incurred and adjustments	(0.2)	—	(0.2)	0.6	0.4
Cash payments	—	—	—	(0.6)	(0.6)
2009 Restructuring Plan
Cost incurred and adjustments	(1.0)	—	(1.0)	—	(1.0)
Cash payments	(2.6)	—	(2.6)	(0.4)	(3.0)
FX Translation	(0.1)	—	(0.1)	—	(0.1)

Balance at June 30, 2010	$0.5	$8.1	$8.6	$1.1	$9.7

As of June 30, 2010, the remaining restructuring liability of $1.6 million relating to severance and contract termination costs is expected to be paid out before the end of 2010. Payments related to the $8.1 million unfunded pension liability will be paid in accordance with the Post-Retirement Plans when certain of the affected employees reach retirement age.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Severance and contract termination costs of $1.6 million and $5.9 million as of June 30, 2010 and December 31, 2009, respectively, are recorded in accounts payable and accrued liabilities in the Company’s consolidated balance sheets. Additionally, the amount for pension settlements is recorded within other liabilities as of June 30, 2010 and December 31, 2009.

NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans primarily for U.S. based employees. The DBPPs provide defined benefits using a cash balance formula based on years of service and career average salary for its U.S. employees or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans are collectively referred to herein as the Post-Retirement Plans.

Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008. New U.S. employees will instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s U.S. DBPPs continue to accrue benefits based on existing plan benefit formulas.

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Post-Retirement Plans
	2010	2009	2010	2009
Components of net periodic expense
Service cost	$3.3	$3.0	$0.2	$0.2
Interest cost	2.9	2.4	0.2	0.2
Expected return on plan assets	(2.6)	(2.5)	—	—
Amortization of net actuarial loss from earlier periods	0.6	0.1	—	—
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—

Net periodic expense	$4.3	$3.1	$0.4	$0.4

	Six Months Ended June 30,
	Pension Plans		Other Post-Retirement Plans
	2010	2009	2010	2009
Components of net periodic expense
Service cost	$6.8	$6.1	$0.4	$0.4
Interest cost	6.0	4.9	0.4	0.4
Expected return on plan assets	(5.3)	(5.0)	—	—
Amortization of net actuarial loss from earlier periods	1.4	0.3	—	—
Amortization of net prior service costs from earlier periods	0.3	0.2	—	—

Net periodic expense	$9.2	$6.5	$0.8	$0.8

In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the related reconciliation measure, which modifies certain provisions of the Act, were signed into law. The Act repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy. The provision of the Act is effective for taxable years beginning after December 31, 2010 and the reconciliation measure delays the aforementioned repeal of the drug coverage expense reduction by two years to December 31, 2012. The Company has accounted for the enactment of the two laws in the first quarter of 2010, for which the impact to the Company’s income tax expense and net income was immaterial.

The Company made payments of $0.9 million to its unfunded DBPPs and $0.2 million to its other post-retirement plans during the six months ended June 30, 2010. The Company presently anticipates making additional payments of $7.5 million to its unfunded DBPPs and $0.4 million to its other post-retirement plans during the remainder of 2010.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

NOTE 11. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2010	December 31, 2009
2007 Facility	$—	$—
Commercial paper, net of unamortized discount of $0.1 million at both 2010 and 2009	356.4	443.7
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	150.0

Total Debt	1,106.4	1,193.7
Current portion	(363.9)	(447.5)

Total long-term debt	$742.5	$746.2

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) federal funds rate; (d) LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.4% and 0.3% as of June 30, 2010 and December 31, 2009, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

At June 30, 2010, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2010, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expense on borrowings	$(10.6)	$(12.5)	$(21.4)	$(24.4)
Income	0.5	0.6	1.1	1.4
Expense on UTBs and other tax related liabilities	(1.6)	(0.7)	(5.1)	6.7
Capitalized	0.2	—	0.6	0.4
Legacy Tax (a)	2.5	6.5	2.5	6.5

Total interest expense, net	$(9.0)	$(6.1)	$(22.3)	$(9.4)

(a)	The amounts in both years represent interest income related to the favorable settlement of Legacy Tax Matters, as further discussed in Note 12 below.

Net interest expense of $9.4 million for the first six months of 2009 reflects a reduction of approximately $12 million related to tax and tax-related liabilities.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The Company’s long-term debt, including the current portion, is recorded at cost. The fair value and carrying value of the Company’s long-term debt as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$300.0	$309.8	$300.0	$291.1
Series 2007-1 Notes	300.0	321.4	300.0	298.6
2008 Term Loan	150.0	150.0	150.0	150.0

Total	$750.0	$781.2	$750.0	$739.7

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

Following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last several years, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing investigation, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is responding to such investigations and inquiries.

On July 1, 2008, Moody’s publicly announced the results of the Company’s investigation into the issues raised in a May 21, 2008 report by a newspaper concerning a coding error in a model used in the rating process for certain constant-proportion debt obligations. The Company’s investigation determined that, in April 2007, members of a European rating surveillance committee engaged in conduct contrary to Moody’s Code of Professional Conduct. On March 18, 2010, MIS received a “Wells Notice” from the Staff of the SEC stating that the Staff is considering recommending that the Commission institute administrative and cease-and-desist proceedings against MIS in connection with MIS’s initial June 2007 application on SEC Form NRSRO to register as a nationally recognized statistical rating organization under the Credit Rating Agency Reform Act of 2006 (the “CRA Reform Act”). That application, which is publicly available on the Regulatory Affairs page of http://www.moodys.com, included a description of MIS’s procedures and principles for determining credit ratings. The Staff has informed Moody’s that the recommendation it is considering is based on the theory that MIS’s descriptions of its procedures and principles were rendered false and misleading as of the time the application was filed with the SEC because of the Company’s later finding that a rating committee policy had been violated. MIS disagrees with the Staff that the violation of a company policy by a company employee renders the policy itself false and misleading and has submitted a response to the Wells Notice explaining why its initial application was accurate and why it believes enforcement charges are unwarranted.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2010, Moody’s has recorded liabilities for Legacy Tax Matters totaling $57.0 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Settlement agreements were executed with the IRS in 2005 regarding the Legacy Tax Matters for the years 1989-1990 and 1993-1996. These settlements represent substantially all of the total potential liability to the IRS, including penalties. As of June 30, 2010, the Company continues to carry a liability of $2.0 million for the remaining potential exposure. In addition, with respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter, resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million represents interest and $4.3 million is a reduction of tax expense.

Amortization Expense Deductions

This Legacy Tax Matter, which was affected by developments in June 2007 and 2008 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. As noted below, the Company has challenged the IRS’s actions and recovered a portion of these amounts. The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, in the second quarter of 2008, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of June 30, 2010, Moody’s liability with respect to this matter totaled $55.1 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $57 million of these deposits ($24.6 million for New D&B and $31.9 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices. As noted above, in November 2007 the IRS used a portion of Moody’s share of the deposit to satisfy an assessment and related interest; it subsequently returned the balance of the deposit with interest. The Company has pursued a refund of a portion of the outstanding amount. In May 2010, the IRS refunded $5.2 million to the Company for the 1997 tax year, which included interest of approximately $2.5 million.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

NOTE 13. COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

The components of total comprehensive income, net of tax, are as follows:

	Three months ended June 30,
	2010			2009
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$121.0	$1.6	$122.6	$109.3	$1.7	$111.0
Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $0.1 million and $0.3 million in 2010 and 2009, respectively)	0.3	—	0.3	1.0	—	1.0
FX translation (net of tax of $11.8 million and $2.1 million in 2010 and 2009, respectively)	(2.5)	(0.7)	(3.2)	49.2	(0.9)	48.3
Net actuarial gains and prior service costs (net of tax of $2.9 million and $2.1 million in 2010 and 2009, respectively)	4.1	—	4.1	3.1	—	3.1
Amortization and recognition of actuarial losses and prior service costs (net of tax of $0.3 million and $0.1 million in 2010 and 2009, respectively)	0.5	—	0.5	0.1	—	0.1

Total comprehensive income	$123.4	$0.9	$124.3	$162.7	$0.8	$163.5

	Six months ended June 30,
	2010			2009
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$234.4	$2.9	$237.3	$199.5	$2.6	$202.1
Net realized and unrealized gain/ (loss) on cash flow hedges, net of tax of $0.2 million and $0.3 million in 2010 and 2009, respectively.	0.3	—	0.3	1.5	—	1.5
FX translation, net of tax of $8.6 million and $11.7 million in 2010 and 2009, respectively.	(47.3)	(0.4)	(47.7)	17.3	(0.2)	17.1
Net actuarial gains and prior service costs (net of tax of $2.9 million and $2.1 million in 2010 and 2009, respectively)	4.1	—	4.1	3.1	—	3.1
Amortization and recognition of actuarial losses and prior service costs (net of tax of $1.0 million and $0.2 million in 2010 and 2009, respectively)	0.8	—	0.8	0.3	—	0.3

Total comprehensive income	$192.3	$2.5	$194.8	$221.7	$2.4	$224.1

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The following tables summarize the activity in the Company’s noncontrolling interests:

	Six months ended June 30,
	2010	2009
Beginning Balance	10.1	$8.3
Net income attributable to noncontrolling interests	2.9	2.6
Dividends declared to noncontrolling interests	(4.4)	(2.9)
FX translation	(0.4)	(0.2)

Ending Balance	$8.2	$7.8

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

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three and six month periods ended June 30, 2010, and total assets by segment as of June 30, 2010 and December 31, 2009.

Financial Information by Segment

	Three Months Ended June 30,
	2010				2009
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$344.1	$149.2	$(15.5)	$477.8	$324.7	$140.4	$(14.4)	$450.7
Expenses:
Operating, SG&A	179.6	107.7	(15.5)	271.8	163.2	95.9	(14.4)	244.7
Restructuring	0.2	0.1	—	0.3	0.5	2.6	—	3.1
Depreciation and amortization	7.5	7.7	—	15.2	7.5	8.2	—	15.7

Total	187.3	115.5	(15.5)	287.3	171.2	106.7	(14.4)	263.5

Operating income	$156.8	$33.7	$—	$190.5	$153.5	$33.7	$—	$187.2

	Six Months Ended June 30,
	2010				2009
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$694.9	$290.3	$(30.8)	$954.4	$609.6	$279.1	$(29.1)	$859.6
Expenses:
Operating, SG&A	357.1	210.2	(30.8)	536.5	315.8	190.6	(29.1)	477.3
Restructuring	(0.3)	(0.1)	—	(0.4)	8.1	6.8	—	14.9
Depreciation and amortization	15.6	15.4	—	31.0	15.2	16.1	—	31.3

Total	372.4	225.5	(30.8)	567.1	339.1	213.5	(29.1)	523.5

Operating income	$322.5	$64.8	$—	$387.3	$270.5	$65.6	$—	$336.1

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The cumulative restructuring charges incurred since the fourth quarter of 2007 through June 30, 2010 for both restructuring plans, which is further described in Note 9 above, are $48.5 million and $16.1 million for the MIS and MA operating segments, respectively.

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

The tables below present revenue by LOB by segment and reflect the aforementioned MA business realignment:

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
MIS:
Structured finance (SFG)	$73.1	$74.6	$144.6	$147.0
Corporate finance (CFG)	127.9	107.5	254.3	191.6
Financial institutions (FIG)	63.2	67.3	139.4	123.6
Public, project and infrastructure finance (PPIF)	64.4	60.9	125.8	118.3

Total external revenue	328.6	310.3	664.1	580.5
Intersegment royalty	15.5	14.4	30.8	29.1

Total MIS	344.1	324.7	694.9	609.6

MA:
Research, data and analytics (RD&A)	105.2	102.3	209.8	204.3
Risk management software (RMS)	39.2	33.9	72.5	66.0
Professional Services	4.8	4.2	8.0	8.8

Total MA	149.2	140.4	290.3	279.1

Eliminations	(15.5)	(14.4)	(30.8)	(29.1)

Total MCO	$477.8	$450.7	$954.4	$859.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$261.5	$237.1	$516.1	$446.0

International:
EMEA	144.9	152.1	298.4	296.6
Other	71.4	61.5	139.9	117.0

Total International	216.3	213.6	438.3	413.6

Total	$477.8	$450.7	$954.4	$859.6

	June 30, 2010				December 31, 2009
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets by Segment:
Total Assets	$619.6	647.2	690.9	$1,957.7	$579.4	724.9	699.0	$2,003.3

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

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

NOTE 16. SUBSEQUENT EVENT

On July 26, 2010, the Board approved the declaration of a quarterly dividend of $0.105 per share of Moody’s common stock, payable on September 10, 2010 to shareholders of record at the close of business on August 20, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 55 for a discussion of uncertainties, risks and other factors associated with these statements.

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

In the fourth quarter of 2009, the MA businesses were realigned and renamed to reflect the reporting unit structure for the MA segment at December 31, 2009. Pursuant to this realignment the subscriptions business was renamed RD&A and the software business was renamed RMS. The revised groupings classify license software sales, certain subscription-based risk management software revenue, maintenance and advisory services relating to software sales to the redefined RMS business. The following tables are reconciliations of the revenue groupings previously disclosed to the new groupings for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenue reported as per filing in prior year:
Subscriptions	$117.8	$234.8
Software	17.4	33.5
Professional Services	5.2	10.8

Total MA	$140.4	$279.1

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Reclassification for 2009 realignment:
Subscriptions	$(15.5)	$(30.5)
Software	16.5	32.5
Professional Services	(1.0)	(2.0)

Total MA	$—	$—

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenue Reported:
Research, data and analytics (RD&A)	$102.3	$204.3
Risk management software (RMS)	33.9	66.0
Professional Services	4.2	8.8

Total MA	$140.4	$279.1

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

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to adjustments made to the Company’s 2007 and 2009 Restructuring Plans and Legacy Tax Matters, further described in Note 9 and Note 12, respectively, to the Company’s condensed consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

Executive Summary

Moody’s revenue for the second quarter of 2010 totaled $477.8 million, an increase of $27.1 million compared to the same period in 2009. Total expenses were $287.3 million, an increase of $23.8 million compared to the second quarter of 2009. Operating income of $190.5 million in the second quarter of 2010 increased $3.3 million compared to the same period in the prior year. Excluding the restructuring charge in 2009 and minor restructuring-related adjustments in 2010, the second quarter 2010 operating income of $190.8 million increased $0.5 million over the prior year period. Diluted EPS of $0.51 for the second quarter of 2010 increased $0.05 over the prior year period and included a $0.02 favorable impact relating to the resolution of a Legacy Tax Matter. Excluding the aforementioned Legacy Tax Matter in 2010, diluted EPS of $0.49 increased $0.06, or 14%, from $0.43 in 2009, which excludes a prior year favorable impact of $0.04 related to the resolution of a Legacy Tax Matter and an unfavorable $0.01 impact for restructuring.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
United States	$261.5	$237.1	10%

International:
EMEA	144.9	152.1	(5)%
Other	71.4	61.5	16%

Total International	216.3	213.6	1%

Total	477.8	450.7	6%
Expenses:
Operating	134.3	128.0	(5)%
SG&A	137.5	116.7	(18)%
Restructuring	0.3	3.1	90%
Depreciation and amortization	15.2	15.7	3%

Total	287.3	263.5	(9)%

Operating income	$190.5	$187.2	2%

Interest (expense) income, net	$(9.0)	$(6.1)	(48)%
Other non-operating (expense) income, net	$(3.6)	$(6.5)	45%
Net income attributable to Moody’s	$121.0	$109.3	11%

Global revenue of $477.8 million in the second quarter of 2010 increased $27.1 million compared to the same period in 2009, reflecting modest growth in ratings revenue primarily due to strong bank loan issuance partially offset by declines in investment-grade corporate debt issuance, coupled with modest growth in MA revenue. Transaction revenue accounted for 41% of global MCO revenue in the second quarter of 2010 compared to 39% in the same period of the prior year. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from the professional services line of business which offers credit risk management advisory and training services, which are typically sold on a per-engagement basis.

U.S. revenue increased $24.4 million over the second quarter of 2009, and reflects modest growth in both segments. The growth in U.S. ratings revenue reflects strong bank loan issuance, partially offset by declines in high-yield and investment-grade corporate debt issuance as well as insurance related issuance. The MA growth is primarily due to increases in RMS revenue.

International revenue increased $2.7 million compared to the same period in 2009, primarily reflecting growth in all LOBs within MA, partially offset by modest declines in ratings revenue. The decrease in ratings revenue reflects declines in investment-grade corporate debt and insurance related issuance, partially offset by higher rated issuance for high-yield corporate debt across all non-U.S. regions.

The table below shows Moody’s global staffing by geographic area:

	June 30,		% Change
	2010	2009
United States	2,223	2,099	6%
International	1,921	1,811	6%

Total	4,144	3,910	6%

Operating expenses were $134.3 million in the second quarter of 2010, an increase of $6.3 million from the second quarter of 2009 and was primarily due to higher compensation costs. The increase primarily reflects approximately $3 million higher incentive compensation resulting from greater achievement against targeted results compared to the prior year period. Additionally, the increase in compensation costs reflects modest increases in headcount within the MA operating segment and higher salaries primarily due to annual merit increases.

SG&A expenses of $137.5 million for the second quarter of 2010 increased $20.8 million from the same quarter in 2009. The increase is due to both higher compensation and non-compensation costs compared to 2009. Non-compensation expenses increased approximately $15 million over the prior year primarily reflecting higher professional service costs relating to ongoing investments in technology infrastructure as well as higher legal and litigation-related costs related to ongoing matters. Compensation costs increased approximately $6 million primarily due to higher salaries which reflects headcount growth in support areas such as compliance and IT as well as annual merit increases.

Restructuring expense in the second quarter of 2010 reflects adjustments to previous estimates associated with the 2007 and 2009 Restructuring Plans. Restructuring expense of $3.1 million in the second quarter of 2009 reflects costs associated with headcount reductions, divestiture of non-strategic assets and contract termination costs relating to office closures in accordance with the 2009 Restructuring Plan, as well as adjustments to previous estimates for both the 2007 and 2009 Restructuring Plans.

Operating income for the quarter was $190.5 million, up $3.3 million from the second quarter of 2009, reflecting the $27.1 million increase in revenue partially offset by the $23.8 million increase in operating expenses. Excluding the 2009 restructuring charge and restructuring-related adjustments in both years, operating income of $190.8 million increased $0.5 million over the second quarter of 2009. Changes in FX translation rates had a $3 million favorable impact on operating income in the second quarter of 2010.

Interest (expense) income, net for the three months ended June 30, 2010 was $(9.0) million, a $2.9 million increase compared to the same period in 2009. The increase is primarily due to interest income of $2.5 million relating to the favorable resolution of a Legacy Tax Matter in the second quarter of 2010 compared to a $6.5 million of Legacy Tax interest income in the same period in 2009.

Other non-operating (expense) income, net of $(3.6) million in the second quarter of 2010 decreased $2.9 million compared to the prior year. This decrease in expense reflects FX losses of approximately $(4) million in the second quarter of 2010 compared to losses of approximately $(6) million in the same period in 2009. The FX losses in both periods were primarily due to the weakening of the euro to the British pound.

Moody’s ETR was 31.1% for the quarter ended June 30, 2010, down from 36.4% in 2009. The decrease in the ETR was primarily due to the completion of various tax audits resulting in the recognition of UTBs and lower taxes on foreign income. Additionally, there were favorable resolutions of Legacy Tax Matters in both the second quarter of 2010 and 2009 that resulted in a tax benefit of $3.1 million and $4.3 million, respectively. Excluding the Legacy Tax Matters in both years, the ETR in the second quarter of 2010 of 32.7% decreased 610 Bps from 2009.

Net Income in the second quarter of 2010 was $121.0 million, or $0.51 per diluted share, and increased $11.7 million, or $0.05 per diluted share, compared to the prior year. Excluding benefits for favorable resolutions of Legacy Tax Matters as well as the 2009 restructuring charge and restructuring-related adjustments in both years, Net Income increased $13.6 million, or 13%, to $116.6 million, resulting in a $0.06, or 14%, increase in diluted EPS compared to the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Structured finance (SFG)	$73.1	$74.6	(2)%
Corporate finance (CFG)	127.9	107.5	19%
Financial institutions (FIG)	63.2	67.3	(6)%
Public, project and infrastructure finance (PPIF)	64.4	60.9	6%

Total external revenue	328.6	310.3	6%
Intersegment royalty	15.5	14.4	8%

Total MIS revenue	344.1	324.7	6%
Expenses:
Operating and SG&A	179.6	163.2	(10)%
Restructuring	0.2	0.5	60%
Depreciation and amortization	7.5	7.5	—%

Total	187.3	171.2	(9)%

Operating income	$156.8	$153.5	2%

The following is a discussion of external MIS revenue as well as operating expenses:

Global MIS revenue of $328.6 million in the second quarter of 2010 increased $18.3 million compared to the same period in 2009. The increase from prior year reflects strong growth in rated issuance for bank loans and higher fees from Indicative Ratings services in CFG, coupled with higher U.S. public finance revenue. These increases were partially offset by declines in investment-grade issuance within CFG and lower insurance related issuance in FIG. Transaction revenue for MIS in the second quarter of 2010 was 54% compared to 52% in 2009, with the increase reflecting the aforementioned strong rated issuance in the bank loan sector within CFG.

In the U.S., revenue was $194.5 million in the second quarter of 2010, an increase of $20.8 million, or 12%, compared to the second quarter of 2009. The increase relates primarily to strong rated issuance for bank loans as well as higher U.S. public finance revenue, partially offset by issuance declines in the high-yield and investment-grade sectors within CFG and insurance related issuance within FIG.

Non-U.S. revenue was $134.1 million in the second quarter of 2010, a decrease of $2.5 million, or 2%, over the prior year. The decrease primarily reflects lower investment-grade corporate debt and insurance-related issuance, most notably from within the EMEA region, partially offset by higher rated issuance for speculative-grade debt across all non-U.S. regions. Changes in FX translation rates had an approximate $2 million favorable impact on non-U.S. MIS revenue in the second quarter of 2010.

Global SFG revenue of $73.1 million in the second quarter of 2010 decreased $1.5 million compared to the same period in 2009, reflecting lower revenue in the derivatives and asset-backed securities sectors partially offset by increased issuance activity in U.S. CREF. In the second quarter of 2010, transaction-based revenue accounted for 40% of total SFG revenue, down slightly from 41% in 2009. In the U.S., revenue of $36.5 million in the second quarter of 2010 decreased $1.7 million compared to the prior year and primarily related to declines in the derivatives and asset-backed securities sectors, partially offset by an increase in CREF issuance. The decrease in asset-backed securities revenue reflects a decline in U.S. asset-backed commercial paper outstanding. The decline in U.S. derivative revenue reflects a delay in issuance potentially reflecting both economic and regulatory uncertainties. The increase in U.S. CREF revenue is primarily due to higher real estate investment trust related issuance reflecting narrowing credit spreads for this asset class. Non-U.S. revenue of $36.6 million in the second quarter of 2010 increased $0.2 million compared to the prior year, reflecting an increase in issuance for structured covered bonds. This increase was partially offset by declines in EMEA securitization activity due to reduced use of government-sponsored facilities as well as economic and regulatory uncertainties.

Global CFG revenue of $127.9 million in the second quarter of 2010 increased $20.4 million from the prior year primarily due to an increase in rated issuance volume for bank loans as well as an increase for Indicative Ratings and Corporate Family Ratings, partially offset by declines in rated issuance volume for investment-grade debt. Transaction revenue represented 70% of total CFG revenue in the second quarter of 2010, compared to 68% in the prior year. In the U.S., second quarter 2010 revenue was $86.6 million, or 30% higher than the same period in 2009. This increase is primarily due to higher bank loan issuance reflecting a high volume of loan refinancing and leveraged buy-out activity compared to the same period in 2009 as well as an increase for Indicative and Corporate Family Ratings. These increases were partially offset by declines in investment-grade issuance which reflects a strong prior year period where many companies were refinancing their debt ahead of expected maturities as well as a decrease in rated issuance volume for high-yield corporate debt. Internationally, revenue of $41.3 million in the second quarter of 2010 was flat compared to the same period in 2009, driven primarily by declines in investment-grade issuance in EMEA offset by growth in high-yield corporate debt and Indicative Ratings and Corporate Family Ratings in the EMEA and Asia regions.

Global FIG revenue of $63.2 million in the second quarter of 2010 decreased $4.1 million from the prior year, primarily reflecting lower insurance related issuance in the U.S. and EMEA. Transaction revenue was 32% of global FIG revenue, down slightly from 33% the second quarter of 2009. In the U.S., revenue of $26.0 million in the second quarter of 2010 decreased $2.6 million compared to the prior year. The decline over the prior year was driven by lower insurance related issuance which reflects a strong comparative prior year period where insurers were taking advantage of favorable market conditions to refinance debt and recapitalize their balance sheets. Outside the U.S., revenue in the second quarter of 2010 was $37.2 million, or 4% lower than in the prior year, and was primarily due a strong comparative prior year period for insurance issuance as discussed above coupled with reduced investor demand due to sovereign debt uncertainties in the EU.

Global PPIF revenue was $64.4 million in the second quarter of 2010, an increase of $3.5 million compared to the same period in 2009, primarily reflecting increases in U.S. public finance revenue. Revenue generated from new transactions was 58% of total PPIF revenue in the second quarter of 2010, down from 60% in the prior year period. In the U.S., second quarter 2010 PPIF revenue increased 13% over the prior year primarily due to higher U.S. public finance revenue reflecting modest pricing increases from the prior year periods offsetting declines in issuance as many state and local governments have reduced spending. Outside the U.S., PPIF revenue decreased $1.7 million over the prior year, primarily due to lower infrastructure finance issuance in EMEA reflecting the uncertainty in the EU sovereign debt markets.

Operating and SG&A expenses in the second quarter of 2010 increased $16.4 million compared to the prior year and reflected increases in non-compensation and compensation expenses of approximately $14 million and $3 million, respectively. The increase in non-compensation expenses reflects higher legal and litigation-related costs relating to ongoing matters and higher IT consulting costs relating to investments in technology infrastructure. The increase in compensation expenses relates to higher incentive compensation due to greater achievement against targeted results in the second quarter of 2010 compared to the prior year as well as higher salaries reflecting headcount growth in support areas such as compliance and IT which are allocated to each segment based on a revenue-split methodology coupled with annual merit increases.

Operating income in the second quarter of 2010 of $156.8 million, which includes the intersegment royalty revenue, increased $3.3 million from the prior year and reflects the $19.4 million increase in total MIS revenue exceeding the $16.1 million increase in operating expenses. Excluding minor restructuring-related adjustments in 2010 and 2009, operating income in the second quarter of 2010 was $157.0 million, an increase of $3.0 million from the same period in 2009.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Research, data and analytics (RD&A)	$105.2	$102.3	3%
Risk management software (RMS)	39.2	33.9	16%
Professional services	4.8	4.2	14%

Total	149.2	140.4	6%

Expenses:
Operating and SG&A (including intersegment royalty)	107.7	95.9	(12)%
Restructuring	0.1	2.6	96%
Depreciation and amortization	7.7	8.2	6%

Total	115.5	106.7	(8)%

Operating income	$33.7	$33.7	—%

Global MA revenue in the second quarter of 2010 increased $8.8 million over the prior year, with growth in all LOBs. Recurring revenue, which includes subscriptions and software maintenance fees, comprised 88% of second quarter 2010 MA revenue, slightly lower than 91% in the same period of 2009.

Revenue in the U.S. increased $3.6 million, or 6%, over the prior year with increases in RMS comprising 86% of the growth. International revenue, which represented 55% of global MA revenue in both of the quarters ended June 30, 2010 and 2009, increased 7% over the prior year reflecting growth in all LOBs.

Global RD&A revenue, which comprised over 70% of total MA revenue in both quarters, increased $2.9 million, or 3%, over the prior year. The increase reflects greater demand for credit and economic research products and also gradual stabilization among capital markets customers as disruption from the global financial crisis recedes. Global RMS revenue in the second quarter of 2010 increased $5.3 million over the prior year, resulting primarily from the delivery and implementation of software licenses. Revenue from professional services increased $0.6 million. Revenue in the RMS and professional services LOBs are subject to quarterly volatility, reflecting the variable nature of project timing and the size of engagements.

Operating and SG&A expenses in the second quarter of 2010, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $11.8 million compared to 2009 reflecting both higher compensation and non-compensation costs of approximately $7 million and $5 million, respectively. The increase in compensation costs is primarily due to higher incentive compensation reflecting greater achievement against targeted results compared to the prior year coupled with higher salaries reflecting modest headcount increases to support business growth. The increase in non-compensation costs primarily reflects a general improvement in business and economic conditions resulting in increased travel-related expenses.

The restructuring expense in the second quarter of 2009 reflects costs associated with the divestiture of non-strategic assets and contract termination costs for office closures in accordance with the 2009 Restructuring Plan.

Operating income of $33.7 million in the second quarter of 2010, which includes the intersegment royalty expense, was flat compared to the prior year, reflecting the $8.8 million increase in revenue offset by the 8% increase in total expenses. Excluding the 2009 restructuring charge and minor restructuring-related adjustments in 2010, operating income totaled $33.8 million in the second quarter of 2010, a decrease of $2.5 million from the same quarter in 2009.

Six Months Ended June 30, 2010 compared with Six Months Ended June 30, 2009

Executive Summary

Moody’s revenue for the six months ended June 30, 2010 totaled $954.4 million, an increase of $94.8 million compared to the same period in 2009. Excluding the favorable impact from changes in FX translation rates, revenue in the first half of 2010 increased $82.1 million compared to 2009. Total expenses were $567.1 million, an increase of $43.6 million compared to the first six months of 2009, and included approximately $8 million in unfavorable changes from FX translation rates. Operating income of $387.3 million in the first half of 2010 increased $51.2 million compared to the same period in the prior year. Excluding the restructuring charge in 2009 and minor restructuring-related adjustments in 2010, the first half 2010 operating income of $386.9 million increased $35.9 million over the prior year period. Diluted EPS of $0.99 for the six months ended June 30, 2010, which included a $0.02 favorable impact relating to the resolution of a Legacy Tax Matter, increased $0.15 over the prior year period. Excluding the aforementioned Legacy Tax Matter and minor restructuring-related adjustments in 2010, diluted EPS of $0.97 increased $0.12, or 14%, from $0.85 in 2009, which excludes a prior year favorable impact of $0.03 related to the resolution of a Legacy Tax Matter and an unfavorable $0.04 impact relating to restructuring charges and restructuring-related adjustments.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
United States	$516.1	$446.0	16%

International:
EMEA	298.4	296.6	1%
Other	139.9	117.0	20%

Total International	438.3	413.6	6%

Total	954.4	859.6	11%

Expenses:
Operating	270.2	250.4	(8)%
SG&A	266.3	226.9	(17)%
Restructuring	(0.4)	14.9	103%
Depreciation and amortization	31.0	31.3	1%

Total	567.1	523.5	(8)%

Operating income	$387.3	$336.1	15%

Interest (expense) income, net	$(22.3)	$(9.4)	(137)%
Other non-operating (expense) income, net	$(4.6)	$(10.5)	56%
Net income attributable to Moody’s	$234.4	$199.5	17%

Global revenue of $954.4 million in the six months ended June 30, 2010 increased $94.8 million compared to the same period in 2009, reflecting good growth in ratings revenue and modest growth within MA. The growth in ratings revenue is primarily due to strong issuance activity in the first four months of 2010 within the corporate and financial institution debt markets. Transaction revenue accounted for 41% of global MCO revenue in the first half of 2010 compared to 36% in the same period of the prior year.

U.S. revenue increased $70.1 million over the first half of 2009 reflecting growth in all ratings LOBs, particularly in rated issuance for bank loans coupled with higher rated issuance for high-yield corporate bonds in first quarter of 2010. Partially offsetting these increases were declines in revenue from rating investment-grade corporate debt. Additionally, there was growth in all LOBs within the MA segment, most notably in RMS.

International revenue increased $24.7 million compared to the same period in 2009 primarily reflecting growth in CFG revenue, particularly in speculative-grade ratings in EMEA in the first quarter of 2010, coupled with higher banking related revenue across all non-U.S. regions. Additionally, the growth reflects higher RD&A and RMS revenue from within MA. These increases were partially offset by declines in most asset classes within SFG as well as declines in investment-grade issuance within the EMEA region. Changes in FX translation rates had an approximate $12 million favorable impact on international revenue in the first half of 2010.

Operating expenses were $270.2 million in the first half of 2010, an increase of $19.8 million from the same period in 2009 and was primarily due to higher compensation costs. The increase primarily reflects approximately $13 million higher incentive compensation resulting from greater achievement against targeted results compared to the prior year period. Additionally, the increase in compensation costs reflects approximately $6 million higher salaries primarily due to modest headcount increases in the MA operating segment, annual merit increases and unfavorable changes in FX translation rates compared to the prior year.

SG&A expenses of $266.3 million for the first half of 2010 increased $39.4 million from the same period in 2009. The increase is due to both higher compensation and non-compensation costs compared to 2009. Non-compensation expenses increased approximately $27 million over the prior year primarily reflecting higher professional service costs relating to ongoing investments in technology infrastructure as well as higher legal and litigation-related costs related to ongoing matters. Compensation costs increased approximately $13 million primarily due to higher salaries which reflects headcount growth in support areas such as compliance and IT as well as annual merit increases. Also driving the increase was higher incentive compensation costs reflecting greater achievement against targeted results compared to the prior period.

Restructuring expense in 2010 reflects adjustments to previous estimates associated with the 2007 and 2009 Restructuring Plans. Restructuring expense in 2009 reflects severance costs associated with the 2009 Restructuring Plan approved on March 27, 2009 and adjustments to the previous estimates for both plans.

Operating income for the six months ended June 30, 2010 was $387.3 million, up $51.2 million from the same period in 2009, reflecting the 11% increase in revenue partially offset by the 8% increase in operating expenses. Excluding the restructuring charge in 2009 and minor restructuring related adjustments in both years, operating income of $386.9 million increased $35.9 million over the first half of 2009. Changes in FX translation rates had a $5.1 million favorable impact on operating income in the first half of 2010.

Interest (expense) income, net for the six months ended June 30, 2010 was $(22.3) million, a $12.9 million increase compared to the same period in 2009. The increase relates primarily to an interest expense reduction of approximately $12 million in the first quarter of 2009 for UTBs and other tax-related liabilities that did not recur in 2010. Additionally, there was interest income related to the favorable settlement of Legacy Tax Matters of $2.5 million and $6.5 million in the six months ended June 30, 2010 and 2009, respectively.

Other non-operating (expense) income, net of $(4.6) million in the first half of 2010 decreased $5.9 million compared to the prior year. This decrease in expense reflects FX losses of approximately $(5) million in 2010 compared to losses of approximately $(11) million in 2009. The FX losses in both periods primarily reflect the weakening of the euro to the British pound.

Moody’s ETR was 34.2% for the first half of 2010, down from 36.1% in 2009. The decrease in the ETR was primarily due to the completion of various tax audits resulting in the recognition of UTBs and lower taxes on foreign income. Additionally, there were favorable resolutions of Legacy Tax Matters in both years that resulted in tax benefits of $3.1 million and $4.3 million in 2010 and 2009, respectively. Excluding the Legacy Tax Matters in both years, the ETR in 2010 of 35.0% decreased 240 Bps from 2009.

Net Income in the first half of 2010 was $234.4 million, or $0.99 per diluted share, and increased $34.9 million, or $0.15 per diluted share, compared to the prior year. Excluding benefits for favorable resolutions of Legacy Tax Matters as well as the 2009 restructuring charge and restructuring related adjustments in both periods, Net Income increased $28.9 million, or 14%, to $229.5 million, resulting in a $0.12, or 14%, increase in diluted EPS compared to the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Structured finance (SFG)	$144.6	$147.0	(2)%
Corporate finance (CFG)	254.3	191.6	33%
Financial institutions (FIG)	139.4	123.6	13%
Public, project and infrastructure finance (PPIF)	125.8	118.3	6%

Total external revenue	664.1	580.5	14%
Intersegment royalty	30.8	29.1	6%

Total MIS revenue	694.9	609.6	14%
Expenses:
Operating and SG&A	357.1	315.8	(13)%
Restructuring	(0.3)	8.1	104%
Depreciation and amortization	15.6	15.2	(3)%

Total	372.4	339.1	(10)%

Operating income	$322.5	$270.5	19%

The following is a discussion of external MIS revenue as well as operating expenses:

Global MIS revenue of $664.1 million in the first half of 2010 increased $83.6 million over 2009, or $72.7 million excluding favorable changes in FX translation rates, compared to the same period in 2009. The increase reflects strong growth in rated issuance for speculative-grade corporate debt and bank loans within CFG as well as good growth from banking related issuance within FIG. These increases were partially offset by declines in investment-grade issuance within CFG. Transaction revenue for MIS in the first half of 2010 was 54% compared to 49% in 2009, with the increase primarily reflecting the aforementioned strong volume of rated issuance in the high-yield and bank loan sectors within CFG as well as higher banking related issuance within FIG.

In the U.S., revenue was $383.7 million in the first half of 2010, an increase of $64.6 million, or 20%, compared to the same period in 2009. The increase relates primarily to strong issuance in bank loans and high-yield corporate debt within CFG, higher issuance in the CREF sector within SFG and good growth in banking and U.S. public finance issuance within FIG and PPIF, respectively. These increases were partially offset by declines in U.S. investment-grade rated issuance volume compared to the prior year.

Non-U.S. revenue was $280.4 million in the six months ended June 30 2010, an increase of $19.0 million, or 7%, over the prior year. The increase reflects growth in CFG revenue, particularly in speculative-grade issuance in EMEA, coupled with higher banking related rated issuance volume across all non-U.S. regions. These increases were partially offset by declines within the EMEA region in most asset classes in SFG coupled with a lower volume of rated issuance for investment-grade corporate debt. Changes in FX translation rates had an approximate $11 million favorable impact on non-U.S. MIS revenue in the first half of 2010.

Global SFG revenue of $144.6 million in the first half of 2010 decreased $2.4 million compared to the same period in 2009 reflecting lower revenue in the derivatives sector partially offset by increased issuance activity in U.S. CREF and structured covered bonds in EMEA. In the U.S., revenue of $73.3 million in the first half of 2010 increased $4.6 million compared to the prior year and primarily related to growth in CREF issuance, partially offset by continued declines in the derivatives sector. The increase in U.S. CREF revenue is primarily due to higher real estate investment trust related issuance reflecting narrowing credit spreads in this sector. Non-U.S. revenue of $71.3 million in the first half of 2010 decreased $7.0 million compared to the prior year, reflecting declines in most asset classes within the EMEA region reflecting the current uncertainty in the EU sovereign debt markets coupled with economic and regulatory uncertainties. These decreases were partially offset by an increase in rated issuance volume for structured covered bonds in EMEA. Favorable changes in FX translation rates had a $4.0 million impact on non-U.S. SFG revenue in the first half of 2010.

Global CFG revenue of $254.3 million in the six months ended June 30, 2010 increased $62.7 million from the prior year and included approximately $3 million of favorable impact from changes in FX translation rates. The global growth is primarily due to higher bank loan issuance coupled with an increase in rated issuance volume in the high-yield corporate debt sector, most of which occurred in the first quarter of 2010 prior to the increased uncertainties in the EU sovereign debt markets, and an increase in Indicative Ratings and Corporate Family Ratings. The aforementioned growth was partially offset by declines in rated issuance volume for investment-grade debt. Transaction revenue represented 70% of total CFG revenue in the first half of 2010, compared to 65% in the prior year. In the U.S., first half 2010 revenue was $166.2 million, or 38% higher than the same period in 2009. This increase is primarily due to higher bank loan issuance which reflects the narrowing of credit spreads which resulted in a high volume of refinancing activity coupled with increased issuance related to leveraged buy-out activity as well as higher speculative-grade corporate debt issuance in the first quarter of 2010. These increases were partially offset by a decrease in rated issuance volume for investment-grade corporate debt compared to a strong prior year period where many companies were refinancing their debt ahead of expected maturities. Internationally, revenue of $88.1 million in the first half of 2010 increased 24% compared to the same period in 2009, driven primarily by first quarter 2010 growth in high-yield rated issuance across all regions coupled with higher revenue from Indicative Ratings and Corporate Family Ratings in the EMEA region.

Global FIG revenue of $139.4 million in the first six months of 2010 increased $15.8 million from the prior year, primarily reflecting higher banking related revenue. Transaction revenue increased to 38% of global FIG revenue, up from 29% in the prior year period. In the U.S., revenue of $57.9 million in the first half of 2010 increased $6.4 million compared to the prior year. The growth over the prior year was driven by higher banking related revenue compared to a challenging prior year period coupled with an increase in issuance in the first quarter of 2010 from smaller banks whose access to the credit markets was limited in the prior year period. Outside the U.S., revenue in the first half of 2010 was $81.5 million, or 13% higher than in the prior year, and was primarily due to growth in banking revenue across all non-U.S. regions compared to a challenging prior year period. Changes in FX translation rates had a $2.7 million favorable impact on international FIG revenue during the six months ended June 30, 2010.

Global PPIF revenue was $125.8 million in the first half of 2010, an increase of $7.5 million compared to the same period in 2009, primarily reflecting increases in public and project finance revenue. Revenue generated from new transactions was 57% of total PPIF revenue in the first half of 2010, down from 59% in the prior year period. In the U.S., first half 2010 PPIF revenue increased 10% over the prior year primarily due to growth in public finance revenue which reflects higher issuance related to the Build America Bond Program which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009 coupled with modest price increases compared to the prior year. Outside the U.S., PPIF revenue was flat compared to prior year and changes in FX translation rates had an approximate $2 million favorable impact on international PPIF revenue during the six months ended June 30, 2010.

Operating and SG&A expenses in the first half of 2010 increased $41.3 million compared to the prior year and reflected increases in compensation and non-compensation expenses of approximately $17 million and $24 million, respectively. The increase in compensation expenses relates to higher incentive compensation due to greater achievement against targeted results in the first half of 2010 compared to the prior year. Additionally, there were higher salaries reflecting headcount growth in support areas such as compliance and IT which are allocated to each segment based on a revenue-split methodology, annual merit increases and unfavorable changes in FX translation rates compared to the prior year. The increase in non-compensation expenses reflects higher legal and litigation- related costs relating to ongoing matters, higher IT consulting costs relating to investments in technology infrastructure as well as unfavorable changes in FX translation rates compared to the prior year.

Restructuring expenses of $(0.3) million in the first half of 2010 reflect minor adjustments made to both the 2009 and 2007 Restructuring Plans. The restructuring charge of $8.1 million in the prior year period reflects costs associated with the 2009 Restructuring Plan approved in the first quarter of 2009 as well as minor adjustments made to both restructuring plans.

Operating income in the first half of 2010 of $322.5 million, which includes the intersegment royalty revenue, increased $52.0 million from the prior year and reflects the 14% increase in total MIS revenue exceeding the 10% increase in operating expenses. Excluding the 2009 restructuring charge and minor restructuring-related amounts in both periods, operating income in the first half of 2010 was $322.2 million, an increase of $43.6 million from the same period in 2009.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Research, data and analytics (RD&A)	$209.8	$204.3	3%
Risk management software (RMS)	72.5	66.0	10%
Professional services	8.0	8.8	(9)%

Total	290.3	279.1	4%

Expenses:
Operating and SG&A (including intersegment royalty)	210.2	190.6	(10)%
Restructuring	(0.1)	6.8	101%
Depreciation and amortization	15.4	16.1	4%

Total	225.5	213.5	(6)%

Operating income	$64.8	$65.6	(1)%

Global MA revenue in the first half of 2010 increased $11.2 million over the prior year primarily reflecting growth in RMS and RD&A. Recurring revenue, which includes subscriptions and software maintenance fees, comprised 90% of first half 2010 MA revenue, slightly lower than 91% in the same period of 2009.

Revenue in the U.S. increased $5.5 million, or 4%, over the prior year and reflected growth across all LOBs. International revenue, which represented 54% and 55% of global MA revenue in each of the six month periods ended June 30, 2010 and 2009, respectively, increased 4% over the prior year with growth in RD&A and RMS being partially offset by declines in professional services.

Global RD&A revenue, which comprised over 70% of total MA revenue in both 2010 and 2009, increased $5.5 million, or 3%, over the prior year, with 75% of the growth occurring outside the U.S. The increase reflects greater demand for credit and economic research products and also gradual stabilization among capital markets customers as disruption from the global financial crisis recedes. Global RMS revenue in the first half of 2010 increased $6.5 million over the prior year, resulting from the delivery and implementation of software licenses. Revenue from professional services decreased $0.8 million. Revenue in the RMS and professional services LOBs are subject to quarterly volatility, reflecting the variable nature of project timing and the size of engagements.

Operating and SG&A expenses in the first half of 2010, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $19.6 million compared to 2009 primarily reflecting higher compensation costs. The increase in compensation costs is primarily due to higher commissions expense primarily reflecting an increase in MA sales and higher incentive compensation reflecting greater achievement against targeted results in the first half of 2010 compared to the prior year. Additionally, there were higher salaries reflecting modest headcount increases to support business growth, annual merit increases and unfavorable changes in FX translation rates.

The restructuring charge of $6.8 million in the prior year period reflects severance costs associated with the 2009 Restructuring Plan approved in the first quarter of 2009, which includes costs related to the divestiture of non-strategic assets and contract termination costs for office closures as well as minor adjustments made to original estimates for the 2007 Restructuring Plan.

Operating income of $64.8 million in the first half of 2010, which includes the intersegment royalty expense, decreased $0.8 million compared to the prior year, reflecting the $12.0 million increase in total expenses exceeding the

$11.2 million increase in revenue. Excluding the 2009 restructuring charge and minor restructuring-related adjustments for both restructuring plans in 2010 and 2009, operating income totaled $64.7 million in the first half of 2010, a decrease of $7.7 million from 2009.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. The Company had net repayments on borrowings of $87.2 million during the six months ended June 30, 2010.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2010	2009
Net cash provided by operating activities	$304.0	$324.5	$(20.5)
Net cash used in investing activities	$(33.3)	$(33.6)	$0.3
Net cash used in financing activities	$(223.8)	$(172.9)	$(50.9)

Net cash provided by operating activities

The $20.5 million decrease in net cash flows provided by operating activities resulted from an increase in net income of $35.2 million, which was more than offset by the following changes in assets and liabilities:

•

Other current assets had a smaller decrease from December 31, 2009 to June 30, 2010 compared to the decrease from December 31, 2008 to June 30, 2009. This reduced 2010 cash flow from operations by $36.6 million compared to 2009 and reflected changes in prepaid tax balances related to the timing of tax payments;

•

A $43.8 million decrease in cash flow from changes in accounts payable and accrued liabilities primarily due to higher incentive compensation payouts in 2010 compared to 2009 reflecting greater financial performance against targeted results for the 2009 incentive compensation payout which occurred in the first quarter of 2010 as compared to the prior year. Additionally, changes in accrued income taxes negatively affected operating cash flow reflecting higher pre-tax income coupled with the timing of income tax payments;

•

A $13.7 million decrease relating to the restructuring charge associated with the 2009 Restructuring Plan which was recorded in the first quarter of 2009, but for which a majority of the payments did not commence until the second quarter of 2009.

Partially offset by:

•	A payment made in 2009 of $10 million for interest to settle a tax audit for the 2001-2007 tax years;

•

A $29.9 million increase in operating cash flow relating to a 13% decrease in accounts receivable balances from December 2009, compared to a 3% decrease in the balance from December 31, 2008 to June 30, 2009, reflecting improved collections.

Net cash used in investing activities

Net cash used in investing activities for the first six months of 2010 remained flat compared to the prior year period. The capital expenditures in both periods reflect the Company’s continued investment in IT infrastructure as well as costs to build-out the Canary Wharf leased facility in London, England.

Net cash used in financing activities

The $50.9 million increase in cash used in financing activities was primarily attributed to:

•	A $99.9 million increase in treasury shares repurchased. There were no share repurchases in 2009 as the Company instead utilized its operating cash flow to repay outstanding borrowings;

Partially offset by:

•	A $50.1 million decrease in net repayments in short-term borrowings under the Company’s CP program and revolving credit facility.

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

The Company remains committed to using its strong cash flow to create value for shareholders in a manner consistent with maintaining sufficient liquidity by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a modest dividend. In the near-term, Moody’s intends to maintain its dividend and has commenced a modest share repurchase program, the continuation of which is dependent on Moody’s liquidity and market conditions. As of June 30, 2010, Moody’s had $1.3 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

At June 30, 2010 the Company had total borrowings outstanding from its CP Program of $356.4 million, the proceeds of which were or will be used to support the remaining build-out of Moody’s Canary Wharf location, potential acquisitions, share repurchases and other operational and investing activities. At June 30, 2010, Moody’s had $1.1 billion of outstanding debt with approximately $644 million of additional capacity available. Principal payments on the 2008 Term Loan will commence in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in Note 11 to the Company’s consolidated financial statements.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. For periods subsequent to June 30, 2010 the Company expects to incur approximately 13 million GBP of costs to complete the build out of the floors to its specifications, all of which is expected to be incurred over the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of June 30, 2010, including the aforementioned rent credits, are approximately $572 million.

The Company also intends to use a portion of its cash flow to pay dividends. On July 26, 2010, the Board approved the declaration of a quarterly dividend of 10.5 cents per share of Moody’s common stock, payable on September 10, 2010 to shareholders of record at the close of business on August 20, 2010. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

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

Indebtedness

The following table summarizes total indebtedness:

	June 30, 2010	December 31, 2009
2007 Facility	$—	$—
Commercial paper, net of unamortized discount of $0.1 million at both 2010 and 2009	356.4	443.7
Notes payable:
Series 2005-1 Notes	300.0	300.0
Series 2007-1 Notes	300.0	300.0
2008 Term Loan	150.0	150.0

Total Debt	1,106.4	1,193.7
Current portion	(363.9)	(447.5)

Total long-term debt	$742.5	$746.2

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) federal funds rate; (d) LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.4% and 0.3% as of June 30, 2010 and December 31, 2009, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods.

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

At June 30, 2010, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2010, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expense on borrowings	$(10.6)	$(12.5)	$(21.4)	$(24.4)
Income	0.5	0.6	1.1	1.4
Expense on UTBs and other tax related liabilities	(1.6)	(0.7)	(5.1)	6.7
Capitalized	0.2	—	0.6	0.4
Legacy Tax (a)	2.5	6.5	2.5	6.5

Total interest expense, net	$(9.0)	$(6.1)	$(22.3)	$(9.4)

(a)	The amounts in both years represent interest income related to the favorable settlement of Legacy Tax Matters, as further discussed in Note 12.

Net interest expense of $9.4 million for the first six months of 2009 reflects a reduction of approximately $12 million related to tax and tax-related liabilities.

The Company’s long-term debt, including the current portion, is recorded at cost. The fair value and carrying value of the Company’s long-term debt as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$300.0	$309.8	$300.0	$291.1
Series 2007-1 Notes	300.0	321.4	300.0	298.6
2008 Term Loan	150.0	150.0	150.0	150.0

Total	$750.0	$781.2	$750.0	$739.7

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

Off-Balance Sheet Arrangements

At June 30, 2010, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2010:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,340.2	$403.4	$217.6	$66.2	$653.0
Operating lease obligations	877.9	54.5	119.0	107.6	596.8
Purchase obligations (2)	128.2	62.1	51.6	14.5	—
Pension obligations (3)	74.2	8.8	11.5	7.4	46.5
Capital lease obligations	0.7	0.7	—	—	—

Total (4)	$2,421.2	$529.5	$399.7	$195.7	$1,296.3

(1)	Reflects principal payments, related interest and applicable fees on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 11 to the condensed consolidated financial statements.
(2)	Includes amounts contractually committed to for the build-out of the Canary Wharf Lease.
(3)	Reflects projected benefit payments for the next ten years relating to the Company’s unfunded Post-Retirement Benefit Plans described in Note 10 to the condensed consolidated financial statements.
(4)	The table above does not include the Company’s net long-term tax liabilities of $226.1 million relating to UTBs and Legacy Tax Matters since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On July 26, 2010, the Board approved the declaration of a quarterly dividend of $0.105 per share of Moody’s common stock, payable on September 10, 2010 to shareholders of record at the close of business on August 20, 2010.

2010 Outlook

Moody’s outlook for 2010 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the eventual withdrawal of government-sponsored economic stabilization initiatives. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ materially from the current outlook. The Company’s guidance assumes foreign currency translation at end-of-quarter exchange rates.

Moody’s is reaffirming its guidance for diluted earnings per share for full-year 2010 in the range of $1.75 to $1.85; however, certain components of the 2010 guidance have been modified to reflect Moody’s current view of credit market conditions and implications for the Company. For Moody’s overall, the Company now expects full-year 2010 revenue to increase in the mid-single-digit percent range and expenses to increase in the mid- to high-single-digit percent range. The Company continues to believe incremental compliance costs related to new regulation will be approximately $15 million for this year and $15-25 million for next year. The Company still projects the full-year 2010 operating margin in the high-thirties percent range and now expects the effective tax rate in the range of 34 to 35 percent. Share repurchase is expected to continue at modest levels in 2010 subject to available cash flow and other capital allocation decisions.

For the global MIS business, the Company now expects revenue for the full-year 2010 to increase in the mid-single-digit percent range. Within the U.S., the Company continues to expect MIS revenue to increase in the low-double-digit percent range, while non-U.S. revenue is now expected to decline in the low-single-digit percent range. Corporate finance revenue is now expected to increase in the high-teens to low-twenties percent range. Structured finance revenue is now expected to decrease in the high-single to low-double-digit percent range. The Company now expects revenue from financial institutions to be relatively flat compared to the prior year, and revenue from public, project and infrastructure finance to increase in the mid-single-digit percent range.

For Moody’s Analytics, the Company continues to expect full-year 2010 revenue to increase in the mid-single-digit percent range. The Company continues to expect revenue growth in the low-single-digit percent range for research, data and analytics, while Moody’s now expects revenue growth in the low-double-digit percent range for risk management software, and in the mid-single-digit percent range for professional services. The Company now expects MA revenue in the U.S. to increase in the mid-single-digit percent range, while revenue outside the U.S. is still expected to grow in the mid-single-digit percent range.

Recently Issued Accounting Pronouncements

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

Following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last several years, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing investigation, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other governmental authorities and is responding to such investigations and inquiries.

On July 1, 2008, Moody’s publicly announced the results of the Company’s investigation into the issues raised in a May 21, 2008 report by a newspaper concerning a coding error in a model used in the rating process for certain constant-proportion debt obligations. The Company’s investigation determined that, in April 2007, members of a

European rating surveillance committee engaged in conduct contrary to Moody’s Code of Professional Conduct. On March 18, 2010, MIS received a “Wells Notice” from the Staff of the SEC stating that the Staff is considering recommending that the Commission institute administrative and cease-and-desist proceedings against MIS in connection with MIS’s initial June 2007 application on SEC Form NRSRO to register as a nationally recognized statistical rating organization under the CRA Reform Act of 2006. That application, which is publicly available on the Regulatory Affairs page of http://www.moodys.com, included a description of MIS’s procedures and principles for determining credit ratings. The Staff has informed Moody’s that the recommendation it is considering is based on the theory that MIS’s descriptions of its procedures and principles were rendered false and misleading as of the time the application was filed with the SEC because of the Company’s later finding that a rating committee policy had been violated. MIS disagrees with the Staff that the violation of a company policy by a company employee renders the policy itself false and misleading and has submitted a response to the Wells Notice explaining why its initial application was accurate and why it believes enforcement charges are unwarranted.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2010, Moody’s has recorded liabilities for Legacy Tax Matters totaling $57.0 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Settlement agreements were executed with the IRS in 2005 regarding the Legacy Tax Matters for the years 1989-1990 and 1993-1996. These settlements represent substantially all of the total potential liability to the IRS, including penalties. As of June 30, 2010, the Company continues to carry a liability of $2.0 million for the remaining potential exposure. In addition, with respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter, resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million represents interest and $4.3 million is a reduction of tax expense.

Amortization Expense Deductions

This Legacy Tax Matter, which was affected by developments in June 2007 and 2008 as further described below, involves a partnership transaction which resulted in amortization expense deductions on the tax returns of Old D&B since 1997. IRS audits of Old D&B’s and New D&B’s tax returns for the years 1997 through 2002 concluded in June 2007 without any disallowance of the amortization expense deductions, or any other adjustments to income related to this partnership transaction. These audits resulted in the IRS issuing the Notices for other tax issues for the 1997-2000 years aggregating $9.5 million in tax and penalties, plus statutory interest of approximately $6 million, which should be apportioned among Moody’s, New D&B, IMS Health and NMR pursuant to the terms of the applicable separation agreements. Moody’s share of this assessment was $6.6 million including interest, net of tax. In November 2007, the IRS assessed the tax and penalties and used a portion of the deposit discussed below to satisfy the assessment, together with interest. As noted below, the Company has challenged the IRS’s actions and recovered a portion of these amounts. The absence of any tax deficiencies in the Notices for the amortization expense deductions for the years 1997 through 2002, combined with the expiration of the statute of limitations for 1997 through 2002, for issues not assessed, resulted in Moody’s recording an earnings benefit of $52.3 million in the second quarter of 2007. This is comprised of two components, as follows: (i) a reversal of a tax liability of $27.3 million related to the period from 1997 through the Distribution Date, reducing the provision for income taxes; and (ii) a reduction of accrued interest expense of $17.5 million ($10.6 million, net of tax) and an increase in other non-operating income of $14.4 million, relating to amounts due to New D&B. In June 2008, the statute of limitations for New D&B relating to the 2003 tax year expired. As a result, in the second quarter of 2008, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B.

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of June 30, 2010, Moody’s liability with respect to this matter totaled $55.1 million.

In March 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In July 2007, New D&B and Moody’s commenced procedures to recover approximately $57 million of these deposits ($24.6 million for New D&B and $31.9 million for Moody’s), which represents the excess of the original deposits over the total of the deficiencies asserted in the Notices. As noted above, in November 2007 the IRS used a portion of Moody’s share of the deposit to satisfy an assessment and related interest; it subsequently returned the balance of the deposit with interest. The Company has pursued a refund of a portion of the outstanding amount. In May 2010, the IRS refunded $5.2 million to the Company for the 1997 tax year, which included interest of approximately $2.5 million.

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

In September 2006, the Credit Rating Agency Reform Act of 2006 was passed, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The CRA Reform Act provided the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published its first set of rules implementing the CRA Reform Act. These rules address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In February 2009, the SEC published a second set of rules applicable to NRSROs, the majority of which provide requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. In November 2009, the SEC published a third set of final rules for NRSROs. These rules, which came into force in June 2010, require additional disclosure of rating histories and prohibit NRSROs from rating structured finance products unless the issuer makes the same information accessible to all NRSROs that it provides to an NRSRO hired to determine the rating. In 2009, the SEC also determined to eliminate references to NRSRO ratings in certain regulations, retain some references and seek additional comments on other references.

The SEC has several pending rule proposals on CRAs, including: 1) a rule proposal to require disclosure about credit ratings when ratings are used in connection with the sale of registered securities; 2) a rule proposal regarding the NRSRO compliance function and disclosure about revenues received for credit rating services; and 3) rule proposals regarding use of ratings in mutual fund and structured finance regulations.

MIS has been registered as an NRSRO with the SEC under the Exchange Act as of September 2007, and as of that time MIS has been subject to the SEC’s oversight rules described above. As required by the rules, MIS has made its Form NRSRO Initial Application, its Annual Certification of Form NRSRO, and any associated updates publicly available by posting it on the Regulatory Affairs page of the Company’s website.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”) was signed into law on July 21, 2010. The Financial Reform Act will impact a number of institutions and industries that operate in the U.S. market, including CRAs. The subtitle of the Financial Reform Act that addresses the CRA industry is Title IX, Subtitle C. This subtitle, among other things, seeks to enhance transparency and accountability in the credit rating agency industry, and to reduce the regulatory reliance on credit ratings. The majority of the provisions of Subtitle C of Title IX of the Financial Reform Act seek to regulate the activities of those CRAs that are registered under the SEC’s regulatory framework for nationally recognized statistical rating organizations (“NRSROs”). Therefore, these provisions will apply to any CRAs in MIS’s corporate family that fall under the NRSRO regime.

Provisions of the Financial Reform Act applicable to NRSROs include, among others:

•

heightened compliance standards, including the adoption of enhanced corporate governance and conflicts of interest policies and procedures, implementation of professional standards for credit analysts and periodic compliance examinations;

•

increased public disclosures, including disclosure of the ratings process and methodology, factors relied upon in formulating ratings, results of third-party due diligence and accuracy of prior ratings;

•	replacement of references to credit ratings in certain federal laws with broader references to the “credit-worthiness” of a security;

•	removal of a special exemption from Regulation FD for information provided by issuers to CRAs for the purpose of developing a rating;

•	establishment of a mechanism to change how CRAs are selected to address so-called “rating-shopping” by issuers and underwriters of structured financial products;

•

rescission of Rule 436(g) under the Securities Act of 1933 (the “Securities Act”), which provided NRSROs with an exemption from expert liability under the Securities Act for ratings information included in registration statements; and

•

changes to the pleading standards applicable to claims brought against CRAs under Section 10(b) of the Exchange Act and adoption of an exclusion for credit ratings from the safe harbor provisions for forward-looking statements in the Private Securities Litigation Reform Act of 1995.

While the majority of these provisions are to be implemented through rule-making by the SEC, there are certain provisions that are effective immediately. These include provisions that potentially impact CRAs’ liability environment. The enhanced regulatory regime for CRAs could potentially increase the costs associated with the operation of a CRA and increase the legal risk associated with the issuance of credit ratings. Moreover, it is possible that the number of legal proceedings, especially as related to future ratings, may increase materially and the potential exposure of CRAs thereunder may also increase. It is possible that implementing changes to the Company’s operations to address the changed liability environment may result in lower revenues and/or increased expenses and may significantly change the manner in which the Company conducts its credit rating business.

Finally, as part of the ongoing debate surrounding the financial crisis, MIS participated in a hearing held by the Financial Crisis Inquiry Commission on June 2, 2010.

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

EU—In late April 2009, the European Parliament voted and passed a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The Company expects that CRAs will need to be in compliance with the EU Regulation of CRAs in the third quarter of 2010. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. The details of how these and other requirements will be implemented have yet to be decided. Although CESR has been providing guidance on interpretation and implementation, at this time it is too early to give a more precise assessment of the impact of the EU Regulation on MIS. We expect that there will be associated increases in our operational and compliance costs on a one-time and recurring basis.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 28 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the recently enacted Financial Reform Act and anticipated regulations resulting from that law; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading and liability standards applicable to credit rating agencies in a manner adverse to rating agencies; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 48 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

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

Regulations Affecting Nationally Recognized Statistical Rating Organizations are Rapidly Evolving and it is Difficult to Predict the Effect New and Proposed Legislation and Regulations will have on the Company’s Business

Credit rating agencies are regulated in both the U.S. and in other countries (including by state and local authorities). Currently, Moody’s is designated as an NRSRO pursuant to SEC regulations enacted in response to the adoption of the CRA Reform Act. One of the central promises of the CRA Reform Act was to encourage competition among rating agencies. Given its comparatively recent adoption and the number of additional reforms that have been or will be adopted under the legislative and regulatory initiatives discussed below, Moody’s is unable to accurately assess the future impact of any regulatory changes that may result or the impact on Moody’s competitive position or its current practices. Possible consequences of recent legislative developments and pending legislative and regulatory initiatives will affect all entities engaged in the rating agency business and may affect Moody’s in a disproportionate manner. Any of these changes could negatively impact Moody’s operations or profitability, the Company’s ability to compete, or the demand or markets for its products and services in ways that Moody’s presently is unable to predict.

In the U.S., the recently enacted Financial Reform Act amends a number of laws and regulations, requires the SEC to adopt a number of rules and authorizes a number of studies relating to the operations and legal standards applicable to CRAs. The Financial Reform Act and the rules to be adopted by the SEC in response to the Financial Reform Act may require significant changes to the Company’s business practices, reduce demand for ratings or otherwise affect the Company’s competitive environment and potentially increase the Company’s exposure to litigation. Provisions of the Financial Reform Act and rules that may be adopted by the SEC in furtherance of the Financial Reform Act that pose risks to the Company’s business include, among others:

•	heightened compliance standards;

•	increased disclosure obligations;

•	provisions seeking to diminish investor reliance on credit ratings;

•	the possibility of rules that would mandate disclosure of sensitive issuer information provided to CRAs for the purpose of developing a rating;

•	establishment of a mechanism to change how CRAs are selected to address so-called “rating-shopping” by issuers and underwriters of structured financial products;

•	rescission of an exemption from expert liability under the Securities Act for ratings information included in registration statements; and

•

changes to the pleading standards and, by repealing Rule 436(g) of the Securities Act, the liability standards under the federal securities laws if a CRA consents to have a rating included in a registration statement or prospectus.

In addition, in October 2009, the SEC proposed a rule providing that, if credit ratings are used in connection with a securities offering that is registered under the Securities Act (which as proposed would include use of a credit rating for certain unregistered securities offerings that are subsequently subject to a registered exchange offer), the ratings must be included in the registration statement. If adopted, this proposal, coupled with the Financial Reform Act’s rescission of Rule 436(g), would mean that common practices used in the U.S. to market and sell securities in such offerings would have to be altered unless CRAs consented to subject themselves to expert liability provisions of the Securities Act with respect to their credit ratings. Adoption of this or a similar rule could impact the volume of securities sold in such offerings, demand for Moody’s ratings, the pricing structure for ratings issued by Moody’s and/or Moody’s exposure to liability and could have other effects that Moody’s is not able to predict, any of which could have a material adverse effect on the Company’s business.

The Financial Reform Act and other initiatives are likely to increase the Company’s cost structure, alter the Company’s communications with issuers as part of the rating assignment process, alter the manner in which the Company’s ratings are developed, assigned and communicated, and affect the demand for and manner in which the Company’s ratings are used and communicated in connection with securities offerings. Each of these effects could alter the Company’s cost and pricing structure (and thus profitability), ability to compete, and the volume of and demand for ratings issued by Moody’s. New pleading and liability standards and other provisions potentially subject CRAs to increased liability, which could increase the costs and legal risk associated with the issuance of credit ratings and may result in changes in the demand for credit ratings, in the manner in which ratings are utilized and in the manner in which Moody’s operates in ways that cannot presently be predicted.

Further, over the past year, both the G-8 and the G-20 have sought to analyze and arrive at a consistent approach for addressing the various areas of the financial market and have made a variety of recommendations as to regulation of rating agencies and the markets for ratings. Finance ministers have also agreed to register rating agencies in their home jurisdiction. As a result of the internationally coordinated activity, individual countries have begun implementing registration regimes for the oversight of CRAs in the coming years. In particular, the European Union adopted a new regulatory framework for rating agencies operating in the EU. The regulation seeks to introduce a common EU regulatory approach to the oversight of CRAs. Its primary objective is to enhance the integrity, transparency, responsibility, governance and reliability of credit rating activities, by establishing conditions for the issuance of credit ratings and rules on the organization and conduct of credit rating agencies. The regulation will likely become fully implemented by the end of the third quarter of 2010. These initiatives could negatively impact Moody’s operations or profitability, ability to compete, or the markets for its products and services in ways that Moody’s presently is unable to predict.

In addition to the foregoing, in the wake of the credit crisis, legislative and regulatory bodies in both the U.S. and in other countries have adopted or are studying or pursuing new laws and regulations addressing CRAs and the use of credit ratings, particularly in the area of structured finance securities, and the role of CRAs leading up to the credit crisis. Given the statement the G-20 made in November 2008, it is likely that other jurisdictions will adopt additional laws or regulations affecting Moody’s operations or the markets for its products and services. This could include adopting regulations that affect the need for debt securities to be rated, establish criteria for credit ratings or authorize only certain entities to provide credit ratings.

As new laws and regulations applicable to credit ratings and rating agencies rapidly evolve, the costs of compliance can be expected to increase, and Moody’s may not be able to pass on these costs through the pricing of its products. In addition, increased regulatory uncertainty over the scope, interpretation and administration of laws and regulations may increase costs, decrease demand or affect the manner in which Moody’s or its customers or users of credit ratings operate, or alter the economics of the credit ratings business by restricting or mandating the business models under which a CRA is permitted to operate. Moody’s stock price may also be affected by speculation regarding legislative and regulatory initiatives and their potential impact on Moody’s business.

A description of several of the more recent regulatory initiatives in the U.S. and other countries is described above under the section entitled “Regulation” in Part I, Item 2 of the MD&A of this Form 10-Q.

Exposure to Litigation Related to Moody’s Rating Opinions

Currently, Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities, as part of ongoing investigations, and is responding to those inquiries. In addition, Moody’s faces litigation from parties claiming damages relating to ratings actions, as well as other related business practices. Due to the difficult economic times and turbulent markets which the Company has experienced over the last several years, the market value of credit-dependent instruments has declined and defaults have increased, significantly increasing the number of investigations and legal proceedings Moody’s is currently facing. These proceedings impose additional expenses on the Company, which may increase over time as these matters progress procedurally, require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues, and, given the number of these proceedings and lawsuits, present a greater risk that Moody’s may be subject to fines or damages, which would be the case if Moody’s is deemed to have violated any laws or regulations. As Moody’s international business expands, these types of claims may increase or become more costly because foreign jurisdictions may not have legal protections or liability standards comparable to those that currently exist in the U.S. (such as protections for the expression of credit opinions as provided by the First Amendment) and may pose criminal rather than civil penalties for non-compliance. These risks often are and may continue to be difficult to assess or quantify and we may not have adequate insurance or reserves to cover them, and their existence and magnitude often remains unknown for substantial periods of time.

In addition, the recently adopted Financial Reform Act revises pleading and liability standards and other provisions potentially subjecting CRAs to increased liability under securities law claims. This legislation and regulations that will be adopted in light of the Financial Reform Act may result in a material increase in the number of legal proceedings, especially as related to future ratings, and, together with judicial decisions under the Financial Reform Act and under pre-existing legal standards, may increase the potential legal exposure of CRAs. The Company believes that adoption of these provisions could negatively impact credit markets, including causing CRAs to cease to issue ratings on certain securities or issuers, increasing the cost of ratings, delaying issuances of ratings and restricting the public availability of ratings, which changes could materially negatively impact the Company’s business and prospects. It is possible that implementing changes to the Company’s operations to address the changed liability standards may result in lower revenues and/or increased expenses that the Company may not be able to recoup or offset, which could be material, and may not be successful in avoiding or mitigating the impact of the changed liability standard.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2010

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1-30	791,937	$25.98	791,937	$1,380.7 million
May 1-31	2,054,152	$24.05	2,054,110	$1,331.3 million
June 1-30	1,563	$—	—	$1,331.3 million

Total	2,847,652		2,846,047

(1)	Includes the surrender to the Company of 42 shares of common stock in May and 1,563 shares of common stock in June to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the second quarter of 2010, Moody’s repurchased 2.8 million shares of its common stock, at an aggregate cost of $70.0 million and issued 0.1 million shares under employee stock-based compensation plans.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008).

10

.1*	First Amendment to The Moody’s Corporation Retirement Account.

.2*	Second Amendment to The Moody’s Corporation Retirement Account.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF**	XBRL Definitions Linkbase Document

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/S/ LINDA S. HUBER
Linda S. Huber Executive Vice President and Chief Financial Officer (principal financial officer)

Date: August 2, 2010

By:	/S/ JOSEPH MCCABE
Joseph McCabe Senior Vice President and Corporate Controller (principal accounting officer)