Form 10-Q
period 2010-09-30
MOODYS CORP /DE/
filed 2010-11-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2010
Common Stock, par value $0.01 per share	234.2 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC.

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009.

CDOs	Collateralized debt obligations

CESR	Committee of European Securities Regulators

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Corporate Family Ratings	Rating opinion of a corporate family’s ability to honor all of its financial obligations which is assigned to the corporate family as if it had a single class of debt and a single consolidated legal entity structure. This rating is often issued in connection with ratings of leveraged finance transactions.

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CRA Reform Act	Credit Rating Agency Reform Act of 2006

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and MBS; part of SFG

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 MCO Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

TERM	DEFINITION
EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ESP	Estimated selling price; price, as defined by the ASC, at which a vendor would transact if a deliverable were sold by the vendor regularly on a standalone basis

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a division of the Fitch Group which is a majority-owned subsidiary of Fimalac, S.A.

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FSF	Financial Stability Forum

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance ministers and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and the ECB

HFSC	House Financial Services Committee

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

Indenture	Indenture and supplemental indenture dated August 19, 2010, relating to the 2010 Senior Notes

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

TERM	DEFINITION
LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008; which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, and 2010 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation - which comprises the D&B business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

Notices	IRS Notices of Deficiency for 1997-2002

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and the post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

TERM	DEFINITION
SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Stock Plans	The 1998 Plan and the 2001 Plan

T&E	Travel and entertainment expenses

TPE	Third party evidence; evidence, as defined in the ASC, used to determine selling price based on a vendor’s or any competitor’s largely interchangeable products or services in standalone sales transactions to similarly situated customers

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VAT	Value added tax

VSOE	Vendor specific objective evidence; evidence, as defined in the ASC, of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 MCO Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved on December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved on March 27, 2009

2010 Senior Notes	Principal amount of $500.0 million, 5.50% senior unsecured notes due in September 2020 pursuant to the Indenture

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$513.3	$451.8	$1,467.7	$1,311.4

Expenses
Operating	153.7	135.1	423.9	385.5
Selling, general and administrative	152.2	124.3	418.5	351.2
Restructuring	0.4	3.7	—	18.6
Depreciation and amortization	18.1	16.2	49.1	47.5

Total expenses	324.4	279.3	891.5	802.8

Operating income	188.9	172.5	576.2	508.6

Non-operating (expense) income, net
Interest (expense) income, net	(12.8)	(11.5)	(35.1)	(20.9)
Other non-operating (expense) income, net	5.3	1.7	0.7	(8.8)

Total non-operating (expense) income, net	(7.5)	(9.8)	(34.4)	(29.7)

Income before provision for income taxes	181.4	162.7	541.8	478.9
Provision for income taxes	44.2	61.0	167.3	175.1

Net income	137.2	101.7	374.5	303.8
Less: Net income attributable to noncontrolling interests	1.2	1.1	4.1	3.7

Net income attributable to Moody’s	$136.0	$100.6	$370.4	$300.1

Earnings per share attributable to Moody’s common shareholders
Basic	$0.58	$0.43	$1.57	$1.27

Diluted	$0.58	$0.42	$1.56	$1.26

Weighted average number of shares outstanding
Basic	234.3	236.4	235.5	236.0

Diluted	235.7	238.2	237.1	237.6

Dividends declared per share attributable to Moody’s common shareholders	$0.105	$0.10	$0.21	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$793.7	$473.9
Short-term investments	10.8	10.0
Accounts receivable, net of allowances of $31.2 in 2010 and $24.6 in 2009	410.6	444.9
Deferred tax assets, net	47.1	32.3
Other current assets	39.2	51.8

Total current assets	1,301.4	1,012.9
Property and equipment, net of accumulated depreciation of $197.5 in 2010 and $164.8 in 2009	307.5	293.0
Goodwill	355.2	349.2
Intangible assets, net	93.3	104.9
Deferred tax assets, net	227.8	192.6
Other assets	63.0	50.7

Total assets	$2,348.2	$2,003.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$321.0	$317.2
Commercial paper	15.0	443.7
Current portion of long-term debt	9.4	3.8
Deferred revenue	447.2	471.3

Total current liabilities	792.6	1,236.0
Non-current portion of deferred revenue	96.9	103.8
Long-term debt	1,235.6	746.2
Deferred tax liabilities, net	15.9	31.4
Unrecognized tax benefits	171.2	164.2
Other liabilities	333.6	317.8

Total liabilities	2,645.8	2,599.4

Contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2010 and December 31, 2009	3.4	3.4
Capital surplus	384.1	391.1
Retained earnings	3,650.1	3,329.0
Treasury stock, at cost; 108,690,561 and 106,044,833 shares of common stock at September 30, 2010 and December 31, 2009, respectively	(4,320.7)	(4,288.5)
Accumulated other comprehensive loss	(24.6)	(41.2)

Total Moody’s shareholders’ deficit	(307.7)	(606.2)
Noncontrolling interests	10.1	10.1

Total shareholders’ deficit	(297.6)	(596.1)

Total liabilities and shareholders’ deficit	$2,348.2	$2,003.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$374.5	$303.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	49.1	47.5
Stock-based compensation expense	41.3	44.4
Excess tax benefits from stock-based compensation plans	(6.1)	(3.2)
Changes in assets and liabilities:
Accounts receivable	31.1	51.3
Other current assets	(1.1)	45.1
Other assets	(46.2)	9.4
Accounts payable and accrued liabilities	24.7	7.1
Restructuring	(4.7)	7.8
Deferred revenue	(30.7)	(22.8)
Unrecognized tax benefits	21.8	(26.8)
Other liabilities	21.0	(7.0)

Net cash provided by operating activities	474.7	456.6

Cash flows from investing activities
Capital additions	(54.6)	(64.3)
Purchases of short-term investments	(24.0)	(10.7)
Sales and maturities of short-term investments	23.6	11.5
Cash paid for acquisitions, net of cash acquired	—	(0.9)

Net cash used in investing activities	(55.0)	(64.4)

Cash flows from financing activities
Borrowings under revolving credit facilities	250.0	2,412.0
Repayments of borrowings under revolving credit facilities	(250.0)	(3,025.0)
Issuance of commercial paper	2,232.8	7,703.0
Repayments of commercial paper	(2,661.5)	(7,276.6)
Issuance of notes	496.9	—
Repayment of notes	(1.9)	—
Net proceeds from stock-based compensation plans	26.0	14.6
Cost of treasury shares repurchased	(119.6)	—
Excess tax benefits from stock-based compensation plans	6.1	3.2
Payment of dividends	(74.1)	(70.8)
Payment of dividends to noncontrolling interests	(4.4)	(2.9)
Payments under capital lease obligations	(1.0)	(1.1)
Debt issuance costs and related fees	(4.0)	—

Net cash used in financing activities	(104.7)	(243.6)
Effect of exchange rate changes on cash and cash equivalents	4.8	28.2

Net increase in cash and cash equivalents	319.8	176.8
Cash and cash equivalents, beginning of the period	473.9	245.9

Cash and cash equivalents, end of the period	$793.7	$422.7

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

NOTE 3. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock compensation cost	$13.6	$13.8	$41.3	$44.4
Tax benefit	$5.0	$5.0	$15.6	$16.3

During the nine months ended September 30, 2010 the Company granted 2.4 million employee stock options, which had a weighted average grant date fair value of $10.39 per share based on the Black-Scholes option-pricing model. The Company also granted 1.4 million shares of restricted stock in the first nine months of 2010, which had a weighted average grant date fair value of $25.50 per share. Of the shares granted, approximately 0.4 million contained a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three year period.

The following weighted average assumptions were used in determining the fair value for options granted in 2010:

Expected dividend yield	1.58%
Expected stock volatility	44%
Risk-free interest rate	2.73%
Expected holding period	5.9 years
Grant date fair value	$10.39

On April 20, 2010, the shareholders of the Company approved an increase in the number of shares which may be issued with respect to awards granted under the 2001 Plan. The 2001 Plan, which is shareholder approved, now permits the granting of up to 35.6 million shares, of which not more than 15.0 million shares are available for grants of awards other than stock options.

Unrecognized compensation expense at September 30, 2010 was $39.3 million and $43.8 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.6 years and 1.4 years, respectively.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
	2010	2009
Stock option exercises:
Proceeds from stock option exercises	$28.5	$13.5
Aggregate intrinsic value	$16.3	$9.2
Tax benefit realized upon exercise	$6.6	$3.7

Restricted stock vesting:
Fair value of shares vested	$12.4	$7.9
Tax benefit realized upon vesting	$4.6	$2.9

NOTE 4. INCOME TAXES

Moody’s effective tax rate was 24.4% and 37.5% for the three month periods ended September 30, 2010 and 2009, respectively and 30.9% and 36.6% for the nine month periods ended September 30, 2010 and 2009, respectively. The decrease in the effective tax rate for both periods was primarily due to a tax benefit, recorded in the third quarter of 2010, on foreign earnings that are indefinitely reinvested. The year over year decrease in the effective tax rate is also due to the completion of various tax audits resulting in the recognition of UTBs.

The Company classifies interest related to UTBs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the third quarter of 2010, the Company had an overall increase in its UTBs of $0.2 million ($3.1 million decrease, net of federal tax benefit), and an overall increase in its UTBs during the first nine months of 2010 of $7.0 million ($0.7 million decrease, net of federal tax benefit).

Prepaid taxes of $4.2 million and $18.6 million at September 30, 2010 and December 31, 2009, respectively, are included in other current assets in the consolidated balance sheets.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. Moody’s U.S. federal tax returns filed for the years 2007 through 2009 remain subject to examination by the IRS. The Company’s tax filings in New York State for the years 2004 through 2007 are currently under examination. The income tax returns for 2008 remain open to examination for both New York State and New York City. Tax filings in the U.K. for 2006 are currently under examination by the U.K. taxing authorities and for 2007 and 2008 remain open to examination.

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

NOTE 5. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic	234.3	236.4	235.5	236.0
Dilutive effect of shares issuable under stock-based compensation plans	1.4	1.8	1.6	1.6

Diluted	235.7	238.2	237.1	237.6

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	16.0	14.7	16.3	16.0

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2010 and 2009. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 6. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to eight months and one month to three months as of September 30, 2010 and December 31, 2009, respectively. Interest and dividends are recorded into income when earned.

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

The Company engages in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the EUR and the GBP. FX options and forward exchange contracts are utilized to hedge exposures related to changes in FX rates. As of September 30, 2010, all FX options and forward exchange contracts had maturities between one and two months. The hedging program mainly utilizes FX options. The forward exchange contracts are immaterial. Both the FX options and forward exchange contracts are designated as cash flow hedges.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The following table summarizes the notional amounts of the Company’s outstanding FX options:

	September 30, 2010	December 31, 2009
Notional amount of Currency Pair:
GBP/USD	£0.6	£5.0
EUR/USD	€1.9	€9.9
EUR/GBP	€2.6	€21.0

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 11. These interest rate swaps are designated as cash flow hedges.

The Company also enters into foreign exchange forwards to mitigate foreign exchange gains and losses on certain intercompany loans denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the intercompany loan.

The tables below show the classification between assets and liabilities on the Company’s consolidated balance sheets of the fair value of derivative instruments as well as information on gains/(losses) on those instruments:

	Fair Value of Derivative Instruments
	Asset		Liability
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
FX options	$0.2	$1.2	$—	$—
Interest rate swaps	—	—	10.1	7.6

Total derivatives designated as hedging instruments	0.2	1.2	10.1	7.6
Derivatives not designated as hedging instruments:
FX forwards on intercompany loans	2.3	0.3	—	1.0

Total	$2.5	$1.5	$10.1	$8.6

The fair value of FX options and interest rate swaps are included in other current assets and other liabilities, respectively, in the consolidated balance sheets at September 30, 2010 and December 31, 2009. The fair value of the FX forwards are included in other current assets at September 30, 2010 and in other current assets and accounts payable and accrued liabilities as of December 31, 2009. All of the above derivative instruments are valued using Level 2 inputs as defined in Topic 820 of the ASC. In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain / (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009
FX options	$(0.4)	$(1.5)	Revenue	$(0.2)	$0.7	Revenue	$—	$—
Interest rate swaps	(1.1)	(1.4)	Interest expense	(0.7)	(0.7)	N/A	—	—

Total	$(1.5)	$(2.9)		$(0.9)	$—		$—	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009		2010	2009
FX options	$0.1	$(1.3)	Revenue	$(0.7)	$1.6	Revenue	$(0.2)	$(0.2)
Interest rate swaps	(3.6)	(0.5)	Interest expense	(2.3)	(1.8)	N/A	—	—

Total	$(3.5)	$(1.8)		$(3.0)	$(0.2)		$(0.2)	$(0.2)

All gains and losses on derivatives designated as hedging instruments are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for the FX options and into Interest expense, net for the interest rate swaps) as the underlying transaction is recognized. The existing realized gains as of September 30, 2010 expected to be reclassified to earnings in the next twelve months are immaterial.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	September 30, 2010	December 31, 2009
FX options	$(0.2)	$(1.2)
Interest rate swaps	(6.4)	(5.1)

Total	$(6.6)	$(6.3)

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2010			Year Ended December 31, 2009
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$11.1	$338.1	$349.2	$10.6	$327.4	$338.0
Additions/adjustments	—	—	—	(0.3)	5.0	4.7
FX translation	0.2	5.8	6.0	0.8	5.7	6.5

Ending balance	$11.3	$343.9	$355.2	$11.1	$338.1	$349.2

The 2009 additions/adjustments for the MA segment in the table above relate primarily to adjustments made to the purchase accounting associated with acquisitions made in December 2008.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Acquired intangible assets and related amortization consisted of:

	September 30, 2010	December 31, 2009
Customer lists	$80.4	$80.6
Accumulated amortization	(47.3)	(42.8)

Net customer lists	33.1	37.8

Trade secret	25.5	25.5
Accumulated amortization	(10.3)	(8.7)

Net trade secret	15.2	16.8

Software	54.6	55.0
Accumulated amortization	(18.8)	(14.8)

Net software	35.8	40.2

Other	28.2	26.8
Accumulated amortization	(19.0)	(16.7)

Net other	9.2	10.1

Total acquired intangible assets, net	$93.3	$104.9

Other intangible assets primarily consist of databases, trade names and covenants not to compete.

Amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization expense	$4.2	$4.2	$12.1	$12.4

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2010 (after September 30)	$3.8
2011	14.8
2012	14.2
2013	14.0
2014	10.6
Thereafter	35.9

Intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the nine months ended September 30, 2010 there were no impairments to goodwill or intangible assets. For the nine months ended September 30, 2009, there were no impairments to goodwill, however $0.2 million of intangible assets was included in the restructuring charge as further described in Note 9 below.

NOTE 9. RESTRUCTURING

On March 27, 2009, the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. The 2009 Restructuring Plan consisted of headcount reductions of approximately 150 positions representing approximately 4% of the Company’s workforce at December 31, 2008 as well as contract termination costs and the divestiture of non-strategic assets. The 2009 Restructuring Plan included closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. There was $0.2 million in accelerated amortization for intangible assets recognized in the first quarter of 2009 relating to the closure of the Jakarta, Indonesia office. The remaining liability relating to this charge will result in cash outlays that will be substantially paid out over the next twelve months. The cumulative amount of expense incurred from inception through September 30, 2010 for the 2009 Restructuring Plan was $14.8 million. The 2009 Restructuring Plan was substantially complete at September 30, 2009.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

On December 31, 2007, the Company approved the 2007 Restructuring Plan that reduced global headcount by approximately 275 positions, or approximately 7.5% of the workforce at September 30, 2007, in response to the Company’s reorganization announced in August 2007 and a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the 2007 Restructuring Plan was a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA and (iii) an anticipated decline in new securities issuance in some market sectors. The 2007 Restructuring Plan also called for the termination of technology contracts as well as the outsourcing of certain technology functions. The cumulative amount of expense incurred from inception through September 30, 2010 for the 2007 Restructuring Plan was $50.2 million. The 2007 Restructuring Plan was substantially complete as of December 31, 2008.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
2007 Restructuring Plan	$0.3	$0.7	$0.8	$1.6
2009 Restructuring Plan	0.1	$3.0	(0.8)	17.0

Total	$0.4	$3.7	$—	$18.6

The amount related to the 2009 Restructuring Plan for the three months and nine months ended September 30, 2009 reflects costs associated with initial estimates for this plan. All other amounts in the table above reflect adjustments to previous estimates for both plans.

Changes to the restructuring liability during the first nine months of 2010 were as follows:

	Employee Termination Costs				Total Restructuring Liability
	Severance	Pension Settlements	Total	Contract Termination Costs
Balance at December 31, 2009	$4.4	$8.1	$12.5	$1.5	$14.0
2007 Restructuring Plan
Cost incurred and adjustments	(0.2)	—	(0.2)	0.4	0.2
Cash payments	—	—	—	(0.4)	(0.4)
2009 Restructuring Plan
Cost incurred and adjustments	(1.0)	—	(1.0)	—	(1.0)
Cash payments	(3.0)	—	(3.0)	(0.4)	(3.4)
FX Translation	(0.1)	—	(0.1)	—	(0.1)

Balance at September 30, 2010	$0.1	$8.1	$8.2	$1.1	$9.3

As of September 30, 2010, the remaining restructuring liability of $1.2 million relating to severance and contract termination costs is expected to be paid out before the end of 2010. Payments related to the $8.1 million unfunded pension liability will be paid in accordance with the Post-Retirement Plans as certain of the affected employees reach retirement age.

Severance and contract termination costs of $1.2 million and $5.9 million as of September 30, 2010 and December 31, 2009, respectively, are recorded in accounts payable and accrued liabilities in the Company’s consolidated balance sheets. Additionally, the amount for pension settlements is recorded within other liabilities as of September 30, 2010 and December 31, 2009.

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Post-Retirement Plans
	2010	2009	2010	2009
Components of net periodic expense
Service cost	$3.3	$3.0	$0.2	$0.2
Interest cost	3.1	2.5	0.2	0.2
Expected return on plan assets	(2.7)	(2.5)	—	—
Amortization of net actuarial loss from earlier periods	0.7	0.1	—	—
Amortization of net prior service costs from earlier periods	0.2	0.1	0.1	—

Net periodic expense	$4.6	$3.2	$0.5	$0.4

	Nine Months Ended September 30,
	Pension Plans		Other Post-Retirement Plans
	2010	2009	2010	2009
Components of net periodic expense
Service cost	$10.1	$9.1	$0.6	$0.6
Interest cost	9.1	7.4	0.6	0.6
Expected return on plan assets	(8.0)	(7.5)	—	—
Amortization of net actuarial loss from earlier periods	2.1	0.4	—	—
Amortization of net prior service costs from earlier periods	0.5	0.3	0.1	—

Net periodic expense	$13.8	$9.7	$1.3	$1.2

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

The Company made payments of $1.1 million to its unfunded DBPPs and $0.3 million to its other post-retirement plans during the nine months ended September 30, 2010. The Company presently anticipates making additional payments of $7.2 million to its unfunded DBPPs and $0.3 million to its other post-retirement plans during the remainder of 2010.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

NOTE 11. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2010	December 31, 2009
2007 Facility	$—	$—
Commercial paper, net of unamortized discount of nil and $0.1 million at 2010 and 2009, respectively.	15.0	443.7
Notes payable:
Series 2005-1 Notes due 2015	300.0	300.0
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, net of unamortized discount of $3.1 million at 2010, due 2020	496.9	—
2008 Term Loan, various payments through 2013	148.1	150.0

Total Debt	1,260.0	1,193.7
Current portion	(24.4)	(447.5)

Total long-term debt	$1,235.6	$746.2

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) federal funds rate; (d) LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.6% and 0.3% as of September 30, 2010 and December 31, 2009, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On August 19, 2010, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2010 Senior Notes bear interest at a fixed rate of 5.50% and mature on September 1, 2020. Interest on the 2010 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2011. The Company may prepay the 2010 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of it subsidiaries fail to pay the principal of any indebtedness (as defined in the Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the Indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

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

The principal payments due on the 2008 Term Loan through its maturity are as follows:

Year Ending December 31,
2010 (after September 30)	$1.9
2011	11.3
2012	71.2
2013	63.7

Total	$148.1

At September 30, 2010, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2010, there were no such cross defaults.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expense on borrowings	$(14.0)	$(10.4)	$(35.4)	$(34.8)
Income	0.8	0.6	1.9	2.0
Expense on UTBs and other tax related liabilities	(0.2)	(2.4)	(5.3)	4.3
Capitalized	0.6	0.7	1.2	1.1
Legacy Tax (a)	—	—	2.5	6.5

Total interest expense, net	$(12.8)	$(11.5)	$(35.1)	$(20.9)

(a)	The amounts in both years represent interest income related to the favorable settlement of Legacy Tax Matters, as further discussed in Note 12 below.

Net interest expense of $20.9 million for the first nine months of 2009 reflects a reduction of approximately $12 million related to tax and tax-related liabilities.

The Company’s long-term debt, including the current portion, is recorded at cost. The fair value and carrying value of the Company’s long-term debt as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$300.0	$314.4	$300.0	$291.1
Series 2007-1 Notes	300.0	327.8	300.0	298.6
2010 Senior Notes	496.9	515.0	—	—
2008 Term Loan	148.1	148.1	150.0	150.0

Total	$1,245.0	$1,305.3	$750.0	$739.7

The fair value of the Company’s 2010 Senior Notes is based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows based on prevailing interest rates available to the Company for borrowings with similar maturities.

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

        On July 1, 2008, Moody’s publicly announced the results of the Company’s investigation into the issues raised in a May 21, 2008 report by a newspaper concerning a coding error in a model used in the rating process for certain constant-proportion debt obligations. The Company’s investigation determined that, in April 2007, members of a European rating surveillance committee engaged in conduct contrary to Moody’s Code of Professional Conduct. On March 18, 2010, MIS received a “Wells Notice” from the Staff of the SEC stating that the Staff was considering recommending that the SEC institute administrative and cease-and-desist proceedings against MIS in connection with MIS’s initial June 2007 application on SEC Form NRSRO to register as a nationally recognized statistical rating organization under the CRA Reform Act of 2006. The SEC Staff subsequently informed the Company that the Staff’s investigation of the matter had been completed, that a Report of Investigation Pursuant to Section 21(a) of the Exchange Act would be issued and that no enforcement action would be taken by the SEC.

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

Moody’s Wall Street Analytics unit is cooperating with an investigation by the SEC concerning services provided by that unit to certain financial institutions in connection with the valuations used by those institutions with respect to certain financial instruments held by such institutions.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of September 30, 2010, Moody’s has recorded liabilities for Legacy Tax Matters totaling $58.1 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Settlement agreements were executed with the IRS in 2005 regarding the Legacy Tax Matters for the years 1989-1990 and 1993-1996. These settlements represent substantially all of the total potential liability to the IRS, including penalties. As of September 30, 2010, the Company continues to carry a liability of $2.0 million for the remaining potential exposure. In addition, with respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter, resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million represents interest and $4.3 million is a reduction of tax expense.

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

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of September 30, 2010, Moody’s liability with respect to this matter totaled $56.2 million.

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

NOTE 13. COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

The components of total comprehensive income, net of tax, are as follows:

	Three months ended September 30,
	2010			2009
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$136.0	$1.2	$137.2	$100.6	$1.1	$101.7
Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $0.1 million and $0.7 million in 2010 and 2009, respectively)	(0.6)	—	(0.6)	(2.9)	—	(2.9)
FX translation (net of tax of $1.7 million and $1.0 million in 2010 and 2009, respectively)	58.8	0.7	59.5	13.2	0.5	13.7
Amortization and recognition of actuarial losses and prior service costs (net of tax of $0.4 million and $0.1 million in 2010 and 2009, respectively)	0.5	—	0.5	0.1	—	0.1

Total comprehensive income	$194.7	$1.9	$196.6	$111.0	$1.6	$112.6

	Nine months ended September 30,
	2010			2009
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$370.4	$4.1	$374.5	$300.1	$3.7	$303.8
Net realized and unrealized gain/ (loss) on cash flow hedges (net of tax of $0.1 million and $3.4 million in 2010 and 2009, respectively)	(0.3)	—	(0.3)	(1.4)	—	(1.4)
FX translation (net of tax of $10.3 million and $10.7 million in 2010 and 2009, respectively)	11.5	0.3	11.8	30.5	0.3	30.8
Net actuarial gains and prior service costs (net of tax of $2.9 million and $2.1 million in 2010 and 2009, respectively)	4.1	—	4.1	3.1	—	3.1
Amortization and recognition of actuarial losses and prior service costs (net of tax of $1.4 million and $0.3 million in 2010 and 2009, respectively)	1.3	—	1.3	0.4	—	0.4

Total comprehensive income	$387.0	$4.4	$391.4	$332.7	$4.0	$336.7

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The following table summarizes the activity in the Company’s noncontrolling interests:

	Nine Months ended September 30,
	2010	2009
Beginning Balance	$10.1	$8.3
Net income attributable to noncontrolling interests	4.1	3.7
Dividends declared to noncontrolling interests	(4.4)	(2.9)
FX translation	0.3	0.3

Ending Balance	$10.1	$9.4

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

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three and nine month periods ended September 30, 2010, and total assets by segment as of September 30, 2010 and December 31, 2009.

Financial Information by Segment

	Three Months Ended September 30,
	2010				2009
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$373.7	$155.1	$(15.5)	$513.3	$319.8	$146.5	$(14.5)	$451.8
Expenses:
Operating, SG&A	205.0	116.4	(15.5)	305.9	173.7	100.2	(14.5)	259.4
Restructuring	0.2	0.2	—	0.4	1.0	2.7	—	3.7
Depreciation and amortization	9.7	8.4	—	18.1	7.9	8.3	—	16.2

Total	214.9	125.0	(15.5)	324.4	182.6	111.2	(14.5)	279.3

Operating income	$158.8	$30.1	$—	$188.9	$137.2	$35.3	$—	$172.5

	Nine Months Ended September 30,
	2010				2009
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,068.6	$445.4	$(46.3)	$1,467.7	$929.4	$425.6	$(43.6)	$1,311.4
Expenses:
Operating, SG&A	562.1	326.6	(46.3)	842.4	489.5	290.8	(43.6)	736.7
Restructuring	(0.1)	0.1	—	—	9.1	9.5	—	18.6
Depreciation and amortization	25.3	23.8	—	49.1	23.1	24.4	—	47.5

Total	587.3	350.5	(46.3)	891.5	521.7	324.7	(43.6)	802.8

Operating income	$481.3	$94.9	$—	$576.2	$407.7	$100.9	$—	$508.6

The cumulative restructuring charges incurred since the fourth quarter of 2007 through September 30, 2010 for both restructuring plans, which is further described in Note 9 above, are $48.7 million and $16.3 million for the MIS and MA operating segments, respectively.

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

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(tabular dollar and share amounts in millions, except per share data)

The tables below present revenue by LOB by segment and reflect the aforementioned MA business realignment:

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
MIS:
Corporate finance (CFG)	$144.9	$101.4	$399.2	$293.0
Structured finance (SFG)	70.1	79.2	214.7	226.2
Financial institutions (FIG)	73.6	62.9	213.0	186.5
Public, project and infrastructure finance (PPIF)	69.6	61.8	195.4	180.1

Total external revenue	358.2	305.3	1,022.3	885.8
Intersegment royalty	15.5	14.5	46.3	43.6

Total MIS	373.7	319.8	1,068.6	929.4

MA:
Research, data and analytics (RD&A)	106.0	103.4	315.8	307.7
Risk management software (RMS)	42.8	36.8	115.3	102.8
Professional Services	6.3	6.3	14.3	15.1

Total MA	155.1	146.5	445.4	425.6

Eliminations	(15.5)	(14.5)	(46.3)	(43.6)

Total MCO	$513.3	$451.8	$1,467.7	$1,311.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$278.3	$229.7	$794.4	$675.7

International:
EMEA	155.5	156.7	453.9	453.3
Other	79.5	65.4	219.4	182.4

Total International	235.0	222.1	673.3	635.7

Total	$513.3	$451.8	$1,467.7	$1,311.4

	September 30, 2010				December 31, 2009
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets by Segment:
Total Assets	$594.7	783.4	970.1	$2,348.2	$579.4	724.9	699.0	$2,003.3

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has partially adopted the provisions of this ASU as of January 1, 2010 for all new disclosure requirements except for the aforementioned requirements regarding Level 3 fair-value measurements, for which the Company will adopt that portion of the ASU on January 1, 2011. The portion of this ASU that was adopted on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the implementation of the portion of this ASU that relates to Level 3 fair value measurements to have a material impact on its consolidated financial statements.

NOTE 16. SUBSEQUENT EVENT

On October 26, 2010, the Board approved the declaration of a quarterly dividend of $0.105 per share of Moody’s common stock, payable on December 10, 2010 to shareholders of record at the close of business on November 20, 2010.

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

In the fourth quarter of 2009, the MA businesses were realigned and renamed to reflect the reporting unit structure for the MA segment at December 31, 2009. Pursuant to this realignment the subscriptions business was renamed RD&A and the software business was renamed RMS. The revised groupings classify license software sales, certain subscription-based risk management software revenue, maintenance and advisory services relating to software sales to the redefined RMS business. The following tables are reconciliations of the revenue groupings previously disclosed to the new groupings for the three and nine months ended September 30, 2009:

Revenue reported as per filing in prior year:	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Subscriptions	$118.9	$353.7
Software	20.2	53.7
Professional Services	7.4	18.2

Total MA	$146.5	$425.6

Reclassification for 2009 realignment:	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Subscriptions	$(15.5)	$(46.0)
Software	16.6	49.1
Professional Services	(1.1)	(3.1)

Total MA	$—	$—

Revenue Reported:	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Research, data and analytics (RD&A)	$103.4	$307.7
Risk management software (RMS)	36.8	102.8
Professional Services	6.3	15.1

Total MA	$146.5	$425.6

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

Results of Operations

Three Months Ended September 30, 2010 compared with Three Months Ended September 30, 2009

Executive Summary

Moody’s revenue for the third quarter of 2010 totaled $513.3 million, an increase of $61.5 million compared to the same period in 2009. Total expenses were $324.4 million, an increase of $45.1 million compared to the third quarter of 2009. Operating income of $188.9 million in the third quarter of 2010 increased $16.4 million compared to the same period in the prior year. Excluding the impact of restructuring related amounts in both periods, the third quarter 2010 operating income of $189.3 million increased $13.1 million over the prior year period. Diluted EPS of $0.58 for the third quarter of 2010 increased $0.16 over the prior year period and included a tax benefit of $0.07, recorded in the third quarter of 2010, on foreign earnings that are indefinitely reinvested.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
United States	$278.3	$229.7	21%

International:
EMEA	155.5	156.7	(1)%
Other	79.5	65.4	22%

Total International	235.0	222.1	6%

Total	513.3	451.8	14%

Expenses:
Operating	153.7	135.1	(14)%
SG&A	152.2	124.3	(22)%
Restructuring	0.4	3.7	89%
Depreciation and amortization	18.1	16.2	(12)%

Total	324.4	279.3	(16)%

Operating income	$188.9	$172.5	10%

Interest (expense) income, net	$(12.8)	$(11.5)	(11)%
Other non-operating (expense) income, net	$5.3	$1.7	212%
Net income attributable to Moody’s	$136.0	$100.6	35%

Global revenue of $513.3 million in the third quarter of 2010 increased $61.5 million compared to the same period in 2009, reflecting growth in both ratings and MA revenue. The ratings revenue growth is primarily due to strong speculative-grade corporate debt and bank loan rated issuance coupled with good growth in banking and public finance rated issuance. The aforementioned ratings revenue growth was partially offset by declines in rated issuance across most asset classes within SFG. The increase in MA revenue reflects growth from within RMS and RD&A. Transaction revenue accounted for 45% of global MCO revenue in the third quarter of 2010 compared to 37% in the same period of the prior year. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from the professional services line of business which offers credit risk management advisory and training services, which are typically sold on a per-engagement basis.

U.S. revenue increased $48.6 million over the third quarter of 2009, and reflects growth in both segments. The growth in U.S. ratings revenue reflects strong bank loan and high-yield issuance within CFG as well as good growth in infrastructure and public finance issuance. These increases were partially offset by declines in U.S. derivatives issuance. The MA growth is primarily due to increases in RMS revenue.

International revenue increased $12.9 million compared to the same period in 2009, reflecting growth in both segments. The increase in ratings revenue reflects growth in high-yield corporate debt and banking related issuance across all non-U.S. regions, coupled with growth in sovereign and sub-sovereign rated issuance in EMEA. These increases were partially offset by declines in rated issuance across most asset classes within SFG as well as declines in infrastructure finance revenue in the EMEA region. Changes in FX translation rates had an approximate $8 million unfavorable impact on international revenue in the third quarter of 2010.

The table below shows Moody’s global staffing by geographic area:

	September 30,		% Change
	2010	2009
United States	2,275	2,162	5%
International	2,013	1,824	10%

Total	4,288	3,986	8%

Operating expenses were $153.7 million in the third quarter of 2010, an increase of $18.6 million from the third quarter of 2009 and was primarily due to higher compensation costs. The increase primarily reflects approximately $7 million higher incentive compensation resulting from greater achievement against targeted results compared to the prior year period. Additionally, the increase in compensation costs reflects approximately $9 million higher salaries and related employee benefits primarily due to annual merit increases coupled with headcount increases within both operating segments to support business growth.

SG&A expenses of $152.2 million for the third quarter of 2010 increased $27.9 million from the same quarter in 2009. Non-compensation expenses increased approximately $14 million over the prior year primarily reflecting higher professional service costs relating to ongoing investments in technology infrastructure as well as higher legal and litigation-related costs due to ongoing matters. Compensation costs increased approximately $14 million primarily due to higher salaries and related benefits expense of approximately $10 million which reflects annual merit increases and headcount growth in sales personnel within MA as well as in support areas such as compliance and IT. Also driving the increase was higher incentive compensation costs of approximately $4 million reflecting greater achievement against targeted results compared to the prior period.

Restructuring expense in the third quarter of 2010 reflects minor adjustments to previous estimates associated with the 2007 and 2009 Restructuring Plans. Restructuring expense of $3.7 million in the third quarter of 2009 reflects costs associated with headcount reductions, divestiture of non-strategic assets and contract termination costs relating to office closures in accordance with the 2009 Restructuring Plan, as well as adjustments to previous estimates for both the 2007 and 2009 Restructuring Plans.

Operating income for the quarter was $188.9 million, up $16.4 million from the third quarter of 2009, reflecting the 14% increase in revenue partially offset by the 16% increase in operating expenses. Excluding the impact of the aforementioned restructuring adjustments in both years, operating income of $189.3 million increased $13.1 million over the third quarter of 2009. Changes in FX translation rates had an approximate $6 million unfavorable impact on operating income in the third quarter of 2010.

Interest (expense) income, net for the three months ended September 30, 2010 was $(12.8) million, a $1.3 million increase compared to the same period in 2009. The increase is primarily due to higher interest on borrowings which reflects the issuance of the $500 million 2010 Senior Notes issued in August 2010. This was partially offset by lower expense on short-term borrowings reflecting lower average balances in the current year period compared to 2009 and lower interest on UTBs and other tax related liabilities reflecting statute of limitation lapses in the third quarter of 2010.

Other non-operating (expense) income, net of $5.3 million in the third quarter of 2010 increased $3.6 million compared to the prior year. This increase primarily reflects a charge of approximately $5 million in the third quarter of 2009 relating to an international non-income tax matter that did not recur in 2010.

Moody’s ETR was 24.4% for the quarter ended September 30, 2010, down from 37.5% in 2009. The lower ETR for the three months ended September 30, 2010 compared to the same period in 2009 reflected a $17.6 million tax benefit, recorded in the third quarter of 2010, on foreign earnings that are indefinitely reinvested.

Net Income in the third quarter of 2010, which reflected the aforementioned tax benefit of $17.6 million, or $0.07 per diluted share, was $136.0 million, or $0.58 per diluted share representing an increase of $35.4 million, or $0.16 per diluted share, compared to the prior year. Excluding amounts related to the 2009 restructuring charge and restructuring-related adjustments in both years, Net Income increased $33.4 million, or 32%, from $102.9 million in 2009, resulting in a $0.15, or 35%, increase in diluted EPS compared to the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Corporate finance (CFG)	$144.9	$101.4	43%
Structured finance (SFG)	70.1	79.2	(11)%
Financial institutions (FIG)	73.6	62.9	17%
Public, project and infrastructure finance (PPIF)	69.6	61.8	13%

Total external revenue	358.2	305.3	17%
Intersegment royalty	15.5	14.5	7%

Total MIS revenue	373.7	319.8	17%
Expenses:
Operating and SG&A	205.0	173.7	(18)%
Restructuring	0.2	1.0	80%
Depreciation and amortization	9.7	7.9	(23)%

Total	214.9	182.6	(18)%

Operating income	$158.8	$137.2	16%

The following is a discussion of external MIS revenue as well as operating expenses:

Global MIS revenue of $358.2 million in the third quarter of 2010 increased $52.9 million compared to the same period in 2009. The growth is primarily due to strong speculative-grade corporate debt and bank loan rated issuance coupled with good growth in banking and public finance rated issuance. This growth was partially offset by declines in rated issuance across most asset classes within SFG. Transaction revenue for MIS in the third quarter of 2010 was 58% compared to 50% in 2009, with the increase reflecting the aforementioned strong rated issuance in the bank loan and high-yield sectors within CFG.

In the U.S., revenue was $207.2 million in the third quarter of 2010, an increase of $42.4 million, or 26%, compared to the third quarter of 2009. The increase relates primarily to strong growth over the prior year in rated issuance for bank loans and high-yield corporate debt coupled with good growth in investment-grade corporate debt as well as infrastructure and public finance related issuance.

Non-U.S. revenue was $151.0 million in the third quarter of 2010, an increase of $10.5 million, or 7%, over the prior year. The increase primarily reflects higher speculative-grade and banking rated issuance across all non-U.S. regions partially offset by declines in rated issuance across most asset classes within SFG and declines in infrastructure finance revenue in the EMEA region. Changes in FX translation rates had an approximate $9 million unfavorable impact on non-U.S. MIS revenue in the third quarter of 2010.

Global CFG revenue of $144.9 million in the third quarter of 2010 increased $43.5 million from the prior year. The global increase is primarily due to higher rated issuance for speculative-grade corporate debt and bank loans as well as increases in Corporate Family Ratings. Accordingly, transaction revenue increased to 74% of total CFG revenue in the third quarter of 2010, compared to 64% in the prior year. In the U.S., third quarter 2010 revenue was $94.8 million, or 51% higher than the same period in 2009. This increase is primarily due to higher bank loan issuance reflecting increased volumes of loan refinancing and leveraged buy-out activity compared to the same period in 2009. Additionally, there was an increase in speculative-grade rated issuance volumes which reflected narrowing credit spreads and greater investor appetite for high-yield products as uncertainties in the EU sovereign debt markets began to subside as the third quarter of 2010 progressed. Internationally, revenue of $50.1 million in the third quarter of 2010 increased 29% compared to the same period in 2009, driven primarily by higher speculative-grade rated issuance volumes across all non-U.S. regions which reflects the aforementioned increase in investor confidence in the high-yield markets as uncertainties in the EU sovereign debt markets began to subside in the third quarter of 2010 coupled with growth in Corporate Family Ratings in the EMEA and Asia regions.

Global SFG revenue of $70.1 million in the third quarter of 2010 decreased $9.1 million compared to the same period in 2009, reflecting lower revenue from rating derivatives and asset-backed securities partially offset by increased rated issuance for covered bonds. In the third quarter of 2010, transaction-based revenue accounted for 47% of total SFG revenue, up from 43% in 2009. In the U.S., revenue of $34.0 million in the third quarter of 2010 decreased $2.9 million compared to the prior year and primarily related to declines in derivatives transactions reflecting continued reduced investor appetite coupled with ongoing economic and regulatory uncertainties. Non-U.S. revenue of $36.1 million in the third quarter of 2010 decreased $6.2 million compared to the prior year, reflecting rated issuance declines across most asset classes within the EMEA region due to continued high interest rate spreads and a lack of investor appetite for structured finance securities. The aforementioned declines were partially offset by higher covered bond issuance in EMEA as investors were attracted to these instruments amidst the economic and market uncertainties that were present in the EU region for a portion of the third quarter of 2010. Changes in FX translation rates had an approximate $5 million unfavorable impact on non-U.S. SFG revenue in the third quarter of 2010.

Global FIG revenue of $73.6 million in the third quarter of 2010 increased $10.7 million from the prior year, primarily reflecting higher banking related issuance across all regions coupled with higher insurance related issuance in the U.S. Transaction revenue was 37% of global FIG revenue, an increase from 27% in the third quarter of 2009. In the U.S., revenue of $29.7 million in the third quarter of 2010 increased $3.7 million compared to the prior year driven by higher insurance related issuance which reflects insurers opportunistically issuing debt in the current low interest rate environment. Outside the U.S., revenue in the third quarter of 2010 was $43.9 million, or 19% higher than in the prior year, primarily due to stronger banking related issuance volumes across all non-U.S. regions, most notably from within the Latin America and EMEA regions. The growth in the Latin American banking sector reflects an increase in demand for securities in the region due to Brazil’s relative economic strength coupled with banks taking advantage of the current low interest rate environment. Changes in FX translation rates had an approximate $2 million unfavorable impact on third quarter 2010 international FIG revenue.

Global PPIF revenue was $69.6 million in the third quarter of 2010, an increase of $7.8 million compared to the same period in 2009, primarily reflecting increases in public finance revenue across all regions and higher rated issuance volumes in infrastructure finance in the U.S. These increases were partially offset by lower rated issuance volumes in infrastructure finance within the EMEA region primarily due to strong comparable results in the third quarter of 2009. Revenue generated from new transactions was 60% of total PPIF revenue in the third quarter of 2010, up from 57% in the prior year period. In the U.S., third quarter 2010 PPIF revenue increased 24% over the prior year primarily due to higher U.S. infrastructure finance issuance reflecting robust issuance due to rising capital expenditure needs. Additionally, growth in the U.S. reflects increases in public finance revenue due to higher issuance related to the Build America Bond Program which was implemented as part of the American Recovery and Reinvestment Act of 2009. Outside the U.S., PPIF revenue decreased $1.6 million over the prior year, primarily due to lower infrastructure finance issuance in EMEA which reflected strong issuance volumes in the prior year period. These declines were partially offset by higher public finance rated issuance, generated primarily from within the EMEA region, as uncertainties relating to the sovereign debt markets in the EU began to subside as the third quarter of 2010 progressed.

Operating and SG&A expenses in the third quarter of 2010 increased $31.3 million compared to the prior year and reflected increases in non-compensation and compensation expenses of approximately $17 million and $14 million, respectively. The increase in compensation expenses relates to higher incentive compensation due to greater achievement against targeted results in the third quarter of 2010 compared to the prior year. Additionally, there were higher salaries reflecting annual merit increases coupled with headcount growth within the ratings LOBs as well as in support areas such as compliance and IT. The increase in non-compensation expenses primarily reflects higher legal and litigation-related costs relating to ongoing matters and higher IT consulting costs relating to investments in technology infrastructure, most of which are allocated to MIS as part of the allocation of overhead and corporate expenses which is based on a revenue-split methodology.

Operating income in the third quarter of 2010 of $158.8 million, which includes the intersegment royalty revenue, increased $21.6 million from the prior year and reflects the $53.9 million increase in total MIS revenue exceeding the 18% increase in operating expenses. Excluding minor restructuring-related adjustments in 2010 and 2009, operating income in the third quarter of 2010 was $159.0 million, an increase of $20.8 million from the same period in 2009.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2010	2009

Revenue:
Research, data and analytics (RD&A)	$106.0	$103.4	3%
Risk management software (RMS)	42.8	36.8	16%
Professional services	6.3	6.3	—%

Total	155.1	146.5	6%

Expenses:
Operating and SG&A (including intersegment royalty)	116.4	100.2	(16)%
Restructuring	0.2	2.7	93%
Depreciation and amortization	8.4	8.3	(1)%

Total	125.0	111.2	(12)%

Operating income	$30.1	$35.3	(15)%

Global MA revenue in the third quarter of 2010 increased $8.6 million over the prior year, reflecting growth in RMS and RD&A. Recurring revenue, which includes subscriptions and software maintenance fees, comprised 86% of third quarter 2010 MA revenue, slightly lower than 88% in the same period of 2009.

Revenue in the U.S. increased $6.2 million, or 10%, over the prior year with increases in RMS comprising 77% of the growth. International revenue, which represented 54% and 56% of global MA revenue the quarters ended September 30, 2010 and 2009, respectively, increased 3% over the prior year reflecting growth in RMS and RD&A.

Global RD&A revenue, which comprised over 68% of total MA revenue in both quarters, increased $2.6 million, or 3%, over the prior year. The increase reflects greater demand for products that support analysis for investment and commercial credit applications and also the gradual stabilization among capital markets customers as disruption from the global financial crisis recedes. Global RMS revenue in the third quarter of 2010 increased $6.0 million over the prior year primarily due to the final delivery and client acceptance of software licenses and implementations. Revenue from professional services was flat compared to the prior year. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the third quarter of 2010, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $16.2 million compared to 2009 reflecting both higher compensation and non-compensation costs of approximately $12 million and $4 million, respectively. The increase in compensation costs is primarily due to higher incentive compensation reflecting greater achievement against targeted results compared to the prior year, an increase in commissions expense and higher salaries reflecting headcount increases to support business growth. The increase in non-compensation costs primarily reflects higher legal and litigation- related costs relating to ongoing matters and higher IT consulting costs relating to investments in technology infrastructure, most of which are allocated to MA as part of the allocation of overhead and corporate expenses which is based on a revenue-split methodology.

The restructuring expense in the third quarter of 2009 reflects costs associated with the divestiture of non-strategic assets and contract termination costs for office closures in accordance with the 2009 Restructuring Plan.

Operating income of $30.1 million in the third quarter of 2010, which includes the intersegment royalty expense, declined $5.2 million compared to the same period in 2009, reflecting the 12% increase in operating expenses exceeding the 6% increase in revenue. Excluding the 2009 restructuring charge and minor restructuring-related adjustments in 2010, operating income totaled $30.3 million in the third quarter of 2010, a decrease of $7.7 million from the same quarter in 2009.

Nine Months Ended September 30, 2010 compared with Nine Months Ended September 30, 2009

Executive Summary

Moody’s revenue for the nine months ended September 30, 2010 totaled $1,467.7 million, an increase of $156.3 million compared to the same period in 2009. Total expenses were $891.5 million, an increase of $88.7 million compared to the first nine months of 2009. Operating income of $576.2 million in the first nine months of 2010 increased $67.6 million compared to the same period in the prior year. Excluding the restructuring charge and minor related adjustments in 2009, operating income increased $49.0 million from $527.2 million in the prior year period. Diluted EPS of $1.56 for the nine months ended September 30, 2010 increased $0.30 over the prior year period and included a tax benefit of $0.07, recorded in the third quarter of 2010, on foreign earnings that are indefinitely reinvested as well as a $0.02 favorable impact relating to the resolution of a Legacy Tax Matter. Excluding the aforementioned Legacy Tax Matter in 2010, diluted EPS of $1.54 increased $0.26, or 20%, from $1.28 in 2009, which excludes a prior year favorable impact of $0.03 related to the resolution of a Legacy Tax Matter and an unfavorable $0.05 impact for restructuring.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
United States	$794.4	$675.7	18%

International:
EMEA	453.9	453.3	—%
Other	219.4	182.4	20%

Total International	673.3	635.7	6%

Total	1,467.7	1,311.4	12%

Expenses:
Operating	423.9	385.5	(10)%
SG&A	418.5	351.2	(19)%
Restructuring	—	18.6	100%
Depreciation and amortization	49.1	47.5	(3)%

Total	891.5	802.8	(11)%

Operating income	$576.2	$508.6	13%

Interest (expense) income, net	$(35.1)	$(20.9)	(68)%
Other non-operating (expense) income, net	$0.7	$(8.8)	108%
Net income attributable to Moody’s	$370.4	$300.1	23%

Global revenue of $1,467.7 million in the nine months ended September 30, 2010 increased $156.3 million compared to the same period in 2009, reflecting good growth in ratings revenue and modest growth within MA. The growth in ratings revenue is primarily due to strong issuance activity in 2010 within the corporate and financial institution debt markets. Transaction revenue accounted for 42% of global MCO revenue in the first nine months of 2010 compared to 37% in the same period of the prior year.

U.S. revenue increased $118.7 million over the first nine months of 2009 reflecting growth in all ratings LOBs, most notably in rated issuance for bank loans coupled with higher rated issuance for high-yield corporate bonds in the first and third quarters of 2010. Partially offsetting these increases were declines in revenue from rating investment-grade corporate debt compared to a strong prior year comparative period. Additionally, there was growth in all LOBs within the MA segment, most notably in RMS.

International revenue increased $37.6 million compared to the same period in 2009 primarily reflecting growth in CFG revenue, particularly in speculative-grade ratings in EMEA, coupled with higher banking related revenue across all non-U.S. regions. Additionally, the growth reflects higher RD&A and RMS revenue from within MA. These increases were partially offset by declines in most asset classes within SFG as well as declines in investment-grade issuance within the EMEA region.

Operating expenses were $423.9 million in the first nine months of 2010, an increase of $38.4 million from the same period in 2009 and was primarily due to higher compensation costs reflecting approximately $19 million higher incentive compensation resulting from greater achievement against targeted results compared to the prior year period. Additionally, the increase in compensation costs reflects approximately $18 million higher salaries and related employee benefits primarily due to annual merit increases coupled with higher headcount in both operating segments to support business growth.

SG&A expenses of $418.5 million for the first nine months of 2010 increased $67.3 million from the same period in 2009. The increase is due to both higher compensation and non-compensation costs compared to 2009. Non-compensation expenses increased approximately $41 million over the prior year primarily reflecting higher professional service costs relating to ongoing investments in technology infrastructure as well as higher legal and litigation-related costs related to ongoing matters. Compensation costs increased approximately $26 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in support areas such as compliance and IT coupled with approximately $6 million higher incentive compensation costs reflecting greater achievement against targeted results compared to the prior period.

Restructuring expense in 2009 reflects severance costs associated with the 2009 Restructuring Plan approved on March 27, 2009 and adjustments to the previous estimates for both the 2007 and 2009 Restructuring Plans.

Operating income for the nine months ended September 30, 2010 was $576.2 million, up $67.6 million from the same period in 2009, reflecting the 12% increase in revenue being partially offset by the 11% increase in operating expenses. Excluding the restructuring charge and minor restructuring-related adjustments in 2009, operating income increased $49.0 million over the first nine months of 2009.

Interest (expense) income, net for the nine months ended September 30, 2010 was $(35.1) million, a $14.2 million increase compared to the same period in 2009. The increase relates primarily to an interest expense reduction of approximately $12 million in the first quarter of 2009 for UTBs and other tax-related liabilities that did not recur in 2010. Additionally, there was interest income related to the favorable settlement of Legacy Tax Matters of $2.5 million and $6.5 million in the nine months ended September 30, 2010 and 2009, respectively.

Other non-operating (expense) income, net of $0.7 million in the first nine months of 2010 increased $9.5 million compared to the prior year. This increase reflects an approximate $5 million charge in 2009 for an international non-income tax matter that did not recur in 2010. Additionally, the increase reflects FX losses of approximately $(4) million in 2010 compared to losses of approximately $(7) million in 2009. The FX losses in both periods reflect the weakening of the euro to the British pound over both of the nine month periods ended September 30, 2010 and 2009.

Moody’s ETR was 30.9% for the first nine months of 2010, down from 36.6% in 2009. The lower ETR in 2010 includes a $17.6 million tax benefit, recorded in the third quarter of 2010, on foreign earnings that are indefinitely reinvested as well as a reduction in the state ETR compared to the prior year. The 2010 and 2009 tax expense included benefits of $2.1 million and $1.7 million, respectively, relating to the favorable resolution of Legacy Tax Matters (see “Contingencies – Legacy Tax Matters” below for further information). Also, the 2010 ETR was favorably impacted by the settlement of a non-U.S. tax audit resulting in a reduction of UTBs related to that tax jurisdiction. Additionally, the 2009 ETR reflects a non-taxable $12 million interest expense reduction related to UTBs and other tax-related liabilities. Excluding the Legacy Tax Matters in both years, the ETR in 2010 of 31.4% decreased 600 Bps from 2009.

Net Income in the nine month period ended September 30, 2010, which reflected the aforementioned tax benefit of $17.6 million, or $0.07 per diluted share, was $370.4 million, or $1.56 per diluted share, and increased $70.3 million, or $0.30 per diluted share, compared to the prior year. Excluding benefits for favorable resolutions of Legacy Tax Matters as well as restructuring charges and related adjustments in 2009, Net Income increased $62.3 million, or 21%, to $365.8 million, resulting in a $0.26, or 20%, increase in diluted EPS compared to the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Corporate finance (CFG)	$399.2	$293.0	36%
Structured finance (SFG)	214.7	226.2	(5)%
Financial institutions (FIG)	213.0	186.5	14%
Public, project and infrastructure finance (PPIF)	195.4	180.1	8%

Total external revenue	1,022.3	885.8	15%
Intersegment royalty	46.3	43.6	6%

Total MIS revenue	1,068.6	929.4	15%
Expenses:
Operating and SG&A	562.1	489.5	(15)%
Restructuring	(0.1)	9.1	101%
Depreciation and amortization	25.3	23.1	(10)%

Total	587.3	521.7	(13)%

Operating income	$481.3	$407.7	18%

The following is a discussion of external MIS revenue as well as operating expenses:

Global MIS revenue of $1,022.3 million in the first nine months of 2010 increased $136.5 million compared to the same period in 2009. The increase reflects strong growth in rated issuance for speculative-grade corporate debt and bank loans within CFG as well as good growth from banking related issuance within FIG. These increases were partially offset by declines in investment-grade issuance within CFG. Transaction revenue for MIS in the first nine months of 2010 was 56% compared to 49% in 2009, with the increase primarily reflecting the aforementioned strong rated issuance in the high-yield and bank loan sectors within CFG as well as higher banking related issuance within FIG.

In the U.S., revenue was $590.9 million in the first nine months of 2010, an increase of $107.0 million, or 22%, compared to the same period in 2009. The increase relates primarily to strong rated issuance volumes in bank loans and high-yield corporate debt within CFG, higher issuance in the CREF sector within SFG and good growth in public finance and banking issuance within PPIF and FIG, respectively. These increases were partially offset by declines in U.S. investment-grade rated issuance compared to a strong prior year comparative period as well as declines in derivatives rated issuance within SFG.

Non-U.S. revenue was $431.4 million in the nine months ended September 30, 2010, an increase of $29.5 million, or 7%, over the prior year. The increase reflects growth in banking related revenue across all non-U.S. regions as well as higher speculative-grade corporate debt issuance in the EMEA region. These increases were partially offset by declines within the EMEA region in most asset classes in SFG coupled with lower rated issuance for investment-grade corporate debt.

Global CFG revenue of $399.2 million in the nine months ended September 30, 2010 increased $106.2 million from the prior year primarily due to higher rated issuance volumes in the high-yield corporate debt sector, coupled with higher bank loan issuance and an increase in Indicative Ratings and Corporate Family Ratings. The aforementioned growth was partially offset by declines in rated issuance for investment-grade debt. Transaction revenue represented 71% of total CFG revenue in the first nine months of 2010, compared to 65% in the prior year. In the U.S., revenue in the first nine months of 2010 was $261.0 million, or 43% higher than the same period in 2009. This increase is primarily due to higher bank loan issuance which reflects the narrowing of credit spreads which has resulted in a high volume of refinancing activity coupled with increased issuance related to leveraged buy-out activity. Additionally, there was higher speculative-grade corporate debt issuance reflecting increased investor appetite for high-yield instruments as stability returned to the corporate credit markets. These increases were partially offset by lower rated issuance for investment-grade corporate debt compared to a strong prior year period where many companies were refinancing their debt ahead of expected maturities. Internationally, revenue of $138.2 million in the first nine months of 2010 increased 26% compared to the same period in 2009, driven primarily by growth in rated issuance for speculative-grade corporate debt across all regions which reflects the aforementioned increased investor confidence in the high-yield markets coupled with higher revenue from Indicative Ratings and Corporate Family Ratings in the EMEA region. These increases were partially offset by declines in investment-grade rated issuance reflecting a strong comparative prior year period.

Global SFG revenue of $214.7 million in the first nine months of 2010 decreased $11.5 million compared to the same period in 2009 reflecting lower revenue in the derivatives sector partially offset by increased issuance activity in U.S. CREF and structured covered bonds in EMEA. In the U.S., revenue of $107.3 million in the first nine months of 2010 increased $1.7 million compared to the prior year and primarily related to growth in CREF issuance, partially offset by continued declines in the derivatives sector. The increase in U.S. CREF revenue is primarily due to higher real estate investment trust related issuance reflecting the low interest rate environment and narrowing credit spreads in this sector. Non-U.S. revenue of $107.4 million in the first nine months of 2010 decreased $13.2 million compared to the prior year, reflecting declines in most asset classes within the EMEA region as reduced investor demand for structured products resulting from uncertainties surrounding the EU sovereign debt markets has driven down issuance. These decreases were partially offset by higher revenue from rating covered bonds in the EMEA region as investors were attracted to these instruments amidst economic and market uncertainties within the EU region.

Global FIG revenue of $213.0 million in the first nine months of 2010 increased $26.5 million from the prior year, primarily reflecting higher banking related revenue. Transaction revenue increased to 38% of global FIG revenue, up from 28% in the prior year period. In the U.S., revenue of $87.6 million in the first nine months of 2010 increased $10.1 million compared to the prior year. The growth over the prior year was driven by higher banking related revenue compared to a challenging prior year period due to an increase in issuance from smaller banks whose access to the credit markets was limited in the prior year period. Outside the U.S., revenue in the first half of 2010 was $125.4 million, or 15% higher than in the prior year, and was primarily due to growth in banking revenue across all non-U.S. regions compared to a challenging prior year period.

Global PPIF revenue was $195.4 million in the first nine months of 2010, an increase of $15.3 million compared to the same period in 2009, primarily reflecting increases in public and project finance revenue. Revenue generated from new transactions was 58% of total PPIF revenue in the first nine months of 2010, down slightly from 59% in the prior year period. In the U.S., revenue for the nine month period ended September 30, 2010 increased 15% over the prior year primarily due to growth in public finance revenue which reflects modest price increases compared to the prior year coupled with issuance relating to the Build America Bond Program which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009. Additionally, there was higher infrastructure finance revenue relating to issuers’ rising capital expenditure needs. Outside the U.S., PPIF revenue decreased 3% compared to prior year reflecting declines in infrastructure and project finance revenue within the EMEA region due to a strong comparative prior year period, partially offset by higher project finance rated issuance in the Asia and Americas regions.

Operating and SG&A expenses in the first nine months of 2010 increased $72.6 million compared to the prior year and reflected increases in compensation and non-compensation expenses of approximately $34 million and $38 million, respectively. The increase in compensation expenses relates to higher incentive compensation due to greater achievement against targeted results in the first nine months of 2010 compared to the prior year. Additionally, there were higher salaries reflecting annual merit increases, headcount growth within the ratings LOBs as well as support areas such as compliance and IT for which the costs are allocated to each segment based on a revenue-split methodology. The increase in non-compensation expenses reflects higher legal and litigation- related costs relating to ongoing matters and higher IT consulting costs relating to investments in technology infrastructure.

The restructuring charge of $9.1 million in the prior year period reflects costs associated with the 2009 Restructuring Plan approved in the first quarter of 2009 as well as minor adjustments made to both the 2009 and 2007 restructuring plans.

Operating income in the first nine months of 2010 of $481.3 million, which includes the intersegment royalty revenue, increased $73.6 million from the prior year and reflects the 15% increase in total MIS revenue exceeding the 13% increase in operating expenses. Excluding the restructuring-related amounts in both periods, operating income in the first nine months of 2010 was $481.2 million, an increase of $64.4 million from the same period in 2009.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Research, data and analytics (RD&A)	$315.8	$307.7	3%
Risk management software (RMS)	115.3	102.8	12%
Professional services	14.3	15.1	(5)%

Total	445.4	425.6	5%

Expenses:
Operating and SG&A (including intersegment royalty)	326.6	290.8	(12)%
Restructuring	0.1	9.5	99%
Depreciation and amortization	23.8	24.4	2%

Total	350.5	324.7	(8)%

Operating income	$94.9	$100.9	(6)%

Global MA revenue in the first nine months of 2010 increased $19.8 million over the prior year primarily reflecting growth in RMS and RD&A. Recurring revenue, which includes subscriptions and software maintenance fees, comprised 88% of MA revenue in the first nine months of 2010, slightly lower than 90% in the same period of 2009.

Revenue in the U.S. increased $11.7 million, or 6%, over the prior year and reflected growth across all LOBs. International revenue, which represented 54% and 55% of global MA revenue in each of the nine month periods ended September 30, 2010 and 2009, respectively, increased 3% over the prior year with growth in RD&A and RMS being partially offset by declines in professional services.

Global RD&A revenue, which comprised over 70% of total MA revenue in both 2010 and 2009, increased $8.1 million, or 3%, over the prior year, with 73% of the growth occurring internationally. The increase reflects greater demand for products that support analysis for investment and commercial credit applications and also the gradual stabilization among capital markets customers as disruption from the global financial crisis recedes. Global RMS revenue in the first nine months of 2010 increased $12.5 million over the prior year due to the final delivery and client acceptance of software licenses and implementations. Revenue from professional services decreased $0.8 million compared to 2009. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the nine months of 2010, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $35.8 million compared to 2009 reflecting both higher compensation and non-compensation costs of approximately $26 million and $10 million, respectively. The increase in compensation costs is primarily due to higher incentive compensation reflecting greater achievement against targeted results in the first nine months of 2010 compared to the prior year as well as higher salaries reflecting annual merit increases and headcount increases to support business growth. Additionally, there was an increase in commissions expense compared to the prior year reflecting higher MA sales. The increase in non-compensation costs reflects higher legal and litigation- related costs relating to ongoing matters and higher IT consulting costs relating to investments in technology infrastructure, most of which are allocated to MA as part of the allocation of overhead and corporate expenses which is based on a revenue-split methodology.

The restructuring charge of $9.5 million in the prior year period reflects severance costs associated with the 2009 Restructuring Plan approved in the first quarter of 2009, which includes costs related to the divestiture of non-strategic assets and contract termination costs for office closures as well as minor adjustments made to original estimates for the 2007 Restructuring Plan.

Operating income of $94.9 million in the first nine months of 2010, which includes the intersegment royalty expense, decreased $6.0 million compared to the prior year, reflecting the $25.8 million increase in total expenses exceeding the $19.8 million increase in revenue. Excluding the 2009 restructuring charge and minor restructuring-related adjustments for both restructuring plans in 2010 and 2009, operating income totaled $95.0 million in nine months ended September 30, 2010, a decrease of $15.4 million from the same period in 2009.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. The Company had net repayments on short-term borrowings of $428.7 million during the nine months ended September 30, 2010 and issued $496.9 million in long-term debt as more fully discussed below.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2010	2009
Net cash provided by operating activities	$474.7	$456.6	$18.1
Net cash used in investing activities	$(55.0)	$(64.4)	$9.4
Net cash used in financing activities	$(104.7)	$(243.6)	$138.9

Net cash provided by operating activities

The $18.1 million increase in net cash flows provided by operating activities resulted from an increase in net income of $70.7 million, which was partially offset by the following changes in assets and liabilities:

•	A $20.2 million reduction in cash flow due to changes in year-to-date accounts receivable balances from December 31, 2008 to September 30, 2009 compared to the same period in 2010;

•	An approximate $76 million reduction in cash flows from operations due to an increase in net deferred tax assets;

•	A reduction in cash flows of approximately $13 million related to higher payments in 2010 to settle the 2009 Restructuring Plan obligations compared to 2009;

•

An increase in cash flows of approximately $28 million due to changes in other liabilities primarily reflecting a $17 million payment made in 2009 for interest to settle a tax audit for the 2001-2007 tax years and a $12 million reduction of accrued interest in the prior year, both of which did not recur in 2010;

•	A $48.6 million increase from UTB’s primarily related to a $51 million payment in 2009 for the settlement of a tax audit for the 2001-2007 tax years.

Net cash used in investing activities

Net cash used in investing activities for the first nine months of 2010 decreased $9.4 million compared to the prior year period. The $9.7 million reduction in capital expenditures compared to 2009 reflects less costs relating to the build-out the Canary Wharf leased facility in London, England in the current year as the project nears completion partially offset by higher cash outlays relating to the Company’s continued investment in IT infrastructure.

Net cash used in financing activities

The $138.9 million decrease in cash used in financing activities was primarily attributed to:

•	Proceeds received of $496.9 million relating to the issuance of the 2010 Senior Notes in August 2010;

Partially offset by:

•	A $119.6 million increase in treasury shares repurchased. There were no share repurchases in 2009 as the Company instead utilized its operating cash flow to repay outstanding borrowings;

•	A $242.1 million increase in net repayments in short-term borrowings under the Company’s CP program and revolving credit facility.

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

The Company remains committed to using its strong cash flow to create value for shareholders in a manner consistent with maintaining sufficient liquidity by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend. In the near-term, Moody’s intends to maintain its dividend and has commenced a share repurchase program, the continuation of which is dependent on Moody’s liquidity and market conditions. As of September 30, 2010, Moody’s had $1.3 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

During the third quarter of 2010, the Company issued $500 million of 2010 Senior Notes due in September 2020, the proceeds of which were or will be used for general corporate purposes, including the redemption and repayment of short-term or long-term borrowings; working capital needs; capital expenditures; acquisitions of or investments in businesses or assets; and purchases of the Company’s common stock under its authorized stock repurchase program. At September 30, 2010 the Company had total borrowings outstanding from its CP Program of $15 million. At September 30, 2010, Moody’s had $1.3 billion of outstanding debt with approximately $985 million of additional capacity available. Principal payments on the 2008 Term Loan have commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

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

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of September 30, 2010, including the aforementioned rent credits, are approximately $565 million.

The Company also intends to use a portion of its cash flow to pay dividends. On October 26, 2010, the Board approved the declaration of a quarterly dividend of 10.5 cents per share of Moody’s common stock, payable on December 10, 2010 to shareholders of record at the close of business on November 20, 2010. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

Indebtedness

The following table summarizes total indebtedness:

	September 30, 2010	December 31, 2009
2007 Facility	$—	$—
Commercial paper, net of unamortized discount of nil and $0.1 million at 2010 and 2009, respectively.	15.0	443.7
Notes payable:
Series 2005-1 Notes due 2015	300.0	300.0
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, net of unamortized discount of $3.1 million in 2010, due 2020	496.9	—
2008 Term Loan, various payments through 2013	148.1	150.0

Total Debt	1,260.0	1,193.7
Current portion	(24.4)	(447.5)

Total long-term debt	$1,235.6	$746.2

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) federal funds rate; (d) LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.1% and 0.3% as of September 30, 2010 and December 31, 2009, respectively. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On August 19, 2010, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2010 Senior Notes bear interest at a fixed rate of 5.50% and mature on September 1, 2020. Interest on the 2010 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2011. The Company may prepay the 2010 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into a sale and leaseback transactions. In addition, the Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any Indebtedness (as defined in the Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ Indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the Indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

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

The principal payments due on the 2008 Term Loan through its maturity are as follows:

Year Ending December 31,
2010 (after September 30)	$1.9
2011	11.3
2012	71.2
2013	63.7

Total	$148.1

At September 30, 2010, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2010, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expense on borrowings	$(14.0)	$(10.4)	$(35.4)	$(34.8)
Income	0.8	0.6	1.9	2.0
Expense on UTBs and other tax related liabilities	(0.2)	(2.4)	(5.3)	4.3
Capitalized	0.6	0.7	1.2	1.1
Legacy Tax (a)	—	—	2.5	6.5

Total interest expense, net	$(12.8)	$(11.5)	$(35.1)	$(20.9)

(a)	The amounts in both years represent interest income related to the favorable settlement of Legacy Tax Matters, as further discussed below.

Net interest expense of $20.9 million for the first nine months of 2009 reflects a reduction of approximately $12 million related to tax and tax-related liabilities.

The Company’s long-term debt, including the current portion, is recorded at cost. The fair value and carrying value of the Company’s long-term debt as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$300.0	$314.4	$300.0	$291.1
Series 2007-1 Notes	300.0	327.8	300.0	298.6
2010 Senior Notes	496.9	515.0	—	—
2008 Term Loan	148.1	148.1	150.0	150.0

Total	$1,245.0	$1,305.3	$750.0	$739.7

The fair value of the Company’s 2010 Senior Notes is based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows with inputs based on prevailing interest rates available to the Company for borrowings with similar maturities.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At September 30, 2010, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2010:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,753.7	$91.2	$267.3	$421.2	$974.0
Operating lease obligations	879.5	56.4	122.2	108.8	592.1
Purchase obligations (2)	120.0	62.8	47.5	9.7	—
Pension obligations (3)	74.2	8.8	11.5	7.4	46.5
Capital lease obligations	0.3	0.3	—	—	—

Total (4)	$2,827.7	$219.5	$448.5	$547.1	$1,612.6

(1)	Reflects principal payments, related interest and applicable fees on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 11 to the condensed consolidated financial statements.
(2)	Includes amounts contractually committed to for the build-out of the Canary Wharf Lease.
(3)	Reflects projected benefit payments for the next ten years relating to the Company’s unfunded Post-Retirement Benefit Plans described in Note 10 to the condensed consolidated financial statements.

(4)	The table above does not include the Company’s net long-term tax liabilities of $227.4 million relating to UTBs and Legacy Tax Matters since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On October 26, 2010, the Board approved the declaration of a quarterly dividend of $0.105 per share of Moody’s common stock, payable on December 10, 2010 to shareholders of record at the close of business on November 20, 2010.

2010 Outlook

Moody’s outlook for 2010 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability, business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the eventual withdrawal of government-sponsored economic stabilization initiatives. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ materially from the current outlook. The Company’s guidance assumes foreign currency translation at end-of-quarter exchange rates.

Moody’s is raising its guidance for diluted earnings per share for full-year 2010 to a range of $1.90 to $1.96. Certain components of 2010 guidance have been modified to reflect Moody’s current view of credit market conditions and implications for the Company. For Moody’s overall, the Company now expects full-year 2010 revenue to increase in the high-single to low-double-digit percent range and expenses to increase in the low-double-digit percent range. The Company continues to estimate incremental costs related to new regulation of approximately $15 million for this year and $15 to 25 million for next year. The Company still projects the full-year 2010 operating margin in the high-thirties percent range and now expects the 2010 effective tax rate in the range of 33 to 34 percent. Share repurchase is expected to continue in 2010, subject to available cash flow and other capital allocation decisions.

For the global MIS business, full-year 2010 revenue is now expected to increase in the low-double-digit percent range. The Company now projects MIS revenue growth in the high-teens percent range within the U.S. and in the low- to mid-single-digit percent range outside the U.S. Corporate finance revenue is now expected to increase in the low-thirties percent range. The Company now expects structured finance revenue to decline in the mid-single-digit percent range and revenue from financial institutions to grow in the mid-single-digit percent range. Public, project and infrastructure finance revenue is still projected to increase in the mid-single-digit percent range.

For Moody’s Analytics, the Company continues to expect full-year 2010 revenue to increase in the mid-single-digit percent range. The Company still projects revenue growth in the low-single-digit percent range for research, data and analytics, while revenue in both the risk management software and professional services businesses is now expected to increase in the mid-teens percent range. Moody’s still expects MA revenue both in the U.S. and outside the U.S. to grow in the mid-single-digit percent range.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has partially adopted the provisions of this ASU as of January 1, 2010 for all new disclosure requirements except for the aforementioned requirements regarding Level 3 fair-value measurements, for which the Company will adopt that portion of the ASU on January 1, 2011. The portion of this ASU that was adopted on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the implementation of the portion of this ASU that relates to Level 3 fair value measurements to have a material impact on its consolidated financial statements.

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

On July 1, 2008, Moody’s publicly announced the results of the Company’s investigation into the issues raised in a May 21, 2008 report by a newspaper concerning a coding error in a model used in the rating process for certain constant-proportion debt obligations. The Company’s investigation determined that, in April 2007, members of a European rating surveillance committee engaged in conduct contrary to Moody’s Code of Professional Conduct. On March 18, 2010, MIS received a “Wells Notice” from the Staff of the SEC stating that the Staff was considering recommending that the SEC institute administrative and cease-and-desist proceedings against MIS in connection with MIS’s initial June 2007 application on SEC Form NRSRO to register as a nationally recognized statistical rating organization under the CRA Reform Act of 2006. The SEC Staff subsequently informed the Company that the Staff’s investigation of the matter had been completed, that a Report of Investigation Pursuant to Section 21(a) of the Exchange Act would be issued and that no enforcement action would be taken by the SEC.

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

Moody’s Wall Street Analytics unit is cooperating with an investigation by the SEC concerning services provided by that unit to certain financial institutions in connection with the valuations used by those institutions with respect to certain financial instruments held by such institutions.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of September 30, 2010, Moody’s has recorded liabilities for Legacy Tax Matters totaling $58.1 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Settlement agreements were executed with the IRS in 2005 regarding the Legacy Tax Matters for the years 1989-1990 and 1993-1996. These settlements represent substantially all of the total potential liability to the IRS, including penalties. As of September 30, 2010, the Company continues to carry a liability of $2.0 million for the remaining potential exposure. In addition, with respect to these settlement agreements, Moody’s and New D&B believe that IMS Health and NMR did not pay their full share of the liability to the IRS pursuant to the terms of the applicable separation agreements among the parties. Moody’s and New D&B paid these amounts to the IRS on their behalf, and attempted to resolve this dispute with IMS Health and NMR. As a result, Moody’s and New D&B commenced arbitration proceedings against IMS Health and NMR in connection with the 1989-1990 matter. This matter was resolved during the third quarter of 2008 in favor of Moody’s and New D&B, resulting in IMS Health and NMR having paid a total of $6.7 million to Moody’s. In the second quarter of 2009, Moody’s and New D&B reached a settlement with IMS Health and NMR with respect to the 1993-1996 matter, resulting in $10.8 million of cash proceeds paid to Moody’s of which $6.5 million represents interest and $4.3 million is a reduction of tax expense.

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

On the Distribution Date, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits of New D&B through 2012. It is possible that IRS audits of New D&B for tax years after 2003 could result in income adjustments with respect to the amortization expense deductions of this partnership transaction. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an audit adjustment, Moody’s would be required, pursuant to the terms of the 2000 Distribution Agreement, to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits and its share of any tax liability that New D&B incurs. As of September 30, 2010, Moody’s liability with respect to this matter totaled $56.2 million.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”) was signed into law on July 21, 2010. The Financial Reform Act will impact a number of institutions and industries that operate in the U.S. market, including CRAs. The subtitle of the Financial Reform Act that addresses the CRA industry is Title IX, Subtitle C. This subtitle, among other things, seeks to enhance transparency and accountability in the credit rating agency industry, and to reduce the regulatory reliance on credit ratings. The majority of the provisions of Subtitle C of Title IX of the Financial Reform Act seek to regulate the activities of those CRAs that are registered under the SEC’s regulatory framework for NRSROs. Therefore, these provisions will apply to any CRAs in MIS’s corporate family that fall under the NRSRO regime.

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

•

a mandate that the SEC study the feasibility of establishing a system in which a utility or a self-regulatory organization assigns NRSROs to determine the credit ratings of structured finance products to address so-called “rating-shopping” by issuers and underwriters of structured financial products;

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

Certain of the above mentioned provisions are effective immediately. These include provisions that potentially impact CRAs’ liability environment. The enhanced regulatory regime for CRAs could potentially increase the costs associated with the operation of a CRA and increase the legal risk associated with the issuance of credit ratings. Moreover, it is possible that the number of legal proceedings, especially as related to future ratings, may increase materially and the potential exposure of CRAs thereunder may also increase. It is possible that implementing changes to the Company’s operations to address the changed liability environment may result in lower revenues and/or increased expenses and may significantly change the manner in which the Company conducts its credit rating business.

The majority of the provisions in the Financial Reform Act as it pertains to CRAs are to be implemented through rule-making by the SEC and other regulatory authorities. The SEC has published a schedule for its rule making activity over the coming year, and it appears that the majority of the rule-making as it pertains to the CRA industry will be conducted and completed in the first half of 2011. One provision that the SEC has already implemented, in accordance with the mandated time-line under the Financial Reform Act, is the elimination of the specific exemption for credit ratings under Regulation Fair Disclosure. In addition, the SEC has several pending rule proposals on CRAs, including: 1) a rule proposal to require disclosure about credit ratings when ratings are used in connection with the sale of registered securities; 2) a rule proposal regarding the NRSRO compliance function and disclosure about revenues received for credit rating services; 3) rule proposals regarding use of ratings in mutual fund and structured finance regulations; and 4) a rule proposal regarding disclosure by NRSROs of the representations and warranties of the structured finance securities that they rate. The bank regulators also have begun their rule making activities, and in October they closed a comment period requesting views from market participants on alternatives to credit ratings that could be incorporated into banking supervision. Moody’s Investors Service and Moody’s Analytics both provided comments, and these can be found on the Company’s website.

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

More recently, on October 23, 2010, the G-20 Finance Ministers and Central Bank Governors met in Seoul, Korea, in preparation for the meeting of the G-20 Heads of State meeting that is scheduled to take place during the second week of November. Broadly, the Finance Ministers and Central Bank Governors have agreed to continue to work in cooperation with one another. In advance of this meeting, the International Monetary Fund (IMF) and the Financial Stability Board (FSB) published a report and a statement, respectively. The FSB published a more detailed report on October 27th. As pertaining to CRAs, both institutions advocate that governments reduce their reliance on credit ratings in regulation. While both entities acknowledge that the process will take time, they believe that the mechanistic use of ratings by governments should over time be discontinued.

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

EU—In late April 2009, the European Parliament voted and passed a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. At this time it is too early to give a more precise assessment of the impact of the EU Regulation on MIS. We expect that there will be associated increases in our operational and compliance costs on a one-time and recurring basis. In addition, the European Commission has published a proposal that seeks to transfer the oversight of CRAs to the European Securities and Market Authority (ESMA) and to require issuers of structured finance instruments to disclose the same information about such instruments to all registered CRAs. ESMA has not yet been established and this proposal is presently being debated by the European Parliament and the Council of European Ministers. In addition, the regulatory framework of the CRA industry continues to be discussed in the European Union, and among the issues being debated are the issuer-pay business model and the use of ratings in regulation. It is expected that in the near future the European Commission will publish a consultation paper that will consider the potential for additional regulation for the CRA industry in the EU.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published a bank capital adequacy framework, called Basel II, to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized CRAs or ECAIs, can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities have begun the ECAI recognition process. MIS has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. As a result of the recent developments in the financial markets, the banking authorities of the Basel Committee have been reconsidering the overall framework. Work on the new framework, Basel III, substantially has been completed. It is to be implemented in stages, beginning in 2010 and concluding in 2018. Basel III continues to use credit ratings as a tool in bank supervision.

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

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 49 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

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

Regulations Affecting the Credit Rating Industry are Rapidly Evolving and it is Difficult to Predict the Effect New and Proposed Legislation and Regulations will have on the Company’s Business

Credit rating agencies are regulated in both the U.S. and in other countries (including by state and local authorities). Currently, Moody’s is designated as an NRSRO pursuant to SEC regulations enacted in response to the adoption of the CRA Reform Act. One of the central promises of the CRA Reform Act was to encourage competition among rating agencies. Given its comparatively recent adoption and the number of additional reforms that have been or will be adopted under the legislative and regulatory initiatives discussed below, Moody’s is unable to accurately assess the future impact of any regulatory changes that may result or the impact on Moody’s competitive position or its current practices. Possible consequences of recent legislative developments and pending legislative and regulatory initiatives will affect all entities engaged in the rating agency business and may affect Moody’s in a disproportionate manner. Any of these changes could negatively impact Moody’s operations or profitability, the Company’s ability to compete, or the demand or markets for its products and services in ways that Moody’s presently is unable to predict.

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

•

a mandate that the SEC study the feasibility of establishing a system in which a utility or a self-regulatory organization assigns NRSROs to determine the credit ratings of structured finance products to address so-called “rating-shopping” by issuers and underwriters of structured financial products;

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

The Financial Reform Act and other initiatives are likely to increase the Company’s cost structure and could alter the Company’s communications with issuers as part of the rating assignment process, alter the manner in which the Company’s ratings are developed, assigned and communicated, and affect the demand for and manner in which the Company’s ratings are used and communicated in connection with securities offerings. Each of these effects could alter the Company’s cost and pricing structure (and thus profitability), ability to compete, and the volume of and demand for ratings issued by Moody’s. New pleading and liability standards and other provisions potentially subject CRAs to increased liability, which could increase the costs and legal risk associated with the issuance of credit ratings and may result in changes in the demand for credit ratings, in the manner in which ratings are utilized and in the manner in which Moody’s operates in ways that cannot presently be predicted.

Further, over the past year, both the G-8 and the G-20 have sought to analyze and arrive at a consistent approach for addressing the various areas of the financial market and have made a variety of recommendations as to regulation of rating agencies and the markets for ratings. Finance ministers have also agreed to register rating agencies in their home jurisdiction. As a result of the internationally coordinated activity, individual countries have begun implementing registration regimes for the oversight of CRAs in the coming years. In particular, the European Union adopted a new regulatory framework for rating agencies operating in the EU. The regulation seeks to introduce a common EU regulatory approach to the oversight of CRAs. Its primary objective is to enhance the integrity, transparency, responsibility, governance and reliability of credit rating activities, by establishing conditions for the issuance of credit ratings and rules on the organization and conduct of credit rating agencies. The regulation became fully effective on September 6, 2010. Moody’s applied for registration in last August 2010. These initiatives could negatively impact Moody’s operations or profitability, ability to compete, or the markets for its products and services in ways that Moody’s presently is unable to predict.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2010

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1-31	—	$—	—	$	1,331.3 million
August 1-31	—	$—	—	$	1,331.3 million
September 1-30	812,123	$24.25	811,762	$	1,311.6 million

Total	812,123		811,762

(1)	Includes the surrender to the Company of 361 shares of common stock in September to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the third quarter of 2010, Moody’s repurchased 0.8 million shares of its common stock, at an aggregate cost of $19.7 million and issued 0.8 million shares under employee stock-based compensation plans.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF**	XBRL Definitions Linkbase Document

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: November 2, 2010

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)