Form 10-K
period 2010-12-31
MOODYS CORP /DE/
filed 2011-02-28
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large Accelerated Filer ☒    Accelerated Filer  ☐    Non-accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2010 (based upon its closing transaction price on the Composite Tape on such date) was approximately $4.6 billion.

As of January 31, 2011, 229.4 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 19, 2011, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2010 10-K	1

MOODY’S CORPORATION

2	MOODY’S 2010 10-K

Exhibits Filed Herewith
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – 2010 and 2009
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MOODY’S 2010 10-K	3

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – reportable segment of MCO formed in January 2008 which combines MKMV, the sales of MIS research and other MCO non-rating commercial activities

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC

The FASB Accounting Standards Codification; the sole source of authoritative

GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B, which comprised the IMS Health and NMR businesses

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Corporate Family Ratings	Rating opinion of a corporate family’s ability to honor all of its financial obligations which is assigned to the corporate family as if it had a single class of debt and a single consolidated legal entity structure. This rating is often issued in connection with ratings of leveraged finance transactions

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured CP notes

CP Program	The Company’s CP program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and CMBS; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPPs	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value using a discount rate

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

4	MOODY’S 2010 10-K

TERM	DEFINITION

EBITDA	Earnings before interest, taxes, depreciation, amortization and extraordinary items

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

Enb	Enb Consulting; an acquisition completed in December 2008; part of the MA segment; a provider of credit and capital markets training services

EPS	Earnings per share

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective Tax Rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

Fermat	Fermat International; an acquisition completed in October 2008; part of the MA segment; a provider of risk and performance management software to the global banking industry

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a part of the Fitch Group which is a majority-owned subsidiary of Fimalac, S.A.

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
FSF	Financial Stability Forum
FX	Foreign exchange
GAAP	U.S. Generally Accepted Accounting Principles
GBP	British pounds
G-8	The finance ministers and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K.
G-20	The G-20 is an informal forum that promotes open and constructive discussion between industrial and emerging-market countries on key issues related to global economic stability. By contributing to the strengthening of the international financial architecture and providing opportunities for dialogue on national policies, international co-operation, and international financial institutions, the G-20 helps to support growth and development across the globe. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, U.K., U.S. and the EU, which is represented by the rotating Council presidency and the ECB
HFSC	House Financial Services Committee
IMS Health	A spin-off of Cognizant, which provides services to the pharmaceutical and healthcare industries
Indenture	Indenture and supplemental indenture dated August 19, 2010, relating to the 2010 Senior Notes
Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings
Intellectual Property	The Company’s intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials
IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for CRAs issued by IOSCO
IRS	Internal Revenue Service

MOODY’S 2010 10-K	5

TERM	DEFINITION

Legacy Tax Matter(s)	Exposures to certain tax matters in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of Business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty relating to the Series 2005-1 Notes and Series 2007-1 Notes; a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO

MIS Code	Moody’s Investors Service Code of Professional Conduct

MKMV	Moody’s KMV – a reportable segment of MCO prior to January 2008

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes the portion of net income from consolidated entities attributable to non-controlling shareholders

New D&B	The New D&B Corporation – which comprises the D&B business after September 30, 2000

NM	Not-meaningful percentage change (over 400%)

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded U.S. pension plans, the U.S. post-retirement healthcare plans and the U.S. post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PPP	Profit Participation Plan

RD&A	Research, Data and Analytics; an LOB within MA that distributes investor-oriented research and data, including in-depth research on major debt issuers, industry studies, commentary on topical credit events, economic research and analytical tools such as quantitative risk scores

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

Reorganization	The Company’s business reorganization announced in August 2007 which resulted in two new reportable segments (MIS and MA) beginning in January 2008

RMBS	Residential mortgage-backed securities; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services

S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.

SEC	Securities and Exchange Commission

Series 2005-1 Notes	Principal amount of $300.0 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

6	MOODY’S 2010 10-K

TERM	DEFINITION

Series 2007-1 Notes	Principal amount of $300.0 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Stock Plans	The Old D&B’s 1998 Key Employees’ Stock Incentive Plan and the Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

T&E	Travel and entertainment expenses

TPE	Third party evidence, as defined in the ASC, used to determine selling price based on a vendor’s or any competitor’s largely interchangeable products or services in standalone sales transactions to similarly situated customers

Total Debt	Current and long-term portion of debt as reflected on the consolidated balance sheets, excluding current accounts payable and accrued liabilities incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VAT	Value added tax

VSOE	Vendor specific objective evidence; evidence, as defined in the ASC, of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

WACC	Weighted average cost of capital

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005 relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved March 27, 2009

2010 Senior Notes	Principal amount of $500.0 million, 5.50% senior unsecured notes due in September 2010 pursuant to the Indenture

7WTC	The Company’s corporate headquarters located at 7 World Trade Center

7WTC Lease	Operating lease agreement entered into on October 20, 2006

MOODY’S 2010 10-K	7

.

PART I

ITEM 1.	BUSINESS

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

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software and (iv) quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing and certification services. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007 and Moody’s now reports in two new reportable segments: MIS and Moody’s Analytics. As a result of the Reorganization, the rating agency remains in the MIS operating segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities are included within the new MA segment. Financial information and operating results of these segments, including revenue, expenses, operating income and total assets, are included in Part II, Item 8. Financial Statements of this annual report, and are herein incorporated by reference.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 110 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors. As of December 31, 2010, MIS had ratings relationships with approximately 11,000 corporate issuers and approximately 22,000 public finance issuers. Additionally, the Company has rated and currently monitors ratings on approximately 102,000 structured finance obligations (representing approximately 15,000 transactions). The aforementioned amounts relating to the number of issuers and transactions represent issuers or transactions that had an active rating at any point during the year ended December 31, 2010. The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies, commentary on topical credit related events and also provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its Risk Management Software business, MA provides both economic and regulatory capital risk management software and implementation services. Within its Professional Services business it provides quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing and certification services. MA customers represent more than 4,100 institutions worldwide operating in approximately 115 countries. During 2010 Moody’s research web site was accessed by over 185,000 individuals including 27,000 client users.

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

8	MOODY’S 2010 10-K

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets have grown significantly in terms of outstanding principal amount and types of securities or other obligations. Beginning in mid-2007 there was a severe market disruption and decline in issuance activity for some significant asset classes of securities in the U.S. and internationally. Despite the market disruption, Moody’s believes that the overall long-term outlook remains favorable for continued secular growth of fixed-income markets worldwide. Moody’s business prospects correspond closely to the health of the world’s major economies and capital markets. Throughout 2010 there were signs of recovery in the U.S. economy while the global economy has been more volatile with European sovereign debt and related banking sector concerns offset by strong economic growth in emerging markets. Continued improvement of the U.S. economy and housing sector, specifically, along with the stabilization of the European sovereign debt concerns should influence the Company’s growth over the near term. Moody’s is well positioned to benefit from a long-term recovery in global credit market activity and a more informed use of credit ratings, research and related analytical products in an environment of renewed attention to risk analysis and risk management. Moody’s expects that these developments will support continued long-term demand for high-quality, independent credit opinions, research, data and risk management tools and services. An expectation of recovery-driven growth in capital market activity, supported by initiatives to increase market share, leverage pricing opportunities, capture disintermediation activity in developed and developing markets and develop additional data, research and rating products, represent key growth drivers for Moody’s.

Growth in global fixed-income markets is attributable to a number of forces and trends. Advances in information technology make information about investment alternatives widely available throughout the world. Technology facilitates issuers’ ability to place securities outside their national markets and investors’ capacity to obtain information about securities issued outside their national markets. Technology also allows issuers and investors the ability to more readily obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, which in the absence of the appropriate technology may not be easily obtainable. This availability of information promotes the ongoing integration and development of worldwide financial markets and a greater need for credible, globally comparable opinions about credit risk. As a result, existing capital markets have expanded and a number of new capital markets have emerged. In addition, more issuers and investors are accessing developed capital markets. Information technology also provides opportunities to further build a global platform to support Moody’s continued expansion in developing markets.

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

The strong growth trend seen in the issuance of structured finance securities from the mid-1990’s reversed dramatically in 2008 due to market turmoil, with continued declines seen in 2009 and 2010. The market disruptions that escalated in 2008 are expected to continue in the immediate term, however Moody’s expects to see some revenue stabilization from this market in the future. Despite significant declines from peak market levels, Moody’s believes that structured finance securities will continue to play a role in global credit markets, and provide opportunities for longer term revenue growth. Moody’s will continue to monitor this market and adapt to meet the changing needs of its participants.

Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets. MIS’s results can be affected by factors such as the performance, and the prospects for growth, of the major world economies, the fiscal and monetary policies pursued by their governments, and the decisions of issuers to request MIS ratings to aid investors in their investment decision process. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, subscription-based research and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global capital markets.

Moody’s operations are also subject to various risks inherent in conducting business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders and other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because the Company’s basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources. However, the formation of, for example, a new government-sponsored regional or global rating agency would pose a risk to MIS’s growth prospects. Management believes that this risk, compared to other regulatory changes under consideration for the credit rating industry, is relatively low because of the likelihood that substantial investments over a sustained period would be required, with uncertainty about the likelihood of financial success for the entity.

MOODY’S 2010 10-K	9

Legislative bodies and regulators in the U.S., Europe and selective other jurisdictions continue to conduct regulatory reviews of CRAs, which may result in, for example, an increased number of competitors, changes to the business model or restrictions on certain business activities of MIS, or increased costs of doing business for MIS. Therefore, in order to broaden the potential for expansion of non-ratings services, Moody’s reorganized in January 2008 into two distinct businesses: MIS, consisting solely of the ratings business, and MA. MA conducts all non-ratings activities including the sale of credit research produced by MIS and the production and sale of other economic and credit-related products and services. The reorganization broadens the opportunities for expansion by MA into activities which may have otherwise been restricted for MIS, due to the potential for conflicts of interest with the ratings business. At present, Moody’s is unable to assess the nature and effect that any regulatory changes may have on future growth opportunities.

MA expects to benefit from the growing demand among credit market participants for information that enables them to make sound investment and risk management decisions. These customers require advanced qualitative and quantitative tools to support their management of increasingly complex capital market instruments. Such complexity creates analytical challenges for market participants, including financial intermediaries, asset managers and other investors. In recent years, reliable third-party ratings and research served to supplement or substitute for traditional in-house research as the scale, geographic scope and complexity of financial markets grew. MA remains focused on driving improvements in customer retention, product placements and new customer acquisition in this area. Credit market conditions improved in 2010, helping to raise customer retention level after a period of higher than normal customer attrition in MA.

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

The 2010 acquisition of CSI Global Education, Inc., Canada’s leading provider of financial learning, credentials and certification, strengthens MA’s capabilities for delivering credit training programs, and represents another means for the Company to pursue its objectives of enhancing risk management practices, furthering financial education and promoting efficiency in the capital markets.

COMPETITION

The MIS business competes with other CRAs and with investment banks and brokerage firms that offer credit opinions and research. Many users of MIS’s ratings also have in-house credit research capabilities. Moody’s largest competitor in the global credit rating business is Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P’s while in other markets, the reverse is true.

In addition to S&P, MIS’s competitors include Fitch, Dominion Bond Rating Service Ltd. of Canada, A.M. Best Company Inc, Japan Credit Rating Agency Ltd., Rating and Investment Information Inc. of Japan and Egan-Jones Ratings Company. In 2008 two more firms were granted the Nationally Recognized Statistical Rating Organizations status in the U.S: LACE Financial Corp. and Realpoint LLC. In 2010 these two firms were acquired by Kroll Bond Rating Agency, Inc. and Morningstar, Inc., respectively, to enable them to compete as NRSROs. Additional rating agencies may emerge in the U.S. as the SEC continues to expand the number of NRSROs. Other competition may arise in the U.S. from credit opinion providers who do not operate as NRSRO’s, such as Bloomberg. Competition may also increase in developed or developing markets outside the U.S. over the next few years as the number of rating agencies may increase, although a more regulated credit ratings industry, both in the U.S. and internationally, may provide for a less appealing expansion opportunity.

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

10	MOODY’S 2010 10-K

MOODY’S STRATEGY

Moody’s continues to follow growth strategies that adapt to market conditions and capitalize on emerging opportunities.

Given recent market turmoil, Moody’s immediate focus is on making effective business decisions to adapt to challenging economic, market and regulatory conditions while positioning the Company to benefit from gradual recovery in global credit market activity.

Given the renewed attention to risk analysis and risk management, Moody’s is committed to further encouraging the informed use of credit ratings, research and related analytics products.

Moody’s seeks to differentiate itself from incumbent and potential competitors with predictive, uniquely thoughtful and forward-looking opinions about credit and the credit industry.

Adapting to market changes is a key factor in maintaining market relevance. Moody’s continuously monitors opportunities to selectively diversify its revenue base through organic growth and acquisitions, in order to replace areas of lost revenue and position the Company for new sources of business.

In support of those goals Moody’s intends to continue its focus in the following areas:

Expansion in Financial Centers

Moody’s serves its customers through its global network of offices and business affiliations. Moody’s currently maintains comprehensive rating and commercial operations in financial centers including Beijing, Buenos Aires, Dubai, Frankfurt, Hong Kong, London, Madrid, Mexico City, Milan, Moscow, New York, Paris, Sao Paolo, Seoul, Singapore, Sydney, Tokyo and Toronto. Moody’s expects that its global network will position it to benefit from the expansion of worldwide capital markets and thereby increase revenue. Moody’s also expects that the growth of its MIS business in Europe will return once there is clarity on the resolution of the European sovereign debt crisis. Additionally, Moody’s expects to continue its expansion into developing markets either directly or through joint ventures. This will allow Moody’s to extend its credit opinion franchise to local and regional obligors, through domestic currency ratings and national scale ratings.

New Rating Products

Moody’s continues to respond to investor demand for new products and enhancements. In the recent market turmoil, attention to core strengths has been crucial and enhancements have and continue to be focused on quality and transparency. Given the particular disruption in the structured finance markets, MIS has been developing enhanced structured finance offerings to meet investor demands for more information content. Leveraging the diversity of its research data and analytics, Moody’s has introduced cross-sector analysis to better illustrate the broader impacts of recent market events. This is further enhanced by the incorporation of macroeconomics to frame conditions and assumptions. MIS continues to capitalize on market developments and enhance ratings surveillance efficiency, focusing on new ratings products and to identify, design, develop and maintain value-added research, analytics and data products serving the capital markets.

Internet-Enhanced Products and Services

Moody’s is expanding its use of the Internet and other electronic media to enhance customer service. The Company’s website provides the public with instant access to ratings and provides the public and subscribers with credit research and risk assessment tools. Internet delivery also enables Moody’s to provide services to more individuals within a customer organization and to offer higher-value services because of more timely delivery. Moody’s expects that access to these applications will increase customer use of the Company’s services. Moody’s expects to continue to invest in electronic media to capitalize on these and other opportunities.

Expansion of Credit Research Products and Investment Analytic Tools

Moody’s plans to expand its research and analytic services through internal development and potentially through acquisitions. Most new product initiatives are more analytical and data-intensive than traditional narrative research offerings. Such services address investor interest in replicating the types of monitoring activities conducted by Moody’s analysts and provide the means for customers to gain access to raw data and financial statistics and ratios used by MIS in the rating process for municipalities, companies and financial institutions. These products represent important sources of growth for MA’s RD&A business. MA is developing products in the fixed-income valuations and pricing arena that facilitate price transparency in global fixed income markets, especially for complex structured securities and derivative instruments. Moreover, Moody’s continues to pursue opportunities to extend its research relevance in new domestic or regional markets (e.g., China) as well as new functional markets (e.g., hedge funds).

New Quantitative Credit Risk Assessment Services

Moody’s will continue to provide banks and other institutions with quantitative credit risk assessment solutions. The Company believes that there will be increased demand for such services because they assist customers trading or holding credit-sensitive assets to better manage risk and deliver better performance. Also, international bank regulatory authorities are assessing the

MOODY’S 2010 10-K	11

adequacy of banks’ internal credit risk management systems for the purpose of determining regulatory capital. The acquisition of Fermat in 2008 accelerated Moody’s capabilities in this area. Such regulatory initiatives create demand for, and encourage adoption of, related services by banks from third-party providers.

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

In September 2006, the Credit Rating Agency Reform Act of 2006 was passed, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The Reform Act provided the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published its first set of rules implementing the Reform Act. These rules address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In February 2009, the SEC published a second set of rules applicable to NRSROs, the majority of which provide requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. In November 2009, the SEC published a third set of final rules for NRSROs. These rules, which came into force in June 2010, require additional disclosure of rating histories and prohibit NRSROs from rating structured finance products unless the issuer makes the same information accessible to all NRSROs that it provides to an NRSRO hired to determine the rating. In 2009, the SEC also determined to eliminate references to NRSRO ratings in certain regulations, retain some references and seek additional comments on other references.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010. The subtitle of the Financial Reform Act that addresses the CRA industry is Title IX, Subtitle C. This subtitle seeks, among other things, to enhance transparency and accountability in the credit rating agency industry, and to reduce the regulatory reliance on credit ratings. The majority of the provisions of Subtitle C of Title IX of the Financial Reform Act seek to regulate the activities of those CRAs that are registered under the SEC’s regulatory framework for NRSROs. Therefore, these provisions will apply to any CRAs in MIS’s corporate family that fall under the NRSRO regime.

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

•

a mandate that the SEC study the feasibility of establishing a system in which a utility or a self-regulatory organization assigns NRSROs to determine the credit ratings of structured finance products to address so-called “rating-shopping” by issuers and underwriters of structured financial products; and

•

rescission of Rule 436(g) under the Securities Act of 1933 (the “Securities Act”), which provided NRSROs with an exemption from expert liability under the Securities Act for ratings information included in registration statements.

Certain of the above mentioned provisions were effective immediately. These include provisions that potentially impact CRAs’ liability environment. The enhanced regulatory regime for CRAs could potentially increase the costs associated with the operation of a CRA and increase the legal risk associated with the issuance of credit ratings. Moreover, it is possible that the number of legal proceedings, especially as related to future ratings, may increase materially and the potential exposure of CRAs thereunder may also increase. It is possi-

12	MOODY’S 2010 10-K

ble that implementing changes to the Company’s operations to address the changed liability environment may result in lower revenues and/or increased expenses and may significantly change the manner in which the Company conducts its credit rating business.

The majority of the provisions in the Financial Reform Act as it pertains to CRAs are to be implemented through rule-making by the SEC and other regulatory authorities. The SEC has published a schedule for its rule making activity over the coming year, and it appears that the majority of the rule-making as it pertains to the CRA industry will be conducted and completed in the first half of 2011. Specifically, the SEC has indicated that it expects to propose various rules for NRSROs to implement the relevant provisions of the Financial Reform Act before the end of March 2011. One provision that the SEC has already implemented, in accordance with the mandated time-line under the Financial Reform Act, is the elimination of the specific exemption from Regulation Fair Disclosure for information provided by issuers to CRAs, for the purpose of developing a rating.

In addition, the SEC has several pending rule proposals on CRAs, including: 1) a rule proposal to require disclosure about credit ratings when ratings are used in connection with the sale of registered securities; 2) a rule proposal regarding the NRSRO compliance function and disclosure about revenues received for credit rating services; and 3) rule proposals regarding structured finance regulations. In January 2011, the SEC adopted a rule, which will come into effect on September 26, 2011, requiring NRSROs to disclose information about the representations and warranties of the structured finance securities they rate. The bank regulators also have begun their rule making activities, and in October 2010 they closed a comment period requesting views from market participants on alternatives to credit ratings that could be incorporated into banking supervision. MIS and MA both provided comments, and these can be found on the Company’s website.

Finally, as part of the ongoing debate surrounding the financial crisis, MIS participated in a hearing held by the Financial Crisis Inquiry Commission (“FCIC”) on June 2, 2010. The FCIC’s report and two dissenting opinions were published on January 27, 2011.

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

More recently, on October 23, 2010, the G-20 Finance Ministers and Central Bank Governors met in Seoul, Korea in preparation for the November 2010 meeting of the G-20 Heads of State. Broadly, the Finance Ministers and Central Bank Governors have agreed to continue to work in cooperation with one another. In advance of this meeting, the International Monetary Fund (IMF) and the Financial Stability Board (FSB) published a report and a statement, respectively with the FSB publishing a more detailed report on October 27, 2010. As pertaining to CRAs, both institutions advocate that governments reduce their reliance on credit ratings in regulation. While both entities acknowledge that the process will take time, they believe that the mechanistic use of ratings by governments should over time be discontinued.

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

MOODY’S 2010 10-K	13

MIS has revised its Code of Professional Conduct (fashioned on the IOSCO Code) on several occasions to reflect the changes made to the IOSCO Code and the broader changes in the regulatory environment for CRAs. Beginning in 2006, MIS has annually published a report that describes its implementation of its Code. The MIS Code and implementation reports can be found on the Company’s website.

EU—In late April 2009, the European Parliament voted and passed a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. At this time it is too early to give a more precise assessment of the impact of the EU Regulation on MIS. The Company expects that there will be increases in our operational and compliance costs on a one-time and recurring basis. In addition, the European Securities and Market Authority (ESMA) was established in January 2011, and will have direct supervisory responsibility for the CRA industry in the EU. It is expected to be fully operational by June 2011. Also, the regulatory framework of the CRA industry continues to be discussed in the European Union. The European Commission recently published a consultation document on the need for additional measures to supervise the CRA industry and the European Parliament is debating and modifying an Own Initiative Report on the topic. MIS’s response to the Commission’s consultation document can be found on the Company’s website. Among the issues being debated are the issuer-pay business model, use of ratings in regulation, sovereign ratings, competition and CRAs’ liability environment. It is expected that in the near future the European Commission will publish a proposal for additional regulation that will consider some or all of these topics.

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

INTELLECTUAL PROPERTY

Moody’s and its affiliates own and control a variety of intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials (“Intellectual Property”) that, in the aggregate, are of material importance to Moody’s business. Management of Moody’s believes that each of the trademarks and related corporate names, marks and logos containing the term “Moody’s” are of material importance to the Company. The Company, primarily through Moody’s Analytics, licenses certain of its databases, software applications, credit risk models, training courses in credit risk and capital markets, research and other publications and services that contain Intellectual Property to its customers. These licenses are provided pursuant to standard fee-bearing agreements containing customary restrictions and intellectual property protections. In addition, Moody’s is licensed to use certain technology and other intellectual property rights owned and controlled by third parties. Specifically, Moody’s licenses financial information (including market and index data, financial statement data, third-party research, default data, and security identifiers), as well as software applications. The Company obtains such technology and intellectual property rights from a variety of sources. The Company considers its Intellectual Property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and other contractual safeguards for protection. Moody’s also pursues instances of third-party infringement of its Intellectual Property in order to protect the Company’s rights.

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its subsidiaries.

14	MOODY’S 2010 10-K

EMPLOYEES

As of December 31, 2010 the number of full-time equivalent employees of Moody’s was approximately 4,500.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND POSITION	BIOGRAPHICAL DATA

Mark E. Almeida, 51 President—Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 53 Chief Risk Officer	Mr. Cantor has served as Chief Risk Officer of Moody’s Corporation since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. From July 2008 to November 2008, Mr. Cantor served as Acting Chief Credit Officer. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008 and Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and New York University.

Robert Fauber, 40 Senior Vice President—Corporate Development	Mr. Fauber has served as Senior Vice President—Corporate Development of Moody’s Corporation since April 2009 and as Vice President-Corporate Development since he joined Moody’s in September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup from 1999 to 2005, including most recently, Director of Planning and Business Development for Citigroup’s Alternative Investments division. Prior to that, Mr. Fauber worked as a Director in Corporate Strategy & Business Development for Citigroup and a Vice President and Associate in the Financial Sponsor and Telecom investment banking groups at the firm’s Salomon Smith Barney subsidiary. From 1992-1996, Mr. Fauber worked at NationsBank (now Bank of America), working in the middle market commercial banking group and also ran the firm’s Global Finance college recruiting program in 1997.

John J. Goggins, 50 Senior Vice President and General Counsel	Mr. Goggins has served as the Company’s Senior Vice President and General Counsel since October 1, 2000. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Linda S. Huber, 52 Executive Vice President and Chief Financial Officer

Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from

MOODY’S 2010 10-K	15

NAME, AGE AND POSITION	BIOGRAPHICAL DATA

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

Michel Madelain, 55 President and Chief Operating Officer—Moody’s Investors Service	Mr. Madelain has served as President of Moody’s Investors Service Inc. since November 2010 and as Chief Operating Officer since May 2008. Prior to this, Mr. Madelain served as Executive Vice President, Fundamental Ratings from September 2007 to May 2008, with responsibility for all Global Fundamental Ratings, including Corporate Finance, Financial Institutions, Public Finance and Infrastructure Finance. He managed the Financial Institutions group from March 2007 until September 2007. Mr. Madelain served as Group Managing Director, EMEA Corporate Ratings from November 2000 to March 2007 and prior thereto held several Managing Director positions in the U.S. and U.K. Fundamental Rating Groups. Prior to joining Moody’s in 1994, Mr. Madelain served as a Partner of Ernst & Young, Auditing Practice. Mr. Madelain is qualified as a Chartered Accountant in France.

Joseph (Jay) McCabe, 60 Senior Vice President—Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President—Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Before joining the Company, he served as Vice President—Corporate Controller at PPL Corporation, an energy and utility holding company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 53 Chairman and Chief Executive Officer	Raymond W. McDaniel, Jr., has served as the Chairman and Chief Executive Officer of the Company since April 2005 and serves on the MIS and International Business Development Committees of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chairman and Chief Executive Officer of Moody’s Investors Service, Inc., a subsidiary of the Company, since October 2007 and held the additional title of President from November 2001 to August 2007 and December 2008 to November 2010. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel currently is a Director of John Wiley & Sons, Inc.

Lisa S. Westlake, 49 Senior Vice President and Chief Human Resource Officer	Ms. Westlake has served as the Company’s Senior Vice President and Chief Human Resources Officer since November 2008. Prior to this position, Ms. Westlake served as Vice President—Investor Relations from December 2006 to December 2008 and Managing Director—Finance from September 2004 to December 2006. Prior to joining the Company, Ms. Westlake was a senior consultant with the Schiff Consulting Group from 2003 to 2004. From 1996 to 2003 Ms. Westlake worked at American Express Company where she held several different positions such as Vice President and Chief Financial Officer for the OPEN Business Network, Vice President and Chief Financial Officer for Establishment Services and Vice President and Chief Financial Officer for Relationship Services. From 1989 to 1995 Ms. Westlake held a range of financial management positions at Dun & Bradstreet Corporation and its subsidiary at the time, IMS International. From 1984 to 1987 Ms. Westlake served at Lehman Brothers in both the investment banking and municipal trading areas.

16	MOODY’S 2010 10-K

ITEM 1A.	RISK FACTORS

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

Laws and Regulations Affecting the Credit Rating Industry are Rapidly Evolving and May Negatively Impact the Nature and Economics of the Company’s Business

Credit rating agencies are regulated in both the U.S. and in other countries (including by state and local authorities). Over the past few years, many jurisdictions have adopted or proposed new laws and regulations that impact the operation of credit rating agencies and the markets for securities that are rated. Additional laws and regulations have been proposed or are being considered, and further legislation or regulation may be proposed or implemented in the future. Some of the more prominent developments are discussed below or under the section entitled “Regulation” in Part I, Item 1 of this Form 10-K. These laws and regulations are intended to cause, or may result in, increased competition in the credit rating business. In addition, these laws or regulations may cause or result in (i) alternatives to credit ratings, (ii) regulations or restrictions on how information is used in the development or maintenance of credit ratings, (iii) increased regulatory oversight of the credit markets and credit rating agency operation, or (iv) changes in the pricing of credit ratings. All of these items could result in an increase in costs that Moody’s may not be able to pass through to customers and a decrease in the demand for or changes in the use of credit ratings.

New pleading and liability standards that have been adopted in the U.S. and proposed elsewhere potentially subject credit rating agencies to a greater number of legal proceedings claiming liability for losses suffered by investors on rated securities, could result in such legal proceedings continuing for a greater period of time before being resolved, and could result in increased uncertainty over and exposure to liability of credit rating agencies. As new laws and regulations applicable to credit ratings and rating agencies rapidly evolve, the costs of compliance is expected to increase, and Moody’s may not be able to pass on these costs through the pricing of its services. In addition, there may be greater uncertainty over the scope, interpretation and administration of new laws and regulations, which may increase compliance costs and increase the possibility of fines, penalties or other sanctions (including restrictions on activities) being imposed.

Given the comparatively recent adoption and the number of additional reforms that have been or will be adopted, including those under the legislative and regulatory initiatives discussed below, Moody’s is unable to accurately assess the future impact of any regulatory changes that may result or the impact on Moody’s competitive position or its current practices. Although these recent and pending legislative and regulatory initiatives apply to rating agencies and credit markets generally, they may affect Moody’s in a disproportionate manner. Responding to these developments will increase Moody’s fixed and variable costs of operations, perhaps to a degree that is significantly greater than Moody’s currently expects, and Moody’s may not be able to pass through or otherwise recoup such costs. These developments may alter MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s ratings are developed, assigned and communicated, and decrease demand or affect the manner in which MIS or its customers or users of credit ratings operate, and alter the economics of the credit ratings business, including by restricting or mandating the business models under which a rating agency is permitted to operate. Moody’s stock price may also be affected by speculation regarding legislative and regulatory initiatives and their potential impact on Moody’s business and by increased uncertainty over potential liability and adverse legal or judicial determinations. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and may negatively impact Moody’s operations or profitability, the Company’s ability to compete, or result in changes in the demand for credit ratings, in the manner in which ratings are utilized and in the manner in which Moody’s operates in ways that cannot presently be predicted.

In the U.S., MIS is designated as an NRSRO pursuant to SEC regulations adopted under the Reform Act. One of the central tenets of the Reform Act was to encourage competition among rating agencies. The Reform Act established standards for the SEC to have direct jurisdiction over credit rating agencies that seek NRSRO status and to inspect their operations.

In the U.S., one of the tenets of the recently enacted Financial Reform Act is that credit rating agencies perform a “gatekeeper” role and should be subject to enhanced oversight standards that could result in enhanced liability. The Financial Reform Act amends a number of laws and regulations, requires the SEC to adopt a number of rules affecting rating agencies and the use of credit ratings, especially in structured finance markets, and authorizes a number of studies relating to the operations and legal standards applicable to CRAs. Provisions of the Financial Reform Act and other rules that may be adopted by the SEC in furtherance of the Financial Reform Act that pose risks to the Company’s business include, among others:

•	heightened compliance standards;

•	increased disclosure obligations;

•	provisions seeking to diminish regulatory and investor reliance on credit ratings;

MOODY’S 2010 10-K	17

•	rules potentially mandating disclosure of sensitive issuer information provided to CRAs for the purpose of developing a rating;

•

a mandate that the SEC study the feasibility of establishing a system in which a utility or a self-regulatory organization assigns NRSROs to determine the credit ratings of structured finance products to address so-called “rating-shopping” by issuers and underwriters of structured financial products; and

•

changes to the pleading standards and, by repealing Rule 436(g) under the Securities Act, the liability standards under the federal securities laws if a CRA consents to have a rating included in a registration statement or prospectus.

The Financial Reform Act rescission of Rule 436(g) under the Securities Act, which was an exemption from expert liability under the Securities Act for ratings information included in registration statements, could impact Moody’s in a number of ways. SEC rules relating to offerings of asset-backed securities that are registered with the SEC require certain disclosures regarding credit ratings if, as is common in the market for such securities, the issuance or sale of any class of such asset-backed securities is conditioned on the assignment of a rating by one or more rating agencies. As a result of the repeal of Rule 436(g) under the Securities Act and accordingly the imposition of a heightened liability standard that would result from such disclosures, MIS and other credit rating agencies have declined to consent to issuers of such securities making such disclosures regarding their ratings. The staff of the SEC has informally advised issuers of asset-backed securities that, pending further review of rulemaking required under the Financial Reform Act, the SEC staff will not recommend enforcement action if an issuer omits the ratings disclosure required by SEC rules for registered offerings of asset-backed securities. If the SEC staff position were reversed or if SEC rules otherwise were adopted or applied in a manner that resulted in rating agencies being subject to heightened standards of liability in such offerings, it could adversely impact the volume of securities sold in such offerings, demand for MIS’s ratings, the pricing structure for ratings issued by MIS and/or Moody’s exposure to liability and could have other effects that Moody’s is not able to predict, any of which could have a material adverse effect on the Company’s business.

In addition, in October 2009, the SEC proposed a rule providing that, if credit ratings are used in connection with an offering of any other type of security that is registered under the Securities Act (which as proposed would include use of a credit rating for certain unregistered securities offerings that are subsequently subject to a registered exchange offer), the ratings must be included in the registration statement. If adopted, this proposal, coupled with the Financial Reform Act’s rescission of Rule 436(g), would mean that common practices used in the U.S. to market and sell securities in such offerings would have to be altered unless MIS or other credit rating agencies consented to subject themselves to expert liability provisions of the Securities Act with respect to their credit ratings. Adoption of this or a similar rule could impact the volume of securities sold in such offerings, demand for MIS’s ratings, the pricing structure for ratings issued by MIS and/or Moody’s exposure to liability and could have other effects that Moody’s is not able to predict, any of which could have a material adverse effect on the Company’s business.

Both the G-8 and the G-20 have sought to analyze and arrive at a consistent approach for addressing the various areas of the financial market and have made a variety of recommendations as to regulation of rating agencies and the markets for ratings. Specifically, the G-20 has also agreed to require the registration of rating agencies in their home jurisdiction. As a result of the internationally coordinated approach, countries other than the U.S. (which as noted above had already adopted a registration regime for NRSROs) have begun the process of implementing registration regimes for the oversight of CRAs. In particular, the EU adopted a new regulatory framework for rating agencies operating in the EU. The regulation seeks to introduce a common EU regulatory approach to the oversight of CRAs. Its primary objective is to enhance the integrity, transparency, responsibility, governance and reliability of credit rating activities, by establishing conditions for the issuance of credit ratings and rules on the organization and conduct of credit rating agencies, including restrictions on certain activities that are deemed to create a conflict of interest and special requirements for the rating of structured finance instruments. The regulation became fully effective on September 6, 2010. MIS applied for registration in August 2010.

In addition, the European Securities and Market Authority has been formed which is expected to be fully operational in June 2011 and will have direct supervisory authority for CRAs in the EU.

The European Commission has also published a consultation paper that discusses:

•	the potential for increasing the liability or changing the basis of liability of CRAs for their ratings;

•	the issuer-pay CRA business model;

•	amending existing regulations to reduce reliance on ratings by governments and regulated industries;

•	proposed changes to the business model associated with the rating of sovereigns; and

•	increasing competition among CRAs;

The EU Parliament is working on its own report discussing a number of these issues.

18	MOODY’S 2010 10-K

The foregoing initiatives, if implemented and depending on their terms, could negatively impact Moody’s operations or profitability, ability to compete or the markets for its products and services in ways that Moody’s presently is unable to predict. In particular, exposure to increased liability under future EU regulation may further increase costs and legal risks associated with the issuance of credit ratings and materially and adversely affect Moody’s results of operations.

In addition to the foregoing, in the wake of the credit crisis, legislative and regulatory bodies in both the U.S. and in other countries have adopted or are studying or pursuing new laws and regulations addressing CRAs and the use of credit ratings, particularly in the area of structured finance securities, and the role of CRAs leading up to the credit crisis.

Moody’s believes that there is still the potential for additional rulemaking that can significantly impact Moody’s business. It is likely that other jurisdictions will adopt additional laws or regulations affecting Moody’s operations or the markets for its products and services. This could include adopting regulations that affect the need for debt securities to be rated, establish criteria for credit ratings or authorize only certain entities to provide credit ratings. However, Moody’s cannot predict the extent of the regulations that may be implemented, or the effect that they may have on Moody’s operations or the potential for increased exposure to liability.

Exposure to Litigation Related to Moody’s Rating Opinions

Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities as part of ongoing investigations following the credit crisis, and is responding to those inquiries. In addition, Moody’s faces a greater amount of litigation than has historically been the case from parties claiming damages relating to ratings actions, as well as other related business practices. Due to the difficult economic times and turbulent markets over the last several years, the market value of credit-dependent instruments has declined and defaults have increased, significantly increasing the number of legal proceedings, including investigations, Moody’s is currently facing. These proceedings impose additional expenses on the Company, which may increase over time as these matters progress procedurally, require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues, and, given the number of these proceedings, present a greater risk that Moody’s may be subject to fines or damages if Moody’s is deemed to have violated any laws or regulations. In jurisdictions outside the U.S., these types of proceedings may increase or become more costly because foreign jurisdictions may not have legal protections or liability standards comparable to those that currently exist in the U.S. (such as protections for the expression of credit opinions as provided by the First Amendment) and may pose a greater risk of criminal rather than civil penalties. These risks often are and may continue to be difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and their existence and magnitude often remains unknown for substantial periods of time. Furthermore, to the extent that Moody’s is unable to achieve dismissals from the various litigation at an early stage and matters proceed to trial, the aggregate legal defense costs to be incurred by Moody’s could increase substantially, regardless of the ultimate outcome.

In addition, as discussed above, the Financial Reform Act revised pleading and liability standards and other provisions potentially subjecting CRAs to increased liability under securities law claims. The Financial Reform Act and regulations that will be adopted as a result of it may result in a material increase in the number of legal proceedings, especially as related to future ratings, and, together with judicial decisions under the Financial Reform Act and under pre-existing legal standards, may increase the potential legal exposure of CRAs. Changes in liability standards applicable in markets outside the U.S. also could create a greater potential for liability from operating in such markets. The Company believes that adoption of these provisions could negatively impact credit markets, including causing CRAs to cease to issue ratings on certain securities or issuers, increasing the cost of ratings, delaying issuances of ratings and restricting the public availability of ratings, which changes could materially negatively impact the Company’s business and prospects. It is possible that implementing changes to the Company’s operations to address the changed pleading and liability standards may result in lower revenues and/or increased expenses that the Company may not be able to recoup or offset, which could be material, and the Company may not be successful in avoiding or mitigating the impact of the heightened or changed pleading and liability standards.

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 57% of MIS’s revenue for 2010 was transaction-based, compared to 50% of MIS’s revenue in 2009 and 49% of MIS’s revenue in 2008. Revenue from rating transactions is dependent on the number and dollar volume of debt securities issued in the capital markets. Accordingly, any conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar-equivalent volume of debt issuances for which MIS provides ratings services and thereby have an adverse effect on the fees derived from the issuance of ratings.

A significant disruption in world financial markets, particularly in the credit markets, began in mid-2007, when many credit markets experienced a severe lack of liquidity. This disruption continues to be felt as the markets gradually recover. Credit market disruptions together with an economic slowdown have negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Notwithstanding a strong increase in debt issuances in the corporate, financial institutions and U.S. public finance sectors in 2010, future debt issuances could be negatively affected by a sharp increase in long-term interest rates or factors which cause instability or volatility in the global capital markets. New debt issuances in the structured finance market are likely to con-

MOODY’S 2010 10-K	19

tinue to be significantly below peak levels reached in the middle of the past decade. Consequently, the Company has experienced a reduction in the overall demand for rating newly issued debt securities. Changes in the markets for such securities and in the role and regulation of rating agencies may materially adversely affect the Company even if the volume of securities issuances in all sectors recovers to or exceeds those experienced prior to 2007.

The timing, nature, extent and sustainability of any recovery in the credit and other financial markets remains uncertain, and there can be no assurance that overall market conditions will improve in the future, that recent improvements will be sustained or that Moody’s financial results will not continue to be adversely affected. A sustained period of market decline or weakness, especially if it relates to credit sensitive securities, for which there was historically a high level of demand for ratings, could have a material adverse effect on Moody’s business and financial results. Initiatives that the Company has undertaken to reduce costs may not be sufficient, and further cost reductions may be difficult or impossible to obtain in the near term, due in part to rent, technology, compliance and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, the cost-reduction initiatives undertaken to date could result in strains in the Company’s operations if the credit markets and demand for ratings in all sectors return to levels that prevailed prior to mid-2007 or otherwise unexpectedly increase. Other factors that could further reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities include increases in interest rates or credit spreads, continued volatility in financial markets or the interest rate environment, significant regulatory, political or economic events, the use of alternative sources of credit including financial institutions and government sources, defaults of significant issuers and other unfavorable market and economic conditions.

Furthermore, issuers of debt securities may elect to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional credit rating agencies, such as MIS. Changing regulatory considerations and other market developments could negatively affect the demand for credit ratings even if debt security issuances and activities increase. As such, no assurance can be given as to the amount of revenues that may be derived therefrom.

Legal, Economic and Regulatory Risks of Operating in Foreign Jurisdictions

Moody’s maintains offices outside the U.S. and derives a significant portion of its revenue from sources outside the U.S. In addition to the regulatory risks discussed above, operations in different countries expose Moody’s to a number of legal, economic and regulatory risks such as restrictions on the ability to convert local currency into U.S. dollars and currency fluctuations; U.S. laws affecting overseas operations including domestic and foreign export and import restrictions, tariffs and other trade barriers; political and economic instability; the possibility of nationalization, expropriation, price controls and other restrictive governmental actions; longer payment cycles and possible problems in collecting receivables; and potentially adverse tax consequences.

In its non-U.S. operations, Moody’s is subject to regulations applicable under the Office of Foreign Asset Control, the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials (which may include companies affiliated with foreign governments) for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal controls, policies and procedures and employee training and compliance programs that the Company has implemented to deter prohibited practices may not be effective in prohibiting its employees, contractors or agents from violating or circumventing its policies and the law. If Moody’s employees or agents fail to comply with applicable laws or Company policies governing its international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that the Company has violated the FCPA could have a material adverse effect on Moody’s financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions.

In addition to competition from other rating agencies that operate in a number of international jurisdictions and specialized companies that provide ratings for particular types of financial products or issuers (such as A.M. Best Company, Inc., with respect to the insurance industry), in many foreign countries MIS competes with rating agencies that may have a stronger local presence and greater familiarity or a longer operating history in those markets. These local providers or comparable competitors that may emerge in the future may receive support from local governments or other institutions that MIS does not receive, putting MIS at a competitive disadvantage.

Increased Pricing Pressure from Competitors and/or Customers

In the credit rating, research and credit risk management markets, competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and service, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, bankruptcies and consolidation of customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of customers. While Moody’s seeks to compete primarily on the basis of the quality of its products and service, if its pricing and services are not sufficiently competitive with its current and future competitors, Moody’s may lose market share. In addition, one of the central goals of the Reform Act was to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing, as well as other competitive pressures.

20	MOODY’S 2010 10-K

Exposure to Reputational and Credibility Concerns

Moody’s reputation is one of the key bases on which the Company competes. To the extent that the rating agency business as a whole or Moody’s, relative to its competitors, has suffered a loss in credibility in the course of the credit crisis, or, in the future, suffers a loss in credibility, Moody’s business could be adversely affected. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities by a particular rating agency, the timing and nature of changes in ratings, adverse publicity as to the ratings process, a major compliance failure, publicity associated with ongoing litigation and new laws and regulations and increased criticism by users of ratings, regulators and legislative bodies. These concerns may be disclosed or highlighted in the course of various investigations or lawsuits that have been or may be instituted, through legislative or regulatory hearings or special studies that are mandated by legislation, or through journalists or others attempting to chronicle or report on the recent credit crisis.

Introduction of Competing Products or Technologies by Other Companies

The markets for credit ratings, research and credit risk management services are highly competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and to utilize emerging technological trends is a key factor in maintaining market share. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may price or market their products in manners that differ from those utilized by Moody’s. Customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and its growth prospects. In addition, Moody’s growth prospects also could be adversely affected by limitations of its information technologies that fail to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors.

Significant Amount of Intangible Assets

Moody’s has a significant amount of intangible assets on its balance sheet consisting of $465.5 million of goodwill and $168.8 million of amortizable intangible assets. Approximately 98% of these intangibles reside in the MA business and are allocated to the four reporting units within MA: RD&A; RMS; Training, and CSI. Failure to achieve business objectives and financial projections in one or all of these reporting units could result in an asset impairment charge which would reduce net income in the period the impairment is recorded. Impairment of goodwill or intangibles would result in a non-cash charge to operating expenses. An impairment would be recorded if the fair value of a reporting unit or asset group which holds goodwill or any intangible assets is less than the carrying amount of its net assets. A significant factor in the determination of the fair value of a reporting unit or asset group is its projected cash flows. Future cash flows of MA are dependent on a variety of factors such as, but not limited to, general economic growth, capital market activity, product innovation, pricing, market share and competition. Changes in these factors or in the conduct of Moody’s operations in response to such factors could lead to reduced cash flows resulting in an asset impairment charge.

Possible Loss of Key Employees and Related Compensation Cost Pressures

Moody’s success depends in part upon recruiting, retaining and motivating highly skilled, experienced financial analysts and other professionals. Competition for qualified staff in the financial services industry is intense, and Moody’s ability to attract staff could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing analytical industries. Investment banks, investors and competitors may seek to attract analyst talent by providing more favorable working conditions or offering higher compensation than Moody’s. Moody’s also may not be able to identify and hire employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis.

The Trading Price of Moody’s Stock Could be Affected by Third Party Actions

Ownership of Moody’s stock is highly concentrated with a majority of shares held by a few institutional stockholders. Due to this concentrated stockholder base, the trading price of Moody’s stock could be affected considerably by actions of significant stockholders to increase or decrease their positions in Moody’s stock.

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

MOODY’S 2010 10-K	21

interact with Moody’s clients and customers may suffer. The Company’s operations also rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. The business relies upon and processes a great deal of data through its systems, the quality of which must be maintained in order for the business units to perform. Protective measures that Moody’s takes may be circumvented or may not be sufficient to guard its computer systems, software and networks from unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize Moody’s or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, its computer systems and networks, or otherwise cause interruptions or malfunctions in the Company’s, its clients’, its counterparties’ or third parties’ operations. Moody’s may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by Moody’s.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 668,513 square feet of leased space. As of December 31, 2010, Moody’s operations were conducted from 15 U.S. offices and 43 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

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

22	MOODY’S 2010 10-K

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

Moody’s Analytics is cooperating with an investigation by the SEC concerning services provided by that unit to certain financial institutions in connection with the valuations used by those institutions with respect to certain financial instruments held by such institutions.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve the pending matters referred to above progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the inherent uncertainties involved in these matters, the large or indeterminate damages sought in some of them and the novel theories of law asserted, an estimate of the range of possible losses cannot be made at this time. For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

ITEM 4.	RESERVED

MOODY’S 2010 10-K	23

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended December 31, 2010

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
October 1 – 31	257,231	$25.28	257,231	$1,305.1 million
November 1 – 30	1,241,166	$27.42	1,241,166	$1,271.1 million
December 1 – 31	2,366,558	$26.83	2,365,909	$1,207.6 million

Total	3,864,955	$26.92	3,864,306

(1)	Includes the surrender to the Company of 649 shares of common stock in December to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the fourth quarter of 2010, Moody’s issued 0.4 million shares under employee stock-based compensation plans and repurchased 3.9 million shares of its common stock, at an aggregate cost of $104.0 million.

24	MOODY’S 2010 10-K

COMMON STOCK INFORMATION AND DIVIDENDS

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared and paid for the periods shown. The number of registered shareholders of record at January 31, 2011 was 3,181. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

	Price Per Share		Dividends Per Share

	High	Low	Declared	Paid
2010:
First quarter	$31.04	$26.12	$—	$0.105
Second quarter	30.31	18.50	0.105	0.105
Third quarter	26.13	19.46	0.105	0.105
Fourth quarter	28.93	24.82	0.22	0.105

Year ended December 31, 2010			$0.43	$0.42

2009:
First quarter	$26.38	$15.57	$—	$0.10
Second quarter	31.79	21.21	0.10	0.10
Third quarter	29.53	18.50	0.10	0.10
Fourth quarter	27.81	19.44	0.205	0.10

Year ended December 31, 2009			$0.405	$0.40

During 2008, the Company paid a quarterly dividend of $0.10 per share of Moody’s common stock in each of the quarters, resulting in dividends paid per share during the year ended December 31, 2008 of $0.40.

On December 14, 2010, the Board of the Company approved the declaration of a quarterly dividend of $0.115 per share of Moody’s common stock, payable on March 10, 2011 to shareholders of record at the close of business on February 20, 2011. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2010, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	22,058,789	(1)	$38.11	16,268,167	(3)
Equity compensation plans not approved by security holders	—		$—	—

Total	22,058,789		$38.11	16,268,167

(1)	Includes 16,792,337 options and unvested restricted shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, 4,414,885 options and unvested restricted shares outstanding under the Company’s 1998 Key Employees’ Stock Incentive Plan, and 127,285 options and unvested restricted shares outstanding under the 1998 Non-Employee Directors’ Stock Incentive Plan. This number also includes a maximum of 724,282 performance shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout at 200% of the target award.

Assuming payout at target, the number of shares to be issued upon the vesting of performance share awards is 362,141.

(2)	Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.

MOODY’S 2010 10-K	25

(3)	Includes 12,858,830 shares available for issuance as options, shares of restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan and 165,365 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 3,243,972 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

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

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2005. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was (54%) during the performance period as compared with a total return during the same period of (41%) for the Russell 3000 Financial Services Index and 12% for the S&P 500 Composite Index.

Comparison of Cumulative Total Return

Moody’s Corporation, Russell 3000 Financial Services Index and S&P 500 Composite Index

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MOODY’S CORPORATION,

S&P 500 COMPOSITE AND RUSSELL 3000 FINANCIAL SERVICES

	Year Ended December 31,

	2005	2006	2007	2008	2009	2010
Moody’s Corporation	$100.00	$112.94	$58.74	$33.47	$45.38	$45.73
S&P 500 Composite Index	100.00	115.79	122.16	76.96	97.33	111.99
Russell 3000 – Financial Services Index	100.00	115.55	93.33	45.75	53.81	59.24

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

26	MOODY’S 2010 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,

amounts in millions, except per share data	2010	2009	2008	2007	2006
Results of operations
Revenue	$2,032.0	$1,797.2	$1,755.4	$2,259.0	$2,037.1
Operating and SG&A expenses	1,192.8	1,028.1	934.6	1,035.1	898.7
Depreciation and amortization	66.3	64.1	75.1	42.9	39.5
Restructuring	0.1	17.5	(2.5)	50.0	—
Gain on sale of building	—	—	—	—	(160.6)

Operating income	772.8	687.5	748.2	1,131.0	1,259.5
Non-operating (expense) income, net (1)	(58.4)	(41.3)	(18.4)	(9.0)	4.4

Income before provision for income taxes	714.4	646.2	729.8	1,122.0	1,263.9
Provision for income taxes	201.0	239.1	268.2	415.2	506.6

Net income (2)	513.4	407.1	461.6	706.8	757.3
Less: Net income attributable to noncontrolling interests	5.6	5.1	4.0	5.3	3.4

Net income attributable to Moody’s	$507.8	$402.0	$457.6	$701.5	$753.9

Earnings per share
Basic	$2.16	$1.70	$1.89	$2.63	$2.65
Diluted	$2.15	$1.69	$1.87	$2.58	$2.58
Weighted average shares outstanding
Basic	235.0	236.1	242.4	266.4	284.2
Diluted	236.6	237.8	245.3	272.2	291.9
Dividends declared per share	$0.43	$0.405	$0.40	$0.34	$0.29

	December 31,

	2010	2009	2008	2007	2006
Balance sheet data
Total assets	$2,540.3	$2,003.3	$1,773.4	$1,714.6	$1,497.7
Long-term debt	$1,228.3	$746.2	$750.0	$600.0	$300.0
Total Moody’s shareholders’ (deficit) equity	$(309.6)	$(606.2)	$(994.4)	$(783.6)	$167.4

(1)	The 2010, 2009, 2008 and 2007 amounts include a benefit of $2.5 million, $6.5 million, $13.3 million and $31.9 million, respectively, related to the favorable resolution of certain Legacy Tax Matters.

(2)	The 2010, 2009, 2008, 2007 and 2006 amounts include benefits of $4.6 million, $8.2 million, $10.7 million, $52.3 million and $2.4 million, respectively, related to the resolution of certain Legacy Tax Matters.

MOODY’S 2010 10-K	27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This MD&A contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 56 and Item 1A. “Risk Factors” commencing on page 17 for a discussion of uncertainties, risks and other factors associated with these statements.

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software and (iv) quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing and certification services. Moody’s operates in two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. The RD&A business also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its RMS business, MA provides both economic and regulatory capital risk management software solutions. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing and certification services.

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

In 2009, the aforementioned MA businesses were realigned and renamed to reflect the reporting unit structure for the MA segment. Pursuant to this realignment the subscriptions business was renamed Research Data and Analytics and the software business was renamed Risk Management Software. The revised groupings classify certain subscription-based risk management software revenue and advisory services relating to software sales to the redefined RMS business. In November 2010, Moody’s purchased CSI, which is currently a reporting unit within MA and for which revenues are reported within the professional services LOB.

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

28	MOODY’S 2010 10-K

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

For 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on its relative selling price which is determined based on its vendor specific objective evidence if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

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

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately. In instances where the Company is not able to establish VSOE for all deliverables in a multiple element arrangement, which may be due to the Company infrequently selling each element separately, not selling products within a reasonably narrow price range, or only having a limited sales history, the Company attempts to establish TPE for deliverables. The Company determines whether TPE exists by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. However, due to the difficulty in obtaining third party pricing, possible differences in the Company’s market strategy from that of its peers and the potential that products and services offered by the Company may contain a significant level of differentiation and/or customization such that the comparable pricing of products with similar functionality cannot be obtained, the Company generally is unable to reliably determine TPE. Based on the selling price hierarchy established by ASU 2009-13, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to its pricing practices such as costs and margin objectives, standalone sales prices of similar products, percentage of the fee charged for a primary product or service relative to a related product or service, and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The Company reviews its determination of VSOE, TPE and ESP on an annual basis or more frequently as needed.

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which ranged from two to 51 years at December 31, 2010. At December 31, 2010, 2009 and 2008, deferred revenue related to these securities was approximately $76 million, $78 million and $82 million, respectively.

Multiple element revenue arrangements in the MIS segment are generally comprised of an initial rating and the related monitoring service. Beginning January 1, 2010, in instances where monitoring fees are not charged for the first year monitoring effort, fees are allo-

MOODY’S 2010 10-K	29

cated to the initial rating and monitoring services based on the relative selling price of each service to the total arrangement fees. The Company generally uses ESP in determining the selling price for its initial ratings as the Company rarely sells initial ratings separately without providing related monitoring services and thus is unable to establish VSOE or TPE for initial ratings. Prior to January 1, 2010 and pursuant to the previous accounting standards, for these types of arrangements the initial rating fee was first allocated to the monitoring service determined based on the estimated fair market value of monitoring services, with the residual amount allocated to the initial rating. Under ASU 2009-13 this practice can no longer be used for non-software deliverables upon the adoption of ASU 2009-13.

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2010, 2009 and 2008, accounts receivable included approximately $25 million, $27 million and $34 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings.

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

Accounts Receivable Allowance

Moody’s records an allowance for estimated future adjustments to customer billings as a reduction of revenue, based on historical experience and current conditions. Such amounts are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Billing adjustments and uncollectible account write-offs are charged against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current aging status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for accounts receivable is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above factors, or actual write-offs or adjustments that differ from the estimated amounts could impact the Company’s consolidated results of operations.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this “MD&A”, commencing on page 54 is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where

30	MOODY’S 2010 10-K

deemed appropriate. The Company would record a material loss contingency in its financial statements if the loss is both probable of occurring and the loss can be reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

Goodwill and Other Acquired Intangible Assets

Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of November 30 or more frequently if impairment indicators arise in accordance with ASC Topic 350. These impairment indicators could include significant events or circumstances that would reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit.

At November 30, 2010, the Company had five primary reporting units: one in MIS that encompasses all of Moody’s ratings operations and four reporting units within MA: RD&A, RMS, training and CSI. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The RMS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The training reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. Additionally, in November 2010, the Company acquired CSI, which was tested separately as its own reporting unit for the annual goodwill impairment test as of November 30, 2010. CSI is Canada’s leading provider of financial learning, credentials and certification.

The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level as required by ASC Topic 350, “Intangibles—Goodwill and Other”. In the first step, the fair value of the reporting unit is compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

Determining the fair value of a reporting unit or an indefinite-lived acquired intangible asset involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.

Goodwill is assigned to a reporting unit at the date when an acquisition is integrated into one of the established reporting units, and is based on which reporting unit is expected to benefit from the synergies of the acquisition. Other assets and liabilities, including applicable corporate assets, are allocated to the extent they are related to the operation of respective reporting units.

Based on the result of the above test, the Company does not believe any of its reporting units are at risk of failing Step 1 of the impairment test as the fair value for all reporting units is well in excess of the respective reporting unit’s carrying value, except for CSI as the purchase price represents the fair value of the net assets acquired.

The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2010 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 1 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of November 30, 2010:

		Step One Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$11.8	$—	$—	$—	$—
RD&A	157.9	—	—	—	—
RMS	170.7	—	—	—	—
Training	17.8	—	—	—	(1.5)
CSI	107.3	*	*	*	*

Totals	$465.5	$—	$—	$—	$(1.5)

*CSI	was excluded from the sensitivity analysis in the table above as well as the sensitivity analyses on the WACC and future cash flow assumptions discussed below as it was acquired in November 2010. Accordingly the carrying value of the net assets acquired approximates fair value at November 30, 2010.

MOODY’S 2010 10-K	31

The following discussion regarding the Company’s methodology for determining the fair value of its reporting units excludes the CSI which was acquired in November 2010:

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

The following discusses the key assumptions utilized in the discounted cash flow valuation methodology which requires significant management judgment:

•

WACC—The WACC is the rate to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 10% to 12% in 2010. Differences in the WACC used between reporting units is due primarily to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units. An increase in the WACC of one percentage point for each of the reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350.

•

Future cash flow assumptions—The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for each of the next five years beginning in 2011 were estimated based on annual revenue growth rates ranging from 4% to 14%. The growth rates assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets which began in the second half of 2009. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on all reporting units. A decrease in the growth rates used in the discounted cash flow calculation of 10% for each of the reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during 2010 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on improving market conditions which has resulted in higher projected cash flows for all reporting units than was projected in 2009. Additionally, there were no events or circumstances during 2010 that would indicate the need for an adjustment of the remaining useful lives of the Company’s amortizable intangible assets.

Pension and Other Post-Retirement Benefits

The expenses, assets and liabilities that Moody’s reports for its Post-Retirement Plans are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

•	future compensation increases, based on the Company’s long-term actual experience and future outlook

•

long-term return on pension plan assets, based on historical portfolio results and the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments)

•	future healthcare cost trends, based on historical market data, near-term outlooks and assessments of likely long-term trends

•	discount rates, based on current yields on high-grade corporate long-term bonds

32	MOODY’S 2010 10-K

The discount rates selected to measure the present value of the Company’s benefit obligation for its Post-Retirement Plans as of December 31, 2010 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.

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

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual experience on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Post-Retirement Plans, the total losses as of December 31, 2010 that have not been recognized in annual expense are $72.1 million, and Moody’s expects to recognize net periodic pension expense of $4.8 million in 2011 related to the amortization of actuarial losses.

For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2010, the Company has an unrecognized asset loss of $11.8 million, of which $7.1 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2012 expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2011 operating income. These effects have been calculated using the Company’s current projections of 2011 expenses, assets and liabilities related to Moody’s Post-Retirement Plans, which could change as updated data becomes available.

	Assumption Used for 2011	Estimated Impact on 2011 Operating Income (Decrease)/Increase
Weighted Average Discount Rates*	5.39% / 5.15%	$(7.4)
Weighted Average Assumed Compensation Growth Rate	4.00%	$1.4
Assumed Long-Term Rate of Return on Pension Assets	8.35%	$(1.4)

*	Weighted average discount rates of 5.39% and 5.15% for pension plans and other post-retirement plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2011 projected expenses. Based on current projections, the Company estimates that expenses related to Post-Retirement Plans will be $23.0 million in 2011 compared with $20.2 million in 2010, excluding the effect of pension settlement charges. The expected expense increase in 2011 reflects the effects of higher benefit obligations primarily due to lower discount rate assumptions and higher amortization of actuarial losses.

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense.

An increase in the following assumptions would have had the following estimated effect on operating income in 2010 (dollars in millions):

	Assumption Used for 2006-2010 grants	Increase in Assumption	Estimated Impact on Operating Income in 2010 Increase/(Decrease)
Average Expected Dividend Yield	0.4% - 2.1%	0.10%	$0.5
Average Expected Share Price Volatility	23% - 45.5%	5%	$(3.1)
Expected Option Holding Period	5.5 - 6.0 years	1.0 year	$(2.3)

MOODY’S 2010 10-K	33

Income Taxes

The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The Company’s tax assets and liabilities are affected by the amounts charged for service provided and expenses incurred as well as other tax matters such as intercompany transactions. The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

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

For UTPs, ASC Topic 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. As the determination of liabilities related to UTPs and associated interest and penalties requires significant estimates to be made by the Company, there can be no assurance that the Company will accurately predict the outcomes of these audits, and thus the eventual outcomes could have a material impact on the Company’s operating results or financial condition.

For certain of its foreign subsidiaries, the Company has deemed a portion of the undistributed earnings relating to these subsidiaries to be indefinitely reinvested within its foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability for the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

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

The MIS segment now consists of four lines of business—corporate finance, structured finance, financial institutions and public, project and infrastructure finance—that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

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

34	MOODY’S 2010 10-K

software products; and the professional services business included credit training associated with risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit and other professional development education services that are typically sold on a per-engagement basis.

In 2009, the aforementioned MA businesses were realigned and renamed to reflect the reporting unit structure for the MA segment at December 31, 2009. Pursuant to this realignment the subscriptions business was renamed Research, Data and Analytics and the software business was renamed Risk Management Software. The revised groupings classify license software sales, certain subscription-based risk management software revenue, maintenance and advisory services relating to software sales to the redefined RMS business. The following tables are reconciliations of the revenue groupings previously disclosed to the new groupings for the year ended December 31, 2008:

Revenue reported as per filings in prior years:		Year Ended December 31, 2008
Subscriptions		$475.9
Software		49.2
Professional Services		25.6

	Total MA	$550.7

Reclassification for 2009 realignment:		Year Ended December 31, 2008
Subscriptions		$(57.2)
Software		59.6
Professional Services		(2.4)

	Total MA	$—

2009 revenue reported:		Year Ended December 31, 2008
RD&A		$418.7
RMS		108.8
Professional Services		23.2

	Total MA	$550.7

Additionally, in November 2010, a subsidiary of the Company acquired CSI, which is Canada’s leading provider of financial learning, credentials and certification. CSI is part of the MA segment and its revenue is included in the professional services LOB within MA.

The following is a discussion of the results of operations of these segments, including the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal.

Certain prior year amounts have been reclassified to conform to the current presentation.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 compared with Year Ended December 31, 2009

Executive Summary

Moody’s revenue for the year ended December 31, 2010 totaled $2,032.0 million, an increase of $234.8 million compared to the same period in 2009. Total expenses were $1,259.2 million, an increase of $149.5 million compared to 2009. Operating income of $772.8 million in 2010 increased $85.3 million compared to the same period in the prior year. Excluding the restructuring charge in 2009 and minor restructuring-related adjustments in both years, operating income increased $67.9 million from $705.0 million in the prior year period. Diluted EPS of $2.15 for the year ended December 31, 2010 increased $0.46, or 27% over the prior year period and included a benefit of $0.02 associated with the resolution of a Legacy Tax Matter as well as other tax benefits of $0.15 in 2010 relating to foreign earnings that are indefinitely reinvested, foreign tax credits and lower state taxes. Excluding the aforementioned Legacy Tax Matter in

MOODY’S 2010 10-K	35

2010, diluted EPS of $2.13 increased $0.43, or 25%, from $1.70 in 2009, which excludes a prior year favorable impact of $0.04 related to the resolution of a Legacy Tax Matter and an unfavorable $0.05 impact for restructuring.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
United States	$1,089.5	$920.8	18%

International:
EMEA	627.4	624.7	—%
Other	315.1	251.7	25%

Total International	942.5	876.4	8%

Total	2,032.0	1,797.2	13%

Expenses:
Operating	604.8	532.4	(14)%
SG&A	588.0	495.7	(19)%
Restructuring	0.1	17.5	99%
Depreciation and amortization	66.3	64.1	(3)%

Total	1,259.2	1,109.7	(13)%

Operating income	$772.8	$687.5	12%

Interest (expense) income, net	$(52.5)	$(33.4)	(57)%
Other non-operating (expense) income, net	$(5.9)	$(7.9)	25%
Net income attributable to Moody’s	$507.8	$402.0	26%
Diluted EPS	$2.15	$1.69	27%

The table below shows Moody’s global staffing by geographic area:

	December 31,
	2010	2009	% Change
United States	2,333	2,144	9%
International	2,128	1,834	16%

Total	4,461	3,978	12%

Global revenue of $2,032.0 million in 2010 increased $234.8 million compared to the same period in 2009, reflecting good growth in both ratings and MA revenue. The growth in ratings revenue is primarily due to strong issuance activity in 2010 within the corporate finance, financial institution and public finance debt markets. The growth in MA is due to higher revenue across all LOBs. Transaction revenue accounted for 44% of global MCO revenue in 2010 compared to 37% in the same period of the prior year. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from the professional services line of business which offers credit risk management advisory and training services, which are typically sold on a per-engagement basis.

U.S. revenue increased $168.7 million over 2009 reflecting growth in all ratings LOBs, most notably in rated issuance volumes for bank loans and speculative-grade corporate bonds. There was also good growth over the prior year in U.S. public finance and CREF rated issuance. Additionally, there was growth in all LOBs within the MA segment, most notably in RMS.

International revenue increased $66.1 million compared to the same period in 2009 primarily reflecting growth in CFG revenue, particularly in speculative-grade ratings in EMEA, coupled with higher banking related revenue across all regions. Additionally, the growth

36	MOODY’S 2010 10-K

reflects higher revenue across all MA LOBs, primarily from within the Asia and the Americas regions. These increases were partially offset by declines in most asset classes within SFG as well as declines in investment-grade rated issuance within the EMEA region.

Operating expenses were $604.8 million in 2010, an increase of $72.4 million from the same period in 2009 and were primarily due to both higher compensation and non-compensation costs. Compensation costs increased approximately $63 million reflecting approximately $30 million higher incentive compensation primarily resulting from greater achievement against targeted results compared to achievement against targeted results in the prior year period, a $7 million global profit sharing contribution due to the Company’s growth in diluted EPS over 2009 and approximately $29 million higher salaries and related employee benefits primarily due to annual merit increases coupled with higher headcount in both operating segments to support business growth. Non-compensation costs increased approximately $9 million reflecting higher professional service costs for ongoing investments in technology infrastructure as well as higher travel-related costs which reflects improving business conditions compared to 2009.

SG&A expenses of $588.0 million in 2010 increased $92.3 million from the same period in 2009. Non-compensation expenses increased approximately $47 million over the prior year primarily reflecting higher professional service costs relating to ongoing investments in technology infrastructure as well as higher legal and litigation-related costs related to ongoing matters. Compensation costs increased approximately $45 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in support areas such as compliance and IT. Additionally there was approximately $10 million higher incentive compensation costs compared to 2009 which primarily reflects greater achievement against targeted results compared to the achievement of targeted results in the prior year period. Furthermore, there was an approximate $6 million profit sharing contribution in 2010 due to the Company’s year-over-year growth in diluted EPS.

Restructuring expense in 2009 reflects severance costs associated with the 2009 Restructuring Plan approved on March 27, 2009 and adjustments to the previous estimates for both the 2007 and 2009 Restructuring Plans.

Operating income of $772.8 million, was up $85.3 million from the same period in 2009, reflecting the 13% increase in revenue being partially offset by the $149.5 million increase in expenses. Excluding the restructuring charge in 2009 and minor restructuring-related adjustments in both periods, operating income increased $67.9 million over 2009.

Interest (expense) income, net for the year ended December 31, 2010 was $(52.5) million, a $19.1 million increase in expense compared to the same period in 2009. The increase relates primarily to an interest expense reduction of approximately $12 million in the first quarter of 2009 for UTBs and other tax-related liabilities that did not recur in 2010. Also, there was an approximate $7 million increase in interest expense on borrowings which primarily reflects interest on the 2010 Senior Notes issued in the third quarter of 2010. Additionally, there was interest income related to the favorable settlement of Legacy Tax Matters of $2.5 million and $6.5 million in 2010 and 2009, respectively.

Other non-operating (expense) income, net of $(5.9) million in 2010 decreased $2.0 million compared to the prior year. This decrease primarily reflects FX losses of approximately $(5) million in 2010 compared to losses of approximately $(10) million in 2009. The FX losses in both periods primarily reflect the weakening of the euro to the British pound over both of the twelve month periods ended December 31, 2010 and 2009.

Moody’s ETR was 28.1% for the year ended December 31, 2010, down from 37.0% in 2009 and was primarily due to increased taxable income internationally; indefinite reinvestment of certain foreign earnings; utilization of foreign tax credits; lower state taxes; and a resolution of a non-U.S. tax audit resulting in a reduction of UTBs. Additionally, the 2009 ETR reflects a non-taxable $12 million interest expense reduction related to UTBs and other tax-related liabilities. The 2010 and 2009 tax expense included benefits of $2.1 million and $1.7 million, respectively, relating to the favorable resolution of Legacy Tax Matters (see “Contingencies – Legacy Tax Matters” below for further information). Excluding the Legacy Tax Matters in both years, the ETR in 2010 of 28.5% decreased 910 Bps from 2009.

Net Income for the year ended December 31, 2010 was $507.8 million, or $2.15 per diluted share, and increased $105.8 million, or $0.46 per diluted share, compared to the prior year. Included in the 2010 Net Income were tax benefits of approximately $36 million, or $0.15 per diluted share, relating to the indefinite reinvestment of certain foreign earnings, utilization of foreign tax credits and lower state taxes. Excluding benefits for favorable resolutions of Legacy Tax Matters in both 2010 and 2009, as well as the restructuring charge in 2009 and related adjustments in both years, Net Income increased $98.6 million, or 24%, to $503.3 million, resulting in a $0.43, or 25%, increase in diluted EPS compared to the prior year.

MOODY’S 2010 10-K	37

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Corporate finance (CFG)	$563.9	$408.2	38%
Structured finance (SFG)	290.8	304.9	(5)%
Financial institutions (FIG)	278.7	258.5	8%
Public, project and infrastructure finance (PPIF)	271.6	246.1	10%

Total external revenue	1,405.0	1,217.7	15%
Intersegment royalty	61.3	60.0	2%

Total MIS revenue	1,466.3	1,277.7	15%
Expenses:
Operating and SG&A	783.0	680.1	(15)%
Restructuring	0.1	9.1	99%
Depreciation and amortization	33.8	31.3	(8)%

Total	816.9	720.5	(13)%

Operating income	$649.4	$557.2	17%

The following is a discussion of external MIS revenue as well as operating expenses:

Global MIS revenue of $1,405.0 million for the year ended December 31, 2010 increased $187.3 million compared to the same period in 2009. The increase reflects strong growth in rated issuance volumes for high-yield corporate debt and bank loans within CFG as well as good growth from public finance and banking related issuance within PPIF and FIG, respectively. These increases were partially offset by declines in derivatives and investment-grade corporate debt rated issuance volumes within SFG and CFG, respectively. Transaction revenue for MIS in 2010 was 57% of total revenue compared to 50% in 2009, with the increase primarily reflecting the aforementioned strong rated issuance in the high-yield corporate debt and bank loan sectors within CFG.

In the U.S., revenue was $815.4 million in 2010, an increase of $152.3 million, or 23%, compared to the same period in 2009. The increase relates primarily to strong rated issuance volumes in bank loans and high-yield corporate debt within CFG, higher rated issuance in the CREF sector within SFG and good growth in PPIF. These increases were partially offset by declines in derivatives and consumer asset-backed securities rated issuance within SFG.

Non-U.S. revenue was $589.6 million in 2010, an increase of $35.0 million, or 6%, over the prior year. The increase reflects growth in banking related revenue across all non-U.S. regions as well as higher speculative-grade corporate debt issuance in the EMEA region. Additionally, there was higher revenue in 2010 for Indicative Ratings and Corporate Family Ratings in the EMEA region. These increases were partially offset by declines within the EMEA region in most asset classes within SFG coupled with lower rated issuance volumes for investment-grade corporate debt.

Global CFG revenue of $563.9 million in 2010 increased $155.7 million from the prior year primarily due to higher rated issuance volumes in the high-yield corporate debt and bank loan sectors, coupled with an increase in Indicative Ratings and Corporate Family Ratings. The aforementioned growth was partially offset by declines in rated issuance for investment-grade corporate debt which reflects a strong prior year comparative period where many companies were refinancing their debt ahead of expected maturities. Transaction revenue represented 73% of total CFG revenue in 2010, compared to 64% in the prior year. In the U.S., revenue in 2010 was $369.5 million, or 47% higher than the same period in 2009. This increase is primarily due to higher bank loan issuance reflecting the narrowing of credit spreads and the low interest rate environment in 2010 which has resulted in a high volume of refinancing activity coupled with increased issuance related to leveraged buy-out activity. Additionally, there was higher speculative-grade corporate debt issuance reflecting increased investor appetite for high-yield instruments as stability has gradually returned to the corporate credit markets. Internationally, revenue of $194.4 million in 2010 increased 24% compared to the same period in 2009, driven primarily by growth in rated issuance volumes for speculative-grade corporate debt across all regions which reflects the aforementioned increased

38	MOODY’S 2010 10-K

investor confidence in the high-yield markets coupled with higher revenue from Indicative Ratings and Corporate Family Ratings in the EMEA region. These increases were partially offset by declines in investment-grade rated issuance in EMEA reflecting a strong comparative prior year period where many companies were refinancing their debt ahead of expected maturities.

Global SFG revenue of $290.8 million in 2010 decreased $14.1 million compared to the same period in 2009 reflecting lower revenue in the derivatives and consumer asset-backed securities asset classes partially offset by increased rated issuance activity in U.S. CREF. Transaction revenue represented 43% of total SFG revenue in 2010 compared to 41% in the prior year period. In the U.S., revenue of $142.9 million in 2010 increased $0.8 million compared to the prior year reflecting growth in both commercial mortgage-backed securities and real estate investment trusts rated issuance resulting from the low interest rate environment and narrowing credit spreads in these sectors. The aforementioned growth was almost completely offset by continued declines in the derivatives sector as well as declines in consumer asset-backed securities issuance reflecting continued lack of investor demand as well as regulatory uncertainties pertaining to these asset classes. Non-U.S. revenue of $147.9 million in 2010 decreased $14.9 million compared to the prior year, reflecting declines in most asset classes within the EMEA region as uncertainties surrounding the EU sovereign debt markets at various times throughout 2010 has reduced investor demand for structured products.

Global FIG revenue of $278.7 million in 2010 increased $20.2 million from the prior year, primarily reflecting higher banking related revenue. Transaction revenue increased to 37% of global FIG revenue, up from 31% in the prior year period. In the U.S., revenue of $114.4 million in 2010 increased $7.1 million compared to the prior year. The growth over the prior year was driven by higher insurance related rated issuance which reflected insurers taking advantage of the low interest rate environment in 2010 to refinance debt ahead of expected maturities as well as issuance to fund acquisition activity. Outside the U.S., revenue in 2010 was $164.3 million, or 9% higher than in the prior year, and was primarily due to growth in banking revenue across all non-U.S. regions, most notably in the Asia and Americas regions, compared to a challenging prior year period.

Global PPIF revenue was $271.6 million in 2010, an increase of $25.5 million compared to the same period in 2009, primarily reflecting increases in public and project finance revenue. Revenue generated from new transactions was 59% of total PPIF revenue in 2010, unchanged from the prior year period. In the U.S., revenue for the year ended December 31, 2010 of $188.6 million increased 16% over the prior year primarily due to growth in public finance revenue which reflects modest price increases compared to the prior year coupled with issuance relating to the Build America Bond Program which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009. Additionally, there was higher project and infrastructure finance revenue as issuers took advantage of the low interest rate environment and the Build America Bond Program to fund capital expenditure needs. Outside the U.S., PPIF revenue decreased 1% compared to prior year reflecting declines in infrastructure and project finance revenue within the EMEA region due to uncertainties in the EU debt markets at various times during 2010 coupled with a strong comparative prior year period. These decreases were offset by higher project finance rated issuance in the Asia and Americas regions.

Operating and SG&A expenses in 2010 increased $102.9 million compared to the prior year and reflected increases in compensation and non-compensation expenses of approximately $63 million and $40 million, respectively. The increase in compensation expenses relates to higher salaries reflecting annual merit increases, modest headcount growth within the ratings LOBs as well as support areas such as compliance and IT for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, there was higher incentive compensation due to greater achievement against targeted results in 2010 compared to the achievement against targeted results in the prior year. Furthermore, there was a profit sharing contribution in 2010 reflecting the Company’s diluted EPS growth over 2009. The increase in non-compensation expenses primarily reflects higher legal and litigation- related costs relating to ongoing matters and higher IT consulting costs relating to investments in technology infrastructure.

The restructuring charge of $9.1 million in the prior year period reflects costs associated with the 2009 Restructuring Plan approved in the first quarter of 2009 as well as minor adjustments made to both the 2009 and 2007 restructuring plans.

Operating income in 2010 of $649.4 million, which includes the intersegment royalty revenue, increased $92.2 million from the prior year and reflects the 15% increase in total MIS revenue exceeding the 13% increase in operating expenses. Excluding the restructuring-related amounts in both periods, operating income in 2010 was $649.5 million, an increase of $83.2 million from the same period in 2009.

MOODY’S 2010 10-K	39

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Research, data and analytics (RD&A)	$425.0	$413.6	3%
Risk management software (RMS)	173.2	145.1	19%
Professional services	28.8	20.8	38%

Total	627.0	579.5	8%

Expenses:
Operating and SG&A (including intersegment royalty)	471.1	408.0	(15)%
Restructuring	—	8.4	100%
Depreciation and amortization	32.5	32.8	1%

Total	503.6	449.2	(12)%

Operating income	$123.4	$130.3	(5)%

Global MA revenue in 2010 increased $47.5 million over the prior year primarily reflecting growth in all three LOBs. Recurring revenue, which includes subscriptions and software maintenance fees, comprised 85% of MA revenue in 2010, down from 89% in the same period of 2009.

Revenue in the U.S. increased $16.4 million, or 6%, over the prior year and reflected growth across all LOBs, most notably in RMS. International revenue, which represented 56% of total MA revenue in both 2010 and 2009, increased 10% over the prior year reflecting growth in all LOBs.

Global RD&A revenue, which comprised over 67% of total MA revenue in both 2010 and 2009, increased $11.4 million, or 3%, over the prior year. The increase reflects greater demand for products that support analysis for investment and commercial credit applications and also the gradual stabilization among capital markets customers as disruption from the global financial crisis recedes. Global RMS revenue in 2010 increased $28.1 million over the prior year primarily due to the final delivery and client acceptance of software licenses and implementations, primarily from within the U.S and Asia regions. Revenue from professional services increased $8.0 million compared to 2009, with approximately 40% of the growth related to the acquisition of CSI in the fourth quarter of 2010. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in 2010, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $63.1 million compared to 2009 reflecting both higher compensation and non-compensation costs of approximately $46 million and $16 million, respectively. The increase in compensation costs is primarily due to higher incentive compensation reflecting greater achievement against targeted results in 2010 compared to achievement against targeted results in the prior year coupled with a profit sharing contribution in 2010 reflecting the Company’s diluted EPS growth over 2009. Additionally, there were higher salaries reflecting annual merit increases and headcount increases to support business growth coupled with an increase in commission expense compared to the prior year reflecting higher MA sales. The increase in non-compensation costs reflects higher legal and litigation- related costs relating to ongoing matters that Moody’s Corporation is exposed to, which are allocated to MA as part of the allocation of overhead and corporate expenses which is based on a revenue-split methodology. Additionally, the increase in non-compensation expenses reflects higher travel and entertainment costs due to improving business conditions over the prior year.

The restructuring charge of $8.4 million in the prior year period reflects severance costs associated with the 2009 Restructuring Plan approved in the first quarter of 2009, which includes costs related to the divestiture of non-strategic assets and contract termination costs for office closures as well as minor adjustments made to original estimates for the 2007 Restructuring Plan.

Operating income of $123.4 million in 2010, which includes the intersegment royalty expense, decreased $6.9 million compared to the prior year, reflecting the $54.4 million increase in total expenses exceeding the $47.5 million increase in revenue. Excluding the 2009 restructuring charge and minor restructuring-related adjustments for both restructuring plans in 2009, operating income decreased $15.3 million from the same period in 2009.

40	MOODY’S 2010 10-K

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

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2009	2008
Revenue:
United States	$920.8	$910.1	1%

International:
EMEA	624.7	603.1	4%
Other	251.7	242.2	4%

Total International	876.4	845.3	4%

Total	1,797.2	1,755.4	2%

Expenses:
Operating	532.4	493.3	(8)%
SG&A	495.7	441.3	(12)%
Restructuring	17.5	(2.5)	NM
Depreciation and amortization	64.1	75.1	15%

Total	1,109.7	1,007.2	(10)%

Operating income	$687.5	$748.2	(8)%

Interest (expense) income, net	$(33.4)	$(52.2)	36%
Other non-operating (expense) income, net	$(7.9)	$33.8	(123)%
Net income attributable to Moody’s	$402.0	$457.6	(12)%
Diluted EPS	$1.69	$1.87	(10)%

The table below shows Moody’s global staffing by geographic area:

	December 31,
	2009	2008	% Change
United States	2,144	2,130	1%
International	1,834	1,817	1%

Total	3,978	3,947	1%

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

MOODY’S 2010 10-K	41

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

Operating expenses were $532.4 million, an increase of $39.1 million from the prior year, resulting primarily from higher compensation costs of approximately $28 million compared to the same period in 2008. Compensation costs were $445.1 million, an increase of 7% from prior year, primarily reflecting higher incentive compensation costs due to greater achievement against 2009 targeted results compared to achievement against targeted results in the prior year. Non-compensation expenses in 2009 were $87.3 million, an increase of approximately $11 million compared to the same period in 2008. The increase is due to higher professional service costs which include technology consulting costs associated with an investment in IT infrastructure. The increase in both compensation and non-compensation expenses were partially offset by favorable changes in FX translation rates.

SG&A expenses of $495.7 million were $54.4 million higher than prior year. The increase is primarily due to higher non-compensation costs, which reflect higher rent expense relating to the Canary Wharf lease in London, additional bad debt expense due to the deterioration of liquidity caused by general economic conditions, higher professional services costs which include consulting as well as higher costs associated with investment in technology infrastructure. Compensation costs of $250.1 million increased 7% over the same period in 2008 primarily reflecting higher incentive compensation costs due to greater achievement against 2009 targeted results compared to achievement against targeted results in the prior year.

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

42	MOODY’S 2010 10-K

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

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further analysis and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2009	2008
Revenue:
Corporate finance (CFG)	$408.2	$307.0	33%
Structured finance (SFG)	304.9	404.7	(25)%
Financial institutions (FIG)	258.5	263.0	(2)%
Public, project and infrastructure finance (PPIF)	246.1	230.0	7%

Total external revenue	1,217.7	1,204.7	1%
Intersegment royalty	60.0	63.6	(6)%

Total MIS Revenue	1,277.7	1,268.3	1%

Expenses:
Operating and SG&A	680.1	636.0	(7)%
Restructuring	9.1	(1.6)	NM
Depreciation and amortization	31.3	33.3	6%

Total	720.5	667.7	(8)%

Operating income	$557.2	$600.6	(7)%

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

In the U.S., revenue was $663.1 million, an increase of $18.1 million or 3% from prior year reflecting strong growth in ratings of investment and speculative-grade corporate debt partially offset by new issuance declines which were significant in SFG and modest in FIG. Non-U.S. revenue was $554.6 million and decreased 1% from the same period in 2008. The decrease primarily reflects declines in all international regions within SFG partially offset by growth in CFG and PPIF in EMEA due to higher issuance volumes.

Global CFG revenue of $408.2 million increased $101.2 million from the prior year which included approximately $6 million of unfavorable impact from changes in FX translation rates. The global increase is due primarily to higher rated issuance volume in the investment-grade and high-yield sectors. Transaction revenue represented 64% of total CFG revenue, an increase from 54% in the prior year. In the U.S., revenue was $251.2 million, an increase of $68.1 million compared to 2008, reflecting strong growth in both investment-grade and high-yield bond issuance. U.S. revenue accounted for 62% of global CFG compared to 60% in the prior year period. The growth in investment-grade rated issuance reflects an increase in the number of companies refinancing debt ahead of expected maturities to take advantage of favorable interest rates within the corporate finance markets and to improve liquidity. The activity in the U.S. high-yield markets increased revenue by approximately $45 million, with 68% of the growth occurring in the second half of 2009. The growth in speculative-grade rated issuance reflects increased investor confidence in the high-yield market and the continued narrowing of interest rate spreads compared to U.S. Treasuries which began in the second quarter of 2009. Internationally, revenue of $157.0 million in 2009 increased 27% compared to the same period in 2008, driven primarily by growth in investment-grade issuance within EMEA and high-yield issuance across all non-U.S. regions, reflecting early debt refinancing activities.

MOODY’S 2010 10-K	43

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

Operating income of $557.2 million was $43.4 million lower than 2008 primarily reflecting the 8% increase in total expenses. Changes in FX translation rates had an immaterial impact on operating income during in 2009.

44	MOODY’S 2010 10-K

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2009	2008
Revenue:
Research, data and analytics (RD&A)	$413.6	$418.7	(1)%
Risk management software (RMS)	145.1	108.8	33%
Professional services	20.8	23.2	(10)%

Total	579.5	550.7	5%

Expenses:
Operating and SG&A (including intersegment royalty)	408.0	362.2	(13)%
Restructuring	8.4	(0.9)	NM
Depreciation and amortization	32.8	41.8	22%

Total	449.2	403.1	(11)%

Operating income	$130.3	$147.6	(12)%

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

Operating and SG&A expenses of $408.0 million increased $45.8 million from the prior year, reflecting higher compensation and non-compensation costs. Compensation costs of $229.1 million increased $18.2 million from the prior year and reflected additional headcount from acquisitions made in the fourth quarter of 2008 partially offset by lower incentive compensation resulting from lower achievement against 2009 targeted results compared to achievement against targeted results in the prior year. Non-compensation expenses were $118.9 million, an increase of $31.2 million compared to 2008, primarily due to higher rent and occupancy costs for the Canary Wharf Lease and higher expenses related to acquisitions made in the fourth quarter of 2008. The aforementioned increases for both compensation and non-compensation costs were partially offset by favorable changes in FX translation rates.

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

MOODY’S 2010 10-K	45

Operating income of $130.3 million decreased $17.3 million compared to 2008, due to the 11% increase in expenses outpacing the 5% increase in revenue. Excluding restructuring in both years, operating income in 2009 was $138.7 million, a decrease of $8.0 million from the same period in 2008.

Non-GAAP Financial Measures:

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to expenses and adjustments made to both the Company’s 2007 and 2009 Restructuring Plans and Legacy Tax Matters, further described in Note 10 and Note 17, respectively, to the Company’s consolidated financial statements. The table below shows Moody’s consolidated results for each of the years ended December 31, 2010, 2009 and 2008, adjusted to exclude the impact of the aforementioned items:

Amounts in millions, except per share amounts	Year Ended December 31,
	2010				2009
	As Reported	Restructuring (a)	Legacy Tax (b)	Non-GAAP Financial Measures	As Reported	Restructuring (a)	Legacy Tax (b)	Non-GAAP Financial Measures
Total expenses	$1,259.2	$(0.1)	$—	$1,259.1	$1,109.7	$(17.5)	$—	$1,092.2
Operating income	$772.8	$0.1	$—	$772.9	$687.5	$17.5	$—	$705.0
Interest (expense) income, net	$(52.5)	$—	$(2.5)	$(55.0)	$(33.4)	$—	$(6.5)	$(39.9)
Provision for income taxes	$201.0	$—	$2.1	$203.1	$239.1	$6.6	$1.7	$247.4
Net income attributable to Moody's Corporation	$507.8	$0.1	$(4.6)	$503.3	$402.0	$10.9	$(8.2)	$404.7

Earnings per share attributable to Moody's common shareholders
Basic	$2.16	$—	$(0.02)	$2.14	$1.70	$0.05	$(0.04)	$1.71
Diluted	$2.15	$—	$(0.02)	$2.13	$1.69	$0.05	$(0.04)	$1.70

Amounts in millions, except per share amounts	Year Ended December 31,
	2008
	As Reported	Restructuring (a)	Legacy Tax (b)	Non-GAAP Financial Measures
Total expenses	$1,007.2	$—	$—	$1,007.2
Operating income	$748.2	$(2.5)	$—	$745.7
Interest (expense) income, net	$(52.2)	$—	$(2.3)	$(54.5)
Other non-operating income (expense), net	$33.8	$—	$(11.0)	$22.8
Provision for income taxes	$268.2	$(0.9)	$(2.6)	$264.7
Net income attributable to Moody's Corporation	$457.6	$(1.6)	$(10.7)	$445.3

Earnings per share attributable to Moody's common shareholders
Basic	$1.89	$(0.01)	$(0.04)	$1.84
Diluted	$1.87	$(0.01)	$(0.04)	$1.82

(a)	To exclude amounts related to the 2009 restructuring charge as well as minor adjustments related to both the 2009 and 2007 restructuring charges.

Additionally, includes the tax impacts of the aforementioned adjustments.

(b)	To exclude benefits and related tax resulting from the resolution of certain legacy tax matters.

MARKET RISK

Foreign exchange risk:

Moody’s maintains operations in 25 countries outside the U.S. In 2010, approximately 45% and 46% of the Company’s revenue and expenses, respectively, were in currencies other than the U.S. dollar, principally in the GBP and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2010, approximately 46% of Moody’s assets were located outside

46	MOODY’S 2010 10-K

the United States. making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to the cumulative translation adjustment account in the consolidated statements of shareholders’ equity (deficit).

The effects of revaluing assets and liabilities that are denominated in currencies other than an entity’s functional currency are charged to other income/expense in the Company’s consolidated statement of operations. Accordingly, the Company enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than an entity’s functional currency. If all foreign currencies in the Company’s foreign exchange forward portfolio were to devalue 10% compared to the U.S. dollar, there would be an approximate $10 million unfavorable impact to the fair value of the forward contracts. This unfavorable change in fair value of the foreign exchange forward contracts would be offset by favorable FX revaluation gains in future earnings on underlying assets and liabilities denominated in currencies other than an entity’s functional currency. Additional information on the Company’s forward contracts can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Credit and Interest rate risk:

The Company’s interest rate risk management objective is to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing this objective.

The Company is exposed to interest rate risk as it relates to its floating rate $150 million 2008 Term Loan entered into on May 7, 2008. The Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations related to unrealized gains and losses are recorded into AOCI, while net interest payments are recorded in interest expense (income), net in the consolidated statements of operations. A hypothetical change of 100bps in the LIBOR would result in an approximate $3 million change to the fair value of these interest rate swaps which would be recognized over the swaps remaining contractual term. Additional information on this interest rate swap is disclosed in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Additionally, the Company is exposed to interest rate risk on its various outstanding fixed rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company entered into interest rate swaps with a total notional amount of $300 million in the fourth quarter of 2010 to convert the fixed rate of interest on its $300 million Series 2005-1 Notes to a floating interest rate based on the 3 month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the Series 2005-1 Notes, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100bps in the LIBOR would result in an approximate $14 million change to the fair value of these interest rate swaps. Additional information on this interest rate swap is disclosed in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Moody’s aggregate cash and cash equivalents of $659.6 million at December 31, 2010 consisted of approximately $438 million located outside the U.S. Moody’s cash equivalents consist of investments in high-quality investment-grade securities within and outside the U.S. with maturities of three months or less when purchased. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper and by limiting the amount it can invest with any single issuer. Short-term investments primarily consist of certificates of deposit and high quality investment-grade corporate bonds in Korea.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations and from financing activities. The Company had net repayments on short-term borrowings of $443.6 million during 2010 and issued $496.9 million in long-term debt as more fully discussed below.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,			Year Ended December 31,
	2010	2009	$ Change Favorable (unfavorable)	2009	2008	$ Change Favorable (unfavorable)
Net cash provided by operating activities	$653.3	$643.8	$9.5	$643.8	$539.7	$104.1
Net cash used in investing activities	$(228.8)	$(93.8)	$(135.0)	$(93.8)	$(319.3)	$225.5
Net cash used in financing activities	$(241.3)	$(348.8)	$107.5	$(348.8)	$(349.8)	$1.0

MOODY’S 2010 10-K	47

Net cash provided by operating activities

Year ended December 31, 2010 compared to the year ended December 31, 2009:

The $9.5 million increase in net cash flows provided by operating activities resulted from an increase in net income of $106.3 million, which was partially offset by the following:

•

A $27.1 million reduction in cash flow related to a non-cash benefit from deferred income taxes primarily related to basis differences on non-U.S. earnings that are permanently reinvested as well as accruals for legal and litigation-related costs;

•

A $39.5 million reduction in cash flow due to changes in year-to-date accounts receivable balances from December 31, 2008 to December 31, 2009 compared to the same periods in 2010. The higher accounts receivable balances in 2010 reflect stronger fundamental ratings issuance in the fourth quarter of 2010 as compared to the same period in 2009 as well as timing of billings for certain software maintenance fees within the MA segment;

•

An approximate $108 million reduction in cash flows reflecting higher prepaid tax balances in 2010, which are included in other current assets, resulting from higher than anticipated estimated tax payments in excess of required amounts;

•	A $51.8 million increase in cash flows from UTBs primarily related to a $51 million payment in 2009 for the settlement of a tax audit for the 2001-2007 tax years;

•

An approximate $29 million increase in cash flows reflecting higher incentive compensation accruals as compared to the prior year, which are included in accounts payable and accrued liabilities. This increase reflects greater achievement against targeted results in 2010 compared to achievement against targeted results in the prior year and an accrual for a profit sharing contribution based on the Company’s diluted EPS growth over 2009.

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

In addition to the non-cash items discussed above and a decrease in net income of $54.5 million, the $104.1 million increase in net cash flows provided by operating activities was also impacted by the following changes in assets and liabilities:

•

A $168.8 million increase attributed to a reduction in 2009 payments of accounts payable and accrued liabilities primarily reflecting lower 2008 incentive compensation payouts made in the first quarter of 2009 due to weaker financial performance compared to targets in 2008 compared to 2007 as well as lower accrued taxes resulting primarily from the decrease in pre-tax income;

•

A $32.4 million increase relating to the $17.5 million restructuring charge taken in 2009, of which $5 million had not been paid at December 31, 2009, coupled with lower restructuring payments in 2009 compared to 2008 attributable to the 2007 Restructuring Plan;

•	A $78.4 million increase due to a reduction in other current assets primarily related to prepaid taxes which were used for 2009 estimated income tax payments;

•	An increase in the growth of deferred rent of approximately $15 million due primarily to a free rent period associated with the Canary Wharf lease;

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

48	MOODY’S 2010 10-K

Net cash used in investing activities

Year ended December 31, 2010 compared to the year ended December 31, 2009:

Net cash used in investing activities in 2010 increased $135.0 million compared to the prior year period and reflected payments made, net of cash acquired, for the acquisition of CSI in the fourth quarter of 2010 of $148.6 million. The $11.7 million reduction in capital expenditures compared to 2009 reflects less costs relating to the build-out the Canary Wharf leased facility in London, England in the current year as the project nears completion partially offset by higher cash outlays relating to the Company’s continued investment in IT infrastructure.

Year ended December 31, 2009 compared to the year ended December 31, 2008:

The $225.5 million decrease in net cash used in investing activities was primarily attributed to:

•	A $240.5 million decrease in net cash used resulting from the 2008 acquisitions of Fermat, BQuotes, Financial Projections Limited and Enb Consulting.

Net cash used in financing activities

Year ended December 31, 2010 compared to the year ended December 31, 2009:

The $107.5 million decrease in cash used in financing activities was primarily attributed to:

•	Proceeds received of $496.9 million relating to the issuance of the 2010 Senior Notes in August 2010;

Partially offset by:

•	A $223.6 million increase in treasury shares repurchased. There were no share repurchases in 2009 as the Company instead utilized its operating cash flow to repay outstanding borrowings;

•	A $169.6 million increase in net repayments in short-term borrowings under the Company’s CP program and revolving credit facility.

Year ended December 31, 2009 compared to the year ended December 31, 2008:

The $1.0 million decrease in net cash flows used in financing activities was primarily attributed to:

•	A $592.9 million decrease in treasury shares repurchased in 2009 compared to 2008. The Company did not repurchase any shares during 2009;

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in a manner consistent with maintaining sufficient liquidity. In December of 2010 the Board of Directors of the Company declared a quarterly dividend of $0.115 per share of Moody’s common stock, payable on March 10, 2011 to shareholders of record at the close of business on February 20, 2011. This is an increase from $0.105 per share of Moody’s common stock paid in each of the preceding four quarters. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company intends to repurchase shares at modest levels in 2011 subject to available cash flow and other capital allocation decisions. As of December 31, 2010, Moody’s had $1.2 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

During the third quarter of 2010, the Company issued $500 million of 2010 Senior Notes due in September 2020, the proceeds of which were or will be used for general corporate purposes, including the redemption and repayment of short-term or long-term borrowings; working capital needs; capital expenditures; acquisitions of or investments in businesses or assets; and purchases of the Company’s common stock under its authorized stock repurchase program. At December 31, 2010, Moody’s had $1.2 billion of outstanding debt with $1 billion of additional capacity available. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

MOODY’S 2010 10-K	49

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

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of approximately 21 years with a total of 20 years of renewal options. The total base rent of the 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of December 31, 2010, including the aforementioned rent credits, are approximately $558 million, of which approximately $27 million will be paid during the year ended December 31, 2011.

During the year ended December 31, 2011, the Company anticipates making contributions of $13.6 million to its funded pension plan, $8.9 million to its unfunded pension plan and $0.6 million to its other-post retirement plans.

Indebtedness

The following table summarizes total indebtedness:

	December 31,

	2010	2009
2007 Facility	$—	$—
Commercial paper, net of unamortized discount of $0.1 million at 2009	—	443.7
Notes payable:
Series 2005-1 Notes due 2015, net of fair value of interest rate swap of $3.7 million in 2010	296.3	300.0
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, net of unamortized discount of $3.0 million at 2010, due 2020	497.0	—
2008 Term Loan, various payments through 2013	146.3	150.0

Total Debt	1,239.6	1,193.7
Current portion	(11.3)	(447.5)

Total long-term debt	$1,228.3	$746.2

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

50	MOODY’S 2010 10-K

issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.3% as of December 31, 2009. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On August 19, 2010, the Company issued $500 million aggregate principal amount of senior unsecured notes in a public offering. The 2010 Senior Notes bear interest at a fixed rate of 5.50% and mature on September 1, 2020. Interest on the 2010 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2011. The Company may prepay the 2010 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the Indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

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

MOODY’S 2010 10-K	51

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

	2008 Term Loan	Series 2005-1 Notes	Total
Year Ending December 31,
2011	$11.3	$—	$11.3
2012	71.2	—	71.2
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0

Total	$146.3	$300.0	$446.3

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which will convert the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate. Also, on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Both of these interest rate swaps are more fully discussed in Note 5 to the consolidated financial statements.

INTEREST (EXPENSE) INCOME, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
Income	$3.1	$2.5	$18.1
Expense on borrowings	(52.2)	(45.5)	(60.0)
UTBs and other tax related interest	(7.7)	1.6	(13.7)
Legacy Tax (a)	2.5	6.5	2.3
Interest capitalized	1.8	1.5	1.1

Total	$(52.5)	$(33.4)	$(52.2)

Interest paid	$44.0	$46.1	$59.5

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 17 to the consolidated financial statements.

Net interest expense of $33.4 million in 2009 reflects a reduction of approximately $12 million related to tax and tax-related liabilities.

At December 31, 2010, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost net of the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$296.3	$310.6	$300.0	$291.1
Series 2007-1 Notes	300.0	321.3	300.0	298.6
2010 Senior Notes	497.0	492.1	—	—
2008 Term Loan	146.3	146.3	150.0	150.0

Total	$1,239.6	$1,270.3	$750.0	$739.7

The fair value of the Company’s 2010 Senior Notes is based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows based on prevailing interest rates available to the Company for borrowings with similar maturities.

52	MOODY’S 2010 10-K

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At December 31, 2010, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2010:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$1,713.7	$73.8	$253.5	$412.5	$973.9
Operating lease obligations	864.0	58.7	122.4	107.2	575.7
Purchase obligations	100.3	50.8	44.5	5.0	—
Acquisition costs (2)	2.5	—	—	—	2.5
Pension obligations (3)	86.6	23.2	6.4	8.5	48.5

Total(4)	$2,767.1	$206.5	$426.8	$533.2	$1,600.6

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 14 to the consolidated financial statements.

(2)	Reflects a $2.5 million contingent cash payment related to the November 18, 2010, acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016.

(3)	Reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded Post-Retirement Benefit Plans described in Note 11 to the consolidated financial statements

(4)	The table above does not include the Company’s net long-term tax liabilities of $238.8 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

2011 OUTLOOK

Moody’s outlook for 2011 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the eventual withdrawal of government-sponsored economic stabilization initiatives. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ materially from the current outlook. The Company’s guidance assumes foreign currency translation at end-of-year exchange rates.

For Moody’s overall, the Company expects full-year 2011 revenue to increase in the high-single-digit percent range. Full-year 2011 expenses are expected to increase in the mid- to high-single-digit percent range. Full-year 2011 operating margin is projected between 38% and 40% and the effective tax rate is expected to be approximately 36 percent. Share repurchase is expected to continue at modest levels in 2011 subject to available cash flow and other capital allocation decisions. The Company expects diluted earnings per share for full-year 2011 in the range of $2.12 to $2.22.

For the global MIS business, revenue for full-year 2011 is expected to increase in the mid- to high-single-digit percent range. Within the U.S., MIS revenue is expected to increase in the mid-single-digit percent range, while non-U.S. revenue is expected to increase in the low-double-digit percent range. Corporate finance revenue is projected to increase in the high-single- to low-double-digit percent range. Structured finance revenue is expected to remain about flat. Revenue from financial institutions is expected to grow in the mid-single-digit percent range, while public, project and infrastructure finance revenue is projected to increase in the low-double-digit percent range.

For Moody’s Analytics, full-year 2011 revenue is expected to increase in the high-single- to low-double-digit percent range. Revenue growth is expected in the mid-single-digit percent range for research, data and analytics and in the low- to mid-single-digit percent range for risk management software. Professional services revenue is projected to more than double, primarily reflecting additional revenue from the acquisition of CSI Global Education. MA revenue is expected to increase in the high-single-digit percent range in the U.S. and in the low-double-digit percent range outside the U.S.

MOODY’S 2010 10-K	53

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has adopted the provisions of this ASU as of January 1, 2010 for all new disclosure requirements except for the aforementioned requirements regarding Level 3 fair-value measurements, for which the Company will adopt that portion of the ASU on January 1, 2011. The portion of this ASU that was adopted on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the implementation of the remaining portion of this ASU to have a material impact on its consolidated financial statements.

Not yet adopted

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice regarding proforma disclosures for revenue and earnings of the acquired entity. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective for fiscal years beginning on or after December 15, 2010. The Company will conform to the disclosure requirements set forth in this ASU for any future material business combinations.

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

54	MOODY’S 2010 10-K

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

Moody’s Analytics is cooperating with an investigation by the SEC concerning services provided by that unit to certain financial institutions in connection with the valuations used by those institutions with respect to certain financial instruments held by such institutions.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve the pending matters referred to above progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the inherent

MOODY’S 2010 10-K	55

uncertainties involved in these matters, the large or indeterminate damages sought in some of them and the novel theories of law asserted, an estimate of the range of possible losses cannot be made at this time. For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2010, Moody’s has recorded liabilities for Legacy Tax Matters totaling $59.3 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. As of December 31, 2010, Moody’s liability with respect to this matter totaled $57.3 million. In 2008, as part of this matter and due to a statue of limitations expiration, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million relating to amounts due to New D&B.

In 2005, settlement agreements were executed with the IRS with respect to certain Legacy Tax Matters related to the years 1989-1990 and 1993-1996. With respect to these settlements, Moody’s and New D&B believed that IMS Health and NMR did not pay their full share of the liability to the IRS under the terms of the applicable separation agreements between the parties. Moody’s and New D&B subsequently paid these amounts to the IRS and commenced arbitration proceedings against IMS Health and NMR to resolve this dispute. This resulted in settlement payments to Moody’s of $6.7 million in 2008 ($6.1 million as a reduction of interest expense and $0.6 million as a reduction of selling, general and administrative expense) and $10.8 million ($6.5 million as a reduction of interest expense and $4.3 million as a reduction of tax expense) in 2009. The aforementioned settlement payments resulted in net income benefits of $4 million and $8.2 million in 2008 and 2009, respectively. The Company continues to carry a $2 million liability for this matter.

In 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In 2007, New D&B and Moody’s requested a return of that deposit. The IRS applied a portion of our deposit in satisfaction of an assessed deficiency and returned the balance to the Company. Moody’s subsequently pursued a refund for a portion of the outstanding amount. In May 2010, the IRS refunded $5.2 million to us for the 1997 tax year, which included interest of approximately $2.5 million resulting in an after-tax benefit of $4.6 million.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “2011 Outlook” and

56	MOODY’S 2010 10-K

“Contingencies” under Item 7. “MD&A”, commencing on page 28 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward- looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as a nationally recognized statistical rating organization and the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K, elsewhere in this Form 10-K and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on page 46-47 of this annual report on Form 10-K.

MOODY’S 2010 10-K	57

ITEM 8.	FINANCIAL STATEMENTS

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

58	MOODY’S 2010 10-K

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

Chairman and Chief Executive Officer

/s/ LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 25, 2011

MOODY’S 2010 10-K	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moody’s Corporation:

We have audited the accompanying consolidated balance sheets of Moody’s Corporation (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and shareholders’ deficit, for each of the years in the three-year period ended December 31, 2010. We also have audited Moody’s Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moody’s Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody’s Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Moody’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

New York, New York

February 25, 2011

60	MOODY’S 2010 10-K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Year Ended December 31,

	2010	2009	2008
Revenue	$2,032.0	$1,797.2	$1,755.4

Expenses
Operating	604.8	532.4	493.3
Selling, general and administrative	588.0	495.7	441.3
Restructuring	0.1	17.5	(2.5)
Depreciation and amortization	66.3	64.1	75.1

Total expenses	1,259.2	1,109.7	1,007.2

Operating income	772.8	687.5	748.2

Interest income (expense), net	(52.5)	(33.4)	(52.2)
Other non-operating income (expense), net	(5.9)	(7.9)	33.8

Non-operating income (expense), net	(58.4)	(41.3)	(18.4)

Income before provision for income taxes	714.4	646.2	729.8
Provision for income taxes	201.0	239.1	268.2

Net income	513.4	407.1	461.6
Less: Net income attributable to noncontrolling interests	5.6	5.1	4.0

Net income attributable to Moody’s	$507.8	$402.0	$457.6

Earnings per share
Basic	$2.16	$1.70	$1.89

Diluted	$2.15	$1.69	$1.87

Weighted average shares outstanding
Basic	235.0	236.1	242.4

Diluted	236.6	237.8	245.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2010 10-K	61

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$659.6	$473.9
Short-term investments	12.7	10.0
Accounts receivable, net of allowances of $33.0 in 2010 and $24.6 in 2009	497.5	444.9
Deferred tax assets, net	45.3	32.3
Other current assets	127.9	51.8

Total current assets	1,343.0	1,012.9
Property and equipment, net	319.3	293.0
Goodwill	465.5	349.2
Intangible assets, net	168.8	104.9
Deferred tax assets, net	187.9	192.6
Other assets	55.8	50.7

Total assets	$2,540.3	$2,003.3

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$414.4	$317.2
Commercial paper	—	443.7
Current portion of long-term debt	11.3	3.8
Deferred revenue	508.1	471.3

Total current liabilities	933.8	1,236.0
Non-current portion of deferred revenue	96.6	103.8
Long-term debt	1,228.3	746.2
Deferred tax liabilities, net	36.9	31.4
Unrecognized tax benefits	180.8	164.2
Other liabilities	362.3	317.8

Total liabilities	2,838.7	2,599.4

Commitments and contingencies (Notes 16 and 17)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2010 and 2009	3.4	3.4
Capital surplus	391.5	391.1
Retained earnings	3,736.2	3,329.0
Treasury stock, at cost; 112,116,581 and 106,044,833 shares of common stock at December 31, 2010 and 2009, respectively	(4,407.3)	(4,288.5)
Accumulated other comprehensive loss	(33.4)	(41.2)

Total Moody’s shareholders’ deficit	(309.6)	(606.2)
Noncontrolling interests	11.2	10.1

Total shareholders’ deficit	(298.4)	(596.1)

Total liabilities and shareholders’ deficit	$2,540.3	$2,003.3

The accompanying notes are an integral part of the consolidated financial statements.

62	MOODY’S 2010 10-K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN MILLIONS)

	Year Ended December 31,

	2010	2009	2008
Cash flows from operating activities
Net income	$513.4	$407.1	$461.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	66.3	64.1	75.1
Stock-based compensation expense	56.6	57.4	63.2
Deferred income taxes	(10.6)	16.5	(17.3)
Excess tax benefits from settlement of stock-based compensation awards	(7.0)	(5.0)	(7.5)
Legacy Tax Matters	—	—	(7.8)
Changes in assets and liabilities:
Accounts receivable	(54.4)	(14.9)	26.2
Other current assets	(73.5)	55.3	(23.1)
Other assets	3.7	(7.4)	26.0
Accounts payable and accrued liabilities	83.5	50.4	(118.4)
Restructuring liability	(5.2)	2.6	(29.8)
Deferred revenue	19.6	17.9	9.0
Unrecognized tax benefits and other non-current tax liabilities	30.8	(21.0)	30.8
Deferred rent	12.0	21.1	6.6
Other liabilities	18.1	(0.3)	45.1

Net cash provided by operating activities	653.3	643.8	539.7

Cash flows from investing activities
Capital additions	(79.0)	(90.7)	(84.4)
Purchases of short-term investments	(26.2)	(17.6)	(10.3)
Sales and maturities of short-term investments	25.0	15.4	15.9
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(148.6)	(0.9)	(241.4)
Insurance recovery	—	—	0.9

Net cash used in investing activities	(228.8)	(93.8)	(319.3)

Cash flows from financing activities
Borrowings under revolving credit facilities	250.0	2,412.0	4,266.2
Repayments of borrowings under revolving credit facilities	(250.0)	(3,025.0)	(3,653.2)
Issuance of commercial paper	2,232.8	11,075.5	11,522.7
Repayment of commercial paper	(2,676.4)	(10,736.5)	(11,969.4)
Issuance of notes	496.9	—	150.0
Repayment of notes	(3.8)	—	—
Net proceeds from stock plans	34.7	19.8	23.5
Excess tax benefits from settlement of stock-based compensation awards	7.0	5.0	7.5
Cost of treasury shares repurchased	(223.6)	—	(592.9)
Payment of dividends to MCO shareholders	(98.6)	(94.5)	(96.8)
Payment of dividends to noncontrolling interests	(4.8)	(3.7)	(5.0)
Payments under capital lease obligations	(1.2)	(1.4)	(1.7)
Debt issuance costs and related fees	(4.3)	—	(0.7)

Net cash used in financing activities	(241.3)	(348.8)	(349.8)
Effect of exchange rate changes on cash and cash equivalents	2.5	26.8	(51.0)

Increase (decrease) in cash and cash equivalents	185.7	228.0	(180.4)
Cash and cash equivalents, beginning of the period	473.9	245.9	426.3

Cash and cash equivalents, end of the period	$659.6	$473.9	$245.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2010 10-K	63

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN MILLIONS)

	Shareholders’ of Moody’s Corporation										Comprehensive income (Loss)
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)	Shareholders’ of Moody’s Corporation	Non-Controlling Interests	Total Comprehensive Income (Loss)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2007	342.9	$3.4	$387.9	$2,661.1	(91.5)	$(3,851.6)	$15.6	$(783.6)	$11.7	$(771.9)

Net Income				457.6				457.6	4.0	461.6	$457.6	$4.0	$461.6
Dividends				(95.5)				(95.5)	(5.0)	(100.5)
Stock-based compensation			63.5					63.5		63.5
Shares issued for stock-based compensation plans, net			(59.3)		1.9	82.9		23.6		23.6
Net tax excess tax benefit upon settlement of stock-based compensation awards			0.6					0.6		0.6
Treasury shares repurchased					(18.2)	(592.9)		(592.9)		(592.9)
Currency translation adjustment (net of tax of $12.1 million)							(37.8)	(37.8)	(2.4)	(40.2)	(37.8)	(2.4)	(40.2)
Net actuarial losses and prior service costs (net of tax of $18.0 million)							(26.7)	(26.7)		(26.7)	(26.7)		(26.7)
Amortization and recognition of prior service cost and actuarial losses (net of tax of $0.8 million)							0.9	0.9		0.9	0.9		0.9
Net unrealized loss on cash flow hedges (net of tax of $2.1 million)							(4.1)	(4.1)		(4.1)	(4.1)		(4.1)

Comprehensive income											$389.9	$1.6	$391.5

Balance at December 31, 2008	342.9	$3.4	$392.7	$3,023.2	(107.8)	$(4,361.6)	$(52.1)	$(994.4)	$8.3	$(986.1)

The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

64	MOODY’S 2010 10-K

Consolidated Statements of Shareholders’ Equity (Deficit) (continued)

(AMOUNTS IN MILLIONS)

	Shareholders’ of Moody’s Corporation										Comprehensive income (Loss)
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)	Shareholders’ of Moody’s Corporation	Non-Controlling Interests	Total Comprehensive Income (Loss)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2008	342.9	$3.4	$392.7	$3,023.2	(107.8)	$(4,361.6)	$(52.1)	$(994.4)	$8.3	$(986.1)

Net Income				402.0				402.0	5.1	407.1	$402.0	$5.1	$407.1
Dividends				(96.2)				(96.2)	(3.7)	(99.9)
Stock-based compensation			57.9					57.9		57.9
Shares issued for stock-based compensation plans, net			(53.4)		1.8	73.1		19.7		19.7
Net tax shortfalls upon settlement of stock-based compensation awards			(6.1)					(6.1)		(6.1)
Currency translation adjustment, (net of tax of $18.5 million)							22.2	22.2	0.4	22.6	22.2	0.4	22.6
Net actuarial gains and prior service cost, (net of tax of $8.9 million)							(10.4)	(10.4)		(10.4)	(10.4)		(10.4)
Amortization and recognition of prior service cost and actuarial losses, (net of tax of $0.4 million)							0.6	0.6		0.6	0.6		0.6
Net unrealized loss on cash flow hedges (net of tax of $1.5 million)							(1.5)	(1.5)		(1.5)	(1.5)		(1.5)

Comprehensive Income											$412.9	$5.5	$418.4

Balance at December 31, 2009	342.9	$3.4	$391.1	$3,329.0	(106.0)	$(4,288.5)	$(41.2)	$(606.2)	$10.1	$(596.1)

The accompanying notes are an integral part of the consolidated financial statements.

(Continued on next page)

MOODY’S 2010 10-K	65

Consolidated Statements of Shareholders’ Equity (Deficit) (continued)

(AMOUNTS IN MILLIONS)

	Shareholders’ of Moody’s Corporation										Comprehensive income (Loss)
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)	Shareholders’ of Moody’s Corporation	Non-Controlling Interests	Total Comprehensive Income (Loss)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2009	342.9	$3.4	$391.1	$3,329.0	(106.0)	$(4,288.5)	$(41.2)	$(606.2)	$10.1	$(596.1)

Net Income				507.8				507.8	5.6	513.4	$507.8	$5.6	$513.4
Dividends				(100.6)				(100.6)	(4.8)	(105.4)
Stock-based compensation			56.9					56.9		56.9
Shares issued for stock-based compensation plans, net			(70.2)		2.5	104.8		34.6		34.6
Net excess tax benefit upon settlement of stock-based compensation awards			13.7					13.7		13.7
Treasury shares repurchased					(8.6)	(223.6)		(223.6)		(223.6)
Currency translation adjustment, (net of tax of $11.7 million)							11.5	11.5	0.3	11.8	11.5	0.3	11.8
Net actuarial gains and prior service cost, (net of tax of $5.2 million)							(7.3)	(7.3)		(7.3)	(7.3)		(7.3)
Amortization and recognition of prior service cost and actuarial losses, (net of tax of $2.1 million)							2.9	2.9		2.9	2.9		2.9
Net unrealized gain on cash flow hedges (net of tax of $0.4 million)							0.7	0.7		0.7	0.7		0.7

Comprehensive Income											$515.6	$5.9	$521.5

Balance at December 31, 2010	342.9	$3.4	$391.5	$3,736.2	(112.1)	$(4,407.3)	$(33.4)	$(309.6)	$11.2	$(298.4)

The accompanying notes are an integral part of the consolidated financial statements.

66	MOODY’S 2010 10-K

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software and (iv) quantitative credit risk measures, credit portfolio management solutions, training, and financial credentialing and certification services. In 2007 and prior years, Moody’s operated in two reportable segments: Moody’s Investors Service and Moody’s KMV. Beginning in January 2008, Moody’s segments were changed to reflect the Reorganization announced in August 2007 and Moody’s now reports in two reportable segments: MIS and MA. As a result of the Reorganization, the rating agency remains in the MIS operating segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities are included within the Moody’s Analytics segment. The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. The MA segment develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, and specialized advisory, training, financial credentialing and certification services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies, and commentary on topical events.

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

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market mutual funds and high-grade commercial paper with maturities of three months or less when purchased. Interest income on cash and cash equivalents and short-term investments was $3.1 million, $2.5 million and $12.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs that do not extend the economic useful life of the related assets are charged to expense as incurred.

Research and Development Costs

All research and development costs are expensed as incurred. These costs primarily reflect the development of credit processing software and quantitative credit risk assessment products sold by the MA segment. These costs also reflect expenses for new quantitative research and business ideas that potentially warrant near-term investment within MIS or MA which could potentially result in commercial opportunities for the Company.

MOODY’S 2010 10-K	67

Research and development costs were $20.3 million, $14.3 million and $13.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in operating expenses within the Company’s consolidated statements of operations. These costs generally consist of professional services provided by third parties and compensation costs of employees.

Costs for internally developed computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs primarily relate to the development or enhancement of credit processing software and quantitative credit risk assessment products sold by the MA segment that will be licensed to customers and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. Judgment is required in determining when technological feasibility of a product is established and the Company believes that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. Accordingly, costs for internally developed computer software that will be sold, leased or otherwise marketed that were eligible for capitalization under Topic 985 of the ASC as well as the related amortization expense related to such costs were immaterial for the years ended December 31, 2010, 2009 and 2008.

Computer Software Developed or Obtained for Internal Use

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

Rent Expense

The Company records rent expense on a straight-line basis over the life of the lease. In cases where there is a free rent period or future fixed rent escalations the Company will record a deferred rent liability. Additionally, the receipt of any lease incentives will be recorded as a deferred rent liability which will be amortized over the lease term as a reduction of rent expense.

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

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange rates and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The changes in the value of derivatives that qualify as fair value hedges are recorded currently into earnings. Changes in the derivative’s fair value that qualify as cash flow hedges are recorded as other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to earnings in the same period or periods during which the hedged transaction affects income.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and accepted by the customer when applicable, fees are determinable and the collection of resulting receivables is considered probable.

68	MOODY’S 2010 10-K

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

For 2010 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on its relative selling price which is determined based on its vendor specific objective evidence if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

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

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately. In instances where the Company is not able to establish VSOE for all deliverables in a multiple element arrangement, which may be due to the Company infrequently selling each element separately, not selling products within a reasonably narrow price range, or only having a limited sales history, the Company attempts to establish TPE for deliverables. The Company determines whether TPE exists by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. However, due to the difficulty in obtaining third party pricing, possible differences in the Company’s market strategy from that of its peers and the potential that products and services offered by the Company may contain a significant level of differentiation and/or customization such that the comparable pricing of products with similar functionality cannot be obtained, the Company generally is unable to reliably determine TPE. Based on the selling price hierarchy established by ASU 2009-13, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to its pricing practices such as costs and margin objectives, standalone sales prices of similar products, percentage of the fee charged for a primary product or service relative to a related product or service, and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The Company reviews its determination of VSOE, TPE and ESP on an annual basis or more frequently as needed.

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which ranged from two to 51 years at December 31, 2010. At December 31, 2010, 2009 and 2008, deferred revenue related to these securities was approximately $76 million, $78 million and $82 million, respectively.

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

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2010,

MOODY’S 2010 10-K	69

2009 and 2008, accounts receivable included approximately $25 million, $27 million and $34 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings.

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

Accounts Receivable Allowances

Moody’s records an allowance for estimated future adjustments to customer billings as a reduction of revenue, based on historical experience and current conditions. Such amounts are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Billing adjustments and uncollectible account write-offs are recorded against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances.

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

70	MOODY’S 2010 10-K

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial losses and net prior service costs related to pension and other post-retirement plans and impacts related to derivative instruments designated as cash flow hedges. Accumulated other comprehensive (loss) income is primarily comprised of:

	December 31,

(in millions)	2010	2009
Currency translation adjustments, net of tax	$23.6	$12.1
Net actuarial losses and net prior service costs related to Post-Retirement Plans, net of tax	(51.4)	(47.0)
Realized and unrealized losses on cash flow hedges, net of tax	(5.6)	(6.3)

Total accumulated other comprehensive loss	$(33.4)	$(41.2)

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

The Company classifies interest related to unrecognized tax benefits in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. For UTPs the Company first determines whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

For certain of its non-U.S. subsidiaries, the Company has deemed a portion of its undistributed earnings relating to these subsidiaries to be indefinitely reinvested within its foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables, payables and short-term borrowings, all of which are short-term in nature and, accordingly, approximate fair value. Additionally, the Company invests in short-term investments that are carried at cost, which approximates fair value due to their short-term maturities. The Company also has long-term debt which is described in detail in Note 14. Also, the Company uses derivative instruments, as further described in Note 5, to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value on the Company’s consolidated balance sheets.

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

MOODY’S 2010 10-K	71

Refer to Note 5 and Note 11 for specific valuation methodologies related to the Company’s derivative instruments and pension assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade receivables.

Cash equivalents consist of investments in high quality investment-grade securities within and outside the U.S. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper. Short-term investments primarily consist of certificates of deposit and high-grade corporate bonds in Korea as of December 31, 2010 and 2009. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer. No customer accounted for 10% or more of accounts receivable at December 31, 2010 or 2009.

Earnings per Share of Common Stock

Basic EPS is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the reporting period.

Pension and Other Post-Retirement Benefits

Moody’s maintains various noncontributory DBPPs as well as other contributory and noncontributory retirement and post-retirement plans. The expense and assets/liabilities that the Company reports for its pension and other post-retirement benefits are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions represent the Company’s best estimates and may vary by plan. The differences between the assumptions for the expected long-term rate of return on plan assets and actual experience is spread over a five-year period to the market related value of plan assets which is used in determining the expected return on assets component of annual pension expense. All other actuarial gains and losses are generally deferred and amortized over the estimated average future working life of active plan participants.

The Company recognizes, as an asset or liability in its statement of financial position, the funded status of its defined benefit post-retirement plans, measured on a plan-by-plan basis. Changes in the funded status are recorded as part of other comprehensive income during the period the changes occur.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation of long-lived and intangible assets, goodwill, pension and other post-retirement benefits, stock-based compensation, and depreciation and amortization rates for property and equipment and computer software.

The financial market volatility and poor economic conditions beginning in the third quarter of 2007 and continuing into 2010, both in the U.S. and in many other countries where the Company operates, have impacted and will continue to impact Moody’s business. If such conditions were to recur they could have a material impact to the Company’s significant accounting estimates discussed above, in particular those around accounts receivable allowances, valuations of investments in affiliates, goodwill and other acquired intangible assets, and pension and other post-retirement benefits.

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

72	MOODY’S 2010 10-K

of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence of selling price if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The Company has elected to early adopt ASU 2009-13 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010. The early adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. Further information on the early adoption of this standard is set forth in this note above, under “Revenue Recognition”.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has adopted the provisions of this ASU as of January 1, 2010 for all new disclosure requirements except for the aforementioned requirements regarding Level 3 fair-value measurements, for which the Company will adopt that portion of the ASU on January 1, 2011. The portion of this ASU that was adopted on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company does not expect the implementation of the remaining portion of this ASU to have a material impact on its consolidated financial statements.

Not yet adopted

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice regarding proforma disclosures for revenue and earnings of the acquired entity. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective for fiscal years beginning on or after December 15, 2010. The Company will conform to the disclosure requirements set forth in this ASU for any future material business combinations.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NOTE 3	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,

	2010	2009	2008
Basic	235.0	236.1	242.4
Dilutive effect of shares issuable under stock-based compensation plans	1.6	1.7	2.9

Diluted	236.6	237.8	245.3

Antidilutive options to purchase common shares and restricted stock excluded from the table above	15.5	15.6	11.3

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2010, 2009 and 2008. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 4	SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for use in the Company’s operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one to six months and one to three months as of December 31, 2010 and 2009, respectively. Interest and dividends are recorded into income when earned.

MOODY’S 2010 10-K	73

NOTE 5	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to global market risks, including risks from changes in FX rates and changes in interest rates. Accordingly, the Company uses derivatives in certain instances to manage the aforementioned financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for speculative purposes.

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. As a result, the fair value of the swaps and changes in the fair value of the underlying debt are reported in other liabilities and as a reduction of the carrying amount of the Series 2005-1 Notes, respectively, at December 31, 2010. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest income (expense), net in the Company’s consolidated statement of operations. The net interest income recognized in interest income (expense), net on these swaps was immaterial in 2010.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150.0 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 14. These interest rate swaps are designated as cash flow hedges.

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than an entity’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the entity’s functional currency. The notional principal of foreign exchange forwards to purchase U.S. dollars with foreign currencies was approximately $17 million at December 31, 2010. The notional principal of foreign exchange forwards to sell U.S. dollars for foreign currencies was approximately $96 million at December 31, 2010 and approximately $66 million at December 31, 2009. The notional principal amounts of foreign exchange forwards to purchase euros with other foreign currencies was approximately 11 million euros at December 31, 2010 and approximately 10 million euros at December 31, 2009. The net gains (losses) on these instruments recognized in other non-operating income (expense), net in the Company’s consolidated statements of operations was $(3.0) million and $3.0 million in 2010 and 2009, respectively.

The Company engaged in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts were utilized to hedge exposures related to changes in FX rates. As of December 31, 2010, all FX options and forward exchange contracts have matured. The hedging program mainly utilized FX options. The FX options and forward exchange contracts were designated as cash flow hedges.

The following table summarizes the notional amounts of the Company’s outstanding FX options:

	December 31,

	2010	2009
Notional amount of Currency Pair:
GBP/USD	£—	£5.0
EUR/USD	€—	€9.9
EUR/GBP	€—	€21.0

The tables below show the classification between assets and liabilities on the Company’s consolidated balance sheets of the fair value of derivative instruments as well as information on gains/(losses) on those instruments:

	Fair Value of Derivative Instruments
	Asset		Liability

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Derivatives designated as accounting hedges:
FX options	$—	$1.2	$—	$—
Interest rate swaps	—	—	12.2	7.6

Total derivatives designated as accounting hedges	—	1.2	12.2	7.6
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	2.0	0.3	0.7	1.0

Total	$2.0	$1.5	$12.9	$8.6

74	MOODY’S 2010 10-K

The fair value of the interest rate swaps is included in other liabilities in the consolidated balance sheets at December 31, 2010 and December 31, 2009. The fair value of the FX forwards is included in other current assets and accounts payable and accrued liabilities, respectively, in the consolidated balance sheets at December 31, 2010 and 2009. All of the above derivative instruments are valued using Level 2 inputs as defined in Topic 820 of the ASC as more fully discussed in Note 2. In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,

	2010	2009		2010	2009		2010	2009
FX options	$—	$(1.5)	Revenue	$(1.0)	$2.0	Revenue	$—	$(0.1)
Interest rate swaps	(3.1)	(0.7)	Interest expense	(2.8)	(2.6)	N/A	—	—

Total	$(3.1)	$(2.2)		$(3.8)	$(0.6)		$—	$(0.1)

All gains and losses on derivatives designated as cash flow hedges for accounting purposes are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for the FX options and into Interest income (expense), net for the interest rate swaps) as the underlying transaction is recognized. The existing realized losses as of December 31, 2010 expected to be reclassified to earnings in the next twelve months is immaterial.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax

	December 31, 2010	December 31, 2009
FX options	$(0.2)	$(1.2)
Interest rate swaps	(5.4)	(5.1)

Total	$(5.6)	$(6.3)

NOTE 6	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,

	2010	2009
Office and computer equipment (3 – 20 year estimated useful life)	$92.2	$99.2
Office furniture and fixtures (5 – 10 year estimated useful life)	40.2	37.4
Internal-use computer software (3 – 8 year estimated useful life)	199.1	145.9
Leasehold improvements (5 – 20 year estimated useful life)	188.6	175.3

Total property and equipment, at cost	520.1	457.8
Less: accumulated depreciation and amortization	(200.8)	(164.8)

Total property and equipment, net	$319.3	$293.0

MOODY’S 2010 10-K	75

Depreciation and amortization expense related to the above assets was $49.9 million, $47.7 million and $46.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7	ACQUISITIONS

All of the acquisitions described below were accounted for using the purchase method of accounting whereby the purchase price is allocated first to the net assets of the acquired entity based on the fair value of its net assets. Any excess of the purchase price over the fair value of the net assets acquired is recorded to goodwill. These acquisitions are discussed below in more detail.

CSI Global Education, Inc.

On November 18, 2010, a subsidiary of the Company acquired CSI Global Education, Inc., Canada’s leading provider of financial learning, credentials, and certification. CSI will operate within MA, strengthening the Company’s capabilities for delivering credit and other financial training programs to financial institutions worldwide and bolsters Moody’s efforts to serve as an essential resource to financial market participants.

The aggregate purchase price was $151.4 million in net cash payments to the sellers. There is a 2.5 million Canadian dollar contingent cash payment which is dependent upon the achievement of a certain contractual milestone by January 2016. The Company has recognized the fair value of the contingent payment of $2.0 million as a long-term liability at the acquisition date using a discounted cash flow methodology which assumes that the entire 2.5 million Canadian dollar payment will be made by January 2016. This methodology is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Subsequent fair value changes, which will be measured quarterly, up to the ultimate amount paid, will be recognized in earnings. The purchase price was funded with cash on hand.

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed, at the date of acquisition:

Current assets		$5.1
Property and equipment, net		0.8
Intangible assets:
Trade name (30 year weighted average life)	$9.0
Client relationships (21 year weighted average life)	63.1
Trade secret (13 year weighted average life)	5.8

Total intangible assets (21 year weighted average life)		77.9
Goodwill		104.6
Liabilities assumed		(37.0)

Net assets acquired		$151.4

Current assets include acquired cash of approximately $2.8 million. The acquired goodwill, which has been assigned to the MA segment, will not be amortized and will not be deductible for tax. As of December 31, 2010, CSI operates as its own reporting unit and thus goodwill associated with the acquisition of CSI is all part of that reporting unit within the MA segment. CSI will remain a separate reporting unit until MA management completes its evaluation as to how the acquired entity will be integrated into the MA segment.

The amount of revenue and expenses included in the Company’s consolidated statement of operations from the acquisition date through December 31, 2010 was not material. The near term impact to operations and cash flow from this acquisition is not expected to be material to the Company’s consolidated financial statements.

Enb Consulting Ltd.

In December 2008, a subsidiary of the Company acquired Enb Consulting Ltd., a provider of credit and capital markets training services. The purchase price was not material and the impact to operations and cash flow is not material. Enb is part of the MA segment.

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

76	MOODY’S 2010 10-K

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed, at the date of acquisition:

Current assets		$53.9
Property and equipment, net		1.6
Intangible assets:
Software (9.0 year weighted average life)	$43.0
Client relationships (16.0 year weighted average life)	12.1
Other intangibles (1.8 year weighted average life)	2.6

Total intangible assets		57.7
In-process technology		4.5
Goodwill		125.0
Liabilities assumed		(31.7)

Net assets acquired		$211.0

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

BQuotes, Inc.

In January 2008, a subsidiary of the Company acquired BQuotes, Inc., a global provider of price discovery tools and end-of-day pricing services for a wide range of fixed income securities, which was part of the MA segment. The purchase price was not material and the impact to operations and cash flow was not material.

Financial Projections Ltd.

In January 2008, a subsidiary of the Company acquired Financial Projections Ltd., a leading provider of in-house credit training services, with long-standing relationships among European banks. The purchase price was not material and the impact to operations and cash flow is not material. Financial Projections is part of the MA segment.

NOTE 8	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill:

	Year Ended December 31,

	2010			2009

	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$11.1	$338.1	$349.2	$10.6	$327.4	$338.0
Additions/adjustments	—	104.6	104.6	(0.3)	5.0	4.7
Foreign currency translation adjustments	0.3	11.4	11.7	0.8	5.7	6.5

Ending balance	$11.4	$454.1	$465.5	$11.1	$338.1	$349.2

The additions/adjustments during 2010 for the MA segment in the table above relate to the acquisition of CSI further described in Note 7 above.

The additions/adjustments during 2009 for the MA segment in the table above primarily relate to adjustments made to the purchase accounting associated with the December 2008 acquisition further described in Note 7 above.

MOODY’S 2010 10-K	77

Acquired Intangible assets consisted of:

	December 31,

	2010	2009
Customer relationships	$145.1	$80.6
Accumulated amortization	(49.2)	(42.8)

Net customer lists	95.9	37.8

Trade secrets	31.4	25.5
Accumulated amortization	(10.9)	(8.7)

Net trade secrets	20.5	16.8

Software	54.8	55.0
Accumulated amortization	(20.3)	(14.8)

Net software	34.5	40.2

Other	37.5	26.8
Accumulated amortization	(19.6)	(16.7)

Net other	17.9	10.1

Total	$168.8	$104.9

The amounts as of December 31, 2010 in the table above include intangible assets acquired in the purchase of CSI as more fully discussed in Note 7 above. Other intangible assets primarily consist of databases, trade-names and covenants not to compete. Amortization expense relating to intangible assets is as follows:

	Year Ended December 31,

	2010	2009	2008
Amortization Expense	$16.4	$16.4	$28.2

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2011	$18.7
2012	18.1
2013	17.9
2014	14.5
2015	13.4
Thereafter	86.2

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

For the years ended December 31, 2010 and 2009, there were no impairments to goodwill or to intangible assets except for an immaterial $0.2 million impairment of intangible assets in 2009 which was included in the restructuring charge as further discussed in Note 10 below. In 2008 an impairment of $11.1 million was recognized for certain software and database intangible assets within the MA segment, which is reflected in amortization expense. These intangible assets were determined to be impaired as a result of comparing the carrying amount to the undiscounted cash flows of the related asset group expected to result from the use and eventual disposition of the assets. The Company measured the amount of the impairment loss by comparing the carrying amount of the related assets to their fair value. The fair value was determined by utilizing the expected present value technique which uses multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate.

78	MOODY’S 2010 10-K

NOTE 9	DETAIL OF CERTAIN BALANCE SHEET CAPTIONS

The following tables contain additional detail related to certain balance sheet captions:

	December 31,

	2010	2009
Other current assets:
Prepaid taxes	$82.3	$18.6
Other prepaid expenses	39.8	28.2
Other	5.8	5.0

Total other current assets	$127.9	$51.8

	December 31,

Other assets:	2010	2009
Investments in Joint Ventures	$30.8	$30.4
Deposits for real-estate leases	11.4	9.5
Other	13.6	10.8

Total other assets	$55.8	$50.7

	December 31,

	2010	2009
Accounts and accrued liabilities:
Salaries and benefits	$69.6	$51.5
Incentive compensation	116.8	74.6
Profit sharing contribution	12.6	—
Customer credits, advanced payments and advanced billings	15.3	14.8
Dividends	27.9	26.3
Professional service fees	50.6	35.5
Interest accrued on debt	17.6	9.6
Accounts payable	14.3	7.1
Income taxes (see Note 13)	26.9	20.3
Restructuring (see Note 10)	0.7	5.9
Pension and other post retirement employee benefits (see Note 11)	9.5	8.8
Other	52.6	62.8

Total accounts payable and accrued liabilities	$414.4	$317.2

	December 31,

	2010	2009
Other liabilities:
Pension and other post retirement employee benefits (see Note 11)	$132.8	$112.7
Deferred rent-non-current portion	100.4	87.4
Interest accrued on UTPs	33.7	27.7
Legacy and other tax matters	57.3	52.8
Other	38.1	37.2

Total other liabilities	$362.3	$317.8

NOTE 10	RESTRUCTURING

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and the then current weak global economic and market conditions. The 2009 Restructuring Plan consisted of headcount reductions of approximately 150 positions representing approximately 4% of the Company’s workforce at December 31, 2008 as well as contract termination costs and the divestiture of non-strategic assets. The Company’s plan included closing offices in South Bend, Indiana;

MOODY’S 2010 10-K	79

Jakarta, Indonesia and Taipei, Taiwan. There was $0.2 million in accelerated amortization for intangible assets recognized in the first quarter of 2009 relating to the closure of the Jakarta, Indonesia office. The cumulative amount of expense incurred from inception through December 31, 2010 for the 2009 Restructuring Plan was $14.7 million. The 2009 Restructuring Plan was substantially complete at September 30, 2009.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that reduced global headcount by approximately 275 positions, or approximately 7.5% of the workforce at December 31, 2007, in response to the Company’s reorganization announced in August 2007 and a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the 2007 Restructuring Plan was a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA and (iii) an anticipated decline in new securities issuance in some market sectors. The 2007 Restructuring Plan also called for the termination of technology contracts as well as the outsourcing of certain technology functions. The cumulative amount of expense incurred from inception through December 31, 2010 for the 2007 Restructuring Plan was $50.4 million. The 2007 Restructuring Plan was substantially complete as of December 31, 2008.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Year Ended December 31,

	2010	2009	2008
2007 Restructuring Plan	$1.0	$1.9	$(2.5)
2009 Restructuring Plan	(0.9)	15.6	—

Total	$0.1	$17.5	$(2.5)

The expense in 2010, 2009 and 2008 related to the 2007 Restructuring Plan primarily reflects adjustments to previous estimates.

Changes to the restructuring liability for the year ended December 31, 2010 and 2009 were as follows:

	Employee Termination Costs

	Severance	Pension Settlements	Total	Contract Termination Costs	Total Restructuring Liability
Balance at December 31, 2008	$1.5	$8.1	$9.6	$1.8	$11.4
2007 Restructuring Plan:
Costs incurred and adjustments	0.4	—	0.4	1.5	1.9
Cash payments	(1.7)	—	(1.7)	(2.6)	(4.3)
2009 Restructuring Plan:
Costs incurred and adjustments	12.0	—	12.0	3.3	15.3
Cash payments	(7.8)	—	(7.8)	(2.5)	(10.3)

Balance at December 31, 2009	$4.4	$8.1	$12.5	$1.5	$14.0
2007 Restructuring Plan:
Costs incurred and adjustments	(0.2)	—	(0.2)	(0.1)	(0.3)
Cash payments	—	(3.0)	(3.0)	(0.5)	(3.5)
2009 Restructuring Plan:
Costs incurred and adjustments	(0.4)	—	(0.4)	—	(0.4)
Cash payments	(3.4)	—	(3.4)	(0.5)	(3.9)
FX Translation	(0.1)	—	(0.1)	—	(0.1)

Balance at December 31, 2010	$0.3	$5.1	$5.4	$0.4	$5.8

As of December 31, 2010 the remaining restructuring liability of $0.7 million relating to severance and contract termination costs is expected to be paid out during the year ending December 31, 2011. Payments related to the $5.1 million unfunded pension liability will be paid as certain of the affected employees reach retirement age and continue in accordance with plan provisions.

Severance and contract termination costs of $0.7 million and $5.9 million as of December 31, 2010 and December 31, 2009, respectively, are recorded in accounts payable and accrued liabilities in the Company’s consolidated balance sheets. Additionally, the amount for pension settlements is recorded within other liabilities as of December 31, 2010 and December 31, 2009.

80	MOODY’S 2010 10-K

NOTE 11	PENSION AND OTHER POST-RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans. The U.S. plans provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. These post-retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. post-retirement healthcare plans and the U.S. post-retirement life insurance plans are collectively referred to herein as the “Post-Retirement Plans”. Effective at the Distribution Date, Moody’s assumed responsibility for the pension and other post-retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

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

Following is a summary of changes in benefit obligations and fair value of plan assets for the Post-Retirement Plans for the years ended December 31:

	Pension Plans		Other Post-Retirement Plans

	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation, beginning of the period	$(213.0)	$(171.8)	$(13.1)	$(11.0)
Service cost	(13.5)	(12.1)	(0.9)	(0.8)
Interest cost	(12.0)	(9.9)	(0.8)	(0.7)
Plan participants’ contributions	—	—	(0.2)	(0.2)
Benefits paid	10.5	3.9	0.7	1.1
Plan amendments	—	(2.5)	—	—
Actuarial gain (loss)	7.4	7.4	(0.4)	(0.7)
Assumption changes	(21.9)	(28.0)	(0.9)	(0.8)

Benefit obligation, end of the period	(242.5)	(213.0)	(15.6)	(13.1)

Change in Plan Assets:
Fair value of plan assets, beginning of the period	108.2	88.6	—	—
Actual return on plan assets	13.9	15.5	—	—
Benefits paid	(10.5)	(3.9)	(0.7)	(1.1)
Employer contributions	8.8	8.0	0.5	0.9
Plan participants’ contributions	—	—	0.2	0.2

Fair value of plan assets, end of the period	120.4	108.2	—	—

Funded status of the plans	(122.1)	(104.8)	(15.6)	(13.1)

Amounts Recorded on the Consolidated Balance Sheets:
Pension and post-retirement benefits liability-current	(8.9)	(8.2)	(0.6)	(0.6)
Pension and post-retirement benefits liability-non current	(113.2)	(96.6)	(15.0)	(12.5)

Net amount recognized	$(122.1)	$(104.8)	$(15.6)	$(13.1)

Accumulated benefit obligation, end of the period	$(214.6)	$(185.2)

The pension plan amendment in 2009 relates to a retroactive adjustment to the pay credit schedule as determined by the IRS.

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	2010	2009
Aggregate projected benefit obligation	$242.5	$213.0
Aggregate accumulated benefit obligation	$214.6	$185.2
Aggregate fair value of plan assets	$120.4	$108.2

MOODY’S 2010 10-K	81

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Post-Retirement Plans as of December 31:

	Pension Plans		Other Post-Retirement Plans

	2010	2009	2010	2009
Net actuarial (losses)	$(80.9)	$(73.8)	$(3.1)	$(2.0)
Net prior service costs	(5.3)	(6.0)	—	—

Total recognized in AOCI- pretax	$(86.2)	$(79.8)	$(3.1)	$(2.0)

For the Company’s pension plans, the Company expects to recognize in 2011 as components of net periodic expense $4.6 million for the amortization of net actuarial losses and $0.7 million for the amortization of prior service costs. Expected amortizations for other post-retirement plans in 2011 are not material.

Net periodic benefit expenses recognized for the Post-Retirement Plans for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2010	2009	2008	2010	2009	2008
Components of net periodic expense
Service cost	$13.5	$12.1	$12.4	$0.9	$0.8	$0.8
Interest cost	12.0	9.9	9.7	0.8	0.7	0.6
Expected return on plan assets	(10.5)	(10.0)	(9.9)	—	—	—
Amortization of net actuarial loss from earlier periods	2.8	0.6	0.2	0.1	—	—
Amortization of net prior service costs from earlier periods	0.7	0.4	0.4	—	—	—
Curtailment loss	—	—	1.0	—	—	—
Cost of special termination benefits	—	—	2.8	—	—	—
Settlement charges	1.3	—	—	—	—	—

Net periodic expense	$19.8	$13.0	$16.6	$1.8	$1.5	$1.4

The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Post-Retirement Plans for the years ended December 31:

	Pension Plans		Other Post-Retirement Plans
	2010	2009	2010	2009
Amortization of net actuarial losses	$2.8	$0.6	$0.1	$—
Amortization of prior service costs	0.7	0.4	—	—
Accelerated recognition of actuarial loss due to settlement	1.3	—	—	—
Net actuarial (loss) arising during the period	(11.2)	(15.2)	(1.2)	(1.5)
Net prior service cost arising during the period due to plan amendment	—	(2.5)	—	—

Total recognized in Other Comprehensive Income – pre-tax	$(6.4)	$(16.7)	$(1.1)	$(1.5)

82	MOODY’S 2010 10-K

ADDITIONAL INFORMATION:

Assumptions – Post-Retirement Plans

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Post-Retirement Plans
	2010	2009	2010	2009
Discount rate	5.39%	5.95%	5.15%	5.75%
Rate of compensation increase	4.00%	4.00%	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2010	2009	2008	2010	2009	2008
Discount rate	5.95%	6.00%	6.45%	5.75%	6.25%	6.35%
Expected return on plan assets	8.35%	8.35%	8.35%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

For 2011, the Company continued to use an expected rate of return on assets of 8.35% for Moody’s funded pension plan. The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation and the assumption is generally not revised unless there is a significant change in one of the factors upon which it is based, such as target asset allocation or long-term capital market conditions.

Assumed Healthcare Cost Trend Rates at December 31:

	2010		2009		2008

	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65
Healthcare cost trend rate assumed for the following year	7.9%	8.9%	8.4%	9.4%	9.4%	10.4%
Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%		5.0%		5.0%
Year that the rate reaches the ultimate trend rate	2020		2020		2015

The assumed health cost trend rate reflects different expectations for the medical and prescribed medication components of health care costs for pre and post-65 retirees. The Company revised its trend rates in 2010 to a slower grading period at a reduction of 0.5% per year to reach the ultimate trend rate of 5% in 2020 to reflect its current expectation as the Company believes the historical trend rate assumptions used have been decreased too quickly relative to actual trend. As the Company subsidies for retiree healthcare coverage are capped at the 2005 level, for the majority of the post-retirement health plan participants, retiree contributions are assumed to increase at the same rate as the healthcare cost trend rates. As such, a one percentage-point increase or decrease in assumed healthcare cost trend rates would not have affected total service and interest cost and would have a minimal impact on the post-retirement benefit obligation.

In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the related reconciliation measure, which modifies certain provisions of the Act, were signed into law. The Act repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy. The provision of the Act is effective for taxable years beginning after December 31, 2010 and the reconciliation measure delays the aforementioned repeal of the drug coverage expense reduction by two years to December 31, 2012. The Company has accounted for the enactment of the two laws in the first quarter of 2010, for which the impact to the Company’s income tax expense and net income was immaterial. Other key provisions of the Act, such as coverage mandates, early retiree reinsurance program, and excise tax are also considered and their impacts on the benefit plan obligation of the Company’s Other Post-Retirement Plans are deemed immaterial.

MOODY’S 2010 10-K	83

Plan Assets – Post-Retirement Plans

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

Prior to 2009, the Company’s target asset allocation was approximately 70% in diversified U.S. and non-U.S. equity securities, 20% in long-duration investment grade government and corporate bonds, and 10% in private real estate funds. In 2009, the Company revised its target asset allocation to approximately 60% (range of 50% to 70%) in equity securities, 30% (range of 25% to 35%) in fixed income securities and 10% (range of 7% to 13%) in other investments. The revised asset allocation policy is based on the Company’s pension asset-liability study and is expected to earn a return comparable to its 2008 allocation target over the long-term. The Company has rebalanced its pension plan assets in 2010 to comply with the revised asset allocation policy.

In accordance with the revised asset allocation policy, the funded plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds, which is expected to help reduce plan exposure to interest rate variation and to better align assets with obligations. Approximately 3% of total plan assets may be invested in funds which invest in debts rated below investment grade and 3% may be invested in emerging market debt. The plan’s other investments are made through private real estate and convertible securities funds and these investments are expected to provide additional diversification benefits and absolute return enhancement to the plan assets. The Company does not use derivatives to leverage the portfolio. The overall allocation is expected to help protect the plan’s funded status while generating sufficiently stable returns over the long-term.

The fair value of the Company’s pension plan assets by asset category at December 31, 2010 and 2009, determined based on the hierarchy of fair value measurements as defined in Note 2 and are as follows:

	Fair Value Measurement as of December 31, 2010
Asset Category	Balance	Level 1	Level 2	Level 3	% of total assets
Emerging markets equity fund	$10.3	$10.3	$—	$—	9%
Common/collective trust funds – equity securities
U.S. large-cap	26.0	—	26.0	—	21%
U.S. small and mid-cap	9.6	—	9.6	—	8%
International	32.1	—	32.1	—	27%

Total equity investments	78.0	10.3	67.7	—	65%

Common/collective trust funds –fixed income securities
Long-term investment grade government /corporate bonds	18.8	—	18.8	—	15%
U.S. Treasury Inflation-Protected Securities (TIPs)	5.4	—	5.4	—	4%
Emerging markets bonds	3.2	—	3.2	—	3%
High yield bonds	3.3	—	3.3	—	3%

Total fixed-income investments	30.7	—	30.7	—	25%
Common/collective trust funds – convertible securities	3.4	—	3.4	—	3%
Private real estate fund	8.3	—	—	8.3	7%

Total other investment	11.7	—	3.4	8.3	10%

Total Assets	$120.4	$10.3	$101.8	$8.3	100%

84	MOODY’S 2010 10-K

	Fair Value Measurement as of December 31, 2009
Asset Category	Balance	Level 1	Level 2	Level 3	% of total assets
Cash and cash equivalent	$0.1	$—	$0.1	$—	—

Emerging markets equity fund	7.5	7.5	—	—	7%
Common/collective trust funds – equity securities
U.S. large-cap	38.4	—	38.4	—	35%
U.S. small and mid-cap	17.1	—	17.1	—	16%
International	16.7	—	16.7	—	16%

Total equity investments	79.7	7.5	72.2	—	74%

Common/collective trust funds-fixed income securities
Long-term investment grade government /corporate bonds	20.1	—	20.1	—	18%

Total fixed- income Investments	20.1	—	20.1	—	18%

Private real estate fund	8.3	—	—	8.3	8%

Total other investments	8.3	—	—	8.3	8%

Total Assets	$108.2	$7.5	$92.4	$8.3	100%

Cash and cash equivalents is primarily comprised of investment in money market mutual funds. In determining fair value, Level 1 investments are valued based on quoted market prices in active markets. Investments in common/collective trust funds are valued using the net asset value (NAV) per unit in each fund. The NAV is based on the value of the underlying investments owned by each trust, minus its liabilities, and then divided by the number of shares outstanding. Common/collective trust funds are categorized in Level 2 to the extent that they are readily redeemable at their NAV or else they are categorized in Level 3 of the fair value hierarchy. The Company’s investment in a private real estate fund is valued using the NAV per unit of funds that are invested in real property, and the real property is valued using independent market appraisals. Since appraisals involve utilization of significant unobservable inputs and the private real estate fund is not readily redeemable for cash, the Company’s investment in the private real estate fund is categorized in Level 3.

The table below is a summary of changes in the fair value of the Plan’s Level 3 assets:

Real estate investment fund:
Balance as of December 31, 2009	$8.3
Return on plan assets related to assets still held as of December 31, 2010	0.8
Return on plan assets related to assets sold during the period	0.1
Purchases (sales), net	(0.9)

Balance as of December 31, 2010	$8.3

Except for the Company’s U.S. funded pension plan, all of Moody’s Post-Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows – Post-Retirement Plans

The Company made no contribution to its funded pension plan during the year ended December 31, 2010 and contributed $5.8 million to its funded plan in 2009. The Company made payments of $8.8 million and $2.2 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2010 and 2009, respectively. The payments made in 2010 include a settlement payment to a participant terminated under the 2007 Restructuring Plan as more fully described in Note 10 above. The Company made payments of $0.5 million and $0.9 million to its other U.S. post-retirement plans during the years ended December 31, 2010 and 2009, respectively. The Company presently anticipates making a lump-sum contribution of $13.6 million to its funded pension plan in the first quarter of 2011 and anticipates making payments of $8.9 million to its unfunded U.S. pension plans and $0.6 million to its other U.S. post-retirement plans during the year ended December 31, 2011.

MOODY’S 2010 10-K	85

Estimated Future Benefits Payable

Estimated future benefits payments for the Post-Retirement Plans are as follows at December 31, 2010:

Year Ending December 31,	Pension Plans	Other Post- Retirement Plans *
2011	$10.9	$0.6
2012	6.1	0.8
2013	6.8	0.9
2014	7.2	1.0
2015	9.5	1.1
2016 – 2020	$87.1	$7.3

*	The estimated future benefits payable for the Post-Retirement Plans are reflected net of the expected Medicare Part D subsidy for which the subsidy is insignificant on an annual basis for all the years presented.

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions with cash contributions equal to 50% of employee contributions up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s diluted EPS. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with the U.S. defined contribution plans were $19.4 million, $9.1 million and $8.0 million in 2010, 2009, and 2008, respectively.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.3 million in dividends in each of the years ended December 31, 2010 and 2009 for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 645,000 and 669,000 shares of Moody’s common stock at December 31, 2010 and 2009, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Moody’s also makes contributions to non-U.S. employees under a profit sharing plan which is based on year-to-year growth in the Company’s diluted EPS. Expenses related to these defined contribution plans for the years ended December 31, 2010, 2009, and 2008 were $11.8 million, $5.7 million and $5.3 million, respectively.

For defined benefit plans, the Company maintains various unfunded DBPPs and post-retirement health benefit plan for certain of its non-U.S. subsidiaries located in Germany, France and Canada. These defined plan benefits are generally based on each eligible employee’s years of credited service and on compensation levels as specified in the plans. The DBPP in Germany was closed to new entrants in 2002. Total defined benefit pension liabilities recorded related to non-U.S. pension plans was $4.6 million, $3.6 million, and $3.0 million based on a weighted average discount rate of 5.28%, 5.56%, and 5.76% at December 31, 2010, 2009, and 2008, respectively. The pension liabilities recorded as of December 31, 2010 represent the unfunded status of these pension plans and were recognized in the statement of financial position as non-current liabilities. Total pension expense recorded for the years ended December 31, 2010, 2009 and 2008 was approximately $0.5 million, $0.4 million and $0.3 million, respectively. These amounts are not included in the tables above. As of December 31, 2010, the Company has included in AOCI net actuarial gains of $1.1 million ($0.8 million net of tax) related to non-U.S. pension plans that have yet to be recognized as a reduction to net periodic pension expense and the Company expects its 2011 amortization of the net actuarial gains to be immaterial. The Company’s non-U.S. other post-retirement benefit obligation is not material as of December 31, 2010.

86	MOODY’S 2010 10-K

NOTE 12	STOCK-BASED COMPENSATION PLANS

Presented below is a summary of the stock compensation cost and associated tax benefit in the accompanying consolidated statements of operations:

	Year Ended December 31,

	2010	2009	2008
Stock compensation cost	$56.6	$57.4	$63.2
Tax benefit	$23.9	$20.9	$23.5

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

The following weighted average assumptions were used for options granted:

	Year Ended December 31,

	2010	2009	2008
Expected dividend yield	1.58%	1.59%	1.06%
Expected stock volatility	44%	38%	25%
Risk-free interest rate	2.73%	2.63%	2.96%
Expected holding period	5.9 yrs	5.8 yrs	5.5 yrs
Grant date fair value	$10.38	$8.52	$9.73

Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. The 2001 Plan, which is shareholder approved, permits the granting of up to 35.6 million shares, of which not more than 15.0 million shares are available for grants of awards other than stock options. The 2001 Plan was amended and approved at the annual shareholders meeting on April 20, 2010, increasing the number of shares reserved for issuance by 7.0 million which are included in the aforementioned amounts. The Stock Plans provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Additionally, the vesting period for certain performance-based restricted stock, which is described in more detail below, vests after a three year period. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The Stock Plans also provide for the granting of restricted stock.

The Company maintains the Directors’ Plan for its Board, which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors’ Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined by the Board at the date of the grant and is generally one year for options and between one and three years for restricted stock. Under the Directors’ Plan, 0.8 million shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors’ Plan.

MOODY’S 2010 10-K	87

A summary of option activity as of December 31, 2010 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2009	20.1	$37.26
Granted	2.4	26.69
Exercised	(2.1)	17.03
Forfeited	(0.3)	33.40
Expired	(0.8)	41.17

Outstanding, December 31, 2010	19.3	$38.11	5.2 yrs	$24.8

Vested and expected to vest, December 31, 2010	18.6	$38.42	5.1 yrs	$24.4

Exercisable, December 31, 2010	13.5	$40.47	4.0 yrs	$22.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2010 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2010. This amount varies based on the fair value of Moody’s stock. As of December 31, 2010, there was $31.9 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,

	2010	2009	2008
Proceeds from stock option exercises	$36.4	$18.0	$23.2
Aggregate intrinsic value	$19.7	$13.8	$21.6
Tax benefit realized upon exercise	$7.8	$5.4	$8.5

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2010 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2009	1.5	$44.02
Granted	1.1	25.57
Vested	(0.5)	50.40
Forfeited	(0.1)	34.81

Balance, December 31, 2010	2.0	$33.10

As of December 31, 2010, there was $30.7 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,

	2010	2009	2008
Fair value of vested shares	$12.4	$8.0	$23.7
Tax benefit realized upon vesting	$4.7	$2.9	$8.8

88	MOODY’S 2010 10-K

During the year ended December 31, 2010, the Company granted 0.4 million shares of restricted stock that contained a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three year period. The weighted average grant date fair value of these awards was $25.33 per share. As of December 31, 2010, there was $7.3 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 2.1 years.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in both 2010 and 2009 and 15% in 2008. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit. In 2008 the Company recorded stock-based compensation expense for the difference between the purchase price and fair market value under Topic 718 of the ASC. Beginning on January 1, 2009 the discount offered on the ESPP was reduced to 5% resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2010 and 2009.

NOTE 13	INCOME TAXES

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,

	2010	2009	2008
Current:
Federal	$106.6	$99.2	$147.5
State and Local	22.1	53.3	49.3
Non-U.S.	82.9	70.1	88.7

Total current	211.6	222.6	285.5

Deferred:
Federal	(14.7)	22.8	(10.9)
State and Local	10.6	(9.3)	(0.8)
Non-U.S.	(6.5)	3.0	(5.6)

Total deferred	(10.6)	16.5	(17.3)

Total income tax provision	$201.0	$239.1	$268.2

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2010	2009	2008
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.9	4.4	4.1
Benefit of foreign operations	(9.7)	(2.4)	(2.6)
Legacy tax items	(0.4)	(0.3)	(0.3)
Other	0.3	0.3	0.5

Effective tax rate	28.1%	37.0%	36.7%

Income tax paid	$247.9	$192.2	$319.9

MOODY’S 2010 10-K	89

The source of income before provision for income taxes is as follows:

	Year Ended December 31,

	2010	2009	2008
United States	$390.6	$386.9	$437.4
International	323.8	259.3	292.4

Income before provision for income taxes	$714.4	$646.2	$729.8

The components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,

	2010	2009
Deferred tax assets:
Current:
Account receivable allowances	$10.5	$7.5
Accrued compensation and benefits	12.3	10.5
Deferred revenue	6.0	7.9
Legal and professional fees	13.1	—
Restructuring	1.1	2.6
Other	4.9	3.9

Total current	47.9	32.4

Non-current:
Accumulated depreciation and amortization	1.6	1.3
Stock-based compensation	84.9	81.0
Benefit plans	62.8	43.8
Deferred rent and construction allowance	30.4	28.9
Deferred revenue	37.4	39.2
Foreign net operating loss (1)	11.5	7.1
Uncertain tax positions	58.8	46.0
Self-insured related reserves	22.7	—
Other	5.4	5.2

Total non-current	315.5	252.5

Total deferred tax assets	363.4	284.9

Deferred tax liabilities:
Current:
Other	(0.2)	(0.1)

Total current	(0.2)	(0.1)

Non-current:
Accumulated depreciation	(16.4)	(19.2)
Foreign earnings to be repatriated	(1.2)	(25.2)
Amortization of intangible assets and capitalized software	(108.2)	(39.0)
Self-insured related income	(27.1)	—
Other liabilities	(1.5)	(3.4)

Total non-current	(154.4)	(86.8)

Total deferred tax liabilities	(154.6)	(86.9)

Net deferred tax asset	208.8	198.0
Valuation allowance	(12.8)	(4.5)

Total net deferred tax assets	$196.0	$193.5

(1)	Amounts are primarily set to expire beginning in 2015, if unused.

90	MOODY’S 2010 10-K

Prepaid taxes of $82.3 million and $18.6 million for December 31, 2010 and 2009, respectively are included in other current assets in the consolidated balance sheets. As of December 31, 2010, the Company had approximately $758.1 million of undistributed earnings of foreign subsidiaries that it intends to indefinitely reinvest in foreign operations. The Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

The Company had valuation allowances of $12.8 million and $4.5 million at December 31, 2010 and 2009, respectively, related to foreign net operating losses for which realization is uncertain. The change in the valuation allowances for 2010 and 2009 results primarily from the increase in valuation allowances in certain jurisdictions based on the Company’s evaluation of the expected realization of these future benefits.

As of December 31, 2010 the Company had $180.8 million of UTPs of which $138.3 million represents the amount that, if recognized, would impact the effective tax rate in future periods.

A reconciliation of the beginning and ending amount of UTPs is as follows:

	2010	2009	2008
Balance as of January 1	$164.2	$185.1	$156.1
Additions for tax positions related to the current year	31.1	31.1	34.5
Additions for tax positions of prior years	16.2	52.5	8.2
Reductions for tax positions of prior years	(9.9)	(47.0)	(12.2)
Settlements with taxing authorities	—	(50.7)	(0.7)
Lapse of statute of limitations	(20.8)	(6.8)	(0.8)

Balance as of December 31	$180.8	$164.2	$185.1

The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During 2010, the amount of net interest accrued for UTPs was $5.9 million. As of December 31, 2010 and 2009 the amount of accrued interest recorded in the Company’s balance sheets related to UTPs was $33.7 million and $27.7 million, respectively.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. Moody’s U.S. federal tax returns filed for the years 2007 through 2009 remain subject to examination by the IRS. The Company’s tax filings in New York State for the years 2004 through 2007 are currently under examination. The income tax returns for 2008 and 2009 remain open to examination for both New York State and New York City. Tax filings in the U.K. for 2006 are currently under examination by the U.K. taxing authorities and for 2007 to 2009 remain open to examination.

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

MOODY’S 2010 10-K	91

NOTE 14	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,

	2010	2009
2007 Facility	$—	$—
Commercial paper, net of unamortized discount of $0.1 million at 2009	—	443.7
Notes payable:
Series 2005-1 Notes due 2015, net of fair value of interest rate swap of $3.7 million in 2010	296.3	300.0
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, net of unamortized discount of $3.0 million at 2010, due 2020	497.0	—
2008 Term Loan, various payments through 2013	146.3	150.0

Total debt	1,239.6	1,193.7
Current portion	(11.3)	(447.5)

Total long-term debt	$1,228.3	$746.2

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2007 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The weighted average interest rate on CP borrowings outstanding was 0.3% as of December 31, 2009. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On August 19, 2010, the Company issued $500 million aggregate principal amount of senior unsecured notes in a public offering. The 2010 Senior Notes bear interest at a fixed rate of 5.50% and mature on September 1, 2020. Interest on the 2010 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2011. The Company may prepay the 2010 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The Indenture contains customary default provisions. In

92	MOODY’S 2010 10-K

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

	2008 Term Loan	Series 2005-1 Notes	Total

Year Ending December 31,
2011	$11.3	$—	$11.3
2012	71.2	—	71.2
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0

Total	$146.3	$300.0	$446.3

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which will convert the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate. Also, on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Both of these interest rate swaps are more fully discussed in Note 5 above.

MOODY’S 2010 10-K	93

INTEREST (EXPENSE) INCOME, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2010	2009	2008
Income	$3.1	$2.5	$18.1
Expense on borrowings	(52.2)	(45.5)	(60.0)
UTBs and other tax related interest	(7.7)	1.6	(13.7)
Legacy Tax (a)	2.5	6.5	2.3
Interest capitalized	1.8	1.5	1.1

Total	$(52.5)	$(33.4)	$(52.2)

Interest paid	$44.0	$46.1	$59.5

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 17 to the consolidated financial statements.

Net interest expense of $33.4 million in 2009 reflects a reduction of approximately $12 million related to tax and tax-related liabilities.

At December 31, 2010, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost net of the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$296.3	$310.6	$300.0	$291.1
Series 2007-1 Notes	300.0	321.3	300.0	298.6
2010 Senior Notes	497.0	492.1	—	—
2008 Term Loan	146.3	146.3	150.0	150.0

Total	$1,239.6	$1,270.3	$750.0	$739.7

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

Share Repurchase Program

The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Systematic share repurchases are initiated at management’s discretion. Moody’s may also purchase opportunistically when conditions

94	MOODY’S 2010 10-K

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

During 2010, Moody’s repurchased 8.6 million shares of its common stock, under the aforementioned July 30, 2007 authorization and issued 2.7 million shares under employee stock-based compensation plans.

Dividends

During 2010, 2009 and 2008, the Company paid a quarterly dividend of $0.105, $0.10 and $0.10 per share of Moody’s common stock in each of the quarters, resulting in dividends paid per share during the years ended December 31, 2010, 2009 and 2008 of $0.42, $0.40 and $0.40, respectively.

On December 14, 2010, the Board of the Company approved the declaration of a quarterly dividend of $0.115 per share of Moody’s common stock, payable on March 10, 2011 to shareholders of record at the close of business on February 20, 2011. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

NOTE 16	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 17 years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next four years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent expense under operating leases for the years ended December 31, 2010, 2009 and 2008 was $70.9 million, $74.3 million and $64.4 million, respectively. The total amount of deferred rent that is included in other liabilities and accounts payable and accrued liabilities in the consolidated balance sheets is $103.1 million and $90.8 million at December 31, 2010 and 2009, respectively. The Company had $4.8 million of computer equipment subject to capital lease obligations at December 31, 2009, with accumulated amortization of $4.3 million. There were no assets subject to capital lease obligations at December 31, 2010.

The approximate minimum rent for operating leases that have remaining or original noncancelable lease terms in excess of one year at December 31, 2010 is as follows:

Year Ending December 31,	Operating Leases
2011	$58.7
2012	62.0
2013	60.4
2014	56.1
2015	51.1
Thereafter	575.7

Total minimum lease payments	$864.0

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

MOODY’S 2010 10-K	95

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

Moody’s Analytics is cooperating with an investigation by the SEC concerning services provided by that unit to certain financial institutions in connection with the valuations used by those institutions with respect to certain financial instruments held by such institutions.

96	MOODY’S 2010 10-K

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve the pending matters referred to above progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the inherent uncertainties involved in these matters, the large or indeterminate damages sought in some of them and the novel theories of law asserted, an estimate of the range of possible losses cannot be made at this time. For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2010, Moody’s has recorded liabilities for Legacy Tax Matters totaling $59.3 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. As of December 31, 2010, Moody’s liability with respect to this matter totaled $57.3 million. In 2008, as part of this matter, and due to a statute of limitations expiration, Moody’s recorded a reduction of accrued interest expense of $2.3 million ($1.4 million, net of tax) and an increase in other non-operating income of $6.4 million relating to amounts due to New D&B.

In 2005, settlement agreements were executed with the IRS with respect to certain Legacy Tax Matters related to the years 1989-1990 and 1993-1996. With respect to these settlements, Moody’s and New D&B believed that IMS Health and NMR did not pay their full share of the liability to the IRS under the terms of the applicable separation agreements between the parties. Moody’s and New D&B subsequently paid these amounts to the IRS and commenced arbitration proceedings against IMS Health and NMR to resolve this dispute. This resulted in settlement payments to Moody’s of $6.7 million ($6.1 million as a reduction of interest expense and $0.6 million as a reduction of selling, general and administrative expense) in 2008 and $10.8 million ($6.5 million as a reduction of interest expense

MOODY’S 2010 10-K	97

and $4.3 million as a reduction of tax expense) in 2009. The aforementioned settlement payments resulted in net income benefits of $4 million and $8.2 million in 2008 and 2009, respectively. The Company continues to carry a $2 million liability for this matter.

In 2006, New D&B and Moody’s each deposited $39.8 million with the IRS in order to stop the accrual of statutory interest on potential tax deficiencies with respect to the 1997 through 2002 tax years. In 2007, New D&B and Moody’s requested a return of that deposit. The IRS applied a portion of the deposit in satisfaction of an assessed deficiency and returned the balance to the Company. Moody’s subsequently pursued a refund for a portion of the outstanding amount. In May 2010, the IRS refunded $5.2 million to the Company for the 1997 tax year, which included interest of approximately $2.5 million resulting in an after-tax benefit of $4.6 million.

NOTE 18	SEGMENT INFORMATION

Beginning in January 2008, Moody’s segments were changed to reflect the business Reorganization announced in August 2007. As a result of the Reorganization, the rating agency is reported in the MIS segment and several ratings business lines have been realigned. All of Moody’s other non-rating commercial activities are reported in the MA segment. As a result, the Company began operating in two reportable segments beginning in January 2008.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, overhead costs and corporate expenses of the Company, all of which were previously included in the former MIS segment, are allocated to each new segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal. “Eliminations” in the table below represents intersegment royalty revenue/expense. Below is financial information by segment, MIS and MA revenue by LOB and consolidated information by geographic area and total assets by segment. The effects of the change in the composition of reportable segments have been reflected throughout the accompanying financial statements.

FINANCIAL INFORMATION BY SEGMENT:

	Year Ended December 31,

	2010				2009

	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,466.3	$627.0	$(61.3)	$2,032.0	$1,277.7	$579.5	$(60.0)	$1,797.2

Expenses:
Operating and SG&A	783.0	471.1	(61.3)	1,192.8	680.1	408.0	(60.0)	1,028.1
Restructuring	0.1	—	—	0.1	9.1	8.4	—	17.5
Depreciation and amortization	33.8	32.5	—	66.3	31.3	32.8	—	64.1

Total	816.9	503.6	(61.3)	1,259.2	720.5	449.2	(60.0)	1,109.7

Operating income	$649.4	$123.4	$—	$772.8	$557.2	$130.3	$—	$687.5

	Year Ended December 31, 2008
	MIS	MA	Eliminations	Consolidated
Revenue	$1,268.3	$550.7	$(63.6)	$1,755.4

Expenses:
Operating and SG&A	636.0	362.2	(63.6)	934.6
Restructuring	(1.6)	(0.9)	—	(2.5)
Depreciation and amortization	33.3	41.8	—	75.1

Total	667.7	403.1	(63.6)	1,007.2

Operating income	$600.6	$147.6	$—	$748.2

The cumulative restructuring charges from inception through December 31, 2010 incurred for both the 2007 and 2009 Restructuring Plans, which are further discussed in Note 10 above, are $48.9 million and $16.2 million for the MIS and MA operating segments, respectively.

MIS AND MA REVENUE BY LINE OF BUSINESS

As part of the Reorganization there were several realignments within the MIS LOB as follows: Sovereign and sub-sovereign ratings, which were previously part of financial institutions; infrastructure/utilities ratings, which were previously part of CFG; and project

98	MOODY’S 2010 10-K

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

Within MA, various aspects of the legacy MIS research business and MKMV business were combined in 2008 to form the subscriptions, software and professional services LOB. The subscriptions business included credit and economic research, data and analytical models that are sold on a subscription basis; the software business included license and maintenance fees for credit risk software products; and the professional services business included risk modeling, credit scorecard development, and other specialized analytical projects, as well as credit education services that are typically sold on a per-engagement basis.

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

The tables below present revenue by LOB within each new segment and reflects the related intra-segment realignment:

	Year Ended December 31,

	2010	2009	2008
MIS:
Corporate finance	$563.9	$408.2	$307.0
Structured finance	290.8	304.9	404.7
Financial institutions	278.7	258.5	263.0
Public, project and infrastructure finance	271.6	246.1	230.0

Total external revenue	1,405.0	1,217.7	1,204.7
Intersegment royalty	61.3	60.0	63.6

Total	1,466.3	1,277.7	1,268.3

MA:
RD&A	425.0	413.6	418.7
RMS	173.2	145.1	108.8
Professional services	28.8	20.8	23.2

Total	627.0	579.5	550.7

Eliminations	(61.3)	(60.0)	(63.6)

Total MCO	$2,032.0	$1,797.2	$1,755.4

CONSOLIDATED INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,

	2010	2009	2008
Revenue:
U.S.	$1,089.5	$920.8	$910.1

International:
EMEA	627.4	624.7	603.1
Other	315.1	251.7	242.2

Total International	942.5	876.4	845.3

Total	$2,032.0	$1,797.2	$1,755.4

Long-lived assets at December 31:
United States	$476.5	$465.0	$456.4
International	477.1	282.1	243.3

Total	$953.6	$747.1	$699.7

MOODY’S 2010 10-K	99

TOTAL ASSETS BY SEGMENT

	December 31, 2010				December 31, 2009
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$639.0	$910.0	$991.3	$2,540.3	$579.4	$724.9	$699.0	$2,003.3

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred tax assets.

NOTE 19	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances represent adjustments to customer billings that are estimated when the related revenue is recognized and also represents an estimate for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating losses for which realization is uncertain. Below is a summary of activity for both allowances:

Year Ended December 31,	Balance at Beginning of the Year	Additions	Write-offs and Adjustments	Balance at End of the Year
2010
Accounts receivable allowance	$(24.6)	$(46.5)	$38.1	$(33.0)
Deferred tax assets – valuation allowance	$(4.5)	$(8.8)	$0.5	$(12.8)
2009
Accounts receivable allowance	$(23.9)	$(41.2)	$40.5	$(24.6)
Deferred tax assets – valuation allowance	$(0.7)	$(4.5)	$0.7	$(4.5)
2008
Accounts receivable allowance	$(16.2)	$(39.6)	$31.9	$(23.9)
Deferred tax assets – valuation allowance	$—	$(0.7)	$—	$(0.7)

NOTE 20	OTHER NON-OPERATING INCOME (EXPENSE), NET

The following table summarizes the components of other non-operating income (expense) as presented in the consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
FX gain/(loss)	$(5.1)	$(9.5)	$24.7
Legacy Tax (see Note 17)	—	—	11.0
Joint venture income	2.8	6.1	3.9
Other	(3.6)	(4.5)	(5.8)

Total	$(5.9)	$(7.9)	$33.8

NOTE 21	RELATED PARTY TRANSACTIONS

Moody’s Corporation made grants of $4.4 million to The Moody’s Foundation in 2010. No grants were made during the years ended December 31, 2009 and 2008. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the Board of the Foundation.

100	MOODY’S 2010 10-K

NOTE 22	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

(amounts in millions, except EPS)	March 31	June 30	September 30	December 31
2010
Revenue	$476.6	$477.8	$513.3	$564.3
Operating income	$196.8	$190.5	$188.9	$196.6
Net income attributable to Moody’s	$113.4	$121.0	$136.0	$137.4
EPS:
Basic	$0.48	$0.51	$0.58	$0.59
Diluted	$0.47	$0.51	$0.58	$0.58
2009
Revenue	$408.9	$450.7	$451.8	$485.8
Operating income	$148.9	$187.2	$172.5	$178.9
Net income attributable to Moody’s	$90.2	$109.3	$100.6	$101.9
EPS:
Basic	$0.38	$0.46	$0.43	$0.43
Diluted	$0.38	$0.46	$0.42	$0.43

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

The quarterly financial data includes a $4.6 million and an $8.2 million benefit to net income related to the resolution of Legacy Tax Matters for the three months ended June 30, 2010 and June 30, 2009, respectively. Additionally, there was a tax benefit of approximately $17.6 million during the three months ended September 30, 2010 resulting from the indefinite reinvestment of certain foreign earnings and a tax benefit of approximately $18.4 million in the three months ended December 31, 2010 resulting from the utilization of foreign tax credits and lower state taxes. There were pre-tax restructuring charges of $11.8 million, $3.1 million and $3.7 million for the three months ended March 31, 2009, June 30, 2009 and September 30, 2009, respectively.

MOODY’S 2010 10-K	101

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

102	MOODY’S 2010 10-K

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 19, 2011, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2010, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

Audit Fees

The aggregate fees for professional services rendered for (i) the integrated audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009, (ii) the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and (iii) statutory audits of non-U.S. subsidiaries, were approximately $2.0 million and $1.8 million in 2010 and 2009, respectively. These fees included amounts accrued but not billed of $1.3 million in each 2010 and 2009.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company were approximately $0.1 million in both of the years ended December 31, 2010 and 2009. Such services included employee benefit plan audits.

Tax Fees

The aggregate fees billed for professional services rendered for tax services rendered by the auditors for the years ended December 31, 2010 and 2009 were $0 and $6,900, respectively.

All Other Fees

The aggregate fees billed for all other services rendered to the Company by KPMG LLP for the year ended December 31, 2010 and 2009 were $0 and $0, respectively.

MOODY’S 2010 10-K	103

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 58, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 106 – 109 of this Form 10-K.

104	MOODY’S 2010 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

Chairman and Chief Executive Officer

Date: February 25, 2011

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

/s/ JOSEPH MCCABE

Joseph McCabe,

Senior Vice President—Corporate

Controller (principal accounting officer)

/s/ BASIL L. ANDERSON

Basil L. Anderson,

Director

/s/ ROBERT R. GLAUBER

Robert R. Glauber,

Director

/s/ EWALD KIST

Ewald Kist,

Director

/s/ CONNIE MACK

Connie Mack,

Director

/s/ HENRY A. MCKINNELL, JR.

Henry A. McKinnell, Jr. Ph.D.,

Director

/s/ NANCY S. NEWCOMB

Nancy S. Newcomb,

Director

/s/ JOHN K. WULFF

John K. Wulff,

Director

/s/ DARRELL DUFFIE

Darrell Duffie,

Director

Date: February 25, 2011

MOODY’S 2010 10-K	105

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER

3	Articles Of Incorporation And By-laws

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005)

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008)

4	Instruments Defining The Rights Of Security Holders, Including Indentures

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

.2	Note Purchase Agreement, dated as of September 30, 2005, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 4.98% Series 2005-1 Senior Unsecured Note due 2015 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 5, 2005).

.3	Note Purchase Agreement, dated as of September 7, 2007, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 6.06% Series 2007-1 Senior Unsecured Note due 2017 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 13, 2007)

	.4	Five-Year Credit Agreement, dated as of September 28, 2007, among Moody’s Corporation, the Borrowing Subsidiaries party thereto, the Lenders party thereto, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2007)

	.5	Five-Year Credit Agreement, dated as of May 7, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, Bank of China and Fifth Third Bank, as co-syndication agents, Barclays Commercial Bank, as documentation agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Commerce Bank, N.A., as co-agents, J.P. Morgan Securities, Inc., as lead arranger and bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.6	Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

.7	Supplemental Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 5.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed
August 19, 2010)

10	Material Contracts

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.3	Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.4†	Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

106	MOODY’S 2010 10-K

S-K EXHIBIT NUMBER

	.5†	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.6†	1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000)

	.7†	1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.8†	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended and restated on April 23, 2001; amended October 23, 2006 and December 15, 2008) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.9†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.10†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15, 2001)

	.11	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.12†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 26, 2007)

	.13	Form of Separation Agreement and General Release used by the Registrant with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2007)

	.14	Commercial Paper Dealer Agreement, dated as of October 3, 2007, between Moody’s Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 9, 2007)

	.15	Commercial Paper Dealer Agreement, dated as of October 3, 2007, between Moody’s Corporation and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 9, 2007)

	.16	Commercial Paper Dealer Agreement, dated as of October 3, 2007, between Moody’s Corporation and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 9, 2007)

	.17	Issuing and Paying Agency Agreement, dated as of September 28, 2007, between Moody’s Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2007)

	.18	Form of Assumption Agreement among Moody’s Corporation, JP Morgan Chase Bank, as administrative agent, and each lender signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 3, 2007)

	.19†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 26, 2010)

	.20	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.21	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

MOODY’S 2010 10-K	107

S-K EXHIBIT NUMBER

	.22	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.23	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.24	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.25	Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002)

	.26†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

.27†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed
November 3, 2004)

	.28†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on December 15, 2009) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 26, 2010)

	.29†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.30†	Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2006)

	.31	Agreement of Lease, dated September 7, 2006, between Moody’s Corporation and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2006)

	.32	Agreement for Lease, dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited and CW Leasing DS7F Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.33	Agreement for Lease, dated February 6, 2008, among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.34	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

	.35	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.36†	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

108	MOODY’S 2010 10-K

S-K EXHIBIT NUMBER

	.37†	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)
	.38†	Moody’s Corporation Retirement Account, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.39†	First Amendment to the Moody’s Corporation Retirement Account (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 2, 2010)

	.40†	Second Amendment to the Moody’s Corporation Retirement Account (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 2, 2010)

	.41†*	Third Amendment to the Moody’s Corporation Retirement Account.

	.42†	Profit Participation Plan of Moody’s Corporation, amended and restated as of January 1, 2007 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.43†*	Third Amendment to the Profit Participation Plan of Moody’s Corporation.

	.44†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.45†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.46†	Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 4, 2008)

	.47	Moody’s Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 20, 2010)

	.48†*	Form of Performance Share Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan.

21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of December 31, 2010

23	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	.1*	Consent of KPMG LLP

31	CERTIFICATIONS 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

101	XBRL – RELATED DOCUMENTS

.DEF** XBRL Definitions Linkbase Document

.INS** XBRL Instance Document

.SCH** XBRL Taxonomy Extension Schema Document

.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

.LAB** XBRL Taxonomy Extension Labels Linkbase Document

.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010

†	Management contract of compensatory plan or arrangement

MOODY’S 2010 10-K	109