Form 10-Q
period 2011-03-31
MOODYS CORP /DE/
filed 2011-05-04
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2011
Common Stock, par value $0.01 per share	227.8 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Corporate Family Ratings	Rating opinion of a corporate family’s ability to honor all of its financial obligations which is assigned to the corporate family as if it had a single class of debt and a single consolidated legal entity structure. This rating is often issued in connection with ratings of leveraged finance transactions

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

TERM	DEFINITION

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ESMA	European Securities and Market Authority

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Eurosystem	The monetary authority of the Eurozone, the collective of European Union member states that have adopted the euro as their sole official currency. The Eurosystem consists of the European Central Bank and the central banks of the member states that belong to the Eurozone

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FCIC	Financial Crisis Inquiry Commission; commission appointed by the United States government with the goal of investigating the causes of the financial crisis of 2007-2010

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

TERM	DEFINITION

G-8	The finance minister and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and ECB

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

Indenture	Indenture and supplemental indenture dated August 19, 2010, relating to the 2010 Senior Notes

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008; which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, and 2010 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

TERM	DEFINITION

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PSI	The U.S. Senate’s Permanent Subcommittee on Investigations

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

TALF	A Federal Reserve credit facility authorized under section 13(3) of the Federal Reserve Act. The TALF was intended to make credit available to consumers and businesses on more favorable terms by facilitating the issuance of asset-backed securities (ABS) and improving the market conditions for ABS more generally. The TALF expired in 2010.

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

TERM	DEFINITION

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the Indenture

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$577.1	$476.6

Expenses
Operating	160.8	135.9
Selling, general and administrative	148.5	128.8
Restructuring	—	(0.7)
Depreciation and amortization	17.7	15.8

Total Expenses	327.0	279.8

Operating Income	250.1	196.8

Non-operating (expense) income, net
Interest (expense) income, net	(18.2)	(13.3)
Other non-operating (expense) income, net	3.3	(1.0)

Total non-operating (expense) income, net	(14.9)	(14.3)

Income before provisions for income taxes	235.2	182.5
Provision for income taxes	78.1	67.8

Net income	157.1	114.7
Less: Net income attributable to noncontrolling interests	1.6	1.3

Net income attributable to Moody’s	$155.5	$113.4

Earnings per share attributable to Moody’s common shareholders
Basic	$0.68	$0.48

Diluted	$0.67	$0.47

Weighted average number of shares outstanding
Basic	228.9	236.9

Diluted	231.4	239.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, expect share and per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$719.5	$659.6
Short-term investments	6.7	12.7
Accounts receivable, net of allowances of $29.7 in 2011 and $33.0 in 2010	503.4	497.5
Deferred tax assets, net	42.2	45.3
Other current assets	67.8	127.9

Total current assets	1,339.6	1,343.0
Property and equipment, net of accumulated depreciation of $214.3 in 2011 and $200.8 in 2010	324.6	319.3
Goodwill	463.3	465.5
Intangible assets, net	167.7	168.8
Deferred tax assets, net	176.5	187.9
Other assets	52.7	55.8

Total assets	$2,524.4	$2,540.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$273.9	$414.4
Commercial paper	—	—
Current portion of long-term debt	13.1	11.3
Deferred revenue	554.0	508.1

Total current liabilities	841.0	933.8
Non-current portion of deferred revenue	95.3	96.6
Long-term debt	1,221.1	1,228.3
Deferred tax liabilities, net	35.0	36.9
Unrecognized tax benefits	193.0	180.8
Other liabilities	362.2	362.3

Total liabilities	2,747.6	2,838.7
Contingencies (Note 11)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2011 and December 31, 2010, respectively.	3.4	3.4
Capital surplus	367.2	391.5
Retained earnings	3,892.1	3,736.2
Treasury stock, at cost; 115,142,263 and 112,116,581 shares of common stock at March 31, 2011 and December 31, 2010, respectively	(4,485.2)	(4,407.3)
Accumulated other comprehensive loss	(9.4)	(33.4)

Total Moody’s shareholders’ deficit	(231.9)	(309.6)
Noncontrolling interests	8.7	11.2

Total shareholders’ deficit	(223.2)	(298.4)

Total liabilities and shareholders’ deficit	$2,524.4	$2,540.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$157.1	$114.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	17.7	15.8
Stock-based compensation expense	16.0	14.8
Excess tax benefits from stock-based compensation plans	(2.8)	(3.0)
Changes in assets and liabilities:
Accounts receivable	(2.0)	13.5
Other current assets	63.5	6.6
Other assets	16.4	(12.5)
Accounts payable and accrued liabilities	(108.1)	(44.8)
Restructuring	(0.1)	(3.2)
Deferred revenue	41.4	44.2
Unrecognized tax benefits	12.2	8.7
Other liabilities	(10.4)	9.3

Net cash provided by operating activities	200.9	164.1

Cash flows from investing activities
Capital additions	(19.6)	(16.2)
Purchases of short-term investments	(5.7)	(7.3)
Sales and maturities of short-term investments	12.0	9.9

Net cash used in investing activities	(13.3)	(13.6)

Cash flows from financing activities
Issuance of commercial paper	—	788.3
Repayments of commercial paper	—	(860.0)
Repayments of notes	(1.9)	—
Net proceeds from stock-based compensation plans	11.9	12.5
Cost of treasury shares repurchased	(127.6)	(29.9)
Excess tax benefits from stock-based compensation plans	2.8	3.0
Payment of dividends	(26.3)	(24.9)
Payment of dividends to noncontrolling interests	(4.0)	(0.6)
Payments under capital lease obligations	—	(0.3)

Net cash used in financing activities	(145.1)	(111.9)
Effect of exchange rate changes on cash and cash equivalents	17.4	(16.1)

Net increase in cash and cash equivalents	59.9	22.5
Cash and cash equivalents, beginning of the period	659.6	473.9

Cash and cash equivalents, end of the period	$719.5	$496.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software and (iv) quantitative credit risk measures, credit portfolio management solutions, training, and financial credentialing and certification services. The Company has two reportable segments: MIS and MA. The MIS segment publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS’s ratings to support the distribution of their debt issues to investors. The MA segment, which contains all non-rating commercial activities of the Company, develops a wide range of products and services that support the credit risk management activities of institutional participants in global financial markets. These offerings include quantitative credit risk scores, credit processing software, economic research, analytical models, financial data, specialized advisory and training services and financial credentialing and certification services. MA also distributes investor-oriented research and data developed by MIS as part of its rating process, including in-depth research on major debt issuers, industry studies and commentary on topical events.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2010 annual report on Form 10-K filed with the SEC on February 28, 2011. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Stock compensation cost	$16.0	$14.8
Tax benefit	$5.6	$5.9

During the first quarter of 2011, the Company granted 0.6 million employee stock options, which had a weighted average grant date fair value of $12.45 per share based on the Black-Scholes option-pricing model. The Company also granted 1.4 million shares of restricted stock in the first quarter of 2011, which had a weighted average grant date fair value of $30.03 per share and generally vest ratably over a four-year-period. Additionally, the Company granted approximately 0.4 million shares of restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three year period. The weighted average grant date fair value of these awards was $28.67 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2011:

Expected dividend yield	1.53%
Expected stock volatility	41%
Risk-free interest rate	3.34%
Expected holding period	7.6 yrs
Grant date fair value	$12.45

Unrecognized compensation expense at March 31, 2011 was $33.2 million and $66.2 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.6 years and 1.9 years, respectively. Additionally, there was $16.3 million of unrecognized compensation expense relating to the aforementioned non-market based performance awards which is expected to be recognized over a weighted average period of 1.3 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
Stock option exercises:	2011	2010
Proceeds from stock option exercises	$17.2	$16.2
Aggregate intrinsic value	$7.5	$8.4
Tax benefit realized upon exercise	$3.0	$3.4

	Three Months Ended March 31,
Restricted stock vesting:	2011	2010
Fair value of shares vested	$18.3	$12.3
Tax benefit realized upon vesting	$6.8	$4.6

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 33.2% and 37.2% for the three months ended March 31, 2011 and 2010, respectively. The decrease was primarily due to a higher proportion of taxable income generated internationally in lower tax jurisdictions and a reduction in U.S. state income taxes.

The Company classifies interest related to UTBs in interest (expense) income, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the first quarter of 2011, the Company had an overall increase in its UTBs of $12.2 million ($9.4 million, net of federal tax benefit).

Prepaid taxes of $27.0 million and $82.3 million at March 31, 2011 and December 31, 2010, respectively, are included in other current assets in the consolidated balance sheets.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. Moody’s U.S. federal tax returns filed for the years 2007 through 2009 remain subject to examination by the IRS. The Company’s tax filings in New York State for the years 2004 through 2007 are currently under examination. The income tax returns for 2008 and 2009 remain open to examination for both New York State and New York City. Tax filings in the U.K. for 2006 are currently under examination by the U.K. taxing authorities and for 2007 through 2009 remain open to examination.

For ongoing audits, it is possible the balance of UTBs could decrease in the next twelve months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which could necessitate increases to the balance of UTBs. As the Company is unable to predict the timing or outcome of these audits, it is therefore unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years by tax jurisdiction in accordance with the applicable provisions of topic 740 of the ASC regarding UTBs. Additionally, the Company is seeking tax rulings on certain tax positions that, if granted, could decrease the balance of UTBs over the next twelve months however; due to the uncertainty involved with this process, the Company is unable to estimate the amount of changes to the balance of UTBs at this time.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,
	2011	2010
Basic	228.9	236.9
Dilutive effect of shares issuable under stock-based compensation plans	2.5	2.2

Diluted	231.4	239.1

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	13.7	16.4

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2011 and 2010. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to three months and one month to six months as of March 31, 2011 and December 31, 2010, respectively. Interest and dividends are recorded into income when earned.

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

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. Accordingly, the fair value of the swaps is reported in other liabilities in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010. Also, the changes in the fair value of the underlying debt are reported as a reduction of the carrying amount of the Series 2005-1 Notes at March 31, 2011 and December 31, 2010. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest income (expense), net in the Company’s consolidated statement of operations. The net interest income recognized in interest income (expense), net within the Company’s consolidated statement of operations on these swaps was $1.1 million in the three months ended March 31, 2011.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 10. These interest rate swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps are recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts are reclassified to earnings in the same period during which the hedged transaction affects income.

Foreign Exchange Forwards and Options

The Company engaged in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts were utilized to hedge exposures related to changes in FX rates. As of March 31, 2011 and December 31, 2010, these FX options and forward exchange contracts have matured and all realized gains and losses have been reclassified from AOCI into earnings. These FX options and forward exchange contracts were designated as cash flow hedges.

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the entity’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the entity’s functional currency. These contracts have expiration dates at various times through June 2011. The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2011	December 31, 2010
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$18.8	$11.7
Contracts to sell USD for euros	$63.8	$55.5
Contracts to purchase USD with GBP	$18.1	$—
Contracts to sell USD for GBP	$31.4	$20.7
Contracts to purchase USD with other foreign currencies	$10.4	$5.4
Contracts to sell USD for other foreign currencies	$18.8	$19.5
Contracts to purchase euros with other foreign currencies	€10.6	€10.5
Contracts to purchase euros with GBP	€8.4	€—
Contracts to sell euros for GBP	€19.1	€14.0

The net gains (losses) on these instruments recognized in other non-operating income (expense), net in the Company’s consolidated statements of operations was $3.2 million and $(4.9) million in the three months ended March 31, 2011 and 2010, respectively.

The tables below show the classification between assets and liabilities on the Company’s consolidated balance sheets of the fair value of derivative instruments as well as information on the gains/(losses) on those instruments:

	Fair Value of Derivative Instruments
	Asset		Liability
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Derivatives designated as accounting hedges:
Interest rate swaps	$—	$—	$14.6	$12.2

Total derivatives designated as accounting hedges	—	—	14.6	12.2
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	3.5	2.0	1.6	0.7

Total	$3.5	$2.0	$16.2	$12.9

The fair value for interest rate swaps is included in other liabilities in the consolidated balance sheets at March 31, 2011 and December 31, 2010. The fair value of the FX forwards is included in other current assets and account payable and accrued liabilities as of March 31, 2011 and December 31, 2010. All of the above derivative instruments are valued using Level 2 inputs as defined in Topic 820 of the ASC. A Level 2 input is an input other than a quoted market price that is observable for the asset or liability, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
FX options	$—	$0.1	Revenue	$(0.2)	$(0.2)	Revenue	$—	$—
Interest rate swaps	—	(1.2)	Interest Expense	(0.7)	(0.8)	N/A	—	—

Total	$—	$(1.1)		$(0.9)	$(1.0)		$—	$—

All gains and losses on derivatives designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for FX options and into interest (expense) income, net for the interest rate swaps) as the underlying transaction is recognized.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	March 31, 2011	December 31, 2010
FX options	$—	$(0.2)
Interest rate swaps	(4.7)	(5.4)

Total	$(4.7)	$(5.6)

NOTE 7. ACQUISITIONS

The acquisition described below was accounted for using the purchase method of accounting whereby the purchase price is allocated first to the net assets of the acquired entity based on the fair value of its net assets. Any excess of the purchase price over the fair value of the net assets acquired is recorded to goodwill. The acquisition is discussed below in more detail.

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

The aggregate purchase price was $151.4 million in net cash payments to the sellers. There is a 2.5 million Canadian dollar contingent cash payment which is dependent upon the achievement of a certain contractual milestone by January 2016. The Company has recognized the fair value of the contingent payment of $2.0 million as a long-term liability at the acquisition date using a discounted cash flow methodology which assumes that the entire 2.5 million Canadian dollar payment will be made by January 2016. This methodology is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Subsequent fair value changes, which will be measured quarterly, up to the ultimate amount paid, will be recognized in earnings. The change in fair value of the contingent payment in the first quarter of 2011 was de minimis. The purchase price was funded with cash on hand.

The near term impact to operations and cash flow from this acquisition is not expected to be material to the Company’s consolidated financial statements.

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2011			Year ended December 31, 2010
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning Balance	$11.4	$454.1	$465.5	$11.1	$338.1	$349.2
Additions/adjustments	—	—	—	—	104.6	104.6
FX translation	0.4	(2.6)	(2.2)	0.3	11.4	11.7

Ending balance	$11.8	$451.5	$463.3	$11.4	$454.1	$465.5

The 2010 additions/adjustments for the MA segment in the table above relate to the acquisition of CSI in November 2010, more fully discussed in Note 7, above.

Acquired intangible assets and related amortization consisted of:

	March 31,	December 31,
	2011	2010
Customer relationships	$147.2	$145.1
Accumulated amortization	(51.5)	(49.2)

Net customer relationships	95.7	95.9

Trade secrets	31.6	31.4
Accumulated amortization	(11.6)	(10.9)

Net trade secrets	20.0	20.5

Software	56.9	54.8
Accumulated amortization	(22.3)	(20.3)

Net software	34.6	34.5

Other	37.9	37.5
Accumulated amortization	(20.5)	(19.6)

Net other	17.4	17.9

Total acquired intangible assets, net	$167.7	$168.8

Other intangible assets primarily consist of databases, trade names and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2011	2010
Amortization Expense	$4.8	$4.0

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2011 (after March 31,)	$14.2
2012	18.5
2013	18.3
2014	14.8
2015	13.7
Thereafter	88.2

Intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the three months ended March 31, 2011 and 2010, there were no impairments to goodwill or intangible assets.

NOTE 9. PENSION AND OTHER POST-RETIRMENT BENEFITS

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

Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008. New U.S. employees will instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan formulas.

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Post- Retirement Plans
	2011	2010	2011	2010
Components of net periodic expense
Service cost	$3.7	$3.5	$0.3	$0.2
Interest cost	3.2	3.1	0.2	0.2
Expected return on plan assets	(3.0)	(2.7)	—	—
Amortization of net actuarial loss from earlier periods	1.1	0.8	—	—
Amortization of net prior service costs from earlier periods	0.2	0.2	—	—

Net periodic expense	$5.2	$4.9	$0.5	$0.4

In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the related reconciliation measure, which modifies certain provisions of the Act, were signed into law. The Act repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy. This provision of the Act is effective for taxable years beginning after December 31, 2010 and the reconciliation measure delays the aforementioned repeal of the drug coverage expense reduction by two years to December 31, 2012. The Company has accounted for the enactment of the two laws in the first quarter of 2010, for which the impact to the Company’s income tax expense and net income was immaterial.

The Company contributed $13.6 million to its U.S. funded pension plan and made payments of $1.8 million related to its unfunded U.S. DBPPs and $0.1 million to its U.S. other post-retirement plans, respectively during the three months ended March 31, 2011. The Company presently anticipates making additional payments of $9.6 million related to its unfunded U.S. DBPPs and $0.6 million to its U.S. other post-retirement plans during the remainder of 2011.

NOTE 10. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31,	December 31,
	2011	2010
2007 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015, net of fair value of interest rate swap of $7.2 million at 2011 and $3.7 million at 2010	292.8	296.3
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $3.0 million in both 2011 and 2010	497.0	497.0
2008 Term Loan, various payments through 2013	144.4	146.3

Total debt	1,234.2	1,239.6
Current portion	(13.1)	(11.3)

Total long-term debt	$1,221.1	$1,228.3

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2011 (after March 31,)	$9.4	$—	$9.4
2012	71.2	—	71.2
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0

Total	$144.4	$300.0	$444.4

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which converted the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate. Also, on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Both of these interest rate swaps are more fully discussed in Note 6 above.

At March 31, 2011, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2011, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Expense on borrowings	$(16.4)	$(10.8)
Income	1.0	0.6
Expense on UTBs and other tax related liabilities	(3.6)	(3.5)
Capitalized	0.8	0.4

Total interest expense, net	$(18.2)	$(13.3)

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost net of the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$292.8	$311.2	$296.3	$310.6
Series 2007-1 Notes	300.0	323.6	300.0	321.3
2010 Senior Notes	497.0	509.8	497.0	492.1
2008 Term Loan	144.4	144.4	146.3	146.3

Total	$1,234.2	$1,289.0	$1,239.6	$1,270.3

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

In addition, the Company is facing litigation from market participants relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last several years.

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

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the U.S. District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011.

MA is cooperating with an investigation by the SEC concerning services provided by that unit to certain financial institutions in connection with the valuations used by those institutions with respect to certain financial instruments held by such institutions.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2011, Moody’s has recorded liabilities for Legacy Tax Matters totaling $59.7 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. As of March 31, 2011, Moody’s liability with respect to this matter totaled $57.7 million.

In 2005, settlement agreements were executed with the IRS with respect to certain Legacy Tax Matters related to the years 1989-1990 and 1993-1996. With respect to these settlements, Moody’s and New D&B believed that IMS Health and NMR did not pay their full share of the liability to the IRS under the terms of the applicable separation agreements between the parties. Moody’s and New D&B subsequently paid these amounts to the IRS and commenced arbitration proceedings against IMS Health and NMR to resolve this dispute. Pursuant to these arbitration proceedings, the Company received $10.8 million ($6.5 million as a reduction of interest expense and $4.3 million as a reduction of tax expense) in 2009. The aforementioned settlement payment resulted in net income benefits of $8.2 million in 2009. The Company continues to carry a $2 million liability for this matter.

NOTE 12. COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

The components of total comprehensive income, net of tax, are as follows:

	Three Months Ended March 31,
	2011			2010
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$155.5	$1.6	$157.1	$113.4	$1.3	$114.7

Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $0.4 million and $0.8 million in 2011 and 2010, respectively)	0.7	—	0.7	—	—	—

FX translation (net of tax of nil and $20.4 million in 2011 and 2010, respectively)	22.5	0.4	22.9	(44.8)	0.3	(44.5)

Amortization and recognition of actuarial losses and prior service costs (net of tax of $0.6 million and $0.7 million in 2011 and 2010, respectively)	0.8	—	0.8	0.3	—	0.3

Total comprehensive income	$179.5	$2.0	$181.5	$68.9	$1.6	$70.5

The following table summarizes the activity in the Company’s noncontrolling interests:

	Three Months Ended March 31,
	2011	2010
Beginning Balance	$11.2	$10.1
Net income attributable to noncontrolling interests	1.6	1.3
Dividends declared to noncontrolling interests	(4.5)	(4.1)
FX translation	0.4	0.3

Ending Balance	$8.7	$7.6

NOTE 13. SEGMENT INFORMATION

The Company operates in two reportable segments: MIS and MA.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment license fee charged to MIS from MA for certain MA products and services used in MIS’s ratings process. Additionally, overhead costs and corporate expenses of the Company are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal. Beginning on January 1, 2011, the Company refined its methodology for allocating the aforementioned overhead and corporate costs to its segments. The refined methodology is reflected in the segment results for the quarter ended March 31, 2011 and accordingly, the segment results for the quarter ended March 31, 2010 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment royalty/license revenue/expense.

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three month periods ended March 31, 2011 and 2010, and total assets by segment as of March 31, 2011 and December 31, 2010.

Financial Information by Segment

	Three Months Ended March 31,
	2011				2010
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$428.6	$167.1	$(18.6)	$577.1	$350.8	$143.4	$(17.6)	$476.6
Expenses:
Operating, SG&A	200.1	127.8	(18.6)	309.3	177.4	104.9	(17.6)	264.7
Restructuring	—	—	—	—	(0.5)	(0.2)	—	(0.7)

Depreciation and amortization	8.7	9.0	—	17.7	8.2	7.6	—	15.8

Total	208.8	136.8	(18.6)	327.0	185.1	112.3	(17.6)	279.8

Operating income	$219.8	$30.3	$—	$250.1	$165.7	$31.1	$—	$196.8

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended March 31,
	2011	2010
MIS:
Corporate finance (CFG)	$181.8	$126.4
Structured finance (SFG)	89.4	71.5
Financial institutions (FIG)	76.9	76.2
Public, project and infrastructure finance (PPIF)	64.5	61.4

Total external revenue	412.6	335.5
Intersegment royalty	16.0	15.3

Total	428.6	350.8

MA:
Research, data and analytics (RD&A)	109.6	104.6
Risk management software (RMS)	39.6	33.3
Professional services	15.3	3.2

Total external revenue	164.5	141.1
Intersegment license fee	2.6	2.3

Total	167.1	143.4

Eliminations	(18.6)	(17.6)

Total MCO	$577.1	$476.6

Consolidated Revenue Information by Geographic Area:
United States	$301.4	$254.6

International:
EMEA	183.3	153.5
Other	92.4	68.5

Total International	275.7	222.0

Total	$577.1	$476.6

Total Assets by Segment:

	March 31, 2011				December 31, 2010
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated

Total Assets	$775.6	867.6	881.2	$2,524.4	$639.0	910.0	991.3	$2,540.3

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has fully adopted all provisions of this ASU as of January 1, 2011 and the implementation did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 15. SUBSEQUENT EVENT

On April 26, 2011, the Board approved the declaration of a quarterly dividend of $0.14 per share of Moody’s common stock, payable on June 10, 2011 to shareholders of record at the close of business on May 20, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 49 for a discussion of uncertainties, risks and other factors associated with these statements.

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

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. The RD&A business also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its RMS business, MA provides both economic and regulatory capital risk management software solutions. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing services.

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other post-retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2010, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Operating Segments

The Company reports in two reportable segments: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business – corporate finance, structured finance, financial institutions and public, project and infrastructure finance – that generate revenue principally from fees for the assignment and monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment consists of three lines of business – research, data and analytics; risk management software; and professional services – that develop a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its research, data and analytics business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. RD&A also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its risk management software business, MA provides both economic and regulatory capital risk management software and implementation services. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing services.

The following is a discussion of the results of operations of the Company and these segments, including the intersegment royalty revenue for MIS and expense incurred by MA for the rights to use and distribute content, data and products developed by MIS. The discussion also includes intersegment license revenue charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. Additionally, overhead costs and corporate expenses of the Company are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources, information technology and legal. Beginning on January 1, 2011, the Company refined its methodology for allocating the aforementioned overhead and corporate costs to its segments. The refined methodology is reflected in the segment results for the quarter ended March 31, 2011 and accordingly, the segment results for the quarter ended March 31, 2010 have been reclassified to conform to the new presentation.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010

Executive Summary

Moody’s revenue for the first quarter of 2011 totaled $577.1 million, an increase of $100.5 million compared to the same period in 2010. Total expenses were $327.0 million, an increase of $47.2 million compared to the first quarter of 2010. Operating income of $250.1 million in the first quarter of 2011 increased $53.3 million compared to the same period in the prior year. Diluted EPS of $0.67 for the first quarter of 2011 increased $0.20 over the prior year period.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
United States	$301.4	$254.6	18%

International:
EMEA	183.3	153.5	19%
Other	92.4	68.5	35%

Total International	275.7	222.0	24%

Total	577.1	476.6	21%

Expenses:
Operating	160.8	135.9	(18%)
SG&A	148.5	128.8	(15%)
Restructuring	—	(0.7)	(100%)
Depreciation and amortization	17.7	15.8	(12%)

Total	327.0	279.8	(17%)

Operating income	$250.1	$196.8	27%

Interest (expense) income, net	$(18.2)	$(13.3)	(37%)
Other non-operating (expense) income, net	$3.3	$(1.0)	NM
Net income attributable to Moody’s	$155.5	$113.4	37%

Global revenue of $577.1 million in the first quarter of 2011 increased $100.5 million compared to the same period in 2010 reflecting good growth in both segments. The increase in ratings revenue compared to the first quarter of 2010 reflects strong issuance activity within the corporate finance sector, good growth in the assignment of ratings across most asset classes within international structured finance and certain price increases within MIS. The growth in MA revenue reflects higher revenue across all LOBs and includes revenue from CSI which was acquired in the fourth quarter of 2010. Transaction revenue accounted for 49% of global MCO revenue in the first quarter of 2011, compared to 41% in the same period of the prior year. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from the professional services line of business which offers credit risk management advisory and training services, which are typically sold on a per-engagement basis.

U.S. revenue increased $46.8 million over 2010, primarily reflecting higher corporate finance rated issuance volumes in the first quarter of 2011. This growth was primarily due to strong rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt, compared to the prior year period.

Non-U.S. revenue increased $53.7 million over 2010, reflecting growth in all LOBs within both segments. The increase in non-U.S. ratings revenue primarily reflects growth across most asset classes within SFG as well as good growth in rated issuance volumes for speculative-grade corporate debt and infrastructure finance issuance primarily from within the EMEA region. The increase in non-U.S. MA revenue reflects growth across all LOBs, most notably in professional services, where more than half of the growth for this LOB is attributed to the acquisition of CSI in the fourth quarter of 2010.

The table below shows Moody’s global staffing by geographic area:

	March 31,		% Change
	2011	2010
United States	2,347	2,162	9%
International	2,167	1,867	16%

Total	4,514	4,029	12%

Operating expenses were $160.8 million in the first quarter of 2011, an increase of $24.9 million from the same period in 2010 and reflected both higher compensation and non-compensation costs. Compensation costs increased approximately $18 million from the prior year reflecting higher salaries and related employee benefits which has resulted from increases in headcount in both the MIS and MA segments coupled with annual merit increases. Additionally, there was approximately $5 million higher incentive compensation resulting from increased headcount and greater achievement against targeted results compared to the prior year period. Non-compensation costs have increased approximately $6 million over the first quarter of 2010 reflecting higher professional service costs resulting from the Company’s ongoing investments in technology infrastructure as well as higher travel-related costs which are correlated with continued improving business conditions in both segments.

SG&A expenses of $148.5 million in the first quarter of 2011 increased $19.7 million from the same period in 2010. Compensation costs increased approximately $15 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in support areas such as compliance and IT. Additionally, there was approximately $3 million higher incentive compensation costs compared to 2010 reflecting increased headcount and greater achievement against targeted results compared to the achievement of targeted results in the prior year period. Non-compensation expenses increased approximately $4 million over the prior year primarily reflecting higher professional service costs relating to ongoing investments in technology infrastructure partially offset by lower legal and litigation-related costs.

Operating income of $250.1 million, was up $53.3 million from the same period in 2010, reflecting the 21% increase in revenue exceeding the 17% increase in operating expenses.

Interest (expense) income, net for the three months ended March 31, 2011 was ($18.2) million, a $4.9 million increase in expense compared to the same period in 2010. This increase is primarily due to higher expense on borrowings reflecting interest on the 2010 Senior Notes issued in the third quarter of 2010 partially offset by lower interest expense on the Series 2005-1 Notes resulting from benefits on interest rate swaps entered into in the fourth quarter of 2010 to convert the fixed rate of interest on the notes to a floating LIBOR-based rate.

Other non-operating (expense) income, net of $3.3 million in the first three months of 2011 increased $4.3 million compared to the same period in 2010. The increase in income reflects FX gains of approximately $2 million which primarily resulted from the strengthening of the euro to the British pound in the first three months of 2011 compared to FX losses of approximately $1 million in the prior year period.

Moody’s ETR was 33.2% in the first quarter of 2011, down from 37.2% in 2010. The decrease in the ETR reflects a higher proportion of taxable income generated internationally in lower tax jurisdictions as well as lower U.S. state income taxes.

Net Income for the three months ended March 31, 2011 was $155.5 million, or $0.67 per diluted share, and increased $0.20 per diluted share, compared to the same period in 2010. The increase over the prior year reflects higher Net Income coupled with fewer diluted shares outstanding compared to the first quarter of 2010.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Corporate finance (CFG)	$181.8	$126.4	44%
Structured finance (SFG)	89.4	71.5	25%
Financial institutions (FIG)	76.9	76.2	1%
Public, project and infrastructure finance (PPIF)	64.5	61.4	5%

Total external revenue	412.6	335.5	23%
Intersegment royalty	16.0	15.3	5%

Total MIS Revenue	428.6	350.8	22%
Expenses:
Operating and SG&A (including intersegment expenses)	200.1	177.4	(13%)
Restructuring	—	(0.5)	(100%)
Depreciation and amortization	8.7	8.2	(6%)

Total	208.8	185.1	(13%)

Operating income	$219.8	$165.7	33%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $412.6 million for the three months ended March 31, 2011, increased $77.1 million compared to the same period in 2010. The increase reflects strong growth over 2010 in rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt. Additionally, there was growth across most asset classes within SFG compared to challenging conditions in the securitization markets in the prior year. Furthermore, the revenue growth over the first quarter of 2010 relates to certain pricing increases that reflect alignment of price with value creation and the Company’s enhanced commitment to monitoring and surveillance functions. Transaction revenue for MIS in the first three months of 2011 was 62% of total revenue compared to 55% in 2010, with the increase primarily reflecting the aforementioned growth in rated issuance in the CFG and SFG LOBs.

In the U.S., revenue was $230.0 million in the first quarter of 2011, an increase of $40.8 million, or 22%, compared to the same period in 2010. The increase was primarily due to strong rated issuance volumes for high-yield corporate debt and bank loans as well as growth in rated issuance for investment-grade corporate debt. Additionally, there was higher rated issuance volumes in the REIT and CMBS asset classes within SFG compared to the first quarter of 2010.

Non-U.S. revenue was $182.6 million in the first quarter of 2011, an increase of $36.3 million, or 25%, compared to the same period in the prior year. The increase reflects growth in the EMEA region in rated issuance volumes across most asset classes within SFG as well as good growth in issuance for high-yield corporate debt and Indicative Ratings in CFG and infrastructure finance in PPIF. Changes in FX translation rates had an approximate $2 million favorable impact on non-U.S. MIS revenue in the first quarter of 2011.

Global CFG revenue of $181.8 million in the first quarter of 2011 increased $55.4 million from the same period in 2010, primarily reflecting strong growth in rated issuance volumes for high-yield corporate bonds and bank loans, good growth in investment-grade corporate debt rated issuance and price increases. Transaction revenue represented 76% of total CFG revenue in the first quarter of 2011, compared to 71% in the prior year period. In the U.S., revenue in the first quarter of 2011 was $120.7 million, or 52% higher than the same period in 2010. The increase is primarily due to growth in rated issuance for high-yield corporate debt and bank loans which reflects continued low credit spreads for these securities indicating increased investor confidence in the high-yield markets and the current low interest rate environment. Additionally, the growth over the first quarter of 2010 reflected higher investment-grade corporate debt issuance relating to issuers taking advantage of the current low interest rate environment to refinance existing borrowings as well as an increase in issuance to fund merger and acquisition-related activity. Internationally, revenue of $61.1 million in the first quarter of 2011 increased $14.3 million compared to the same period in 2010, driven by rated issuance growth in speculative-grade corporate debt in the EMEA region reflecting the aforementioned narrowing credit spreads and increased investor confidence in the high-yield markets. Additionally, the increase over the first quarter of 2010 reflects strong global growth in Indicative Ratings and Corporate Family Ratings as well as rating assessments. Favorable changes in FX translation rates had an approximate $1 million impact on international CFG revenue in the first quarter of 2011.

Global SFG revenue of $89.4 million in the first quarter of 2011 increased $17.9 million compared to the same period in 2010, primarily reflecting growth in most asset classes internationally, resulting in transaction revenue increasing to 54% of total SFG revenue in the first quarter of 2011 compared to 41% in the prior year period. In the U.S., revenue of $41.0 million increased $4.2 million compared to the first quarter of 2010, reflecting good growth in REIT and CMBS rated issuance volumes due to the current low interest rate environment and narrow credit spreads for these asset classes. This increase was partially offset by declines in consumer asset-backed securities compared to a robust prior year period where issuance was supported by the TALF program which expired in March 2010. Non-U.S. revenue in the first quarter of 2011 of $48.4 million increased $13.7 million compared to the same period in the prior year, reflecting growth across most asset classes within the EMEA region, most notably in the ABS and RMBS sectors. These increases reflect issuers coming to market ahead of regulatory changes implemented by the ECB in March 2011 which required two ratings for asset-backed securities that may be used as collateral in Eurosystem credit operations. Favorable changes in FX translation rates had an approximate $1 million impact on international SFG revenue in the first quarter of 2011.

Global FIG revenue of $76.9 million in the first quarter of 2011 was flat compared to the same period in 2010 with modest growth in banking and insurance-related revenue, primarily reflecting the aforementioned price increases, offset by lower rated issuance volumes for managed investments. Transaction revenue was 43% of total FIG revenue in the quarter ended March 31, 2011, unchanged from the same period in 2010. In the U.S., revenue of $31.4 million in the first quarter of 2011 decreased $0.5 million compared to the prior year. The decline over the prior year was driven by lower revenue from rating managed investments which potentially relates to regulatory reform and forthcoming rating methodology changes for these types of securities. Outside the U.S., revenue in the first quarter of 2011 was $45.5 million, or $1.2 million higher than in the prior year, and was primarily due to modest growth in banking revenue in the Asia and Americas regions coupled with higher insurance-related rated issuance in EMEA. These increases were partially offset by a decline in rated issuance for managed investments.

Global PPIF revenue was $64.5 million in the first quarter of 2011, an increase of $3.1 million compared to the same period in 2010, primarily reflecting increases in infrastructure finance rated issuance and pricing increases, partially offset by declines in U.S. public finance issuance. Revenue generated from new transactions was 55% of total PPIF revenue in the first quarter of 2011, unchanged from the prior year period. In the U.S., revenue for the three months ended March 31, 2011 of $36.9 million decreased $4.0 million over the prior year primarily due to lower public finance rated issuance volumes reflecting declines in state and local government spending. Additionally, the decrease in U.S. public finance rated issuance volumes was caused by the expiration of the Build America Bond Program in the fourth quarter of 2010 which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009. Outside the U.S., PPIF revenue increased 35% compared to the first quarter of 2010 due to strong growth in rated issuance volumes in EMEA infrastructure finance reflecting issuers taking advantage of the favorable credit market conditions to refinance existing debt and fund capital expenditure needs.

Operating and SG&A expenses in the first quarter of 2011 increased $22.7 million compared to the same period in 2010 and reflected increases in compensation and non-compensation costs of approximately $19 million and $4 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases, modest headcount growth in the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, there was higher incentive compensation due to an increase in headcount and greater achievement against targeted results in the first quarter of 2011 compared to the achievement against targets for the same period in 2010. The increase in non-compensation expenses primarily reflects higher T&E due to improving business conditions as well as higher costs resulting from the Company’s continued investment in improving IT infrastructure coupled with higher technology-related license fees.

Operating income in the first quarter of 2011 of $219.8 million, which includes intersegment royalty revenue and intersegment license expense, increased $54.1 million from the same period in 2010 and reflects the 22% increase in total MIS revenue outpacing the 13% increase in total operating expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Research, data and analytics (RD&A)	$109.6	$104.6	5%
Risk management software (RMS)	39.6	33.3	19%
Professional services	15.3	3.2	378%

Total external revenue	164.5	141.1	17%

Intersegment license fees	2.6	2.3	13%

Total MA Revenue	167.1	143.4	17%
Expenses:
Operating and SG&A (including intersegment expenses)	127.8	104.9	(22%)
Restructuring	—	(0.2)	(100%)
Depreciation and amortization	9.0	7.6	(18%)

Total	136.8	112.3	(22%)

Operating income	$30.3	$31.1	(3%)

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $23.4 million compared to the first quarter of 2010, with over 74% of the growth generated internationally, and reflected revenue from CSI which was acquired in the fourth quarter of 2010. Recurring revenue comprised 83% of total MA revenue in the first quarter of 2011 compared to 92% in the same period of the prior year.

In the U.S., revenue of $71.4 million in the first quarter of 2011 increased $6.0 million, reflecting growth in RD&A and RMS. International revenue of $93.1 million for the three months ended March 31, 2011 was $17.4 million higher than the same period in 2010, and reflected growth across all LOBs, most notably in professional services which includes revenue from the CSI acquisition completed in the fourth quarter of 2010.

Global RD&A revenue, which comprised over 66% of MA revenue in both the first quarter ended March 31, 2011 and 2010, increased $5.0 million over the prior year. The increase reflects greater demand for products that support analysis for investment and commercial credit applications and also the gradual stabilization among capital markets customers as disruption from the global financial crisis recedes. Global RMS revenue in the first quarter of 2011 increased $6.3 million over the same period in 2010, due to the final delivery and client acceptance of software licenses and implementations, primarily from within the Asia, Latin America and U.S. regions. Revenue from professional services increased $12.1 million compared to the first quarter of 2010, with approximately 70% of the growth reflecting the acquisition of CSI in the fourth quarter of 2010. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the first quarter of 2011, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $22.9 million compared to the same period in 2010 reflecting both higher compensation and non-compensation costs of approximately $15 million and $7 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits reflecting annual merit increases coupled with an increase in headcount relating to the acquisition of CSI in the fourth quarter of 2010 as well as to support business growth. Additionally, the increase in compensation costs reflects higher incentive compensation due to an increase in headcount and greater achievement against targeted results in the first quarter of 2011 compared to achievement against targets in the same period in 2010. The increase in non-compensation costs reflects expenses related to CSI which was acquired in the fourth quarter of 2010 as well as increases in certain variable costs, such as T&E, that are correlated with business growth.

Operating income of $30.3 million in the first quarter of 2011, which includes the intersegment license fee and the intersegment royalty expense, decreased $0.8 million compared to the same period in 2010, reflecting the 22% increase in operating expenses slightly exceeding the total revenue growth of 17%.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2011	2010
Net cash provided by operating activities	$200.9	$164.1	$36.8
Net cash used in investing activities	$(13.3)	$(13.6)	$0.3
Net cash used in financing activities	$(145.1)	$(111.9)	$(33.2)

Net cash provided by operating activities

The $36.8 million increase in net cash flows provided by operating activities resulted from an increase in net income of $42.4 million, which was partially offset by the following changes in assets and liabilities:

•

An approximate $49 million decrease in cash flows primarily reflecting higher incentive compensation payments made in 2011 compared to the prior year. The higher payouts in 2011 reflect greater achievement against targeted results in 2010 as compared to achievement against targets in 2009. Additionally, the decrease reflects a profit sharing contribution paid to eligible employees of the Company in 2011 which was based on the Company’s diluted EPS growth from 2009 to 2010. There was no such contribution made in 2010;

•	A decrease in cash flow of approximately $14 million relating to a contribution made by the Company to its funded pension plan in the first quarter of 2011;

•

An approximate $41 million increase in cash flows reflecting lower prepaid tax balances in 2011, which are included in other current assets, resulting from both a refund received from the Internal Revenue Service in 2011 for tax overpayments made in 2010 as well as the application of a portion of the aforementioned overpayments to 2011 quarterly estimated tax payments;

•	The remaining increase in cash flows from operations of approximately $16 million is due to changes in various other assets and liabilities.

Net cash used in financing activities

The $33.2 million increase in cash used in financing activities was primarily attributed to:

•	A $97.7 million increase in treasury shares repurchased;

•

A $71.7 million decrease in net repayments on short-term borrowings under the Company’s CP program. The Company repaid all outstanding CP Notes during 2010 and has no borrowings outstanding under the CP program or the revolving credit facility as of March 31, 2011.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $719.5 million consisted of approximately $522 million located outside of the U.S. The cash held in the Company’s non-U.S. operations contains approximately $420 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In April of 2011, the Board of Directors of the Company declared a quarterly dividend of $0.14 per share of Moody’s common stock, payable on June 10, 2011 to shareholders of a record at the close of business on May 20, 2011. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company intends to repurchase shares at modest levels in 2011 subject to available cash flow and other capital allocation decisions. As of March 31, 2011, Moody’s had $1.1 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

During the third quarter of 2010, the Company issued $500 million of 2010 Senior Notes due in September 2020, the proceeds of which were or will be used for general corporate purposes, including the redemption and repayment of short-term or long-term borrowings; working capital needs; capital expenditures; acquisitions of or investments in businesses or assets; and purchases of the Company’s common stock under its authorized stock repurchase program. At March 31, 2011, Moody’s had $1.2 billion of outstanding debt with $1.0 billion of additional capacity available. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company will begin making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of March 31, 2011 are approximately 134 million GBP, of which approximately 5 million GBP will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of March 31, 2011, including the aforementioned rent credits, are approximately $552 million, of which approximately $27 million will be paid during the next twelve months.

During the year ended December 31, 2011, the Company anticipates making payments of $9.6 million related to its unfunded pension plan and $0.6 million related to its other-post retirement plans.

Indebtedness

The following table summarizes total indebtedness:

	March 31, 2011	December 31, 2010
2007 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015, net of fair value of interest rate swap of $7.2 million at 2011 and $3.7 million at 2010	292.8	296.3
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $3.0 million in both 2011 and 2010	497.0	497.0
2008 Term Loan, various payments through 2013	144.4	146.3

Total debt	1,234.2	1,239.6
Current portion	(13.1)	(11.3)

Total long-term debt	$1,221.1	$1,228.3

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility will serve, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points per annum of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, and asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

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

On September 30, 2005, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes due 2015 pursuant to the 2005 Agreement. The Series 2005-1 Notes have a ten-year term and bear interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. Proceeds from the sale of the Series 2005-1 Notes were used to refinance $300.0 million aggregate principal amount of the Company’s outstanding 7.61% senior notes which matured on September 30, 2005. In the event that Moody’s pays all, or part, of the Series 2005-1 Notes in advance of their maturity, such prepayment will be subject to a Make Whole Amount. The Series 2005-1 Notes are subject to certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, and asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreements.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2011 (after March 31,)	$9.4	$—	$9.4
2012	71.2	—	71.2
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0

Total	$144.4	$300.0	$444.4

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which converted the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate. Also, on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Both of these interest rate swaps are more fully discussed in Note 6 to the condensed consolidated financial statements.

At March 31, 2011, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2011, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Expense on borrowings	$(16.4)	$(10.8)
Income	1.0	0.6
Expense on UTBs and other tax related liabilities	(3.6)	(3.5)
Capitalized	0.8	0.4

Total interest expense, net	$(18.2)	$(13.3)

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost net of the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$292.8	$311.2	$296.3	$310.6
Series 2007-1 Notes	300.0	323.6	300.0	321.3
2010 Senior Notes	497.0	509.8	497.0	492.1
2008 Term Loan	144.4	144.4	146.3	146.3

Total	$1,234.2	$1,289.0	$1,239.6	$1,270.3

The fair value of the Company’s 2010 Senior Notes is based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows with inputs based on prevailing interest rates available to the Company for borrowings with similar maturities.

Management may consider pursuing additional long-term financing when it is appropriate in light of case requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At March 31, 2011, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2011:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$1,682.7	$75.7	$248.5	$407.4	$951.1
Operating lease obligations(2)	875.1	63.8	127.7	108.5	575.1
Purchase obligations	87.5	41.8	45.7	—	—
Acquisition costs(3)	2.6	—	—	2.6	—
Pension obligations(4)	86.6	23.2	6.4	8.5	48.5

Total(5)	$2,734.5	$204.5	$428.3	$527.0	$1,574.7

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 10 to the condensed consolidated financial statements.
(2)	Primarily reflects real estate operating leases.
(3)	Reflects a $2.6 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016 as discussed in Note 7 to the condensed consolidated financial statements.
(4)	Reflects projected benefit payments for the next ten years relating to the Company's U.S. unfunded Post-Retirement Benefit Plans described in Note 9 to the condensed consolidated financial statements.
(5)	The table above does not include the Company's net long-term tax liabilities of $250.7 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On April 26, 2011, the Board approved the declaration of a quarterly dividend of $0.14 per share of Moody’s common stock, payable on June 10, 2011 to shareholders of record at the close of business on May 20, 2011.

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

Moody’s is revising its guidance for the full-year 2011 to reflect stronger than expected first quarter performance. The outlook for market conditions for the remainder of the year is generally unchanged from original guidance as of February 3, 2011. Moody’s guidance assumes foreign currency translation at end-of-quarter exchange rates. For Moody’s overall, the Company now expects full-year 2011 revenue to grow in the low-double-digit percent range. Revenue expectations for certain areas have changed based on conditions specific to those businesses and geographies. Full-year 2011 expenses are now projected to increase in the high-single-digit percent range. Full-year 2011 operating margin is still projected between 38% and 40% and the effective tax rate is still expected to be approximately 36 percent. Share repurchase is expected to continue at modest levels in 2011 subject to available cash flow and other capital allocation decisions. The Company now expects diluted earnings per share for full-year 2011 in the range of $2.22 to $2.32.

For the global MIS business, revenue for full-year 2011 is now expected to increase in the low-double-digit percent range. Within the U.S., MIS revenue is now expected to increase in the mid- to high-single-digit percent range, while non-U.S. revenue is now projected to increase in the mid- to high-teens percent range. Corporate finance revenue is now forecast to grow in the high-teens percent range. Structured finance revenue is now forecast to increase in the mid-single-digit percent range. Revenue from financial institutions is now expected to grow in the high-single-digit percent range, while public, project and infrastructure finance revenue is expected to increase in the mid-single-digit percent range.

For Moody’s Analytics, full-year 2011 revenue is still expected to increase in the high-single to low-double-digit percent range. Revenue growth is still projected in the mid-single-digit percent range for research, data and analytics and in the low- to mid-single-digit percent range for risk management software. Professional services revenue is still projected to more than double, primarily reflecting revenue from the late 2010 acquisition of CSI Global Education and very strong performance in the risk management advisory business. MA revenue is still expected to increase in the high-single-digit percent range in the U.S. and in the low-double-digit percent range outside the U.S.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has fully adopted all provisions of this ASU as of January 1, 2011 and the implementation did not have a material impact on the Company’s consolidated financial statements.

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

In addition, the Company is facing litigation from market participants relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased following the events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last several years.

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

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the U.S. District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011.

MA is cooperating with an investigation by the SEC concerning services provided by that unit to certain financial institutions in connection with the valuations used by those institutions with respect to certain financial instruments held by such institutions.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2011, Moody’s has recorded liabilities for Legacy Tax Matters totaling $59.7 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. As of March 31, 2011, Moody’s liability with respect to this matter totaled $57.7 million.

In 2005, settlement agreements were executed with the IRS with respect to certain Legacy Tax Matters related to the years 1989-1990 and 1993-1996. With respect to these settlements, Moody’s and New D&B believed that IMS Health and NMR did not pay their full share of the liability to the IRS under the terms of the applicable separation agreements between the parties. Moody’s and New D&B subsequently paid these amounts to the IRS and commenced arbitration proceedings against IMS Health and NMR to resolve this dispute. Pursuant to these arbitration proceedings, the Company received $10.8 million ($6.5 million as a reduction of interest expense and $4.3 million as a reduction of tax expense) in 2009. The aforementioned settlement payment resulted in net income benefits of $8.2 million in 2009. The Company continues to carry a $2 million liability for this matter.

Regulation

In the U.S., since 1975, MIS has been designated as an NRSRO by the SEC. The SEC first applied the NRSRO designation in that year CRAs whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements. Since that time, Congress, the SEC and other governmental and private bodies have used the ratings of NRSROs to distinguish between “investment-grade” and “non-investment-grade” securities, among other purposes.

In September 2006, the Credit Rating Agency Reform Act of 2006 was enacted, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The Reform Act provides the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published its first set of rules implementing the Reform Act. These rules address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In February 2009, the SEC published a second set of rules applicable to NRSROs, the majority of which provide requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. In November 2009, the SEC published a third set of final rules for NRSROs. These rules, which came into force in June 2010, require additional disclosure of rating histories and prohibit NRSROs from rating structured finance products unless the issuer makes the same information accessible to all NRSROs that it provides to an NRSRO hired to determine the rating. In 2009, the SEC also determined to eliminate references to NRSRO ratings in certain regulations, retain some references and seek additional comments on other references. The SEC’s rule-making in this area is ongoing, and in response to the Dodd-Frank Wall Street Reform and Consumer Protection Act (discussed below), we expect the SEC to continue to eliminate regulatory references to NRSRO ratings.

MIS has been registered as an NRSRO with the SEC under the Exchange Act as of September 2007, and as of that time MIS has been subject to the SEC’s oversight rules. As required by the rules, MIS has made its Form NRSRO Initial Application, its Annual Certification of Form NRSRO, and any associated updates publicly available by posting them on the Regulatory Affairs page of the Company’s website.

The Financial Reform Act was signed into law on July 21, 2010. The subtitle of the Financial Reform Act that addresses the credit rating agency industry is Title IX, Subtitle C. This subtitle seeks, among other things, to enhance transparency and accountability in the CRA industry, and to reduce the regulatory reliance on credit ratings. The majority of the provisions of Subtitle C of Title IX of the Financial Reform Act seek to regulate the activities of those CRAs that are registered under the SEC’s regulatory framework for NRSROs. Therefore, these provisions will apply to any CRAs in MIS’s corporate family that fall under the NRSRO regime.

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

•

a mandate that the SEC study the feasibility of establishing a system in which a utility or a self-regulatory organization assigns NRSROs to assign the first credit ratings of structured finance products to address so-called “rating-shopping” by issuers and underwriters of structured financial products; and

•

rescission of Rule 436(g) under the Securities Act of 1933, which provided NRSROs with an exemption from expert liability under the Securities Act for ratings information included in registration statements.

Certain of the above mentioned provisions were effective immediately. These include provisions that potentially impact CRAs’ liability environment. The enhanced regulatory regime for CRAs could potentially increase the costs associated with the operation of a CRA and increase the legal risk associated with the issuance of credit ratings. Moreover, it is possible that the number of legal proceedings, especially as related to future ratings, may increase materially, and the potential exposure of CRAs thereunder may also increase. It is possible that implementing changes to the Company’s operations to address the changed liability environment may result in lower revenues and/or increased expenses and may significantly change the manner in which the Company conducts its credit rating business.

The majority of the provisions in the Financial Reform Act as it pertains to CRAs are to be implemented through rule-making by the SEC and other regulatory authorities. The SEC has updated the published schedule for its rule-making activity over the coming year, and it appears that the majority of the rule-making as it pertains to the CRA industry will be conducted and completed by December 2011. The SEC has indicated that it expects to propose various rules for NRSROs to implement the relevant provisions of the Financial Reform Act by July 2011. One provision that the SEC has already implemented, in accordance with the mandated time-line under the Financial Reform Act, is the elimination of the specific exemption from Regulation Fair Disclosure for information provided by issuers to CRAs, for the purpose of developing a rating.

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

Finally, as part of the ongoing debate surrounding the financial crisis, in 2010 MIS participated in hearings held by the Senate’s Permanent Subcommittee on Investigations, which is part of the Senate’s Homeland Security and Governmental Affairs Committee, and the Financial Crisis Inquiry Commission. Both the PSI and the FCIC published reports on April 13, 2011 and January 27, 2011, respectively.

Internationally, several regulatory developments have occurred:

The G-8 and the G-20—In November 2008, the Heads of State of the G-20 reached agreement on a wide-ranging set of proposals to better regulate financial systems. Among other things, the G-20 committed to implement oversight of the CRAs, consistent with the strengthened International Organization of Securities Commissions’ Code of Conduct (“IOSCO Code”) (see below) and agreed that, in the medium term, the countries should implement a registration system for CRAs. The G-20 also committed to formulate their regulations and other measures in a consistent manner and recommended that IOSCO review CRAs’ adoption of the standards and mechanisms for monitoring compliance. On April 2, 2009, the G-20 Heads of State meeting was held in London, where the G-20 provided a six-part action plan to address the financial crisis: (1) to restore confidence, growth, and jobs; (2) to repair the financial system to restore lending; (3) to strengthen financial regulation and rebuild trust; (4) to fund and reform international financial institutions to overcome the current crisis and prevent future ones; (5) to promote global trade and investment and reject protectionism; and (6) to build an inclusive, green, and sustainable recovery. The G-20’s plan also contains a number of provisions that are specific to CRAs. In particular, the G-20 member states agreed to extend regulatory oversight to and require registration of CRAs in order to ensure that they adhere to the international code of good practice. On July 10, 2009, the G-8 restated its commitment to implement the G-20’s statement.

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

IOSCO—In December 2004, the Technical Committee of IOSCO published its Code of Conduct Fundamentals for CRAs. In May 2008, IOSCO published the revised IOSCO Code. The changes made to the IOSCO Code broadly address greater transparency of methodologies and processes by CRAs. In July 2008, IOSCO also announced that it will monitor the CRAs implementation of the IOSCO Code changes and it will explore the means by which IOSCO members might work together to verify the proper and complete disclosure by CRAs of information required by the IOSCO Code.

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

EU—In April 2009, the European Parliament voted and passed a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. MIS has applied for registration under the EU regime. However because we have not yet been formally registered, at this time it is too early to give a more precise assessment of the impact of the EU Regulation on MIS. The Company expects that there will be increases in our operational and compliance costs on a one-time and recurring basis. In addition, the European Securities and Market Authority (ESMA) was established in January 2011, and will have direct supervisory responsibility for the CRA industry in the EU by July 2011. The regulatory framework of the CRA industry continues to be discussed in the European Union. In late 2010, the European Commission published a consultation document on the need for additional measures to supervise the CRA industry and the European Parliament has concluded its debates and modifications on an “Own-Initiative Report” on the topic, although the report has not yet been published. MIS’s response to the Commission’s consultation document can be found on the Company’s website. We expect the Commission to publish its official proposal on further regulation in September 2011. Among the issues being debated are the issuer-pay business model, use of ratings in regulation, sovereign ratings, competition and CRAs’ liability environment. It is expected that in the near future the European Commission will publish a proposal for additional regulation that will consider some or all of these topics.

The Basel Committee—In June 2004, the Basel Committee on Banking Supervision published a bank capital adequacy framework, called Basel II, to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized CRAs or external credit assessment institutions, can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. National authorities have begun the ECAI recognition process. MIS has been recognized as an ECAI in several jurisdictions and the recognition process is ongoing in many others. As a result of the current state of the financial markets, the banking authorities of the Basel Committee have been reconsidering the overall framework. Work on the new framework, Basel III, substantially has been completed. It is being implemented in stages, which began in 2010 and are expected to conclude in 2018. Basel III continues to use credit ratings as a tool in bank supervision.

Other legislation and regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official CRAs or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of MIS cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2011 Outlook” and “Contingencies” in Part I, Item 2. “MD&A”, commencing on page 28 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting the Company’s credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; possible loss of market share through competition; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the potential for increased competition in international jurisdictions including the potential emergence of government-sponsored CRAs; the impact of regulation as an NRSRO and the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and anticipated regulations resulting from that law; increased regulation in international jurisdictions including changes to the liability standards applicable to CRAs in the EU; exposure to litigation related to the Company’s rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act modifying the pleading and liability standards applicable to CRAs in a manner adverse to CRAs; possible judicial decisions in various jurisdictions regarding the status of and potential liabilities of CRAs; the possible loss of key employees; failures or malfunctions of the Company’s operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2010, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk since December 31, 2010. For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the times periods specified in the communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, these internal controls over financial reporting during the period covered by the report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 43 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes since December 31, 2010 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2011

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1 - 31	1,472,409	$28.93	1,472,208	$1,165.0 million
February 1 - 28	1,808,319	$29.90	1,808,297	$1,110.9 million
March 1 - 31	1,191,958	$31.53	981,065	$1,080.0 million

Total	4,472,686	$29.94	4,261,570

(1)	Includes the surrender to the Company of 201 shares of common stock in January, 22 shares of common stock in February and 210,893 shares of common stock in March to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the first quarter of 2011, Moody’s repurchased 4.3 million shares of its common stock, at an aggregate cost of $127.6 million and issued 1.4 million shares under employee stock-based compensation plans.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 14-14037, filed February 25, 2008).

10

.1*	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2010).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF**	XBRL Definitions Linkbase Document

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/ s / LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 3, 2011

	By:	/ s / JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)