Form 10-Q
period 2011-06-30
MOODYS CORP /DE/
filed 2011-08-03
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2011
Common Stock, par value $0.01 per share	228.7 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Corporate Family Ratings	Rating opinion of a corporate family’s ability to honor all of its financial obligations which is assigned to the corporate family as if it had a single class of debt and a single consolidated legal entity structure. This rating is often issued in connection with ratings of leveraged finance transactions

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

TERM	DEFINITION
CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ESMA	European Securities and Market Authority

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Eurosystem	The monetary authority of the Eurozone, the collective of European Union member states that have adopted the euro as their sole official currency. The Eurosystem consists of the European Central Bank and the central banks of the member states that belong to the Eurozone

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FCIC	Financial Crisis Inquiry Commission; commission appointed by the United States government with the goal of investigating the causes of the financial crisis of 2007–2010

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance minister and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

TERM	DEFINITION
G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and ECB

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

Indenture	Indenture and supplemental indenture dated August 19, 2010, relating to the 2010 Senior Notes

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

KIS	Korea Investors Service; a leading Korean rating agency and consolidated subsidiary of the Company

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, and 2010 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

TERM	DEFINITION
Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PSI	The U.S. Senate’s Permanent Subcommittee on Investigations

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

TERM	DEFINITION
2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the Indenture

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$605.2	$477.8	$1,182.3	$954.4

Expenses
Operating	170.5	134.3	331.3	270.2
Selling, general and administrative	142.9	137.5	291.4	266.3
Restructuring	(0.1)	0.3	(0.1)	(0.4)
Depreciation and amortization	21.8	15.2	39.5	31.0

Total Expenses	335.1	287.3	662.1	567.1

Operating Income	270.1	190.5	520.2	387.3

Non-operating (expense) income, net
Interest (expense) income, net	(14.1)	(9.0)	(32.3)	(22.3)
Other non-operating (expense) income, net	8.2	(3.6)	11.5	(4.6)

Total non-operating (expense) income, net	(5.9)	(12.6)	(20.8)	(26.9)

Income before provisions for income taxes	264.2	177.9	499.4	360.4
Provision for income taxes	73.5	55.3	151.6	123.1

Net income	190.7	122.6	347.8	237.3
Less: Net income attributable to noncontrolling interests	1.7	1.6	3.3	2.9

Net income attributable to Moody’s	$189.0	$121.0	$344.5	$234.4

Earnings per share attributable to Moody’s common shareholders
Basic	$0.83	$0.51	$1.51	$0.99

Diluted	$0.82	$0.51	$1.49	$0.99

Weighted average number of shares outstanding
Basic	228.2	235.3	228.6	236.1

Diluted	231.5	236.5	231.4	237.8

Dividends declared per share attributable to Moody’s common shareholders	$0.14	$0.105	$0.14	$0.105

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, expect share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$938.5	$659.6
Short-term investments	11.0	12.7
Accounts receivable, net of allowances of $30.5 in 2011 and $33.0 in 2010	492.6	497.5
Deferred tax assets, net	44.3	45.3
Other current assets	56.7	127.9

Total current assets	1,543.1	1,343.0
Property and equipment, net of accumulated depreciation of $232.7 in 2011 and $200.8 in 2010	325.2	319.3
Goodwill	470.4	465.5
Intangible assets, net	166.8	168.8
Deferred tax assets, net	181.1	187.9
Other assets	58.0	55.8

Total assets	$2,744.6	$2,540.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$302.1	$414.4
Current portion of long-term debt	15.0	11.3
Deferred revenue	534.9	508.1

Total current liabilities	852.0	933.8
Non-current portion of deferred revenue	96.0	96.6
Long-term debt	1,228.0	1,228.3
Deferred tax liabilities, net	35.0	36.9
Unrecognized tax benefits	187.2	180.8
Other liabilities	363.0	362.3

Total liabilities	2,761.2	2,838.7
Contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2011 and December 31, 2010, respectively.	3.4	3.4
Capital surplus	369.1	391.5
Retained earnings	4,048.8	3,736.2
Treasury stock, at cost; 114,210,759 and 112,116,581 shares of common stock at June 30, 2011 and December 31, 2010, respectively	(4,448.9)	(4,407.3)
Accumulated other comprehensive income (loss)	1.5	(33.4)

Total Moody’s shareholders’ deficit	(26.1)	(309.6)
Noncontrolling interests	9.5	11.2

Total shareholders’ deficit	(16.6)	(298.4)

Total liabilities and shareholders’ deficit	$2,744.6	$2,540.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$347.8	$237.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	39.5	31.0
Stock-based compensation expense	30.3	27.7
Excess tax benefits from stock-based compensation plans	(5.9)	(3.3)
Legacy Tax Matters	(6.4)	—
Changes in assets and liabilities:
Accounts receivable	11.2	45.8
Other current assets	72.6	6.0
Other assets	5.5	(23.2)
Accounts payable and accrued liabilities	(78.0)	(55.0)
Restructuring	(0.2)	(4.3)
Deferred revenue	20.5	12.1
Unrecognized tax benefits	6.4	6.9
Other liabilities	2.6	23.0

Net cash provided by operating activities	445.9	304.0

Cash flows from investing activities
Capital additions	(35.6)	(35.3)
Purchases of short-term investments	(16.6)	(14.3)
Sales and maturities of short-term investments	18.9	16.3
Cash paid for acquisitions	(7.1)	—

Net cash used in investing activities	(40.4)	(33.3)

Cash flows from financing activities
Issuance of commercial paper	—	1,909.9
Repayments of commercial paper	—	(1,997.1)
Repayments of notes	(3.8)	—
Net proceeds from stock-based compensation plans	35.1	14.3
Cost of treasury shares repurchased	(127.6)	(99.9)
Excess tax benefits from stock-based compensation plans	5.9	3.3
Payment of dividends	(58.2)	(49.5)
Payment of dividends to noncontrolling interests	(4.5)	(4.1)
Payments under capital lease obligations	—	(0.7)

Net cash used in financing activities	(153.1)	(223.8)
Effect of exchange rate changes on cash and cash equivalents	26.5	(34.9)

Net increase in cash and cash equivalents	278.9	12.0
Cash and cash equivalents, beginning of the period	659.6	473.9

Cash and cash equivalents, end of the period	$938.5	$485.9

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock compensation cost	$14.3	$12.9	$30.3	$27.7
Tax benefit	$5.6	$4.7	$11.2	$10.6

During the first half of 2011, the Company granted 0.6 million employee stock options, which had a weighted average grant date fair value of $12.45 per share based on the Black-Scholes option-pricing model. The Company also granted 1.5 million shares of restricted stock in the first half of 2011, which had a weighted average grant date fair value of $30.05 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.4 million shares of restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $28.67 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2011:

Expected dividend yield	1.53%
Expected stock volatility	41%
Risk-free interest rate	3.34%
Expected holding period	7.6 yrs
Grant date fair value	$12.45

Unrecognized compensation expense at June 30, 2011 was $28.5 million and $58.1 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.5 years and 1.8 years, respectively. Additionally, there was $15.6 million of unrecognized compensation expense relating to the aforementioned non-market based performance awards which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
	2011	2010
Stock option exercises:
Proceeds from stock option exercises	$39.6	$17.5
Aggregate intrinsic value	$19.3	$9.1
Tax benefit realized upon exercise	$7.7	$3.7

	Six Months Ended June 30,
	2011	2010
Restricted stock vesting:
Fair value of shares vested	$18.8	$12.4
Tax benefit realized upon vesting	$7.0	$4.6

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 27.8% and 31.1% for the three months ended June 30, 2011 and 2010, respectively and 30.4% and 34.2% for the six months ended June 30, 2011 and 2010, respectively. The decrease was primarily due to a higher proportion of taxable income generated internationally in lower tax jurisdictions, lower U.S. state income taxes and a beneficial adjustment in UTBs in 2011 resulting from a foreign tax ruling, partially offset by a smaller benefit in 2011 for Legacy Tax Matters.

The Company classifies interest related to UTBs in interest (expense) income, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. The Company had an overall decrease in its UTBs of $5.8 million ($7.7 million net of federal tax benefit) during the second quarter of 2011 and an overall increase in its UTBs during the first six months of 2011 of $6.4 million ($1.7 million, net of federal tax benefit).

Prepaid taxes of $17.9 million and $82.3 million at June 30, 2011 and December 31, 2010, respectively, are included in other current assets in the consolidated balance sheets.

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

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic	228.2	235.3	228.6	236.1
Dilutive effect of shares issuable under stock-based compensation plans	3.3	1.2	2.8	1.7

Diluted	231.5	236.5	231.4	237.8

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	9.4	16.6	11.6	16.5

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2011 and 2010. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to six months as of both June 30, 2011 and December 31, 2010. Interest and dividends are recorded into income when earned.

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

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is reported in other assets at June 30, 2011 and in other liabilities at December 31, 2010 in the Company’s consolidated balance sheets with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest income (expense), net in the Company’s consolidated statement of operations. The net interest income recognized in interest income (expense), net within the Company’s consolidated statement of operations on these swaps was $1.0 million and $2.1 million in the three months and six months ended June 30, 2011, respectively.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 11. These interest rate swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps are recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts are reclassified to earnings in the same period during which the hedged transaction affects income. The fair value of the swaps is reported in other liabilities in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010.

Foreign Exchange Forwards and Options

The Company engaged in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts were utilized to hedge exposures related to changes in FX rates. As of June 30, 2011 and December 31, 2010, these FX options and forward exchange contracts have matured and all realized gains and losses have been reclassified from AOCI into earnings. These FX options and forward exchange contracts were designated as cash flow hedges.

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the entity’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the entity’s functional currency. These contracts have expiration dates at various times through November 2011. The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2011	December 31, 2010
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$10.8	$11.7
Contracts to sell USD for euros	$52.8	$55.5
Contracts to purchase USD with GBP	$1.6	$—
Contracts to sell USD for GBP	$17.5	$20.7
Contracts to purchase USD with other foreign currencies	$5.2	$5.4
Contracts to sell USD for other foreign currencies	$8.1	$19.5
Contracts to purchase euros with other foreign currencies	€10.6	€10.5
Contracts to purchase euros with GBP	€1.1	€—
Contracts to sell euros for GBP	€19.3	€14.0

The net gains (losses) on these instruments recognized in other non-operating income (expense), net in the Company’s consolidated statements of operations was ($0.7) million and ($5.1) million in the three months ended June 30, 2011 and 2010, respectively, and $2.5 million and ($10.0) million in the six months ended June 30, 2011 and 2010, respectively.

The tables below show the classification between assets and liabilities on the Company’s consolidated balance sheets of the fair value of derivative instruments as well as information on the gains/(losses) on those instruments:

	Fair Value of Derivative Instruments
	Asset		Liability
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivatives designated as accounting hedges:
Interest rate swaps	$3.4	$—	$7.0	$12.2

Total derivatives designated as accounting hedges	3.4	—	7.0	12.2
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	1.4	2.0	0.9	0.7

Total	$4.8	$2.0	$7.9	$12.9

The fair value for the interest rate swaps is included in other assets and other liabilities in the consolidated balance sheets at June 30, 2011 and in other liabilities at December 31, 2010. The fair value of the FX forwards is included in other current assets and account payable and accrued liabilities as of June 30, 2011 and December 31, 2010. All of the above derivative instruments are valued using Level 2 inputs as defined in Topic 820 of the ASC. A Level 2 input is an input other than a quoted market price that is observable for the asset or liability, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
FX options	$—	$0.4	Revenue	$—	$(0.3)	Revenue	$—	$(0.2)
Interest rate swaps	(0.4)	(1.3)	Interest Expense	(0.6)	(0.8)	N/A	—	—

Total	$(0.4)	$(0.9)		$(0.6)	$(1.1)		$—	$(0.2)

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010		2011	2010
FX options	$—	$0.5	Revenue	$(0.2)	$(0.5)	Revenue	$—	$(0.2)
Interest rate swaps	(0.4)	(2.5)	Interest Expense	(1.3)	(1.6)	N/A	—	—

Total	$(0.4)	$(2.0)		$(1.5)	$(2.1)		$—	$(0.2)

All gains and losses on derivatives designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for FX options and into interest (expense) income, net for the interest rate swaps) as the underlying transaction is recognized.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	June 30, 2011	December 31, 2010
FX options	$—	$(0.2)
Interest rate swaps	(4.5)	(5.4)

Total	$(4.5)	$(5.6)

NOTE 7. ACQUISITIONS

CSI Global Education, Inc.

On November 18, 2010, a subsidiary of the Company acquired CSI Global Education, Inc., a provider of financial learning, credentials, and certification in Canada. CSI will operate within MA, strengthening the Company’s capabilities for delivering credit and other financial training programs to financial institutions worldwide and bolsters Moody’s efforts to serve as an essential resource to financial market participants.

This acquisition was accounted for using the purchase method of accounting whereby the purchase price is allocated first to the net assets of the acquired entity based on the fair value of its net assets. Any excess of the purchase price over the fair value of the net assets acquired is recorded to goodwill.

The aggregate purchase price was $151.4 million in net cash payments to the sellers. There is a 2.5 million Canadian dollar contingent cash payment which is dependent upon the achievement of a certain contractual milestone by January 2016. The Company has recognized the fair value of the contingent payment of $2.0 million as a long-term liability at the acquisition date using a discounted cash flow methodology which assumes that the entire 2.5 million Canadian dollar payment will be made by January 2016. This methodology is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Subsequent fair value changes, which will be measured quarterly, up to the ultimate amount paid, will be recognized in earnings. The change in fair value of the contingent payment in the first six months of 2011 was de minimis. The purchase price was funded with cash on hand.

The near term impact to operations and cash flow from this acquisition is not expected to be material to the Company’s consolidated financial statements.

Korea Investors Service Pricing

On May 6, 2011, a subsidiary of the Company acquired a 16% additional direct equity investment in KIS Pricing from a shareholder with a non-controlling interest in the entity. The acquisition adds to the Company’s existing indirect ownership of KIS Pricing through its controlling equity stake in Korea Investors Service (KIS). The aggregate purchase price was not material and the near term impact to operations and cash flow is not expected to be material. KIS Pricing is part of the MA segment.

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2011			Year ended December 31, 2010
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning Balance	$11.4	$454.1	$465.5	$11.1	$338.1	$349.2
Additions/adjustments	—	2.7	2.7	—	104.6	104.6
FX translation	0.6	1.6	2.2	0.3	11.4	11.7

Ending balance	$12.0	$458.4	$470.4	$11.4	$454.1	$465.5

The 2011 additions/adjustments for the MA segment in the table above relate to an immaterial acquisition by a subsidiary of the Company. The 2010 additions/adjustments for the MA segment in the table above relate to the acquisition of CSI in November 2010, more fully discussed in Note 7, above.

Acquired intangible assets and related amortization consisted of:

	June 30, 2011	December 31, 2010
Customer relationships	$148.9	$145.1
Accumulated amortization	(54.0)	(49.2)

Net customer relationships	94.9	95.9

Trade secrets	31.6	31.4
Accumulated amortization	(12.2)	(10.9)

Net trade secrets	19.4	20.5

Software	58.8	54.8
Accumulated amortization	(24.2)	(20.3)

Net software	34.6	34.5

Other	39.0	37.5
Accumulated amortization	(21.1)	(19.6)

Net other	17.9	17.9

Total acquired intangible assets, net	$166.8	$168.8

Other intangible assets primarily consist of databases, trade names and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization Expense	$4.8	$3.9	$9.6	$7.9

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2011 (after June 30,)	$9.7
2012	18.9
2013	18.8
2014	15.3
2015	14.2
Thereafter	89.9

Intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the three and six months ended June 30, 2011 and 2010, there were no impairments to goodwill or intangible assets.

NOTE 9 . DETAIL OF CERTAIN BALANCE SHEET CAPTIONS

The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2011	December 31, 2010
Other current assets:
Prepaid taxes	$17.9	$82.3
Prepaid expenses	33.0	39.8
Other	5.8	5.8

Total other current assets	$56.7	$127.9

	June 30, 2011	December 31, 2010
Other assets:
Investments in joint ventures	$34.7	$30.8
Deposits for real-estate leases	11.8	11.4
Other	11.5	13.6

Total other assets	$58.0	$55.8

	June 30, 2011	December 31, 2010
Accounts payable and accrued liabilities:
Salaries and benefits	$59.0	$69.6
Incentive compensation	67.8	116.8
Profit sharing contribution	1.6	12.6
Customer credits, advanced payments and advanced billings	19.8	15.3
Dividends	1.9	27.9
Professional service fees	51.9	50.6
Interest accrued on debt	14.9	17.6
Accounts payable	8.6	14.3
Income taxes	12.3	26.9
Restructuring	0.5	0.7
Pension and other post retirement employee benefits	9.5	9.5
Other	54.3	52.6

Total accounts payable and accrued liabilities	$302.1	$414.4

	June 30, 2011	December 31, 2010
Other liabilities:
Pension and other post retirement employee benefits	$132.2	$132.8
Deferred rent-non-current portion	107.1	100.4
Interest accrued on UTPs	39.8	33.7
Legacy and other tax matters	50.4	57.3
Other	33.5	38.1

Total other liabilities	$363.0	$362.3

NOTE 10. PENSION AND OTHER POST-RETIRMENT BENEFITS

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

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Post-Retirement Plans
	2011	2010	2011	2010
Components of net periodic expense
Service cost	$3.9	$3.3	$0.3	$0.2
Interest cost	3.4	2.9	0.2	0.2
Expected return on plan assets	(3.0)	(2.6)	—	—
Amortization of net actuarial loss from earlier periods	1.4	0.6	0.1	—
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—

Net periodic expense	$5.8	$4.3	$0.6	$0.4

	Six Months Ended June 30,
	Pension Plans		Other Post-Retirement Plans
	2011	2010	2011	2010
Components of net periodic expense
Service cost	$7.6	$6.8	$0.6	$0.4
Interest cost	6.6	6.0	0.4	0.4
Expected return on plan assets	(6.0)	(5.3)	—	—
Amortization of net actuarial loss from earlier periods	2.5	1.4	0.1	—
Amortization of net prior service costs from earlier periods	0.3	0.3	—	—

Net periodic expense	$11.0	$9.2	$1.1	$0.8

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

The Company contributed $13.6 million to its U.S. funded pension plan and made payments of $2.5 million related to its unfunded U.S. DBPPs and $0.3 million to its U.S. other post-retirement plans, respectively during the six months ended June 30, 2011. The Company presently anticipates making additional payments of $8.9 million related to its unfunded U.S. DBPPs and $0.4 million to its U.S. other post-retirement plans during the remainder of 2011.

NOTE 11. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2011	December 31, 2010
2007 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015, including fair value of interest rate swap of $3.4 million at 2011 and $(3.7) million at 2010	303.4	296.3
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.9 million and $3.0 million in 2011 and 2010, respectively	497.1	497.0
2008 Term Loan, various payments through 2013	142.5	146.3

Total debt	1,243.0	1,239.6
Current portion	(15.0)	(11.3)

Total long-term debt	$1,228.0	$1,228.3

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2011 (after June 30,)	$7.5	$—	$7.5
2012	71.2	—	71.2
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0

Total	$142.5	$300.0	$442.5

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

At June 30, 2011, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2011, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expense on borrowings	$(16.3)	$(10.6)	$(32.7)	$(21.4)
Income	1.3	0.5	2.3	1.1
Expense on UTBs and other tax related liabilities	(3.4)	(1.6)	(7.0)	(5.1)
Capitalized	0.6	0.2	1.4	0.6
Legacy Tax (a)	3.7	2.5	3.7	2.5

Total interest expense, net	$(14.1)	$(9.0)	$(32.3)	$(22.3)

(a)	The 2011 amounts represent a reversal of $2.8 million of accrued interest expense relating to the favorable resolution of a Legacy Tax Matter and $0.9 million of interest income related to a pre-spinoff tax year. The 2010 amounts represent interest income related to the favorable settlement of Legacy Tax Matters.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$303.4	$323.6	$296.3	$310.6
Series 2007-1 Notes	300.0	338.6	300.0	321.3
2010 Senior Notes	497.1	530.9	497.0	492.1
2008 Term Loan	142.5	142.5	146.3	146.3

Total	$1,243.0	$1,335.6	$1,239.6	$1,270.3

The fair value of the Company’s 2010 Senior Notes is based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows with inputs based on prevailing interest rates available to the Company for borrowings with similar maturities.

NOTE 12 CONTINGENCIES

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

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the U.S. District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2011, Moody’s has recorded liabilities for Legacy Tax Matters totaling $52.4 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of June 30, 2011, Moody’s liability with respect to this matter totaled $50.4 million.

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed relating to pre-spinoff tax years. Coupled with the $6.4 million noted above (and related interest of $1.7 million), net legacy tax benefits were $8.7 million in the three and six months ended June 30, 2011, of which $7 million was deemed unusual in nature.

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

NOTE 13. COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

The components of total comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,
	2011			2010
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$189.0	$1.7	$190.7	$121.0	$1.6	$122.6
Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $0.3 million and $0.1 million in 2011 and 2010, respectively)	0.4	—	0.4	0.3	—	0.3
FX translation (net of tax of nil and $11.8 million in 2011 and 2010, respectively)	12.9	0.4	13.3	(2.5)	(0.7)	(3.2)
Net actuarial gains and prior service costs (net of tax of $2.4 million and $2.9 million in 2011 and 2010, respectively)	(3.3)	—	(3.3)	4.1	—	4.1
Amortization and recognition of actuarial losses and prior service costs (net of tax of $1.7 million and $0.3 million in 2011 and 2010, respectively)	0.9	—	0.9	0.5	—	0.5

Total comprehensive income	$199.9	$2.1	$202.0	$123.4	$0.9	$124.3

	Six Months Ended June 30,
	2011			2010
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$344.5	$3.3	$347.8	$234.4	$2.9	$237.3
Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $0.7 million and $0.2 million in 2011 and 2010, respectively)	1.1	—	1.1	0.3	—	0.3
FX translation (net of tax of nil and $8.6 million in 2011 and 2010, respectively)	35.4	0.8	36.2	(47.3)	(0.4)	(47.7)
Net actuarial gains and prior service costs (net of tax of $2.4 million and $2.9 million in 2011 and 2010, respectively)	(3.3)	—	(3.3)	4.1	—	4.1
Amortization and recognition of actuarial losses and prior service costs (net of tax of $1.2 million and $1.0 million in 2011 and 2010, respectively)	1.7	—	1.7	0.8	—	0.8

Total comprehensive income	$379.4	$4.1	$383.5	$192.3	$2.5	$194.8

The following table summarizes the activity in the Company’s noncontrolling interests:

	Six Months Ended June 30,
	2011	2010
Beginning Balance	$11.2	$10.1
Net income attributable to noncontrolling interest	3.3	2.9
Dividends declared to noncontrolling interest	(4.8)	(4.4)
Purchase of KIS Pricing shares from noncontrolling interest	(1.0)	—
FX translation	0.8	(0.4)

Ending Balance	$9.5	$8.2

NOTE 14. SEGMENT INFORMATION

The Company operates in two reportable segments: MIS and MA.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment license fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. Overhead charges and corporate expenses which exclusively benefit only one segment, are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal. Beginning on January 1, 2011, the Company refined its methodology for allocating the aforementioned overhead and corporate costs to its segments. The refined methodology is reflected in the segment results for the three and six months ended June 30, 2011 and accordingly, the segment results for the three and six months ended June 30, 2010 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment royalty/license revenue/expense.

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three and six month periods ended June 30, 2011 and 2010, and total assets by segment as of June 30, 2011 and December 31, 2010.

Financial Information by Segment

	Three Months Ended June 30,
	2011				2010
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$454.2	$169.8	$(18.8)	$605.2	$344.1	$151.6	$(17.9)	$477.8
Expenses:
Operating, SG&A	204.1	128.1	(18.8)	313.4	180.3	109.4	(17.9)	271.8
Restructuring	(0.1)	—	—	(0.1)	0.2	0.1	—	0.3
Depreciation and amortization	12.3	9.5	—	21.8	7.8	7.4	—	15.2

Total	216.3	137.6	(18.8)	335.1	188.3	116.9	(17.9)	287.3

Operating income	$237.9	$32.2	$—	$270.1	$155.8	$34.7	$—	$190.5

	Six Months Ended June 30,
	2011				2010
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$882.8	$336.9	$(37.4)	$1,182.3	$694.9	$295.0	$(35.5)	$954.4
Expenses:
Operating, SG&A	404.2	255.9	(37.4)	622.7	357.7	214.3	(35.5)	536.5
Restructuring	(0.1)	—	—	(0.1)	(0.3)	(0.1)	—	(0.4)
Depreciation and amortization	21.0	18.5	—	39.5	16.0	15.0	—	31.0

Total	425.1	274.4	(37.4)	662.1	373.4	229.2	(35.5)	567.1

Operating income	$457.7	$62.5	$—	$520.2	$321.5	$65.8	$—	$387.3

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
MIS:
Corporate finance (CFG)	$200.1	$127.9	$381.9	$254.3
Structured finance (SFG)	86.3	73.1	175.7	144.6
Financial institutions (FIG)	79.1	63.2	156.0	139.4
Public, project and infrastructure finance (PPIF)	72.5	64.4	137.0	125.8

Total external revenue	438.0	328.6	850.6	664.1
Intersegment royalty	16.2	15.5	32.2	30.8

Total	454.2	344.1	882.8	694.9

MA:
Research, data and analytics (RD&A)	111.0	105.2	220.6	209.8
Risk management software (RMS)	40.0	39.2	79.6	72.5
Professional services	16.2	4.8	31.5	8.0

Total external revenue	167.2	149.2	331.7	290.3
Intersegment license fee	2.6	2.4	5.2	4.7

Total	169.8	151.6	336.9	295.0

Eliminations	(18.8)	(17.9)	(37.4)	(35.5)

Total MCO	$605.2	$477.8	$1,182.3	$954.4

Consolidated Revenue Information by Geographic Area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$315.0	$261.5	$616.4	$516.1

International:
EMEA	185.7	144.9	369.0	298.4
Other	104.5	71.4	196.9	139.9

Total International	290.2	216.3	565.9	438.3

Total	$605.2	$477.8	$1,182.3	$954.4

Total Assets by Segment:
	June 30, 2011				December 31, 2010
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$888.5	827.0	1,029.1	$2,744.6	$639.0	910.0	991.3	$2,540.3

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The objective of this ASU is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this ASU change the wording used to describe current requirements in U.S. GAAP for measuring fair value and for financial statement disclosure about fair value measurements. Some of the amendments in the ASU clarify the FASB’s intent or change a particular principle or requirement pertaining to the application of existing fair value measurement requirements or for disclosing information about fair value measurements. The amendments in this ASU are required to be applied prospectively and are effective for fiscal years beginning after December 15, 2011 and early adoption is not permitted. The Company is currently evaluating the potential impact, if any, of the implementation of this ASU on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10Q for the three months ended March 31, 2012.

NOTE 16. SUBSEQUENT EVENT

On July 11, 2011, the Board approved the declaration of a quarterly dividend of $0.14 per share of Moody’s common stock, payable on September 10, 2011 to shareholders of record at the close of business on August 20, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 63 for a discussion of uncertainties, risks and other factors associated with these statements.

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

The following is a discussion of the results of operations of the Company and these segments, including the intersegment royalty revenue for MIS and expense incurred by MA for the rights to use and distribute content, data and products developed by MIS. The discussion also includes intersegment license revenue charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. Overhead charges and corporate expenses which exclusively benefit only one segment, are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources, information technology and legal. Beginning on January 1, 2011, the Company refined its methodology for allocating the aforementioned overhead and corporate costs to its segments. The refined methodology is reflected in the segment results for the three and six months ended June 30, 2011 and accordingly, the segment results for the same periods in 2010 have been reclassified to conform to the new presentation.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010

Executive Summary

Moody’s revenue for the second quarter of 2011 totaled $605.2 million, an increase of $127.4 million compared to the same period in 2010. Excluding the favorable impact from changes in FX translation rates, revenue in the second quarter of 2011 increased $112.0 million compared to 2010. Total expenses were $335.1 million, an increase of $47.8 million compared to the second quarter of 2010 of which approximately $11 million of the increase was due to unfavorable changes in FX translation rates. Operating income of $270.1 million in the second quarter of 2011 increased $79.6 million compared to the same period in the prior year. Diluted EPS of $0.82 for the second quarter of 2011, which included a $0.06 favorable impact relating to a foreign tax ruling and a $0.03 benefit related to favorable resolutions of Legacy Tax Matters, increased $0.31 over the prior year period. Excluding the impact relating to favorable resolutions of Legacy Tax Matters in the second quarter of 2011, diluted EPS of $0.79 increased $0.30, or 61%, from $0.49 in 2010, which excludes a prior year favorable impact of $0.02 related to the resolution of a Legacy Tax Matter.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
United States	$315.0	$261.5	20%

International:
EMEA	185.7	144.9	28%
Other	104.5	71.4	46%

Total International	290.2	216.3	34%

Total	605.2	477.8	27%

Expenses:
Operating	170.5	134.3	(27%)
SG&A	142.9	137.5	(4%)
Restructuring	(0.1)	0.3	133%
Depreciation and amortization	21.8	15.2	(43%)

Total	335.1	287.3	(17%)

Operating income	$270.1	$190.5	42%

Interest (expense) income, net	$(14.1)	$(9.0)	(57%)
Other non-operating (expense) income, net	$8.2	$(3.6)	328%
Net income attributable to Moody’s	$189.0	$121.0	56%

Global revenue of $605.2 million in the second quarter of 2011 increased $127.4 million compared to the same period in 2010 reflecting good growth in both segments. The increase in ratings revenue compared to the second quarter of 2010 reflects growth across all ratings LOBs, most notably from within CFG. The growth in MA revenue reflects higher revenue in the professional services and RD&A LOBs and includes revenue from CSI which was acquired in the fourth quarter of 2010. Transaction revenue accounted for 49% of global MCO revenue in the second quarter of 2011, compared to 41% in the same period of the prior year. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from the professional services line of business which offers credit risk management advisory and training services, which are typically sold on a per-engagement basis.

U.S. revenue increased $53.5 million over 2010, primarily reflecting higher corporate finance rated issuance volumes in the second quarter of 2011. This growth was primarily due to strong rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt, compared to the prior year period. Also contributing to the growth over the prior year was higher CREF issuance within SFG and infrastructure finance rated issuance volumes within PPIF.

Non-U.S. revenue increased $73.9 million over 2010, reflecting growth in all LOBs within both segments. The increase in non-U.S. ratings revenue primarily reflects growth in rated issuance for speculative-grade and investment-grade corporate debt as well as banking-related issuance across all non-U.S. regions. Additionally, there was growth across most asset classes within SFG, particularly in the EMEA region. The increase in non-U.S. MA revenue reflects growth across all LOBs, most notably in professional services, which is primarily attributed to the acquisition of CSI in the fourth quarter of 2010 coupled with strong growth in the base business. Changes in FX translation rates had an approximate $15 million favorable impact on non-U.S. revenue for the quarter ended June 30, 2011.

The table below shows Moody’s global staffing by geographic area:

	June 30,		% Change
	2011	2010
United States	2,349	2,223	6%
International	2,200	1,921	15%

Total	4,549	4,144	10%

Operating expenses were $170.5 million in the second quarter of 2011, an increase of $36.2 million from the same period in 2010 and reflected both higher compensation and non-compensation costs. Compensation costs increased approximately $27 million from the prior year reflecting higher salaries and related employee benefits which has resulted from increases in headcount in both the MIS and MA segments coupled with annual merit increases. Additionally, there was approximately $11 million higher incentive compensation resulting from increased headcount and greater projected achievement against full-year 2011 targeted results through the second quarter of 2011 compared to the projected achievement against full-year targets in the prior year period. Non-compensation costs have increased approximately $9 million over the second quarter of 2010 reflecting higher costs resulting from the Company’s ongoing investments in technology infrastructure as well as higher travel-related costs which are correlated with continued improving business conditions in both segments.

SG&A expenses of $142.9 million in the second quarter of 2011 increased $5.4 million from the same period in 2010. Compensation costs increased approximately $17 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in support areas such as compliance and IT. Additionally there was approximately $5 million higher incentive compensation costs compared to 2010 reflecting increased headcount and greater projected achievement against full-year 2011 targeted results through the second quarter of 2011 compared to the projected achievement against full-year targets in the prior year period. Non-compensation expenses decreased approximately $12 million over the prior year primarily reflecting lower legal and litigation-related costs.

Depreciation and amortization of $21.8 million in the second quarter of 2011 increased $6.6 million from the same period in 2010 and reflected higher amortization for software developed or obtained for internal use coupled with higher amortization related to intangible assets capitalized during the fourth quarter 2010 acquisition of CSI.

Operating income of $270.1 million increased $79.6 million from the same period in 2010, reflecting the 27% increase in revenue exceeding the 17% increase in operating expenses. Changes in FX translation rates had an approximate $5 million favorable impact on operating income in the three months ended June 30, 2011.

Interest (expense) income, net for the three months ended June 30, 2011 was ($14.1) million, a $5.1 million increase in expense compared to the same period in 2010. This increase is primarily due to higher expense on borrowings reflecting interest on the $500 million 2010 Senior Notes issued in the third quarter of 2010 partially offset by lower interest expense on the $300 million Series 2005-1 Notes resulting from benefits on interest rate swaps entered into in the fourth quarter of 2010 to convert the fixed rate of interest on the notes to a floating LIBOR-based rate. Additionally, there were benefits of $3.7 million and $2.5 million in the three months ended June 30, 2011 and 2010, respectively, related to the favorable resolution of Legacy Tax Matters. The benefit in 2011 consists of a $2.8 million reversal of interest expense related to a matter for which the statute of limitations had lapsed and $0.9 million in interest income received for the settlement of a matter for a tax year preceding the 2000 Distribution. The benefit in 2010 reflects interest income received for the favorable settlement of Legacy Tax Matters.

Other non-operating (expense) income, net of $8.2 million in the three months ended June 30, 2011 increased $11.8 million compared to the same period in 2010. The increase in income reflects a $6.4 million reversal of reserves in the second quarter of 2011 for the lapse of a statute of limitations relating to a Legacy Tax Matter. Additionally, there were FX gains of approximately $1 million in the three months ended June 30, 2011 compared to FX losses of approximately $4 million in the prior year period. The losses in the prior year period primarily reflected the weakening of the euro to the British pound.

Moody’s ETR was 27.8% in the second quarter of 2011, down from 31.1% in 2010. The decrease was primarily due to a higher proportion of taxable income generated internationally in lower tax jurisdictions, lower U.S. state income taxes and a beneficial adjustment in UTBs in 2011 resulting from a foreign tax ruling, partially offset by a smaller tax benefit in 2011 for Legacy Tax Matters.

Net Income for the three months ended June 30, 2011, which reflected a benefit of $14.7 million relating to the aforementioned foreign tax ruling, or $0.06 per diluted share, was $189.0 million, or $0.82 per diluted share, and increased $68.0 million or $0.31 per diluted share, compared to the same period in 2010. The increase in EPS over the prior year reflects higher Net Income coupled with fewer diluted shares outstanding compared to the second quarter of 2010. Excluding net benefits from the favorable resolution of Legacy Tax Matters in both periods as well as minor restructuring-related adjustments in both periods, Net Income increased $65.3 million, or 56%, to $181.9 million, resulting in a $0.30, or 61%, increase in diluted EPS compared to the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Corporate finance (CFG)	$200.1	$127.9	56%
Structured finance (SFG)	86.3	73.1	18%
Financial institutions (FIG)	79.1	63.2	25%
Public, project and infrastructure finance (PPIF)	72.5	64.4	13%

Total external revenue	438.0	328.6	33%
Intersegment royalty	16.2	15.5	5%

Total MIS Revenue	454.2	344.1	32%

Expenses:
Operating and SG&A (including intersegment expenses)	204.1	180.3	(13%)
Restructuring	(0.1)	0.2	150%
Depreciation and amortization	12.3	7.8	(58%)

Total	216.3	188.3	(15%)

Operating income	$237.9	$155.8	53%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $438.0 million for the three months ended June 30, 2011, increased $109.4 million compared to a challenging period in 2010, reflecting growth in all ratings LOBs despite continuing uncertainties in the EU sovereign debt markets and more recently, uncertainty in the U.S. Federal government debt markets that developed over the later part of the second quarter of 2011. The most notable growth reflected higher rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt. Additionally, there was growth across most asset classes within SFG compared to challenging conditions in the securitization markets in the prior year as well as stronger banking and insurance-related issuance within FIG and U.S. infrastructure finance issuance within PPIF. Furthermore, the revenue growth over the second quarter of 2010 relates to certain pricing increases reflecting the Company’s enhanced commitment to monitoring and surveillance functions. Transaction revenue for MIS in the three months ended June 30, 2011 was 61% of total revenue compared to 54% in 2010, with the increase primarily reflecting the aforementioned growth in rated issuance in the CFG and SFG LOBs.

In the U.S., revenue was $245.0 million in the second quarter of 2011, an increase of $50.5 million, or 26% compared to the same period in 2010. The increase was primarily due to strong rated issuance volumes for bank loans as well as investment-grade and high-yield corporate debt. Additionally, there were higher rated issuance volumes in the REIT and CMBS asset classes within SFG as well as higher infrastructure finance rated issuance compared to the second quarter of 2010.

Non-U.S. revenue was $193.0 million in the second quarter of 2011 and increased $58.9 million, or 44% compared to the same period in the prior year. The increase reflects strong growth in high-yield and investment-grade corporate debt and banking-related issuance across most regions coupled with growth in the EMEA region in rated issuance volumes across most asset classes within SFG. Changes in FX translation rates had an approximate $15 million favorable impact on non-U.S. MIS revenue in the second quarter of 2011.

Global CFG revenue of $200.1 million in the second quarter of 2011 increased $72.2 million from the same period in 2010, primarily reflecting strong growth in rated issuance volumes for high-yield corporate bonds and bank loans as well as strong growth in investment-grade corporate debt issuance and price increases. Transaction revenue represented 76% of total CFG revenue in the second quarter of 2011, compared to 70% in the prior year period. In the U.S., revenue in the second quarter of 2011 was $123.8 million, $37.2 million higher than the same period in 2010. The increase is primarily due to growth in rated issuance for high-yield corporate debt and bank loans reflecting increased investor confidence in the high-yield market, which resulted in lower credit spreads for these securities coupled with the current low interest rate environment. Additionally, the growth over the second quarter of 2010 reflected higher investment-grade corporate debt issuance relating to issuers taking advantage of the current low interest rate environment to refinance existing borrowings. Internationally, revenue of $76.3 million in the second quarter of 2011 increased $35.0 million compared to the same period in 2010, driven by rated issuance growth in high-yield and investment-grade corporate debt throughout most non-U.S. regions reflecting the aforementioned increased investor confidence in the high-yield markets which has resulted in narrowing credit spreads. Favorable changes in FX translation rates had an approximate $6 million impact on international CFG revenue in the second quarter of 2011.

Global SFG revenue of $86.3 million in the second quarter of 2011 increased $13.2 million compared to the same period in 2010, reflecting growth in most asset classes internationally which resulted in transaction revenue increasing to 51% of total SFG revenue in the second quarter of 2011 compared to 40% in the prior year period. In the U.S., revenue of $39.6 million increased $3.1 million compared to the second quarter of 2010, reflecting strong growth in REIT and CMBS rated issuance volumes due to the current low interest rate environment and narrow credit spreads for these asset classes. Non-U.S. revenue in the second quarter of 2011 of $46.7 million increased $10.1 million compared to the same period in the prior year, primarily reflecting growth across most asset classes within the EMEA region, most notably in the consumer ABS, RMBS and covered bond sectors. The increase in ABS and RMBS rated issuance volumes reflects growth compared to a challenging prior year period in the EMEA securitization markets. The increase in rated issuance for covered bonds in the EMEA region reflects increased investor demand for this asset class. Favorable changes in FX translation rates had an approximate $5 million impact on international SFG revenue in the second quarter of 2011.

Global FIG revenue of $79.1 million in the second quarter of 2011 increased $15.9 million compared to the same period in 2010 with growth in banking and insurance-related revenue. Transaction revenue was 38% of total FIG revenue in the quarter ended June 30, 2011, compared to 32% in same period in 2010. In the U.S., revenue of $32.9 million in the second quarter of 2011 increased $6.9 million compared to the prior year. The increase primarily reflects higher insurance and banking issuance volumes which reflect issuers taking advantage of the current low interest rate environment as well as price increases. Outside the U.S., revenue in the second quarter of 2011 was $46.2 million, or $9.0 million higher than in the prior year, and was primarily due to good growth in banking revenue across all non-U.S. regions reflecting issuers opportunistically coming to market in the current low interest rate environment as well as price increases. Favorable changes in FX translation rates had an approximate $3 million impact on international FIG revenue in the second quarter of 2011.

Global PPIF revenue was $72.5 million in the second quarter of 2011, an increase of $8.1 million compared to the same period in 2010, primarily reflecting increases in infrastructure finance revenue resulting from higher rated issuance in the U.S. and pricing increases being partially offset by declines in U.S. public finance issuance. Revenue generated from new transactions was 59% of total PPIF revenue in the second quarter of 2011, compared to 58% in the prior year period. In the U.S., revenue for the three months ended June 30, 2011 of $48.7 million increased $3.3 million over the prior year primarily due to higher infrastructure finance rated issuance resulting from the current low interest rate environment being partially offset by declines in public finance rated issuance. The decrease in U.S. public finance rated issuance volumes reflects declines in state and local government spending and the expiration of the Build America Bond Program in the fourth quarter of 2010 which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009. Outside the U.S., PPIF revenue increased 25% compared to the second quarter of 2010 due to growth in infrastructure finance revenue across all regions reflecting issuers taking advantage of the favorable credit market conditions to refinance existing debt and fund capital expenditure needs as well as price increases. Favorable changes in FX translation rates had an approximate $2 million impact on international PPIF revenue in the second quarter of 2011.

Operating and SG&A expenses in the second quarter of 2011 increased $23.8 million compared to the same period in 2010 and reflected an increase in compensation costs of approximately $32 million, partially offset by decreases in non-compensation expenses of approximately $9 million. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases, modest headcount growth in the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, there was higher incentive compensation due to an increase in headcount and greater projected achievement against full-year 2011 targeted results through the second quarter of 2011 compared to the projected achievement against full-year targets in the prior year period. The decrease in non-compensation expenses primarily reflects lower legal and litigation-related costs.

Operating income in the second quarter of 2011 of $237.9 million, which includes intersegment royalty revenue and intersegment license expense, increased $82.1 million from the same period in 2010 and reflects the 32% increase in total MIS revenue outpacing the 15% increase in total operating expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Research, data and analytics (RD&A)	$111.0	$105.2	6%
Risk management software (RMS)	40.0	39.2	2%
Professional services	16.2	4.8	238%

Total external revenue	167.2	149.2	12%

Intersegment license fees	2.6	2.4	8%

Total MA Revenue	169.8	151.6	12%

Expenses:
Operating and SG&A (including intersegment expenses)	128.1	109.4	(17%)
Restructuring	—	0.1	100%
Depreciation and amortization	9.5	7.4	(28%)

Total	137.6	116.9	(18%)

Operating income	$32.2	$34.7	(7%)

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $18.0 million compared to the second quarter of 2010, with over 83% of the growth generated internationally, and reflected revenue from CSI which was acquired in the fourth quarter of 2010. Recurring revenue comprised 84% of total MA revenue in the second quarter of 2011 compared to 88% in the same period of the prior year.

In the U.S., revenue of $70.0 million in the second quarter of 2011 increased $3.0 million, primarily reflecting growth in RD&A. International revenue of $97.2 million for the three months ended June 30, 2011 was $15.0 million higher than the same period in 2010, and reflected growth across all LOBs, most notably in professional services which includes revenue from the CSI acquisition completed in the fourth quarter of 2010.

Global RD&A revenue, which comprised over 66% of MA revenue in both the second quarter ended June 30, 2011 and 2010, increased $5.8 million over the prior year. The increase reflects greater demand for products that support analysis for investment and commercial credit applications and also the gradual stabilization among capital markets customers as disruption from the global financial crisis recedes. Global RMS revenue in the second quarter of 2011 increased $0.8 million over the same period in 2010, due to the final delivery and client acceptance of software licenses and implementations. Revenue from professional services increased $11.4 million compared to the second quarter of 2010 with the acquisition of CSI in the fourth quarter of 2010 reflecting approximately 90% of the growth as well as strong growth in the base business. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the second quarter of 2011, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $18.7 million compared to the same period in 2010 reflecting both higher compensation and non-compensation costs of approximately $13 million and $5 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits reflecting annual merit increases coupled with an increase in headcount which included the acquisition of CSI in the fourth quarter of 2010 as well as increases to support business growth. Additionally, the increase in compensation costs reflects higher incentive compensation due to the aforementioned increase in headcount. Also, there were higher commissions reflecting growth in sales. The increase in non-compensation costs reflects expenses related to CSI which was acquired in the fourth quarter of 2010 as well as increases in certain variable costs, such as T&E, that are correlated with business growth.

Operating income of $32.2 million in the second quarter of 2011, which includes the intersegment royalty expense, decreased $2.5 million compared to the same period in 2010, reflecting the 18% increase in operating expenses slightly exceeding the total revenue growth of 12 percent.

Six Months Ended June 30, 2011 compared with Six Months Ended June 30, 2010

Executive Summary

Moody’s revenue for the six months ended June 30, 2011 totaled $1,182.3 million, an increase of $227.9 million compared to the same period in 2010. Excluding the favorable impact from changes in FX translation rates, revenue in the six months ended June 30, 2011 increased $212.3 million compared to 2010. Total expenses were $662.1 million, an increase of $95.0 million compared to the first six months of 2010 of which approximately $16 million of the increase was due to unfavorable changes in FX translation rates. Operating income of $520.2 million in the first six months of 2011 increased $132.9 million compared to the same period in the prior year. Diluted EPS of $1.49 for the six months ended June 30, 2011, which included a $0.06 favorable impact relating to a foreign tax ruling and a $0.03 benefit related to favorable resolutions of Legacy Tax Matters, increased $0.50 over the prior year period. Excluding the $0.03 favorable impact relating to the resolution of Legacy Tax Matters in 2011, diluted EPS of $1.46 increased $0.49, or 51%, from $0.97 in 2010, which excludes a prior year favorable impact of $0.02 related to the resolution of a Legacy Tax Matter.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
United States	$616.4	$516.1	19%

International:
EMEA	369.0	298.4	24%
Other	196.9	139.9	41%

Total International	565.9	438.3	29%

Total	1,182.3	954.4	24%

Expenses:
Operating	331.3	270.2	(23%)
SG&A	291.4	266.3	(9%)
Restructuring	(0.1)	(0.4)	(75%)
Depreciation and amortization	39.5	31.0	(27%)

Total	662.1	567.1	(17%)

Operating income	$520.2	$387.3	34%

Interest (expense) income, net	$(32.3)	$(22.3)	(45%)
Other non-operating (expense) income, net	$11.5	$(4.6)	350%
Net income attributable to Moody’s	$344.5	$234.4	47%

Global revenue of $1,182.3 million in the six months ended June 30, 2011 increased $227.9 million compared to the same period in 2010 reflecting good growth in both segments. The increase in ratings revenue compared to the first six months of 2010 reflects growth across all ratings LOBs, most notably from within CFG. The growth in MA reflects higher revenue across all LOBs, most notably in professional services and RD&A and includes revenue from CSI which was acquired in the fourth quarter of 2010. Transaction revenue accounted for 49% of global MCO revenue in the six months ended June 30, 2011, compared to 41% in the same period of the prior year.

U.S. revenue increased $100.3 million over 2010, primarily reflecting growth in corporate finance primarily due to strong rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt compared to the prior year period. Also contributing to the growth in U.S. ratings revenue over the prior year was higher rated issuance volumes in CREF within SFG and infrastructure finance within PPIF. The aforementioned growth in ratings revenue was partially offset by declines in U.S. public finance rated issuance. Additionally, the increase over the six months ended June 30, 2010 reflects growth in the RD&A and RMS LOBs within MA.

Non-U.S. revenue increased $127.6 million over 2010, reflecting growth in all LOBs within both segments. The most notable growth in non-U.S. ratings revenue resulted from higher rated issuance volumes in the EMEA region for high-yield and investment-grade corporate debt as well as from most asset classes within EMEA and Asia SFG. Additionally, the growth over 2010 reflects higher banking-related issuance across all non-U.S. regions. The increase in non-U.S. MA revenue reflects growth across all LOBs, most notably in professional services, where over 80% of the growth for this LOB is attributed to the acquisition of CSI in the fourth quarter of 2010 coupled with strong growth in the base business. Changes in FX translation rates had an approximate $15 million favorable impact on non-U.S. revenue for the six months ended June 30, 2011.

Operating expenses were $331.3 million in the first six months of 2011, an increase of $61.1 million from the same period in 2010 and reflected both higher compensation and non-compensation costs. Compensation costs increased approximately $46 million from the prior year reflecting higher salaries and related employee benefits which has resulted from increases in headcount in both the MIS and MA segments coupled with annual merit increases. Additionally, there was approximately $17 million higher incentive compensation resulting from increased headcount and greater projected achievement against full-year 2011 targeted results through the second quarter of 2011 compared to the projected achievement against full-year targets in the prior year period. Non-compensation costs have increased approximately $15 million over the same period in 2010 reflecting higher costs resulting from the Company’s ongoing investments in technology infrastructure as well as higher travel-related costs which are correlated with continued improving business conditions in both segments.

SG&A expenses of $291.4 million in the first six months of 2011 increased $25.1 million from the same period in 2010. Compensation costs increased approximately $33 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in support areas such as compliance and IT. Additionally there was approximately $8 million higher incentive compensation costs compared to 2010 reflecting increased headcount and greater projected achievement against full-year 2011 targeted results through the second quarter of 2011 compared to the projected achievement against full-year targets in the prior year period. Non-compensation expenses decreased approximately $8 million over the prior year primarily reflecting lower legal and litigation-related costs partially offset by higher professional service costs relating to ongoing investments in technology infrastructure.

Depreciation and amortization of $39.5 million in the six months ended June 30, 2011 increased $8.5 million from the same period in 2010 and reflected higher amortization for software developed or obtained for internal use coupled with higher amortization related to intangible assets capitalized during the fourth quarter 2010 acquisition of CSI.

Operating income of $520.2 million was up $132.9 million from the same period in 2010, reflecting the 24% increase in revenue exceeding the 17% increase in operating expenses. Changes in FX translation rates had an immaterial impact on operating income in the six months ended June 30, 2011.

Interest (expense) income, net for the six months ended June 30, 2011 was ($32.3) million, a $10.0 million increase in expense compared to the same period in 2010. This increase is primarily due to higher expense on borrowings reflecting interest on the $500 million 2010 Senior Notes issued in the third quarter of 2010 partially offset by lower interest expense on the $300 million Series 2005-1 Notes resulting from benefits on interest rate swaps entered into in the fourth quarter of 2010 to convert the fixed rate of interest on the notes to a floating LIBOR-based rate. Additionally, there were benefits of $3.7 million and $2.5 million, in the six months ended June 30, 2011 and 2010, respectively, related to the favorable resolution of Legacy Tax Matters. The benefit in 2011 consists of a $2.8 million reversal of interest expense related to a matter for which the statute of limitations had lapsed coupled with $0.9 million in interest income received for the settlement of a matter for a tax year that preceded the 2000 Distribution. The benefit in 2010 reflects interest income received for the favorable settlement of Legacy Tax Matters.

Other non-operating (expense) income, net of $11.5 million in the first half of 2011 increased $16.1 million compared to the same period in 2010. The increase in income reflects a $6.4 million reversal of reserves in the first half of 2011 for the lapse of a statute of limitations relating to a Legacy Tax Matter. Additionally, there were FX gains of approximately $3 million in the first half of 2011 compared to FX losses of approximately $5 million in the prior year period. The gains in 2011 primarily reflect the strengthening of the euro to the British pound over the first six months of 2011. The losses in the prior year period primarily reflected the weakening of the euro to the British pound.

Moody’s ETR was 30.4% in the first half of 2011, down from 34.2% in 2010. The decrease was primarily due to a higher proportion of taxable income generated internationally in lower tax jurisdictions, lower U.S. state income taxes and a beneficial adjustment in UTBs in 2011 resulting from a foreign tax ruling, partially offset by a smaller tax benefit in 2011 for Legacy Tax Matters.

Net Income for the first half of 2011, which reflected a benefit of approximately $13 million benefit related to the aforementioned foreign tax ruling, or $0.06 per diluted share, was $344.5 million, or $1.49 per diluted share, and increased $110.1 million or $0.50 per diluted share, compared to the same period in 2010. The increase in EPS over the prior year reflects higher Net Income coupled with fewer diluted shares outstanding compared to the first half of 2010. Excluding net benefits from the favorable resolution of Legacy Tax Matters in both periods as well as minor restructuring-related adjustments in both periods, Net Income increased $107.9 million, or 47%, to $337.4 million, resulting in a $0.49, or 51%, increase in diluted EPS compared to the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Corporate finance (CFG)	$381.9	$254.3	50%
Structured finance (SFG)	175.7	144.6	22%
Financial institutions (FIG)	156.0	139.4	12%
Public, project and infrastructure finance (PPIF)	137.0	125.8	9%

Total external revenue	850.6	664.1	28%
Intersegment royalty	32.2	30.8	5%

Total MIS Revenue	882.8	694.9	27%

Expenses:
Operating and SG&A (including intersegment expenses)	404.2	357.7	(13%)
Restructuring	(0.1)	(0.3)	(67%)
Depreciation and amortization	21.0	16.0	(31%)

Total	425.1	373.4	(14%)

Operating income	$457.7	$321.5	42%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $850.6 million for the six months ended June 30, 2011, increased $186.5 million compared to a challenging period in 2010, reflecting growth in all ratings LOBs despite continuing uncertainties in the EU sovereign debt markets and more recently, uncertainty in the U.S. Federal government debt markets that developed over the later part of the second quarter of 2011. The most notable growth reflected higher rated issuance for high-yield corporate debt and bank loans as well as investment-grade corporate debt. Additionally, there was growth across most asset classes within SFG compared to challenging conditions in the securitization markets in the prior year as well as stronger banking and insurance-related issuance within FIG and infrastructure finance revenue within PPIF. Furthermore, the revenue growth over 2010 relates to certain pricing increases that reflect the Company’s enhanced commitment to monitoring and surveillance functions. Transaction revenue for MIS in the six months ended June 30, 2011 was 62% of total revenue compared to 54% in 2010, with the increase primarily reflecting the aforementioned growth in rated issuance in the CFG and SFG LOBs.

In the U.S., revenue was $475.0 million in the first half of 2011, an increase of $91.3 million, or 24% compared to the same period in 2010. The increase was primarily due to strong rated issuance volumes for high-yield corporate debt and bank loans as well as growth in rated issuance for investment-grade corporate debt. Additionally, there were higher rated issuance volumes in the REIT and CMBS asset classes within SFG as well as higher infrastructure finance revenue compared to the first half of 2010. These increases were partially offset by declines in rated issuance for U.S. public finance.

Non-U.S. revenue was $375.6 million in the first half of 2011, an increase of $95.2 million, or 34% compared to the same period in the prior year. The increase reflects strong growth in high-yield and investment-grade corporate debt and banking and insurance-related issuance coupled with growth in rated issuance volumes in the EMEA region across most asset classes within SFG. Changes in FX translation rates had an approximate $16 million favorable impact on non-U.S. MIS revenue in first half 2011.

Global CFG revenue of $381.9 million in the first half of 2011 increased $127.6 million from the same period in 2010, primarily reflecting strong growth in rated issuance volumes for high-yield corporate bonds and bank loans as well as good growth in investment-grade corporate debt issuance and price increases. Transaction revenue represented 76% of total CFG revenue in the six months ended June 30, 2011, compared to 70% in the prior year period. In the U.S., revenue in the first half of 2011 was $244.5 million, $78.3 million higher than the same period in 2010. The increase is primarily due to growth in rated issuance for high-yield corporate debt and bank loans reflecting increased investor confidence in the high-yield markets, which resulted lower credit spreads for these securities coupled with the current low interest rate environment. Additionally, the growth over 2010 reflected higher investment-grade corporate debt issuance relating to issuers taking advantage of the current low interest rate environment to refinance existing borrowings. Also, the increases in both investment-grade and speculative-grade corporate debt reflect an increase in issuance to fund merger and acquisition-related activity. Internationally, revenue of $137.4 million in the first half of 2011 increased $49.3 million compared to the same period in 2010, driven by rated issuance growth in high-yield and investment-grade corporate debt in the EMEA and Asia regions reflecting the aforementioned narrowing credit spreads and increased investor confidence in the high-yield markets. The growth in non-U.S. revenue over the prior year period also reflects higher Corporate Family Ratings and Indicative Ratings. Favorable changes in FX translation rates had an approximate $6 million impact on international CFG revenue in the first half of 2011.

Global SFG revenue of $175.7 million in the first half of 2011 increased $31.1 million compared to the same period in 2010, primarily reflecting growth in most asset classes internationally, resulting in transaction revenue increasing to 52% of total SFG revenue in the first half of 2011 compared to 40% in the prior year period. In the U.S., revenue of $80.6 million increased $7.3 million compared to the first half of 2010, reflecting good growth in REIT and CMBS rated issuance volumes due to the current low interest rate environment and narrow credit spreads for these asset classes. Non-U.S. revenue in the six months ended June 30, 2011 of $95.1 million increased $23.8 million compared to the same period in the prior year, primarily reflecting growth across most asset classes within the EMEA region, most notably in the ABS, RMBS and covered bonds sectors. The increases in ABS and RMBS reflect issuers coming to market ahead of regulatory changes implemented by the ECB in March 2011 which required two ratings for asset-backed securities that may be used as collateral in Eurosystem credit operations. Favorable changes in FX translation rates had an approximate $5 million impact on international SFG revenue in the first half of 2011.

Global FIG revenue of $156.0 million in the first half of 2011 increased $16.6 million compared to the same period in 2010, reflecting growth in banking and insurance-related revenue across all regions coupled with the aforementioned price increases. Transaction revenue was 41% of total FIG revenue in the first half of 2011, compared to 38% in same period in 2010. In the U.S., revenue of $64.3 million in the first half of 2011 increased $6.4 million compared to the prior year. The increase primarily reflects higher banking and insurance issuance volumes which reflect issuers taking advantage of the current low interest rate environment as well as price increases. Outside the U.S., revenue in the first half of 2011 was $91.7 million, or $10.2 million higher than in the prior year, and was primarily due to good growth in banking revenue across all non-U.S. regions reflecting issuers opportunistically coming to market in the current low interest rate environment as well as price increases. Favorable changes in FX translation rates had an approximate $3 million impact on international FIG revenue in the first half of 2011.

Global PPIF revenue was $137.0 million in the first half of 2011, an increase of $11.2 million compared to the same period in 2010, primarily reflecting increases in infrastructure finance revenue across all regions resulting from higher rated issuance in the U.S. and pricing increases being partially offset by declines in U.S. public finance issuance. Revenue generated from new transactions was 57% of total PPIF revenue in the first half of 2011, compared to 56% in the prior year period. In the U.S., revenue for the six months ended June 30, 2011 of $85.6 million was consistent with the prior year primarily due to higher infrastructure finance rated issuance resulting from issuers opportunistically coming to market in the current low interest rate environment being offset by declines in public finance rated issuance. The decrease in rated issuance volumes for U.S.

public finance reflect declines in state and local government spending and the expiration of the Build America Bond Program in the fourth quarter of 2010 which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009. Outside the U.S., PPIF revenue increased 30% compared to the first half of 2010 due to growth in infrastructure finance revenue across all non-U.S. regions reflecting issuers taking advantage of the favorable credit market conditions to refinance existing debt and fund capital expenditure needs as well as price increases. Favorable changes in FX translation rates had an approximate $2 million impact on international PPIF revenue in the first half of 2011.

Operating and SG&A expenses in the first half of 2011 increased $46.5 million compared to the same period in 2010 and reflected increases in compensation costs of approximately $51 million partially offset by lower non-compensation expenses of approximately $5 million. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases, modest headcount growth in the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, there was higher incentive compensation due to an increase in headcount and greater projected achievement against full-year 2011 targeted results through the second quarter of 2011 compared to the projected achievement against full-year targets in the prior year period. The decrease in non-compensation expenses primarily reflects lower legal and litigation-related costs compared to the prior year partially offset by higher T&E due to improving business conditions as well as higher costs resulting from the Company’s continued investment in improving IT infrastructure.

Operating income in the second quarter of 2011 of $457.7 million, which includes intersegment royalty revenue and intersegment license expense, increased $136.2 million from the same period in 2010 and reflects the 27% increase in total MIS revenue outpacing the 14% increase in total operating expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Research, data and analytics (RD&A)	$220.6	$209.8	5%
Risk management software (RMS)	79.6	72.5	10%
Professional services	31.5	8.0	294%

Total external revenue	331.7	290.3	14%

Intersegment license fees	5.2	4.7	11%

Total MA Revenue	336.9	295.0	14%

Expenses:
Operating and SG&A (including intersegment expenses)	255.9	214.3	(19%)
Restructuring	—	(0.1)	(100%)
Depreciation and amortization	18.5	15.0	(23%)

Total	274.4	229.2	(20%)

Operating income	$62.5	$65.8	(5%)

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $41.4 million compared to the first half of 2010, with over 78% of the growth generated internationally, and reflected revenue from CSI which was acquired in the fourth quarter of 2010. Recurring revenue comprised 83% of total MA revenue in the first half of 2011 compared to 90% in the same period of the prior year.

In the U.S., revenue of $141.4 million in the first half of 2011 increased $9.0 million, primarily reflecting growth in RD&A and RMS. International revenue of $190.3 million for the six months ended June 30, 2011 was $32.4 million higher than the same period in 2010, and reflected growth across all LOBs, most notably in professional services which includes revenue from the CSI acquisition completed in the fourth quarter of 2010.

Global RD&A revenue, which comprised over 66% of MA revenue in both the six months ended June 30, 2011 and 2010, increased $10.8 million over the prior year. The increase reflects greater demand for products that support analysis for investment and commercial credit applications and also the gradual stabilization among capital markets customers as disruption from the global financial crisis recedes. Global RMS revenue in the first half of 2011 increased $7.1 million over the same period in 2010, due to the final delivery and client acceptance of software licenses and implementations. Revenue from the professional services LOB increased $23.5 million compared to the first half of 2010, with approximately 80% of the growth reflecting the acquisition of CSI in the fourth quarter of 2010 coupled with strong growth in the base business. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the first half of 2011, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $41.6 million compared to the same period in 2010 reflecting both higher compensation and non-compensation costs of approximately $28 million and $12 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits reflecting annual merit increases coupled with an increase in headcount relating to the acquisition of CSI in the fourth quarter of 2010 as well as to support business growth. Additionally, the increase in compensation costs reflects higher incentive compensation due to the aforementioned increase in headcount. Also, there was an increase in commissions reflecting stronger MA sales than in the prior period. The increase in non-compensation costs reflects expenses related to CSI which was acquired in the fourth quarter of 2010 as well as increases in certain variable costs, such as T&E, that are correlated with business growth.

Operating income of $62.5 million in the first half of 2011, which includes the intersegment royalty expense, decreased $3.3 million compared to the same period in 2010, reflecting the $45.2 million increase in operating expenses slightly exceeding the total revenue growth of $41.9 million.

Non-GAAP Financial Measures:

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to minor adjustments made to both the Company’s 2007 and 2009 Restructuring Plans and Legacy Tax Matters, with the Legacy Tax Matters being further discussed in Note 12 to the Company’s condensed consolidated financial statements. The table below shows Moody’s consolidated results for each of the three and six months ended June 30, 2011 and 2010, adjusted to exclude the impact of the aforementioned items:

Amounts in millions, except per share amounts	Three Months Ended June 30,
	2011				2010
	As Reported	Restructuring (a)	Legacy Tax (b)	Non-GAAP Financial Measures	As Reported	Restructuring (a)	Legacy Tax (b)	Non-GAAP Financial Measures
Total expenses	$335.1	$0.1	$—	$335.2	$287.3	$(0.3)	$—	$287.0
Operating income	$270.1	$(0.1)	$—	$270.0	$190.5	$0.3	$—	$190.8
Interest (expense), income net	$(14.1)	$—	$(0.9)	$(15.0)	$(9.0)	$—	$(2.5)	$(11.5)
Other non-operating (expense), income, net	$8.2	$—	$(6.4)	$1.8	$(3.6)	$—	$—	$(3.6)
Provision for income taxes	$73.5	$—	$(0.3)	$73.2	$55.3	$0.1	$2.1	$57.5
Net income attributable to Moody’s Corporation	$189.0	$(0.1)	$(7.0)	$181.9	$121.0	$0.2	$(4.6)	$116.6

Earnings per share attributable to Moody’s common shareholders
Basic	$0.83	$—	$(0.03)	$0.80	$0.51	$—	$(0.01)	$0.50
Diluted	$0.82	$—	$(0.03)	$0.79	$0.51	$—	$(0.02)	$0.49

	Six Months Ended June 30,
	2011				2010
	As Reported	Restructuring (a)	Legacy Tax (b)	Non-GAAP Financial Measures	As Reported	Restructuring (a)	Legacy Tax (b)	Non-GAAP Financial Measures
Total expenses	$662.1	$0.1	$—	$662.2	$567.1	$0.4	$—	$567.5
Operating income	$520.2	$(0.1)	$—	$520.1	$387.3	$(0.4)	$—	$386.9
Interest (expense), income net	$(32.3)	$—	$(0.9)	$(33.2)	$(22.3)	$—	$(2.5)	$(24.8)
Other non-operating (expense), income, net	$11.5	$—	$(6.4)	$5.1	$(4.6)	$—	$—	$(4.6)
Provision for income taxes	$151.6	$—	$(0.3)	$151.3	$123.1	$(0.1)	$2.1	$125.1
Net income attributable to Moody’s Corporation	$344.5	$(0.1)	$(7.0)	$337.4	$234.4	$(0.3)	$(4.6)	$229.5

Earnings per share attributable to Moody’s common shareholders
Basic	$1.51	$—	$(0.03)	$1.48	$0.99	$—	$(0.02)	$0.97
Diluted	$1.49	$—	$(0.03)	$1.46	$0.99	$—	$(0.02)	$0.97

(a)	To exclude minor adjustments related to both the 2009 and 2007 restructuring charges. Additionally, includes the tax impacts of the aforementioned adjustments.
(b)	To exclude benefits related to the resolution of certain Legacy Tax Matters.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating cash flow. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2011	2010
Net cash provided by operating activities	$445.9	$304.0	$141.9
Net cash used in investing activities	$(40.4)	$(33.3)	$(7.1)
Net cash used in financing activities	$(153.1)	$(223.8)	$70.7

Net cash provided by operating activities

The $141.9 million increase in net cash flows provided by operating activities resulted from an increase in net income of $110.5 million, which was further impacted by the following changes in assets and liabilities:

•

An approximate $49 million increase in cash flows reflecting lower prepaid tax balances in 2011 resulting from both a refund received from the Internal Revenue Service in 2011 for tax overpayments made in 2010 as well as the application of a portion of the aforementioned overpayments to 2011 quarterly estimated tax payments;

•

An approximate $42 million increase in cash flows due to an approximate $36 million unfavorable change in net deferred tax assets during the first six months of 2010 compared to an approximate $6 million favorable change in the first six months of 2011;

•

An approximate $30 million decrease in cash flows primarily reflecting higher incentive compensation payments made in 2011 compared to the prior year. The higher payouts in 2011 reflect greater achievement against targeted results in 2010 as compared to achievement against targets in 2009. Additionally, the decrease reflects a profit sharing contribution paid to eligible employees of the Company in 2011 which was based on the Company’s diluted EPS growth from 2009 to 2010. There was no such contribution made in 2010;

•	A decrease in cash flow of approximately $16 million relating to contributions and payments made by the Company to its funded and unfunded U.S. DBPPs and its U.S. other post-retirement plans in 2011;

•

A $34.6 million reduction in cash flow due to changes in year-to date accounts receivable balances from December 31, 2009 to June 30, 2010 compared to the same period in 2011. The higher accounts receivable balances in 2011 primarily reflect strong growth in rated issuance volumes within CFG compared to the prior year. Approximately 26% and 27% of the Company’s accounts receivable balance at June 30, 2011 and 2010, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

•	The remaining increase in cash flows from operations of approximately $21 million is due to changes in various other assets and liabilities.

Net cash used in investing activities

•

The cash paid for acquisitions in 2011 represents approximately $4 million for an immaterial acquisition within the MA segment as well as an approximate $3 million payment to a shareholder with a non-controlling interest to acquire a 16% additional direct equity investment in KIS Pricing. The additional investment in KIS Pricing adds to the Company’s existing indirect ownership of this entity through its controlling stake in KIS.

Net cash used in financing activities

The $70.7 million decrease in cash used in financing activities was attributed to:

•

An $87.2 million decrease in net repayments on short-term borrowings under the Company’s CP program. The Company had paid all outstanding CP Notes during 2010 and has no borrowings outstanding under the CP program or the revolving credit facility as of June 30, 2011;

•	An increase of $20.8 million in net proceeds for stock-based compensation plans reflecting a higher volume of stock option exercises in 2011 compared to 2010;

Partially offset by:

•	A $27.7 million increase in treasury shares repurchased compared to 2010;

•

Higher dividends paid of $8.7 million due to an increase in the March 2011 payout reflecting an increase in the Company’s quarterly dividend from 10.5 cents to 11.5 cents per share of Moody’s common stock as well as an increase from 11.5 cents per share to 14 cents per share for the June 2011 payout.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $938.5 million at June 30, 2011 consisted of approximately $631 million located outside of the U.S. The cash held in the Company’s non-U.S. operations contains approximately $519 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In July of 2011, the Board of Directors of the Company declared a quarterly dividend of $0.14 per share of Moody’s common stock, payable on September 10, 2011 to shareholders of a record at the close of business on August 20, 2011. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company expects to resume share repurchases in the second half of 2011 subject to available cash flow, market conditions and other capital allocation decisions. The Company did not repurchase shares in the second quarter of 2011 and repurchased $127.6 million of shares in the first quarter of 2011. As of June 30, 2011, Moody’s had $1.1 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

During the third quarter of 2010, the Company issued $500 million of 2010 Senior Notes due in September 2020, the proceeds of which were or will be used for general corporate purposes, including the redemption and repayment of short-term or long-term borrowings; working capital needs; capital expenditures; acquisitions of or investments in businesses or assets; and purchases of the Company’s common stock under its authorized stock repurchase program. At June 30, 2011, Moody’s had $1.2 billion of outstanding debt with $1.0 billion of additional capacity available. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of June 30, 2011 are approximately 133 million GBP, of which approximately 6 million GBP will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of June 30, 2011, including the aforementioned rent credits, are approximately $545 million, of which approximately $27 million will be paid during the next twelve months.

During the year ended December 31, 2011, the Company anticipates making payments of $8.9 million related to its unfunded pension plan and $0.4 million related to its other-post retirement plans.

Indebtedness

The following table summarizes total indebtedness:

	June 30, 2011	December 31, 2010
2007 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015, including fair value of interest rate swap of $3.4 million at 2011 and $(3.7) million at 2010	303.4	296.3
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.9 million and $3.0 million in 2011 and 2010, respectively	497.1	497.0
2008 Term Loan, various payments through 2013	142.5	146.3

Total debt	1,243.0	1,239.6
Current portion	(15.0)	(11.3)

Total long-term debt	$1,228.0	$1,228.3

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2011 (after June 30,)	$7.5	$—	$7.5
2012	71.2	—	71.2
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0

Total	$142.5	$300.0	$442.5

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

At June 30, 2011, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2011, there were no such cross defaults.

Interest (expense) income, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expense on borrowings	$(16.3)	$(10.6)	$(32.7)	$(21.4)
Income	1.3	0.5	2.3	1.1
Expense on UTBs and other tax related liabilities	(3.4)	(1.6)	(7.0)	(5.1)
Capitalized	0.6	0.2	1.4	0.6
Legacy Tax (a)	3.7	2.5	3.7	2.5

Total interest expense, net	$(14.1)	$(9.0)	$(32.3)	$(22.3)

(a)	The amounts in both years represent interest income related to the favorable settlement of Legacy Tax Matters, as further discussed in Note 12 to the condensed consolidated financial statements.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$303.4	$323.6	$296.3	$310.6
Series 2007-1 Notes	300.0	338.6	300.0	321.3
2010 Senior Notes	497.1	530.9	497.0	492.1
2008 Term Loan	142.5	142.5	146.3	146.3

Total	$1,243.0	$1,335.6	$1,239.6	$1,270.3

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

Off-Balance Sheet Arrangements

At June 30, 2011, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose of variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2011:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$1,679.1	$77.3	$243.3	$407.4	$951.1
Operating lease obligations(2)	868.6	66.7	132.3	107.3	562.3
Purchase obligations	114.4	45.3	55.2	13.9	—
Acquisition costs(3)	2.6	—	—	2.6	—
Pension obligations(4)	73.0	9.6	6.4	8.5	48.5

Total(5)	$2,737.7	$198.9	$437.2	$539.7	$1,561.9

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, and the 2007 Facility, as described in Note 11 to the condensed consolidated financial statements.
(2)	Primarily reflects real estate operating leases.
(3)	Reflects a $2.6 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016 as discussed in Note 7 to the condensed consolidated financial statements.
(4)	Reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded Post-Retirement Benefit Plans described in Note 10 to the condensed consolidated financial statements.
(5)	The table above does not include the Company’s net long-term tax liabilities of $237.6 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts be period cannot be reasonably estimated.

Dividends

On July 11, 2011, the Board approved the declaration of a quarterly dividend of $0.14 per share of Moody’s common stock, payable on September 10, 2011 to shareholders of record at the close of business on August 20, 2011.

2011 Outlook

Moody’s outlook for 2011 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, and consumer borrowing and securitization. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ materially from the current outlook.

Moody’s is revising its guidance for the full year 2011 to reflect stronger than expected second quarter performance, partially offset by expectations for more challenging debt issuance conditions in the U.S. and Europe as compared to the first half of the year. Moody’s guidance assumes foreign currency translation at end-of-quarter exchange rates.

For Moody’s overall, the Company now expects full year 2011 revenue to grow in the low-teens percent range. Revenue expectations for certain areas have changed based on conditions specific to those businesses and geographies. Full year 2011 expenses are now projected to increase in the low-double-digit percent range. Full year 2011 operating margin is still projected to be between 38% and 40%, reflecting our expectation that strong first half performance will be offset by planned expense increases and lower revenue in the second half of 2011 compared to the first half. The effective tax rate is now expected to be approximately 33 percent. Share repurchase is expected to resume in the second half of 2011, subject to available cash flow and other capital allocation decisions. The Company now expects diluted earnings per share for full year 2011 in the range of $2.38 to $2.48.

For the global MIS business, revenue for full year 2011 is now expected to increase in the low-teens percent range. Within the U.S., MIS revenue is now expected to increase in the high single-digit percent range, while non-U.S. revenue is now projected to grow in the low-twenties percent range. Corporate finance revenue is now forecast to increase in the mid-twenties percent range. Revenue from structured finance and financial institutions are each now forecast to increase in the high-single-digit percent range, while public, project and infrastructure finance revenue is now expected to be about flat with the prior year.

For Moody’s Analytics, full year 2011 revenue is now expected to increase in the low-double-digit percent range. Revenue growth is still projected in the mid-single-digit percent range for research, data and analytics and in the low- to mid-single-digit percent range for risk management software. Professional services revenue is still projected to more than double, primarily reflecting revenue from the late 2010 acquisition of CSI Global Education and very strong performance in the risk management advisory business. MA revenue is now expected to increase in the low-double-digit percent range in the U.S., and is still expected to grow in the low-double-digit percent range outside the U.S.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The objective of this ASU is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this ASU change the wording used to describe current requirements in U.S. GAAP for measuring fair value and for financial statement disclosure about fair value measurements. Some of the amendments in the ASU clarify the FASB’s intent or change a particular principle or requirement pertaining to the application of existing fair value measurement requirements or for disclosing information about fair value measurements. The amendments in this ASU are required to be applied prospectively and are effective for fiscal years beginning after December 15, 2011 and early adoption is not permitted. The Company is currently evaluating the potential impact, if any, of the implementation of this ASU on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10Q for the three months ended March  31, 2012.

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

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the U.S. District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2011, Moody’s has recorded liabilities for Legacy Tax Matters totaling $52.4 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of June 30, 2011, Moody’s liability with respect to this matter totaled $50.4 million.

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed related to pre-spinoff tax years. Coupled with the $6.4 million noted above (and related interest of $1.7 million), net legacy tax benefits were $8.7 million in the three and six months ended June 30, 2011, of which $7 million was deemed unusual in nature.

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

Regulation

In the U.S., since 1975, MIS has been designated as an NRSRO by the SEC. The SEC first applied the NRSRO designation in that year to CRAs whose credit ratings could be used by broker-dealers for purposes of determining their net capital requirements.

In September 2006, the Credit Rating Agency Reform Act of 2006 was enacted, which created a voluntary registration process for rating agencies wishing to be designated as NRSROs. The Reform Act provides the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. In June 2007, the SEC published its first set of rules implementing the Reform Act. These rules address the NRSRO application and registration process, as well as oversight rules related to recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices. In February 2009, the SEC published a second set of rules applicable to NRSROs, the majority of which provide requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies. In November 2009, the SEC published a third set of final rules for NRSROs. These rules, which came into force in June 2010, require additional disclosure of rating histories and prohibit NRSROs from rating structured finance products unless the issuer makes the same information accessible to all NRSROs that it provides to an NRSRO hired to determine the rating. In 2009, the SEC also determined to eliminate references to NRSRO ratings in certain regulations, retain some references and seek additional comments on other references. The SEC’s rule-making in this area is ongoing, and in response to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act), the Company expects the SEC to continue to eliminate regulatory references to NRSRO ratings.

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

•

a mandate that the SEC study the feasibility of establishing a system in which a utility or a self-regulatory organization assigns NRSROs to assign the first credit ratings of structured finance products to address so-called “rating-shopping” by issuers and underwriters of structured financial products; and

•

rescission of Rule 436(g) under the Securities Act of 1933, which provided NRSROs with an exemption from expert liability under the Securities Act for ratings information included in registration statements. On July 20, 2011, the House Financial Services Committee passed H.R. 1539, which if enacted into law would reinstate Rule 436(g). For this bill to become enacted, however, it would need to be passed by the full House of Representatives and Senate and be signed into law by the President.

Certain of the above mentioned provisions were effective immediately. These include provisions that potentially impact CRAs’ liability environment. The enhanced regulatory regime for CRAs will increase the costs associated with the operation of a CRA and increase the legal risk associated with the issuance of credit ratings. Moreover, it is possible that the number of legal proceedings, especially as related to future ratings, may increase materially, and the potential exposure of CRAs thereunder may also increase. It is possible that implementing changes to the Company’s operations to address the changed liability environment may result in lower revenues and/or increased expenses and may significantly change the manner in which the Company conducts its credit rating business.

The majority of the provisions in the Financial Reform Act as it pertains to CRAs are to be implemented through rule-making by the SEC and other regulatory authorities. The SEC has updated the published schedule for its rule-making activity over the coming year, and it appears that the majority of the rule-making as it pertains to the CRA industry will be conducted and completed by December 2011. In implementing this schedule, the SEC published a number of proposed rules on the removal of ratings from regulation. It further published proposed rules for NRSROs on May 18th and the deadline for comments is August 8th. This set of proposed rules, once finalized, will implement, for the most part, the Financial Reform Act for the CRA industry. In addition, the SEC has published a request for comment (as required by the Financial Reform Act) to assist it in conducting a study of the feasibility of establishing a system for assigning NRSROs to determine credit ratings for structured finance products. The deadline for comments is September 13, 2011.

One provision that the SEC has already implemented, in accordance with the mandated time-line under the Financial Reform Act, is the elimination of the specific exemption from Regulation Fair Disclosure for information provided by issuers to CRAs, for the purpose of developing a rating. In addition, in January 2011, the SEC adopted a rule, which will come into effect on September 26, 2011, requiring NRSROs to disclose information about the representations and warranties of the structured finance securities they rate. Finally, pursuant to the Financial Reform Act, the SEC has recently published its study reviewing the use of credit ratings in its regulations. On July 26, 2011, the SEC adopted rules that remove references to credit ratings in certain rules, forms and communications made by issuers under securities laws.

The bank regulators also have rule making activities in progress, and in October 2010 they closed a comment period requesting views from market participants on alternatives to credit ratings that could be incorporated into banking supervision. MIS and MA both provided comments, and these can be found on the Company’s website.

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

EU—In April 2009, the European Parliament voted and passed a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. MIS has applied for registration under the EU regime. However because we have not yet been formally registered, at this time it is too early to give a more precise assessment of the impact of the EU Regulation on MIS. The Company expects that there will be increases in our operational and compliance costs on a one-time and recurring basis. In addition, the European Securities and Market Authority (ESMA) was established in January 2011, and has direct supervisory responsibility for registered CRAs in the EU as of July 2011. The regulatory framework of the CRA industry continues to be discussed in the European Union. In late 2010, the European Commission published a consultation document on the need for additional measures to supervise the CRA industry and the European Parliament has concluded its debates and modifications on an “Own-Initiative Report” on the topic, although the report has not yet been published. MIS’s response to the Commission’s consultation document can be found on the Company’s website. We expect the Commission to publish its official proposal on further regulation during 2011. Among the issues being debated are the issuer-pay business model, use of ratings in regulation, sovereign ratings, competition and CRAs’ liability environment. It is expected that in the near future the European Commission will publish a proposal for additional regulation that will consider some or all of these topics. Finally, on July 20th, the European Commission published its preliminary proposal on bank capital, which seeks to implement Basel III (see below). The proposal focuses on three elements: provision on sanctions, effective corporate governance and provisions preventing the overreliance on external credit ratings.

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

Other legislation and regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official CRAs or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 32 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the recently enacted Financial Reform Act and anticipated regulations resulting from that law; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading and liability standards applicable to credit rating agencies in a manner adverse to rating agencies; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 56 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES
For the Three Months Ended June 30, 2011

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30	624	$—	—	$	1,080.0 million
May 1 - 31	568	$—	—	$	1,080.0 million
June 1 - 30	—	$—	—	$	1,080.0 million

Total	1,192	$—	—

(1)	Includes the surrender to the Company of 624 shares of common stock in April and 568 shares of common stock in May to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the second quarter of 2011, Moody’s did not repurchase any of its common stock, and issued 0.9 million shares under employee stock-based compensation plans.

Item 5.	Other Information

At Moody’s Corporation’s annual meeting of stockholders held on April 19, 2011, Moody’s stockholders voted on an advisory proposal concerning the frequency of future advisory votes on executive compensation. As reported in the Company’s Current Report on Form 8-K dated April 25, 2011, at the meeting, stockholders cast the highest number of votes for an annual frequency instead of a biennial or triennial frequency. After consideration of this vote and other factors, the Company’s Board of Directors has determined to hold an annual advisory vote on executive compensation. The Board may in the future decide to conduct advisory votes on a different frequency and may vary its practice based on factors such as discussions with stockholders.

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 14-14037, filed February 25, 2008).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF**	XBRL Definitions Linkbase Document

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/ S / LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: August 2, 2011

	By:	/ S / JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)