Form 10-Q
period 2011-09-30
MOODYS CORP /DE/
filed 2011-11-03
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2011
Common Stock, par value $0.01 per share	222.0 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

TERM	DEFINITION
CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ESMA	European Securities and Market Authority

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Eurosystem	The monetary authority of the Eurozone, the collective of European Union member states that have adopted the euro as their sole official currency. The Eurosystem consists of the European Central Bank and the central banks of the member states that belong to the Eurozone

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

TERM	DEFINITION

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

Indenture	Indenture and supplemental indenture dated August 19, 2010, relating to the 2010 Senior Notes

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

IRS	Internal Revenue Service

KIS	Korea Investors Service; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, and 2010 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

TERM	DEFINITION
Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

TERM	DEFINITION
2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the Indenture

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$531.3	$513.3	$1,713.6	$1,467.7

Expenses
Operating	171.0	153.7	502.3	423.9
Selling, general and administrative	145.0	152.2	436.4	418.5
Restructuring	0.2	0.4	0.1	—
Depreciation and amortization	19.0	18.1	58.5	49.1

Total expenses	335.2	324.4	997.3	891.5

Operating Income	196.1	188.9	716.3	576.2

Non-operating (expense) income, net
Interest expense, net	(12.9)	(12.8)	(45.2)	(35.1)
Other non-operating income, net	1.6	5.3	13.1	0.7

Total non-operating (expense) income, net	(11.3)	(7.5)	(32.1)	(34.4)

Income before provisions for income taxes	184.8	181.4	684.2	541.8
Provision for income taxes	52.7	44.2	204.3	167.3

Net income	132.1	137.2	479.9	374.5
Less: Net income attributable to noncontrolling interests	1.4	1.2	4.7	4.1

Net income attributable to Moody’s	$130.7	$136.0	$475.2	$370.4

Earnings per share attributable to Moody’s common shareholders
Basic	$0.58	$0.58	$2.09	$1.57

Diluted	$0.57	$0.58	$2.06	$1.56

Weighted average number of shares outstanding
Basic	226.0	234.3	227.7	235.5

Diluted	229.0	235.7	230.7	237.1

Dividends declared per share attributable to Moody’s common shareholders
	$0.14	$0.105	$0.28	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, expect share and per share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$854.2	$659.6
Short-term investments	13.3	12.7
Accounts receivable, net of allowances of $29.7 in 2011 and $33.0 in 2010	400.5	497.5
Deferred tax assets, net	42.2	45.3
Other current assets	49.8	127.9

Total current assets	1,360.0	1,343.0
Property and equipment, net of accumulated depreciation of $244.4 in 2011 and $200.8 in 2010	323.7	319.3
Goodwill	451.1	465.5
Intangible assets, net	153.0	168.8
Deferred tax assets, net	172.1	187.9
Other assets	61.4	55.8

Total assets	$2,521.3	$2,540.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$311.2	$414.4
Current portion of long-term debt	43.1	11.3
Deferred revenue	480.6	508.1

Total current liabilities	834.9	933.8
Non-current portion of deferred revenue	96.4	96.6
Long-term debt	1,200.9	1,228.3
Deferred tax liabilities, net	31.1	36.9
Unrecognized tax benefits	174.6	180.8
Other liabilities	357.6	362.3

Total liabilities	2,695.5	2,838.7
Contingencies (Note 12)
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2011 and December 31, 2010, respectively.	3.4	3.4
Capital surplus	386.7	391.5
Retained earnings	4,147.4	3,736.2
Treasury stock, at cost; 120,863,505 and 112,116,581 shares of common stock at September 30, 2011 and December 31, 2010, respectively	(4,651.0)	(4,407.3)
Accumulated other comprehensive loss	(70.5)	(33.4)

Total Moody’s shareholders’ deficit	(184.0)	(309.6)
Noncontrolling interests	9.8	11.2

Total shareholders’ deficit	(174.2)	(298.4)

Total liabilities and shareholders’ deficit	$2,521.3	$2,540.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$479.9	$374.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	58.5	49.1
Stock-based compensation expense	43.2	41.3
Excess tax benefits from stock-based compensation plans	(6.0)	(6.1)
Legacy Tax Matters	(6.4)	—
Changes in assets and liabilities:
Accounts receivable	97.5	31.1
Other current assets	80.6	(1.1)
Other assets	24.2	(46.2)
Accounts payable and accrued liabilities	(70.7)	24.7
Restructuring	(0.1)	(4.7)
Deferred revenue	(26.3)	(30.7)
Unrecognized tax benefits	(0.1)	21.8
Other liabilities	(8.0)	21.0

Net cash provided by operating activities	666.3	474.7

Cash flows from investing activities
Capital additions	(53.6)	(54.6)
Purchases of short-term investments	(28.9)	(24.0)
Sales and maturities of short-term investments	27.3	23.6
Cash paid for acquisitions	(10.1)	—

Net cash used in investing activities	(65.3)	(55.0)

Cash flows from financing activities
Issuance of commercial paper	—	2,232.8
Repayments of commercial paper	—	(2,661.5)
Issuance of notes	—	496.9
Repayments of notes	(7.5)	(1.9)
Net proceeds from stock-based compensation plans	37.6	26.0
Cost of treasury shares repurchased	(333.8)	(119.6)
Excess tax benefits from stock-based compensation plans	6.0	6.1
Payment of dividends	(89.9)	(74.1)
Payment of dividends to noncontrolling interests	(4.8)	(4.4)
Payments under capital lease obligations	—	(1.0)
Debt issuance costs and related fees	—	(4.0)

Net cash used in financing activities	(392.4)	(104.7)
Effect of exchange rate changes on cash and cash equivalents	(14.0)	4.8

Net increase in cash and cash equivalents	194.6	319.8
Cash and cash equivalents, beginning of the period	659.6	473.9

Cash and cash equivalents, end of the period	$854.2	$793.7

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock compensation cost	$12.9	$13.6	$43.2	$41.3
Tax benefit	$5.0	$5.0	$16.2	$15.6

During the first nine months of 2011, the Company granted 0.6 million employee stock options, which had a weighted average grant date fair value of $12.49 per share based on the Black-Scholes option-pricing model. The Company also granted 1.5 million shares of restricted stock in the first nine months of 2011, which had a weighted average grant date fair value of $30.05 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.4 million shares of restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $28.76 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2011:

Expected dividend yield	1.53%
Expected stock volatility	41%
Risk-free interest rate	3.33%
Expected holding period	7.6 yrs
Grant date fair value	$12.49

Unrecognized compensation expense at September 30, 2011 was $24.1 million and $50.6 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.7 years, respectively. Additionally, there was $14.1 million of unrecognized compensation expense relating to the aforementioned non-market based performance awards which is expected to be recognized over a weighted average period of 1.0 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
	2011	2010
Stock option exercises:
Proceeds from stock option exercises	$41.5	$28.5
Aggregate intrinsic value	$20.4	$16.3
Tax benefit realized upon exercise	$8.0	$6.6

	Nine Months Ended September 30,
	2011	2010
Restricted stock vesting:
Fair value of shares vested	$18.8	$12.4
Tax benefit realized upon vesting	$7.0	$4.6

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 28.5% and 24.4% for the three months ended September 30, 2011 and 2010, respectively, and 29.9% and 30.9% for the nine months ended September 30, 2011 and 2010, respectively. The increase in the ETR compared to the third quarter of 2010 was primarily due to a tax benefit associated with foreign earnings in 2010, partially offset by a tax benefit from the settlement of state tax audits in the current period. The decrease in the ETR compared to the nine months ended September 30, 2010 was primarily due to lower U.S. taxes on foreign earnings and state income taxes in the current period.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had an overall decrease in its UTBs of $12.6 million ($10.4 million net of federal tax benefit) during the third quarter of 2011 and an overall decrease in its UTBs during the first nine months of 2011 of $6.2 million ($8.7 million, net of federal tax benefit).

Prepaid taxes of $12.6 million and $82.3 million at September 30, 2011 and December 31, 2010, respectively, are included in other current assets in the consolidated balance sheets.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. Moody’s U.S. federal tax returns filed for the years 2008 through 2010 remain subject to examination by the IRS. The Company’s tax filings in New York State for the years 2004 through 2007 are currently under examination. The income tax returns for 2008 and 2009 remain open to examination for both New York State and New York City. Tax filings in the U.K. for 2007 through 2009 remain open to examination.

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

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic	226.0	234.3	227.7	235.5
Dilutive effect of shares issuable under stock-based compensation plans	3.0	1.4	3.0	1.6

Diluted	229.0	235.7	230.7	237.1

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	10.7	16.0	10.8	16.3

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2011 and 2010. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to ten months and one month to six months as of September 30, 2011 and December 31, 2010, respectively. Interest and dividends are recorded into income when earned.

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

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is reported in other assets at September 30, 2011 and in other liabilities at December 31, 2010 in the Company’s consolidated balance sheets with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net in the Company’s consolidated statement of operations. The net interest income recognized in interest expense, net within the Company’s consolidated statement of operations on these swaps was $1.0 million and $3.1 million in the three months and nine months ended September 30, 2011, respectively.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 11. These interest rate swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps are recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts are reclassified to earnings in the same period during which the hedged transaction affects income. The fair value of the swaps is reported in other liabilities in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010.

Foreign Exchange Forwards and Options

The Company engaged in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts were utilized to hedge exposures related to changes in FX rates. As of December 31, 2010, these FX options and forward exchange contracts have matured and as of September 30, 2011 all realized gains and losses have been reclassified from AOCI into earnings. These FX options and forward exchange contracts were designated as cash flow hedges.

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the entity’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the entity’s functional currency. These contracts have expiration dates at various times through December 2011. The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2011	December 31, 2010
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$12.6	$11.7
Contracts to sell USD for euros	$54.1	$55.5
Contracts to purchase USD with GBP	$4.1	$—
Contracts to sell USD for GBP	$19.6	$20.7
Contracts to purchase USD with other foreign currencies	$6.1	$5.4
Contracts to sell USD for other foreign currencies	$7.3	$19.5
Contracts to purchase euros with other foreign currencies	€10.8	€10.5
Contracts to purchase euros with GBP	€5.4	€—
Contracts to sell euros for GBP	€15.5	€14.0

The net gains (losses) on these instruments recognized in other non-operating income, net in the Company’s consolidated statements of operations was ($3.1) million and $8.3 million in the three months ended September 30, 2011 and 2010, respectively, and ($0.6) million and ($1.7) million in the nine months ended September 30, 2011 and 2010, respectively.

The tables below show the classification between assets and liabilities on the Company’s consolidated balance sheets of the fair value of derivative instruments as well as information on the gains/(losses) on those instruments:

	Fair Value of Derivative Instruments
	Asset		Liability
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivatives designated as accounting hedges:
Interest rate swaps	$8.0	$—	$5.8	$12.2

Total derivatives designated as accounting hedges	8.0	—	5.8	12.2
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	0.7	2.0	5.3	0.7

Total	$8.7	$2.0	$11.1	$12.9

The fair value for the interest rate swaps is included in other assets and other liabilities in the consolidated balance sheets at September 30, 2011 and in other liabilities at December 31, 2010. The fair value of the FX forwards is included in other current assets and account payable and accrued liabilities as of September 30, 2011 and December 31, 2010. All of the above derivative instruments are valued using Level 2 inputs as defined in Topic 820 of the ASC. A Level 2 input is an input other than a quoted market price that is observable for the asset or liability, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company has established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
FX options	$—	$(0.4)	Revenue	$—	$(0.2)	Revenue	$—	$—
Interest rate swaps	(0.1)	(1.1)	Interest Expense	(0.9)	(0.7)	N/A	—	—

Total	$(0.1)	$(1.5)		$(0.9)	$(0.9)		$—	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
FX options	$—	$0.1	Revenue	$(0.2)	$(0.7)	Revenue	$—	$(0.2)
Interest rate swaps	(0.5)	(3.6)	Interest Expense	(2.2)	(2.3)	N/A	—	—

Total	$(0.5)	$(3.5)		$(2.4)	$(3.0)		$—	$(0.2)

All gains and losses on derivatives designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for FX options and into interest expense, net for the interest rate swaps) as the underlying transaction is recognized.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	September 30, 2011	December 31, 2010
FX options	$—	$(0.2)
Interest rate swaps	(3.7)	(5.4)

Total	$(3.7)	$(5.6)

NOTE 7. ACQUISITIONS

CSI Global Education, Inc.

On November 18, 2010, a subsidiary of the Company acquired CSI Global Education, Inc., a provider of financial learning, credentials, and certification in Canada. CSI operates within MA, strengthening the Company’s capabilities for delivering credit and other financial training programs to financial institutions worldwide and bolsters Moody’s efforts to serve as an essential resource to financial market participants.

This acquisition was accounted for using the purchase method of accounting whereby the purchase price is allocated first to the net assets of the acquired entity based on the fair value of its net assets. Any excess of the purchase price over the fair value of the net assets acquired is recorded to goodwill.

The aggregate purchase price was $151.4 million in net cash payments to the sellers. There is a 2.5 million Canadian dollar contingent cash payment which is dependent upon the achievement of a certain contractual milestone by January 2016. The Company has recognized the fair value of the contingent payment of $2.0 million as a long-term liability at the acquisition date using a discounted cash flow methodology which assumes that the entire 2.5 million Canadian dollar payment will be made by January 2016. This methodology is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Subsequent fair value changes, which will be measured quarterly, up to the ultimate amount paid, will be recognized in earnings. The change in fair value of the contingent payment in the first nine months of 2011 was de minimis. The purchase price was funded with cash on hand.

The near term impact to operations and cash flow from this acquisition is not expected to be material to the Company’s consolidated financial statements.

KIS Pricing, Inc.

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

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2011			Year ended December 31, 2010
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning Balance	$11.4	$454.1	$465.5	$11.1	$338.1	$349.2
Additions/adjustments	—	2.7	2.7	—	104.6	104.6
FX translation	(0.4)	(16.7)	(17.1)	0.3	11.4	11.7

Ending balance	$11.0	$440.1	$451.1	$11.4	$454.1	$465.5

The 2011 additions/adjustments for the MA segment in the table above relate to an immaterial acquisition by a subsidiary of the Company. The 2010 additions/adjustments for the MA segment in the table above relate to the acquisition of CSI in November 2010, more fully discussed in Note 7, above.

Acquired intangible assets and related amortization consisted of:

	September 30, 2011	December 31, 2010
Customer relationships	$142.7	$145.1
Accumulated amortization	(55.6)	(49.2)

Net customer relationships	87.1	95.9

Trade secrets	31.2	31.4
Accumulated amortization	(12.8)	(10.9)

Net trade secrets	18.4	20.5

Software	54.8	54.8
Accumulated amortization	(23.9)	(20.3)

Net software	30.9	34.5

Other	37.8	37.5
Accumulated amortization	(21.2)	(19.6)

Net other	16.6	17.9

Total acquired intangible assets, net	$153.0	$168.8

Other intangible assets primarily consist of databases, trade names and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization Expense	$5.0	$4.2	$14.6	$12.1

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2011 (after September 30,)	$4.6
2012	18.2
2013	18.0
2014	14.5
2015	13.4
Thereafter	84.3

Intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is tested for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the three and nine months ended September 30, 2011 and 2010, there were no impairments to goodwill or intangible assets.

NOTE 9 . DETAIL OF CERTAIN BALANCE SHEET CAPTIONS

The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2011	December 31, 2010
Other current assets:
Prepaid taxes	$12.6	$82.3
Prepaid expenses	32.5	39.8
Other	4.7	5.8

Total other current assets	$49.8	$127.9

	September 30, 2011	December 31, 2010
Other assets:
Investments in joint ventures	$34.2	$30.8
Deposits for real-estate leases	11.3	11.4
Other	15.9	13.6

Total other assets	$61.4	$55.8

	September 30, 2011	December 31, 2010
Accounts payable and accrued liabilities:
Salaries and benefits	$60.7	$69.6
Incentive compensation	90.5	116.8
Profit sharing contribution	4.5	12.6
Customer credits, advanced payments and advanced billings	18.4	15.3
Dividends	1.9	27.9
Professional service fees	51.8	50.6
Interest accrued on debt	3.6	17.6
Accounts payable	16.4	14.3
Income taxes	3.0	26.9
Restructuring	0.6	0.7
Deferred rent-current portion	1.0	2.7
Pension and other post retirement employee benefits	9.5	9.5
Other	49.3	49.9

Total accounts payable and accrued liabilities	$311.2	$414.4

	September 30, 2011	December 31, 2010
Other liabilities:
Pension and other post retirement employee benefits	$129.9	$132.8
Deferred rent-non-current portion	107.4	100.4
Interest accrued on UTPs	37.3	33.7
Legacy and other tax matters	51.5	57.3
Other	31.5	38.1

Total other liabilities	$357.6	$362.3

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

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Post-Retirement Plans
	2011	2010	2011	2010
Components of net periodic expense
Service cost	$3.7	$3.3	$0.3	$0.2
Interest cost	3.3	3.1	0.2	0.2
Expected return on plan assets	(3.0)	(2.7)	—	—
Amortization of net actuarial loss from earlier periods	1.2	0.7	—	—
Amortization of net prior service costs from earlier periods	0.2	0.2	0.1	0.1
Settlement loss	1.6	—	—	—

Net periodic expense	$7.0	$4.6	$0.6	$0.5

	Nine Months Ended September 30,
	Pension Plans		Other Post-Retirement Plans
	2011	2010	2011	2010
Components of net periodic expense
Service cost	$11.3	$10.1	$0.9	$0.6
Interest cost	9.9	9.1	0.6	0.6
Expected return on plan assets	(9.0)	(8.0)	—	—
Amortization of net actuarial loss from earlier periods	3.7	2.1	—	—
Amortization of net prior service costs from earlier periods	0.5	0.5	0.2	0.1
Settlement loss	1.6	—	—	—

Net periodic expense	$18.0	$13.8	$1.7	$1.3

The settlement loss in 2011 relates to a lump sum pension benefit payment of $6.9 million related to the Company’s unfunded pension plan.

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

The Company contributed $13.6 million to its U.S. funded pension plan during the nine months ended September 30, 2011 and has no plan to make any additional contribution for the remainder of 2011. The Company made payments of $11.1 million, which includes a lump sum payment of $6.9 million as stated above, related to its unfunded U.S. DBPP and $0.3 million to its U.S. other post-retirement plans during the nine months ended September 30, 2011. The Company presently anticipates making additional payments of $0.8 million related to its unfunded U.S. DBPPs and $0.3 million to its U.S. other post-retirement plans during the remainder of 2011.

NOTE 11. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2011	December 31, 2010
2007 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015, including fair value of interest rate swap of $8.0 million at 2011 and $(3.7) million at 2010	308.0	296.3
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.8 million and $3.0 million in 2011 and 2010, respectively	497.2	497.0
2008 Term Loan, various payments through 2013	138.8	146.3

Total debt	1,244.0	1,239.6
Current portion	(43.1)	(11.3)

Total long-term debt	$1,200.9	$1,228.3

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility serves, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points per annum of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

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

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan is payable quarterly at rates that are based on LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio. The outstanding borrowings shall amortize in accordance with the schedule of payments set forth in the 2008 Term Loan outlined in the table below.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2011 (after September 30,)	$3.8	$—	$3.8
2012	71.2	—	71.2
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0

Total	$138.8	$300.0	$438.8

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

At September 30, 2011, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2011, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expense on borrowings	$(16.2)	$(14.0)	$(48.9)	$(35.4)
Income	1.6	0.8	3.9	1.9
Income/(expense) on UTBs and other tax related liabilities	0.9	(0.2)	(6.1)	(5.3)
Capitalized	0.8	0.6	2.2	1.2
Legacy Tax (a)	—	—	3.7	2.5

Total interest expense, net	$(12.9)	$(12.8)	$(45.2)	$(35.1)

(a)	The 2011 amount represents a reversal of $2.8 million of accrued interest expense relating to the favorable resolution of a Legacy Tax Matter and $0.9 million of interest income related to a tax year prior to the 2000 Distribution. The 2010 amount represents interest income related to the favorable settlement of Legacy Tax Matters.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$308.0	$312.2	$296.3	$310.6
Series 2007-1 Notes	300.0	327.7	300.0	321.3
2010 Senior Notes	497.2	524.6	497.0	492.1
2008 Term Loan	138.8	138.8	146.3	146.3

Total	$1,244.0	$1,303.3	$1,239.6	$1,270.3

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of September 30, 2011, Moody’s has recorded liabilities for Legacy Tax Matters totaling $53.6 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of September 30, 2011, Moody’s liability with respect to this matter totaled $51.5 million.

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed related to pre-spinoff tax years. Coupled with the $6.4 million noted above (and related interest of $1.7 million), net legacy tax benefits were $8.7 million in the nine months ended September 30, 2011 of which $7 million was deemed to be unusual in nature.

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

NOTE 13. COMPREHENSIVE INCOME AND NONCONTROLLING INTERESTS

The components of total comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,
	2011			2010
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$130.7	$1.4	$132.1	$136.0	$1.2	$137.2
Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $0.5 million and $0.1 million in 2011 and 2010, respectively)	0.7	—	0.7	(0.6)	—	(0.6)
FX translation (net of tax of $0.1 million and $1.7 million in 2011 and 2010, respectively)	(73.3)	(1.1)	(74.4)	58.8	0.7	59.5
Amortization and recognition of actuarial losses and prior service costs (net of tax of $0.5 million and $0.4 million in 2011 and 2010, respectively)	0.6	—	0.6	0.5	—	0.5

Total comprehensive income	$58.7	$0.3	$59.0	$194.7	$1.9	$196.6

	Nine Months Ended September 30,
	2011			2010
	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total	Shareholders’ of Moody’s Corporation	Noncontrolling Interests	Total
Net income	$475.2	$4.7	$479.9	$370.4	$4.1	$374.5
Net realized and unrealized gain/(loss) on cash flow hedges (net of tax of $1.2 million and $0.1 million in 2011 and 2010, respectively)	1.8	—	1.8	(0.3)	—	(0.3)
FX translation (net of tax of $0.1 million and $10.3 million in 2011 and 2010, respectively)	(37.9)	(0.3)	(38.2)	11.5	0.3	11.8
Net actuarial gains and prior service costs (net of tax of $2.4 million and $2.9 million in 2011 and 2010, respectively)	(3.3)	—	(3.3)	4.1	—	4.1
Amortization and recognition of actuarial losses and prior service costs (net of tax of $1.7 million and $1.4 million in 2011 and 2010, respectively)	2.3	—	2.3	1.3	—	1.3

Total comprehensive income	$438.1	$4.4	$442.5	$387.0	$4.4	$391.4

The following table summarizes the activity in the Company’s noncontrolling interests:

	Nine Months Ended September 30,
	2011	2010
Beginning Balance	$11.2	$10.1
Net income attributable to noncontrolling interests	4.7	4.1
Dividends declared to noncontrolling interests	(4.8)	(4.4)
Purchase of KIS Pricing shares from noncontrolling interest	(1.0)	—
FX translation	(0.3)	0.3

Ending Balance	$9.8	$10.1

NOTE 14. SEGMENT INFORMATION

The Company operates in two reportable segments: MIS and MA.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment license fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. Overhead charges and corporate expenses which exclusively benefit only one segment, are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource, information technology and legal. Beginning on January 1, 2011, the Company refined its methodology for allocating the aforementioned overhead and corporate costs to its segments. The refined methodology is reflected in the segment results for the three and nine months ended September 30, 2011 and accordingly, the segment results for the three and nine months ended September 30, 2010 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment royalty/license revenue/expense.

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three and nine month periods ended September 30, 2011 and 2010, and total assets by segment as of September 30, 2011 and December 31, 2010.

Financial Information by Segment

	Three Months Ended September 30,
	2011				2010
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$368.2	$182.5	$(19.4)	$531.3	$373.7	$157.4	$(17.8)	$513.3
Expenses:
Operating, SG&A	200.0	135.4	(19.4)	316.0	204.3	119.4	(17.8)	305.9
Restructuring	0.1	0.1	—	0.2	0.3	0.1	—	0.4
Depreciation and amortization	9.8	9.2	—	19.0	10.3	7.8	—	18.1

Total	209.9	144.7	(19.4)	335.2	214.9	127.3	(17.8)	324.4

Operating income	$158.3	$37.8	$—	$196.1	$158.8	$30.1	$—	$188.9

	Nine Months Ended September 30,
	2011				2010
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,251.0	$519.4	$(56.8)	$1,713.6	$1,068.6	$452.4	$(53.3)	$1,467.7
Expenses:
Operating, SG&A	604.2	391.3	(56.8)	938.7	562.0	333.7	(53.3)	842.4
Restructuring	—	0.1	—	0.1	—	—	—	—
Depreciation and amortization	30.8	27.7	—	58.5	26.3	22.8	—	49.1

Total	635.0	419.1	(56.8)	997.3	588.3	356.5	(53.3)	891.5

Operating income	$616.0	$100.3	$—	$716.3	$480.3	$95.9	$—	$576.2

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
MIS:
Corporate finance (CFG)	$129.0	$144.9	$510.9	$399.2
Structured finance (SFG)	82.0	70.1	257.7	214.7
Financial institutions (FIG)	72.1	73.6	228.1	213.0
Public, project and infrastructure finance (PPIF)	68.3	69.6	205.3	195.4

Total external revenue	351.4	358.2	1,202.0	1,022.3
Intersegment royalty	16.8	15.5	49.0	46.3

Total	368.2	373.7	1,251.0	1,068.6

MA:
Research, data and analytics (RD&A)	115.3	106.0	335.9	315.8
Risk management software (RMS)	47.9	42.8	127.5	115.3
Professional services	16.7	6.3	48.2	14.3

Total external revenue	179.9	155.1	511.6	445.4
Intersegment license fee	2.6	2.3	7.8	7.0

Total	182.5	157.4	519.4	452.4

Eliminations	(19.4)	(17.8)	(56.8)	(53.3)

Total MCO	$531.3	$513.3	$1,713.6	$1,467.7

Consolidated Revenue Information by Geographic Area:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$274.3	$278.3	$890.7	$794.4

International:
EMEA	163.1	155.5	532.1	453.9
Other	93.9	79.5	290.8	219.4

Total International	257.0	235.0	822.9	673.3

Total	$531.3	$513.3	$1,713.6	$1,467.7

Total Assets by Segment:

	September 30, 2011				December 31, 2010
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$591.3	821.2	1,108.8	$2,521.3	$639.0	910.0	991.3	$2,540.3

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to show its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10Q for the three months ended March 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)”. The objective of this ASU is to simplify how entities test goodwill for impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350 of the ASC. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Prior to the issuance of this ASU, an entity was required to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit was less than its carrying amount, then the second step of the test would be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company intends to early adopt the provisions of this ASU for its assessment of potential goodwill impairment which is performed at least annually as of November 30.

NOTE 16. SUBSEQUENT EVENTS

On October 25, 2011, the Board approved the declaration of a quarterly dividend of $0.14 per share of Moody’s common stock, payable on December 10, 2011 to shareholders of record at the close of business on November 20, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 62 for a discussion of uncertainties, risks and other factors associated with these statements.

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

The MA segment consists of three lines of business – research, data and analytics, risk management software, and professional services – that develop a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its research, data and analytics business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. RD&A also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its risk management software business, MA provides both economic and regulatory capital risk management software and implementation services. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing services.

The following is a discussion of the results of operations of the Company and these segments, including the intersegment royalty revenue for MIS and expense incurred by MA for the rights to use and distribute content, data and products developed by MIS. The discussion also includes intersegment license revenue charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. Overhead charges and corporate expenses which exclusively benefit only one segment, are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources, information technology and legal. Beginning on January 1, 2011, the Company refined its methodology for allocating the aforementioned overhead and corporate costs to its segments. The refined methodology is reflected in the segment results for the three and nine months ended September 30, 2011 and accordingly, the segment results for the same periods in 2010 have been reclassified to conform to the new presentation.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended September 30, 2011 compared with Three Months Ended September 30, 2010

Executive Summary

Moody’s revenue for the third quarter of 2011 totaled $531.3 million, an increase of $18.0 million compared to the same period in 2010. Excluding the favorable impact from changes in FX translation rates, revenue in the third quarter of 2011 increased $6.4 million compared to 2010. Total expenses were $335.2 million, an increase of $10.8 million compared to the third quarter of 2010, of which approximately $8 million of the increase was due to unfavorable changes in FX translation rates. Operating income of $196.1 million in the third quarter of 2011 increased $7.2 million compared to the same period in the prior year. Diluted EPS of $0.57 for the third quarter of 2011, which included $0.03 from the favorable resolution of a state tax matter, decreased $0.01 over the prior year period, which included a $0.07 tax benefit on foreign earnings that are indefinitely reinvested.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable
	2011	2010	(Unfavorable)
Revenue:
United States	$274.3	$278.3	(1%)

International:
EMEA	163.1	155.5	5%
Other	93.9	79.5	18%

Total International	257.0	235.0	9%

Total	531.3	513.3	4%

Expenses:
Operating	171.0	153.7	(11%)
SG&A	145.0	152.2	5%
Restructuring	0.2	0.4	50%
Depreciation and amortization	19.0	18.1	(5%)

Total	335.2	324.4	(3%)

Operating income	$196.1	$188.9	4%

Interest expense, net	$(12.9)	$(12.8)	(1%)
Other non-operating income, net	$1.6	$5.3	(70%)
Net income attributable to Moody’s	$130.7	$136.0	(4%)

Global revenue of $531.3 million in the third quarter of 2011 increased $18.0 million compared to the same period in 2010 reflecting good growth in MA being partially offset by a modest decline in MIS. The decline in ratings revenue compared to the third quarter of 2010 primarily reflects decreases in speculative-grade corporate debt issuance being partially offset by higher SFG revenue. The growth in MA revenue reflects higher revenue across all LOBs, most notably in the professional services LOB, and includes revenue from CSI which was acquired in the fourth quarter of 2010. Transaction revenue accounted for 41% of global MCO revenue in the third quarter of 2011, compared to 45% in the same period of the prior year. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from the professional services line of business which offers credit risk management advisory and training services, and are typically sold on a per-engagement basis.

U.S. revenue decreased $4.0 million from the third quarter of 2010, primarily reflecting lower speculative-grade corporate debt issuance volumes being partially offset by higher CMBS issuance within SFG and RD&A revenue within MA.

Non-U.S. revenue increased $22.0 million over 2010, reflecting strong growth in MA and modest growth in MIS. The increase in non-U.S. MA revenue reflects growth across all LOBs, most notably in professional services, which is primarily attributed to the acquisition of CSI in the fourth quarter of 2010. The increase in non-U.S. ratings revenue primarily reflects growth in rated issuance across most asset classes within SFG as well as higher project and infrastructure revenue, particularly in the EMEA region. These increases were partially offset by declines in high-yield and investment-grade corporate debt issuance across all regions. Changes in FX translation rates had an approximate $11 million favorable impact on non-U.S. revenue for the quarter ended September 30, 2011.

The table below shows Moody’s global staffing by geographic area:

	September 30,		% Change
	2011	2010
United States	2,414	2,275	6%
International	2,318	2,014	15%

Total	4,732	4,289	10%

Operating expenses were $171.0 million in the third quarter of 2011, an increase of $17.3 million from the same period in 2010 and reflected both higher compensation and non-compensation costs. Non-compensation costs have increased approximately $11 million over the third quarter of 2010 reflecting higher costs resulting from the Company’s ongoing investments in technology infrastructure. Compensation costs increased approximately $6 million from the prior year reflecting higher salaries and related employee benefits which resulted from increases in headcount in both the MIS and MA segments coupled with annual merit increases. Partially offsetting this increase was lower incentive compensation primarily due to the quarterly revision to the Company’s full-year projected achievement against certain full-year targeted results. Additionally, the increase in both compensation and non-compensation costs compared to the prior year reflects costs from CSI which was acquired in the fourth quarter of 2010.

SG&A expenses of $145.0 million in the third quarter of 2011 decreased $7.2 million from the same period in 2010 reflecting lower non-compensation costs partially offset by higher compensation costs. Non-compensation costs decreased approximately $12 million compared to the same period in 2010 and reflected lower legal and litigation-related costs. Compensation costs increased approximately $5 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in support areas such as compliance and IT. Partially offsetting this increase was lower incentive compensation primarily due to the quarterly revision to the Company’s full-year projected achievement against certain full-year targeted results.

Operating income of $196.1 million increased $7.2 million from the same period in 2010, reflecting the 4% increase in revenue exceeding the 3% increase in operating and SG&A expenses. Changes in FX translation rates had an approximate $4 million favorable impact on operating income in the three months ended September 30, 2011.

Interest expense, net for the three months ended September 30, 2011 was $12.9 million, consistent with the same period in 2010. The third quarter of 2011 reflects higher expense on borrowings which includes a full quarter of interest on the $500 million 2010 Senior Notes issued in August 2010 partially offset by lower interest expense on the $300 million Series 2005-1 Notes resulting from benefits on interest rate swaps entered into in the fourth quarter of 2010 to convert the fixed rate of interest on the notes to a floating LIBOR-based rate. The aforementioned increase in interest on borrowings was offset by a reversal of interest on UTPs of approximately $3 million related to the favorable resolution of a state tax matter.

Other non-operating income, net of $1.6 million in the three months ended September 30, 2011 decreased $3.7 million compared to the same period in 2010 and primarily reflects lower income from investments in entities for which the Company does not have a controlling interest.

Moody’s ETR was 28.5% in the third quarter of 2011, up from 24.4% in 2010. The increase was primarily due to a tax benefit of approximately $18 million in 2010 related to foreign earnings that are indefinitely reinvested, partially offset by a tax benefit of approximately $5 million from the settlement of state tax matters in the current period. Excluding the aforementioned tax benefits in both periods, the Company’s ETR was 270 bps lower than the same period in 2010 reflecting lower U.S. taxes on foreign earnings and state income taxes.

Net Income for the three months ended September 30, 2011, which reflected a net benefit of approximately $7 million, or $0.03 per diluted share that related to the aforementioned settlement of a state tax matter, was $130.7 million, or

$0.57 per diluted share. This is a decline of $5.3 million, or $0.01 per diluted share, compared to the same period in 2010 when Net Income included an $18 million, or $0.07 per share tax benefit related to the indefinite reinvestment of foreign earnings. This decrease in tax benefits was partially offset by higher operating income and a lower ETR excluding the aforementioned tax benefits in both years.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable
	2011	2010	(Unfavorable)
Revenue:
Corporate finance (CFG)	$129.0	$144.9	(11%)
Structured finance (SFG)	82.0	70.1	17%
Financial institutions (FIG)	72.1	73.6	(2%)
Public, project and infrastructure finance (PPIF)	68.3	69.6	(2%)

Total external revenue	351.4	358.2	(2%)
Intersegment royalty	16.8	15.5	8%

Total MIS Revenue	368.2	373.7	(1%)

Expenses:
Operating and SG&A (including intersegment expenses)	200.0	204.3	2%
Restructuring	0.1	0.3	67%
Depreciation and amortization	9.8	10.3	5%

Total	209.9	214.9	2%

Operating income	$158.3	$158.8	—

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $351.4 million for the three months ended September 30, 2011 decreased $6.8 million compared to the same period in 2010, reflecting declines in high-yield and investment-grade corporate debt issuance. These declines in rated issuance volumes reflect the widening of credit spreads due to uncertainties in the EMEA sovereign debt markets coupled with weakening macroeconomic conditions in the U.S. The aforementioned declines were partially offset by growth across most asset classes within SFG compared to challenging conditions in the securitization markets in the prior year as well as certain pricing increases in the fundamental rating LOBs reflecting the Company’s enhanced commitment to monitoring and surveillance functions. Transaction revenue for MIS in the three months ended September 30, 2011 was 52% of total revenue compared to 58% in 2010, with the decrease primarily reflecting the aforementioned declines in corporate debt issuance.

In the U.S., revenue was $198.8 million in the third quarter of 2011, a decrease of $8.4 million, or 4% compared to the same period in 2010. The decrease was primarily due to declines in rated issuance volumes for both high-yield corporate debt and bank loans within CFG as well as infrastructure finance within PPIF. Partially offsetting these declines were higher rated issuance volumes in the CMBS asset class within SFG compared to the third quarter of 2010.

Non-U.S. revenue was $152.6 million in the third quarter of 2011 and increased $1.6 million, or 1% compared to the same period in the prior year. The increase reflects growth across most asset classes within SFG as well as higher project and infrastructure revenue in the EMEA region partially offset by lower speculative-grade and investment-grade corporate debt issuance across all regions. Changes in FX translation rates had an approximate $10 million favorable impact on non-U.S. MIS revenue in the third quarter of 2011.

Global CFG revenue of $129.0 million in the third quarter of 2011 decreased $15.9 million from the same period in 2010, primarily reflecting significant declines in high-yield and investment-grade corporate debt issuance volumes partially offset by higher surveillance revenue and price increases. Transaction revenue represented 62% of total CFG revenue in the third quarter of 2011, compared to 74% in the prior year period. In the U.S., revenue in the third quarter of 2011 was $83.9 million, $10.9 million lower than the same period in 2010. The decrease was primarily due to lower rated issuance volumes for high-yield corporate debt and bank loans. Internationally, revenue of $45.1 million in the third quarter of 2011 decreased $5.0 million compared to the same period in 2010, reflecting declines in both high-yield and investment-grade rated issuance volumes across most regions. The aforementioned global declines in corporate bond rated issuance volumes reflect an increase in credit spreads during the third quarter of 2011 resulting from uncertainties in the EMEA sovereign debt markets and weakening macroeconomic conditions in the U.S. Favorable changes in FX translation rates had an approximate $3 million impact on international CFG revenue in the third quarter of 2011.

Global SFG revenue of $82.0 million in the third quarter of 2011 increased $11.9 million compared to the same period in 2010, reflecting growth in most asset classes internationally as well as higher CMBS issuance in the U.S. This resulted in transaction revenue increasing to 49% of total SFG revenue in the third quarter of 2011 compared to 47% in the prior year period. In the U.S., revenue of $40.8 million increased $6.8 million compared to the third quarter of 2010, reflecting strong growth in CMBS rated issuance volumes due to the current low interest rate environment and increased investor appetite for this asset class. Non-U.S. revenue in the third quarter of 2011 of $41.2 million increased $5.1 million compared to the same period in the prior year, primarily reflecting growth across most asset classes within the EMEA region, most notably in the covered bond sector. The growth in covered bond revenue in the EMEA region is primarily due to increased monitoring revenue as a result of higher rated issuance volumes from previous quarters. Favorable changes in FX translation rates had an approximate $4 million impact on international SFG revenue in the third quarter of 2011.

Global FIG revenue of $72.1 million in the third quarter of 2011 decreased $1.5 million compared to the same period in 2010 primarily reflecting declines in banking issuance volumes partially offset by price increases. Transaction revenue was 30% of total FIG revenue in the quarter ended September 30, 2011, compared to 37% in same period in 2010. In the U.S., revenue of $29.4 million in the third quarter of 2011 was flat compared to the prior year. Outside the U.S., revenue in the third quarter of 2011 was $42.7 million, or 3% lower than in the prior year. The decline is primarily due to lower banking issuance volumes in EMEA which reflects current uncertainties in the region’s sovereign debt markets. Favorable changes in FX translation rates had an approximate $3 million impact on international FIG revenue in the third quarter of 2011.

Global PPIF revenue was $68.3 million in the third quarter of 2011, a decrease of $1.3 million compared to the same period in 2010, reflecting modest declines in all sectors . Revenue generated from new transactions was 58% of total PPIF revenue in the third quarter of 2011, compared to 60% in the prior year period. In the U.S., revenue for the three months ended September 30, 2011 of $44.7 million decreased $4.1 million over the prior year primarily due to lower rated issuance volumes in infrastructure finance reflecting weakening macroeconomic conditions in the U.S. Outside the U.S., PPIF revenue increased 13% compared to the third quarter of 2010 due to growth in infrastructure and project finance revenue in EMEA which primarily reflected the mix of fee type and certain pricing increases. Favorable changes in FX translation rates had an approximate $1 million impact on international PPIF revenue in the third quarter of 2011.

Operating and SG&A expenses in the third quarter of 2011 decreased $4.3 million compared to the same period in 2010 and reflected lower non-compensation expenses of approximately $6 million. This decrease in non-compensation expenses primarily reflects lower legal and litigation-related costs.

Operating income in the third quarter of 2011 of $158.3 million, which includes intersegment royalty revenue and intersegment license expense, was flat compared to the same period in 2010.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable
	2011	2010	(Unfavorable)
Revenue:
Research, data and analytics (RD&A)	$115.3	$106.0	9%
Risk management software (RMS)	47.9	42.8	12%
Professional services	16.7	6.3	165%

Total external revenue	179.9	155.1	16%

Intersegment license fees	2.6	2.3	13%

Total MA Revenue	182.5	157.4	16%

Expenses:
Operating and SG&A (including intersegment expenses)	135.4	119.4	(13%)
Restructuring	0.1	0.1	—
Depreciation and amortization	9.2	7.8	(18%)

Total	144.7	127.3	(14%)

Operating income	$37.8	$30.1	26%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $24.8 million compared to the third quarter of 2010, with over 82% of the growth generated internationally, and reflected revenue from CSI which was acquired in the fourth quarter of 2010. Recurring revenue comprised 81% of total MA revenue in the third quarter of 2011 compared to 86% in the same period of the prior year.

In the U.S., revenue of $75.5 million in the third quarter of 2011 increased $4.4 million and primarily reflected growth in RD&A. International revenue of $104.4 million for the three months ended September 30, 2011 was $20.4 million higher than the same period in 2010, and reflected growth across all LOBs, most notably in professional services which includes revenue from the CSI acquisition completed in the fourth quarter of 2010.

Global RD&A revenue, which comprised 64% and 68% of MA revenue in the third quarter ended September 30, 2011 and 2010, respectively, increased $9.3 million over the prior year. The increase reflects greater demand for products that support analysis for investment and commercial credit applications. Global RMS revenue in the third quarter of 2011 increased $5.1 million over the same period in 2010, due to the final delivery and client acceptance of software licenses and implementations. Revenue from professional services increased $10.4 million compared to the third quarter of 2010 with substantially all of the growth reflecting the acquisition of CSI in the fourth quarter of 2010. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the third quarter of 2011, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $16.0 million compared to the same period in 2010 reflecting both higher compensation and non-compensation costs of approximately $10 million and $5 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits reflecting annual merit increases coupled with an increase in headcount which included the acquisition of CSI in the fourth quarter of 2010 as well as increases to support business growth. Additionally, the increase in compensation costs reflects higher incentive compensation due to the aforementioned increase in headcount. The increase in non-compensation costs reflects expenses related to CSI which was acquired in the fourth quarter of 2010 as well as increases in certain variable costs, such as T&E, that are correlated with business growth.

Depreciation and amortization of $9.2 million in the third quarter of 2011 increased $1.4 million from the same period in 2010 and reflected higher amortization related to intangible assets acquired as part of the fourth quarter 2010 acquisition of CSI.

Operating income of $37.8 million in the third quarter of 2011, which includes intersegment license revenue and intersegment royalty expense, increased $7.7 million compared to the same period in 2010, reflecting the total revenue growth of 16% exceeding the 14% increase in operating expenses.

Nine Months Ended September 30, 2011 compared with Nine Months Ended September 30, 2010

Executive Summary

Moody’s revenue for the nine months ended September 30, 2011 totaled $1,713.6 million, an increase of $245.9 million compared to the same period in 2010. Excluding the favorable impact from changes in FX translation rates, revenue in the nine months ended September 30, 2011 increased $218.8 million compared to 2010. Total expenses were $997.3 million, an increase of $105.8 million compared to the nine months ended September 30, 2010, of which approximately $24 million of the increase was due to unfavorable changes in FX translation rates. Operating income of $716.3 million in the nine months ended September 30, 2011 increased $140.1 million compared to the same period in the prior year. Diluted EPS of $2.06 for the nine months ended September 30, 2011, which included a $0.03 benefit related to favorable resolutions of Legacy Tax Matters as well as other tax benefits totaling $0.09, increased $0.50 over the prior year period, which included a $0.07 tax benefit on foreign earnings that are indefinitely reinvested. Excluding the $0.03 favorable impact relating to the resolution of Legacy Tax Matters in 2011, diluted EPS of $2.03 increased $0.49, or 32%, from $1.54 in 2010, which excludes a prior year favorable impact of $0.02 related to the resolution of a Legacy Tax Matter.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable
	2011	2010	(Unfavorable)
Revenue:
United States	$890.7	$794.4	12%

International:
EMEA	532.1	453.9	17%
Other	290.8	219.4	33%

Total International	822.9	673.3	22%

Total	1,713.6	1,467.7	17%

Expenses:
Operating	502.3	423.9	(18%)
SG&A	436.4	418.5	(4%)
Restructuring	0.1	—	NM
Depreciation and amortization	58.5	49.1	(19%)

Total	997.3	891.5	(12%)

Operating income	$716.3	$576.2	24%

Interest expense, net	$(45.2)	$(35.1)	(29%)
Other non-operating income, net	$13.1	$0.7	NM
Net income attributable to Moody’s	$475.2	$370.4	28%

Global revenue of $1,713.6 million in the nine months ended September 30, 2011 increased $245.9 million compared to the same period in 2010, reflecting strong growth in both segments. The increase in ratings revenue compared to the nine months ended September 30, 2010 reflects growth across all ratings LOBs, most notably from within CFG. The growth in MA revenue reflects higher revenue across all LOBs, most notably in professional services which includes revenue from CSI which was acquired in the fourth quarter of 2010. Transaction revenue accounted for 46% of global MCO revenue in the nine months ended September 30, 2011, compared to 41% in the same period of the prior year.

U.S. revenue of $890.7 million increased $96.3 million over 2010, primarily reflecting growth in CFG largely due to strong rated issuance volumes in the first half of 2011 for investment-grade corporate debt as well as high-yield corporate debt and bank loans compared to the prior year period. These increases were partially offset by significant third quarter declines in high-yield corporate debt issuance volumes. Also contributing to the growth in U.S. ratings revenue over the prior year was higher rated issuance volumes in CREF within SFG. The aforementioned growth in ratings revenue was also partially offset by declines in U.S. public and project finance rated issuance. Additionally, the increase over the nine months ended September 30, 2010 reflects good growth in the RD&A LOB within MA.

Non-U.S. revenue increased $149.6 million over 2010, reflecting growth in all LOBs within both segments. The most notable growth in non-U.S. ratings revenue resulted from higher rated issuance volumes in the EMEA region for high-yield and investment-grade corporate debt as well as from most asset classes within SFG in the EMEA and Asia regions. Additionally, the growth over 2010 reflects higher infrastructure finance and banking-related issuance in the EMEA and Asia regions. The increase in non-U.S. MA revenue reflects growth across all LOBs, most notably in professional services, where over 89% of the growth for this LOB is attributed to the acquisition of CSI in the fourth quarter of 2010 coupled with strong growth in the base business. Changes in FX translation rates had an approximate $27 million favorable impact on non-U.S. revenue for the nine months ended September 30, 2011.

Operating expenses were $502.3 million in the nine months ended September 30, 2011, an increase of $78.4 million from the same period in 2010 and reflected both higher compensation and non-compensation costs. Compensation costs increased approximately $52 million from the prior year reflecting higher salaries and related employee benefits which has resulted from increases in headcount in both the MIS and MA segments coupled with annual merit increases. Additionally, there was approximately $10 million higher incentive compensation resulting from increased headcount and greater projected achievement against full-year 2011 targeted results through the third quarter of 2011 compared to the projected achievement against full-year targets in the prior year period. Non-compensation costs have increased approximately $26 million over the same period in 2010 resulting from the Company’s ongoing investments in technology infrastructure as well as higher travel-related costs which are correlated with improved overall business conditions in both segments. Additionally, the increase in both compensation and non-compensation costs compared to the prior year reflects costs from CSI which was acquired in the fourth quarter of 2010.

SG&A expenses of $436.4 million in the nine months ended September 30, 2011 increased $17.9 million from the same period in 2010. Compensation costs increased approximately $38 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in support areas such as compliance and IT. Additionally there was approximately $5 million higher incentive compensation costs compared to 2010 reflecting increased headcount and greater projected achievement against full-year 2011 targeted results through the third quarter of 2011 compared to the projected achievement against full-year targets in the prior year period. Non-compensation expenses decreased approximately $20 million over the prior year primarily reflecting lower legal and litigation-related costs partially offset by higher costs relating to ongoing investments in technology infrastructure.

Depreciation and amortization of $58.5 million in the nine months ended September 30, 2011 increased $9.4 million from the same period in 2010 and reflected higher amortization for software developed or obtained for internal use coupled with higher amortization related to intangible assets acquired as part of the fourth quarter 2010 acquisition of CSI.

Operating income of $716.3 million, was up $140.1 million from the same period in 2010, reflecting the 17% increase in revenue exceeding the 12% increase in operating expenses. Changes in FX translation rates had an immaterial impact on operating income in the nine months ended September 30, 2011.

Interest expense, net for the nine months ended September 30, 2011 was $45.2 million, a $10.1 million increase in expense compared to the same period in 2010. This increase is primarily due to higher expense on borrowings reflecting nine months of interest on the $500 million 2010 Senior Notes issued in August 2010 partially offset by lower interest expense on the $300 million Series 2005-1 Notes resulting from benefits on interest rate swaps entered into in the fourth quarter of 2010 to convert the fixed rate of interest on the notes to a floating LIBOR-based rate. This increase in interest on borrowings was partially offset by a reversal of interest on UTPs of approximately $3 million related to the favorable resolution of a state tax matter. Additionally, there were benefits of $3.7 million and $2.5 million in the nine months ended September 30, 2011 and 2010, respectively, related to the favorable resolution of Legacy Tax Matters. The benefits in 2011 consist of a $2.8 million reversal of interest expense related to a matter for which the statute of limitations had lapsed coupled with $0.9 million in interest income received for the settlement of a matter for a tax year that preceded the 2000 Distribution. The benefit in 2010 reflects interest income received for the favorable settlement of Legacy Tax Matters.

Other non-operating income, net of $13.1 million in the nine months ended September 30, 2011 increased $12.4 million compared to the same period in 2010. The increase in income reflects a $6.4 million reversal of reserves in the first half of 2011 for the lapse of a statute of limitations relating to a Legacy Tax Matter. Additionally, there were FX gains of approximately $3 million in the first nine months of 2011 compared to FX losses of approximately $4 million in the prior year period. The gains in 2011 primarily reflect the strengthening of the euro to the British pound over the nine months ended September 30, 2011. The losses in the prior year period primarily reflected the weakening of the euro to the British pound.

Moody’s ETR was 29.9% in the nine month period ended September 30, 2011, down from 30.9% in 2010. The decrease was primarily due to lower U.S. taxes on foreign earnings and state income taxes in the current period as well as beneficial adjustments in UTBs in 2011 totaling approximately $19 million, which resulted from a foreign tax ruling and the settlement of state tax audits. This compares to a tax benefit in 2010 of approximately $18 million relating to foreign earnings that are indefinitely reinvested.

Net Income for the nine months ended September 30, 2011, which reflected the aforementioned $19 million of tax benefits, was $475.2 million, or $2.06 per diluted share and increased $104.8 million, or $0.50 per diluted share, compared to the same period in 2010. The increase in EPS over the prior year reflects higher Net Income coupled with fewer diluted shares outstanding compared to the first nine months of 2010. Excluding net benefits from the favorable resolution of Legacy Tax Matters in both periods as well as minor restructuring-related adjustments in 2011, Net Income increased $102.5 million, or 28%, to $468.3 million, resulting in a $0.49, or 32%, increase in diluted EPS compared to the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable
	2011	2010	(Unfavorable)
Revenue:
Corporate finance (CFG)	$510.9	$399.2	28%
Structured finance (SFG)	257.7	214.7	20%
Financial institutions (FIG)	228.1	213.0	7%
Public, project and infrastructure finance (PPIF)	205.3	195.4	5%

Total external revenue	1,202.0	1,022.3	18%
Intersegment royalty	49.0	46.3	6%

Total MIS Revenue	1,251.0	1,068.6	17%

Expenses:
Operating and SG&A (including intersegment expenses)	604.2	562.0	(8%)
Depreciation and amortization	30.8	26.3	(17%)

Total	635.0	588.3	(8%)

Operating income	$616.0	$480.3	28%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,202.0 million for the nine months ended September 30, 2011, increased $179.7 million compared to 2010, reflecting growth in all ratings LOBs. The most notable growth reflected higher rated issuance for investment-grade corporate debt and bank loans as well as high-yield corporate debt in the first half of 2011 before uncertainties in the U.S. and EMEA capital markets resulted in lower issuance volumes in the third quarter. Additionally, there was growth across most asset classes within SFG compared to challenging conditions in the securitization markets in the prior year as well as stronger banking and insurance-related issuance within FIG and infrastructure finance revenue within PPIF in the first half of the year. Furthermore, a portion of the revenue growth over 2010 relates to certain pricing increases that reflect the Company’s enhanced commitment to monitoring and surveillance functions. Transaction revenue for MIS in the nine months ended September 30, 2011 was 59% of total revenue compared to 54% in 2010, with the increase primarily reflecting the aforementioned growth in rated issuance volumes in the CFG and SFG LOBs.

In the U.S., revenue was $673.8 million in the first nine months of 2011, an increase of $82.9 million, or 14% compared to the same period in 2010. The increase was primarily due to strong rated issuance volumes for investment-grade and speculative-grade corporate debt and bank loans in the first half of 2011 partially offset by third quarter declines in issuance volumes for these types of corporate debt. Additionally, there were higher rated issuance volumes in the CREF asset classes within SFG compared to the same period in 2010. These increases were partially offset by declines in rated issuance for U.S. public finance and high-yield corporate debt.

Non-U.S. revenue was $528.2 million in the first nine months of 2011, an increase of $96.8 million, or 22% compared to the same period in the prior year. The growth over the prior year period reflects higher rated issuance volumes in the EMEA region across most asset classes within SFG as well as higher infrastructure finance revenue across all regions. Additionally, the increase reflects strong growth in high-yield and investment-grade corporate debt in the first half of 2011 partially offset by third quarter declines in issuance volumes for these types of corporate debt. Furthermore, there was higher banking and insurance-related issuance in the EMEA and Asia regions. Changes in FX translation rates had an approximate $27 million favorable impact on non-U.S. MIS revenue in first nine months of 2011.

Global CFG revenue of $510.9 million in the first nine months of 2011 increased $111.7 million from the same period in 2010. The increase over the prior year primarily reflects strong growth in rated issuance volumes in the first half of the year for investment-grade corporate bonds and bank loans as well as good growth in high-yield corporate debt issuance prior to third quarter 2011. The higher rated issuance volumes in the first half of the year largely reflected issuers taking advantage of the overall low interest rate environment to refinance existing borrowings. This increase was partially offset by declines in rated issuance volumes in the third quarter of 2011 resulting from higher credit spreads on corporate debt which reflected uncertainties in the EU sovereign debt markets coupled with weakening macroeconomic conditions in the U.S. Additionally, the growth over the prior year period reflects higher surveillance revenue and price increases. Transaction revenue represented 72% of total CFG revenue in the nine months ended September 30, 2011, compared to 70% in the prior year period. In the U.S., revenue in the first nine months of 2011 was $328.4 million, $67.4 million higher than the same period in 2010. The increase was primarily due to growth in rated issuance for investment-grade and speculative-grade corporate debt and bank loans in the first half of 2011 reflecting the overall low interest rate environment. Also, the growth in investment-grade corporate debt reflects an increase in issuance to fund merger and acquisition-related activity. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt in the third quarter of 2011. Internationally, revenue of $182.5 million in the first nine months of 2011 increased $44.3 million compared to the same period in 2010, driven by rated issuance growth in high-yield corporate debt and bank loans as well as investment-grade corporate debt in the EMEA and Asia regions. This growth reflects higher issuance volumes in the first half of 2011 before sovereign debt uncertainties in the EMEA region, which were exacerbated in the third quarter of 2011, resulted in issuance declines. The growth in non-U.S. revenue over the prior year period also reflected an increase in Indicative Ratings assigned. Favorable changes in FX translation rates had an approximate $9 million impact on international CFG revenue in the first nine months of 2011.

Global SFG revenue of $257.7 million in the first nine months of 2011 increased $43.0 million compared to the same period in 2010, primarily reflecting growth in most asset classes internationally coupled with strong growth in CREF issuance volumes in the U.S. The aforementioned increases resulted in transaction revenue increasing to 52% of total SFG revenue in the first nine months of 2011 compared to 43% in the prior year period. In the U.S., revenue of $121.4 million increased $14.1 million compared to the first nine months of 2010, reflecting good growth in CMBS rated issuance volumes due to the current low interest rate environment and narrow credit spreads for these asset classes for most of 2011. Non-U.S. revenue in the nine months ended September 30, 2011 of $136.3 million increased $28.9 million compared to the same period in the prior year, primarily reflecting growth across most asset classes within the EMEA region, most notably in the ABS, RMBS and covered bonds sectors. The increases in ABS and RMBS partly reflected issuers coming to market ahead of regulatory changes implemented by the ECB in March 2011, which required two ratings for asset-backed securities that may be used as collateral in Eurosystem credit operations. Favorable changes in FX translation rates had an approximate $9 million impact on international SFG revenue in the first nine months of 2011.

Global FIG revenue of $228.1 million in the first nine months of 2011 increased $15.1 million compared to the same period in 2010 reflecting growth in banking and insurance-related revenue across all regions coupled with price increases. Transaction revenue was 37% of total FIG revenue in the first nine months of 2011, compared to 33% in same period in 2010. In the U.S., revenue of $93.7 million for the nine months ended September 30, 2011 increased $6.1 million compared to the prior year. The increase was primarily due to higher banking and insurance issuance volumes which reflected issuers taking advantage of the low interest rate environment in the first half of 2011 as well as price increases. Outside the U.S., revenue in the first nine months of 2011 was $134.4 million, or $9.0 million higher than in the prior year, and was primarily due to good growth in banking and insurance revenue in the EMEA and Asia regions reflecting issuers opportunistically coming to market in the first half of 2011 in the low interest rate environment as well as price increases. Favorable changes in FX translation rates had an approximate $6 million impact on international FIG revenue in the nine months ended September 30, 2011.

Global PPIF revenue was $205.3 million in the first nine months of 2011, an increase of $9.9 million compared to the same period in 2010, primarily reflecting increases in infrastructure finance revenue across all regions which reflected price increases partially offset by declines in U.S. public and project finance issuance. Revenue generated from new transactions was 57% of total PPIF revenue in the first nine months of 2011, compared to 56% in the prior year period. In the U.S., revenue for the nine months ended September 30, 2011 of $130.3 million decreased $4.7 million compared to the prior year primarily due to declines in public finance rated issuance. The decrease in rated issuance volumes for U.S. public finance reflected declines in state and local government spending and the expiration of the Build America Bond Program in the fourth quarter of 2010, which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009. Outside the U.S., PPIF revenue increased 24% compared to the first nine months of 2010 due to growth in infrastructure finance revenue across all non-U.S. regions. Favorable changes in FX translation rates had an approximate $4 million impact on international PPIF revenue in the first nine months of 2011.

Operating and SG&A expenses in the first nine months of 2011 increased $42.2 million compared to the same period in 2010 and reflected increases in compensation costs of approximately $52 million partially offset by lower non-compensation expenses of approximately $10 million. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases, modest headcount growth in the ratings LOBs and in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, there was higher incentive compensation due to an increase in headcount and greater projected achievement against full-year 2011 targeted results through the third quarter of 2011 compared to the projected achievement against full-year targets in the prior year period. The decrease in non-compensation expenses primarily reflected lower legal and litigation-related costs as well as lower bad debt expense compared to the prior year. These decreases were partially offset by higher costs resulting from the Company’s continued investment in improving IT infrastructure.

Operating income in the third quarter of 2011 of $616.0 million, which includes intersegment royalty revenue and intersegment license expense, increased $135.7 million from the same period in 2010 and reflects the 17% increase in total MIS revenue outpacing the 8% increase in total operating expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable
	2011	2010	(Unfavorable)
Revenue:
Research, data and analytics (RD&A)	$335.9	$315.8	6%
Risk management software (RMS)	127.5	115.3	11%
Professional services	48.2	14.3	237%

Total external revenue	511.6	445.4	15%

Intersegment license fees	7.8	7.0	11%

Total MA Revenue	519.4	452.4	15%

Expenses:
Operating and SG&A (including intersegment expenses)	391.3	333.7	(17%)
Restructuring	0.1	—	NM
Depreciation and amortization	27.7	22.8	(21%)

Total	419.1	356.5	(18%)

Operating income	$100.3	$95.9	5%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $66.2 million compared to the first nine months of 2010, with 80% of the growth generated internationally, and reflected revenue from CSI which was acquired in the fourth quarter of 2010. Recurring revenue comprised 82% of total MA revenue in the first nine months of 2011 compared to 88% in the same period of the prior year.

In the U.S., revenue of $216.9 million in the nine months ended September 30, 2011 increased $13.4 million, primarily reflecting growth in RD&A. International revenue of $294.7 million for the nine months ended September 30, 2011 was $52.8 million higher than the same period in 2010, and reflected growth across all LOBs, most notably in professional services which includes revenue from the CSI acquisition completed in the fourth quarter of 2010.

Global RD&A revenue, which comprised 66% and 71% of MA revenue in the nine months ended September 30, 2011 and 2010, respectively, increased $20.1 million over the prior year. The increase reflects greater demand for products that support analysis for investment and commercial credit applications. Global RMS revenue in the first nine months of 2011 increased $12.2 million over the same period in 2010, due to the final delivery and client acceptance of software licenses and implementations. Revenue from the professional services LOB increased $33.9 million compared to the same period in 2010, with approximately 85% of the growth reflecting the acquisition of CSI in the fourth quarter of 2010 coupled with strong growth in the base business. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the first nine months of 2011, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $57.6 million compared to the same period in 2010 reflecting both higher compensation and non-compensation costs of approximately $38 million and $17 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases coupled with an increase in headcount relating to the acquisition of CSI in the fourth quarter of 2010 as well as to support business growth. Additionally, the increase in compensation costs reflects higher incentive compensation primarily due to the aforementioned increase in headcount. Also, there was an increase in commissions reflecting stronger MA sales than in the prior period. The increase in non-compensation costs reflects expenses related to CSI which was acquired in the fourth quarter of 2010 as well as increases in certain variable costs, such as T&E, that are correlated with business growth.

Depreciation and amortization of $27.7 million in the nine months ended September 30, 2011 increased $4.9 million from the same period in 2010 and reflected higher amortization related to intangible assets acquired as part of the fourth quarter 2010 acquisition of CSI.

Operating income of $100.3 million in the first nine months of 2011, which includes intersegment license revenue and intersegment royalty expense, increased $4.4 million compared to the same period in 2010, reflecting the $67.0 million increase in total MA revenue exceeding the $62.6 million increase in total expenses.

Non-GAAP Financial Measures:

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to minor adjustments made to both the Company’s 2007 and 2009 Restructuring Plans and Legacy Tax Matters, with the Legacy Tax Matters being further discussed in Note 12 to the Company’s consolidated financial statements. The table below shows Moody’s consolidated results for the nine months ended September 30, 2011 and 2010, adjusted to exclude the impact of the aforementioned items:

Amounts in millions, except per share amounts	Nine Months Ended September 30,
	2011				2010
	As Reported	Restructuring (a)	Legacy Tax (b)	Non-GAAP Financial Measures	As Reported	Legacy Tax (b)	Non-GAAP Financial Measures
Total expenses	$997.3	$(0.1)	$—	$997.2	$891.5	$—	$891.5
Operating income	$716.3	$0.1	$—	$716.4	$576.2	$—	$576.2
Interest expense, net	$(45.2)	$—	$(0.9)	$(46.1)	$(35.1)	$(2.5)	$(37.6)
Other non-operating, income, net	$13.1	$—	$(6.4)	$6.7	$0.7	$—	$0.7
Provision for income taxes	$204.3	$—	$(0.3)	$204.0	$167.3	$2.1	$169.4
Net income attributable to Moody’s Corporation	$475.2	$0.1	$(7.0)	$468.3	$370.4	$(4.6)	$365.8

Earnings per share attributable to Moody’s common shareholders
Basic	$2.09	$—	$(0.03)	$2.06	$1.57	$(0.02)	$1.55
Diluted	$2.06	$—	$(0.03)	$2.03	$1.56	$(0.02)	$1.54

(a)	To exclude minor adjustments related to both the 2009 and 2007 restructuring charges. Additionally, include the tax impacts of aforementioned adjustments.
(b)	To exclude benefits related to the resolution of certain legacy tax matters.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating cash flow. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2011	2010
Net cash provided by operating activities	$666.3	$474.7	$191.6
Net cash used in investing activities	$(65.3)	$(55.0)	$(10.3)
Net cash used in financing activities	$(392.4)	$(104.7)	$(287.7)

Net cash provided by operating activities

The $191.6 million increase in net cash flows provided by operating activities resulted from an increase in net income of $105.4 million, which was further impacted by the following changes in assets and liabilities:

•

An approximate $55 million increase in cash flows reflecting lower prepaid tax balances in 2011 resulting from both a refund received from the Internal Revenue Service in 2011 for tax overpayments made in 2010 as well as the application of a portion of the aforementioned overpayments to 2011 quarterly estimated tax payments;

•

An approximate $79 million increase in cash flows due to a larger benefit from changes in net deferred tax assets in 2010, which favorably impacted cash flow from operations compared to net income in the prior year. The benefits in 2010 primarily relate to foreign earnings indefinitely reinvested;

•

A $66.4 million increase in cash flow due to higher cash collections in the nine months ended September 30, 2011 compared to the same period in 2010 reflecting the collection of fees billed in the fourth quarter of 2010 and the first half of 2011 when there was strong growth in rated issuance volumes within CFG, particularly in high-yield corporate debt and bank loans. A decline in rated issuance volumes in the third quarter of 2011 resulted in steeper declines in accounts receivable balances in the first nine months of 2011 compared to 2010. Approximately 29% of the Company’s accounts receivable balance at both September 30, 2011 and 2010 represent unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

•

An approximate $38 million decrease in cash flows primarily reflecting higher incentive compensation payments made in 2011 compared to the prior year. The higher payouts in 2011 reflect greater achievement against targeted results in 2010 as compared to achievement against targets in 2009. Additionally, the decrease reflects a profit sharing contribution paid to eligible employees of the Company in 2011 which was based on the Company’s diluted EPS growth from 2009 to 2010. There was no such contribution made in 2010;

•	A decrease in cash flow of approximately $25 million relating to contributions and payments made by the Company to its funded and unfunded U.S. DBPPs and its U.S. other post-retirement plans in 2011;

•	A decrease in cash flow of $42 million reflecting timing of tax payments;

•	The remaining decrease in cash flows from operations of approximately $9 million is due to changes in various other assets and liabilities.

Net cash used in investing activities

•

The cash paid for acquisitions in 2011 represents approximately $7 million for small acquisitions within the MA segment as well as an approximate $3 million payment to acquire a 16% additional equity investment in KIS Pricing. The additional investment in KIS Pricing adds to the Company’s existing indirect ownership of this entity through its controlling stake in KIS.

Net cash used in financing activities

The $287.7 million increase in cash used in financing activities was attributed to:

•	A $214.2 million increase in treasury shares repurchased compared to 2010;

•

Higher dividends paid of $15.8 million due to an increase in the March 2011 payout reflecting an increase in the Company’s quarterly dividend from 10.5 cents to 11.5 cents per share of Moody’s common stock as well as an increase from 11.5 cents per share to 14 cents per share for the June and September 2011 payout;

•	Proceeds received in August 2010 of $496.9 million relating to the issuance of the 2010 Senior Notes;

Partially offset by:

•

A $428.7 million decrease in net repayments on short-term borrowings under the Company’s CP program. The Company had paid all outstanding CP Notes during 2010 and has no borrowings outstanding under the CP program or the revolving credit facility as of September 30, 2011.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $854.2 million at September 30, 2011 consisted of approximately $681 million located outside of the U.S. The cash held in the Company’s non-U.S. operations contains approximately $579 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In October of 2011, the Board of Directors of the Company declared a quarterly dividend of $0.14 per share of Moody’s common stock, payable on December 10, 2011 to shareholders of a record at the close of business on November 20, 2011. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company expects to continue share repurchases at modest levels in the fourth quarter of 2011 subject to available cash flow, market conditions and other capital allocation decisions. The Company repurchased $333.8 million of shares in the nine months ended September 30, 2011. As of September 30, 2011, Moody’s had $0.9 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

At September 30, 2011, Moody’s had $1.2 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of September 30, 2011 are approximately 131 million GBP, of which approximately 7 million GBP will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of September 30, 2011, including the aforementioned rent credits, are approximately $539 million, of which approximately $27 million will be paid during the next twelve months.

Indebtedness

The following table summarizes total indebtedness:

	September 30, 2011	December 31, 2010
2007 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015, including fair value of interest rate swap of $8.0 million at 2011 and $(3.7) million at 2010	308.0	296.3
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.8 million and $3.0 million in 2011 and 2010, respectively	497.2	497.0
2008 Term Loan, various payments through 2013	138.8	146.3

Total debt	1,244.0	1,239.6
Current portion	(43.1)	(11.3)

Total long-term debt	$1,200.9	$1,228.3

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility serves, in part, to support the Company’s CP Program described below. Interest on borrowings is payable at rates that are based on LIBOR plus a premium that can range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility can range from 4.0 to 10.0 basis points per annum of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contains certain covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contains financial covenants that, among other things, require the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter.

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

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan is payable quarterly at rates that are based on LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio. The outstanding borrowings shall amortize in accordance with the schedule of payments set forth in the 2008 Term Loan outlined in the table below.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2011 (after September 30,)	$3.8	$—	$3.8
2012	71.2	—	71.2
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0

Total	$138.8	$300.0	$438.8

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

At September 30, 2011, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2011, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expense on borrowings	$(16.2)	$(14.0)	$(48.9)	$(35.4)
Income	1.6	0.8	3.9	1.9
Income (expense) on UTBs and other tax related liabilities	0.9	(0.2)	(6.1)	(5.3)
Capitalized	0.8	0.6	2.2	1.2
Legacy Tax (a)	—	—	3.7	2.5

Total interest expense, net	$(12.9)	$(12.8)	$(45.2)	$(35.1)

(a)	The amounts in both years represent interest income related to the favorable settlement of Legacy Tax Matters, as further discussed in Note 12 to the condensed consolidated financial statements.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$308.0	$312.2	$296.3	$310.6
Series 2007-1 Notes	300.0	327.7	300.0	321.3
2010 Senior Notes	497.2	524.6	497.0	492.1
2008 Term Loan	138.8	138.8	146.3	146.3

Total	$1,244.0	$1,303.3	$1,239.6	$1,270.3

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

Off-Balance Sheet Arrangements

At September 30, 2011, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2011:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$1,645.0	$105.1	$209.7	$401.9	$928.3
Operating lease obligations(2)	843.7	66.3	129.0	104.2	544.2
Purchase obligations	118.1	47.0	56.9	14.2	—
Acquisition costs(3)	2.4	—	—	2.4	—
Pension obligations(4)	66.0	2.6	6.4	8.5	48.5

Total(5)	$2,675.2	$221.0	$402.0	$531.2	$1,521.0

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes as well as fees related to the 2007 Facility, as described in Note 11 to the condensed consolidated financial statements
(2)	Primarily reflects real estate operating leases
(3)	Reflects a $2.4 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc.; the cash payment is dependent upon the achievement of a certain contractual milestone by January 2016 as discussed in Note 7 to the condensed consolidated financial statements
(4)	Reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded Post-Retirement Benefit Plans described in Note 10 to the condensed consolidated financial statements
(5)	The table above does not include the Company’s net long-term tax liabilities of $226.1 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts be period cannot be reasonably estimated.

Dividends

On October 25, 2011, the Board approved the declaration of a quarterly dividend of $0.14 per share of Moody’s common stock, payable on December 10, 2011 to shareholders of record at the close of business on November 20, 2011.

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

Moody’s is reaffirming its EPS guidance for the full-year 2011 and expects to be at the upper end of the range. For Moody’s overall, the Company now expects full-year 2011 revenue to grow in the low-double-digit percent range. Full-year 2011 expenses are now projected to increase in the high-single-digit percent range. Full-year 2011 operating margin is now projected to be approximately 39%, due to the planned increase in expenses and lower expected revenue in the fourth quarter. The effective tax rate is now expected to be approximately 31 percent. Share repurchase remains subject to available cash flow and other capital allocation decisions. The Company still expects diluted earnings per share for full-year 2011 in the range of $2.38 to $2.48 but expects to be at the upper end of the range.

For the global MIS business, revenue for full-year 2011 is now expected to increase in the high-single-digit percent range. Within the U.S., MIS revenue is now expected to increase in the mid-single-digit percent range, while non-U.S. revenue is now projected to increase in the low-teens percent range. Corporate finance revenue is now forecasted to grow in the low-double-digit percent range. Revenue from structured finance is now projected to increase in the mid-teens percent range. Financial institutions is now forecasted to increase in the mid-single-digit percent range, while public, project and infrastructure finance revenue is still expected to be about flat.

For Moody’s Analytics, full-year 2011 revenue is still expected to increase in the low-double-digit percent range. Revenue growth is still projected in the mid-single-digit percent range for research, data and analytics and in the low- to mid-single-digit percent range for risk management software. Professional services revenue is still projected to more than double, primarily reflecting revenue from the late 2010 acquisition of CSI Global Education and very strong performance in the risk management advisory business. MA revenue is now expected to increase in the high-single-digit percent range in the U.S. and in the mid-teens percent range outside the U.S.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to show its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10Q for the three months ended March 31, 2012.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350)”. The objective of this ASU is to simplify how entities test goodwill for impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350 of the ASC. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Prior to the issuance of this ASU, an entity was required to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit was less than its carrying amount, then the second step of the test would be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company intends to early adopt the provisions of this ASU for its assessment of potential goodwill impairment which is performed at least annually as of November 30.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of September 30, 2011, Moody’s has recorded liabilities for Legacy Tax Matters totaling $53.6 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of September 30, 2011, Moody’s liability with respect to this matter totaled $51.5 million.

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed related to pre-spinoff tax years. Coupled with the $6.4 million noted above (and related interest of $1.7 million), net legacy tax benefits were $8.7 million in the nine months ended September 30, 2011 of which $7 million was deemed to be unusual in nature.

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

Regulation

Moody’s is regulated in both the U.S. and in other countries (including by state and local authorities). Existing and proposed laws and regulations can impact the Company’s operations and the markets for securities that it rates. Additional laws and regulations have been adopted but not yet implemented or have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the issuance of credit ratings and may negatively impact Moody’s operations or profitability, the Company’s ability to compete, or result in changes in the demand for credit ratings, in the manner in which ratings are utilized and in the manner in which Moody’s operates. Some of the more prominent regulations and developments relating to regulations affecting rating agencies are discussed in Moody’s Annual Report on Form 10-K under Part I, Item 1, “Business – Regulation,” as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulation” in the Company’s quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2011, and June 30, 2011, which disclosures are incorporated herein by reference, and by the following information:

EU – In April 2009, the European Parliament voted and passed a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. The registration application for the MIS EU-based entities was approved on October 31, 2011. Due to the recent nature of its application approval, it is too early to give a more precise assessment of the impact of the EU Regulation on MIS. The Company expects that there will be increases in our operational and compliance costs on a one-time and recurring basis. In addition, the European Securities and Market Authority (ESMA) was established in January 2011, and has had direct supervisory responsibility for registered CRAs in the EU since July 2011. The regulatory framework of the CRA industry continues to be discussed in the European Union. In late 2010, the European Commission published a consultation document on the need for additional measures to supervise the CRA industry and the European Parliament has concluded its debates and modifications on an “Own-Initiative Report” on the topic, although the report has not yet been published. MIS’s response to the Commission’s consultation document can be found on the Company’s website. The Company expects the Commission to publish its official proposal on further regulation by the end of 2011. Among the issues being debated are the issuer-pay business model, use of ratings in regulation, sovereign ratings, rotation of rating agencies, competition and CRAs’ liability environment.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2011 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 35 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the recently enacted Financial Reform Act and anticipated regulations resulting from that law; the potential for increased competition and regulation in foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading and liability standards applicable to credit rating agencies in a manner adverse to rating agencies; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, elsewhere in this Form 10-Q and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk since December 31, 2010. For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the times periods specified in the communication to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, these internal controls over financial reporting during the period covered by the report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 35 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes since December 31, 2010 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2011

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1 - 31	152	$—	—	$1,080.0 million
August 1 - 31	4,791,075	$30.72	4,791,075	$932.8 million
September 1 - 30	1,965,184	$30.04	1,965,184	$873.8 million

Total	6,756,411	$30.52	6,756,259

(1)	Includes the surrender to the Company of 152 shares of common stock in July to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the third quarter of 2011, Moody’s repurchased 6.8 million shares of its common stock, at an aggregate cost of $206.2 million and issued 0.1 million shares under employee stock-based compensation plans.

Item 5. Other Information

At Moody’s Corporation’s annual meeting of stockholders held on April 19, 2011, Moody’s stockholders voted on an advisory proposal concerning the frequency of future advisory votes on executive compensation. As reported in the Company’s Current Report on Form 8-K dated April 25, 2011, at the meeting, stockholders cast the highest number of votes for an annual frequency instead of a biennial or triennial frequency. In light of this vote and other factors, the Company’s Board of Directors has determined that Moody’s will hold an annual advisory vote on executive compensation. The Company will re-evaluate this determination in connection with its next stockholder advisory vote regarding the frequency of future advisory votes on executive compensation.

Item 6. Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 14-14037, filed February 25, 2008).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: November 2, 2011

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)