Form 10-K
period 2011-12-31
MOODYS CORP /DE/
filed 2012-02-27
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large Accelerated Filer ☒    Accelerated Filer  ☐    Non-accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2011 (based upon its closing transaction price on the Composite Tape on such date) was approximately $8.7 billion.

As of January 31, 2012, 222.9 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 16, 2012, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2011 10-K	1

MOODY’S CORPORATION

2	MOODY’S 2011 10-K

Exhibits filed Herewith
10.42	Fourth Amendment to the Moody’s Corporation Retirement Account
10.44	First Amendment to the Profit Participation Plan of Moody’s Corporation
10.45	Second Amendment to the Profit Participation Plan of Moody’s Corporation
10.46	Third Amendment to the Profit Participation Plan of Moody’s Corporation
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – 2011 and 2010
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MOODY’S 2011 10-K	3

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC

The FASB Accounting Standards Codification; the sole source of authoritative

GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B, which comprised the IMS Health and NMR businesses

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors.

Corporate Family Ratings	Rating opinion of a corporate family’s ability to honor all of its financial obligations which is assigned to the corporate family as if it had a single class of debt and a single consolidated legal entity structure. This rating is often issued in connection with ratings of leveraged finance transactions

COSO	Committee of Sponsoring Organizations of the Treadway Commission

Council	Council of European Finance Ministers

CP	Commercial paper

CP Notes	Unsecured CP notes

CP Program	The Company’s CP program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate collateralized debt obligations and CMBS; part of SFG

CSI	CSI Global Education, Inc., an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPPs	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value using a discount rate

4	MOODY’S 2011 10-K

TERM	DEFINITION

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a part of the Fitch Group

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance ministers and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K.

G-20	The G-20 is an informal forum that promotes open and constructive discussion between industrial and emerging-market countries on key issues related to global economic stability. By contributing to the strengthening of the international financial architecture and providing opportunities for dialogue on national policies, international co-operation, and international financial institutions, the G-20 helps to support growth and development across the globe. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, U.K., U.S. and the EU, which is represented by the rotating Council presidency and the ECB

IMS Health	A spin-off of Cognizant, which provides services to the pharmaceutical and healthcare industries

Indenture	Indenture and supplemental indenture dated August 19, 2010, relating to the 2010 Senior Notes

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

Intellectual Property	The Company’s intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for CRAs issued by IOSCO

IRS	Internal Revenue Service

Korea	Republic of South Korea

LIBOR	London Interbank Offered Rate

MOODY’S 2011 10-K	5

TERM	DEFINITION
LOB	Line of Business
MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which includes the non-rating commercial activities of MCO
Make Whole Amount	The prepayment penalty relating to the Series 2005-1 Notes and Series 2007-1 Notes; a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIS	Moody’s Investors Service – a reportable segment of MCO
MIS Code	Moody’s Investors Service Code of Professional Conduct
Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
Net Income	Earnings attributable to Moody’s Corporation, which excludes the portion of net income from consolidated entities attributable to non-controlling shareholders
New D&B	The New D&B Corporation – which comprises the D&B business after September 30, 2000
NM	Not-meaningful percentage change (over 400%)
NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services
NRSRO	Nationally Recognized Statistical Rating Organization
Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation
Post-Retirement Plans	Moody’s funded and unfunded U.S. pension plans, the U.S. post-retirement healthcare plans and the U.S. post-retirement life insurance plans
PPIF	Public, project and infrastructure finance; an LOB of MIS
Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company
PPP	Profit Participation Plan
RD&A	Research, Data and Analytics; an LOB within MA that distributes investor-oriented research and data, including in-depth research on major debt issuers, industry studies, commentary on topical credit events, economic research and analytical tools such as quantitative risk scores
Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders
Reform Act	Credit Rating Agency Reform Act of 2006
REITs	Real estate investment trusts
Reorganization	The Company’s business reorganization announced in August 2007 which resulted in two new reportable segments (MIS and MA) beginning in January 2008
RMBS	Residential mortgage-backed securities; part of SFG
RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services
S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.
SEC	Securities and Exchange Commission
Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
Stock Plans	The Old D&B’s 1998 Key Employees’ Stock Incentive Plan and the Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

6	MOODY’S 2011 10-K

TERM	DEFINITION

T&E	Travel and entertainment expenses

TPE	Third party evidence, as defined in the ASC, used to determine selling price based on a vendor’s or any competitor’s largely interchangeable products or services in standalone sales transactions to similarly situated customers

Total Debt	Current and long-term portion of debt as reflected on the consolidated balance sheets, excluding current accounts payable and accrued liabilities incurred in the ordinary course of business

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; evidence, as defined in the ASC, of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

WACC	Weighted average cost of capital

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005 relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved March 27, 2009

2010 Senior Notes	Principal amount of $500.0 million, 5.50% senior unsecured notes due in September 2010 pursuant to the Indenture

7WTC	The Company’s corporate headquarters located at 7 World Trade Center

7WTC Lease	Operating lease agreement entered into on October 20, 2006

MOODY’S 2011 10-K	7

PART I

ITEM 1.	BUSINESS

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

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software, (iv) quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s reports in two reportable segments: MIS and MA. The MIS segment consists of all credit rating activity. All of Moody’s other non-rating commercial activities are included within the MA segment. Financial information and operating results of these segments, including revenue, expenses, operating income and total assets, are included in Part II, Item 8. Financial Statements of this annual report, and are herein incorporated by reference.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 110 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors. As of December 31, 2011, MIS had ratings relationships with approximately 11,000 corporate issuers and approximately 22,000 public finance issuers. Additionally, the Company has rated and currently monitors ratings on approximately 94,000 structured finance obligations (representing approximately 14,000 transactions). The aforementioned amounts relating to the number of issuers and transactions represent issuers or transactions that had an active rating at any point during the year ended December 31, 2011.

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies, commentary on topical credit related events and also provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its Risk Management Software business, MA provides both economic and regulatory capital risk management software and implementation services. Within its Professional Services business it provides quantitative credit risk measures, credit portfolio management solutions, training, financial credentialing and certification services as well as outsourced research and analytical services to institutional investors. MA customers represent more than 4,600 institutions worldwide operating in approximately 115 countries. During 2011 Moody’s research web site was accessed by over 226,000 individuals including 28,000 client users.

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

8	MOODY’S 2011 10-K

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets grew significantly in terms of the amount and the types of securities or other obligations outstanding. Beginning in mid-2007, there was a severe market disruption and a global decline in issuance activity for some significant asset classes. Despite the market disruption, Moody’s believes that the overall long-term outlook remains favorable for continued global growth of fixed-income markets including the market for related financial information such as credit opinions, data, analytics and related services. Moody’s growth is influenced by a number of trends that impact financial information markets including:

•	Health of the world’s major economies;

•	Debt capital markets activity; and

•	Business investment spending.

Throughout 2011 there were continued signs of gradual improvement in the health of the U.S. economy while the global economy continued to experience more volatility with European sovereign debt and related banking sector concerns offset by strong economic growth in emerging markets. Continued improvement of the U.S. economy and housing sector as well as a potential resolution to the European sovereign debt crisis should influence the Company’s growth over the near term. Furthermore, Moody’s is well positioned to benefit from a long-term recovery in global credit market activity and a more informed use of credit ratings, research and related analytical products in an environment of renewed attention to risk analysis and risk management. Moody’s expects that these developments will support continued long-term demand for high-quality, independent credit opinions, research, data and risk management tools and services. An expectation of recovery-driven growth in capital market activity, supported by initiatives to increase market share, leverage pricing opportunities, capture disintermediation activity in developed and developing markets and develop additional data, research and rating products, represent key growth drivers for Moody’s.

Growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including interest rates, business investment spending, corporate refunding needs, merger and acquisition activity and consumer borrowing and securitization. Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets. MIS’s results can be affected by factors such as the performance and the prospects for growth of the major world economies, the fiscal and monetary policies pursued by their governments and the decisions of issuers to request MIS ratings to aid investors in their investment decision process. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global capital markets. Furthermore, the strong growth trend seen in the issuance of structured finance securities from the mid-1990’s reversed dramatically in 2008 due to market turmoil, with continued declines seen in 2009 and 2010. The market disruptions that escalated in 2008 are expected to continue in the immediate term, however Moody’s has seen some revenue stabilization from this market in 2011. Despite significant declines from peak market levels, Moody’s believes that structured finance securities will continue to play a role in global credit markets and will provide opportunities for longer term revenue growth. Moody’s will continue to monitor this market and adapt to meet the changing needs of its participants.

Longer term growth in global fixed-income markets is also attributable to a number of forces and trends such as advances in information technology and disintermediation of financial systems. The pace of change in technology and communication over the past two decades makes information about investment alternatives widely available throughout the world and facilitates issuers’ ability to place securities outside their national markets and investors’ capacity to obtain information about securities issued outside their national markets. Technology also allows issuers and investors the ability to more readily obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, which in the absence of the appropriate technology may not be easily obtainable. This availability of information promotes the ongoing integration and expansion of financial markets worldwide giving issuers and investors access to a wider range of developed capital markets and a number of new capital markets. As technology provides for wider access to worldwide markets, it also results in a greater need for credible, globally comparable opinions about credit risk, data, analytics and related services. Additionally, information technology also provides opportunities to further build a global platform to support Moody’s continued expansion in developing markets.

An ongoing trend in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to, or instead of, retaining those assets. Recent credit market disruptions which began in mid-2007 initially slowed the trend of disintermediation globally, but Moody’s believes that debt capital markets offer advantages in capacity and efficiency compared to the traditional banking systems. In fact, disintermediation has accelerated in some markets over the past year as deleveraging by banks has encouraged corporations and other entities to seek alternative funding in bond

MOODY’S 2011 10-K	9

markets, while in key emerging markets strong economic growth is out pacing banking system capacity. Thus, disintermediation is expected to accelerate in the longer-term, with Moody’s continuing to target investment and resources to growing international markets where disintermediation and bond issuance should remain more robust.

In response to the 2008-2009 credit crisis, and to address new regulation and ongoing volatility in the capital markets, financial institutions are investing in people, processes and systems to enhance risk management and compliance functions. Regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel II, Basel III, Solvency II and others may stimulate demand for Moody’s Analytics products. Financial institutions are also investing in advanced qualitative and quantitative tools and services to support their management of complex balance sheets and diverse portfolios. Moody’s Analytics offers a suite of risk management products and services to address these needs, including but not limited to risk management software, economic analysis, training and professional services.

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

Moody’s operations are subject to various risks, as more fully described in Part I, Item 1A “Risk Factors,” inherent in conducting business internationally. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders and other restrictive governmental actions. Management believes that the risks of nationalization or expropriation are reduced because the Company’s basic service is the creation and dissemination of information, rather than the production of products that require manufacturing facilities or the use of natural resources. However, the formation of, for example, a new government-sponsored regional or global rating agency would pose a risk to MIS’s growth prospects. Management believes that this risk, compared to other regulatory changes under consideration for the credit rating industry, is relatively low because of the likelihood that substantial investments over a sustained period would be required, with uncertainty about the likelihood of financial success for the entity.

COMPETITION

The MIS business competes with other CRAs and with investment banks and brokerage firms that offer credit opinions and research. Many users of MIS’s ratings also have in-house credit research capabilities. MIS’s largest competitor in the global credit rating business is Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P Ratings Services, while in other markets, the reverse is true.

In addition to S&P Ratings Services, MIS’s competitors include Fitch Ratings, Dominion Bond Rating Service Ltd., A.M. Best Company Inc., Japan Credit Rating Agency Ltd., Kroll Bond Rating Agency Inc., Morningstar Inc. and Egan-Jones Ratings Company. In Europe, examples of competitors include Euler Hermes Rating, Feri EuroRating, Creditreform Rating, PSR Rating, ICAP Group and Companhia Portuguesa de Rating. There are additional competitors in other regions and countries, for example, in China where Moody’s operates through a joint venture. These competitors include China Lianhe Credit Rating Co Ltd., Shanghai Brilliance Credit Rating & Investors Service Co Ltd., Dagong Global Credit Rating Co Ltd. and Pengyuan Credit Rating Co Ltd.

MA competes broadly in the financial information industry against diversified competitors such as Thomson Reuters Markets Division, Bloomberg, S&P Capital IQ/S&P Indices, Fitch Solutions, Dun & Bradstreet, IBM, Wolters Kluwer, Sungard, SAS, Fiserv, MSCI and Markit Group among others. MA’s main competitors within RD&A include S&P Capital IQ/S&P Indices, CreditSights, Thomson-Reuters, Intex, IHS Global Insight, BlackRock Solutions, FactSet and other smaller boutique providers of fixed income analytics, valuations, economic data and research. In RMS, MA faces competition from both large software providers such as IBM Algorithmics, SunGard, SAS, Oracle, Mysis, Oliver Wyman, Verisk and other various smaller vendors and in-house solutions. Within professional services, MA competes with Omega Performance, DC Gardner, and a host of financial training and education boutiques, and with Evalueserve, AMBA, CRISIL Global Research & Analytics, and other providers of outsourced research and consulting services.

10	MOODY’S 2011 10-K

MOODY’S STRATEGY

Moody’s corporate strategy is to be the world’s most respected authority serving credit sensitive markets. The key aspects to implement this strategy are to:

•	Defend and enhance the core business

•	Invest in growth

Moody’s will invest to defend and enhance the core businesses in an attempt to position the Company to fully capture market opportunities resulting from global debt capital market expansion and increased business investment spending. Moody’s will also make strategic investments to achieve scale in attractive financial information markets, move into attractive adjacencies where the Company can leverage its core competencies and expand our footprint in high growth emerging markets.

To broaden the Company’s potential, Moody’s reorganized in 2008, creating the MA business focused on all non-ratings activities. This adds considerable value in three ways. First, MA adds a significant base of recurring revenue to offset potential volatility in ratings issuance volumes impacting MIS. Second, MA provides a foothold in emerging markets, selling products and services, such as training, consulting and bank system implementation, before these debt capital markets are fully mature. Finally, MA provides holistic financial risk management credit solutions sought by the Company’s customers.

Moody’s invests in a portfolio of initiatives to implement our strategy through organic development and targeted acquisitions. Example initiatives include:

•	Risk management software and services

•	Expansion in emerging markets

•	New products and services such as CreditView and RiskCalc China

The 2011 acquisitions of Barrie & Hibbert and majority stake in the companies of Copal Partners advanced Moody’s strategy. B&H is a leading provider of risk management modeling tools for insurance companies worldwide. Copal is among the world’s leading providers of outsourced research and analytical services to institutional customers. Both companies will help the Company pursue its objective to be the world’s foremost authority and services provider in credit risk-sensitive markets.

REGULATION

MIS and many of the securities that it rates are subject to extensive regulation in both the U.S. and in other countries (including by state and local authorities). Thus, existing and proposed laws and regulations can impact the Company’s operations and the markets for securities that it rates. Additional laws and regulations have been adopted but not yet implemented or have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the issuance of credit ratings and may negatively impact Moody’s operations or profitability, the Company’s ability to compete, or result in changes in the demand for credit ratings, in the manner in which ratings are utilized and in the manner in which Moody’s operates.

In the U.S., MIS has been designated as an NRSRO by the SEC since 1975 and, pursuant to the substantive regulatory authority granted to the SEC under the Credit Rating Agency Reform Act of 2006, has been registered as an NRSRO since September 2007. The Reform Act provided the SEC with authority to oversee NRSROs, while prohibiting the SEC from regulating the substance of credit ratings or the procedures and methodologies by which any NRSRO determines credit ratings. Pursuant to the Reform Act, the SEC has adopted regulations applicable to rating agencies which register as NRSROs, addressing among other things:

•	the NRSRO application and registration process;

•	recordkeeping, financial reporting, prevention of misuse of material non-public information, conflicts of interest, and prohibited acts and practices;

•	additional requirements for managing conflicts of interest, enhancing record keeping requirements, and improving transparency of ratings performance and methodologies;

•	additional disclosure requirements applicable to rating histories; and

•	a prohibition on rating structured finance products unless the issuer makes the same information accessible to all NRSROs that it provides to any NRSRO that it hires to rate the product.

MOODY’S 2011 10-K	11

Provisions of the Financial Reform Act, which was enacted in 2010, seek, among other things, to enhance transparency and accountability in the credit rating agency industry, and to reduce the regulatory reliance on credit ratings. The majority of the provisions of Subtitle C of Title IX of the Financial Reform Act seek to regulate the activities of those CRAs that are registered under the SEC’s regulatory framework for NRSROs, and thus apply to MIS.

Among other provisions applicable to NRSROs, the Financial Reform Act:

•

rescinded Rule 436(g) under the Securities Act of 1933 (the “Securities Act”), which provided NRSROs with an exemption from expert liability under the Securities Act when ratings information was included in a registration statement relating to a securities offering.

•	created new pleading standards that may affect NRSROs’ liability in cases brought against them;

•

heightened compliance standards, including by adoption of enhanced corporate governance and conflicts of interest policies and procedures, implementation of professional standards for credit analysts and providing for periodic compliance examinations;

•

increased public disclosures by NRSROs, including disclosure of the ratings process and methodology, factors relied upon in formulating ratings, results of third-party due diligence and accuracy of prior ratings;

•	deleted or replaced references to credit ratings in certain federal laws and mandated that federal agencies delete or replace references to credit ratings in their regulations; and

•

mandated that the SEC study the feasibility of establishing a system in which a utility or a self-regulatory organization assigns NRSROs to determine the credit ratings of structured finance products to address so-called “rating-shopping” by issuers and underwriters of structured financial products.

The SEC and other federal regulators are in the process of implementing provisions of the Financial Reform Act applicable to NRSROs and rating agencies. Events surrounding the implementation have included:

•	In September 2011, an SEC rule went into effect requiring NRSROs to disclose information about the representations and warranties of the structured finance securities they rate;

•	In July 2011, the SEC adopted a rule that removed references to credit ratings in certain rules and forms applicable to issuers; and

•	Financial institution regulators closed the comment period on proposed alternatives to credit ratings that could be incorporated into banking regulations.

The SEC also has adopted or proposed a number of regulations affecting securities that are rated by MIS and that otherwise affect the market for ratings, including proposals to require disclosure about credit ratings in certain registered securities offerings, and rules affecting disclosures and the operation of the structured finance products.

Internationally, several regulatory developments have occurred:

EU—In 2009, the European Parliament passed a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and are used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. The EU Regulation became fully effective in September 2010. MIS applied for registration in August 2010 and was granted registration in October 2011. In addition, the European Securities and Market Authority (ESMA) was established in January 2011 and has had direct supervisory responsibility for registered CRA industry in the EU since July 2011.

The regulatory framework of the CRA industry continues to be discussed in the European Union.

In November 2011, the European Commission issued proposed amendments to its existing regulations. If enacted as proposed, the revised regulations, among other things, would:

•	impose various additional procedural requirements with respect to ratings of sovereign issuers;

•	require member states to adopt laws imposing liability on credit rating agencies for an intentional or grossly negligent failure to abide by the applicable regulations;

•	potentially impose a greater burden of proof on credit rating agencies accused of failing to abide by applicable regulations;

12	MOODY’S 2011 10-K

•

impose mandatory rotation requirements on the rating agencies hired by issuers of securities, thereby limiting the number of years a credit rating agency can issue ratings for securities of a particular issuer;

•	enhance ESMA’s role in reviewing rating methodologies; and

•	impose additional procedural and substantive requirements on the pricing of services.

The next stages of the legislative process include deliberation and potential amendments by both the European Parliament and the Council of European Finance Ministers. The Parliament, Council and Commission must all confer and agree on a final text. The Company expects this process may take from four to eight months, during which time Moody’s will continue to consult with relevant authorities and market participants as to the impact of the specific proposals on the financial markets, issuers and investors.

The G-8 and the G-20 have over the past several years:

•

Committed to implement oversight of the CRAs, consistent with the strengthened International Organization of Securities Commissions’ Code of Conduct, described below, and agreed that, in the medium term, countries should implement a registration system for CRAs;

•	Agreed to extend regulatory oversight to and require registration of CRAs in order to ensure that they adhere to the international code of good practice; and

•	Expressed the view that the development of good practices for due diligence by asset managers investing in structured finance products will result in reduced reliance on credit ratings.

IOSCO has published a Code of Conduct Fundamentals for Credit Rating Agencies. In 2009, IOSCO published its second review of the CRAs implementation of the IOSCO Code. The report noted that seven out of the 21 CRAs reviewed had implemented the IOSCO Code in their own codes of conduct. In particular, MIS was found to have substantially implemented the 2008 revisions to the IOSCO Code. In addition, IOSCO announced in 2009 the establishment of a new standing committee that will address global issues regarding the CRA industry.

MIS has revised its Code of Professional Conduct (fashioned on the IOSCO Code) on several occasions to reflect the changes made to the IOSCO Code and the broader changes in the regulatory environment for CRAs. Beginning in 2006, MIS has annually published a report that describes its implementation of its Code. The MIS Code and implementation reports can be found on the Company’s website.

The Basel Committee—In 2004, the Basel Committee on Banking Supervision published a bank capital adequacy framework, called Basel II, to replace its initial 1988 framework. Under Basel II, ratings assigned by recognized CRAs or ECAIs, can be used by banks in determining credit risk weights for many of their institutional credit exposures. Recognized ECAIs could be subject to a broader range of oversight. MIS has been recognized as an ECAI in many jurisdictions. As a result of the recent developments in the financial markets, the banking authorities of the Basel Committee have been reconsidering the overall framework. Work on the new framework, Basel III, is now complete. It is to be implemented in stages, beginning in 2010 and concluding in 2018. Basel III continues to use credit ratings as a tool in bank supervision, however the form and extent of this use is currently under debate by global prudential regulators.

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

INTELLECTUAL PROPERTY

Moody’s and its affiliates own and control a variety of intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials that, in the aggregate, are of material importance to Moody’s business. Management of Moody’s believes that each of the trademarks and related corporate names, marks and logos containing the term “Moody’s” are of material importance to the Company.

The Company, primarily through MA, licenses certain of its databases, software applications, credit risk models, training courses in credit risk and capital markets, research and other publications and services that contain Intellectual Property to its customers. These licenses are provided pursuant to standard fee-bearing agreements containing customary restrictions and intellectual property protections.

MOODY’S 2011 10-K	13

In addition, Moody’s licenses certain technology and other intellectual property rights owned and controlled by others. Specifically, Moody’s licenses financial information (such as market and index data, financial statement data, third party research, default data, and security identifiers) as well as software development tools and libraries. The Company obtains such technology and intellectual property rights from generally available commercial sources. Most of such technology and intellectual property is available from a variety of sources. Although certain financial information (particularly security identifiers and certain pricing or index data) is available only from a limited number of sources, Moody’s does not believe it is dependent on any one data source for a material aspect of its business.

The Company considers its Intellectual Property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and other contractual safeguards for protection. Moody’s also pursues instances of third-party infringement of its Intellectual Property in order to protect the Company’s rights. The Company owns a single, non-material patent. None of the Intellectual Property is subject to a specific expiration date, except to the extent that the copyright in items that the Company authors (such as credit reports, research, and other written opinions) expires pursuant to relevant law, currently 95 years from first publication in the US; and the single patent that Moody’s owns expires in 2028.

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its subsidiaries.

EMPLOYEES

As of December 31, 2011 the number of full-time equivalent employees of Moody’s was approximately 6,100.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND POSITION ———————————————————	BIOGRAPHICAL DATA ———————————————————————————————————————————

Mark E. Almeida, 52 President—Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 54 Chief Risk Officer	Mr. Cantor has served as Chief Risk Officer of Moody’s Corporation since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. From July 2008 to November 2008, Mr. Cantor served as Acting Chief Credit Officer. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008, after serving as Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and New York University.

14	MOODY’S 2011 10-K

Robert Fauber, 41 Senior Vice President—Corporate Development	Mr. Fauber has served as Senior Vice President—Corporate Development of Moody’s Corporation since April 2009 and as Vice President-Corporate Development since he joined Moody’s in September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup from 1999 to 2005, including most recently, Director of Planning and Business Development for Citigroup’s Alternative Investments division. Prior to that, Mr. Fauber worked as a Director in Corporate Strategy & Business Development for Citigroup and a Vice President and Associate in the Financial Sponsor and Telecom investment banking groups at the firm’s Salomon Smith Barney subsidiary. From 1992-1996, Mr. Fauber worked at NationsBank (now Bank of America), working in the middle market commercial banking group and also ran the firm’s Global Finance college recruiting program in 1997.

John J. Goggins, 51 Executive Vice President and General Counsel	Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Linda S. Huber, 53 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

Michel Madelain, 56 President and Chief Operating Officer— Moody’s Investors Service	Mr. Madelain has served as President of Moody’s Investors Service Inc. since November 2010 and as Chief Operating Officer since May 2008. Prior to this, Mr. Madelain served as Executive Vice President, Fundamental Ratings from September 2007 to May 2008, with responsibility for all Global Fundamental Ratings, including Corporate Finance, Financial Institutions, Public Finance and Infrastructure Finance. He managed the Financial Institutions group from March 2007 until September 2007. Mr. Madelain served as Group Managing Director, EMEA Corporate Ratings from November 2000 to March 2007 and prior thereto held several Managing Director positions in the U.S. and U.K. Fundamental Rating Groups. Prior to joining Moody’s in 1994, Mr. Madelain served as a Partner of Ernst & Young, Auditing Practice. Mr. Madelain is qualified as a Chartered Accountant in France.

Joseph (Jay) McCabe, 61 Senior Vice President—Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President—Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Before joining the Company, he served as Vice President—Corporate Controller at PPL Corporation, an energy and utility holding company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

MOODY’S 2011 10-K	15

Raymond W. McDaniel, Jr., 54 Chairman and Chief Executive Officer	Raymond W. McDaniel, Jr., has served as the Chairman and Chief Executive Officer of the Company since April 2005 and serves on the MIS and International Business Development Committees of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chairman and Chief Executive Officer of Moody’s Investors Service, Inc., a subsidiary of the Company, since October 2007 and held the additional title of President from November 2001 to August 2007 and December 2008 to November 2010. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel currently is a Director of John Wiley & Sons, Inc.

Lisa S. Westlake, 50 Senior Vice President and Chief Human Resource Officer	Ms. Westlake has served as the Company’s Senior Vice President and Chief Human Resources Officer since November 2008. Prior to this position, Ms. Westlake served as Vice President—Investor Relations from December 2006 to December 2008 and Managing Director—Finance from September 2004 to December 2006. Prior to joining the Company, Ms. Westlake was a senior consultant with the Schiff Consulting Group from 2003 to 2004. From 1996 to 2003 Ms. Westlake worked at American Express Company where she held several different positions such as Vice President and Chief Financial Officer for the OPEN Small Business Network, Vice President and Chief Financial Officer for Establishment Services and Vice President and Chief Financial Officer for Relationship Services. From 1989 to 1995 Ms. Westlake held a range of financial management positions at Dun & Bradstreet Corporation and its subsidiary at the time, IMS International. From 1984 to 1987 Ms. Westlake served at Lehman Brothers in both the investment banking and municipal trading areas.

ITEM 1A.	RISK FACTORS

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

Laws and Regulations Affecting the Credit Rating Industry are Rapidly Evolving and May Negatively Impact the Nature and Economics of the Company’s Business

Credit rating agencies are regulated in both the U.S. (by federal, state and local authorities) and in other countries. Over the past few years, many jurisdictions have adopted or proposed new laws and regulations that impact the operation of credit rating agencies and the markets for securities that are rated. Additional laws and regulations have been proposed or are being considered, and further legislation or regulation may be proposed or implemented in the future. Some of the more prominent developments are discussed below or under the section entitled “Regulation” in Part I, Item 1 of this Form 10-K. These laws and regulations are intended to cause, or may result in, increased competition in the credit rating business. In addition, these laws or regulations may cause or result in (i) alternatives to credit ratings, (ii) regulations or restrictions on how information is used in the development or maintenance of credit ratings, (iii) increased regulatory oversight of the credit markets and credit rating agency operation, (iv) limits on the number of years that a credit rating agency can rate securities of a particular issuer, or (v) changes in the pricing of credit ratings. All of these items could result in an increase in costs that Moody’s may not be able to pass through to customers and a decrease in the demand for or changes in the use of credit ratings.

New pleading and liability standards that have been adopted in the U.S. and proposed elsewhere may subject credit rating agencies to a greater number of legal proceedings claiming liability for losses suffered by investors on rated securities, may place greater burdens on credit rating agencies to defend themselves, could result in such legal proceedings continuing for a greater period of time before being resolved, and could result in increased uncertainty over and exposure to liability of credit rating agencies. As new laws and regulations applicable to credit ratings and rating agencies rapidly evolve, the costs of compliance are expected to increase, and Moody’s may not be able to pass on these costs through the pricing of its services. In addition, there may be greater uncertainty over the scope, interpretation and administration of new laws and regulations, which may increase compliance costs and increase the possibility of fines, penalties or other sanctions (including restrictions on activities) being imposed.

16	MOODY’S 2011 10-K

Given the comparatively recent adoption and the number of additional reforms that have been or are proposed to be adopted, including those under the legislative and regulatory initiatives discussed below, Moody’s is unable to accurately assess the future impact of any regulatory changes that may result or the impact on Moody’s competitive position, current practices or business prospects. Although these recent and pending legislative and regulatory initiatives apply to rating agencies and credit markets generally, they may affect Moody’s in a disproportionate manner. Responding to these developments will increase Moody’s fixed and variable costs of operations, perhaps to a degree that is significantly greater than Moody’s currently expects, and may materially reduce MIS revenue. Moody’s may not be able to pass through or otherwise recoup or offset such costs or lost revenue. These developments may alter MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s ratings are developed, assigned and communicated, and decrease demand or affect the manner in which MIS or its customers or users of credit ratings operate, and alter the economics of the credit ratings business, including by restricting or mandating the business models under which a rating agency is permitted to operate. Moody’s stock price may also be affected by speculation regarding legislative and regulatory initiatives and their potential impact on Moody’s business and by increased uncertainty over potential liability and adverse legal or judicial determinations. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and may negatively impact Moody’s operations or profitability, the Company’s ability to compete, or result in changes in the demand for credit ratings, in the manner in which ratings are utilized and in the manner in which Moody’s operates in ways that cannot presently be predicted.

In the U.S., MIS is designated as an NRSRO pursuant to SEC regulations adopted under the Reform Act. One of the central tenets of the Reform Act was to encourage competition among rating agencies. The Reform Act established standards for the SEC to have direct jurisdiction over credit rating agencies that seek NRSRO status and to inspect their operations.

In the U.S., one of the tenets of the Financial Reform Act enacted in 2011 is that credit rating agencies play an important role in the financial market and should be subject to enhanced oversight standards that could result in enhanced liability. The Financial Reform Act amends a number of laws and regulations, requires the SEC to adopt a number of rules affecting rating agencies and the use of credit ratings, especially in structured finance markets, and authorizes a number of studies relating to the operations and legal standards applicable to CRAs. Provisions of the Financial Reform Act and other rules that have recently been or may be adopted by the SEC in furtherance of the Financial Reform Act that pose risks to the Company’s business include, among others:

•	heightened compliance standards;

•	increased disclosure obligations;

•	provisions seeking to diminish regulatory and investor reliance on credit ratings, including the elimination of SEC rules that include eligibility standards based on credit ratings;

•	rules potentially mandating disclosure of sensitive issuer information provided to CRAs for the purpose of developing a rating;

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

The Financial Reform Act’s rescission of Rule 436(g) under the Securities Act, which was an exemption from expert liability under the Securities Act for ratings information included in registration statements, could impact Moody’s in a number of ways. SEC rules relating to offerings of asset-backed securities that are registered with the SEC require certain disclosures regarding credit ratings if, as is common in the market for such securities, the issuance or sale of any class of such asset-backed securities is conditioned on the assignment of a rating by one or more rating agencies. As a result of the repeal of Rule 436(g) under the Securities Act and accordingly the imposition of a heightened liability standard that would result from such disclosures, MIS and other credit rating agencies have declined to consent to issuers of such securities making such disclosures regarding their ratings. The staff of the SEC has informally advised issuers of asset-backed securities that, pending further review of rulemaking required under the Financial Reform Act, the SEC staff will not recommend enforcement action if an issuer omits the ratings disclosure required by SEC rules for registered offerings of asset-backed securities. If the SEC staff position were reversed or if SEC rules otherwise were adopted or applied in a manner that resulted in rating agencies being subject to heightened standards of liability in such offerings, it could adversely impact the volume of securities sold in such offerings, demand for MIS’s ratings, the pricing structure for ratings issued by MIS and/or Moody’s exposure to liability and could have other effects that Moody’s is not able to predict, any of which could have a material adverse effect on the Company’s business.

In addition, in October 2009, the SEC proposed a rule providing that, if credit ratings are used in connection with an offering of any other type of security that is registered under the Securities Act (which as proposed would include use of a credit rating for certain

MOODY’S 2011 10-K	17

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

Both the G-8 and the G-20 have sought to analyze and arrive at a consistent approach for addressing various areas of the financial market and have made a variety of recommendations as to regulation of rating agencies and the markets for ratings. Specifically, the G-20 has agreed to require the registration of rating agencies in their home jurisdiction. As a result of the internationally coordinated approach, countries other than the U.S. (which as noted above had already adopted a registration regime for NRSROs) have begun the process of implementing registration regimes for the oversight of CRAs. In particular, the EU adopted a new regulatory framework for rating agencies operating in the EU. The regulation seeks to introduce a common EU regulatory approach to the oversight of CRAs. Its primary objective is to enhance the integrity, transparency, responsibility, governance and reliability of credit rating activities, by establishing conditions for the issuance of credit ratings and rules on the organization and conduct of credit rating agencies, including restrictions on certain activities that are deemed to create a conflict of interest and special requirements for the rating of structured finance instruments. The regulation became fully effective on September 6, 2010. MIS applied for registration in August 2010 and was granted registration in October 2011.

In addition, the European Securities and Market Authority became fully operational in July 2011 and now has direct supervisory authority for CRAs in the EU.

The European Commission published a consultation paper on CRAs at the end of 2010 which covered the following topics:

•	the potential for increasing the liability or changing the basis of liability of CRAs for their ratings;

•	the issuer-pay CRA business model;

•	amending existing regulations to reduce reliance on ratings by governments and regulated industries;

•	proposed changes to the business model associated with the rating of sovereigns; and

•	increasing competition among CRAs.

The EU Parliament also published its own report discussing a number of these issues.

In furtherance of the foregoing, the European Commission issued proposed amendments to the existing regulations. If enacted as proposed, the revised regulations, among other things, would:

•	impose various additional procedural requirements with respect to ratings of sovereign issuers;

•	require EU member states to adopt laws imposing liability on credit rating agencies for an intentional or grossly negligent failure to abide by the applicable regulations;

•	potentially impose a greater burden of proof on credit rating agencies accused of failing to abide by applicable regulations;

•	impose rotation requirements on issuers of securities, thereby limiting the number of years a credit rating agency can issue ratings for securities of a particular issuer;

•	enhance ESMA’s role in reviewing rating methodologies; and

•	impose additional procedural and substantive requirements on the pricing of services.

The foregoing initiatives, if implemented and depending on their terms, could have a significant negative effect on Moody’s operations or profitability, ability to compete or the markets for its products and services, including in ways that Moody’s presently is unable to predict. In particular, exposure to increased liability under future EU regulation may further increase costs and legal risks associated with the issuance of credit ratings and materially and adversely affect Moody’s results of operations. Moody’s also believes that the Commission’s proposed rotation requirements, if enacted, would lead to a potentially significant decrease in revenue by restricting MIS from continuing to rate issuers that currently pay for ratings and in particular frequent issuers. Compliance with the amended regulations may also increase costs of operations.

In addition to the foregoing, in the wake of the credit crisis, legislative and regulatory bodies in both the US and in other countries have adopted or are studying or pursuing new laws and regulations addressing CRAs and the use of credit ratings, particularly in the area of structured finance securities, and the role of CRAs leading up to the credit crisis.

18	MOODY’S 2011 10-K

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

Exposure to Litigation Related to Moody’s Rating Opinions

Moody’s has received subpoenas and inquiries from states attorneys general and governmental authorities as part of ongoing investigations following the credit crisis, and is responding to those inquiries. In addition, Moody’s faces a greater amount of litigation than has historically been the case from parties claiming damages relating to ratings actions, as well as other related business practices. Due to the difficult economic times and turbulent markets over the last several years, the market value of credit-dependent instruments has declined and defaults have increased, significantly increasing the number of legal proceedings, including investigations, Moody’s is currently facing. These proceedings impose additional expenses on the Company, which may increase over time as these matters progress procedurally, require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues, and, given the number of these proceedings and significant amount of damages that may be sought, present a greater risk that Moody’s may be subject to fines, penalties or damages if Moody’s is deemed to have violated any laws or regulations. In jurisdictions outside the U.S., these types of proceedings may increase or become more costly because foreign jurisdictions may not have legal protections or liability standards comparable to those that currently exist in the U.S. (such as protections for the expression of credit opinions as provided by the First Amendment), may adopt legislation potentially imposing liability under specified circumstances and loosening pleading requirements and may pose a greater risk of criminal rather than civil penalties. These risks often are and may continue to be difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and their existence and magnitude often remains unknown for substantial periods of time. Furthermore, to the extent that Moody’s is unable to achieve dismissals from the various litigation at an early stage and matters proceed to trial, the aggregate legal defense costs to be incurred by Moody’s could increase substantially, regardless of the ultimate outcome.

In addition, as discussed above, the Financial Reform Act revised pleading and liability standards and other provisions potentially subjecting CRAs to increased liability under securities law claims. The Financial Reform Act and regulations that will be adopted as a result of it may result in a material increase in the number of legal proceedings, especially as related to future ratings, and, together with judicial decisions under the Financial Reform Act and under pre-existing legal standards, may increase the potential legal exposure of CRAs. Changes in liability standards, as well as pleading standards, applicable in markets outside the U.S., such as those recently proposed by the European Commission, also could create a greater potential for liability from operating in such markets. The Company believes that adoption of these provisions could negatively impact credit markets, including causing CRAs to cease to issue ratings on certain securities or issuers, increasing the cost of ratings, delaying issuances of ratings and restricting the public availability of ratings, which changes could materially negatively impact the Company’s business and prospects. It is possible that implementing changes to the Company’s operations to address the changed pleading and liability standards may result in lower revenues and/or increased expenses that the Company may not be able to recoup or offset, which could be material, and the Company may not be successful in avoiding or mitigating the impact of the heightened or changed pleading and liability standards.

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Approximately 58% of MIS’s revenue for 2011 was transaction-based, compared to 57% of MIS’s revenue in 2010 and 50% of MIS’s revenue in 2009. Revenue from rating transactions is dependent on the number and dollar volume of debt securities issued in the capital markets. Accordingly, any conditions that either reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities could reduce the number and dollar-equivalent volume of debt issuances for which MIS provides ratings services and thereby have an adverse effect on the fees derived from the issuance of ratings.

A significant disruption in world financial markets, particularly in the credit markets, began in mid-2007, when many credit markets experienced a severe lack of liquidity. This disruption continues to adversely affect our business as the markets struggle to recover. Credit market disruptions, including those resulting from the sovereign debt crisis in Europe, together with the persistent economic slowdown have negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Future debt issuances could be negatively affected by a sharp increase in long-term interest rates or factors which cause instability or volatility in the global capital markets, such as the recent credit market disruptions resulting from the sovereign debt crises in certain European countries. New debt issuances in the structured finance market are likely to continue to be significantly below peak levels reached in the middle of the past decade. Consequently, the Company has experienced a reduction in the overall demand for rating newly issued debt securities. Changes in the markets for such securities and in the role and regulation of rating agencies may materially adversely affect the Company even if the volume of securities issuances in all sectors recovers to or exceeds those experienced prior to 2007.

The timing, nature, extent and sustainability of any recovery in the credit and other financial markets remains uncertain, and there can be no assurance that overall market conditions will improve in the future, or that Moody’s financial results will not continue to be

MOODY’S 2011 10-K	19

adversely affected. A sustained period of market decline or weakness, especially if it relates to credit sensitive securities, for which there was historically a high level of demand for ratings, could have a material adverse effect on Moody’s business and financial results. Initiatives that the Company has undertaken to reduce costs may not be sufficient and further cost reductions may be difficult or impossible to obtain in the near term, due in part to rent, technology, compliance and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, the cost-reduction initiatives undertaken to date could result in strains in the Company’s operations if the credit markets and demand for ratings in all sectors return to levels that prevailed prior to mid-2007 or otherwise unexpectedly increase. Other factors that could further reduce investor demand for debt securities or reduce issuers’ willingness or ability to issue such securities include increases in interest rates or credit spreads, continued volatility in financial markets or the interest rate environment, significant regulatory, political or economic events, the use of alternative sources of credit including financial institutions and government sources, defaults of significant issuers and other unfavorable market and economic conditions.

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

Legal, Economic and Regulatory Risks of Operating in Foreign Jurisdictions

Moody’s maintains offices outside the U.S. and derives a significant portion of its revenue from sources outside the U.S. In addition to the regulatory risks discussed above, operations in different countries expose Moody’s to a number of legal, economic and regulatory risks such as restrictions on the ability to convert local currency into U.S. dollars and currency fluctuations; the costs of repatriating cash held by entities outside the U.S., U.S. laws affecting overseas operations including domestic and foreign export and import restrictions, tariffs and other trade barriers; different legal or civil liability standards, political and economic instability; the possibility of nationalization, expropriation, price controls and other restrictive governmental actions; longer payment cycles and possible problems in collecting receivables; and potentially adverse tax consequences.

As Moody’s derives a significant portion of its revenue from sources outside the U.S., Moody’s business also is subject to changes in the economic condition of the various economies outside the U.S. in which it operates. For example, economic developments in the European zone, which is presently experiencing a degree of economic uncertainty, or in Southeast Asia could affect the number of securities offerings undertaken within the particular area, which, in turn, could affect Moody’s business.

In its non-U.S. operations, Moody’s is subject to regulations applicable under the Office of Foreign Asset Control, the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials (which may include companies affiliated with foreign governments) for the purpose of obtaining or retaining business. Other countries in which Moody’s operates, such as the United Kingdom, have also enacted similar laws. Violations of the FCPA, the U.K. Bribery Act and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice and their counterparts outside the U.S. have increased their enforcement activities with respect to the FCPA and similar laws, increasing the likelihood that a company will face costly investigations or penalties for actual or alleged violations of these laws. Internal controls, policies and procedures and employee training and compliance programs that the Company has implemented to deter prohibited practices may not be effective in prohibiting its employees, contractors or agents from violating or circumventing its policies and the law. If Moody’s employees or agents fail to comply with applicable laws or Company policies governing its international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in damage to our reputation as well as civil penalties, administrative remedies and criminal sanctions. Any determination that the Company has violated the FCPA or other similar laws could have a material adverse effect on Moody’s financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions.

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

20	MOODY’S 2011 10-K

its current and future competitors, Moody’s may lose market share. In addition, one of the central goals of the Reform Act was to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing, as well as other competitive pressures.

Exposure to Reputational and Credibility Concerns

Moody’s reputation is one of the key bases on which the Company competes. To the extent that the rating agency business as a whole or Moody’s, relative to its competitors, has suffered a loss in credibility in the course of the credit crisis, or, in the future, suffers a loss in credibility, Moody’s business could be adversely affected. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities, the timing and nature of changes in ratings, adverse publicity as to the ratings process and its implementation with respect to one or more securities, a major compliance failure, publicity associated with ongoing litigation and new laws and regulations and increased criticism by users of ratings, regulators and legislative bodies. These concerns may be disclosed or highlighted in the course of various investigations or lawsuits that have been or may be instituted, through legislative or regulatory hearings or special studies that are mandated by legislation, or through journalists or others attempting to chronicle or report on the recent credit crisis. Operational errors, whether by Moody’s or a Moody’s competitor, could harm the reputation of the credit rating industry and adversely affect Moody’s business.

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

Significant Amount of Intangible Assets

Moody’s has a significant amount of intangible assets on its balance sheet consisting of $642.9 million of goodwill and $253.6 million of amortizable intangible assets. Approximately 99% of these intangibles reside in the MA business and are allocated to the five reporting units within MA: RD&A; RMS; Training, CSI, and Copal. Failure to achieve business objectives and financial projections in one or all of these reporting units could result in an asset impairment charge which would reduce net income in the period the impairment is recorded. Impairment of goodwill or intangibles would result in a non-cash charge to operating expenses. An impairment would be recorded if the fair value of a reporting unit or asset group which holds goodwill or any intangible assets is less than the carrying amount of its net assets. A significant factor in the determination of the fair value of a reporting unit or asset group is its projected cash flows. Future cash flows of MA are dependent on a variety of factors such as, but not limited to, general economic growth, capital market activity, product innovation, pricing, market share and competition. Changes in these factors or in the conduct of Moody’s operations in response to such factors could lead to reduced cash flows resulting in an asset impairment charge.

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

MOODY’S 2011 10-K	21

Moody’s Operations and Infrastructure may Malfunction or Fail

Moody’s ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including having its headquarters in New York City and offices in major cities worldwide. This may include a disruption involving electrical, communications or other services used by the Company or third parties with or through whom Moody’s conducts business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, acts of terrorism or war or otherwise. Moody’s efforts to secure and plan for potential disruptions of major operating systems may not be successful. The Company, in a number of instances, relies on third party providers to provide essential services. While the Company believes that such third parties are reliable, the Company, obviously, has less control over the performance of such providers. The Company also does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, their ability to service and interact with Moody’s clients and customers may suffer. The Company’s operations also rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. The business relies upon and processes a great deal of data through its systems, the security and quality of which must be maintained in order for the business units to perform. Protective measures that Moody’s takes may be circumvented or may not be sufficient to guard its computer systems, software and networks from unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize Moody’s or its clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, its computer systems and networks, or otherwise cause interruptions or malfunctions in the Company’s, its clients’, its counterparties’ or third parties’ operations. Moody’s may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by Moody’s.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 668,513 square feet of leased space. As of December 31, 2011, Moody’s operations were conducted from 18 U.S. offices and 58 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

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

22	MOODY’S 2011 10-K

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

MOODY’S 2011 10-K	23

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

24	MOODY’S 2011 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended December 31, 2011

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
October 1 – 31	1,642	$—	—	$873.8 million
November 1 – 30	—	$—	—	$873.8 million
December 1 – 31	9	$—	—	$873.8 million

Total	1,651	$—	—

(1)	Includes the surrender to the Company of 1,642 shares of common stock in October and 9 shares of common stock in December to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On July 30, 2007 the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the fourth quarter of 2011, Moody’s issued 0.4 million shares under employee stock-based compensation plans.

MOODY’S 2011 10-K	25

COMMON STOCK INFORMATION AND DIVIDENDS

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared and paid for the periods shown. The number of registered shareholders of record at January 31, 2012 was 3,039. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

	Price Per Share		Dividends Per Share

	High	Low	Declared	Paid
2011:
First quarter	$34.74	$26.49	$—	$0.115
Second quarter	41.93	34.26	0.14	0.14
Third quarter	40.28	26.79	0.14	0.14
Fourth quarter	37.15	28.29	0.30	0.14

Year ended December 31, 2011			$0.58	$0.535

2010:
First quarter	$31.04	$26.12	$—	$0.105
Second quarter	30.31	18.50	0.105	0.105
Third quarter	26.13	19.46	0.105	0.105
Fourth quarter	28.93	24.82	0.22	0.105

Year Ended December 31, 2010			$0.43	$0.42

During 2009, the Company paid a quarterly dividend of $0.10 per share of Moody’s common stock in each of the quarters, resulting in dividends paid per share during the year ended December 31, 2009 of $0.40.

On December 13, 2011, the Board of the Company approved the declaration of a quarterly dividend of $0.16 per share of Moody’s common stock, payable on March 10, 2012 to shareholders of record at the close of business on February 20, 2012. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2011, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	21,616,127	(1)	$39.60	13,790,885	(3)
Equity compensation plans not approved by security holders	—		$—	—

Total	21,616,127		$39.60	13,790,885

(1)	Includes 16,863,860 options and unvested restricted shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, 3,241,536 options and unvested restricted shares outstanding under the Company’s 1998 Key Employees’ Stock Incentive Plan, and 53,489 options and unvested restricted shares outstanding under the 1998 Non-Employee Directors’ Stock Incentive Plan. This number also includes a maximum of 1,457,242 performance shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout at 200% of the target award.

(2)	Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.

26	MOODY’S 2011 10-K

(3)	Includes 10,509,412 shares available for issuance as options, shares of restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan and 126,678 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 3,154,795 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

PERFORMANCE GRAPH

The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s 500 Stock Composite Index and the Russell 3000 Financial Services Index. Both of the aforementioned indexes are easily accessible to the Company’s shareholders in newspapers, the internet and other readily available sources for purposes of the following graph.

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2006. The comparison also assumes the reinvestment of dividends, if any. The total return for the Company’s common stock was (48%) during the performance period as compared with a total return during the same period of (50%) for the Russell 3000 Financial Services Index and (1%) for the S&P 500 Composite Index.

Comparison of Cumulative Total Return

Moody’s Corporation, Russell 3000 Financial Services Index and S&P 500 Composite Index

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among Moody’s Corporation, the S&P 500 Index,

and the Russell 3000 Financial Services

	Year Ended December 31,
	2006	2007	2008	2009	2010	2011
Moody’s Corporation	$100.00	$52.01	$29.64	$40.18	$40.49	$52.22
S&P 500 Composite Index	100.00	105.49	66.46	84.05	96.71	98.75
Russell 3000 – Financial Services Index	100.00	83.73	42.76	50.29	56.62	49.87

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

MOODY’S 2011 10-K	27

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,

amounts in millions, except per share data	2011	2010	2009	2008	2007
Results of operations
Revenue	$2,280.7	$2,032.0	$1,797.2	$1,755.4	$2,259.0
Operating and SG&A expenses	1,313.1	1,192.8	1,028.1	934.6	1,035.1
Depreciation and amortization	79.2	66.3	64.1	75.1	42.9
Restructuring	—	0.1	17.5	(2.5)	50.0

Operating income	888.4	772.8	687.5	748.2	1,131.0
Non-operating (expense) income, net (1)	(48.6)	(58.4)	(41.3)	(18.4)	(9.0)

Income before provision for income taxes	839.8	714.4	646.2	729.8	1,122.0
Provision for income taxes	261.8	201.0	239.1	268.2	415.2

Net income (2)	578.0	513.4	407.1	461.6	706.8
Less: Net income attributable to noncontrolling interests	6.6	5.6	5.1	4.0	5.3

Net income attributable to Moody’s	$571.4	$507.8	$402.0	$457.6	$701.5

Earnings per share
Basic	$2.52	$2.16	$1.70	$1.89	$2.63
Diluted	$2.49	$2.15	$1.69	$1.87	$2.58
Weighted average shares outstanding
Basic	226.3	235.0	236.1	242.4	266.4
Diluted	229.4	236.6	237.8	245.3	272.2
Dividends declared per share	$0.58	$0.43	$0.405	$0.40	$0.34
	December 31,

	2011	2010	2009	2008	2007

Balance sheet data
Total assets	$2,876.1	$2,540.3	$2,003.3	$1,773.4	$1,714.6
Long-term debt	$1,172.5	$1,228.3	$746.2	$750.0	$600.0
Total Moody’s shareholders’ deficit	$(169.0)	$(309.6)	$(606.2)	$(994.4)	$(783.6)

(1)	The 2011, 2010, 2009, 2008 and 2007 amounts include benefits of $10.1 million, $2.5 million, $6.5 million, $13.3 million and $31.9 million, respectively, related to the favorable resolution of certain Legacy Tax Matters.

(2)	The 2011, 2010, 2009, 2008 and 2007 amounts include benefits of $7.0 million, $4.6 million, $8.2 million, $10.7 million and $52.3 million, respectively, related to the resolution of certain Legacy Tax Matters.

28	MOODY’S 2011 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This MD&A contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 59 and Item 1A. “Risk Factors” commencing on page 16 for a discussion of uncertainties, risks and other factors associated with these statements.

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software, (iv) quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s operates in two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. The RD&A business also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its RMS business, MA provides both economic and regulatory capital risk management software solutions. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions, training, financial credentialing and certification services as well as outsourced research and analytical services to institutional investors.

Moody’s purchased CSI and Copal in November 2010 and 2011, respectively, which are currently separate reporting units within MA and for which revenues are reported within the professional services LOB. Moody’s purchased B&H in December 2011, which is currently part of the RMS reporting unit and LOB within MA.

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration based on the relative selling price of each deliverable. The Company has adopted ASU 2009-13 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010. If applied in the same manner to the year ended December 31, 2009, ASU 2009-13 would not have had a material impact on net revenue reported for both its MIS and MA segments in terms of the timing and pattern of revenue recognition. The adoption of ASU 2009-13 did not have a significant effect on the Company’s net revenue in the period of adoption and is also not expected to have a significant effect on the

MOODY’S 2011 10-K	29

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

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which ranged from two to 51 years at December 31, 2011. At December 31, 2011, 2010 and 2009, deferred revenue related to these securities was approximately $79 million, $76 million and $78 million, respectively.

Multiple element revenue arrangements in the MIS segment are generally comprised of an initial rating and the related monitoring service. Beginning January 1, 2010, in instances where monitoring fees are not charged for the first year monitoring effort, fees are allocated to the initial rating and monitoring services based on the relative selling price of each service to the total arrangement fees. The Company generally uses ESP in determining the selling price for its initial ratings as the Company rarely sells initial ratings separately without providing related monitoring services and thus is unable to establish VSOE or TPE for initial ratings. Prior to January 1, 2010 and pursuant to the previous accounting standards, for these types of arrangements the initial rating fee was first allocated to the monitoring service determined based on the estimated fair market value of monitoring services, with the residual amount allocated to the initial rating. Under ASU 2009-13 this practice can no longer be used for non-software deliverables.

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2011, 2010 and 2009, accounts receivable included approximately $24 million, $25 million and $27 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the annual monitoring period and revenue is accrued ratably over the monitoring period.

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

30	MOODY’S 2011 10-K

first copy is delivered or transferred to and accepted by the customer. Software maintenance revenue is recognized ratably over the annual maintenance period. Revenue from services rendered within the professional services line of business is generally recognized as the services are performed. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs. A large portion of annual research and data subscriptions and annual software maintenance are invoiced in the months of November, December and January.

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

Accounts Receivable Allowance

Moody’s records an allowance for estimated future adjustments to customer billings as a reduction of revenue, based on historical experience and current conditions. Such amounts are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Billing adjustments and uncollectible account write-offs are charged against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current aging status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts receivable is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above factors, or actual write-offs or adjustments that differ from the estimated amounts could impact the Company’s consolidated results of operations.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this “MD&A”, commencing on page 57 is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company would record a material loss contingency in its financial statements if the loss is both probable of occurring and the loss can be reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

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

At November 30, 2011, the Company had six primary reporting units: one in MIS that encompasses all of Moody’s ratings operations and five reporting units within MA: RD&A, RMS, training, CSI and Copal. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The RMS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for

MOODY’S 2011 10-K	31

implementation and maintenance. The training reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. In November 2010, the Company acquired CSI, which was analyzed separately as its own reporting unit for the annual goodwill impairment assessment as of November 30, 2011 as the entity has not yet been integrated with one of the aforementioned MA reporting units. In the fourth quarter of 2011, the Company acquired Copal which is deemed to be separate reporting unit at December 31, 2011. Additionally, in December 2011, the Company acquired B&H which is part of the RMS reporting unit.

In 2011, the FASB issued an ASU which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before proceeding with a quantitative assessment. The Company has adopted the provisions of this ASU and accordingly, the Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit is compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. For the reporting units where the Company is consistently able to conclude on impairment using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years.

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

The Company performed a qualitative analysis as of November 30, 2011 on all reporting units excluding Copal, which was acquired in the fourth quarter of 2011 and as such, its purchase price represents the fair value of the net assets acquired. The qualitative assessment considered the impact of various macroeconomic conditions as well as factors specific to the reporting unit that could impact future cash flows. The most significant estimates in these qualitative assessments are projected results for each reporting unit and the WACC.

Based upon the aforementioned qualitative assessment, the Company determined that for all of its reporting units excluding its training reporting unit, it was not more likely than not that the fair value of a reporting unit was less than its carrying amount. In addition to analyzing macroeconomic factors that could potentially impact the cash flows of the reporting units, the Company analyzed the growth rates and the WACC for each reporting unit, noting that changes in the assumptions from those used as of November 30, 2010 would be favorable to the reporting unit’s valuation. Accordingly, no quantitative test was performed on these reporting units. For the training reporting unit, the Company’s projected cash flows for this reporting unit were slightly lower than projected in 2010 primarily due to macroeconomic uncertainties in the U.S. and EMEA. As a result, for the training reporting unit, the Company proceeded to step two of the impairment test more fully described above. Based on the result of this test, the Company does not believe that the goodwill relating to its training reporting unit is at risk of impairment as the fair value for the reporting unit is substantially in excess of its carrying value.

32	MOODY’S 2011 10-K

The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2011 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of November 30, 2010 for all reporting units excluding the training reporting unit. For these reporting units, the Company has deemed their fair values at November 30, 2010 to approximate their fair values at November 30, 2011 based on the qualitative assessment described above. The sensitivity analysis for the training reporting unit is shown as of November 30, 2011:

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$13.9	$—	$—	$—	$—
RD&A	157.9	—	—	—	—
RMS	209.6	—	—	—	—
Training	17.7	—	—	(0.5)	(3.5)
CSI	104.7	*	*	*	*
Copal	139.1	*	*	*	*

Totals	$642.9	$—	$—	$(0.5)	$(3.5)

*	Copal was excluded from the sensitivity analysis in the table above as well as the sensitivity analyses on the WACC and future cash flow assumptions discussed below as it was acquired in the fourth quarter of 2011. Accordingly, the carrying value of the net assets acquired approximates their fair value at November 30, 2011. Additionally, CSI is excluded from the aforementioned analyses as this acquisition occurred subsequent to the date of the last quantitative goodwill test. For this reporting unit, the Company utilized a qualitative assessment to determine the likelihood of its goodwill being impaired in 2011 and as discussed above, there was no indication of potential impairment based on the assessment. B&H was acquired subsequent to the annual assessment of potential impairment to goodwill which is performed as of November 30. Accordingly, B&H is also excluded from this sensitivity analysis.

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units at November 30, 2010 (excluding the training reporting unit for which a quantitative test was performed as of November 30, 2011), which was the last date that the Company performed a quantitative test to assess the potential impairment of goodwill. Assumptions for deriving the fair value of the training reporting unit have been updated as of November 30, 2011. This discussion excludes B&H, Copal and CSI which have not yet been subject to a full quantitative impairment analysis as of December 31, 2011 due to the timing of the acquisitions of these entities:

The fair value of each reporting unit was estimated using a discounted cash flow methodology. The results of the DCF were evaluated against comparable public company and precedent transaction multiples in order to assess the reasonableness of the DCF fair values. The DCF analysis requires significant judgments regarding the derivation of fair value, including estimation of future operating results and cash flows of each reporting unit, which is based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the determination of the fair value and goodwill impairment for each reporting unit which could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Moody’s allocates newly acquired goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions or realignments.

The following discusses the key assumptions utilized in the discounted cash flow valuation methodology which requires significant management judgment:

•

WACC —The WACC is the rate to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 9% to 12% in the last quantitative assessment performed. Differences in the WACC used between reporting units is due primarily to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units. An increase in the WACC of one percentage point for each of the reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350.

MOODY’S 2011 10-K	33

•

Future cash flow assumptions—The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for each of the next five years subsequent to the date of the last quantitative assessment were estimated based on annual revenue growth rates ranging from 4% to 19%. The growth rates assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets which began in the second half of 2009. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on all reporting units. A decrease in the growth rates used in the discounted cash flow calculation of 10% for each of the reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during 2011 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on improving market conditions and an assessment of projected cash flows for all reporting units. Additionally, there were no events or circumstances during 2011 that would indicate the need for an adjustment of the remaining useful lives of the Company’s amortizable intangible assets.

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

The discount rates selected to measure the present value of the Company’s benefit obligation for its Post-Retirement Plans as of December 31, 2011 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.

Moody’s major assumptions vary by plan and assumptions used are set forth in Note 12 to the consolidated financial statements. In determining these assumptions, the Company consults with outside actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Post-Retirement Plans.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual experience on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Post-Retirement Plans, the total losses as of December 31, 2011 that have not been recognized in annual expense are $119.7 million, and Moody’s expects to recognize net periodic benefit expense of $9.4 million in 2012 related to the amortization of actuarial losses.

For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2011, the Company has an unrecognized asset loss of $13.6 million, of which $9.3 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2012 expense.

34	MOODY’S 2011 10-K

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2012 operating income. These effects have been calculated using the Company’s current projections of 2012 expenses, assets and liabilities related to Moody’s Post-Retirement Plans, which could change as updated data becomes available.

	Assumption Used for 2012	Estimated Impact on 2012 Operating Income (Decrease)/Increase
Weighted Average Discount Rates*	4.25% / 4.05%	$(8.5)
Weighted Average Assumed Compensation Growth Rate	4.00%	$2.1
Assumed Long-Term Rate of Return on Pension Assets	7.85%	$(1.6)

*  Weighted average discount rates of 4.25% and 4.05% for pension plans and other post-retirement plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2012 projected expenses. Based on current projections, the Company estimates that expenses related to Post-Retirement Plans will be $30.1 million in 2012 compared with $24.1 million in 2011, excluding the effect of pension settlement charges. The expected expense increase in 2012 reflects the effects of higher benefit obligations primarily due to lower discount rate assumptions and higher amortization of actuarial losses.

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

An increase in the following assumptions would have had the following estimated effect on operating income in 2011 (dollars in millions):

	Assumption Used for 2007-2011 grants	Increase in Assumption	Estimated impact on Operating Income in 2011 Increase/(Decrease)
Average Expected Dividend Yield	0.4% - 2.1%	0.1%	$0.2
Average Expected Share Price Volatility	23% - 48.7%	5%	$(2.1)
Expected Option Holding Period	5.5 - 7.6 years	1.0 year	$(1.4)

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

MOODY’S 2011 10-K	35

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

OPERATING SEGMENTS

Moody’s operates in two reportable segments: MIS and MA.

The MIS segment consists of four lines of business—corporate finance, structured finance, financial institutions and public, project and infrastructure finance—that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, Risk Management Software and Professional Services.

In the fourth quarter of 2011, subsidiaries of the Company acquired Copal and B&H. Copal is an outsourced research and consulting business. B&H is a provider of insurance risk management tools. Additionally, in November 2010, a subsidiary of the Company acquired CSI, which is Canada’s leading provider of financial learning, credentials and certification. B&H is part of the MA segment and its revenue is included in the RMS LOB and Copal’s and CSI’s revenue is included in the professional services LOB within MA.

The following is a discussion of the results of operations of these segments, including the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. The discussion also includes intersegment license fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. Overhead charges and corporate expenses which exclusively benefit one segment are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource and information technology. Beginning on January 1, 2011, the Company refined its methodology for allocating the aforementioned overhead and corporate costs to its segments to better align these costs based on each segments usage of the overhead services. The refined methodology is reflected in the segment results for the year ended December 31, 2011 and accordingly, the segment results for the same period in 2010 and 2009 have been reclassified to conform to the new presentation.

Certain prior year amounts have been reclassified to conform to the current presentation.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

Executive Summary

Moody’s revenue for the year ended December 31, 2011 totaled $2,280.7 million, an increase of $248.7 million compared to the same period in 2010. Excluding the favorable impact from changes in FX translation rates, revenue in the year ended December 31, 2011 increased approximately $221 million compared to 2010. Total expenses were $1,392.3 million, an increase of $133.1 million compared to 2010 of which approximately $25 million was due to unfavorable changes in FX translation rates. Operating income of $888.4 million in the year ended December 31, 2011 increased $115.6 million compared to the same period in the prior year. Diluted EPS of $2.49 for the year ended December 31, 2011, which included a $0.03 benefit related to favorable resolutions of Legacy Tax Matters as well as other tax benefits totaling $0.09, increased $0.34 over the prior year period, which included a $0.15 tax benefit on foreign earnings that are indefinitely reinvested, foreign tax credits and lower state taxes. Excluding the $0.03 favorable impact relating to the resolution of Legacy Tax Matters in 2011, diluted EPS of $2.46 increased $0.33, or 15%, from $2.13 in 2010, which excludes a prior year favorable impact of $0.02 related to the resolution of a Legacy Tax Matter.

36	MOODY’S 2011 10-K

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
United States	$1,177.0	$1,089.5	8%

International:
EMEA	708.4	627.4	13%
Other	395.3	315.1	25%

Total International	1,103.7	942.5	17%

Total	2,280.7	2,032.0	12%

Expenses:
Operating	683.5	604.8	(13%)
SG&A	629.6	588.0	(7%)
Restructuring	—	0.1	100%
Depreciation and amortization	79.2	66.3	(19%)

Total	1,392.3	1,259.2	(11%)

Operating income	$888.4	$772.8	15%

Interest (expense) income, net	$(62.1)	$(52.5)	(18%)
Other non-operating (expense) income, net	$13.5	$(5.9)	329%
Net income attributable to Moody’s	$571.4	$507.8	13%
Diluted EPS	$2.49	$2.15	16%

The table below shows Moody’s global staffing by geographic area:

	December 31,
	2011	2010	% Change
United States	2,465	2,333	6%
International	3,661	2,128	72%

Total *	6,126	4,461	37%

* Total as of December 31, 2011 includes approximately 1,300 staff from fourth quarter 2011 MA acquisitions, of which a significant    portion are based in low cost jurisdictions

Global revenue of $2,280.7 million in the year ended December 31, 2011 increased $248.7 million compared to the same period in 2010 reflecting strong growth in both segments. The increase in ratings revenue compared to the year ended December 31, 2010 reflects growth across all ratings LOBs, most notably from within CFG and SFG. The growth in MA revenue reflects higher revenue across all LOBs, most notably in professional services which includes revenue from CSI and Copal which were acquired in the fourth quarter of 2010 and 2011, respectively. Transaction revenue accounted for 46% of global MCO revenue in the year ended December 31, 2011, compared to 44% in the same period of the prior year.

U.S. revenue of $1,177.0 million increased $87.5 million over 2010, primarily reflecting growth in CFG largely due to changes in the mix of fee type, new fee initiatives and certain pricing increases. The growth over the prior year also reflects strong rated issuance volumes in the first half of 2011 for investment-grade corporate debt. Further contributing to the growth in U.S. ratings revenue over the prior year were higher rated issuance volumes in CREF within SFG. The aforementioned growth in ratings revenue was partially offset by declines in U.S. public and project finance rated issuance. Additionally, the increase over the year ended December 31, 2010 reflects positive results in all LOBs within MA.

Non-U.S. revenue increased $161.2 million over 2010, reflecting growth in all LOBs within both segments. The most notable growth in non-U.S. ratings revenue resulted from higher rated issuance volumes in the EMEA and Asia regions for most asset classes within SFG as

MOODY’S 2011 10-K	37

well as higher investment-grade and speculative-grade issuance in the EMEA region in the first half of 2011. Additionally, the growth over 2010 reflects higher infrastructure finance and banking-related issuance in the EMEA and Asia regions. Furthermore, there was strong growth in indicative ratings across all regions. The increase in non-U.S. MA revenue reflects growth across all LOBs, most notably in professional services, where over 90% of the growth for this LOB is attributed to the acquisitions of CSI and Copal in the fourth quarter of 2010 and 2011, respectively. Changes in FX translation rates had an approximate $28 million favorable impact on non-U.S. revenue for the year ended December 31, 2011.

Operating expenses were $683.5 million in the year ended December 31, 2011, an increase of $78.7 million from the same period in 2010 and reflected both higher compensation and non-compensation costs. Compensation costs increased approximately $44 million from the prior year reflecting higher salaries and related employee benefits which has resulted from increases in headcount in both the MIS and MA segments coupled with annual merit increases. Non-compensation costs have increased approximately $34 million over the same period in 2010 reflecting higher costs resulting from the Company’s ongoing investments in technology infrastructure as well as higher travel-related and other variable costs which are correlated with improved overall business conditions in both segments. Also, the increase is due to unfavorable changes in FX translation rates compared to the prior year. Additionally, the increase in both compensation and non-compensation costs compared to the prior year reflects costs from CSI which was acquired in the fourth quarter of 2010 as well as costs related to Copal and B&H which were acquired in the fourth quarter of 2011.

SG&A expenses of $629.6 million in the year ended December 31, 2011 increased $41.6 million from the same period in 2010. Compensation costs increased approximately $41 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in support areas such as compliance and IT. Non-compensation expenses were flat compared to the prior year reflecting the offsetting effects of higher professional service costs relating to ongoing investments in technology infrastructure and fees relating to fourth quarter 2011 acquisitions in the MA segment being offset by lower legal and litigation-related costs.

Depreciation and amortization of $79.2 million in the year ended December 31, 2011 increased $12.9 million from the same period in 2010 and reflected higher amortization for software developed or obtained for internal use coupled with higher amortization related to intangible assets acquired as part of the fourth quarter 2010 and 2011 MA acquisitions.

Operating income of $888.4 million increased $115.6 million from the same period in 2010, reflecting the 12% increase in revenue exceeding the 11% increase in operating expenses. Changes in FX translation rates had an approximate $4 million favorable impact on operating income in the year ended December 31, 2011.

Interest (expense) income, net for the year ended December 31, 2011 was ($62.1) million, a $9.6 million increase in expense compared to the same period in 2010. This increase is primarily due to higher expense on borrowings reflecting a full-year of interest on the $500 million 2010 Senior Notes issued in August 2010 partially offset by lower interest expense on the $300 million Series 2005-1 Notes resulting from benefits on interest rate swaps entered into in the fourth quarter of 2010 to convert the fixed rate of interest on the notes to a floating LIBOR-based rate. This increase in interest expense on borrowings was partially offset by a reversal of interest on UTPs of approximately $3 million related to the favorable resolution of a state tax matter. Additionally, there were benefits of $3.7 million and $2.5 million, in the year ended December 31, 2011 and 2010, respectively, related to the favorable resolution of Legacy Tax Matters. The benefit in 2011 consists of a $2.8 million reversal of interest expense related to a matter for which the statute of limitations had lapsed coupled with $0.9 million in interest income received for the settlement of a matter for a tax year that preceded the 2000 Distribution. The benefit in 2010 reflects interest income received for the favorable settlement of Legacy Tax Matters.

Other non-operating (expense) income, net of $13.5 million in the year ended December 31, 2011 increased $19.4 million compared to the same period in 2010. The increase in income reflects a $6.4 million reversal of reserves in the first half of 2011 for the lapse of a statute of limitations relating to a Legacy Tax Matter. Additionally, there were FX gains of approximately $3 million in the year ended December 31, 2011 compared to FX losses of approximately $5 million in the prior year period. The gains in 2011 primarily reflect transaction gains on the euro and British pound in the first half of 2011. The losses in the prior year period primarily reflected the weakening of the euro to the British pound over the course of 2010.

Moody’s ETR was 31.2% in the year ended December 31, 2011, up from 28.1% in 2010. The increase was primarily due to tax benefits in 2010 relating to utilization of foreign tax credits, lower state taxes and the indefinite reinvestment of certain foreign earnings, which were only partially offset by beneficial UTB adjustments relating to a foreign tax ruling and the settlement of state tax audits in 2011.

Net Income for the year ended December 31, 2011 was $571.4 million, or $2.49 per diluted share and increased $63.6 million, or $0.34 per diluted share, compared to the same period in 2010. The increase in EPS over the prior year reflects higher Net Income coupled with fewer diluted shares outstanding compared to 2010. Excluding net benefits from the favorable resolution of Legacy Tax Matters in both periods as well as minor restructuring-related adjustments in 2010, Net Income increased $61.1 million, or 12%, to $564.4 million, resulting in a $0.33, or 15%, increase in diluted EPS compared to the prior year.

38	MOODY’S 2011 10-K

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Corporate finance (CFG)	$652.1	$563.9	16%
Structured finance (SFG)	344.6	290.8	19%
Financial institutions (FIG)	294.9	278.7	6%
Public, project and infrastructure finance (PPIF)	277.3	271.6	2%

Total external revenue	1,568.9	1,405.0	12%
Intersegment royalty	65.8	61.3	7%

Total MIS Revenue	1,634.7	1,466.3	11%
Expenses:
Operating and SG&A (including intersegment expenses)	831.0	781.5	(6%)
Restructuring	—	0.1	100%
Depreciation and amortization	41.0	35.0	(17%)

Total	872.0	816.6	(7%)

Operating income	$762.7	$649.7	17%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,568.9 million for the year ended December 31, 2011 increased $163.9 million compared to 2010, reflecting growth across all ratings LOBs. The principal driver of the MIS revenue growth reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The growth also reflected higher rated issuance for investment-grade corporate debt and bank loans, most notably in the first half of 2011, resulting from the low interest rate environment throughout 2011. These increases were partially offset by significant declines in speculative-grade corporate debt issuance in the second half of 2011 which reflected a considerable widening of high-yield credit spreads relating to uncertainties in the U.S. and EMEA capital markets. Additionally, there was growth across most asset classes within SFG compared to challenging conditions in the securitization markets in the prior year as well as stronger banking and insurance-related issuance within FIG and infrastructure finance revenue within PPIF in the first half of the year. Transaction revenue for MIS in the year ended December 31, 2011 was 58% of total revenue compared to 57% in 2010, with the increase primarily reflecting the aforementioned growth in rated issuance in the CFG and SFG LOBs.

In the U.S., revenue was $879.1 million in the year ended December 31, 2011 and increased $63.7 million, or 8%, compared to the same period in 2010. The increase reflects the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases as well as strong rated issuance volumes for investment-grade corporate debt and bank loans in the first half of 2011. Additionally, there were higher rated issuance volumes in the CREF asset class within SFG compared to the same period in 2010. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt in the second half of 2011 coupled with declines in rated issuance for U.S. public finance in 2011.

Non-U.S. revenue was $689.8 million in the year ended December 31, 2011 and increased $100.2 million, or 17%, compared to the same period in the prior year. The increase reflects higher rated issuance volumes in the EMEA region across most asset classes within SFG as well as higher infrastructure finance revenue across all regions. Additionally, the increase reflects good growth in revenue from rating high-yield and investment-grade corporate debt as well as higher banking and insurance-related rated issuance in the EMEA region. Changes in FX translation rates had an approximate $28 million favorable impact on non-U.S. MIS revenue in the year ended December 31, 2011.

Global CFG revenue of $652.1 million in the year ended December 31, 2011 increased $88.2 million from the same period in 2010. The principal driver of the revenue growth reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The increase over the prior year also includes strong growth in rated issuance volumes in the first half of the year for investment-grade corporate bonds and bank loans reflecting issuers taking advantage of the overall low interest rate environment to refinance existing borrowings. These increases were partially offset by declines in rated issuance volumes in the second half of 2011

MOODY’S 2011 10-K	39

resulting from higher credit spreads on speculative-grade corporate debt which reflected uncertainties in the EU sovereign debt markets coupled with concerns over the potential weakening of macroeconomic conditions in the U.S. Additionally, the growth over the prior year period reflects higher surveillance revenue. Transaction revenue represented 71% of total CFG revenue in the year ended December 31, 2011 compared to 73% in the prior year period. In the U.S., revenue in 2011 was $422.3 million, or $52.8 million higher than the same period in 2010. The increase primarily reflected the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with growth in rated issuance for investment-grade corporate debt throughout 2011 as well as bank loans in the first half of 2011. These increases in rated issuance volumes reflect the overall current low interest rate environment which has resulted in issuers opportunistically refinancing debt ahead of scheduled maturities. Also, the growth in investment-grade corporate debt reflects an increase in issuance to fund merger and acquisition-related activity. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt in the second half of 2011 due to significantly higher credit spreads on these securities reflecting macroeconomic uncertainty in the U.S. and EMEA. Internationally, revenue of $229.8 million in 2011 increased $35.4 million compared to the same period in 2010. This increase was driven by rated issuance growth in high-yield corporate debt and bank loans in the first half of 2011 before sovereign debt uncertainties in the EMEA region, which were exacerbated in the second half of 2011, resulted in a pull-back of both investment-grade and high-yield issuance. The growth in non-U.S. revenue over the prior year period also reflected an increase in Indicative Ratings assigned. Favorable changes in FX translation rates had an approximate $9 million impact on international CFG revenue in 2011.

Global SFG revenue of $344.6 million in 2011 increased $53.8 million compared to the same period in 2010, primarily reflecting growth in most asset classes internationally coupled with strong growth in rated CMBS issuance volumes in the U.S. The aforementioned growth resulted in transaction revenue increasing to 52% of total SFG revenue in 2011 compared to 43% in the prior year period. In the U.S., revenue of $161.6 million increased $18.7 million compared to 2010, reflecting good growth in CMBS rated issuance volumes due to the current favorable credit market environment and narrow credit spreads for this asset class for most of 2011. Non-U.S. revenue in the year ended December 31, 2011 of $183.0 million increased $35.1 million compared to the same period in the prior year, primarily reflecting growth across most asset classes within the EMEA region, most notably in the ABS, RMBS and covered bonds sectors compared to a challenging prior year period in the non-U.S. securitization markets. The increases in ABS and RMBS also reflected issuers requesting a second rating for these securities in the first quarter of 2011, which was a new requirement by the ECB for existing asset-backed securities that could be used as collateral in Eurosystem credit operations. Favorable changes in FX translation rates had an approximate $10 million impact on international SFG revenue in 2011.

Global FIG revenue of $294.9 million in 2011 increased $16.2 million compared to the same period in 2010 with the increase almost entirely reflecting the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Additionally, higher rated issuance volumes in the first half of 2011 were mostly offset by volume declines in the second half of 2011 which resulted from uncertainties in the European sovereign debt markets. Transaction revenue was 34% of total FIG revenue in 2011, compared to 37% in 2010. In the U.S., revenue of $118.7 million for the year ended December 31, 2011 increased $4.3 million compared to the prior year. Outside the U.S., revenue in 2011 was $176.2 million, or $11.9 million higher than in the prior year, and was primarily due to growth in banking and insurance revenue in the EMEA and Asia regions. Favorable changes in FX translation rates had an approximate $6 million impact on international FIG revenue in the year ended December 31, 2011.

Global PPIF revenue was $277.3 million in 2011, an increase of $5.7 million compared to the same period in 2010. The principal driver of the increase reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. This increase was partially offset by declines in U.S. public and project finance issuance. Revenue generated from new transactions was 58% of total PPIF revenue in 2011, compared to 59% in the prior year period. In the U.S., revenue for the year ended December 31, 2011 of $176.5 million decreased $12.1 million compared to the prior year primarily due to declines in public and project finance rated issuance partially offset by the aforementioned changes in the mix of fee type, new fee initiatives and pricing changes. These declines in rated issuance volumes reflected decreases in state and local government spending and the expiration of the Build America Bond Program in the fourth quarter of 2010, which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009. Outside the U.S., PPIF revenue increased 21% compared to 2010 due to growth in infrastructure finance revenue across all non-U.S. regions. Favorable changes in FX translation rates had an approximate $4 million impact on international PPIF revenue in 2011.

Operating and SG&A expenses in 2011 increased $49.5 million compared to the same period in 2010 reflecting higher compensation costs of approximately $41 million coupled with higher non-compensation expenses of approximately $7 million. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases, modest headcount growth in the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. The increase in non-compensation expenses reflects: (i) higher costs related to the Company’s continued investment in IT infrastructure, (ii) higher rent and occupancy costs relating to various real estate relocation and expansion projects and (iii) higher variable costs such as T&E to support business growth. These increases were partially offset by lower legal and litigation-related costs as well as lower bad debt expense compared to the prior year.

40	MOODY’S 2011 10-K

Operating income in 2011 of $762.7 million, which includes intersegment royalty revenue and intersegment license expense, increased $113.0 million from the same period in 2010 and reflects the 11% increase in total MIS revenue outpacing the 7% increase in total operating expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Research, data and analytics (RD&A)	$451.3	$425.0	6%
Risk management software (RMS)	183.4	173.2	6%
Professional services	77.1	28.8	168%

Total external revenue	711.8	627.0	14%

Intersegment license fees	10.6	9.3	14%

Total MA Revenue	722.4	636.3	14%
Expenses:
Operating and SG&A (including intersegment expenses)	558.5	481.9	(16%)
Depreciation and amortization	38.2	31.3	(22%)

Total	596.7	513.2	(16%)

Operating income	$125.7	$123.1	2%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $84.8 million compared to the year ended December 31, 2010, with 72% of the growth generated internationally, and reflected revenue from CSI which was acquired in the fourth quarter of 2010 as well as revenue from Copal and B&H which were acquired in the fourth quarter of 2011. Recurring revenue comprised 80% of total MA revenue in 2011 compared to 85% in the same period of the prior year.

In the U.S., revenue of $297.9 million in the year ended December 31, 2011 increased $23.8 million, primarily reflecting growth in RD&A and RMS. International revenue of $413.9 million for the year ended December 31, 2011 was $61.0 million higher than the same period in 2010. The increase reflected growth across all LOBs, most notably in professional services which includes revenue from the CSI and Copal acquisitions which were completed in the fourth quarter of 2010 and 2011, respectively.

Global RD&A revenue, which comprised over 63% of MA revenue in both of the years ended December 31, 2011 and 2010, increased $26.3 million over the prior year reflecting greater demand for products that support analysis for investment and commercial credit applications. Global RMS revenue in 2011 increased $10.2 million over the same period in 2010, due to the final delivery and client acceptance of software licenses and implementations. Revenue from the professional services LOB increased $48.3 million compared to the same period in 2010, with approximately 91% of the growth reflecting the acquisitions of CSI and Copal in the fourth quarter of 2010 and 2011, respectively, coupled with growth in the base business. Revenue in the RMS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in 2011, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $76.6 million compared to the same period in 2010 reflecting both higher compensation and non-compensation costs of approximately $44 million and $28 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases coupled with a full year of compensation costs relating to the acquisition of CSI in the fourth quarter of 2010 as well as increased headcount to support business growth. Additionally, the increase in compensation costs reflects higher incentive compensation primarily due to the aforementioned growth in headcount. The increase in non-compensation costs reflects a full-year of expenses related to CSI which was acquired in the fourth quarter of 2010, approximately $8 million in costs directly related to the fourth quarter 2011 acquisitions of Copal and B&H as well as higher variable costs, such as T&E, that are correlated with business growth.

MOODY’S 2011 10-K	41

Depreciation and amortization of $38.2 million in the year ended December 31, 2011 increased $6.9 million from the same period in 2010 and reflected higher amortization related to intangible assets acquired as part of the acquisitions of CSI in the fourth quarter of 2010 as well as Copal and B&H in the fourth quarter of 2011.

Operating income of $125.7 million in 2011, which includes intersegment license fee revenue and intersegment royalty expense, increased $2.6 million compared to the same period in 2010, reflecting the $86.1 million increase in total MA revenue exceeding the $83.5 million increase in total expenses.

Year Ended December 31, 2010 compared with Year Ended December 31, 2009

Executive Summary

Moody’s revenue for the year ended December 31, 2010 totaled $2,032.0 million, an increase of $234.8 million compared to the same period in 2009. Total expenses were $1,259.2 million, an increase of $149.5 million compared to 2009. Operating income of $772.8 million in 2010 increased $85.3 million compared to the same period in the prior year. Excluding the restructuring charge in 2009 and minor restructuring-related adjustments in both years, operating income increased $67.9 million from $705.0 million in the prior year period. Diluted EPS of $2.15 for the year ended December 31, 2010 increased $0.46, or 27% over the prior year period and included a benefit of $0.02 associated with the resolution of a Legacy Tax Matter as well as other tax benefits of $0.15 in 2010 relating to foreign earnings that are indefinitely reinvested, foreign tax credits and lower state taxes. Excluding the aforementioned Legacy Tax Matter in 2010, diluted EPS of $2.13 increased $0.43, or 25%, from $1.70 in 2009, which excludes a prior year favorable impact of $0.04 related to the resolution of a Legacy Tax Matter and an unfavorable $0.05 impact for restructuring.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
United States	$1,089.5	$920.8	18%

International:
EMEA	627.4	624.7	—
Other	315.1	251.7	25%

Total International	942.5	876.4	8%

Total	2,032.0	1,797.2	13%

Expenses:
Operating	604.8	532.4	(14%)
SG&A	588.0	495.7	(19%)
Restructuring	0.1	17.5	99%
Depreciation and amortization	66.3	64.1	(3%)

Total	1,259.2	1,109.7	(13%)

Operating income	$772.8	$687.5	12%

Interest (expense) income, net	$(52.5)	$(33.4)	(57%)
Other non-operating (expense) income, net	$(5.9)	$(7.9)	25%
Net income attributable to Moody’s	$507.8	$402.0	26%
Diluted EPS	$2.15	$1.69	27%

The table below shows Moody’s global staffing by geographic area:

	December 31,
	2010	2009	% Change
United States	2,333	2,144	9%
International	2,128	1,834	16%

Total	4,461	3,978	12%

42	MOODY’S 2011 10-K

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

International revenue increased $66.1 million compared to the same period in 2009 primarily reflecting growth in CFG revenue, particularly in speculative-grade ratings in EMEA, coupled with higher banking related revenue across all regions. Additionally, the growth reflects higher revenue across all MA LOBs, primarily from within the Asia and the Americas regions. These increases were partially offset by declines in most asset classes within SFG as well as declines in investment-grade rated issuance within the EMEA region.

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

Operating income of $772.8 million was up $85.3 million from the same period in 2009, reflecting the 13% increase in revenue being partially offset by the $149.5 million increase in expenses. Excluding the restructuring charge in 2009 and minor restructuring-related adjustments in both periods, operating income increased $67.9 million over 2009.

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

MOODY’S 2011 10-K	43

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

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Corporate finance (CFG)	$563.9	$408.2	38%
Structured finance (SFG)	290.8	304.9	(5%)
Financial institutions (FIG)	278.7	258.5	8%
Public, project and infrastructure finance (PPIF)	271.6	246.1	10%

Total external revenue	1,405.0	1,217.7	15%
Intersegment royalty	61.3	60.0	2%

Total MIS Revenue	1,466.3	1,277.7	15%

Expenses:
Operating and SG&A (including intersegment expenses)	781.5	674.7	(16%)
Restructuring	0.1	8.7	99%
Depreciation and amortization	35.0	31.3	(12%)

Total	816.6	714.7	(14%)

Operating income	$649.7	$563.0	15%

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

44	MOODY’S 2011 10-K

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

Operating and SG&A expenses in 2010 increased $106.8 million compared to the prior year and reflected increases in compensation and non-compensation expenses of approximately $63 million and $45 million, respectively. The increase in compensation expenses relates to higher salaries reflecting annual merit increases, modest headcount growth within the ratings LOBs as well as support areas such as compliance and IT for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, there was higher incentive compensation due to greater achievement against targeted results in 2010 compared to the achievement against targeted results in the prior year. Furthermore, there was a profit sharing contribution in 2010 reflecting the Company’s diluted EPS growth over 2009. The increase in non-compensation expenses primarily reflects higher legal and litigation- related costs relating to ongoing matters and higher IT consulting costs relating to investments in technology infrastructure.

The restructuring charge of $8.7 million in the prior year period reflects costs associated with the 2009 Restructuring Plan approved in the first quarter of 2009 as well as minor adjustments made to both the 2009 and 2007 restructuring plans.

Operating income in 2010 of $649.7 million, which includes the intersegment royalty revenue, increased $86.7 million from the prior year and reflects the 15% increase in total MIS revenue exceeding the 14% increase in operating expenses. Excluding the restructuring-related amounts in both periods, operating income in 2010 was $649.8 million, an increase of $78.1 million from the same period in 2009.

MOODY’S 2011 10-K	45

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2010	2009
Revenue:
Research, data and analytics (RD&A)	$425.0	$413.6	3%
Risk management software (RMS)	173.2	145.1	19%
Professional services	28.8	20.8	38%

Total external revenue	627.0	579.5	8%

Intersegment license fees	9.3	10.6	(12%)

Total	636.3	590.1	8%

Expenses:
Operating and SG&A (including intersegment expenses)	481.9	424.0	(14%)
Restructuring	—	8.8	100%
Depreciation and amortization	31.3	32.8	(5%)

Total	513.2	465.6	(10%)

Operating income	$123.1	$124.5	(1%)

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

Operating and SG&A expenses in 2010, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $57.9 million compared to 2009 reflecting both higher compensation and non-compensation costs of approximately $45 million and $12 million, respectively. The increase in compensation costs is primarily due to higher incentive compensation reflecting greater achievement against targeted results in 2010 compared to achievement against targeted results in the prior year coupled with a profit sharing contribution in 2010 reflecting the Company’s diluted EPS growth over 2009. Additionally, there were higher salaries reflecting annual merit increases and headcount increases to support business growth coupled with an increase in commission expense compared to the prior year reflecting higher MA sales. The increase in non-compensation costs reflects higher legal and litigation-related costs relating to ongoing matters that Moody’s Corporation is exposed to, which are allocated to MA as part of the allocation of overhead and corporate expenses which is based on a revenue-split methodology. Additionally, the increase in non-compensation expenses reflects higher travel and entertainment costs due to improving business conditions over the prior year.

The restructuring charge of $8.8 million in the prior year period reflects severance costs associated with the 2009 Restructuring Plan approved in the first quarter of 2009, which includes costs related to the divestiture of non-strategic assets and contract termination costs for office closures as well as minor adjustments made to original estimates for the 2007 Restructuring Plan.

46	MOODY’S 2011 10-K

Operating income of $123.1 million in 2010, which includes the intersegment royalty expense, decreased $1.4 million compared to the prior year, reflecting the $47.6 million increase in total expenses exceeding the $46.2 million increase in revenue. Excluding the 2009 restructuring charge and minor restructuring-related adjustments for both restructuring plans in 2009, operating income decreased $10.2 million from the same period in 2009.

Non-GAAP Financial Measures:

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. These non-GAAP financial measures relate to expenses and adjustments made to both the Company’s 2007 and 2009 Restructuring Plans and Legacy Tax Matters, further described in Note 11 and Note 18, respectively, to the Company’s consolidated financial statements. The table below shows Moody’s consolidated results for each of the years ended December 31, 2011, 2010 and 2009, adjusted to exclude the impact of the aforementioned items:

	Year Ended December 31,
Amounts in millions, except per share amounts	2011			2010
	As Reported	Legacy Tax (a)	Non-GAAP Financial Measures	As Reported	Restructuring (b)	Legacy Tax (a)	Non-GAAP Financial Measures
Total expenses	$1,392.3	$—	$1,392.3	$1,259.2	$(0.1)	$—	$1,259.1
Operating income	$888.4	$—	$888.4	$772.8	$0.1	$—	$772.9
Interest (expense), income, net	$(62.1)	$(0.9)	$(63.0)	$(52.5)	$—	$(2.5)	$(55.0)
Other non-operating (expense) income, net	$13.5	$(6.4)	$7.1	$(5.9)	$—	$—	$(5.9)
Provision for income taxes	$261.8	$(0.3)	$261.5	$201.0	$—	$2.1	$203.1
Net income attributable to Moody’s Corporation	$571.4	$(7.0)	$564.4	$507.8	$0.1	$(4.6)	$503.3

Earnings per share attributable to Moody’s common shareholders
Basic	$2.52	$(0.03)	$2.49	$2.16	$—	$(0.02)	$2.14
Diluted	$2.49	$(0.03)	$2.46	$2.15	$—	$(0.02)	$2.13

	Year Ended December 31,
	2009
	As Reported	Restructuring (b)	Legacy Tax (a)	Non-GAAP Financial Measures
Total expenses	$1,109.7	$(17.5)	$—	$1,092.2
Operating income	$687.5	$17.5	$—	$705.0
Interest (expense) income, net	$(33.4)	$—	$(6.5)	$(39.9)
Provision for income taxes	$239.1	$6.6	$1.7	$247.4
Net income attributable to Moody’s Corporation	$402.0	$10.9	$(8.2)	$404.7

Earnings per share attributable to Moody’s common shareholders
Basic	$1.70	$0.05	$(0.04)	$1.71
Diluted	$1.69	$0.05	$(0.04)	$1.70

(a)	To exclude benefits and related tax resulting from the resolution of certain Legacy Tax Matters.

(b)	To exclude amounts related to the 2009 restructuring charge as well as minor adjustments related to both the 2009 and 2007 restructuring charges.
Additionally,	includes the tax impacts of the aforementioned adjustments.

MOODY’S 2011 10-K	47

MARKET RISK

Foreign exchange risk:

Moody’s maintains a presence in 27 countries outside the U.S. In 2011, approximately 47% and 51% of the Company’s revenue and expenses, respectively, were in currencies other than the U.S. dollar, principally in the GBP and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2011, approximately 55% of Moody’s assets were located outside the United States making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to the cumulative translation adjustment account in the consolidated statements of shareholders’ equity (deficit).

The effects of revaluing assets and liabilities that are denominated in currencies other than an entity’s functional currency are charged to other non-operating income (expense), net in the Company’s consolidated statements of operations. Accordingly, the Company enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than an entity’s functional currency. If all foreign currencies in the Company’s foreign exchange forward portfolio were to devalue 10% compared to the U.S. dollar, there would be an approximate $3 million unfavorable impact to the fair value of the forward contracts. This unfavorable change in fair value of the foreign exchange forward contracts would be offset by favorable FX revaluation gains in future earnings on underlying assets and liabilities denominated in currencies other than an entity’s functional currency. Additional information on the Company’s forward contracts can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Credit and Interest rate risk:

The Company’s interest rate risk management objective is to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing this objective.

The Company is exposed to interest rate risk as it relates to its floating rate $150 million 2008 Term Loan entered into on May 7, 2008. The Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations related to unrealized gains and losses are recorded into AOCI, while net interest payments are recorded in interest expense (income), net in the consolidated statements of operations. A hypothetical change of 100bps in the LIBOR-based swap rate would result in an approximate $1 million change to the fair value of these interest rate swaps which would be recognized in the statement of operations over the swaps remaining contractual term. Additional information on this interest rate swap is disclosed in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Additionally, the Company is exposed to interest rate risk on its various outstanding fixed rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company entered into interest rate swaps with a total notional amount of $300 million in the fourth quarter of 2010 to convert the fixed rate of interest on its $300 million Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the Series 2005-1 Notes, while net interest payments are recorded as interest expense/income in the Company’s consolidated statements of operations. A hypothetical change of 100bps in the LIBOR-based swap rate would result in an approximate $12 million change to the fair value of these interest rate swaps. Additional information on this interest rate swap is disclosed in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Moody’s aggregate cash and cash equivalents of $760.0 million at December 31, 2011 consisted of approximately $550 million located outside the U.S. Moody’s cash equivalents consist of investments in high-quality investment-grade securities within and outside the U.S. with maturities of three months or less when purchased. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper and by limiting the amount it can invest with any single issuer. Short-term investments primarily consist of certificates of deposit and high quality investment-grade corporate bonds in Korea.

48	MOODY’S 2011 10-K

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases through cash flow from operations.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,			Year Ended December 31,
	2011	2010	$ Change Favorable (unfavorable)	2010	2009	$ Change Favorable (unfavorable)
Net cash provided by operating activities	$803.3	$653.3	$150.0	$653.3	$643.8	$9.5
Net cash used in investing activities	$(267.6)	$(228.8)	$(38.8)	$(228.8)	$(93.8)	$(135.0)
Net cash used in financing activities	$(417.7)	$(241.3)	$(176.4)	$(241.3)	$(348.8)	$107.5

Net cash provided by operating activities

Year ended December 31, 2011 compared to the year ended December 31, 2010:

The $150.0 million increase in net cash flows provided by operating activities resulted from an increase in net income of $64.6 million, which was further impacted by the following changes in assets and liabilities:

•

An approximate $118 million increase in cash flows reflecting lower prepaid tax balances in 2011 resulting from both a refund received from the Internal Revenue Service in 2011 for tax overpayments made in 2010 as well as the application of a portion of the aforementioned overpayments to 2011 quarterly estimated tax payments;

•

A $71.5 million increase in cash flow due to higher cash collections in the twelve months ended December 31, 2011 compared to the same period in 2010 reflecting the collection of fees billed in the fourth quarter of 2010 and the first half of 2011 when there was strong growth in rated issuance volumes within CFG, particularly in high-yield corporate debt and bank loans. A decline in rated issuance volumes in the second half of 2011 resulted in steeper declines in accounts receivable balances in 2011 compared to 2010. Approximately 25% and 21% of the Company’s accounts receivable balance at December 31, 2011 and 2010, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

•

An approximate $65 million decrease in cash flows reflecting higher incentive compensation payments made in 2011 compared to the prior year. The higher payouts in 2011 reflect greater achievement against targeted results in 2010 as compared to achievement against targets in 2009. Additionally, the decrease reflects a profit sharing contribution paid to eligible employees of the Company in 2011 which was based on the Company’s diluted EPS growth from 2009 to 2010. There was no such contribution made in 2010;

•	A decrease in cash flow of approximately $26 million relating to contributions and payments made by the Company to its funded and unfunded U.S. DBPPs and its U.S. other post-retirement plans in 2011;

•	The remaining decrease in cash flows of approximately $13 million is due to changes in various other assets and liabilities.

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

•	A $51.8 million increase in cash flows from UTBs primarily related to a $51 million payment in 2009 for the settlement of a tax audit for the 2001-2007 tax years;

MOODY’S 2011 10-K	49

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

Net cash used in investing activities

Year ended December 31, 2011 compared to the year ended December 31, 2010:

Net cash used in investing activities in 2011 increased $38.8 million compared to the prior year period with the 2011 cash outflow primarily reflecting payments made, net of cash acquired, for Copal and B&H. The 2010 amount primarily reflects payments made, net of cash acquired, for the acquisition of CSI in the fourth quarter of 2010. The $11.3 million reduction in capital expenditures compared to 2010 primarily reflects a decrease in costs relating to the build-out of the Canary Wharf leased facility in London, England in the current year as the project is now complete.

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

Net cash used in financing activities

Year ended December 31, 2011 compared to the year ended December 31, 2010:

The $176.4 million increase in cash used in financing activities was primarily attributed to:

•	A $110.2 million increase in treasury shares repurchased compared to 2010;

•

Higher dividends paid of $22.4 million due to an increase in the March 2011 payout reflecting an increase in the Company’s quarterly dividend from 10.5 cents to 11.5 cents per share of Moody’s common stock as well as an increase from 11.5 cents per share to 14 cents per share for the June, September and December 2011 payout;

•	Proceeds received in August 2010 of $496.9 million relating to the issuance of the 2010 Senior Notes;

Partially offset by:

•

A $443.6 million decrease in net repayments on short-term borrowings under the Company’s CP program. The Company had paid all outstanding CP Notes during 2010 and has no borrowings outstanding under the CP program or the revolving credit facility as of December 31, 2011.

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

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $760.0 million at December 31, 2011 consisted of approximately $550 million located outside of the U.S. The cash held in the Company’s non-U.S. operations contains approximately $438 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

50	MOODY’S 2011 10-K

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In December of 2011, the Board of Directors of the Company declared a quarterly dividend of $0.16 per share of Moody’s common stock, payable on March 10, 2012 to shareholders of a record at the close of business on February 20, 2012. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company expects to continue share repurchases in 2012 subject to available cash flow, market conditions and other capital allocation decisions. The Company repurchased $333.8 million of shares in the year ended December 31, 2011. As of December 31, 2011, Moody’s had $0.9 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

In January 2012, the Company paid approximately $89 million to New York State for tax assessments, including interest, related to the completion of audits for the years 2004-2010. The Company had accrued for this liability as of December 31, 2011 and thus the payment is not expected to have a material impact to the provision for income taxes or Net Income in 2012. The Company anticipates making additional payments totaling $30 to $40 million in 2012 relating to the potential settlement of various tax audits.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based the financial results of Copal subject to a floor exercise price of approximately $46 million. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next three to six years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At December 31, 2011, Moody’s had $1.2 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of December 31, 2011 are approximately 130 million GBP, of which approximately 7 million GBP will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of December 31, 2011, including the aforementioned rent credits, are approximately $536 million, of which approximately $29 million will be paid during the next twelve months.

During the year ended December 31, 2012, the Company anticipates making contributions of $17.5 million to its funded pension plan and anticipates making payments of $3.0 million to its unfunded U.S. pension plans and $0.8 million to its other U.S. post-retirement plans.

MOODY’S 2011 10-K	51

INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,
	2011	2010
2007 Facility	$—	$—
Commercial paper	—	—
Notes payable:
Series 2005-1 Notes due 2015, including fair value of interest rate swap of $11.5 million at 2011 and $(3.7) million at 2010	311.5	296.3
Series 2007-1 Notes due in 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.7 million and $3.0 million in 2011 and 2010, respectively	497.3	497.0
2008 Term Loan, various payments through 2013	135.0	146.3

Total debt	1,243.8	1,239.6
Current portion	(71.3)	(11.3)

Total long-term debt	$1,172.5	$1,228.3

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

Notes Payable

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal of (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at December 31, 2011. In the event that the Company would not be required to settle amounts related

52	MOODY’S 2011 10-K

to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

MOODY’S 2011 10-K	53

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

	2008 Term Loan	Series 2005-1 Notes	Total
Year Ending December 31,
2012	$71.3	$—	$71.3
2013	63.7	—	63.7
2014	—	—	—
2015	—	300.0	300.0
2016	—	—	—

Total	$135.0	$300.0	$435.0

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

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
Income	$5.3	$3.1	$2.5
Expense on borrowings	(65.5)	(52.2)	(45.5)
UTBs and other tax related interest	(8.7)	(7.7)	1.6
Legacy Tax (a)	3.7	2.5	6.5
Interest capitalized	3.1	1.8	1.5

Total	$(62.1)	$(52.5)	$(33.4)

Interest paid	$67.2	$44.0	$46.1

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 18 to the consolidated financial statements.

Net interest expense of $33.4 million in 2009 reflects a reduction of approximately $12 million related to tax and tax-related liabilities.

At December 31, 2011, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2011 and 2010 is as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$311.5	$316.5	$296.3	$310.6
Series 2007-1 Notes	300.0	332.7	300.0	321.3
2010 Senior Notes	497.3	525.6	497.0	492.1
2008 Term Loan	135.0	135.0	146.3	146.3

Total	$1,243.8	$1,309.8	$1,239.6	$1,270.3

* The	carrying amount includes an $11.5 million and ($3.7) million fair value adjustment on an interest rate hedge at December 31, 2011 and 2010, respectively.

54	MOODY’S 2011 10-K

The fair value of the Company’s 2010 Senior Notes is based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows based on prevailing interest rates available to the Company for borrowings with similar maturities.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities which would result in higher financing costs.

Off-Balance Sheet Arrangements

At December 31, 2011, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2011:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness(1)	$1,638.5	$132.3	$176.3	$401.6	$928.3
Operating lease obligations	851.7	73.6	134.1	106.2	537.8
Purchase obligations	124.3	54.0	69.8	0.5	—
Contingent consideration related to acquisitions(2)	2.5	—	—	2.5	—
Pension obligations(3)	106.1	21.3	9.8	11.4	63.6
Payment of UTPs(4)	119.9	119.9	—	—	—

Total(5)	$2,843.0	$401.1	$390.0	$522.2	$1,529.7

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, borrowings under the CP Program and the 2007 Facility, as described in Note 15 to the consolidated financial statements

(2)	Reflects a $2.5 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016

(3)	Reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded Post-Retirement Benefit Plans described in Note 12 to the condensed consolidated financial statements

(4)	Reflects the projected settlement of UTPs in various tax jurisdictions

(5)	The table above does not include the Company’s net long-term tax liabilities of $138.2 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. The table above does not include the following relating to the acquisition of Copal; (i) the $14.2 million note payable as described in Note 15 to the consolidated financial statements, (ii) the $6.8 million contingent consideration obligation and the (iii) the $60.5 million Redeemable Noncontrolling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated.

2012 OUTLOOK

Moody’s outlook for 2012 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, and consumer borrowing and securitization. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ from these assumptions, Moody’s results for the year may differ materially from the current outlook. The Company’s guidance assumes foreign currency translation at end-of-quarter exchange rates.

For Moody’s overall, the Company expects full-year 2012 revenue to grow in the high-single to low-double-digit percent range. Full-year 2012 expenses are also projected to increase in the high-single to low-double-digit percent range. Full-year 2012 operating margin is projected to be approximately 39 percent. The effective tax rate is expected to be approximately 33 percent. The Company expects diluted earnings per share for full-year 2012 in the range of $2.62 to $2.72.

For the global MIS business, revenue for full-year 2012 is expected to increase in the mid-single-digit percent range. Within the U.S., MIS revenue is expected to increase in the low-double-digit percent range, while non-U.S. revenue is expected to be about flat. Corporate finance revenue is forecasted to grow in the high-single-digit percent range. Revenue from each of structured finance and financial institutions is projected to be flat to slightly down, while public, project and infrastructure finance revenue is expected to increase in the low-teens percent range.

For MA, full-year 2012 revenue is expected to increase in the high-teens percent range both in the U.S. and outside the U.S. Revenue growth is projected in the mid-single-digit percent range for research, data and analytics and in the low 20’s percent range for risk

MOODY’S 2011 10-K	55

management software, reflecting growth in the core business as well as the December 2011 acquisition of Barrie & Hibbert. Professional services revenue is projected to grow by approximately 70%, inclusive of revenue from the late 2011 acquisition of a majority stake in Copal Partners and continued growth in the Company’s legacy businesses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted:

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard requires further disclosures surrounding inputs and valuation techniques used in fair value measurements. The disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has fully adopted all provisions of this ASU as of January 1, 2011 and the implementation did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice regarding proforma disclosures for revenue and earnings of the acquired entity. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective for fiscal years beginning on or after December 15, 2010. The Company will conform to the disclosure requirements set forth in this ASU for any future business combinations for which the impact to the consolidated statement of operations would be material.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350)”. The objective of this ASU is to simplify how entities test goodwill for impairment. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350 of the ASC. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Prior to the issuance of this ASU, an entity was required to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit was less than its carrying amount, then the second step of the test would be performed to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this ASU in the fourth quarter of 2011 and applied its provisions in assessing the potential goodwill impairment which is performed at least annually as of November 30.

Not yet adopted:

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The objective of this ASU is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this ASU change the wording used to describe current requirements in U.S. GAAP for measuring fair value and for financial statement disclosure about fair value measurements. Some of the amendments in the ASU clarify the FASB’s intent or change a particular principle or requirement pertaining to the application of existing fair value measurement requirements or for disclosing information about fair value measurements. The amendments in this ASU are required to be applied prospectively and are effective for fiscal years beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the potential impact, if any, of the implementation of this ASU on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to show its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income”, which indefinitely defers the

56	MOODY’S 2011 10-K

requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. All other provisions of this ASU, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company intends to adopt all provisions that were not deferred beginning with its Form 10Q for the three months ended March 31, 2012. The adoption of this ASU will not have any impact on the Company’s consolidated financial statements other than revising the presentation of the components of comprehensive income.

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

MOODY’S 2011 10-K	57

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2011, Moody’s has recorded liabilities for Legacy Tax Matters totaling $54.6 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

58	MOODY’S 2011 10-K

impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of December 31, 2011, Moody’s liability with respect to this matter totaled $52.6 million.

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed related to pre-spinoff tax years. Coupled with the $6.4 million noted above (and related interest of $1.7 million), net legacy tax benefits were $8.7 million in the year ended December 31, 2011 of which $7 million was deemed to be unusual in nature.

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

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “2012 Outlook” and “Contingencies” under Item 7. “MD&A”, commencing on page 29 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the recently enacted Financial Reform Act and anticipated regulations resulting from that law; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation, and potential EU regulations, modifying the pleading and liability standards applicable to credit rating agencies in a manner adverse to rating agencies; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other

MOODY’S 2011 10-K	59

risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on page 48 of this annual report on Form 10-K.

60	MOODY’S 2011 10-K

ITEM 8.	FINANCIAL STATEMENTS

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

MOODY’S 2010 10-K	61

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

Chairman and Chief Executive Officer

/s/ LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 27, 2012

62	MOODY’S 2011 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Moody’s Corporation:

We have audited the accompanying consolidated balance sheets of Moody’s Corporation (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and shareholders’ deficit, for each of the years in the three-year period ended December 31, 2011. We also have audited Moody’s Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moody’s Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody’s Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Moody’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

New York, New York

February 27, 2012

MOODY’S 2011 10-K	63

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

	Year Ended December 31,

	2011	2010	2009
Revenue	$2,280.7	$2,032.0	$1,797.2

Expenses
Operating	683.5	604.8	532.4
Selling, general and administrative	629.6	588.0	495.7
Restructuring	—	0.1	17.5
Depreciation and amortization	79.2	66.3	64.1

Total expenses	1,392.3	1,259.2	1,109.7

Operating income	888.4	772.8	687.5

Interest income (expense), net	(62.1)	(52.5)	(33.4)
Other non-operating income (expense), net	13.5	(5.9)	(7.9)

Non-operating income (expense), net	(48.6)	(58.4)	(41.3)

Income before provision for income taxes	839.8	714.4	646.2
Provision for income taxes	261.8	201.0	239.1

Net income	578.0	513.4	407.1
Less: Net income attributable to noncontrolling interests	6.6	5.6	5.1

Net income attributable to Moody’s	$571.4	$507.8	$402.0

Earnings per share
Basic	$2.52	$2.16	$1.70

Diluted	$2.49	$2.15	$1.69

Weighted average shares outstanding
Basic	226.3	235.0	236.1

Diluted	229.4	236.6	237.8

The accompanying notes are an integral part of the consolidated financial statements.

64	MOODY’S 2011 10-K

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN MILLIONS, EXPECT SHARE AND PER SHARE DATA)

	December 31,

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$760.0	$659.6
Short-term investments	14.8	12.7
Accounts receivable, net of allowances of $28.0 in 2011 and $33.0 in 2010	489.8	497.5
Deferred tax assets, net	82.2	45.3
Other current assets	77.6	127.9

Total current assets	1,424.4	1,343.0
Property and equipment, net	326.8	319.3
Goodwill	642.9	465.5
Intangible assets, net	253.6	168.8
Deferred tax assets, net	146.4	187.9
Other assets	82.0	55.8

Total assets	$2,876.1	$2,540.3

Liabilities, redeemable noncontrolling interest and shareholders’ deficit
Current liabilities:
Accounts payable and accrued liabilities	$452.3	$414.4
Unrecognized tax benefits	90.0	—
Current portion of long-term debt	71.3	11.3
Deferred revenue	520.4	508.1

Total current liabilities	1,134.0	933.8
Non-current portion of deferred revenue	97.7	96.6
Long-term debt	1,172.5	1,228.3
Deferred tax liabilities, net	49.6	36.9
Unrecognized tax benefits	115.4	180.8
Other liabilities	404.8	362.3

Total liabilities	2,974.0	2,838.7

Contingencies (Note 18)
Redeemable noncontrolling interest	60.5	—

Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2011 and December 31, 2010, respectively.	3.4	3.4
Capital surplus	394.5	391.5
Retained earnings	4,176.1	3,736.2
Treasury stock, at cost; 120,462,232 and 112,116,581 shares of common stock at December 31, 2011 and December 31, 2010, respectively	(4,635.5)	(4,407.3)
Accumulated other comprehensive loss	(107.5)	(33.4)

Total Moody’s shareholders’ deficit	(169.0)	(309.6)
Noncontrolling interests	10.6	11.2

Total shareholders’ deficit	(158.4)	(298.4)

Total liabilities, redeemable noncontrolling interest and shareholders’ deficit	$2,876.1	$2,540.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2011 10-K	65

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN MILLIONS)

	Year Ended December 31,

	2011	2010	2009
Cash flows from operating activities
Net income	$578.0	$513.4	$407.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	79.2	66.3	64.1
Stock-based compensation expense	56.7	56.6	57.4
Deferred income taxes	10.3	(10.6)	16.5
Excess tax benefits from settlement of stock-based compensation awards	(7.4)	(7.0)	(5.0)
Legacy Tax Matters	(6.4)	—	—
Changes in assets and liabilities:
Accounts receivable	17.1	(54.4)	(14.9)
Other current assets	53.5	(73.5)	55.3
Other assets	7.5	3.7	(7.4)
Accounts payable and accrued liabilities	24.4	83.5	50.4
Restructuring liability	(0.5)	(5.2)	2.6
Deferred revenue	8.8	19.6	17.9
Unrecognized tax benefits and other non-current tax liabilities	3.9	30.8	(21.0)
Deferred rent	7.4	12.0	21.1
Other liabilities	(29.2)	18.1	(0.3)

Net cash provided by operating activities	803.3	653.3	643.8

Cash flows from investing activities
Capital additions	(67.7)	(79.0)	(90.7)
Purchases of short-term investments	(43.3)	(26.2)	(17.6)
Sales and maturities of short-term investments	40.9	25.0	15.4
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(197.5)	(148.6)	(0.9)

Net cash used in investing activities	(267.6)	(228.8)	(93.8)

Cash flows from financing activities
Borrowings under revolving credit facilities	—	250.0	2,412.0
Repayments of borrowings under revolving credit facilities	—	(250.0)	(3,025.0)
Issuance of commercial paper	—	2,232.8	11,075.5
Repayment of commercial paper	—	(2,676.4)	(10,736.5)
Issuance of notes	—	496.9	—
Repayment of notes	(11.3)	(3.8)	—
Net proceeds from stock plans	46.4	34.7	19.8
Excess tax benefits from settlement of stock-based compensation awards	7.4	7.0	5.0
Cost of treasury shares repurchased	(333.8)	(223.6)	—
Payment of dividends	(121.0)	(98.6)	(94.5)
Payment of dividends to noncontrolling interests	(5.1)	(4.8)	(3.7)
Payments under capital lease obligations	—	(1.2)	(1.4)
Contingent consideration paid	(0.3)	—	—
Debt issuance costs and related fees	—	(4.3)	—

Net cash used in financing activities	(417.7)	(241.3)	(348.8)
Effect of exchange rate changes on cash and cash equivalents	(17.6)	2.5	26.8

Increase in cash and cash equivalents	100.4	185.7	228.0
Cash and cash equivalents, beginning of period	659.6	473.9	245.9

Cash and cash equivalents, end of period	$760.0	$659.6	$473.9

The accompanying notes are an integral part of the consolidated financial statements

66	MOODY’S 2011 10-K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN MILLIONS)

	Shareholders’ of Moody’s Corporation										Comprehensive Income (Loss)
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)	Shareholders’ of Moody’s Corporation	Non-Controlling Interests	Total Comprehensive Income (Loss)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2008	342.9	$3.4	$392.7	$3,023.2	(107.8)	$(4,361.6)	$(52.1)	$(994.4)	$8.3	$ (986.1)

Net income				402.0				402.0	5.1	407.1	$402.0	$ 5.1	$407.1
Dividends				(96.2)				(96.2)	(3.7)	(99.9)
Stock-based compensation			57.9					57.9		57.9
Shares issued for stock-based compensation plans, net			(53.4)		1.8	73.1		19.7		19.7
Net tax shortfalls upon settlement of stock-based compensation awards			(6.1)					(6.1)		(6.1)
Currency translation adjustment, (net of tax of $18.5 million)							22.2	22.2	0.4	22.6	22.2	0.4	22.6
Net actuarial losses and prior service cost (net of tax of $8.9 million)							(10.4)	(10.4)		(10.4)	(10.4)		(10.4)
Amortization and recognition of prior service costs and actuarial losses, (net of tax of $0.4 million)							0.6	0.6		0.6	0.6		0.6
Net unrealized loss on cash flow hedges (net of tax of $1.5 million)							(1.5)	(1.5)		(1.5)	(1.5)		(1.5)

Comprehensive income											$412.9	$ 5.5	$418.4

Balance at December 31, 2009	342.9	$3.4	$391.1	$3,329.0	(106.0)	$(4,288.5)	$(41.2)	$(606.2)	$10.1	$ (596.1)

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2011 10-K	67

	Shareholders’ of Moody’s Corporation										Comprehensive Income (Loss)
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)	Shareholders’ of Moody’s Corporation	Non-Controlling Interests	Total Comprehensive Income (Loss)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2009	342.9	$3.4	$391.1	$3,329.0	(106.0)	$(4,288.5)	$(41.2)	$(606.2)	$10.1	$(596.1)

Net income				507.8				507.8	5.6	513.4	$507.8	$5.6	$513.4
Dividends				(100.6)				(100.6)	(4.8)	(105.4)
Stock-based compensation			56.9					56.9		56.9
Shares issued for stock-based compensation plans, net			(70.2)		2.5	104.8		34.6		34.6
Net excess tax benefit upon settlement of stock-based compensation awards			13.7					13.7		13.7
Treasury shares repurchased					(8.6)	(223.6)		(223.6)		(223.6)
Currency translation adjustment, (net of tax of $11.7 million)							11.5	11.5	0.3	11.8	11.5	0.3	11.8
Net actuarial losses and prior service cost (net of tax of $5.2 million)							(7.3)	(7.3)		(7.3)	(7.3)		(7.3)
Amortization and recognition of prior service costs and actuarial losses, (net of tax of $2.1 million)							2.9	2.9		2.9	2.9		2.9
Net unrealized gain on cash flow hedges (net of tax of $0.4 million)							0.7	0.7		0.7	0.7		0.7

Comprehensive income											$515.6	$5.9	$521.5

Balance at December 31, 2010	342.9	$3.4	$391.5	$3,736.2	(112.1)	$(4,407.3)	$(33.4)	$(309.6)	$11.2	$(298.4)

The accompanying notes are an integral part of the consolidated financial statements.

68	MOODY’S 2011 10-K

(Continued on next page)

Consolidated Statements of Shareholders’ Equity (Deficit) (continued)

(AMOUNTS IN MILLIONS)

	Shareholders’ of Moody’s Corporation										Comprehensive Income (Loss)
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)	Shareholders’ of Moody’s Corporation	Non-Controlling Interests	Total Comprehensive Income (Loss)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2010	342.9	$3.4	$391.5	$3,736.2	(112.1)	$(4,407.3)	$(33.4)	$(309.6)	$11.2	$(298.4)

Net income				571.4				571.4	5.6	577.0	$571.4	$5.6	$577.0
Dividends				(131.5)				(131.5)	(5.1)	(136.6)
Stock-based compensation			56.9					56.9		56.9
Shares issued for stock-based compensation plans, net			(59.2)		2.6	105.6		46.4		46.4
Net excess tax benefits upon settlement of stock-based compensation awards			7.2					7.2		7.2
Excess of consideration paid over carrying value of additional investment in KIS Pricing			(1.9)					(1.9)		(1.9)
Purchase of KIS Pricing shares from noncontrolling interest									(1.0)	(1.0)
Treasury shares repurchased					(11.0)	(333.8)		(333.8)		(333.8)
Currency translation adjustment, (net of tax of $1.6 million)							(46.9)	(46.9)	(0.1)	(47.0)	(46.9)	(0.1)	(47.0)
Net actuarial losses and prior service cost (net of tax of $22.1 million)							(34.2)	(34.2)		(34.2)	(34.2)		(34.2)
Amortization and recognition of prior service costs and actuarial losses, (net of tax of $3.0 million)							4.4	4.4		4.4	4.4		4.4
Net unrealized gain on cash flow hedges (net of tax of $1.7 million)							2.6	2.6		2.6	2.6		2.6

Comprehensive income											$497.3	$5.5	$502.8

Balance at December 31, 2011	342.9	$3.4	$394.5	$4,176.1	(120.5)	$(4,635.5)	$(107.5)	$(169.0)	$10.6	$(158.4)

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2011 10-K	69

Consolidated Statements of Shareholders’ Equity (Deficit) (continued)

(AMOUNTS IN MILLIONS)

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR DOLLAR AND SHARE AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software, (iv) quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s operates in two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. The RD&A business also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its RMS business, MA provides both economic and regulatory capital risk management software solutions. Within its professional services business it provides quantitative credit risk measures, credit portfolio management solutions, training, financial credentialing and certification services as well as outsourced research and analytical services to institutional investors.

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

70	MOODY’S 2011 10-K

Research and development costs were $29.8 million, $20.3 million, and $14.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in operating expenses within the Company’s consolidated statements of operations. These costs generally consist of professional services provided by third parties and compensation costs of employees.

Costs for internally developed computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs primarily relate to the development or enhancement of credit processing software and quantitative credit risk assessment products sold by the MA segment, to be licensed to customers and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. Judgment is required in determining when technological feasibility of a product is established and the Company believes that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. Accordingly, costs for internally developed computer software that will be sold, leased or otherwise marketed that were eligible for capitalization under Topic 985 of the ASC as well as the related amortization expense related to such costs were immaterial for the years ended December 31, 2011, 2010 and 2009.

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

At November 30, 2011, the Company had six primary reporting units: one in MIS that encompasses all of Moody’s ratings operations and five reporting units within MA: RD&A, RMS, training, CSI and Copal. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The RMS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The training reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. In November 2010, the Company acquired CSI, which was assessed separately as its own reporting unit for the annual goodwill impairment assessment as of November 30, 2011 as the entity has not yet been integrated with one of the aforementioned MA reporting units. In the fourth quarter of 2011, the Company acquired Copal and B&H, for which Copal is deemed to be a separate reporting unit and B&H is part of the RMS reporting unit at December 31, 2011.

In 2011, the FASB issued an ASU which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before proceeding with a quantitative assessment. The Company has adopted the provisions of this ASU and accordingly, the Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit is compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. For the reporting units where the Company is consistently able to conclude on impairment using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years.

Determining the fair value of a reporting unit or an indefinite-lived acquired intangible asset involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected

MOODY’S 2011 10-K	71

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

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration based on the relative selling price of each deliverable. The Company adopted ASU 2009-13 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010. If applied in the same manner to the year ended December 31, 2009, ASU 2009-13 would not have had a material impact on net revenue reported for both its MIS and MA segments in terms of the timing and pattern of revenue recognition. The adoption of ASU 2009-13 did not have a significant effect on the Company’s net revenue in the period of adoption and is also not expected to have a significant effect on the Company’s net revenue in periods after the initial adoption when applied to multiple element arrangements based on the currently anticipated business volume and pricing.

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

72	MOODY’S 2011 10-K

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

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which ranged from two to 51 years at December 31, 2011. At December 31, 2011, 2010 and 2009, deferred revenue related to these securities was approximately $79 million, $76 million, and $78 million.

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

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2011, 2010 and 2009, accounts receivable included approximately $24 million, $25 million, and $27 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the annual monitoring period and revenue is accrued ratably over the monitoring period.

In the MA segment, products and services offered by the Company include software licenses and related maintenance, subscriptions, and professional services. Revenue from subscription based products, such as research and data subscriptions and certain software-based credit risk management subscription products, is recognized ratably over the related subscription period, which is principally one year. Revenue from sale of perpetual licenses of credit processing software is generally recognized at the time the product master or first copy is delivered or transferred to and accepted by the customer. Software maintenance revenue is recognized ratably over the annual maintenance period. Revenue from services rendered within the professional services line of business is generally recognized as the services are performed. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs. A large portion of annual research and data subscriptions and annual software maintenance are invoiced in the months of November, December and January.

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

MOODY’S 2011 10-K	73

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

Redeemable noncontrolling interest

The Company records its redeemable noncontrolling interest at fair value on the date of the related business combination transaction. The redeemable noncontrolling interest represents noncontrolling shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders. Subsequent to the initial measurement, the redeemable noncontrolling interest is recorded at the greater of its redemption value or its carrying value at the end of each reporting period. At December 31, 2011, the carrying value of the redeemable noncontrolling interest exceeded its redemption value. Accordingly, the redeemable noncontrolling interest is recorded at its carrying value. If the redeemable noncontrolling interest is carried at its redemption value, the difference between the redemption value and the carrying value would be adjusted through capital surplus at the end of each reporting period. The Company also performs a quarterly assessment to determine if the aforementioned redemption value exceeds the fair value of the redeemable noncontrolling interest. If the redemption value of the redeemable noncontrolling interest were to exceed its fair value, the excess would reduce the net income attributable to Moody’s shareholders.

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

	December 31,

(in millions)	2011	2010
Currency translation adjustments, net of tax	$(23.3)	$23.6
Net actuarial losses and net prior service costs related to Post-Retirement Plans, net of tax	(81.2)	(51.4)
Realized and unrealized losses on cash flow hedges, net of tax	(3.0)	(5.6)

Total accumulated other comprehensive loss	$(107.5)	(33.4)

74	MOODY’S 2011 10-K

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

The Company classifies interest related to unrecognized tax benefits in interest expense in its consolidated statements of operations. Penalties are recognized in other non-operating expenses. For UTPs, the Company first determines whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

For certain of its non-U.S. subsidiaries, the Company has deemed its undistributed earnings relating to these subsidiaries to be indefinitely reinvested within its foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. Additionally, the Company invests in short-term investments that are carried at cost, which approximates fair value due to their short-term maturities. Also, the Company uses derivative instruments, as further described in Note 5, to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value on the Company’s consolidated balance sheets. The Company also is subject to contingent consideration obligations related to certain of its acquisitions as more fully discussed in Note 7. These obligations are carried at their estimated fair value within the Company’s consolidated balance sheets.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments, trade receivables and derivatives.

Cash equivalents consist of investments in high quality investment-grade securities within and outside the U.S. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high- grade commercial paper. Short-term investments primarily consist of certificates of deposit and high-grade corporate bonds in Korea as of December 31, 2011 and 2010. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer. No customer accounted for 10% or more of accounts receivable at December 31, 2011 or 2010.

Earnings per Share of Common Stock

Basic shares outstanding are calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted shares outstanding are calculated giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the reporting period.

MOODY’S 2011 10-K	75

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

The financial market volatility and poor economic conditions beginning in the third quarter of 2007 and continuing into 2011, both in the U.S. and in many other countries where the Company operates, have impacted and will continue to impact Moody’s business. If such conditions were to recur they could have a material impact to the Company’s significant accounting estimates discussed above, in particular those around accounts receivable allowances, valuations of investments in affiliates, goodwill and other acquired intangible assets, and pension and other post-retirement benefits.

Recently Issued Accounting Pronouncements

Adopted:

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard requires further disclosures surrounding inputs and valuation techniques used in fair value measurements. The disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has fully adopted all provisions of this ASU as of January 1, 2011 and the implementation did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice regarding proforma disclosures for revenue and earnings of the acquired entity. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective for fiscal years beginning on or after December 15, 2010. The Company will conform to the disclosure requirements set forth in this ASU for any future business combinations for which the impact to the consolidated statement of operations would be material.

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

76	MOODY’S 2011 10-K

value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this ASU in the fourth quarter of 2011 and applied its provisions in assessing the potential goodwill impairment which is performed at least annually as of November 30.

Not yet adopted:

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The objective of this ASU is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this ASU change the wording used to describe current requirements in U.S. GAAP for measuring fair value and for financial statement disclosure about fair value measurements. Some of the amendments in the ASU clarify the FASB’s intent or change a particular principle or requirement pertaining to the application of existing fair value measurement requirements or for disclosing information about fair value measurements. The amendments in this ASU are required to be applied prospectively and are effective for fiscal years beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the potential impact, if any, of the implementation of this ASU on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to show its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income”, which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. All other provisions of this ASU, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company intends to adopt all provisions that were not deferred beginning with its Form 10Q for the three months ended March 31, 2012. The adoption of this ASU will not have any impact on the Company’s consolidated financial statements other than revising the presentation of the components of comprehensive income.

NOTE 3	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,

	2011	2010	2009
Basic	226.3	235.0	236.1
Dilutive effect of shares issuable under stock-based compensation plans	3.1	1.6	1.7

Diluted	229.4	236.6	237.8

Antidilutive options to purchase common shares and restricted stock excluded from the table above	10.6	15.5	15.6

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2011, 2010 and 2009. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 4	SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for use in the Company’s operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one to seven months and one to six months as of December 31, 2011 and 2010, respectively. Interest and dividends are recorded into income when earned.

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

MOODY’S 2011 10-K	77

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is reported in other assets at December 31, 2011 and in other liabilities at December 31, 2010 in the Company’s consolidated balance sheets with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net in the Company’s consolidated statement of operations. The net interest income recognized in interest income (expense), net within the Company’s consolidated statement of operations on these swaps was $4.1 million in 2011 and was immaterial in 2010.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. These interest rate swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps are recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts are reclassified to earnings in the same period during which the hedged transaction affects income. The fair value of the swaps is reported in other liabilities in the Company’s consolidated balance sheets at December 31, 2011 and 2010.

Foreign Exchange Forwards and Options

The Company engaged in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts were utilized to hedge exposures related to changes in FX rates. As of December 31, 2010, these FX options and forward exchange contracts have matured and as of December 31, 2011 all realized gains and losses have been reclassified from AOCI into earnings. These FX options and forward exchange contracts were designated as cash flow hedges.

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the entity’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income (expense), net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the entity’s functional currency. These contracts have expiration dates at various times through March 2012.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2011	December 31, 2010
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$27.5	$11.7
Contracts to sell USD for euros	$47.7	$55.5
Contracts to purchase USD with GBP	$2.4	$—
Contracts to sell USD for GBP	$17.6	$20.7
Contracts to purchase USD with other foreign currencies	$3.2	$5.4
Contracts to sell USD for other foreign currencies	$7.6	$19.5
Contracts to purchase euros with other foreign currencies	€13.6	€10.5
Contracts to purchase euros with GBP	€1.6	€—
Contracts to sell euros for GBP	€7.2	€14.0

The net gains (losses) on these instruments recognized in other non-operating income (expense), net in the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 were ($1.4) million, ($2.2) million and $3.0 million, respectively.

78	MOODY’S 2011 10-K

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets of the fair value of derivative instruments:

	Fair Value of Derivative Instruments
	Asset		Liability

	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Derivatives designated as accounting hedges:
Interest rate swaps	$11.5	$—	$4.5	$12.2

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	1.1	2.0	2.3	0.7

Total	$12.6	$2.0	$6.8	$12.9

The fair value for the interest rate swaps is included in other assets and other liabilities in the consolidated balance sheets at December 31, 2011 and in other liabilities at December 31, 2010. The fair value of the FX forwards is included in other current assets and account payable and accrued liabilities as of December 31, 2011 and December 31, 2010, respectively. Refer to Note 9 for further information on the fair value of derivatives.

The following table provides information on gains (losses) on the company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,

	2011	2010		2011	2010		2011	2010
FX options	$—	$—	Revenue	$(0.2)	$(1.0)	Revenue	$—	$—
Interest rate swaps	(0.6)	(3.1)	Interest expense	(3.0)	(2.8)	N/A	—	—

Total	$(0.6)	$(3.1)		$(3.2)	$(3.8)		$—	$—

All gains and losses on derivatives designated as cash flow hedges for accounting purposes are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for the FX options and into interest expense, net for the interest rate swaps) as the underlying transaction is recognized.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax

	December 31, 2011	December 31, 2010
FX options	$—	$(0.2)
Interest rate swaps	(3.0)	(5.4)

Total	$(3.0)	$(5.6)

MOODY’S 2011 10-K	79

NOTE 6	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,

	2011	2010
Office and computer equipment (3 – 20 year estimated useful life)	$106.8	$92.2
Office furniture and fixtures (5 – 10 year estimated useful life)	40.6	40.2
Internal-use computer software (3 – 5 year estimated useful life)	241.8	199.1
Leasehold improvements (3 – 17 year estimated useful life)	195.8	188.6

Total property and equipment, at cost	585.0	520.1
Less: accumulated depreciation and amortization	(258.2)	(200.8)

Total property and equipment, net	$326.8	$319.3

Depreciation and amortization expense related to the above assets was $58.7 million, $49.9 million, and $47.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Barrie & Hibbert Limited

On December 16, 2011, a subsidiary of the Company acquired Barrie & Hibbert Limited, a provider of risk management modeling tools for insurance companies worldwide. B&H operates within the RMS LOB of MA, broadening MA’s suite of software solutions for the insurance and pension sectors.

The aggregate purchase price was $79.5 million in cash payments to the sellers and was funded with cash on hand.

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed, at the date of acquisition:

Current assets		$15.2
Property and equipment, net		0.7
Intangible assets:
Trade name (5 year weighted average life)	$1.9
Client relationships (18 year weighted average life)	10.4
Software (7 year weighted average life)	16.8
Other intangibles (2 year weighted average life)	0.1

Total intangible assets (11 year weighted average life)		29.2
Goodwill		52.5
Liabilities assumed		(18.1)

Net assets acquired		$79.5

Current assets include acquired cash of approximately $10 million. The acquired goodwill, which has been assigned to the MA segment, will not be amortized and will not be deductible for tax. B&H operates within the RMS reporting unit and goodwill associated with the acquisition was part of the RMS reporting unit within the MA segment as of the acquisition date.

The Company incurred approximately $1 million of costs directly related to the acquisition of B&H during the year ended December 31, 2011. These costs, which primarily consisted of consulting and legal fees, are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

The amount of revenue and expenses included in the Company’s consolidated statement of operations for B&H from the acquisition date through December 31, 2011 was not material. The near term impact to operations and cash flow from this acquisition is not

80	MOODY’S 2011 10-K

expected to be material to the Company’s consolidated financial statements. Due to the close proximity of this acquisition to December 31, 2011, the Company is still in the process of evaluating the fair values of the assets and liabilities acquired relating to B&H.

Copal Partners

On November 4, 2011, subsidiaries of the Company acquired a 67% interest in Copal Partners Limited and a 100% interest in two related entities that were wholly-owned by Copal Partners Limited (together herein referred to as “Copal”). These acquisitions resulted in the Company obtaining an approximate 75% economic ownership interest in the Copal group of companies. Copal is a provider of outsourced research and consulting services to the financial services industry. Copal will operate within the professional services LOB of MA and will complement the research, data, software and education services offered by MA. The table below details the total consideration transferred to the sellers of Copal:

Cash paid	$125.0
Put/call option for non-controlling interest	61.2
Contingent consideration liability assumed	6.8

Total fair value of consideration transferred	$193.0

In conjunction with the purchase, the Company and the non-controlling shareholders entered into a put/call option agreement whereby the Company has the option to purchase from the non-controlling shareholders and the non-controlling shareholders have the option to sell to the Company the remaining 33% ownership interest of Copal Partners Limited at a later date based on a strike price to be calculated on pre-determined formulas using a combination of revenue and EBITDA multiples when exercised. The derivation of the estimated put/call option strike price on the date of acquisition utilized a Monte Carlo simulation model. This model contemplated multiple scenarios which simulated certain of Copal’s revenue, EBITDA margins and equity values to estimate the present value of the expected strike price of the option. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next three to six years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

Additionally, as part of the consideration transferred, the Company issued a note payable of $14.2 million to the sellers which is more fully discussed in Note 15 to these consolidated financial statements. The Company has a right to reduce the amount payable under this note with payments that it may be required to make relating to certain UTPs associated with the acquisition, which is more fully discussed below. Accordingly, this note payable is not carried on the consolidated balance sheet as of December 31, 2011 in accordance with certain indemnification arrangements relating to these UTP’s which are more fully discussed below.

Also, the purchase agreement contains several different provisions for contingent cash payments to the sellers valued at $6.8 million at the acquisition date. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the acquired Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the aforementioned put/call option to revenue and EBITDA in the year ended December 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent payment arrangement and payments under the arrangement, if any, would be made upon the exercise of the put/call option. Other contingent cash payments are based on the achievement of revenue targets for 2012 and 2013, with certain limits on the amount of revenue that can be applied to the derivation of the contingent payment. Each of these contingent payments has a maximum payout of $2.5 million. The Company has recorded the fair value of these arrangements within other liabilities in its consolidated balance sheet. Further information on the inputs and methodologies utilized to derive the fair value of these contingent consideration liabilities are discussed in Note 9.

The Company incurred approximately $7 million of costs directly related to the acquisition of Copal during the year ended December 31, 2011. These costs which primarily consisted of consulting and legal fees, are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

MOODY’S 2011 10-K	81

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed, at the date of acquisition:

Current assets		$15.5
Property and equipment, net		0.5
Intangible assets:
Trade name (15 year weighted average life)	$8.6
Client relationships (16 year weighted average life)	66.2
Other (2 year weighted average life)	4.4

Total intangible assets (15 year weighted average life)		79.2
Goodwill		143.4
Indemnification asset		12.0
Other assets		6.6
Liabilities assumed		(64.2)

Net assets acquired		$193.0

Current assets include acquired cash of approximately $7 million. The acquired goodwill, which has been assigned to the MA segment, will not be amortized and will not be deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTPs, which are included in the liabilities assumed in the table above and for which the sellers have contractually indemnified the Company against any potential payments. Under the terms of the acquisition agreement, a portion of the purchase price was remitted to an escrow agent for certain uncertainties associated with the transaction. Additionally, the Company is contractually indemnified for payments in excess of the amount paid into escrow via a reduction to the amount payable under the aforementioned note payable issued to the sellers and the amount payable under the put/call option to acquire the remaining 33% interest in the Copal entity not wholly-owned. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at December 31, 2011 for which a portion has been offset by the note payable and the put/call arrangement in the amount of $14.2 million and $6.8 million, respectively.

As of December 31, 2011, Copal operates as its own reporting unit. Accordingly, goodwill associated with the acquisition is part of the Copal reporting unit within the MA segment. Copal will remain a separate reporting unit until MA management completes its assessment on how to integrate the entity into the MA operating segment.

The amount of revenue and expenses for Copal from the acquisition date through December 31, 2011 was not material. The near term impact to operations and cash flow from this acquisition is not expected to be material to the Company’s consolidated financial statements. Due to the close proximity of this acquisition to December 31, 2011, the Company is still in the process of evaluating the fair values of the assets and liabilities acquired relating to Copal.

KIS Pricing, Inc.

On May 6, 2011, a subsidiary of the Company acquired a 16% additional direct equity investment in KIS Pricing from a shareholder with a non-controlling interest in the entity. The additional interest adds to the Company’s existing indirect ownership of KIS Pricing through its controlling equity stake in Korea Investors Service (KIS). The aggregate purchase price was not material and the near term impact to operations and cash flow is not expected to be material. KIS Pricing is part of the MA segment.

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

The aggregate purchase price was $151.4 million in net cash payments to the sellers. There is a 2.5 million Canadian dollar contingent cash payment which is dependent upon the achievement of a certain contractual milestone by January 2016. The Company has recognized the fair value of the contingent payment of $2.0 million as a long-term liability at the acquisition date using a discounted cash flow methodology which assumes that the entire 2.5 million Canadian dollar payment will be made by January 2016. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Subsequent fair value changes, which will be measured quarterly, up to the ultimate amount paid, will be recognized in earnings. The purchase price was funded with cash on hand.

82	MOODY’S 2011 10-K

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

Current assets include acquired cash of approximately $2.8 million. The acquired goodwill, which has been assigned to the MA segment, will not be amortized and will not be deductible for tax. As of December 31, 2011, CSI operates as its own reporting unit and thus goodwill associated with the acquisition of CSI is all part of the CSI reporting unit within the MA segment. CSI will remain a separate reporting unit until MA management completes its evaluation as to how the acquired entity will be integrated into the MA segment.

The near term impact to operations and cash flow from this acquisition was not material to the Company’s consolidated financial statements.

For all acquisitions completed during the year ended December 31, 2011, the Company has not presented proforma combined results for these acquisitions because the impact on the previously reported statements of operations would not have been material.

NOTE 8	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill:

	Year Ended December 31,

	2011			2010

	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance	$11.4	$454.1	$465.5	$11.1	$338.1	$349.2
Additions/adjustments	—	198.5	198.5	—	104.6	104.6
Foreign currency translation adjustments	(0.4)	(20.7)	(21.1)	0.3	11.4	11.7

Ending balance	$11.0	$631.9	$642.9	$11.4	$454.1	$465.5

The additions/adjustments for the MA segment in the table above relate to the acquisitions of CSI in 2010 and Copal and B&H in 2011 as further described in Note 7 above.

MOODY’S 2011 10-K	83

Acquired intangible assets consisted of:

	December 31,

	2011	2010
Customer relationships	$217.9	$145.1
Accumulated amortization	(58.6)	(49.2)

Net customer relationships	159.3	95.9

Trade secrets	31.3	31.4
Accumulated amortization	(13.4)	(10.9)

Net trade secrets	17.9	20.5

Software	70.9	54.8
Accumulated amortization	(25.1)	(20.3)

Net software	45.8	34.5

Trade names	28.1	17.9
Accumulated amortization	(9.0)	(8.3)

Net trade names	19.1	9.6

Other	24.6	19.6
Accumulated amortization	(13.1)	(11.3)

Net other	11.5	8.3

Total	$253.6	$168.8

The amounts as of December 31, 2011 in the table above include intangible assets acquired in the 2011 purchases of Copal and B&H, and the amounts as of December 31, 2010 include intangible assets acquired in the 2010 purchase of CSI, as more fully discussed in Note 7 above. Other intangible assets primarily consist of databases and covenants not to compete. Amortization expense relating to intangible assets is as follows:

	Year Ended December 31,

	2011	2010	2009
Amortization Expense	$20.5	$16.4	$16.4

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ended December 31,
2012	$28.0
2013	27.2
2014	22.1
2015	20.7
2016	19.5
Thereafter	136.1

Intangible assets are reviewed for recoverability whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is analyzed for impairment annually or more frequently if circumstances indicate the assets may be impaired.

For the years ended December 31, 2011, 2010 and 2009 there were no impairments to goodwill or to intangible assets except for an immaterial $0.2 million impairment of intangible assets in 2009 which was included in the restructuring charge as further discussed in Note 11 below. The Company measured the amount of the impairment loss by comparing the carrying amount of the related assets to their fair value. The fair value was determined by utilizing the expected present value technique which uses multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate.

84	MOODY’S 2011 10-K

NOTE 9	FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at December 31, 2011 and 2010:

	Fair Value Measurement as of December 31, 2011
Description	Balance	Level 1	Level 2	Level 3
Assets:
Derivatives (a)	$12.6	$—	$12.6	$—

Total	$12.6	$—	$12.6	$—

Liabilities:
Derivatives (a)	$6.8	$—	$6.8	$—
Contingent consideration arising from acquisitions	9.1	—	—	9.1

Total	$15.9	$—	$6.8	$9.1

	Fair Value Measurement as of December 31, 2010
Description	Balance	Level 1	Level 2	Level 3
Assets:
Derivatives (a)	$2.0	$—	$2.0	$—

Total	$2.0	$—	$2.0	$—

Liabilities:
Derivatives (a)	12.9		12.9
Contingent consideration arising from acquisitions (b)	2.1	—	—	2.1

Total	$15.0	$—	$12.9	$2.1

(a)	Represents interest rate swaps and FX forwards as more fully described in Note 5 to the financial statements

(b)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions which are more fully discussed in Note 7 to the consolidated financial statements

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Year Ended December 31,

	2011	2010
Balance as of January 1	$2.1	$—
Issuances	7.4	2.0
Settlements	(0.3)	—
Total losses (realized and unrealized):
Included in earnings	0.3	—
Foreign currency translation adjustments	(0.4)	0.1

Balance as of December 31	$9.1	$2.1

The losses included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statement of operations. During the year ended December 31, 2011, there were gains of $0.3 million relating to contingent consideration obligations that were settled during the year. The remaining losses of $0.6 million relate to contingent consideration obligations outstanding at December 31, 2011.

The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts and contingent consideration obligations:

Derivatives:

In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future

MOODY’S 2011 10-K	85

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

Contingent consideration:

At December 31, 2011, the Company has contingent consideration obligations related to the acquisitions of CSI and Copal which are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company has recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant estimate involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At December 31, 2011, the Company expects that this milestone will be reached by the aforementioned date.

There are several contingent consideration obligations relating to the acquisition of Copal which are more fully discussed in Note 7. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for these obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date. The most significant estimate involved in the measurement of these obligations is the projected future results of the applicable Copal entities. Also, for the portion of the obligations which are dependent upon the exercise of the call/put option, the Company has utilized a Monte Carlo simulation model to estimate when the option will be exercised, thus triggering the payment of contingent consideration.

86	MOODY’S 2011 10-K

NOTE 10	OTHER BALANCE SHEET INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	December 31,

	2011	2010
Other current assets:
Prepaid taxes	$27.6	$82.3
Prepaid expenses	44.6	39.8
Other	5.4	5.8

Total other current assets	$77.6	$127.9

	December 31,

	2011	2010
Other assets:
Investments in joint ventures	$37.2	$30.8
Deposits for real-estate leases	12.2	11.4
Other	32.6	13.6

Total other assets	$82.0	$55.8

	December 31,

	2011	2010
Accounts payable and accrued liabilities:
Salaries and benefits	$73.8	$69.6
Incentive compensation	114.1	116.8
Profit sharing contribution	7.1	12.6
Customer credits, advanced payments and advanced billings	17.6	15.3
Dividends	38.2	27.9
Professional service fees	50.5	50.6
Interest accrued on debt	15.1	17.6
Accounts payable	16.4	14.3
Income taxes (see Note 14)	23.4	26.9
Restructuring (see Note 11)	0.2	0.7
Deferred rent-current portion	1.7	2.7
Pension and other post retirement employee benefits (see Note 12)	3.8	9.5
Interest accrued on UTPs	29.7	—
Other	60.7	49.9

Total accounts payable and accrued liabilities	$452.3	$414.4

	December 31,
	2011	2010
Other liabilities:
Pension and other post retirement employee benefits (see Note 12)	$187.5	$132.8
Deferred rent-non-current portion	108.8	100.4
Interest accrued on UTPs	11.8	33.7
Legacy and other tax matters	52.6	57.3
Other	44.1	38.1

Total other liabilities	$404.8	$362.3

MOODY’S 2011 10-K	87

REDEEMABLE NONCONTROLLING INTEREST:

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal for the year ended December 31, 2011:

(in millions)	Redeemable Noncontrolling Interest
Balance January 1, 2011	$—
Fair value at date of acquisition	68.0
Reduction due to right of offset for UTPs *	(6.8)
Net earnings	1.0
Distributions	—
Translation adjustment	(1.7)

Balance December 31, 2011	$60.5

*	Relates to right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement is reduced by the amount of UTPs that the Company may be required to pay. See Note 7 for further detail on this arrangement.

NOTE 11	RESTRUCTURING

On March 27, 2009 the Company approved the 2009 Restructuring Plan to reduce costs in response to a strategic review of its business in certain jurisdictions and weak global economic and market conditions. The 2009 Restructuring Plan consisted of headcount reductions of approximately 150 positions representing approximately 4% of the Company’s workforce at December 31, 2008 as well as contract termination costs and the divestiture of non-strategic assets. The Company’s plan included closing offices in South Bend, Indiana; Jakarta, Indonesia and Taipei, Taiwan. There was $0.2 million in accelerated amortization for intangible assets recognized in the first quarter of 2009 relating to the closure of the Jakarta, Indonesia office. The cumulative amount of expense incurred from inception through December 31, 2011 for the 2009 Restructuring Plan was $14.7 million. The 2009 Restructuring Plan was substantially complete at September 30, 2009.

On December 31, 2007, the Company approved the 2007 Restructuring Plan that reduced global headcount by approximately 275 positions, or approximately 7.5% of the workforce at December 31, 2007, in response to the Company’s reorganization announced in August 2007 and a decline in the then current and anticipated issuance of rated debt securities in some market sectors. Included in the 2007 Restructuring Plan was a reduction of staff as a result of: (i) consolidation of certain corporate staff functions, (ii) the integration of businesses comprising MA and (iii) an anticipated decline in new securities issuance in some market sectors. The 2007 Restructuring Plan also called for the termination of technology contracts as well as the outsourcing of certain technology functions. The cumulative amount of expense incurred from inception through December 31, 2011 for the 2007 Restructuring Plan was $50.4 million. The 2007 Restructuring Plan was substantially complete as of December 31, 2008.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Year Ended December 31,

	2011	2010	2009
2007 Restructuring Plan	$—	$1.0	$1.9
2009 Restructuring Plan	—	(0.9)	15.6

Total	$—	$0.1	$17.5

The expense in 2010 and 2009 related to the 2007 Restructuring Plan and the expense in 2010 related to the 2009 Restructuring Plan primarily reflects adjustments to previous estimates.

As of December 31, 2011 and 2010, the remaining liabilities related to both the 2007 Restructuring Plan and the 2009 Restructuring Plan were immaterial.

88	MOODY’S 2011 10-K

NOTE 12	PENSION AND OTHER POST-RETIREMENT BENEFITS

U.S. Plans

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

Following is a summary of changes in benefit obligations and fair value of plan assets for the Post-Retirement Plans for the years ended December 31:

	Pension Plans		Other Post-Retirement Plans

	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation, beginning of the period	$(242.5)	$(213.0)	$(15.6)	$(13.1)
Service cost	(15.1)	(13.5)	(1.1)	(0.9)
Interest cost	(13.1)	(12.0)	(0.8)	(0.8)
Plan participants’ contributions	—	—	(0.2)	(0.2)
Benefits paid	13.6	10.5	0.8	0.7
Actuarial gain (loss)	(4.9)	7.4	(0.9)	(0.4)
Assumption changes	(36.8)	(21.9)	(2.4)	(0.9)

Benefit obligation, end of the period	(298.8)	(242.5)	(20.2)	(15.6)

Change in Plan Assets:
Fair value of plan assets, beginning of the period	120.4	108.2	—	—
Actual return on plan assets	0.8	13.9	—	—
Benefits paid	(13.6)	(10.5)	(0.8)	(0.7)
Employer contributions	25.4	8.8	0.6	0.5
Plan participants’ contributions	—	—	0.2	0.2

Fair value of plan assets, end of period	133.0	120.4	—	—

Funded status of the plans	(165.8)	(122.1)	(20.2)	(15.6)

Amounts Recorded on the Consolidated Balance Sheets:
Pension and post-retirement benefits liability-current	(3.0)	(8.9)	(0.8)	(0.6)
Pension and post-retirement benefits liability-non current	(162.8)	(113.2)	(19.4)	(15.0)

Net amount recognized	$(165.8)	$(122.1)	$(20.2)	$(15.6)

Accumulated benefit obligation, end of the period	$(256.1)	$(214.6)

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	2011	2010
Aggregate projected benefit obligation	$298.8	$242.5
Aggregate accumulated benefit obligation	$256.1	$214.6
Aggregate fair value of plan assets	$133.0	$120.4

MOODY’S 2011 10-K	89

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Post-Retirement Plans as of December 31:

	Pension Plans		Other Post-Retirement Plans

	2011	2010	2011	2010
Net actuarial (losses)	$(127.1)	$(80.9)	$(6.1)	$(3.1)
Net prior service costs	(4.7)	(5.3)	—	—

Total recognized in AOCI- pretax	$(131.8)	$(86.2)	$(6.1)	$(3.1)

The following table summarizes the estimated pre-tax net actuarial losses and prior service cost for the Company’s Post-Retirement Plans that will be amortized from AOCI and recognized as components of net periodic expense during the next fiscal year:

	Pension Plans	Other Post-Retirement Plans
Net actuarial losses	$8.9	$0.5
Net prior service costs	0.7	—

Total to be recognized as components of net periodic expense	$9.6	$0.5

Net periodic benefit expenses recognized for the Post-Retirement Plans for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2011	2010	2009	2011	2010	2009
Components of net periodic expense
Service cost	$15.1	$13.5	$12.1	$1.1	$0.9	$0.8
Interest cost	13.1	12.0	9.9	0.8	0.8	0.7
Expected return on plan assets	(11.9)	(10.5)	(10.0)	—	—	—
Amortization of net actuarial loss from earlier periods	5.0	2.8	0.6	0.3	0.1	—
Amortization of net prior service costs from earlier periods	0.6	0.7	0.4	—	—	—
Settlement charges	1.6	1.3	—	—	—	—

Net periodic expense	$23.5	$19.8	$13.0	$2.2	$1.8	$1.5

The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Post- Retirement Plans for the years ended December 31:

	Pension Plans		Other Post-Retirement Plans
	2011	2010	2011	2010
Amortization of net actuarial losses	$5.0	$2.8	$0.3	$0.1
Amortization of prior service costs	0.6	0.7	—	—
Accelerated recognition of actuarial loss due to settlement	1.6	1.3	—	—
Net actuarial (loss) arising during the period	(52.8)	(11.2)	(3.3)	(1.2)

Total recognized in Other Comprehensive Income – pre-tax	$(45.6)	$(6.4)	$(3.0)	$(1.1)

90	MOODY’S 2011 10-K

ADDITIONAL INFORMATION:

Assumptions – Post-Retirement Plans

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Post-Retirement Plans

	2011	2010	2011	2010
Discount rate	4.25%	5.39%	4.05%	5.15%
Rate of compensation increase	4.00%	4.00%	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Post-Retirement Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.39%	5.95%	6.00%	5.15%	5.75%	6.25%
Expected return on plan assets	8.35%	8.35%	8.35%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

For 2011, the Company continued to use an expected rate of return on assets of 8.35% for Moody’s funded pension plan. The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2012, the expected rate of return used in calculating the net periodic benefit costs is 7.85%, which reflects the Company’s most recent view of long-term capital market outlook and is commensurate with the returns expected to be generated by the plan assets under Company’s current investment strategy, net of expenses.

Assumed Healthcare Cost Trend Rates at December 31:

	2011		2010		2009
	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65
Healthcare cost trend rate assumed for the following year	7.4%	8.4%	7.9%	8.9%	8.4%	9.4%

Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%		5.0%		5.0%

Year that the rate reaches the ultimate trend rate	2020		2020		2020

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

MOODY’S 2011 10-K	91

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

Prior to 2009, the Company’s target asset allocation was approximately 70% in diversified U.S. and non-U.S. equity securities, 20% in long-duration investment grade government and corporate bonds, and 10% in private real estate funds. In 2009, the Company revised its target asset allocation to approximately 60% (range of 50% to 70%) in equity securities, 30% (range of 25% to 35%) in fixed income securities and 10% (range of 7% to 13%) in other investments based on the Company’s pension asset-liability study conducted. The revised asset allocation policy is expected to earn a return comparable to the Company’s prior allocation target over the long-term and the Company has rebalanced its pension plan assets in 2010 to comply with the revised policy.

In accordance with the revised asset allocation policy, the funded plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds which are expected to help reduce plan exposure to interest rate variation and to better align assets with obligations. Approximately 3% of total plan assets may be invested in funds which invest in debts rated below investment grade and 3% may be invested in emerging market debt. The plan’s other investments are made through private real estate and convertible securities funds and these investments are expected to provide additional diversification benefits and absolute return enhancement to the plan assets. The Company does not use derivatives to leverage the portfolio. The overall allocation is expected to help protect the plan’s funded status while generating sufficiently stable returns over the long-term.

The fair value of the Company’ pension plan assets by asset category at December 31, 2011, determined based on the hierarchy of fair value measurements as defined in Footnote 2, and at December 31, 2010 are as follows:

	Fair Value Measurement as of December 31, 2011
Asset Category	Balance	Level 1	Level 2	Level 3	% of total assets
Cash and cash equivalents	$0.2	$—	$0.2	$—	0%

Emerging markets equity fund	7.7	$7.7	$—	—	6%
Common/collective trust funds – equity securities
U.S. large-cap	26.4	—	26.4	—	20%
U.S. small and mid-cap	9.3	—	9.3	—	7%
International	30.4	—	30.4	—	23%

Total equity investments	73.8	7.7	66.1	—	56%

Common/collective trust funds – fixed income securities
Long-term investment grade government/corporate bonds	28.8	—	28.8	—	21%
U.S. Treasury Inflation-Protected Securities (TIPs)	7.6	—	7.6	—	6%
Emerging markets bonds	4.5	—	4.5	—	3%
High yield bonds	3.6	—	3.6	—	3%

Total fixed-income investments	44.5	—	44.5	—	33%
Common/collective trust funds – convertible securities	4.8	—	4.8	—	4%
Private real estate fund	9.7	—	—	9.7	7%

Total other investment	14.5	—	4.8	9.7	11%

Total Assets	$133.0	$7.7	$115.6	$9.7	100%

92	MOODY’S 2011 10-K

	Fair Value Measurement as of December 31, 2010
Asset Category	Balance	Level 1	Level 2	Level 3	% of total assets
Emerging markets equity fund	$10.3	$10.3	$—	$—	9%

Common/collective trust funds – equity securities
U.S. large-cap	26.0	—	26.0	—	21%
U.S. small and mid-cap	9.6	—	9.6	—	8%
International	32.1	—	32.1	—	27%

Total equity investments	78.0	10.3	67.7	—	65%

Common/collective trust funds-fixed income securities
Long-term investment grade government/corporate bonds	18.8	—	18.8	—	15%
U.S. Treasury Inflation-Protected Securities (TIPs)	5.4	—	5.4	—	4%
Emerging markets bonds	3.2	—	3.2	—	3%
High yield bonds	3.3	—	3.3	—	3%

Total fixed-income investments	30.7	—	30.7	—	25%

Common/collective trust funds – convertible securities	3.4	—	3.4	—	3%
Private real estate fund	8.3	—	—	8.3	7%

Total other investment	11.7	—	3.4	8.3	10%

Total Assets	$120.4	$10.3	$101.8	$8.3	100%

Cash and cash equivalent is primarily comprised of investment in money market mutual funds. In determining fair value, Level 1 investments are valued based on quoted market prices in active markets. Investments in common/collective trust funds are valued using the net asset value (NAV) per unit in each fund. The NAV is based on the value of the underlying investments owned by each trust, minus its liabilities, and then divided by the number of shares outstanding. Common/collective trust funds are categorized in Level 2 to the extent that they are readily redeemable at their NAV or else they are categorized in Level 3 of the fair value hierarchy. The Company’s investment in a private real estate fund is valued using the NAV per unit of funds that are invested in real property, and the real property is valued using independent market appraisals. Since appraisals involve utilization of significant unobservable inputs and the private real estate fund is not readily redeemable for cash, the Company’s investment in the private real estate fund is categorized in Level 3.

The table below is a summary of changes in the fair value of the Plan’s Level 3 assets:

Real estate investment fund:
Balance as of December 31, 2010	$8.3
Return on plan assets related to assets held as of December 31, 2011	1.0
Return on plan assets related to assets sold during the period	—
Purchases (sales), net	0.4

Balance as of December 31, 2011	$9.7

Except for the Company’s U.S. funded pension plan, all of Moody’s Post-Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company contributed $13.6 million to its funded pension plan during the year ended December 31, 2011 and made no contributions in 2010. The Company made payments of $11.8 million and $8.8 related to its U.S. unfunded pension plan obligations during the years ended December 31, 2011 and 2010, respectively and included in these amounts were lump sum settlement payments of $6.9 million and $7.0 million for 2011 and 2010, respectively. The Company made payments of $0.6 million and $0.5 million to its other U.S. post-retirement plans during the years ended December 31, 2011 and 2010, respectively. The Company presently anticipates making contributions of $17.5 million to its funded pension plan and anticipates making payments of $3.0 million to its unfunded U.S. pension plans and $0.8 million to its other U.S. post-retirement plans during the year ended December 31, 2012.

MOODY’S 2011 10-K	93

Estimated Future Benefits Payable

Estimated future benefits payments for the Post-Retirement Plans are as follows at ended December 31, 2011:

Year Ending December 31,	Pension Plan	Other Post- Retirement Plans *
2012	$7.0	$0.8
2013	8.0	0.9
2014	8.8	1.0
2015	9.9	1.2
2016	11.3	1.3
2017 – 2021	$106.4	$8.2

*	The estimated future benefits payable for the Post-Retirement Plans are reflected net of the expected Medicare Part D subsidy for which the subsidy is insignificant on an annual basis for all the years presented.

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions with cash contributions equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $14.9 million, $19.4 million and $9.1 million in 2011, 2010, and 2009, respectively.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.3 million in dividends in each of the years ended December 31, 2011 and 2010 for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 610,000 and 645,000 shares of Moody’s common stock at December 31, 2011 and 2010, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Moody’s also makes contributions to non-U.S. employees under a profit sharing plan which is based on year-to-year growth in the Company’s diluted EPS. Expenses related to these defined contribution plans for the years ended December 31, 2011, 2010 and 2009 were $16.3 million, $11.8 million and $5.7 million, respectively.

For defined benefit plans, the Company maintains various unfunded DBPPs and post-retirement health benefit plan for certain of its non-U.S. subsidiaries located in Germany, France and Canada. These unfunded DBPPs are generally based on each eligible employee’s years of credited service and on compensation levels as specified in the plans. The DBPP in Germany was closed to new entrants in 2002. Total defined benefit pension liabilities recorded related to non-U.S. pension plans was $5.3 million, $4.6 million and $3.6 million based on a weighted average discount rate of 4.79%, 5.28%, and 5.56% at December 31, 2011, 2010 and 2009, respectively. The pension liabilities recorded as of December 31, 2011 represent the unfunded status of these pension plans and were recognized in the statement of financial position as non-current liabilities. Total pension expense recorded for the years ended December 31, 2011, 2010 and 2009 was approximately $0.6 million, $0.5 million and $0.4 million, respectively. These amounts are not included in the tables above. As of December 31, 2011, the Company has included in AOCI net actuarial gains of $0.8 million ($0.6 million net of tax) related to non-U.S. pension plans that have yet to be recognized as a reduction to net periodic pension expense and the Company expects its 2012 amortization of the net actuarial gains to be immaterial. The Company’s non-U.S. other post-retirement benefit obligation is not material as of December 31, 2011.

94	MOODY’S 2011 10-K

NOTE 13	STOCK-BASED COMPENSATION PLANS

Presented below is a summary of the stock compensation cost and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,

	2011	2010	2009
Stock compensation cost	$56.7	$56.6	$57.4
Tax benefit	$18.1	$23.9	$20.9

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

The following weighted average assumptions were used for options granted:

	Year Ended December 31,

	2011	2010	2009
Expected dividend yield	1.53%	1.58%	1.59%
Expected stock volatility	41%	44%	38%
Risk-free interest rate	3.33%	2.73%	2.63%
Expected holding period	7.6 yrs	5.9 yrs	5.8 yrs
Grant date fair value	$12.49	$10.38	$8.52

Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. The 2001 Plan, which is shareholder approved, permits the granting of up to 35.6 million shares, of which not more than 15.0 million shares are available for grants of awards other than stock options. The 2001 Plan was amended and approved at the annual shareholders meeting on April 20, 2010, increasing the number of shares reserved for issuance by 7.0 million which are included in the aforementioned amounts. The Stock Plans provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Additionally, the vesting period is three years for certain performance-based restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant. The Stock Plans also provide for the granting of restricted stock.

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

MOODY’S 2011 10-K	95

A summary of option activity as of December 31, 2011 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2010	19.3	$38.11
Granted	0.6	30.59
Exercised	(2.2)	23.21
Forfeited	(0.1)	28.49
Expired	(0.2)	50.34

Outstanding, December 31, 2011	17.4	$39.60	4.7 yrs	$64.6

Vested and expected to vest, December 31, 2011	17.0	$39.86	4.6 yrs	$62.3

Exercisable, December 31, 2011	13.4	$42.94	3.8 yrs	$41.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2011 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2011. This amount varies based on the fair value of Moody’s stock. As of December 31, 2011 there was $19.6 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,

	2011	2010	2009
Proceeds from stock option exercises	$50.3	$36.4	$18.0
Aggregate intrinsic value	$25.3	$19.7	$13.8
Tax benefit realized upon exercise	$9.6	$7.8	$5.4

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2011 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2010	2.0	$33.10
Granted	1.5	30.52
Vested	(0.6)	38.42
Forfeited	(0.1)	29.89

Balance, December 31, 2011	2.8	$30.65

As of December 31, 2011, there was $43.3 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,

	2011	2010	2009
Fair value of vested shares	$18.9	$12.4	$8.0
Tax benefit realized upon vesting	$6.9	$4.7	$2.9

96	MOODY’S 2011 10-K

A summary of the status of the Company’s performance-based restricted stock as of December 31, 2011 and changes during the year then ended is presented below:

Performance based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2010	0.4	$25.33
Granted	0.4	28.76
Adjustment to shares expected to vest*	0.2	26.63

Balance, December 31, 2011	1.0	$26.92

*	The adjustment reflects additional shares expected to vest based on the Company’s projected achievement of certain non-market based performance metrics as of December 31, 2011.

As of December 31, 2011, there was $13.0 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 0.9 years.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2011, 2010 and 2009 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2011 , 2010, and 2009. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.

NOTE 14	INCOME TAXES

Components of the Company’s provision for income taxes are as follows:

	Year Ended December 31,

	2011	2010	2009
Current:
Federal	$133.6	$106.6	$99.2
State and Local	28.1	22.1	53.3
Non-U.S.	89.8	82.9	70.1

Total current	251.5	211.6	222.6

Deferred:
Federal	9.3	(14.7)	22.8
State and Local	7.0	10.6	(9.3)
Non-U.S.	(6.0)	(6.5)	3.0

Total deferred	10.3	(10.6)	16.5

Total provision for income taxes	$261.8	$201.0	$239.1

MOODY’S 2011 10-K	97

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2011	2010	2009
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.7	2.9	4.4
Benefit of foreign operations	(6.3)	(9.7)	(2.4)
Legacy tax items	(0.2)	(0.4)	(0.3)
Other	—	0.3	0.3

Effective tax rate	31.2%	28.1%	37.0%

Income tax paid	$191.4	$247.9	$192.2

The source of income before provision for income taxes is as follows:

	Year Ended December 31,

	2011	2010	2009
United States	$469.1	$390.6	$386.9
International	370.7	323.8	259.3

Income before provision for income taxes	$839.8	$714.4	$646.2

98	MOODY’S 2011 10-K

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2011	2010
Deferred tax assets:
Current:
Account receivable allowances	$8.0	$10.5
Accrued compensation and benefits	12.3	12.3
Deferred revenue	5.8	6.0
Legal and professional fees	9.8	13.1
Restructuring	1.4	1.1
Uncertain tax positions	43.6	—
Other	3.4	4.9

Total current	84.3	47.9

Non-current:
Accumulated depreciation and amortization	1.3	1.6
Stock-based compensation	89.6	84.9
Benefit plans	82.7	62.8
Deferred rent and construction allowance	30.5	30.4
Deferred revenue	36.4	37.4
Foreign net operating loss (1)	9.7	11.5
Uncertain tax positions	21.2	58.8
Self-insured related reserves	23.0	22.7
Other	7.2	5.4

Total non-current	301.6	315.5

Total deferred tax assets	385.9	363.4

Deferred tax liabilities:
Current:
Other	—	(0.2)

Total Current	—	(0.2)

Non-current:
Accumulated depreciation	(25.6)	(16.4)
Foreign earnings to be repatriated	(2.6)	(1.2)
Amortization of intangible assets and capitalized software	(135.7)	(108.2)
Self-insured related income	(26.8)	(27.1)
Other liabilities	(2.4)	(1.5)

Total non-current	(193.1)	(154.4)

Total deferred tax liabilities	(193.1)	(154.6)

Net deferred tax asset	192.8	208.8
Valuation allowance	(13.9)	(12.8)

Total net deferred tax assets	$178.9	$196.0

(1)	Amounts are primarily set to expire beginning in 2015, if unused.

MOODY’S 2011 10-K	99

Prepaid taxes of $27.6 million and $82.3 million for December 31, 2011 and 2010, respectively are included in other current assets in the consolidated balance sheets. As of December 31, 2011, the Company had approximately $956.1 million of undistributed earnings of foreign subsidiaries that it intends to indefinitely reinvest in foreign operations. The Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

The Company had valuation allowances of $13.9 million and $12.8 million at December 31, 2011 and 2010, respectively, related to foreign net operating losses for which realization is uncertain. The change in the valuation allowances for 2011 and 2010 results primarily from the increase in valuation allowances in certain jurisdictions based on the Company’s evaluation of the expected realization of these future benefits.

As of December 31, 2011 the Company had $205.4 million of UTPs of which $131.1 million represents the amount that, if recognized, would impact the effective tax rate in future periods.

A reconciliation of the beginning and ending amount of UTPs is as follows:

	2011	2010	2009
Balance as of January 1	$180.8	$164.2	$185.1
Additions for tax positions related to the current year	48.9	31.1	31.1
Additions for tax positions of prior years	15.3	16.2	52.5
Reductions for tax positions of prior years	(27.3)	(9.9)	(47.0)
Settlements with taxing authorities	(2.1)	—	(50.7)
Lapse of statute of limitations	(10.2)	(20.8)	(6.8)

Balance as of December 31	$205.4	$180.8	$164.2

The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During 2011, the Company accrued net interest of $7 million related to UTPs. As of December 31, 2011 and 2010, the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $41.5 million and $33.7 million, respectively.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 and 2009 are under examination and its 2010 return remains open to examination. New York City income tax returns for the years 2008 through 2010 are currently under examination. In January 2012, the examination of the Company’s New York State income tax returns for the years 2004 through 2010 was completed and resulted in a payment of approximately $89 million, including interest. This payment is not expected to have a material impact on the provision for income taxes or net income in 2012. Tax filings in the U.K. remain open to examination for tax years 2007 through 2010.

For current ongoing audits related to open tax years the Company estimates that it is reasonably possible that the balance of UTPs could decrease in the next twelve months as a result of the effective settlement of these audits. The Company believes that the effective settlement of tax audits in the next twelve months will result in a decrease in UTPs of $100 million to $120 million, including decreases associated with the above mentioned $89 million payment.

100	MOODY’S 2011 10-K

NOTE 15	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,

	2011	2010
2007 Facility	$—	$—
Commercial paper	—	—
Notes payable:
Series 2005-1 Notes due 2015, including fair value of interest rate swap of $11.5 million at 2011 and $(3.7) million at 2010	311.5	296.3
Series 2007-1 Notes due in 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.7 million and $3.0 million in 2011 and 2010, respectively	497.3	497.0
2008 Term Loan, various payments through 2013	135.0	146.3

Total debt	1,243.8	1,239.6
Current portion	(71.3)	(11.3)

Total long-term debt	$1,172.5	$1,228.3

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

Notes Payable

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal of (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at December 31, 2011. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

MOODY’S 2011 10-K	101

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

102	MOODY’S 2011 10-K

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

	2008 Term Loan	Series 2005-1 Notes	Total

Year Ending December 31,
2012	$71.3	$—	$71.3
2013	63.7	—	63.7
2014	—	—	—
2015	—	300.0	300.0
2016	—	—	—

Total	$135.0	$300.0	$435.0

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

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2011	2010	2009
Income	$5.3	$3.1	$2.5
Expense on borrowings	(65.5)	(52.2)	(45.5)
UTBs and other tax related interest	(8.7)	(7.7)	1.6
Legacy Tax (a)	3.7	2.5	6.5
Interest capitalized	3.1	1.8	1.5

Total	$(62.1)	$(52.5)	$(33.4)

Interest paid	$67.2	$44.0	$46.1

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 18 to the consolidated financial statements.

Net interest expense of $33.4 million in 2009 reflects a reduction of approximately $12 million related to tax and tax-related liabilities.

At December 31, 2011, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions whereby default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2011 and 2010 is as follows:

	December 31, 2011		December 31, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$311.5	$316.5	$296.3	$310.6
Series 2007-1 Notes	300.0	332.7	300.0	321.3
2010 Senior Notes	497.3	525.6	497.0	492.1
2008 Term Loan	135.0	135.0	146.3	146.3

Total	$1,243.8	$1,309.8	$1,239.6	$1,270.3

*	The carrying amount includes an $11.5 million and ($3.7) million fair value adjustment on an interest rate hedge at December 31, 2011 and 2010, respectively.

MOODY’S 2011 10-K	103

The fair value of the Company’s 2010 Senior Notes is based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows based on prevailing interest rates available to the Company for borrowings with similar maturities.

NOTE 16	CAPITAL STOCK

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

Share Repurchase Program

The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On July 30, 2007, the Board of the Company authorized a $2.0 billion share repurchase program, which the Company began utilizing in January 2008. There is no established expiration date for the remaining authorization. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

During 2011, Moody’s repurchased 11.0 million shares of its common stock under the aforementioned July 30, 2007 authorization, and issued 2.9 million shares under employee stock-based compensation plans.

Dividends

During the years ended December 31, 2011, 2010 and 2009, the Company paid dividends of:

	Dividends Paid Per Share
	Year ended December 31,

	2011	2010	2009
First quarter	$0.115	$0.105	$0.10
Second quarter	0.14	0.105	0.10
Third quarter	0.14	0.105	0.10
Fourth quarter	0.14	0.105	0.10

Year ended December 31,	$0.535	$0.42	$0.40

On December 13, 2011, the Board of the Company approved the declaration of a quarterly dividend of $0.16 per share of Moody’s common stock, payable on March 10, 2012 to shareholders of record at the close of business on February 20, 2012. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

NOTE 17	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 16 years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next five years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was $73.1 million, $70.9 million and $74.3 million, respectively. The amount of deferred rent that is included in other liabilities in the consolidated balance sheets is $110.5 million and $103.1 million at December 31, 2011 and 2010, respectively.

The approximate minimum rent for operating leases that have remaining or original non-cancelable lease terms in excess of one year at December 31, 2011 is as follows:

Year Ending December 31,	Operating Leases
2012	$73.0
2013	70.6
2014	62.8
2015	55.1
2016	51.0
Thereafter	537.6

Total minimum lease payments	$850.1

104	MOODY’S 2011 10-K

On October 20, 2006, the Company entered into a 21-year operating lease agreement to occupy 15 floors of an office building at 7WTC which includes a total of 20 years of renewal options. On March 28, 2007 the 7WTC lease agreement was amended for the Company to lease an additional two floors for a term of 20 years. The total base rent for the entire lease term, including rent credits, for the 7WTC lease is approximately $642 million. As of December 31, 2011, the company has a remaining obligation of $536.2 million.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. As of December 31, 2011, the company has a remaining obligation of $201.4 million. In addition to the base rent payments the Company is obligated to pay certain customary amounts for its share of operating expenses and tax obligation.

NOTE 18	CONTINGENCIES

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

MOODY’S 2011 10-K	105

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2011, Moody’s has recorded liabilities for Legacy Tax Matters totaling $54.6 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

106	MOODY’S 2011 10-K

other potential tax liabilities, all as described in such agreements. Further, in connection with the 2000 Distribution and pursuant to the terms of the 2000 Distribution Agreement, New D&B and Moody’s have agreed on the financial responsibility for any potential liabilities related to these Legacy Tax Matters.

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of December 31, 2011, Moody’s liability with respect to this matter totaled $52.6 million.

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed related to pre-spinoff tax years. Coupled with the $6.4 million noted above (and related interest of $1.7 million), net legacy tax benefits were $8.7 million in the year ended December 31, 2011 of which $7 million was deemed to be unusual in nature.

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

NOTE 19	SEGMENT INFORMATION

The Company operates in two reportable segments: MIS and MA. The rating agency is reported in the MIS segment and all of Moody’s other non-rating commercial activities are reported in the MA segment.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment license fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource and information technology. Beginning on January 1, 2011, the Company refined its methodology for allocating the aforementioned overhead and corporate costs to its segments to better align the costs allocated based on each segments usage of the overhead services. The refined methodology is reflected in the segment results for the year ended December 31, 2011 and accordingly, the segment results for the year ended December 31, 2010 and 2009 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment royalty/license revenue/expense.

MOODY’S 2011 10-K	107

FINANCIAL INFORMATION BY SEGMENT:

	Year Ended December 31,

	2011				2010

	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,634.7	$722.4	$(76.4)	$2,280.7	$1,466.3	$636.3	$(70.6)	$2,032.0
Expenses:
Operating, SG&A	831.0	558.5	(76.4)	1,313.1	781.5	481.9	(70.6)	1,192.8
Restructuring	—	—	—	—	0.1	—	—	0.1
Depreciation and amortization	41.0	38.2	—	79.2	35.0	31.3	—	66.3

Total	872.0	596.7	(76.4)	1,392.3	816.6	513.2	(70.6)	1,259.2

Operating income	$762.7	$125.7	$—	$888.4	$649.7	$123.1	$—	$772.8

	Year Ended December 31,
	2009

	MIS	MA	Eliminations	Consolidated
Revenue	$1,277.7	$590.1	$(70.6)	$1,797.2
Expenses:
Operating, SG&A	674.7	424.0	(70.6)	1,028.1
Restructuring	8.7	8.8	—	17.5
Depreciation and amortization	31.3	32.8	—	64.1

Total	714.7	465.6	(70.6)	1,109.7

Operating income	$563.0	$124.5	$—	$687.5

The cumulative restructuring charges from inception through December 31, 2011 incurred for both the 2007 and 2009 Restructuring Plans, which are further discussed in Note 11 above, are $48.9 million and $16.2 million for the MIS and MA operating segments, respectively.

MIS AND MA REVENUE BY LINE OF BUSINESS

The tables below present revenue by LOB:

	Year Ended December 31,

	2011	2010	2009
MIS:
Corporate finance (CFG)	$652.1	$563.9	$408.2
Structured finance (SFG)	344.6	290.8	304.9
Financial institutions (FIG)	294.9	278.7	258.5
Public, project and infrastructure finance (PPIF)	277.3	271.6	246.1

Total external revenue	1,568.9	1,405.0	1,217.7
Intersegment royalty	65.8	61.3	60.0

Total	1,634.7	1,466.3	1,277.7

MA:
Research, data and analytics (RD&A)	451.3	425.0	413.6
Risk management software (RMS)	183.4	173.2	145.1
Professional services	77.1	28.8	20.8

Total external revenue	711.8	627.0	579.5
Intersegment license fee	10.6	9.3	10.6

Total	722.4	636.3	590.1

Eliminations	(76.4)	(70.6)	(70.6)

Total MCO	$2,280.7	$2,032.0	$1,797.2

108	MOODY’S 2011 10-K

CONSOLIDATED REVENUE INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,

	2011	2010	2009
Revenue:
U.S.	$1,177.0	$1,089.5	$920.8

International:
EMEA	708.4	627.4	624.7
Other	395.3	315.1	251.7

Total International	1,103.7	942.5	876.4

Total	$2,280.7	$2,032.0	$1,797.2

Long-lived assets at December 31:
United States	$495.8	$476.5	$465.0
International	727.5	477.1	282.1

Total	$1,223.3	$953.6	$747.1

TOTAL ASSETS BY SEGMENT

	December 31, 2011				December 31, 2010
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$725.9	$1,289.7	$860.5	$2,876.1	$639.0	$910.0	$991.3	$2,540.3

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred tax assets.

NOTE 20	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized and also represents an estimate for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating losses for which realization is uncertain. Below is a summary of activity for both allowances:

Year Ended December 31,	Balance at Beginning of the Year	Additions	Write-offs and Adjustments	Balance at End of the Year
2011
Accounts receivable allowance	$(33.0)	$(40.6)	$45.6	$(28.0)
Deferred tax assets – valuation allowance	$(12.8)	$(4.0)	$2.9	$(13.9)
2010
Accounts receivable allowance	$(24.6)	$(46.5)	$38.1	$(33.0)
Deferred tax assets – valuation allowance	$(4.5)	$(8.8)	$0.5	$(12.8)
2009
Accounts receivable allowance	$(23.9)	$(41.2)	$40.5	$(24.6)
Deferred tax assets – valuation allowance	$(0.7)	$(4.5)	$0.7	$(4.5)

MOODY’S 2011 10-K	109

NOTE 21	OTHER NON-OPERATING INCOME (EXPENSE), NET

The following table summarizes the components of other non-operating income (expense) as presented in the consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
FX gain/(loss)	$2.6	$(5.1)	$(9.5)
Legacy Tax (see Note 18)	6.4	—	—
Joint venture income	6.8	2.8	6.1
Other	(2.3)	(3.6)	(4.5)

Total	$13.5	$(5.9)	$(7.9)

NOTE 22	RELATED PARTY TRANSACTIONS

Moody’s Corporation made grants of $5 million to The Moody’s Foundation during the year ended December 31, 2011. Grants of $4.4 million were made during the year ended December 31, 2010 and no grants were made during the year ended December 31, 2009. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the Board of the Foundation.

NOTE 23	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

(amounts in millions, except EPS)	March 31	June 30	September 30	December 31
2011
Revenue	$577.1	$605.2	$531.3	$567.1
Operating Income	$250.1	$270.1	$196.1	$172.1
Net income attributable to Moody’s	$155.5	$189.0	$130.7	$96.2
EPS:
Basic	$0.68	$0.83	$0.58	$0.43
Diluted	$0.67	$0.82	$0.57	$0.43
2010
Revenue	$476.6	$477.8	$513.3	$564.3
Operating income	$196.8	$190.5	$188.9	$196.6
Net income attributable to Moody’s	$113.4	$121.0	$136.0	$137.4
EPS:
Basic	$0.48	$0.51	$0.58	$0.59
Diluted	$0.47	$0.51	$0.58	$0.58

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

The quarterly financial data includes a $7.0 and $4.6 million benefit to net income related to the resolution of Legacy Tax Matters for the three months ended June 30, 2011 and 2010, respectively. Also, there was a tax benefit of approximately $14 million during the three months ended June 30, 2011 resulting from a foreign tax ruling and a tax benefit of approximately $7 million in the three months ended September 30, 2011 resulting from the settlement of state tax audits. Additionally, there was a tax benefit of $17.6 million during the three months ended September 30, 2010 resulting from the indefinite reinvestment of certain foreign earnings and a tax benefit of $18.4 million in the three months ended December 31, 2010 resulting from the utilization of foreign tax credits and lower state taxes.

NOTE 24	SUBSEQUENT EVENT

In January 2012, the examination of the Company’s New York State income tax returns for the years 2004 through 2010 was completed and resulted in a payment of approximately $89 million, including interest. The Company had accrued for this liability as of December 31, 2011 and thus the payment is not expected to have a material impact to the provision for income taxes or Net Income in 2012.

110	MOODY’S 2011 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

MOODY’S 2011 10-K	111

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 16, 2012, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2011, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

Audit Fees

The aggregate fees for professional services rendered for (i) the integrated audit of the Company’s annual financial statements for the years ended December 31, 2011 and 2010, (ii) the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and (iii) statutory audits of non-U.S. subsidiaries, were approximately $2.3 and $2.0 million in 2011 and 2010, respectively. These fees included amounts accrued but not billed of $1.3 million in each 2011 and 2010.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company were approximately $0.1 million in both of the years ended December 31, 2011 and 2010. Such services included employee benefit plan audits.

Tax Fees

The aggregate fees billed for professional services rendered for tax services rendered by the auditors for the years ended December 31, 2011 and 2010 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for all other services rendered to the Company by KPMG LLP for the year ended December 31, 2011 and 2010 were $0 and $0, respectively.

112	MOODY’S 2011 10-K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 61, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 115-119 of this Form 10-K.

MOODY’S 2011 10-K	113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

Chairman and Chief Executive Officer

Date: February 27, 2012

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

/s/ JOSEPH MCCABE

Joseph McCabe,

Senior Vice President—Corporate

Controller (principal accounting officer)

/s/ BASIL L. ANDERSON

Basil L. Anderson,

Director

/s/ JORGE A. BERMUDEZ

Jorge A. Bermudez,

Director

/s/ DARRELL DUFFIE

Darrell Duffie,

Director

/s/ ROBERT R. GLAUBER

Robert R. Glauber,

Director

/s/ KATHRYN M. HILL

Kathryn M. Hill,

Director

/s/ EWALD KIST

Ewald Kist,

Director

/s/ HENRY A. MCKINNELL

Henry A. McKinnell, Jr. Ph.D.,

Director

/s/ JOHN K. WULFF

John K. Wulff,

Director

Date: February 27, 2012

114	MOODY’S 2011 10-K

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER

3	Articles Of Incorporation And By-laws

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005)

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 25, 2008)

4	Instruments Defining The Rights Of Security Holders, Including Indentures

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Note Purchase Agreement, dated as of September 30, 2005, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 4.98% Series 2005-1 Senior Unsecured Note due 2015 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 5, 2005).

	.3	Note Purchase Agreement, dated as of September 7, 2007, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 6.06% Series 2007-1 Senior Unsecured Note due 2017 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 13, 2007)

	.4	Five-Year Credit Agreement, dated as of September 28, 2007, among Moody’s Corporation, the Borrowing Subsidiaries party thereto, the Lenders party thereto, Citibank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as documentation agent (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2007)

	.5	Five-Year Credit Agreement, dated as of May 7, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, Bank of China and Fifth Third Bank, as co-syndication agents, Barclays Commercial Bank, as documentation agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Commerce Bank, N.A., as co-agents, J.P. Morgan Securities, Inc., as lead arranger and bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.6	Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.7	Supplemental Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 5.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

10	Material Contracts

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.3	Employee Benefits Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.4†	Profit Participation Benefit Equalization Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000)

MOODY’S 2011 10-K	115

S-K EXHIBIT NUMBER

	.5†	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.6†	1998 Moody’s Corporation Replacement Plan for Certain Non-Employee Directors Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, file number 1- 14037, filed November 14, 2000)

	.7†	1998 Moody’s Corporation Replacement Plan for Certain Employees Holding Dun & Bradstreet Corporation Equity-Based Awards (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.8†	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended and restated on April 23, 2001; amended October 23, 2006 and December 15, 2008) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.9†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000).

	.10†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 15, 2001)

	.11	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.12†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 26, 2007)

	.13	Form of Separation Agreement and General Release used by the Registrant with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2007)

	.14	Commercial Paper Dealer Agreement, dated as of October 3, 2007, between Moody’s Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 9, 2007)

	.15	Commercial Paper Dealer Agreement, dated as of October 3, 2007, between Moody’s Corporation and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 9, 2007)

	.16	Commercial Paper Dealer Agreement, dated as of October 3, 2007, between Moody’s Corporation and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 9, 2007)

	.17	Issuing and Paying Agency Agreement, dated as of September 28, 2007, between Moody’s Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2007)

	.18	Form of Assumption Agreement among Moody’s Corporation, JP Morgan Chase Bank, as administrative agent, and each lender signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 3, 2007)

	.19†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 26, 2010)

	.20	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.21	Employee Benefits Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

116	MOODY’S 2011 10-K

S-K EXHIBIT NUMBER

	.22	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.23	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.24	Employee Benefits Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.25	Agreement and Plan of Merger and Stock Purchase Agreement, dated as of February 10, 2002, by and among Moody’s Corporation, XYZ Acquisition LLC, KMV LLC, KMV Corporation and the principal members of KMV LLC and the shareholders of KMV Corporation identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 22, 2002)

	.26†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.27†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.28†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on December 15, 2009) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 26, 2010)

	.29†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.30†	Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2006)

	.31	Agreement of Lease, dated September 7, 2006, between Moody’s Corporation and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2006)

	.32	Agreement for Lease, dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited and CW Leasing DS7F Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.33	Agreement for Lease, dated February 6, 2008, among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.34	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

	.35	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.36†	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

MOODY’S 2011 10-K	117

S-K EXHIBIT NUMBER

	.37†	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.38†	Moody’s Corporation Retirement Account, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.39†	First Amendment to the Moody’s Corporation Retirement Account (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 2, 2010)

	.40†	Second Amendment to the Moody’s Corporation Retirement Account (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 2, 2010)

	.41†	Third Amendment to the Moody’s Corporation Retirement Account (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 25, 2011)

	.42†*	Fourth Amendment to the Moody’s Corporation Retirement Account.

	.43†	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2010) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 3, 2011)

	.44†*	First Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2010)

	.45†*	Second Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2010)

	.46†*	Third Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2010)

	.47†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.48†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.49†	Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 4, 2008)

	.50	Moody’s Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 20, 2010)

	.51†	Form of Performance Share Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 28, 2011).

21*	SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of December 31, 2011

23	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	.1*	Consent of KPMG LLP

31	CERTIFICATIONS 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

118	MOODY’S 2011 10-K

S-K EXHIBIT NUMBER

101	XBRL Related Documents

	101.DEF*	XBRL Definitions Linkbase Document

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Management contract of compensatory plan or arrangement

MOODY’S 2011 10-K	119