Form 10-Q
period 2012-03-31
MOODYS CORP /DE/
filed 2012-05-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2012
Common Stock, par value $0.01 per share	224.7 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

TERM	DEFINITION
CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA (formerly RMS) which provides both economic and regulatory capital risk management software and implementation services as well as other credit risk management services

ESMA	European Securities and Markets Authority

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Eurosystem	The monetary authority of the Eurozone, the collective of European Union member states that have adopted the euro as their sole official currency. The Eurosystem consists of the European Central Bank and the central banks of the member states that belong to the Eurozone

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance minister and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

TERM	DEFINITION
G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and ECB

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

Indenture	Indenture and supplemental indenture dated August 19, 2010, relating to the 2010 Senior Notes

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

KIS	Korea Investors Service; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, and 2010 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

TERM	DEFINITION
Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA, which provides both economic and regulatory capital risk management software and implementation services. Now referred to as “ERS”

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

TERM	DEFINITION
2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$646.8	$577.1

Expenses
Operating	185.5	160.8
Selling, general and administrative	168.8	148.5
Depreciation and amortization	23.5	17.7

Total expenses	377.8	327.0

Operating Income	269.0	250.1

Non-operating (expense) income, net
Interest expense, net	(10.3)	(18.2)
Other non-operating (expense) income, net	(0.1)	3.3

Total non-operating (expense) income, net	(10.4)	(14.9)

Income before provision for income taxes	258.6	235.2
Provision for income taxes	83.1	78.1

Net income	175.5	157.1
Less: Net income attributable to noncontrolling interests	2.0	1.6

Net income attributable to Moody’s	$173.5	$155.5

Earnings per share attributable to Moody’s common shareholders
Basic	$0.78	$0.68

Diluted	$0.76	$0.67

Weighted average number of shares outstanding
Basic	223.4	228.9

Diluted	227.4	231.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2012		2011
Net income		$175.5		$157.1
Foreign currency translation adjustments		28.6		22.9
Cash flow hedges:
Net unrealized losses on cash flow hedges (net of tax of $0.1 million in 2012)	(0.1)		—
Reclassification adjustment for losses included in net income (net of tax of $0.4 million in both 2012 and 2011)	0.6	0.5	0.7	0.7

Pension and Other Post-Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income (net of tax of $1.1 million and $0.6 million in 2012 and 2011, respectively)		1.7		0.8

Comprehensive income		206.3		181.5

Less: comprehensive income attributable to noncontrolling interests		4.0		2.0

Comprehensive income attributable to Moody’s		$202.3		$179.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, expect share and per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$814.7	$760.0
Short-term investments	13.3	14.8
Accounts receivable, net of allowances of $31.0 in 2012 and $28.0 in 2011	589.2	489.8
Deferred tax assets, net	41.4	82.2
Other current assets	68.0	77.6

Total current assets	1,526.6	1,424.4
Property and equipment, net of accumulated depreciation of $274.3 in 2012 and $258.2 in 2011	324.8	326.8
Goodwill	656.3	642.9
Intangible assets, net	249.3	253.6
Deferred tax assets, net	147.3	146.4
Other assets	90.1	82.0

Total assets	$2,994.4	$2,876.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$302.8	$452.3
Unrecognized tax benefits	—	90.0
Current portion of long-term debt	99.4	71.3
Deferred revenue	609.3	520.4

Total current liabilities	1,011.5	1,134.0
Non-current portion of deferred revenue	95.9	97.7
Long-term debt	1,137.4	1,172.5
Deferred tax liabilities, net	60.8	49.6
Unrecognized tax benefits	122.4	115.4
Other liabilities	405.8	404.8

Total liabilities	2,833.8	2,974.0
Contingencies (Note 13)
Redeemable noncontrolling interest	69.4	60.5

Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2012 and December 31, 2011, respectively.	3.4	3.4
Capital surplus	357.0	394.5
Retained earnings	4,350.0	4,176.1
Treasury stock, at cost; 118,210,744 and 120,462,232 shares of common stock at March 31, 2012 and December 31, 2011, respectively	(4,549.0)	(4,635.5)
Accumulated other comprehensive loss	(78.7)	(107.5)

Total Moody’s shareholders’ equity (deficit)	82.7	(169.0)
Noncontrolling interests	8.5	10.6

Total shareholders’ equity (deficit)	91.2	(158.4)

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$2,994.4	$2,876.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$175.5	$157.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	23.5	17.7
Stock-based compensation expense	15.0	16.0
Excess tax benefits from stock-based compensation plans	(8.6)	(2.8)
Changes in assets and liabilities:
Accounts receivable	(96.0)	(2.0)
Other current assets	50.8	63.5
Other assets	(4.9)	16.4
Accounts payable and accrued liabilities	(105.7)	(108.1)
Restructuring	—	(0.1)
Deferred revenue	84.2	41.4
Unrecognized tax benefits	(83.0)	12.2
Other liabilities	11.2	(10.4)

Net cash provided by operating activities	62.0	200.9

Cash flows from investing activities
Capital additions	(15.3)	(19.6)
Purchases of short-term investments	(13.0)	(5.7)
Sales and maturities of short-term investments	14.7	12.0

Net cash used in investing activities	(13.6)	(13.3)

Cash flows from financing activities
Repayments of notes	(3.8)	(1.9)
Net proceeds from stock-based compensation plans	27.6	11.9
Cost of treasury shares repurchased	—	(127.6)
Excess tax benefits from stock-based compensation plans	8.6	2.8
Payment of dividends	(35.7)	(26.3)
Payment of dividends to noncontrolling interests	(3.7)	(4.0)

Net cash used in financing activities	(7.0)	(145.1)
Effect of exchange rate changes on cash and cash equivalents	13.3	17.4

Net increase in cash and cash equivalents	54.7	59.9
Cash and cash equivalents, beginning of the period	760.0	659.6

Cash and cash equivalents, end of the period	$814.7	$719.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software, (iv) quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s has two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. The RD&A business also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its ERS business (formerly referred to as RMS), MA provides both economic and regulatory capital risk management software solutions as well as other credit risk management services. Within its professional services business it provides training, financial credentialing and certification services, credit portfolio management solutions, as well as outsourced research and analytical services to institutional investors.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2011 annual report on Form 10-K filed with the SEC on February 27, 2012. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Stock compensation cost	$15.0	$16.0
Tax benefit	$5.4	$5.6

During the first three months of 2012, the Company granted 0.5 million employee stock options, which had a weighted average grant date fair value of $15.15 per share based on the Black-Scholes option-pricing model. The Company also granted 1.3 million shares of restricted stock in the first three months of 2012, which had a weighted average grant date fair value of $38.62 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.3 million shares of restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $36.71 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2012:

Expected dividend yield	1.66%
Expected stock volatility	44%
Risk-free interest rate	1.55%
Expected holding period	7.4 yrs
Grant date fair value	$15.15

Unrecognized compensation expense at March 31, 2012 was $23.0 million and $84.9 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.5 years and 1.9 years, respectively. Additionally, there was $20.8 million of unrecognized compensation expense relating to the aforementioned non-market based performance awards which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
	2012	2011
Stock option exercises:
Proceeds from stock option exercises	$39.8	$17.2
Aggregate intrinsic value	$23.6	$7.5
Tax benefit realized upon exercise	$9.0	$3.0

	Three Months Ended March 31,
	2012	2011
Restricted stock vesting:
Fair value of shares vested	$36.1	$18.3
Tax benefit realized upon vesting	$12.8	$6.8

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 32.1% and 33.2% for the three months ended March 31, 2012 and 2011, respectively. The decrease in the effective tax rate was primarily due to benefits derived from international tax initiatives and tax audit settlements partially offset by various other discrete items.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had an overall decrease in its UTPs of $83.0 million ($50.7 million net of federal tax benefit) during the first quarter of 2012, primarily due to payments relating to the settlement of income tax audits in the period.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. Moody’s U.S. federal tax returns filed for the years 2008 through 2010 remain subject to examination by the IRS. Tax filings in the U.K. for 2007 through 2010 remain open to examination.

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

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,
	2012	2011
Basic	223.4	228.9
Dilutive effect of shares issuable under stock-based compensation plans	4.0	2.5

Diluted	227.4	231.4

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	7.0	13.7

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2012 and 2011. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to nine months and one month to seven months as of March 31, 2012 and December 31, 2011, respectively. Interest and dividends are recorded into income when earned.

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

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is reported in other assets at March 31, 2012 and December 31, 2011 in the Company’s consolidated balance sheets with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net in the Company’s consolidated statement of operations. The net interest income recognized in interest expense, net within the Company’s consolidated statements of operations on these swaps was $0.8 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 12. These interest rate swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps are recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts are reclassified to earnings in the same period during which the hedged transaction affects income. The fair value of the swaps is reported in other liabilities in the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011.

Foreign Exchange Forwards and Options

The Company engaged in hedging activities to protect against FX risks from forecasted billings and related revenue denominated in the euro and the GBP. FX options and forward exchange contracts were utilized to hedge exposures related to changes in FX rates. As of December 31, 2011, these FX options and forward exchange contracts have matured and all realized gains and losses have been reclassified from AOCI into earnings. These FX options and forward exchange contracts were designated as cash flow hedges.

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the entity’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the entity’s functional currency. These contracts have expiration dates at various times through June 2012.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2012	December 31, 2011
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$34.6	$27.5
Contracts to sell USD for euros	$59.1	$47.7
Contracts to purchase USD with GBP	$8.1	$2.4
Contracts to sell USD for GBP	$1.9	$17.6
Contracts to purchase USD with other foreign currencies	$5.2	$3.2
Contracts to sell USD for other foreign currencies	$5.9	$7.6
Contracts to purchase euros with other foreign currencies	€12.3	€13.6
Contracts to purchase euros with GBP	€1.1	€1.6
Contracts to sell euros for GBP	€13.2	€7.2

The net gains on these instruments recognized in other non-operating (expense) income, net in the Company’s consolidated statements of operations were $1.0 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.

The tables below show the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of derivative instruments:

	Fair Value of Derivative Instruments
	Asset		Liability
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivatives designated as accounting hedges:
Interest rate swaps	$8.2	$11.5	$3.6	$4.5

Total derivatives designated as accounting hedges	8.2	11.5	3.6	4.5
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	0.2	1.1	1.0	2.3

Total	$8.4	$12.6	$4.6	$6.8

The fair value for the interest rate swaps is included in other assets and other liabilities in the consolidated balance sheets at March 31, 2012 and December 31, 2011. The fair value of the FX forwards is included in other current assets and account payable and accrued liabilities as of March 31, 2012 and December 31, 2011.

The following table provides information on gains/(losses) on the Company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
FX options	$—	$—	Revenue	$—	$(0.2)	Revenue	$—	$—
Interest rate swaps	(0.1)	—	Interest Expense	(0.6)	(0.7)	N/A	—	—

Total	$(0.1)	$—		$(0.6)	$(0.9)		$—	$—

All gains and losses on derivatives designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for FX options and into interest expense, net for the interest rate swaps) as the underlying transaction is recognized.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	March 31, 2012	December 31, 2011
Interest rate swaps	$(2.5)	$(3.0)

Total	$(2.5)	$(3.0)

NOTE 7 ACQUISITIONS

All of the acquisitions described below were accounted for under the purchase method of accounting whereby the purchase price is allocated first to the net assets of the acquired entity based on the fair value of its net assets. Any excess of the purchase price over the fair value of the net assets acquired is recorded to goodwill. These acquisitions are discussed below in more detail.

Barrie & Hibbert, Limited

On December 16, 2011, a subsidiary of the Company acquired Barrie & Hibbert Limited, a provider of risk management modeling tools for insurance companies worldwide. B&H operates within the ERS LOB of MA, broadening MA’s suite of software solutions for the insurance and pension sectors.

The aggregate purchase price was $79.5 million in cash payments to the sellers and was funded by using Moody’s non-U.S. cash on hand.

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed:

Current assets		$15.2
Property and equipment, net		0.7
Intangible assets:
Trade name (5 year weighted average life)	$1.9
Client relationships (18 year weighted average life)	8.3
Software (7 year weighted average life)	16.8
Other intangibles (2 year weighted average life)	0.1

Total intangible assets (12 year weighted average life)		27.1
Goodwill		54.6
Liabilities assumed		(18.1)

Net assets acquired		$79.5

Current assets include acquired cash of approximately $10 million. The allocated goodwill, which has been assigned to the MA segment, will not be amortized and will not be deductible for tax. B&H operates within the ERS reporting unit and goodwill associated with the acquisition was part of the ERS reporting unit within the MA segment as of the acquisition date.

The near term impact to operations and cash flow from this acquisition is not expected to be material to the Company’s consolidated financial statements.

The Company is still in the process of evaluating the fair values of the assets and liabilities acquired relating to B&H.

Copal Partners

On November 4, 2011, subsidiaries of the Company acquired a 67% interest in Copal Partners Limited and a 100% interest in two related entities that were wholly-owned by Copal Partners Limited (together herein referred to as “Copal”). These acquisitions resulted in the Company obtaining an approximate 75% economic ownership interest in the Copal group of companies. Copal is a provider of outsourced research and consulting services to the financial services industry. Copal operates within the professional services LOB of MA and will complement the research, data, software and education services offered by MA. The table below details the total consideration transferred to the sellers of Copal:

Cash paid	$125.0
Put/call option for non-controlling interest	68.0
Contingent consideration liability assumed	6.8

Total fair value of consideration transferred	$199.8

In conjunction with the purchase, the Company and the non-controlling shareholders entered into a put/call option agreement whereby the Company has the option to purchase from the non-controlling shareholders and the non-controlling shareholders have the option to sell to the Company the remaining 33% ownership interest of Copal Partners Limited based on a strike price to be calculated on pre-determined formulas using a combination of revenue and EBITDA multiples when exercised. The value of the estimated put/call option strike price on the date of acquisition was based on a Monte Carlo simulation model. This model contemplated multiple scenarios which simulated certain of Copal’s revenue, EBITDA margins and equity values to estimate the present value of the expected strike price of the option. The option is subject to a minimum exercise price of $46 million. There is no limit as to the maximum amount of the strike price on the put/call option.

Additionally, as part of the consideration transferred, the Company issued a note payable of $14.2 million to the sellers which is more fully discussed in Note 12. The Company has a right to reduce the amount payable under this note with payments that it may be required to make relating to UTPs associated with the acquisition. Accordingly, this note payable is not carried on the consolidated balance sheet as of March 31, 2012 and December 31, 2011 in accordance with certain indemnification arrangements relating to these UTP’s which are more fully discussed below.

Also, the purchase agreement contains several different provisions for contingent cash payments to the sellers valued at $6.8 million at the acquisition date. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the acquired Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the aforementioned put/call option to revenue and EBITDA in the year ended December 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent payment arrangement. Payments under this arrangement, if any, would be made upon the exercise of the put/call option. Other contingent cash payments are based on the achievement of revenue targets for 2012 and 2013, with certain limits on the amount of revenue that can be applied to the calculation of the contingent payment. Each of these contingent payments has a maximum payout of $2.5 million. Further information on the inputs and methodologies utilized to derive the fair value of these contingent consideration liabilities are discussed in Note 9.

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed:

Current assets		$15.5
Property and equipment, net		0.5
Intangible assets:
Trade name (15 year weighted average life)	$8.6
Client relationships (16 year weighted average life)	66.2
Other (2 year weighted average life)	4.4

Total intangible assets (15 year weighted average life)		79.2
Goodwill		143.4
Indemnification asset		18.8
Other assets		6.6
Liabilities assumed		(64.2)

Net assets acquired		$199.8

Current assets include acquired cash of approximately $7 million. The acquired goodwill, which has been assigned to the MA segment, will not be amortized and will not be deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTPs. These UTPs are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these UTPs. Under the terms of the acquisition agreement, a portion of the purchase price was remitted to an escrow agent for various uncertainties associated with the transaction of which a portion relates to these UTPs. Additionally, the Company is contractually indemnified for payments in excess of the amount paid into escrow via a reduction to the amount payable under the aforementioned note payable issued to the sellers. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at March 31, 2012 and December 31, 2011 for which a portion has been offset by the note payable in the amount of $14.2 million.

As of March 31, 2012, Copal operates as its own reporting unit. Accordingly, goodwill associated with the acquisition is part of the Copal reporting unit within the MA segment. Copal will remain a separate reporting unit until MA management completes its assessment on how to integrate the entity into the MA operating segment.

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

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2012			Year ended December 31, 2011
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning Balance	$11.0	$631.9	$642.9	$11.4	$454.1	$465.5
Additions/adjustments	—	2.1	2.1	—	198.5	198.5
FX translation	0.2	11.1	11.3	(0.4)	(20.7)	(21.1)

Ending balance	$11.2	$645.1	$656.3	$11.0	$631.9	$642.9

The 2012 additions/adjustments for the MA segment in the table above relate to the acquisition of B&H in December 2011. The 2011 additions/adjustments for the MA segment in the table above relate to the acquisitions of Copal and B&H in the fourth quarter of 2011, more fully discussed in Note 7.

Acquired intangible assets and related amortization consisted of:

	March 31, 2012	December 31, 2011
Customer relationships	$219.6	$217.9
Accumulated amortization	(62.4)	(58.6)

Net customer relationships	157.2	159.3

Trade secrets	31.4	31.3
Accumulated amortization	(14.1)	(13.4)

Net trade secrets	17.3	17.9

Software	72.7	70.9
Accumulated amortization	(27.6)	(25.1)

Net software	45.1	45.8

Trade names	28.3	28.1
Accumulated amortization	(9.4)	(9.0)

Net trade names	18.9	19.1

Other	24.9	24.6
Accumulated amortization	(14.1)	(13.1)

Net other	10.8	11.5

Total acquired intangible assets, net	$249.3	$253.6

Other intangible assets primarily consist of databases and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2012	2011
Amortization Expense	$7.3	$4.8

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2012 (after March 31,)	$21.2
2013	27.5
2014	22.3
2015	21.0
2016	19.7
Thereafter	137.6

Intangible assets are reviewed for recoverability whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is analyzed for impairment annually as of November 30th, or more frequently if circumstances indicate the assets may be impaired. For the three months ended March 31, 2012 and 2011, there were no impairments to goodwill or intangible assets.

NOTE 9 FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	Fair Value Measurement as of March 31, 2012
Description	Balance	Level 1	Level 2	Level 3
Assets:
Derivatives (a)	$8.4	$—	$8.4	$—

Total	$8.4	$—	$8.4	$—

Liabilities:
Derivatives (a)	4.6	—	4.6	—
Contingent consideration arising from acquisitions (b)	8.8	—	—	8.8

Total	$13.4	$—	$4.6	$8.8

	Fair Value Measurement as of December 31, 2011
Description	Balance	Level 1	Level 2	Level 3
Assets:
Derivatives (a)	$12.6	$—	$12.6	$—

Total	12.6	—	12.6	—

Liabilities:
Derivatives (a)	6.8	—	6.8	—
Contingent consideration arising from acquisitions (b)	9.1	—	—	9.1

Total	$15.9	$—	$6.8	$9.1

(a)	Represents interest rate swaps and FX forwards as more fully described in Note 6 to the financial statements
(b)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions which are more fully discussed in Note 7 to the consolidated financial statements

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Three Months Ended March 31,
	2012	2011
Balance as of January 1	$9.1	$2.1
Purchases	—	—
Issuances	—	—
Settlements	—	—
Total gains (realized and unrealized):
Included in earnings	(0.6)	—
Included in other comprehensive income	—	—
Transfer in and/or out of Level 3	—	—
Foreign currency translation adjustments	0.3	—

Balance as of March 31	$8.8	$2.1

The gains included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statement of operations. During the three months ended March 31, 2012, there were gains of $0.6 million relating to contingent consideration obligations outstanding at March 31, 2012.

Of the $8.8 million in contingent consideration obligations as of March 31, 2012, $0.5 million is classified within accounts payable and accrued liabilities with the remaining $8.3 million classified in other liabilities within the Company’s consolidated balance sheet.

The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts and contingent consideration obligations:

Derivatives:

In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models when active market quotes are not available. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Contingent consideration:

At March 31, 2012, the Company has contingent consideration obligations related to the acquisitions of CSI and Copal which are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At March 31, 2012, the Company expects that this milestone will be reached by the aforementioned date.

There are several contingent consideration obligations relating to the acquisition of Copal which are more fully discussed in Note 7. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for these obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date. The most significant unobservable input involved in the measurement of these obligations is the projected future financial results of the applicable Copal entities. Also, for the portion of the obligations which are dependent upon the exercise of the call/put option, the Company has utilized a Monte Carlo simulation model to estimate when the option will be exercised, thus triggering the payment of contingent consideration.

A significant increase or decrease in any of the aforementioned significant unobservable inputs related to the fair value measurement of the Company’s contingent consideration obligations would result in a significantly higher or lower reported fair value for these obligations.

NOTE 10 . OTHER BALANCE SHEET INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	March 31,	December 31,
	2012	2011
Other current assets:
Prepaid taxes	$13.3	$27.6
Prepaid expenses	49.5	44.6
Other	5.2	5.4

Total other current assets	$68.0	$77.6

	March 31,	December 31,
	2012	2011
Other assets:
Investments in joint ventures	$39.8	$37.2
Deposits for real-estate leases	11.9	12.2
Other	38.4	32.6

Total other assets	$90.1	$82.0

	March 31, 2012	December 31, 2011
Accounts payable and accrued liabilities:
Salaries and benefits	$80.0	$73.8
Incentive compensation	29.6	114.1
Profit sharing contribution	1.0	7.1
Customer credits, advanced payments and advanced billings	22.6	17.6
Dividends	2.1	38.2
Professional service fees	50.8	50.5
Interest accrued on debt	3.7	15.1
Accounts payable	16.8	16.4
Income taxes	12.6	23.4
Restructuring	0.2	0.2
Deferred rent-current portion	1.3	1.7
Pension and other post retirement employee benefits	3.8	3.8
Interest accrued on UTPs	—	29.7
Other	78.3	60.7

Total accounts payable and accrued liabilities	$302.8	$452.3

	March 31, 2012	December 31, 2011
Other liabilities:
Pension and other post retirement employee benefits	$192.6	$187.5
Deferred rent-non-current portion	110.2	108.8
Interest accrued on UTPs	7.0	11.8
Legacy and other tax matters	53.5	52.6
Other	42.5	44.1

Total other liabilities	$405.8	$404.8

Redeemable Noncontrolling Interest:

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
(in millions)	Redeemable Noncontrolling Interest
Balance January 1,	$60.5	$—
Fair value at date of acquisition	—	68.0
Adjustment due to right of offset for UTPs *	6.8	(6.8)
Net earnings	0.4	1.0
Distributions	—	—
FX translation	1.7	(1.7)

Balance	$69.4	$60.5

*	Relates to an adjustment for the right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement is reduced by the amount of UTPs that the Company may be required to pay. See Note 7 for further detail on this arrangement.

NOTE 11. PENSION AND OTHER POST-RETIREMENT BENEFITS

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

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Post-Retirement Plans
	2012	2011	2012	2011
Components of net periodic expense
Service cost	$4.5	$3.7	$0.3	$0.3
Interest cost	3.2	3.2	0.2	0.2
Expected return on plan assets	(3.1)	(3.0)	—	—
Amortization of net actuarial loss from earlier periods	2.5	1.1	0.1	—
Amortization of net prior service costs from earlier periods	0.2	0.2	—	—

Net periodic expense	$7.3	$5.2	$0.6	$0.5

The Company made payments of $0.4 million related to its unfunded U.S. DBPPs and $0.2 million to its U.S. other post-retirement plans, respectively, during the three months ended March 31, 2012. In April 2012, the Company made a contribution of approximately $18 million to its funded pension plan and anticipates making additional payments of $2.6 million related to its unfunded U.S. DBPPs and $0.6 million to its U.S. other post-retirement plans during the remainder of 2012.

NOTE 12. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2012	December 31, 2011
2007 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015, including fair value of interest rate swap of $8.2 million at 2012 and $11.5 million at 2011	308.2	311.5
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.7 million in both 2012 and 2011	497.3	497.3
2008 Term Loan, various payments through 2013	131.3	135.0

Total debt	1,236.8	1,243.8
Current portion	(99.4)	(71.3)

Total long-term debt	$1,137.4	$1,172.5

2012 Facility

On April 18, 2012, the Company and certain of its subsidiaries entered into a $1 billion five-year senior, unsecured revolving credit facility in an aggregate principal amount of $1 billion that expires in April 2017. The 2012 Facility replaces the $1 billion 2007 Facility that was scheduled to expire in September 2012. The proceeds from the 2012 Facility will be used for general corporate purposes, including, without limitation, support for the Company’s $1 billion commercial paper program, share repurchases and acquisition financings. Interest on borrowings under the facility is payable at rates that are based on LIBOR plus a premium that can range from 77.5 basis points to 120 basis points per annum of the outstanding amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2012 Facility. These quarterly fees can range from 10 basis points of the facility amount to 17.5 basis points, depending on the Company’s Debt/ EBITDA Ratio.

The 2012 Facility contains covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as set forth in the facility agreement. The 2012 Facility also contains a financial covenant that requires the Company to maintain a Debt to EBITDA Ratio of not more than 4 to 1 at the end of any fiscal quarter. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the 2012 Facility, all loans outstanding under the facility (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the facility may be terminated.

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility served, in part, to support the Company’s CP Program described below. Interest on borrowings was payable at rates that were based on LIBOR plus a premium that could range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also paid quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility ranged from 4.0 to 10.0 basis points per annum of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also paid a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeded 50% of the total facility. The 2007 Facility contained certain covenants that, among other things, restricted the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contained financial covenants that, among other things, required the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. On April 18, 2012, the 2007 Facility was replaced by the 2012 Facility described above.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2012 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) federal funds rate; (d) LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at March 31, 2012 and December 31, 2011. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2012 (after March 31,)	$67.5	$—	$67.5
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0
2016	—	—	—

Total	$131.3	$300.0	$431.3

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

At March 31, 2012, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2012, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Expense on borrowings	$(16.4)	$(16.4)
Income	1.3	1.0
Income (expense) on UTBs and other tax related liabilities (a)	5.0	(3.6)
Capitalized	(0.2)	0.8

Total interest expense, net	$(10.3)	$(18.2)

(a)	The 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$308.2	$315.7	$311.5	$316.5
Series 2007-1 Notes	300.0	332.4	300.0	332.7
2010 Senior Notes	497.3	536.0	497.3	525.6
2008 Term Loan	131.3	131.3	135.0	135.0

Total	$1,236.8	$1,315.4	$1,243.8	$1,309.8

The fair value of the Company’s 2010 Senior Notes is based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows with inputs based on prevailing interest rates available to the Company for borrowings with similar maturities.

NOTE 13 CONTINGENCIES

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2012, Moody’s has recorded liabilities for Legacy Tax Matters totaling $55.5 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of March 31, 2012, Moody’s liability with respect to this matter totaled $53.5 million.

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

NOTE 14. SEGMENT INFORMATION

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) an immaterial operating segment that provides fixed income pricing services and research in the Asia Pacific region. This aforementioned immaterial operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business—corporate finance, structured finance, financial institutions and public, project and infrastructure finance—that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, enterprise risk solutions (formerly named risk management software) and professional services. Additionally, in the first quarter of 2012, a division within the professional services LOB which provided various financial modeling services was transferred to the enterprise risk solutions LOB. Accordingly, the prior year revenue by LOB for MA has been reclassified to reflect the transfer of this division.

In the fourth quarter of 2011, subsidiaries of the Company acquired Copal and B&H. Copal is an outsourced research and consulting business. B&H is a provider of insurance risk management tools. B&H and Copal are part of the MA segment and their revenue is included in the ERS and professional services LOB’s within MA, respectively.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource and information technology. Beginning on January 1, 2012, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segments usage of the overhead service. The refined methodology is reflected in the segment results for the three months ended March 31, 2012 and accordingly, the segment results for the prior year comparative period have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment revenue/expense.

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three month period ended March 31, 2012 and 2011, and total assets by segment as of March 31, 2012 and December 31, 2011.

Financial Information by Segment

	Three Months Ended March 31,
	2012				2011
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$469.8	$197.1	$(20.1)	$646.8	$428.6	$167.1	$(18.6)	$577.1
Expenses:
Operating, SG&A	220.9	153.5	(20.1)	354.3	200.6	127.3	(18.6)	309.3
Restructuring	—	—		—	—	—	—	—
Depreciation and amortization	11.2	12.3		23.5	8.7	9.0	—	17.7

Total	232.1	165.8	(20.1)	377.8	209.3	136.3	(18.6)	327.0

Operating income	$237.7	$31.3	$—	$269.0	$219.3	$30.8	$—	$250.1

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended March 31,
	2012	2011
MIS:
Corporate finance (CFG)	$200.5	$181.8
Structured finance (SFG)	94.3	89.4
Financial institutions (FIG)	78.8	76.9
Public, project and infrastructure finance (PPIF)	79.1	64.5

Total external revenue	452.7	412.6
Intersegment royalty	17.1	16.0

Total	469.8	428.6

MA:
Research, data and analytics (RD&A)	119.5	109.6
Enterprise risk solutions (ERS)	48.1	43.2
Professional services	26.5	11.7

Total external revenue	194.1	164.5
Intersegment revenue	3.0	2.6

Total	197.1	167.1

Eliminations	(20.1)	(18.6)

Total MCO	$646.8	$577.1

Consolidated Revenue Information by Geographic Area:

	Three Months Ended March 31,
	2012	2011
United States	$344.0	$301.4

International:
EMEA	195.4	183.3
Other	107.4	92.4

Total International	302.8	275.7

Total	$646.8	$577.1

Total Assets by Segment:

	March 31, 2012				December 31, 2011
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$878.3	1,318.1	798.0	$2,994.4	$725.9	1,289.7	860.5	$2,876.1

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

NOTE 15. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The objective of this ASU is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this ASU change the wording used to describe current requirements in U.S. GAAP for measuring fair value and for financial statement disclosure about fair value measurements. Some of the amendments in the ASU clarify the FASB’s intent or change a particular principle or requirement pertaining to the application of existing fair value measurement requirements or for disclosing information about fair value measurements. The amendments in this ASU are required to be applied prospectively and are effective for fiscal years beginning after December 15, 2011. The Company has conformed to the new disclosures required in this ASU in this Form 10Q for the three months ended March 31, 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to show its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income”, which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. All other provisions of this ASU, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted all provisions that were not deferred as of March 31, 2012. The adoption of this ASU will not have any impact on the Company’s consolidated financial statements other than revising the presentation of the components of comprehensive income.

NOTE 16. SUBSEQUENT EVENTS

On April 16, 2012, the Board approved the declaration of a quarterly dividend of $0.16 per share of Moody’s common stock, payable on June 11, 2012 to shareholders of record at the close of business on May 21, 2012.

On April 18, 2012, the Company and certain of its subsidiaries entered into a five-year senior, unsecured revolving credit facility which is more fully discussed in Note 12.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 60 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) risk management software, (iv) quantitative credit risk measures, credit portfolio management solutions, training and financial credentialing and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s has two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes investor-oriented research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit related events. The RD&A business also produces and provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its enterprise risk solutions business (formerly referred to as risk management software), MA provides both economic and regulatory capital risk management software solutions as well as other credit risk management services. Within its professional services business it provides training, financial credentialing and certification services, credit portfolio management solutions, as well as outsourced research and analytical services to institutional investors.

Moody’s purchased Copal in November 2011 which is currently a separate reporting unit within MA and for which revenues are reported within the professional services LOB. The Company also purchased B&H in December 2011, which is currently part of the ERS reporting unit and LOB within MA.

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other post-retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2011, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Operating Segments

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) an immaterial operating segment that provides fixed income pricing services and credit research in the Asia Pacific region. The aforementioned immaterial operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business – corporate finance, structured finance, financial institutions and public, project and infrastructure finance – that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS (formerly RMS) and professional services. Additionally, in the first quarter of 2012, a division within the professional services LOB which provided various financial modeling services was transferred to the ERS LOB. Accordingly, the prior year revenue by LOB for MA has been reclassified to reflect the transfer of this division.

In the fourth quarter of 2011, subsidiaries of the Company acquired Copal and B&H. Copal is an outsourced research and consulting business. B&H is a provider of insurance risk management tools. B&H and Copal are part of the MA segment and their revenue is included in the ERS and professional services LOBs within MA, respectively.

The following is a discussion of the results of operations of these segments, including the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. The discussion also includes intersegment fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. Overhead charges and corporate expenses which exclusively benefit one segment are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource and information technology. Beginning on January 1, 2012, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segments usage of the overhead service. The refined methodology is reflected in the segment results for the three months ended March 31, 2012 and accordingly, the segment results for the prior year comparative period have been reclassified to conform to the new presentation.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

Executive Summary

Moody’s revenue for the three months ended March 31, 2012 totaled $646.8 million, an increase of $69.7 million compared to the same period in 2011 and reflected strong growth in both reportable segments. Excluding the unfavorable impact from changes in FX translation rates, revenue in the three months ended March 31, 2012 increased $73.9 million compared to 2011. Total expenses were $377.8 million, and increased $50.8 million compared to the first three months of 2011 with a majority of the increase resulting from higher headcount reflecting growth in the Company’s base business as well as additional personnel from the fourth quarter 2011 acquisitions of Copal and B&H . Operating income of $269.0 million in the first three months of 2012 increased $18.9 million compared to the same period in the prior year. Diluted EPS of $0.76 for the three months ended March 31, 2012 increased $0.09 over the prior year period.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable
	2012	2011	(Unfavorable)
Revenue:
United States	$344.0	$301.4	14%

International:
EMEA	195.4	183.3	7%
Other	107.4	92.4	16%

Total International	302.8	275.7	10%

Total	646.8	577.1	12%

Expenses:
Operating	185.5	160.8	(15%)
SG&A	168.8	148.5	(14%)
Depreciation and amortization	23.5	17.7	(33%)

Total	377.8	327.0	(16%)

Operating income	$269.0	$250.1	8%

Interest (expense) income, net	$(10.3)	$(18.2)	43%
Other non-operating (expense) income, net	$(0.1)	$3.3	(103%)
Net income attributable to Moody’s	$173.5	$155.5	12%

The table below shows Moody’s global staffing by geographic area:

	March 31,			% Change
	2012		2011
United States	2,511		2,348	7%
International	3,852		2,166	78%

Total	6,363	(1)	4,514	41%

(1)	Includes approximately 1,300 personnel from the acquisitions of Copal and B&H in the fourth quarter 2011, of which a significant portion are in low cost jurisdictions.

Global revenue of $646.8 million in the three months ended March 31, 2012 increased $69.7 million compared to the same period in 2011 reflecting strong growth in both reportable segments. The increase in ratings revenue compared to the three months ended March 31, 2011 reflects growth across all ratings LOBs, most notably from within CFG and PPIF. The growth in MA revenue reflects higher revenue across all LOBs, most notably in professional services which includes revenue from Copal which was acquired in the fourth quarter of 2011. Transaction revenue accounted for 49% of global MCO revenue in both of the three month periods ended March 31, 2012 and 2011.

U.S. revenue of $344.0 million increased $42.6 million over 2011, primarily reflecting strong public finance, investment-grade corporate debt and CREF rated issuance. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, the increase over the three months ended March 31, 2011 reflects strong growth in all LOBs within MA.

Non-U.S. revenue increased $27.1 million over 2011, reflecting strong growth in professional services revenue within MA, which was primarily due to the acquisition of Copal in the fourth quarter of 2011 coupled with higher revenue from rating investment-grade corporate debt as well as high-yield corporate bonds and bank loans. Changes in FX translation rates had an approximate $4 million unfavorable impact on non-U.S. revenue for the three months ended March 31, 2012.

Operating expenses were $185.5 million in the three months ended March 31, 2012, an increase of $24.7 million from the same period in 2011 and reflected an increase in both compensation and non-compensation costs. The increase in compensation costs of approximately $17 million reflects higher salaries and related employee benefits resulting from increases in headcount in both the MIS and MA segments, coupled with annual merit increases. The increase in compensation costs also reflects higher pension expense resulting from a decrease in the discount rates used to value the Company’s obligations and the amortization of prior years actuarial losses. The increase in non-compensation costs of approximately $7 million is primarily due to higher costs to support investment in IT infrastructure.

SG&A expenses of $168.8 million in the three months ended March 31, 2012 increased $20.3 million from the same period in 2011 and reflected increases in both compensation and non-compensation expenses. Compensation costs increased approximately $11 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in the corporate support areas of compliance and IT. The increase in compensation costs also reflects higher pension expense resulting from a decrease in the discount rates used to value the Company’s obligations and the amortization of prior years actuarial losses. Non-compensation expenses increased approximately $10 million over the prior year primarily reflecting higher professional service costs to support investment in IT infrastructure as well as higher variable costs to support business growth.

Depreciation and amortization of $23.5 million in the three months ended March 31, 2012 increased $5.8 million from the same period in 2011 reflecting higher amortization of: i) internal use software; and ii) intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating income of $269.0 million increased $18.9 million from the same period in 2011, reflecting the revenue growth of $69.7 million being partially offset by the 16% increase in operating expenses. Changes in FX translation rates had an immaterial impact on operating income in the three months ended March 31, 2012.

Interest (expense) income, net for the three months ended March 31, 2012 was ($10.3) million, a $7.9 million decrease in expense compared to the same period in 2011. This decrease is primarily due to an approximate $7 million reversal of interest on UTPs related to the settlement of state and local tax audits.

Other non-operating (expense) income, net was ($0.1) million in the three months ended March 31, 2012, a decrease in income of $3.4 million compared to the same period in 2011. The decrease is primarily due to FX losses of approximately $2 million in the three months ended March 31, 2012 compared to FX gains of approximately $2 million in the prior year period.

Moody’s ETR was 32.1% in the three month period ended March 31, 2012, down slightly from 33.2% in the first quarter 2011. The decrease was primarily due to benefits derived from international tax initiatives as well as a net benefit related to the settlement of state and local tax audits. These benefits were partially offset by other discrete tax items during the quarter.

Net Income for the first three months of 2012 was $173.5 million, or $0.76 per diluted share and increased $18.0 million, or $0.09 per diluted share, compared to the same period in 2011. The increase in EPS over the prior year reflects higher Net Income coupled with fewer diluted shares outstanding compared to the first three months of 2011.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable
	2012	2011	(Unfavorable)
Revenue:
Corporate finance (CFG)	$200.5	$181.8	10%
Structured finance (SFG)	94.3	89.4	5%
Financial institutions (FIG)	78.8	76.9	2%
Public, project and infrastructure finance (PPIF)	79.1	64.5	23%

Total external revenue	452.7	412.6	10%
Intersegment royalty	17.1	16.0	7%

Total MIS revenue	469.8	428.6	10%
Expenses:
Operating and SG&A (including intersegment expenses)	220.9	200.6	(10%)
Depreciation and amortization	11.2	8.7	(29%)

Total	232.1	209.3	(11%)

Operating income	$237.7	$219.3	8%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $452.7 million for the three months ended March 31, 2012 increased $40.1 million compared to 2011, reflecting growth in all ratings LOBs. The principal driver of the MIS revenue growth reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Also contributing to the growth were higher rated issuance volumes in U.S. PFG and investment-grade corporate debt. Additionally, there was growth in U.S. CREF issuance within SFG. Transaction revenue for MIS in both of the three month periods ended March 31, 2012 and 2011 was 62% of total revenue.

In the U.S., revenue was $259.2 million in the first quarter of 2012, an increase of $29.2 million, or 13% compared to the same period in 2011. The increase reflects the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher rated issuance volumes within public finance and investment-grade corporate debt. Additionally, there were higher rated issuance volumes in the CREF and ABS asset classes within SFG compared to the same period in 2011. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans compared to the same period in 2011.

Non-U.S. revenue was $193.5 million in the first three months of 2012, an increase of $10.9 million, or 6% compared to the same period in the prior year. The growth over the prior year period reflects higher rated issuance volumes for investment grade corporate debt, primarily from within the Latin America region, coupled with benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Changes in FX translation rates had an approximate $4 million unfavorable impact on non-U.S. MIS revenue in first three months of 2012.

Global CFG revenue of $200.5 million in the first three months of 2012 increased $18.7 million from the same period in 2011. The principal driver of the revenue growth reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The increase over the prior year also reflects strong growth in rated issuance volumes for investment-grade corporate bonds. The higher rated issuance volumes for investment-grade corporate debt largely reflected issuers taking advantage of the overall low interest rate environment to refinance existing borrowings. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans reflecting continued macroeconomic uncertainties in Europe. Transaction revenue represented 73% of total CFG revenue in the three months ended March 31, 2012, compared to 76% in the prior year period. In the U.S., revenue in the first quarter of 2012 was $130.0 million, or $9.3 million higher than the same period in 2011. Internationally, revenue of $70.5 million in the first quarter of 2012 increased $9.4 million compared to the same period in 2011. Unfavorable changes in FX translation rates had an approximate $2 million impact on international CFG revenue in the first three months of 2012.

Global SFG revenue of $94.3 million in the first three months of 2012 increased $4.9 million compared to the same period in 2011, primarily reflecting higher rated issuance volumes in CREF across most regions coupled with higher ABS rated issuance in the U.S. These increases were partially offset by declines in ABS rated issuance volumes in the EMEA region. The aforementioned increases resulted in transaction revenue increasing to 56% of total SFG revenue in the first quarter of 2012 compared to 54% in the prior year period. In the U.S., revenue of $47.1 million increased $6.1 million compared to the first quarter of 2011, reflecting strong growth in CMBS and REIT rated issuance volumes. The growth in these asset classes reflects the current low interest rate environment, favorable market conditions and increased investor appetite. The growth in CMBS rated issuance volumes also reflects increasing activity in bank conduit operations. Non-U.S. revenue in the first quarter of 2012 of $47.2 million decreased $1.2 million compared to the same period in the prior year. This decrease was primarily due to lower ABS issuance reflecting a strong comparative prior year period when issuers were requesting a second rating for these securities in the first quarter of 2011, which was a new requirement by the ECB to permit existing asset-backed securities to be used as collateral in Eurosystem credit operations. Unfavorable changes in FX translation rates had an approximate $1 million impact on international SFG revenue in the first quarter of 2012.

Global FIG revenue of $78.8 million in the first quarter of 2012 increased $1.9 million compared to the same period in 2011 with the increase due to the favorable impact of changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. These increases were partially offset by declines in insurance-related issuance both in the U.S. and internationally, as generally insurers currently have their desired capital structure in place. Transaction revenue was 38% of total FIG revenue in the first three months of 2012, compared to 43% in same period in 2011. In the U.S., revenue of $31.6 million for the first quarter of 2012 was flat compared to the same period in the prior year. Outside the U.S., revenue in the first quarter of 2012 was $47.2 million, or $1.7 million higher than in the prior year, and was primarily due to higher banking-related rated issuance in the Asia-Pacific region partially offset by the aforementioned declines in insurance-related rated issuance volumes. Unfavorable changes in FX translation rates had an approximate $1 million impact on international FIG revenue in the first quarter of 2012.

Global PPIF revenue was $79.1 million in the first quarter of 2012, an increase of $14.6 million compared to the same period in 2011, primarily reflecting increases in U.S. public and project finance rated issuance. Also contributing to the growth over the prior year period were the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Revenue generated from new transactions was 62% and 55% of total PPIF revenue in the first quarter of 2012 and 2011, respectively. In the U.S., revenue for the first three months of 2012 was $50.5 million and increased $13.6 million compared to the prior year primarily due to higher rated issuance volumes in PFG as well as project finance. The increase in rated issuance volumes within public finance reflects higher municipal bond issuance due to the resolution of many state budgets as well as a challenging prior year period when issuance had declined reflecting the expiration of the Build America Bond Program in the fourth quarter of 2010. Outside the U.S., PPIF revenue increased 4% compared to the first quarter of 2011 due to growth in infrastructure finance revenue in the Asia-Pacific region. Unfavorable changes in FX translation rates had an approximate $1 million impact on international PPIF revenue in the first three months of 2012.

Operating and SG&A expenses in the first quarter of 2012 increased $20.3 million compared to the same period in 2011 and reflected increases in compensation and non-compensation costs of approximately $13 million and $7 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases, headcount growth in the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. The increase in compensation costs also reflects higher pension expense resulting from a decrease in the discount rates used to value the Company’s obligations. The increase in non-compensation expenses primarily reflected higher costs resulting from the Company’s continued investment in improving IT infrastructure coupled with higher variable costs reflecting improving business conditions.

Depreciation and amortization of $11.2 million in the first three months of 2012 increased $2.5 million from the same period in 2011. This increase is primarily due to higher amortization for software developed or obtained for internal use.

Operating income in the first quarter of 2012 of $237.7 million, which includes intersegment royalty revenue and intersegment expenses, increased $18.4 million from the same period in 2011 and reflects the 10% increase in total MIS revenue outpacing the $22.8 million increase in total operating expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable
	2012	2011	(Unfavorable)
Revenue:
Research, data and analytics (RD&A)	$119.5	$109.6	9%
Enterprise risk solutions (ERS)	48.1	43.2	11%
Professional services	26.5	11.7	126%

Total external revenue	194.1	164.5	18%

Intersegment revenue	3.0	2.6	15%

Total MA revenue	197.1	167.1	18%

Expenses:
Operating and SG&A (including intersegment expenses)	153.5	127.3	(21%)
Depreciation and amortization	12.3	9.0	(37%)

Total	165.8	136.3	(22%)

Operating income	$31.3	$30.8	2%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $29.6 million compared to the first three months of 2011, with 55% of the growth generated internationally, and reflected revenue from Copal and B&H which were acquired in the fourth quarter of 2011. Recurring revenue comprised 80% of total MA revenue in the first quarter of 2012 compared to 83% in the same period of the prior year.

In the U.S., revenue of $84.8 million in the first quarter of 2012 increased $13.4 million, and reflected growth across all three LOBs. International revenue of $109.3 million for the first quarter of 2012 was $16.2 million higher than the same period in 2011, and reflected growth across all LOBs, most notably in professional services which includes revenue from the Copal acquisition completed in the fourth quarter of 2011.

Global RD&A revenue, which comprised over 60% of MA revenue in both the three months ended March 31, 2012 and 2011, increased $9.9 million over the prior year. The increase reflects greater demand for products that support analysis for investment and commercial credit applications. Global ERS revenue in the first three months of 2012 increased $4.9 million over the same period in 2011, due entirely to revenue from the acquisition of B&H in the fourth quarter of 2011. Revenue from the professional services LOB increased $14.8 million compared to the same period in 2011, with approximately 85% of the growth reflecting the acquisition of Copal in the fourth quarter of 2011 coupled with strong growth in the base business. Revenue in the ERS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the first three months of 2012, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $26.2 million compared to the same period in 2011 reflecting both higher compensation and non-compensation costs of approximately $16 million and $10 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases coupled with an increase in headcount relating to the acquisitions of Copal and B&H in the fourth quarter of 2011 as well as to support business growth. The increase in non-compensation costs reflects expenses related to the acquisitions of Copal and B&H which were acquired in the fourth quarter of 2011 as well as increases in certain variable costs, such as T&E, that are correlated with business growth.

Depreciation and amortization of $12.3 million in the first three months of 2012 increased $3.3 million from the same period in 2011 and reflected higher amortization related to intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating income of $31.3 million in the first three months of 2012, which includes intersegment revenue and expenses, increased slightly compared to the same period in 2011.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations and capital expenditures from operating cash flow. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2012	2011
Net cash provided by operating activities	$62.0	$200.9	$(138.9)
Net cash used in investing activities	$(13.6)	$(13.3)	$(0.3)
Net cash used in financing activities	$(7.0)	$(145.1)	$138.1

Net cash provided by operating activities

The $138.9 million decrease in net cash flows provided by operating activities reflected an increase in net income of $18.4 million, which was more than offset by the following items:

•	A payment of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits;

•

A $94.0 million decrease in cash flow from changes in accounts receivable balances primarily reflecting higher billings in both reportable segments. The higher accounts receivable balances in the ratings segment reflect higher investment-grade and public finance issuance compared to the prior year. The higher balances in MA primarily reflect the timing of billings for annual software maintenance fees as well as higher subscription renewals compared to the prior year. Approximately 28% and 27% of the Company’s accounts receivable balance at March 31, 2012 and 2011, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

Partially offset by:

•

A $42.8 million increase in cash flow reflecting higher deferred revenue balances. The increase in deferred revenue reflects a new fee structure within MIS where fees for certain ratings for frequent issuers are billed at the beginning of a program year. The increase also reflects higher subscription renewals in MA compared to the prior year period as well as the aforementioned timing of billings for annual software maintenance fees;

•	The remaining increase in cash flow of approximately $15 million is due to changes in various other assets and liabilities.

Net cash used in financing activities

The $138.1 million decrease in cash used in financing activities was attributed to:

•	Treasury shares repurchased of $127.6 million in the first quarter of 2011. There were no shares repurchased in the first three months of 2012;

•

Higher net proceeds from stock-based compensation plans of $15.7 million reflecting approximately 1 million more stock options exercised in the first quarter of 2012 compared to the same period in 2011;

Partially offset by,

•

Higher dividends paid of $9.4 million due to an increase in the March 2012 payout reflecting an increase in the Company’s quarterly dividend from 11.5 cents in the first quarter of 2011 to 16 cents per share of Moody’s common stock in the first quarter of 2012.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $814.7 million at March 31, 2012 consisted of approximately $634 million located outside of the U.S. The cash held in the Company’s non-U.S. operations contains approximately $522 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In April of 2012, the Board of Directors of the Company declared a quarterly dividend of $0.16 per share of Moody’s common stock, payable on June 11, 2012 to shareholders of a record at the close of business on May 21, 2012. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company expects to continue share repurchases in 2012 subject to available cash flow, market conditions and other capital allocation decisions. As of March 31, 2012, Moody’s had $0.9 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based the financial results of Copal subject to a floor exercise price of approximately $46 million. The carrying value of this redeemable noncontrolling interest was $69.4 million at March 31, 2012. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next three to six years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At March 31, 2012, Moody’s had $1.2 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of March 31, 2012 are approximately GBP 128 million, of which approximately GBP 7 million will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of March 31, 2012, including the aforementioned rent credits, are approximately $529 million, of which approximately $29 million will be paid during the next twelve months.

In April 2012, the Company made an approximate $18 million contribution to its funded pension plan and anticipates making payments of $2.6 million to its unfunded U.S. pension plans and $0.6 million to its other U.S. post retirement plans during the remainder of the year ended December 31, 2012.

Indebtedness

The following table summarizes total indebtedness:

	March 31, 2012	December 31, 2011
2007 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015, including fair value of interest rate swap of $8.2 million at 2012 and $11.5 million at 2011	308.2	311.5
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.7 million in both 2012 and 2011	497.3	497.3
2008 Term Loan, various payments through 2013	131.3	135.0

Total debt	1,236.8	1,243.8
Current portion	(99.4)	(71.3)

Total long-term debt	$1,137.4	$1,172.5

2012 Facility

On April 18, 2012, the Company and certain of its subsidiaries entered into a $1 billion five-year senior, unsecured revolving credit facility in an aggregate principal amount of $1 billion that expires in April 2017. The 2012 Facility replaces the $1 billion 2007 Facility that was scheduled to expire in September 2012. The proceeds from the 2012 Facility will be used for general corporate purposes, including, without limitation, support for the Company’s $1 billion commercial paper program, share repurchases and acquisition financings. Interest on borrowings under the facility is payable at rates that are based on LIBOR plus a premium that can range from 77.5 basis points to 120 basis points per annum of the outstanding amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2012 Facility. These quarterly fees can range from 10 basis points of the facility amount to 17.5 basis points, depending on the Company’s Debt/ EBITDA Ratio.

The 2012 Facility contains covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as set forth in the facility agreement. The 2012 Facility also contains a financial covenant that requires the Company to maintain a Debt to EBITDA Ratio of not more than 4 to 1 at the end of any fiscal quarter. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events constituting an event of default under the 2012 Facility, all loans outstanding under the facility (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the facility may be terminated.

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, expiring in September 2012. The 2007 Facility served, in part, to support the Company’s CP Program described below. Interest on borrowings was payable at rates that were based on LIBOR plus a premium that could range from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also paid quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility ranged from 4.0 to 10.0 basis points per annum of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also paid a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeded 50% of the total facility. The 2007 Facility contained certain covenants that, among other things, restricted the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contained financial covenants that, among other things, required the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. On April 18, 2012, the 2007 Facility was replaced by the 2012 Facility described above.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is supported by the Company’s 2012 Facility. The maturities of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par or, alternatively, sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) federal funds rate; (d) LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods.

Notes Payable

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at March 31, 2012 and December 31, 2011. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2012 (after March 31,)	$67.5	$—	$67.5
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0
2016	—	—	—

Total	$131.3	$300.0	$431.3

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

At March 31, 2012, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2012, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
Expense on borrowings	$(16.4)	$(16.4)
Income	1.3	1.0
Income (expense) on UTBs and other tax related liabilities (a)	5.0	(3.6)
Capitalized	(0.2)	0.8

Total interest expense, net	$(10.3)	$(18.2)

(a)	The 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$308.2	$315.7	$311.5	$316.5
Series 2007-1 Notes	300.0	332.4	300.0	332.7
2010 Senior Notes	497.3	536.0	497.3	525.6
2008 Term Loan	131.3	131.3	135.0	135.0

Total	$1,236.8	$1,315.4	$1,243.8	$1,309.8

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

Off-Balance Sheet Arrangements

At March 31, 2012, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose of variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2012:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$1,615.2	$161.7	$148.6	$399.5	$905.4
Operating lease obligations	836.3	72.9	128.1	105.4	529.9
Purchase obligations	116.6	57.1	49.9	9.6	—
Contingent consideration related to acquisitions(2)	3.3	0.5	0.3	2.5	—
Pension obligations(3)	106.1	21.3	9.8	11.4	63.6

Total(4)	$2,677.5	$313.5	$336.7	$528.4	$1,498.9

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, borrowings under the CP Program and the 2012 Facility, as described in Note 12 to the condensed consolidated financial statements
(2)	Reflects a $2.5 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016. Also includes $0.8 million in contingent consideration payments related to the November 2011 acquisition of Copal.
(3)	Reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded Post-Retirement Benefit Plans described in Note 11 to the condensed consolidated financial statements
(4)	The table above does not include the Company’s net long-term tax liabilities of $177.9 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. This amount is excluded as the exact amount of the payment is still uncertain. In addition, the table above does not include the following relating to the acquisition of Copal; (i) the $14.2 million note payable as described in Note 12 to the consolidated financial statements, (ii) approximately $6 million in contingent consideration payments and (iii) the $69.4 million Redeemable Noncontrolling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated

Dividends

On April 16, 2012, the Board approved the declaration of a quarterly dividend of $0.16 per share of Moody’s common stock, payable on June 11, 2012 to shareholders of record at the close of business on May 21, 2012.

2012 Outlook

Moody’s outlook for 2012 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ, Moody’s results for the year may differ materially from the current outlook. The Company’s guidance assumes foreign currency translation at end-of-quarter exchange rates.

Moody’s is reaffirming its EPS guidance for the full-year 2012 in the range of $2.62 to $2.72; however, certain components of 2012 guidance have been modified to reflect the Company’s current view of credit market conditions. For Moody’s overall, the Company now expects full-year 2012 revenue to grow in the low-double-digit percent range. Full-year 2012 expenses are now projected to increase in the low-double-digit percent range. Full-year 2012 operating margin is still projected to be approximately 39 percent. The effective tax rate is still expected to be approximately 33 percent. The Company still expects diluted earnings per share for full-year 2012 in the range of $2.62 to $2.72 but now expects to be toward the upper end of the range.

For the global MIS business, revenue for full-year 2012 is now expected to increase in the mid- to high-single-digit percent range. Within the U.S., MIS revenue is still expected to increase in the low-double-digit percent range, while non-U.S. revenue is now expected to increase in the low-single-digit percent range. Corporate finance revenue is now forecasted to grow in the low-double-digit percent range. Revenue from each of structured finance and financial institutions is now expected to be flat to slightly up, while public, project and infrastructure finance revenue is now expected to increase in the mid-teens percent range.

For MA, full-year 2012 revenue is still expected to increase in the high-teens percent range both inside and outside the U.S. Revenue growth is still projected in the mid-single-digit percent range for RD&A and in the low 20’s percent range for ERS, reflecting growth in the core business as well as the December 2011 acquisition of B&H. Professional services revenue is now projected to grow by approximately 80%, inclusive of revenue from the late 2011 acquisition of a majority stake in Copal Partners and continued growth in MA’s existing training and education businesses.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The objective of this ASU is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this ASU change the wording used to describe current requirements in U.S. GAAP for measuring fair value and for financial statement disclosure about fair value measurements. Some of the amendments in the ASU clarify the FASB’s intent or change a particular principle or requirement pertaining to the application of existing fair value measurement requirements or for disclosing information about fair value measurements. The amendments in this ASU are required to be applied prospectively and are effective for fiscal years beginning after December 15, 2011. The Company has conformed to the new disclosures required in this ASU in this Form 10Q for the three months ended March 31, 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to show its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income”, which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. All other provisions of this ASU, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted all provisions that were not deferred as of March 31, 2012. The adoption of this ASU will not have any impact on the Company’s consolidated financial statements other than revising the presentation of the components of comprehensive income.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2012, Moody’s has recorded liabilities for Legacy Tax Matters totaling $55.5 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of March 31, 2012, Moody’s liability with respect to this matter totaled $53.5 million.

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

In the EU, in 2009, the European Parliament passed a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and are used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. The EU Regulation became fully effective in September 2010. MIS applied for registration in August 2010 and was granted registration in October 2011. In addition, the European Securities and Markets Authority (ESMA) was established in January 2011 and has had direct supervisory responsibility for the registered CRA industry in the EU since July 2011. In March 2012, ESMA published a report on its supervision of CRAs, which summarized the results of ESMA’s first examinations of MIS, Fitch Ratings and S&P. ESMA’s report includes a series of recommendations for enhanced or changed practices among all of the examined CRAs. The report did not publicly link any specific CRA with respect to particular findings by ESMA. As of the date of its report, ESMA had not determined whether any of its observations constituted a breach of the provisions of the EU Regulation, ESMA reserved its right to identify specific regulatory breaches at a later stage.

The regulatory framework of the CRA industry continues to be discussed in the European Union.

In November 2011, the European Commission issued proposed amendments to its existing regulations. If enacted as proposed, the revised regulations, among other things, would:

•	impose various additional procedural requirements with respect to ratings of sovereign issuers;

•	require member states to adopt laws imposing liability on CRAs for an intentional or grossly negligent failure to abide by the applicable regulations;

•	potentially impose a greater burden of proof on CRAs accused of failing to abide by applicable regulations;

•	impose mandatory rotation requirements on CRAs hired by issuers of securities, thereby limiting the number of years a CRA can issue ratings for securities of a particular issuer;

•	enhance ESMA’s role in reviewing rating methodologies;

•	impose additional procedural and substantive requirements on the pricing of services; and

•	restrict a CRA from rating any issuer or security held by any entity that owns, directly or indirectly, 10% or more of the CRA.

The proposal is now under discussion by both the European Parliament and the Council of European Finance Ministers. Both bodies are in the process of introducing and debating amendments to the text, and in the next stages of the legislative process each will finalize its own version of the proposal. The Parliament, Council and Commission must then confer and agree on a final compromise text. The Company expects this process may take from four to eight months, during which time Moody’s will continue to consult with relevant authorities and market participants as to the impact of the specific proposals on the financial markets, issuers and investors.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2012 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 39 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the recently enacted Financial Reform Act and anticipated regulations resulting from that law; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation, and potential EU regulations, modifying the pleading and liability standards applicable to credit rating agencies in a manner adverse to rating agencies; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2011, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk since December 31, 2011. For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the communication to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes since December 31, 2011 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December  31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2012

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1 - 31	—	$—	—	$873.8 million
February 1 - 28	—	$—	—	$873.8 million
March 1 - 31	334,965	$—	—	$873.8 million

Total	334,965	$—	—

(1)	Includes the surrender to the Company of 334,965 shares of common stock in March to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the first quarter of 2012, Moody’s issued 2.6 million shares under employee stock-based compensation plans.

Item 5. Other Information

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 14-14037, filed February 25, 2008).

10

.1	Five-Year Credit Agreement dated as of April 18, 2012, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and RBS Citizens, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed April 24, 2012).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

. 1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 1, 2012

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)