Form 10-Q
period 2012-06-30
MOODYS CORP /DE/
filed 2012-07-30
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2012
Common Stock, par value $0.01 per share	222.3 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

TERM	DEFINITION
CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA (formerly RMS); which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Market Authority

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Eurosystem	The monetary authority of the Eurozone, the collective of European Union member states that have adopted the euro as their sole official currency. The Eurosystem consists of the European Central Bank and the central banks of the member states that belong to the Eurozone

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance minister and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

TERM	DEFINITION
G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and ECB

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

Indenture	Indenture and supplemental indenture dated August 19, 2010, relating to the 2010 Senior Notes

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

KIS	Korea Investors Service; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, and 2010 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

TERM	DEFINITION
Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Post-Retirement Plans	Moody’s funded and unfunded pension plans, the post-retirement healthcare plans and post-retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable	Represents minority shareholders’ interest in entities which are controlled but not

Noncontrolling Interest	wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA, which provides both economic and regulatory capital risk management software and implementation services. Now referred to as “ERS”

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

TERM	DEFINITION
2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$640.8	$605.2	$1,287.6	$1,182.3

Expenses
Operating	180.6	170.5	366.1	331.3
Selling, general and administrative	159.6	142.9	328.4	291.4
Depreciation and amortization	22.1	21.8	45.6	39.5
Restructuring	—	(0.1)	—	(0.1)

Total expenses	362.3	335.1	740.1	662.1

Operating Income	278.5	270.1	547.5	520.2

Non-operating (expense) income, net
Interest expense, net	(16.6)	(14.1)	(26.9)	(32.3)
Other non-operating income (expense), net	2.7	8.2	2.6	11.5

Total non-operating (expense) income, net	(13.9)	(5.9)	(24.3)	(20.8)

Income before provisions for income taxes	264.6	264.2	523.2	499.4
Provision for income taxes	88.9	73.5	172.0	151.6

Net income	175.7	190.7	351.2	347.8
Less: Net income attributable to noncontrolling interests	3.2	1.7	5.2	3.3

Net income attributable to Moody’s	$172.5	$189.0	$346.0	$344.5

Earnings per share attributable to Moody’s common shareholders
Basic	$0.77	$0.83	$1.55	$1.51

Diluted	$0.76	$0.82	$1.52	$1.49

Weighted average number of shares outstanding
Basic	223.9	228.2	223.7	228.6

Diluted	227.2	231.5	227.3	231.4

Dividends declared per share attributable to Moody’s common shareholders	$0.16	$0.14	$0.16	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Net income		$175.7		$190.7		$351.2		$347.8
Foreign currency translation adjustments		(37.9)		13.3		(9.3)		36.2
Cash flow and net investment hedges, net of tax:
Net unrealized losses on cash flow and net investment hedges (1)	(1.5)		(0.4)		(1.6)		(0.4)
Reclassification of losses included in net income (2)	0.7	(0.8)	0.8	0.4	1.3	(0.3)	1.5	1.1

Pension and Other Post-Retirement Benefits, net of tax:

Amortization of actuarial losses and prior service costs included in net income (3)	1.3		0.9		3.0		1.7
Net actuarial losses and prior service costs (4)	(5.6)	(4.3)	(3.3)	(2.4)	(5.6)	(2.6)	(3.3)	(1.6)

Comprehensive income		132.7		202.0		339.0		383.5

Less: comprehensive income attributable to noncontrolling interests		2.3		2.1		6.3		4.1

Comprehensive income attributable to Moody’s		$130.4		$199.9		$332.7		$379.4

(1)	Amounts are net of income taxes of $1.0 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $1.1 million and $0.3 million for the six months ended June 30, 2012 and 2011 respectively.
(2)	Amounts are net of income taxes of $0.4 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2012 and 2011 respectively.
(3)	Amounts are net of income taxes of $0.9 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $2.0 million and $1.2 million for the six months ended June 30, 2012 and 2011 respectively.
(4)	Amounts are net of income taxes of $3.9 million for both periods ending June 30, 2012 and $2.4 million for both periods ending June 30, 2011.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, expect share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$824.1	$760.0
Short-term investments	15.4	14.8
Accounts receivable, net of allowances of $30.0 in 2012 and $28.0 in 2011	530.5	489.8
Deferred tax assets, net	39.6	82.2
Other current assets	109.8	77.6

Total current assets	1,519.4	1,424.4
Property and equipment, net of accumulated depreciation of $286.6 in 2012 and $258.2 in 2011	317.4	326.8
Goodwill	638.1	642.9
Intangible assets, net	238.0	253.6
Deferred tax assets, net	150.9	146.4
Other assets	100.1	82.0

Total assets	$2,963.9	$2,876.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$300.1	$452.3
Unrecognized tax benefits	—	90.0
Current portion of long-term debt	127.5	71.3
Deferred revenue	567.6	520.4

Total current liabilities	995.2	1,134.0
Non-current portion of deferred revenue	94.6	97.7
Long-term debt	1,110.8	1,172.5
Deferred tax liabilities, net	59.1	49.6
Unrecognized tax benefits	130.0	115.4
Other liabilities	395.4	404.8

Total liabilities	2,785.1	2,974.0
Contingencies (Note 14)
Redeemable noncontrolling interest	70.5	60.5

Shareholders’ equity(deficit):
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2012 and December 31, 2011, respectively.	3.4	3.4
Capital surplus	367.8	394.5
Retained earnings	4,486.3	4,176.1
Treasury stock, at cost; 120,619,040 and 120,462,232 shares of common stock at June 30, 2012 and December 31, 2011, respectively	(4,637.6)	(4,635.5)
Accumulated other comprehensive loss	(120.8)	(107.5)

Total Moody’s shareholders’ equity (deficit)	99.1	(169.0)
Noncontrolling interests	9.2	10.6

Total shareholders’ equity (deficit)	108.3	(158.4)

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$2,963.9	$2,876.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$351.2	$347.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	45.6	39.5
Stock-based compensation expense	29.9	30.3
Deferred income taxes	47.5	5.8
Excess tax benefits from stock-based compensation plans	(9.2)	(5.9)
Legacy Tax Matters	—	(6.4)
Changes in assets and liabilities:
Accounts receivable	(40.5)	11.2
Other current assets	(32.4)	71.6
Other assets	(3.2)	(1.3)
Accounts payable and accrued liabilities	(115.8)	(78.0)
Restructuring	—	(0.2)
Deferred revenue	45.6	20.5
Unrecognized tax benefits	(73.9)	6.4
Other liabilities	(9.3)	4.6

Net cash provided by operating activities	235.5	445.9

Cash flows from investing activities
Capital additions	(21.9)	(35.6)
Purchases of short-term investments	(24.7)	(16.6)
Sales and maturities of short-term investments	24.2	18.9
Cash paid for acquisitions	(3.5)	(7.1)

Net cash used in investing activities	(25.9)	(40.4)

Cash flows from financing activities
Repayments of notes	(7.5)	(3.8)
Net proceeds from stock-based compensation plans	34.9	35.1
Cost of treasury shares repurchased	(100.0)	(127.6)
Excess tax benefits from stock-based compensation plans	9.2	5.9
Payment of dividends	(71.6)	(58.2)
Payment of dividends to noncontrolling interests	(4.5)	(4.5)
Contingent consideration paid	(0.5)	—
Debt issuance costs and related fees	(2.5)	—

Net cash used in financing activities	(142.5)	(153.1)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	26.5

Net increase in cash and cash equivalents	64.1	278.9
Cash and cash equivalents, beginning of the period	760.0	659.6

Cash and cash equivalents, end of the period	$824.1	$938.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s has two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its ERS business (formerly referred to as RMS), MA provides software solutions as well as related risk management services. The professional services business provides outsourced research and analytical services along with financial training and certification programs.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following outlines changes to the Company’s accounting policy regarding long-lived assets, including goodwill and other acquired intangible assets since the Company’s last Form 10K filed with the SEC for the year ended December 31, 2011. All other provisions as outlined in the summary of significant accounting policies for this policy and all other significant accounting policies described in the Form 10-K for the year ended December 31, 2011 remain unchanged.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Moody’s has historically evaluated its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of November 30 or more frequently if impairment indicators arose in accordance with ASC Topic 350. In the second quarter of 2012, the Company changed the date of its annual assessment of goodwill impairment to July 31 of each year. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment is more closely aligned with the Company’s strategic planning process. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each July 31 of prior reporting periods without the use of hindsight. As such, the Company has prospectively applied the change in annual goodwill impairment testing date beginning in the second quarter of 2012.

At November 30, 2011, the date of the Company’s last impairment assessment, Moody’s had six primary reporting units: one in MIS that encompassed all of Moody’s ratings operations and five reporting units within MA: RD&A, ERS (formerly RMS), training, CSI and Copal. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The training reporting unit consisted of the portion of the MA business that offers both credit training as well as other professional development training. In November 2010, the Company acquired CSI, which was assessed separately as its own reporting unit for the annual goodwill impairment assessment as of November 30, 2011 as the entity had not yet been integrated with one of the aforementioned MA reporting units. CSI was integrated with the training reporting during the second quarter of 2012 to form the Financial Services Training and Certification reporting unit. In the fourth quarter of 2011, the Company acquired Copal and B&H, for which Copal is deemed to be a separate reporting unit and B&H is part of the ERS reporting unit.

NOTE 3. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock compensation cost	$14.9	$14.3	$29.9	$30.3
Tax benefit	$5.4	$5.6	$10.8	$11.2

During the first half of 2012, the Company granted 0.5 million employee stock options, which had a weighted average grant date fair value of $15.19 per share based on the Black-Scholes option-pricing model. The Company also granted 1.3 million shares of restricted stock in the first half of 2012, which had a weighted average grant date fair value of $38.62 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.3 million shares of restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $36.78 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2012:

Expected dividend yield	1.66%
Expected stock volatility	44%
Risk-free interest rate	1.55%
Expected holding period	7.4 yrs
Grant date fair value	$15.19

Unrecognized compensation expense at June 30, 2012 was $19.4 million and $75.9 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.8 years, respectively. Additionally, there was $18.0 million of unrecognized compensation expense relating to the aforementioned non-market based performance awards which is expected to be recognized over a weighted average period of 1.0 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended
	June 30,
	2012	2011
Stock option exercises:
Proceeds from stock option exercises	$46.7	$39.6
Aggregate intrinsic value	$26.6	$19.3
Tax benefit realized upon exercise	$10.1	$7.7

	Six Months Ended June 30,
	2012	2011
Restricted stock vesting:
Fair value of shares vested	$37.5	$18.8
Tax benefit realized upon vesting	$13.2	$7.0

NOTE 4. INCOME TAXES

Moody’s effective tax rate was 33.6% and 27.8% for the three months ended June 30, 2012 and 2011, respectively and 32.9% and 30.4% for the six months ended June 30, 2012 and 2011, respectively. The increase in the effective tax was primarily due to a beneficial adjustment in UTPs in the second quarter of 2011 resulting from a foreign tax ruling, partially offset by a smaller tax benefit in 2012 resulting from tax audit settlements.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an overall increase in its UTPs of $7.6 million ($5.2 million net of federal tax benefit) during the second quarter of 2012 and an overall decrease in its UTPs during the first six months of 2012 of $75.4 million ($45.5 million net of federal benefits). The six month decrease is due to the settlement of income tax audits in the period.

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

The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2012	2011
Income Taxes Paid *	$235.0	$115.8

*	Includes approximately $92 million in payments for tax audit settlements in the first quarter of 2012.

NOTE 5. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic	223.9	228.2	223.7	228.6
Dilutive effect of shares issuable under stock-based compensation plans	3.3	3.3	3.6	2.8

Diluted	227.2	231.5	227.3	231.4

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	7.2	9.4	7.1	11.6

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2012 and 2011. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 6. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to eight months and one month to seven months as of June 30, 2012 and December 31, 2011, respectively. Interest and dividends are recorded into income when earned.

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

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is reported in other assets at June 30, 2012 and December 31, 2011 in the Company’s consolidated balance sheets with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net, in the Company’s consolidated statement of operations.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 13. These interest rate swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps are recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts are reclassified to earnings in the same period during which the hedged transaction affects income. The fair value of the swaps is reported in other liabilities in the Company’s consolidated balance sheets at June 30, 2012 and December 31, 2011.

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

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the entity’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the entity’s functional currency. These contracts have expiration dates at various times through September 2012.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2012	December 31, 2011
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$29.2	$27.5
Contracts to sell USD for euros	$46.5	$47.7
Contracts to purchase USD with GBP	$3.3	$2.4
Contracts to sell USD for GBP	$—	$17.6
Contracts to purchase USD with other foreign currencies	$5.3	$3.2
Contracts to sell USD for other foreign currencies	$5.7	$7.6
Contracts to purchase euros with other foreign currencies	€12.4	€13.6
Contracts to purchase euros with GBP	€1.6	€1.6
Contracts to sell euros for GBP	€14.6	€7.2

Net Investment Hedges

In June 2012, the Company entered into foreign currency forward contracts to hedge the exposure related to non-U.S. Dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations. As of June 30, 2012 the Company does not expect to incur any ineffectiveness. Accordingly, all gains and losses on these derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI. These contracts expire on September 4, 2012.

The following table summarizes the notional amounts of the Company’s foreign exchange forward contracts that are designated as net investment hedges:

	June 30, 2012	December 31, 2011
Notional amount of Currency Pair:
Contracts to sell euros for USD	€50.0	N/A

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives Instruments	Balance Sheet Location	June 30, 2012	December 31, 2011
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$13.5	$11.5

Total derivatives designated as accounting hedges		13.5	11.5
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1.6	1.1

Total assets		$15.1	$12.6

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$2.5	$4.5
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	1.5	—

Total derivatives designated as accounting hedges		4.0	4.5
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.3	2.3

Total liabilities		$4.3	$6.8

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedge:

		Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as accounting hedges	Location on Income Statement	2012	2011	2012	2011
Interest rate swaps	Interest expense, net	$0.9	$1.0	$1.7	$2.1

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating (expense) income	$(1.4)	$(0.7)	$(0.4)	$2.5

The following table provides information on gains/(losses) on the Company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011		2012	2011
FX options	$—	$—	Revenue	$—	$—	Revenue	$—	$—
Interest rate swaps	—	(0.4)	Interest Expense	(0.7)	(0.6)	N/A	—	—

Total	$—	$(0.4)		$(0.7)	$(0.6)		$—	$—

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011
FX options	$—	$—	Revenue	$—	$(0.2)	Revenue	$—	$—
Interest rate swaps	(0.1)	(0.4)	Interest Expense	(1.3)	(1.3)	N/A	—	—

Total	$(0.1)	$(0.4)		$(1.3)	$(1.5)		$—	$—

All gains and losses on derivatives designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for FX options and into interest expense, net for the interest rate swaps) as the underlying transaction is recognized.

The following table provides information on gains/(losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011		2012	2011
FX forwards	$(1.5)	$—	N/A	$—	$—	N/A	$—	$—

Total	$(1.5)	$—		$—	$—		$—	$—

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011
FX forwards	$(1.5)	$—	N/A	$—	$—	N/A	$—	$—

Total	$(1.5)	$—		$—	$—		$—	$—

All gains and losses on derivatives designated as net investment hedges are recognized in the translation adjustment component of AOCI.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	June 30, 2012	December 31, 2011
FX forwards on net investment hedges	$(1.5)	$—
Interest rate swaps (1)	(1.8)	(3.0)

Total	$(3.3)	$(3.0)

(1)

The unrecognized hedge losses relating to the cash flow hedges on the 2008 Term Loan are expected to be reclassified into earnings within the next twelve months as the underlying hedge ends with the full repayment of the Term Loan in the first half of 2013.

NOTE 8. ACQUISITIONS

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

Current assets include acquired cash of approximately $10 million. Goodwill will not be deductible for tax. B&H operates within the ERS reporting unit and goodwill associated with the acquisition was part of the ERS reporting unit within the MA segment as of the acquisition date.

The near term impact to operations and cash flow from this acquisition is not expected to be material to the Company’s consolidated financial statements.

Copal Partners

On November 4, 2011, subsidiaries of the Company acquired a 67% interest in Copal Partners Limited and a 100% interest in two related entities that were wholly-owned by Copal Partners Limited (together herein referred to as “Copal”). These acquisitions resulted in the Company obtaining an approximate 75% economic ownership interest in the Copal group of companies. Copal is a provider of outsourced research and consulting services to the financial services industry. Copal operates within the professional services LOB of MA and complements the other products and services offered by MA. The table below details the total consideration transferred to the sellers of Copal:

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

Additionally, as part of the consideration transferred, the Company issued a note payable of $14.2 million to the sellers which is more fully discussed in Note 13. The Company has a right to reduce the amount payable under this note with payments that it may be required to make relating to certain UTPs associated with the acquisition. Accordingly, this note payable is not carried on the consolidated balance sheet as of June 30, 2012 and December 31, 2011 in accordance with certain indemnification arrangements relating to these UTP’s which are more fully discussed below.

Also, the purchase agreement contains several different provisions for contingent cash payments to the sellers valued at $6.8 million at the acquisition date. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the acquired Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the aforementioned put/call option to revenue and EBITDA in the year ended December 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent payment arrangement. Payments under this arrangement, if any, would be made upon the exercise of the put/call option. Other contingent cash payments are based on the achievement of revenue targets for 2012 and 2013, with certain limits on the amount of revenue that can be applied to the calculation of the contingent payment. Each of these contingent payments has a maximum payout of $2.5 million. Further information on the inputs and methodologies utilized to derive the fair value of these contingent consideration liabilities are discussed in Note 10.

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed:

Current assets		$15.5
Property and equipment, net		0.5
Intangible assets:
Trade name (15 year weighted average life)	$8.6
Client relationships (16 year weighted average life)	66.2
Other (2 year weighted average life)	4.4

Total intangible assets (15 year weighted average life)		79.2
Goodwill		139.6
Indemnification asset		18.8
Other assets		6.6
Liabilities assumed		(60.4)

Net assets acquired		$199.8

Current assets include acquired cash of approximately $7 million. The acquired goodwill, which has been assigned to the MA segment, will not be deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTPs. These UTPs are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these UTPs. Under the terms of the acquisition agreement, a portion of the purchase price was remitted to an escrow agent for various uncertainties associated with the transaction of which a portion relates to these UTPs. Additionally, the Company is contractually indemnified for payments in excess of the amount paid into escrow via a reduction to the amount payable under the aforementioned note payable issued to the sellers. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at June 30, 2012 and December 31, 2011 for which a portion has been offset by the note payable in the amount of $14.2 million.

As of June 30, 2012, Copal operates as its own reporting unit. Accordingly, goodwill associated with the acquisition is part of the Copal reporting unit within the MA segment. Copal will remain a separate reporting unit until MA management completes its evaluation of options for integrating the entity into the other MA reporting units.

The near term impact to operations and cash flow from this acquisition is not expected to be material to the Company’s consolidated financial statements.

KIS Pricing, Inc.

On May 6, 2011, a subsidiary of the Company acquired a 16% additional direct equity investment in KIS Pricing, which is a consolidated subsidiary of the Company, from a shareholder with a non-controlling interest in the entity. The additional interest adds to the Company’s existing indirect ownership of KIS Pricing through its controlling equity stake in Korea Investors Service (KIS). The aggregate purchase price was not material and the near term impact to operations and cash flow is not expected to be material. KIS Pricing is part of the MA segment.

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2012			Year ended December 31, 2011
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning Balance	$11.0	$631.9	$642.9	$11.4	$454.1	$465.5
Additions/adjustments	—	(1.7)	(1.7)	—	198.5	198.5
FX translation	—	(3.1)	(3.1)	(0.4)	(20.7)	(21.1)

Ending balance	$11.0	$627.1	$638.1	$11.0	$631.9	$642.9

The 2012 and 2011 additions/adjustments for the MA segment in the table above relate to the acquisitions of Copal and B&H in the fourth quarter of 2011, more fully discussed in Note 8.

Acquired intangible assets and related amortization consisted of:

	June 30, 2012	December 31, 2011
Customer relationships	$216.5	$217.9
Accumulated amortization	(65.4)	(58.6)

Net customer relationships	151.1	159.3

Trade secrets	31.4	31.3
Accumulated amortization	(14.7)	(13.4)

Net trade secrets	16.7	17.9

Software	70.7	70.9
Accumulated amortization	(28.7)	(25.1)

Net software	42.0	45.8

Trade names	28.2	28.1
Accumulated amortization	(9.6)	(9.0)

Net trade names	18.6	19.1

Other	24.6	24.6
Accumulated amortization	(15.0)	(13.1)

Net other	9.6	11.5

Total acquired intangible assets, net	$238.0	$253.6

Other intangible assets primarily consist of databases and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization expense	$7.1	$4.8	$14.4	$9.6

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2012 (after June 30,)	$13.9
2013	27.1
2014	22.0
2015	20.6
2016	19.3
Thereafter	135.1

Intangible assets are reviewed for recoverability whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Goodwill is analyzed for impairment annually or more frequently if circumstances indicate the assets may be impaired. For the three and six months ended June 30, 2012 and 2011, there were no impairments to goodwill or intangible assets.

NOTE 10 FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	Fair Value Measurement as of June 30, 2012
Description	Balance	Level 1	Level 2	Level 3
Assets:
Derivatives (a)	$15.1	$—	$15.1	$—

Total	$15.1	$—	$15.1	$—

Liabilities:
Derivatives (a)	$4.3	$—	$4.3	$—
Contingent consideration arising from acquisitions (b)	6.4	—	—	6.4

Total	$10.7	$—	$4.3	$6.4

	Fair Value Measurement as of December 31, 2011
Description	Balance	Level 1	Level 2	Level 3
Assets:
Derivatives (a)	$12.6	$—	$12.6	$—

Total	$12.6	$—	$12.6	$—

Liabilities:
Derivatives (a)	$6.8	$—	$6.8	$—
Contingent consideration arising from acquisitions (b)	9.1	—	—	9.1

Total	$15.9	$—	$6.8	$9.1

(a)	Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non-U.S. dollar net investments in certain foreign subsidiaries as more fully described in Note 7 to the financial statements
(b)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions which are more fully discussed in Note 8 to the consolidated financial statements

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Six Months Ended June 30,
	2012	2011
Balance as of January 1	$9.1	$2.1
Purchases	—	—
Issuances	—	—
Settlements	(0.5)	—
Total gains (realized and unrealized):
Included in earnings	(2.5)	—
Included in other comprehensive income	—	—
Transfer in and/or out of Level 3	—	—
Foreign currency translation adjustments	0.3	0.1

Balance as of June 30	$6.4	$2.2

The gains included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statement of operations. These gains relate to contingent consideration obligations outstanding at June 30, 2012.

Of the $6.4 million in contingent consideration obligations as of June 30, 2012, $0.3 million is classified within accounts payable and accrued liabilities with the remaining $6.1 million classified in other liabilities within the Company’s consolidated balance sheet.

The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts and contingent consideration obligations:

Derivatives:

In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Contingent consideration:

At June 30, 2012, the Company has contingent consideration obligations related to the acquisitions of CSI and Copal which are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the

Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At June 30, 2012, the Company expects that this milestone will be reached by the aforementioned date.

There are several contingent consideration obligations relating to the acquisition of Copal which are more fully discussed in Note 8. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for these obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date. The most significant unobservable input involved in the measurement of these obligations is the projected future financial results of the applicable Copal entities. Also, for the portion of the obligations which are dependent upon the exercise of the call/put option, the Company has utilized a Monte Carlo simulation model to estimate when the option will be exercised, thus triggering the payment of contingent consideration.

A significant increase or decrease in any of the aforementioned significant unobservable inputs related to the fair value measurement of the Company’s contingent consideration obligations would result in a significantly higher or lower reported fair value for these obligations.

NOTE 11 . OTHER BALANCE SHEET INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2012	December 31, 2011
Other current assets:
Prepaid taxes	$63.2	$27.6
Prepaid expenses	39.0	44.6
Other	7.6	5.4

Total other current assets	$109.8	$77.6

	June 30, 2012	December 31, 2011
Other assets:
Investments in joint ventures	$44.2	$37.2
Deposits for real-estate leases	11.7	12.2
Other	44.2	32.6

Total other assets	$100.1	$82.0

	June 30, 2012	December 31, 2011
Accounts payable and accrued liabilities:
Salaries and benefits	$64.9	$73.8
Incentive compensation	54.7	114.1
Profit sharing contribution	—	7.1
Customer credits, advanced payments and advanced billings	24.0	17.6
Dividends	2.5	38.2
Professional service fees	49.2	50.5
Interest accrued on debt	15.4	15.1
Accounts payable	18.0	16.4
Income taxes	18.7	23.4
Restructuring	0.2	0.2
Deferred rent-current portion	2.2	1.7
Pension and other post retirement employee benefits	3.8	3.8
Interest accrued on UTPs	—	29.7
Other	46.5	60.7

Total accounts payable and accrued liabilities	$300.1	$452.3

	June 30, 2012	December 31, 2011
Other liabilities:
Pension and other post retirement employee benefits	$189.1	$187.5
Deferred rent-non-current portion	109.4	108.8
Interest accrued on UTPs	8.0	11.8
Legacy and other tax matters	53.8	52.6
Other	35.1	44.1

Total other liabilities	$395.4	$404.8

Redeemable Noncontrolling Interest:

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
(in millions)	Redeemable Noncontrolling Interest
Balance January 1,	$60.5	$—
Fair value at date of acquisition	—	68.0
Adjustment due to right of offset for UTPs *	6.8	(6.8)
Net earnings	1.6	1.0
Distributions	—	—
FX translation	1.6	(1.7)

Balance	$70.5	$60.5

*	Relates to an adjustment for the right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement is reduced by the amount of UTPs that the Company may be required to pay. See Note 8 for further detail on this arrangement.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
(in millions)	Non-Redeemable Noncontrolling Interest
Balance January 1,	$10.6	$11.2
Net Income	3.6	5.6
Dividends	(4.5)	(5.1)
Purchase of KIS Pricing shares from noncontrolling interest	—	(1.0)
Currency translation adjustment	(0.5)	(0.1)

Balance	$9.2	$10.6

AOCI:

The following table summarizes the components of the Company’s AOCI:

(in millions)	June 30, 2012	December 31, 2011
Currency translation adjustments, net of tax	$(33.6)	$(23.3)
Net actuarial loses and net prior service cost related to Post-retirement plans, net of tax	(83.9)	(81.2)
Unrealized losses on cash flow and net investment hedges, net of tax	(3.3)	(3.0)

Total accumulated other comprehensive loss	$(120.8)	$(107.5)

NOTE 12. PENSION AND OTHER POST-RETIREMENT BENEFITS

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

The components of net periodic benefit expense related to the Post-Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Post- Retirement Plans
	2012	2011	2012	2011
Components of net periodic expense
Service cost	$5.0	$3.9	$0.4	$0.3
Interest cost	3.3	3.4	0.2	0.2
Expected return on plan assets	(3.1)	(3.0)	—	—
Amortization of net actuarial loss from earlier periods	2.1	1.4	—	0.1
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—

Net periodic expense	$7.4	$5.8	$0.6	$0.6

	Six Months Ended June 30,
	Pension Plans		Other Post- Retirement Plans
	2012	2011	2012	2011
Components of net periodic expense
Service cost	$9.5	$7.6	$0.7	$0.6
Interest cost	6.5	6.6	0.4	0.4
Expected return on plan assets	(6.2)	(6.0)	—	—
Amortization of net actuarial loss from earlier periods	4.6	2.5	0.1	0.1
Amortization of net prior service costs from earlier periods	0.3	0.3	—	—

Net periodic expense	$14.7	$11.0	$1.2	$1.1

The Company contributed $17.8 million to its U.S. funded pension plan and made payments of $1.3 million related to its unfunded U.S. DBPPs and $0.3 million to its U.S. other post-retirement plans, respectively during the six months ended June 30, 2012. The Company presently anticipates making additional payments of $2.0 million related to its unfunded U.S. DBPPs and $0.3 million to its U.S. other post-retirement plans during the remainder of 2012.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30,	December 31,
	2012	2011
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $13.5 million at 2012 and $11.5 million at 2011	313.5	311.5
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.7 million in both 2012 and 2011	497.3	497.3
2008 Term Loan, various payments through 2013	127.5	135.0

Total debt	1,238.3	1,243.8
Current portion	(127.5)	(71.3)

Total long-term debt	$1,110.8	$1,172.5

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

Notes Payable

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at June 30, 2012 and December 31, 2011. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2012 (after June 30,)	$63.7	$—	$63.7
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0
2016	—	—	—

Total	$127.5	$300.0	$427.5

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which converted the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate. Also, on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Both of these interest rate swaps are more fully discussed in Note 7 above.

At June 30, 2012, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2012, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income	$1.2	$1.3	$2.5	$2.3
Expense on borrowings	(16.4)	(16.3)	(32.8)	(32.7)
Income (expense) on UTPs and other tax related liabilities (a)	(1.5)	(3.4)	3.5	(7.0)
Legacy Tax (b)	—	3.7	—	3.7
Capitalized	0.1	0.6	(0.1)	1.4

Total	$(16.6)	$(14.1)	$(26.9)	$(32.3)

(a)	The six months ended June 30, 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.
(b)	The 2011 amounts represent a reversal of $2.8 million of accrued interest expense relating to the favorable resolution of a Legacy Tax Matter and $0.9 million of interest income related to a pre-spinoff tax year.

The following tables shows the cash paid for interest:

	Six Months Ended
	June 30,
	2012	2011
Interest paid*	$32.0	$40.7

*	Interest paid includes net settlements on interest rate swaps more fully discussed in Note 7.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$313.5	$316.1	$311.5	$316.5
Series 2007-1 Notes	300.0	335.2	300.0	332.7
2010 Senior Notes	497.3	540.6	497.3	525.6
2008 Term Loan	127.5	127.5	135.0	135.0

Total	$1,238.3	$1,319.4	$1,243.8	$1,309.8

*	The carrying amount includes an $13.5 million and $11.5 million fair value adjustment on an interest rate hedge at June 30, 2012 and December 31, 2011, respectively.

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

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York, which the Company opposed. On February 23, 2010, the court issued an opinion remanding the case to the Supreme Court of New York. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint also asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities. On October 20, 2009, the Company moved to dismiss or stay the action in favor of related federal litigation. On January 26, 2010, the court entered a stipulation and order, submitted jointly by the parties, staying the Nadoff litigation pending coordination and prosecution of similar claims in the above and below described federal derivative actions. On July 6, 2009, W. A. Sokolowski, a purported shareholder of the Company, filed a purported shareholder derivative complaint on behalf of the Company against its directors and current and former officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts claims relating to alleged mismanagement of the Company’s processes for rating structured finance transactions, alleged insider trading and causing the Company to buy back its own stock at artificially inflated prices. On July 19, 2012, plaintiffs in the above shareholder derivative actions filed in the United States District Court for the Southern District of New York a motion for preliminary approval of a proposed settlement that would resolve all pending shareholder derivative cases. The proposed settlement calls for Moody’s to adopt and maintain certain corporate governance changes for a period of two years. In connection with the proposed settlement, the Company has agreed not to oppose an application for attorney’s fees and costs in an amount not to exceed $4.95 million. On July 20, 2012, the District Court granted preliminary approval of the proposed settlement and on July 23, 2012, the District Court scheduled a hearing on final approval for September 6, 2012.

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

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action relates to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and seeks, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants is that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, which alleges that the credit ratings assigned to the Cheyne SIV had no reasonable basis. In the course of the proceedings, the 15 plaintiffs in this action have asserted that their total compensatory damages, consisting of alleged lost principal and lost interest, plus statutory interest, equal approximately $811 million.

In October 2009, plaintiffs King County, Washington and Iowa Student Loan Liquidity Corporation each filed substantially identical putative class actions in the Southern District of New York against two subsidiaries of the Company and several other defendants, including two other rating agencies and IKB Deutsche Industriebank AG. These actions arise out of investments in securities issued by a structured investment vehicle called Rhinebridge plc (the “Rhinebridge SIV”) and seek, among other things, compensatory and punitive damages. Each complaint asserted a claim for common law fraud against the rating agency defendants, alleging, among other things, that the credit ratings assigned to the securities issued by the Rhinebridge SIV were false and misleading. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. In April 2010, the court denied the rating agency defendants’ motion to dismiss. In June 2010, the court consolidated the two cases and the plaintiffs filed an amended complaint that, among other things, added Morgan Stanley & Co. as a defendant. In January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim, which alleges that the credit ratings assigned to the Rhinebridge SIV had no reasonable basis, and a claim for aiding and abetting fraud. Plaintiffs have thus far not sought class certification. In the course of the proceedings, the two plaintiffs have asserted that their total compensatory damages, consisting of alleged lost principal and lost interest, plus statutory interest, equal approximately $70 million. In June 2012, defendants IKB Deutsche Industriebank AG and IKB Credit Asset Management GmbH informed the court that they had executed a confidential settlement agreement with the plaintiffs.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve the pending matters referred to above progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time. For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2012, Moody’s has recorded liabilities for Legacy Tax Matters totaling $55.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of June 30, 2012, Moody’s liability with respect to this matter totaled $53.7 million.

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed related to pre-spinoff tax years.

In 2005, settlement agreements were executed with the IRS with respect to certain Legacy Tax Matters related to the years 1989-1990 and 1993-1996. With respect to these settlements, Moody’s and New D&B believed that IMS Health and NMR did not pay their full share of the liability to the IRS under the terms of the applicable separation agreements between the parties. Moody’s and New D&B subsequently paid these amounts to the IRS and commenced arbitration proceedings against IMS Health and NMR to resolve this dispute. Pursuant to these arbitration proceedings, the Company received $10.8 million ($6.5 million as a reduction of interest expense and $4.3 million as a reduction of tax expense) in 2009. The aforementioned settlement payment resulted in net income benefits of $8.2 million in 2009. The Company continues to carry a $2.1 million liability for this matter.

NOTE 15. SEGMENT INFORMATION

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) an immaterial operating segment that provides fixed income pricing services in the Asia Pacific region. This aforementioned immaterial operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

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

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource and information technology. Beginning on January 1, 2012, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segments usage of the overhead service. The refined methodology is reflected in the segment results for the three and six months ended June 30, 2012 and accordingly, the segment results for the three and six months ended June 30, 2011 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment revenue/expense.

Below is financial information by segment, MIS and MA revenue by line of business and consolidated revenue information by geographic area, each of which is for the three and six month period ended June 30, 2012 and 2011, and total assets by segment as of June 30, 2012 and December 31, 2011.

	Three Months Ended June 30,
	2012				2011
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$458.7	$202.5	$(20.4)	$640.8	$454.2	$169.8	$(18.8)	$605.2
Expenses:
Operating, SG&A	210.7	149.9	(20.4)	340.2	205.0	127.2	(18.8)	313.4
Depreciation and amortization	10.7	11.4		22.1	12.4	9.4	—	21.8
Restructuring	—	—		—	(0.1)	—	—	(0.1)

Total	221.4	161.3	(20.4)	362.3	217.3	136.6	(18.8)	335.1

Operating income	$237.3	$41.2	$—	$278.5	$236.9	$33.2	$—	$270.1

	Six Months Ended June 30,
	2012				2011
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$928.5	$399.6	$(40.5)	$1,287.6	$882.8	$336.9	$(37.4)	$1,182.3
Expenses:
Operating, SG&A	431.6	303.4	(40.5)	694.5	405.6	254.5	(37.4)	622.7
Depreciation and amortization	21.9	23.7	—	45.6	21.1	18.4	—	39.5
Restructuring	—	—	—	—	(0.1)	—	—	(0.1)

Total	453.5	327.1	(40.5)	740.1	426.6	272.9	(37.4)	662.1

Operating income	$475.0	$72.5	$—	$547.5	$456.2	$64.0	$—	$520.2

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
MIS:
Corporate finance (CFG)	$191.5	$200.1	$392.0	$381.9
Structured finance (SFG)	90.7	86.3	185.0	175.7
Financial institutions (FIG)	77.8	79.1	156.6	156.0
Public, project and infrastructure finance (PPIF)	81.2	72.5	160.3	137.0

Total external revenue	441.2	438.0	893.9	850.6

Intersegment royalty	17.5	16.2	34.6	32.2

Total	458.7	454.2	928.5	882.8
MA:
Research, data and analytics (RD&A)	121.4	111.0	240.9	220.6
Enterprise risk solutions (ERS)	51.5	41.7	99.6	84.9
Professional services	26.7	14.5	53.2	26.2

Total external revenue	199.6	167.2	393.7	331.7

Intersegment revenue	2.9	2.6	5.9	5.2

Total	202.5	169.8	399.6	336.9

Eliminations	(20.4)	(18.8)	(40.5)	(37.4)

Total MCO	$640.8	$605.2	$1,287.6	$1,182.3

Consolidated Revenue Information by Geographic Area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$343.8	$315.0	$687.8	$616.4
International:
EMEA	191.7	185.7	387.1	369.0
Other	105.3	104.5	212.7	196.9

Total International	297.0	290.2	599.8	565.9

Total	$640.8	$605.2	$1,287.6	$1,182.3

Total Assets by Segment:

	June 30, 2012				December 31, 2011
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$902.5	1,203.9	857.5	$2,963.9	$725.9	1,289.7	860.5	$2,876.1

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 17. SUBSEQUENT EVENTS

On July 9, 2012, the Board approved the declaration of a quarterly dividend of $0.16 per share of Moody’s common stock, payable on September 10, 2012 to shareholders of record at the close of business on August 20, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 71 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s has two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that primarily support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its enterprise risk solutions business (formerly referred to as RMS), MA provides software solutions as well as related risk management services. The professional services business provides outsourced research and analytical services and financial training and certification programs.

Moody’s purchased a majority stake in Copal in November 2011 which is currently a separate reporting unit within MA and for which revenues are reported within the professional services LOB. The Company also purchased B&H in December 2011, which is currently part of the ERS reporting unit and LOB within MA.

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other post-retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2011, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates, except for an accounting policy change relating to a change in the date for the

Company’s annual goodwill impairment assessment which is discussed below as well as the integration of the CSI reporting unit with the training reporting unit in the second quarter of 2012 to form the new Financial Services Training and Certification reporting unit. All other disclosures relating to the Company’s critical accounting estimates pertaining to goodwill and other acquired intangible assets have not changed from the Form 10-K filed with the SEC for the year ended December 31, 2011.

Goodwill and Other Acquired Intangible Assets

Moody’s has historically evaluated its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of November 30 or more frequently if impairment indicators arose in accordance with ASC Topic 350. In the second quarter of 2012, the Company changed the date of its annual assessment of goodwill impairment to July 31 of each year. This is a change in method of applying an accounting principle which management believes is a preferable alternative, as the new date of the assessment is more closely aligned with the Company’s annual strategic planning process. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each July 31 of prior reporting periods without the use of hindsight. As such, the Company has prospectively applied the change in annual goodwill impairment testing date beginning in the second quarter of 2012.

At November 30, 2011, the date of the Company’s last impairment assessment, Moody’s had six primary reporting units: one in MIS that encompasses all of Moody’s ratings operations and five reporting units within MA: RD&A, RMS, training, CSI and Copal. The RD&A reporting unit comprises the distribution of investor-oriented research and data developed by MIS as part of its ratings process, as well as economic research and related data and analytical tools, such as quantitative credit risk scores. The ERS reporting unit (formerly RMS) consists of risk management software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The training reporting unit consists of the portion of the MA business that offers training in credit and financial analysis as well as other professional skills. CSI, which was acquired in November 2010, was analyzed separately as its own reporting unit for the annual goodwill impairment assessment as of November 30, 2011 as the entity had not yet been integrated with one of the aforementioned MA reporting units. CSI was integrated with the training reporting unit in the second quarter of 2012 to form the Financial Services Training and Certification reporting unit. In the fourth quarter of 2011, the Company acquired Copal which is deemed to be separate reporting unit. Additionally, in December 2011, the Company acquired B&H which is part of the ERS reporting unit.

Operating Segments

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) an immaterial operating segment that provides fixed income pricing services in the Asia Pacific region. The aforementioned immaterial operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business – corporate finance, structured finance, financial institutions and public, project and infrastructure finance – that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS (formerly RMS) and professional services. Additionally, in the first quarter of 2012, a division within the professional services LOB that provides various financial modeling services was transferred to the ERS LOB. Accordingly, the prior year revenue by LOB for MA has been reclassified to reflect this transfer.

In the fourth quarter of 2011, subsidiaries of the Company acquired Copal and B&H. Copal is an outsourced research and consulting business. B&H is a provider of insurance risk management tools. B&H and Copal are part of the MA segment and their revenues are included in the ERS and professional services LOB’s within MA, respectively.

The following is a discussion of the results of operations of these segments, including the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. The discussion also includes intersegment fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. Overhead charges and corporate expenses which exclusively benefit one segment are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resource and information technology. Beginning on January 1, 2012, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segments usage of the overhead service. The refined methodology is reflected in the segment results for the three and six months ended June 30, 2012 and accordingly, the segment results for the prior year comparative periods have been reclassified to conform to the new presentation.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011

Executive Summary

Moody’s revenue for the second quarter of 2012 totaled $640.8 million, an increase of $35.6 million compared to the same period in 2011, primarily reflecting growth across all LOBs within MA coupled with growth in PPIF and SFG within MIS. Excluding the unfavorable impact from changes in FX translation rates, revenue in the second quarter of 2012 increased $53.8 million compared to 2011. Total expenses were $362.3 million, an increase of $27.2 million compared to the second quarter of 2011. The increase in total expenses primarily reflected both higher compensation and non-compensation costs due to the acquisition of Copal and B&H in the fourth quarter of 2011 as well as headcount growth in the Company’s existing businesses. The expense growth over 2011 also reflects higher costs to support investment in the Company’s IT infrastructure. Operating income of $278.5 million in the second quarter of 2012 increased 3% compared to the same period in the prior year and resulted in an operating margin of 43.5% compared to 44.6% in the second quarter of 2011. Diluted EPS of $0.76 for the second quarter of 2012 decreased $0.06 over the prior year period, which included a $0.06 favorable impact relating to a foreign tax ruling and a $0.03 benefit related to favorable resolutions of Legacy Tax Matters. Excluding the aforementioned impact relating to the favorable resolutions of Legacy Tax Matters in the second quarter of 2011, diluted EPS in the second quarter of 2012 decreased $0.03 compared to the same period in the prior year.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable
	2012	2011	(Unfavorable)
Revenue:
United States	$343.8	$315.0	9%

International:
EMEA	191.7	185.7	3%
Other	105.3	104.5	1%

Total International	297.0	290.2	2%

Total	640.8	605.2	6%

Expenses:
Operating	180.6	170.5	(6%)
SG&A	159.6	142.9	(12%)
Depreciation and amortization	22.1	21.8	(1%)
Restructuring	—	(0.1)	(100%)

Total	362.3	335.1	(8%)

Operating income	$278.5	$270.1	3%

Interest expense, net	$(16.6)	$(14.1)	(18%)
Other non-operating income (expense), net	$2.7	$8.2	(67%)
Net income attributable to Moody’s	$172.5	$189.0	(9%)

Global revenue of $640.8 million in the second quarter of 2012 increased $35.6 million compared to the same period in 2011 reflecting strong growth in MA coupled with modest growth in MIS. The growth in MA revenue reflects increases across all three LOBs and includes revenue from Copal and B&H, which were acquired in the fourth quarter of 2011. The modest growth in ratings revenue compared to the prior year reflects changes in the mix of fee type, new fee initiatives and certain pricing increases, growth in U.S. public finance rated issuance volumes as well as increases in rated issuance across most asset classes within U.S. SFG. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans. Transaction revenue accounted for 47% of global MCO revenue in the second quarter of 2012, compared to 49% in the same period of the prior year. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from risk management advisory projects, training and certification services, and knowledge outsourcing engagements.

U.S. revenue increased $28.8 million from the second quarter of 2011, primarily reflecting growth in SFG and PPIF within the ratings segment coupled with strong growth across all three LOBs within MA.

Non-U.S. revenue increased $6.8 million compared to 2011, reflecting strong growth in MA being partially offset by declines across all LOBs within the ratings segment. The principal driver of the non-U.S. revenue growth in MA was the addition of revenue from Copal and B&H (which were acquired in the fourth quarter of 2011) coupled with modest growth in RD&A. These increases were partially offset by revenue declines within the base business for the ERS LOB. The declines in ratings revenue primarily relate to the EMEA region where macroeconomic uncertainties have resulted in declines in issuance for many fixed income securities.

The table below shows Moody’s global staffing by geographic area:

				%
	June 30,			Change
	2012		2011
United States	2,531		2,349	8%
International	3,955		2,200	80%

Total	6,486	(1)	4,549	43%

(1)	Includes approximately 1,500 personnel related to Copal and B&H which were acquired in the fourth quarter of 2011, of which a majority are in low-cost jurisdictions.

Operating expenses were $180.6 million in the second quarter of 2012, an increase of $10.1 million from the same period in 2011 and reflected both higher compensation and non-compensation costs. Non-compensation costs have increased approximately $5 million over the second quarter of 2011 reflecting the Company’s ongoing investments in technology infrastructure. Compensation costs increased approximately $5 million from the prior year reflecting higher salaries and employee benefits resulting from increases in headcount in both the MIS and MA segments coupled with annual merit increases. The increase in employee benefit costs also reflects higher pension expense resulting from a decrease in the discount rates used to value the Company’s obligations and the amortization of prior years actuarial losses. Partially offsetting these increases was lower incentive compensation primarily due to lower full-year projected achievement against certain full-year targeted results compared to projected achievement against targets in the prior year period. Additionally, the increase in both compensation and non-compensation costs compared to the prior year reflects costs from Copal and B&H which were acquired in the fourth quarter of 2011.

SG&A expenses of $159.6 million in the second quarter of 2012 increased $16.7 million from the same period in 2011 reflecting increases in both compensation and non-compensation expenses. Compensation costs increased approximately $7 million primarily due to higher salaries and employee benefits reflecting annual merit increases and headcount growth in the corporate support areas of compliance and IT. The increase in employee benefit costs also reflects higher pension expense resulting from a decrease in the discount rates used to value the Company’s obligations and the amortization of prior years actuarial losses. Partially offsetting this increase was lower incentive compensation primarily due to lower full-year projected achievement against certain full-year targeted results compared to projected achievement against targets in the prior year period. Non-compensation expenses increased approximately $10 million over the prior year primarily reflecting higher professional service costs to support IT infrastructure as well as higher variable costs to support business growth. Additionally, the increase in both compensation and non-compensation costs compared to the prior year reflects costs from Copal and B&H which were acquired in the fourth quarter of 2011.

Operating income of $278.5 million increased 3% compared to the same period in 2011 reflecting the aforementioned increase in revenue in MIS and MA offset by higher operating and SG&A expenses from acquisitions and to support revenue growth as well as regulatory and compliance initiatives. The second quarter 2012 operating margin was 43.5% compared to 44.6% in the same period of 2011. Changes in FX translation rates had an approximate $11 million unfavorable impact on operating income in the three months ended June 30, 2012.

Interest expense, net for the three months ended June 30, 2012 was $16.6 million, an increase in expense of $2.5 million compared to 2011. The increase reflects a $3.7 million benefit in the second quarter of 2011 relating to the favorable resolution of a Legacy Tax Matter, partially offset by lower interest on UTPs resulting from settlements of state and local tax audits in the first quarter of 2012.

Other non-operating income, net of $2.7 million in the three months ended June 30, 2012 decreased $5.5 million compared to the same period in the prior year and primarily reflects a $6.4 million reversal of reserves in the second quarter of 2011 for the lapse of a statute of limitations related to a Legacy Tax Matter.

Moody’s ETR was 33.6% in the second quarter of 2012, up from 27.8% in 2011. The increase was primarily due to a beneficial adjustment in UTPs in the second quarter of 2011 resulting from a foreign tax ruling.

Net Income for the three months ended June 30, 2012 was $172.5 million, or $0.76 per diluted share. This is a decline of $16.5 million, or $0.06 per diluted share, compared to the same period in 2011 when Net Income included an approximate $15 million benefit, or $0.06 per diluted share, relating to a foreign tax ruling as well as a $7.0 million net benefit, or $0.03 per diluted share, relating to the favorable resolution of a Legacy Tax Matter. Excluding the net benefit from the favorable resolution of a Legacy Tax Matter in the prior year period, Net Income decreased $9.5 million, or $0.03 per diluted share, compared to the second quarter of 2011.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable
	2012	2011	(Unfavorable)
Revenue:
Corporate finance (CFG)	$191.5	$200.1	(4%)
Structured finance (SFG)	90.7	86.3	5%
Financial institutions (FIG)	77.8	79.1	(2%)
Public, project and infrastructure finance (PPIF)	81.2	72.5	12%

Total external revenue	441.2	438.0	1%
Intersegment royalty	17.5	16.2	8%

Total MIS Revenue	458.7	454.2	1%
Expenses:
Operating and SG&A (including intersegment expenses)	210.7	205.0	(3%)
Depreciation and amortization	10.7	12.4	14%
Restructuring	—	(0.1)	(100%)

Total expenses	221.4	217.3	(2%)

Operating income	$237.3	$236.9	—

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $441.2 million for the three months ended June 30, 2012 increased $3.2 million compared to the same period in 2011, reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily within the U.S. Additionally, there was strong growth in rated issuance volumes for U.S. public finance as well as growth across most asset classes within U.S. SFG. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans. Transaction revenue for MIS in the three months ended June 30, 2012 was 60% of total revenue compared to 61% in 2011.

In the U.S., revenue was $258.0 million in the second quarter of 2012, an increase of $13.0 million, or 5% compared to the same period in 2011 and reflected the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases. The increase also reflected strong growth in rated issuance volumes for U.S. public finance as well as growth across most asset classes with SFG. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans as well as infrastructure finance related issuance.

Non-U.S. revenue was $183.2 million in the second quarter of 2012 and decreased $9.8 million, or 5% compared to the same period in the prior year. This decrease reflects declines across all LOBs, most notably in SFG and CFG, where macroeconomic uncertainties in Europe resulted in declines in rated issuance volumes for many types of fixed income securities. Changes in FX translation rates had an approximate $15 million unfavorable impact on non-U.S. MIS revenue in the second quarter of 2012.

Global CFG revenue of $191.5 million in the second quarter of 2012 decreased $8.6 million from the same period in 2011, primarily reflecting declines in high-yield corporate debt and bank loan issuance volumes. These declines were partially offset by the favorable impacts from changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher rated issuance volumes for investment grade corporate debt, which reflects issuers opportunistically coming to market in the low interest rate environment. Transaction revenue represented 70% of total CFG revenue in the second quarter of 2012, compared to 76% in the prior year period. In the U.S., revenue in the second quarter of 2012 was $118.5 million, or $5.3 million lower than the same period in 2011. The decrease is primarily due to lower rated issuance volumes for high-yield corporate debt and bank loans partially offset by the aforementioned favorable pricing impacts. Internationally, revenue of $73.0 million in the second quarter of 2012 decreased $3.3 million compared to the same period in 2011, reflecting declines in high-yield corporate debt rated issuance volumes across most regions partially offset by higher revenue for commercial paper and medium term note programs in the EMEA region. The aforementioned global declines in high-yield corporate bond and bank loan rated issuance volumes reflect an increase in credit spreads during the second quarter of 2012 resulting from macroeconomic uncertainties in the EMEA sovereign debt markets. Unfavorable changes in FX translation rates had an approximate $5 million impact on international CFG revenue in the second quarter of 2012.

Global SFG revenue of $90.7 million in the second quarter of 2012 increased $4.4 million compared to the same period in 2011, reflecting growth in most asset classes in the U.S., partially offset by declines in most asset classes internationally. Transaction revenue was 57% and 51% of total SFG revenue in the second quarter of 2012 and 2011, respectively. In the U.S., revenue of $48.2 million increased $8.6 million compared to the second quarter of 2011, reflecting strong growth in rated issuance volumes for collateralized loan obligations and consumer asset-backed securities. The growth in both of these asset classes reflects the continued low interest rate environment as well as increased investor demand for structured products. Non-U.S. revenue in the second quarter of 2012 was $42.5 million and decreased $4.2 million compared to the same period in the prior year, primarily reflecting declines across most asset classes within the EMEA region, most notably in the covered bond asset class. The decline in covered bonds revenue is primarily due to continued macroeconomic uncertainties in the EMEA region as well as European banks increasing their use of the ECB’s Long-Term Refinancing Operations program. Unfavorable changes in FX translation rates had an approximate $5 million impact on international SFG revenue in the second quarter of 2012.

Global FIG revenue of $77.8 million in the second quarter of 2012 decreased $1.3 million compared to the same period in 2011 primarily reflecting unfavorable changes in FX translation rates of approximately $3 million being partially offset by the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the US. Transaction revenue was 35% of total FIG revenue in the quarter ended June 30, 2012, compared to 38% in same period in 2011. In the U.S., revenue of $32.9 million in the second quarter of 2012 was flat compared to the prior year. Outside the U.S., revenue in the second quarter of 2012 was $44.9 million, or 3% lower than in the prior year. The decline is primarily due to the aforementioned unfavorable changes in FX translation rates.

Global PPIF revenue was $81.2 million in the second quarter of 2012, an increase of $8.7 million compared to the same period in 2011, primarily reflecting the favorable impacts of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S as well as higher rated issuance volumes in U.S. public finance. Revenue generated from new transactions was 62% and 59% of total PPIF revenue in the second quarter of 2012 and 2011, respectively. In the U.S., revenue for the three months ended June 30, 2012 of $58.4 million increased $9.7 million over the prior year. The increase in public finance rated issuance volumes reflects issuers refinancing existing debt in the current low interest rate environment coupled with a challenging prior year period where rated issuance volumes had declined significantly following the expiration of the Build America Bond Program in the fourth quarter of 2010. Outside the U.S., PPIF revenue decreased 4% compared to the second quarter of 2011 due to declines in sovereign issuance volumes reflecting current macroeconomic uncertainties in Europe. Unfavorable changes in FX translation rates had an approximate $2 million impact on international PPIF revenue in the second quarter of 2012.

Operating and SG&A expenses in the second quarter of 2012 increased $5.7 million compared to the same period in 2011 as higher non-compensation expenses of approximately $12 million were partially offset by a $6 million decrease in compensation expenses. The increase in non-compensation expenses primarily reflects higher professional service costs to support investment in IT infrastructure and regulatory and compliance initiatives as well as higher variable costs to support business growth. The decrease in compensation expenses is due to lower incentive compensation which reflects lower projected achievement against full-year 2012 targeted results through the second quarter of 2012 compared to projected achievement in the prior year period. This decrease in incentive compensation was partially offset by higher salaries and employee benefits resulting from annual merit increases and headcount growth in both the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology.

Operating income in the second quarter of 2012 of $237.3 million, which includes intersegment royalty revenue and intersegment license expense, was flat compared to the same period in 2011.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable
	2012	2011	(Unfavorable)
Revenue:
Research, data and analytics (RD&A)	$121.4	$111.0	9%
Enterprise risk solutions (ERS)	51.5	41.7	24%
Professional services	26.7	14.5	84%

Total external revenue	199.6	167.2	19%

Intersegment revenue	2.9	2.6	12%

Total MA Revenue	202.5	169.8	19%
Expenses:
Operating and SG&A (including intersegment expenses)	149.9	127.2	(18%)
Depreciation and amortization	11.4	9.4	(21%)

Total expenses	161.3	136.6	(18%)

Operating income	$41.2	$33.2	24%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $32.4 million compared to the second quarter of 2011, and reflected revenue from Copal and B&H which were acquired in the fourth quarter of 2011. Recurring revenue comprised 80% and 84% of total MA revenue in the second quarter of 2012 and 2011, respectively.

In the U.S., revenue of $85.8 million in the second quarter of 2012 increased $15.8 million and reflected strong growth across all LOBs. International revenue of $113.8 million for the three months ended June 30, 2012 was $16.6 million higher than the same period in 2011, and reflected growth across all LOBs, most notably in ERS and professional services, which now include revenue from the fourth quarter 2011 acquisitions of B&H and Copal, respectively.

Global RD&A revenue, which comprised 61% and 66% of external MA revenue in the second quarter ended June 30, 2012 and 2011, respectively, increased $10.4 million over the prior year. The growth was primarily due to sales of credit research via the Company’s new CreditView product coupled with solid growth in data licensing arrangements. Global ERS revenue in the second quarter of 2012 increased $9.8 million over the same period in 2011, due to revenue from the acquisition of B&H in the fourth quarter of 2011 and growth in the base business. Revenue from professional services increased $12.2 million compared to the second quarter of 2011 due to the acquisition of Copal in the fourth quarter of 2011, partially offset by a small decline in revenue from training and certification services, which were adversely affected by delays in training engagements and staffing reductions in the financial services industry. Revenue in the ERS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the second quarter of 2012, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $22.7 million compared to the same period in 2011 reflecting both higher compensation and non-compensation costs of approximately $18 million and $4 million, respectively. The increase in compensation costs is primarily due to higher salaries and employee benefits reflecting annual merit increases coupled with an increase in headcount relating to the acquisitions of Copal and B&H in the fourth quarter of 2011 as well as increases to support business growth. The increase in non-compensation costs primarily reflects expenses related to the acquisitions of Copal and B&H which were acquired in the fourth quarter of 2011.

Depreciation and amortization of $11.4 million in the second quarter of 2012 increased $2.0 million from the same period in 2011 and reflected higher amortization related to intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating Income of $41.2 million in the second quarter of 2012, which includes the intersegment royalty expense, increased $8.0 million compared to the same period in 2011.

Six Months Ended June 30, 2012 compared with Six Months Ended June 30, 2011

Executive Summary

Moody’s revenue for the six months ended June 30, 2012 totaled $1,287.6 million, an increase of $105.3 million compared to the same period in 2011 and reflected growth in both reportable segments. Excluding the unfavorable impact from changes in FX translation rates, revenue in the six months ended June 30, 2012 increased $127.4 million compared to 2011. Total expenses were $740.1 million, and increased $78.0 million compared to the first six months of 2011 with a majority of the increase resulting from higher headcount which reflects growth in the Company’s base business as well as additional personnel from the fourth quarter 2011 acquisitions of Copal and B&H .. Operating income of $547.5 million in the first six months of 2012 increased $27.3 million compared to the same period in the prior year and resulted in an operating margin of 42.5% in 2012 compared to 44.0% in the prior year. Diluted EPS of $1.52 for the first six months of 2012 increased $0.03 over the prior year period, which included a $0.06 favorable impact relating to a foreign tax ruling and a $0.03 benefit related to the favorable resolution of Legacy Tax Matters. Excluding the aforementioned impact related to the favorable resolution of Legacy Tax Matters in 2011, diluted EPS in the first six months of 2012 increased $0.06 per share compared to the same period in the prior year.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six months ended June 30,		% Change Favorable
	2012	2011	(Unfavorable)
Revenue:
United States	$687.8	$616.4	12%

International:
EMEA	387.1	369.0	5%
Other	212.7	196.9	8%

Total International	599.8	565.9	6%

Total	1,287.6	1,182.3	9%

Expenses:
Operating	366.1	331.3	(11%)
SG&A	328.4	291.4	(13%)
Depreciation and amortization	45.6	39.5	(15%)
Restructuring	—	(0.1)	(100%)

Total	740.1	662.1	(12%)

Operating income	$547.5	$520.2	5%

Interest expense, net	$(26.9)	$(32.3)	17%

Other non-operating income (expense), net	$2.6	$11.5	(77%)

Net income attributable to Moody's	$346.0	$344.5	—

Global revenue of $1,287.6 million in the six months ended June 30, 2012 increased $105.3 million compared to the same period in 2011 reflecting growth in both segments. The increase in ratings revenue compared to the six months ended June 30, 2011 reflects growth across all ratings LOBs, most notably from within CFG and PPIF. The growth in MA revenue reflects higher revenue across all LOBs, most notably in professional services, which includes revenue from Copal, which was acquired in the fourth quarter of 2011. Transaction revenue accounted for 48% and 49% of global MCO revenue in the six month periods ended June 30, 2012 and 2011, respectively.

U.S. revenue of $687.8 million increased $71.4 million over 2011, primarily reflecting strong growth in PPIF and SFG in the ratings segment coupled with strong growth across all LOBs within MA. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases.

Non-U.S. revenue increased $33.9 million over 2011, reflecting strong growth in professional services and ERS revenue within MA, due to the acquisition of Copal and B&H in the fourth quarter of 2011 as well as higher revenue from rating investment-grade corporate debt. These increases were partially offset by declines in rated issuance volumes for speculative-grade corporate debt in the second quarter reflecting the widening of high-yield bond spreads as well as declines across most asset classes within SFG. Changes in FX translation rates had an approximate $22 million unfavorable impact on non-U.S. revenue for the six months ended June 30, 2012.

Operating expenses were $366.1 million in the six months ended June 30, 2012, an increase of $34.8 million from the same period in 2011 and reflected an increase in both compensation and non-compensation costs. The increase in compensation costs of approximately $22 million reflects higher salaries and related employee benefits resulting from increases in headcount related to the fourth quarter 2011 acquisitions of Copal and B&H as well as higher headcount in both the MIS and MA base business, coupled with annual merit increases. The increase in non-compensation costs of approximately $13 million is primarily due to higher costs to support investment in IT infrastructure and regulatory and compliance.

SG&A expenses of $328.4 million in the six months ended June 30, 2012 increased $37.0 million from the same period in 2011 and reflected increases in both compensation and non-compensation expenses. Compensation costs increased approximately $18 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in the support areas of compliance and IT.

Non-compensation expenses increased approximately $19 million over the prior year primarily reflecting higher professional service costs to support investment in IT infrastructure as well as higher variable costs to support business growth.

Depreciation and amortization of $45.6 million in the six months ended June 30, 2012 increased $6.1 million from the same period in 2011 reflecting higher amortization of: i) internal use software; and ii) intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating income of $547.5 million increased $27.3 million from the same period in 2011, reflecting the revenue growth of $105.3 million partially offset by the 12% increase in total expenses. Changes in FX translation rates had a $12 million unfavorable impact on operating income in the six months ended June 30, 2012.

Interest expense, net for the six months ended June 30, 2012 was $26.9 million, a $5.4 million decrease in expense compared to the same period in 2011. This decrease is primarily due to an approximate $7 million reversal of interest on UTPs in 2012 related to the settlement of state and local tax audits, partially offset by a benefit of $3.7 million in the prior year period related to the favorable resolution of a Legacy Tax Matter.

Other non-operating income (expense), net was $2.6 million in the six months ended June 30, 2012, a decrease in income of $8.9 million compared to the same period in 2011. The decrease is primarily due to a $6.4 million reversal of reserves in the second quarter of 2011 for the lapse of a statute of limitations relating to a Legacy Tax Matter.

Moody’s ETR was 32.9% in the six month period ended June 30, 2012, up from 30.4% in 2011. The increase was primarily due to a beneficial adjustment in UTPs in the second quarter of 2011 resulting from a foreign tax ruling. These items were partially offset by a smaller tax benefit in 2012 resulting from tax audit settlements.

Net Income for the first six months of 2012 was $346.0 million, or $1.52 per diluted share. This is an increase of $1.5 million, or $0.03 per diluted share, compared to the same period in 2011 when Net Income included an approximate $13 million benefit, or $0.06 per diluted share, relating to a foreign tax ruling as well as a $7 million net benefit, or $0.03 per diluted share, relating to the favorable resolution of a Legacy Tax Matter. Excluding the net benefit from the favorable resolution of a Legacy Tax Matter in the prior year period, Net Income in the first six months of 2012 increased $8.5 million, or $0.06 per diluted share, compared to the same period in the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six months ended June 30,		% Change Favorable
	2012	2011	(Unfavorable)
Revenue:
Corporate finance (CFG)	$392.0	$381.9	3%
Structured finance (SFG)	185.0	175.7	5%
Financial institutions (FIG)	156.6	156.0	—
Public, project and infrastructure finance (PPIF)	160.3	137.0	17%

Total external revenue	893.9	850.6	5%
Intersegment royalty	34.6	32.2	7%

Total MIS Revenue	928.5	882.8	5%
Expenses:
Operating and SG&A (including intersegment expenses)	431.6	405.6	(6%)
Depreciation and amortization	21.9	21.1	(4%)
Restructuring	—	(0.1)	(100%)

Total expenses	453.5	426.6	(6%)

Operating income	$475.0	$456.2	4%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $893.9 million for the six months ended June 30, 2012 increased $43.3 million compared to 2011, reflecting growth in all ratings LOBs. The principal driver of the MIS revenue growth reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Transaction revenue for MIS was 61% and 62% in the six month periods ended June 30, 2012 and 2011, respectively.

In the U.S., revenue was $517.2 million in the first six months of 2012, an increase of $42.2 million, or 9% compared to the same period in 2011. The increase reflects the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher rated issuance volumes within public finance and most asset classes within SFG. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans compared to the same period in 2011.

Non-U.S. revenue was $376.7 million in the first six months of 2012, an increase of $1.1 million compared to the same period in the prior year. The growth over the prior year period reflects higher rated issuance volumes for investment grade corporate debt, primarily from within the Asia and Latin America region, coupled with benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines across most asset classes within SFG. Changes in FX translation rates had an approximate $19 million unfavorable impact on non-U.S. MIS revenue in first six months of 2012.

Global CFG revenue of $392.0 million in the first six months of 2012 increased $10.1 million from the same period in 2011. The revenue growth reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as strong growth in rated issuance volumes for investment-grade corporate bonds. The higher rated issuance volumes for investment-grade corporate debt largely reflected issuers taking advantage of the overall low interest rate environment to refinance existing borrowings. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans reflecting continued macroeconomic uncertainties in Europe. Transaction revenue represented 72% of total CFG revenue in the six months ended June 30, 2012, compared to 76% in the prior year period. In the U.S., revenue in the first six months of 2012 was $248.5 million, or $4.0 million higher than the same period in 2011. Internationally, revenue of $143.5 million in the first half of 2012 increased $6.1 million compared to the same period in 2011. Unfavorable changes in FX translation rates had an approximate $7 million impact on international CFG revenue in the first six months of 2012.

Global SFG revenue of $185.0 million in the first six months of 2012 increased $9.3 million compared to the same period in 2011, primarily reflecting higher rated issuance volumes across most asset classes in the U.S. These increases were partially offset by declines across most asset classes in the EMEA region. The aforementioned increases in the U.S. resulted in transaction revenue increasing to 57% of total SFG revenue in the first half of 2012 compared to 52% in the prior year period. In the U.S., revenue of $95.3 million increased $14.7 million compared to the first half of 2011, reflecting strong growth in REIT, CMBS, collateralized loan obligation and consumer asset-backed securities rated issuance volumes. The growth in these asset classes reflects the current low interest rate environment and narrow credit spreads for these securities. The growth in CMBS rated issuance volumes also reflects increasing activity in bank conduit operations. Non-U.S. revenue in the six months ended

June 30, 2012 of $89.7 million decreased $5.4 million compared to the same period in the prior year. This decrease was primarily due to lower asset-backed securities issuance in EMEA reflecting a strong comparative prior year period when issuers were requesting a second rating for these securities in the first quarter of 2011, which was a new requirement by the ECB for existing asset-backed securities that could be used as collateral in Eurosystem credit operations. The decrease also reflects lower covered bond issuance in the EMEA region reflecting continued macroeconomic uncertainties in Europe as well as European banks increasing their use of the ECB’s Long-Term Refinancing Operations program. Unfavorable changes in FX translation rates had an approximate $6 million impact on international SFG revenue in the first half of 2012.

Global FIG revenue of $156.6 million in the first half of 2012 was flat compared to the same period in 2011 reflecting the favorable impact of changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S being offset by unfavorable changes in FX translation rates. Transaction revenue was 36% of total FIG revenue in the first six months of 2012, compared to 41% in same period in 2011. In the U.S. and internationally, revenue was $64.5 million and $92.1 million, respectively, for the first half of 2012 and were both flat compared to the same period in the prior year. Unfavorable changes in FX translation rates had an approximate $4 million impact on international FIG revenue in the first half of 2012.

Global PPIF revenue was $160.3 million in the first half of 2012, an increase of $23.3 million compared to the same period in 2011, primarily reflecting both increases in U.S. public finance rated issuance volumes as well as the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Revenue generated from new transactions was 62% and 57% of total PPIF revenue in the first six months of 2012 and 2011, respectively. In the U.S., revenue for the first six months of 2012 was $108.9 million and increased $23.3 million compared to the prior year primarily due to the aforementioned pricing increases coupled with higher rated issuance volumes in PFG. The increase in rated issuance volumes within public finance reflects higher municipal bond issuance due to the resolution of many state budgets as well as a challenging prior year period when issuance had declined reflecting the expiration of the Build America Bond Program in the fourth quarter of 2010. Outside the U.S., PPIF revenue was flat compared to the first half of 2011 due to growth in infrastructure finance revenue in the Asia-Pacific region being offset by declines in sovereign issuance in the EMEA region. Unfavorable changes in FX translation rates had an approximate $3 million impact on international PPIF revenue in the first six months of 2012.

Operating and SG&A expenses in the first half of 2012 increased $26.0 million compared to the same period in 2011 and reflected increases in compensation and non-compensation costs of approximately $6 million and $19 million, respectively. The increase in compensation costs reflects higher salaries and employee benefits resulting from annual merit increases, headcount growth in the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. This increase in salaries and related benefits was partially offset by lower incentive compensation which reflects lower projected achievement against full-year 2012 targeted results through the second quarter of 2012 compared to projected achievement in the prior year period. The increase in compensation costs also reflects higher pension expense resulting from a decrease in the discount rate used to value the Company’s obligation. The increase in non-compensation expenses primarily reflected higher costs resulting from the Company’s continued investment in improving IT infrastructure and regulatory and compliance initiatives coupled with higher variable costs reflecting improving business conditions.

Operating income in the first half of 2012 of $475.0 million, which includes intersegment royalty revenue and intersegment expenses, increased $18.8 million from the same period in 2011 and reflects the 5% increase in total MIS revenue outpacing the $26.9 million increase in total expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six months ended June 30,		% Change Favorable
	2012	2011	(Unfavorable)
Revenue:
Research, data and analytics (RD&A)	$240.9	$220.6	9%
Enterprise risk solutions (ERS)	99.6	84.9	17%
Professional services	53.2	26.2	103%

Total external revenue	393.7	331.7	19%

Intersegment revenue	5.9	5.2	13%

Total MA Revenue	399.6	336.9	19%

Expenses:
Operating and SG&A (including intersegment expenses)	303.4	254.5	(19%)
Depreciation and amortization	23.7	18.4	(29%)

Total expenses	327.1	272.9	(20%)

Operating income	$72.5	$64.0	13%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $62.0 million compared to the first six months of 2011, with 53% of the growth generated internationally, and included revenue from Copal and B&H which were acquired in the fourth quarter of 2011. Recurring revenue comprised 80% of total MA revenue in the first half of 2012 compared to 83% in the same period of the prior year.

In the U.S., revenue of $170.6 million in the first half of 2012 increased $29.2 million, and reflected growth across all three LOBs. International revenue of $223.1 million for the first six months of 2012 was $32.8 million higher than the same period in 2011, and reflected growth across all LOBs, most notably in professional services which was primarily due to the Copal acquisition that was completed in the fourth quarter of 2011.

Global RD&A revenue, which comprised 61% and 67% of MA external revenue in the six months ended June 30, 2012 and 2011, respectively, increased $20.3 million over the prior year. The growth was primarily due to increased sales of credit research via the CreditView product and solid growth in data licensing arrangements. Global ERS revenue in the first half of 2012 increased $14.7 million over the same period in 2011, primarily due to revenue from the acquisition of B&H in the fourth quarter of 2011. Revenue from the professional services LOB increased $27.0 million compared to the same period in 2011, with over 90% of the growth reflecting the acquisition of Copal in the fourth quarter of 2011. Revenue in the ERS and professional services LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the first half of 2012, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $48.9 million compared to the same period in 2011 reflecting both higher compensation and non-compensation costs of approximately $33 million and $16 million, respectively. The increase in compensation costs reflects an increase in headcount relating to the acquisitions of Copal and B&H in the fourth quarter of 2011 as well as to support business growth coupled with annual merit increases. The increase in non-compensation costs reflects expenses related to the acquisitions of Copal and B&H which were acquired in the fourth quarter of 2011, as well as increases in certain variable costs that are correlated with business growth.

Depreciation and amortization of $23.7 million in the first six months of 2012 increased $5.3 million from the same period in 2011 and reflected higher amortization related to intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating Income of $72.5 million in the first half of 2012, which includes intersegment revenue and expenses, increased $8.5 million compared to the same period in 2011.

Non-GAAP Financial Measures:

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance. This non-GAAP financial measure relates to benefits for Legacy Tax Matters as further discussed in Note 14 to the Company’s consolidated financial statements. The table below shows Moody’s consolidated results for the three and six months ended June 30, 2011 adjusted to exclude the impact of the aforementioned item:

Amounts in millions, except per share amounts	Three Months Ended June 30, 2011
	As Reported	Legacy Tax (a)	Non-GAAP Financial Measures

Interest (expense), income, net	$(14.1)	$(0.9)	$(15.0)
Other non-operating (expense) income, net	$8.2	$(6.4)	$1.8

Provision for income taxes	$73.5	$(0.3)	$73.2

Net income attributable to Moody’s Corporation	$189.0	$(7.0)	$182.0
Earnings per share attributable to Moody’s common shareholders

Basic	$0.83	$(0.03)	$0.80

Diluted	$0.82	$(0.03)	$0.79

	Six Months Ended June 30, 2011
	As Reported	Legacy Tax (a)	Non-GAAP Financial Measures

Interest (expense), income, net	$(32.3)	$(0.9)	$(33.2)
Other non-operating (expense) income, net	$11.5	$(6.4)	$5.1

Provision for income taxes	$151.6	$(0.3)	$151.3

Net income attributable to Moody’s Corporation	$344.5	$(7.0)	$337.5
Earnings per share attributable to Moody’s common shareholders

Basic	$1.51	$(0.03)	$1.48

Diluted	$1.49	$(0.03)	$1.46

(a)	To exclude benefits and related tax resulting from the resolution of certain legacy tax matters.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating cash flow. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2012	2011
Net cash provided by operating activities	$235.5	$445.9	$(210.4)
Net cash used in investing activities	$(25.9)	$(40.4)	$14.5
Net cash used in financing activities	$(142.5)	$(153.1)	$10.6

Net cash provided by operating activities

The $210.4 million decrease in net cash flows provided by operating activities reflected:

•	Payments of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits.

•	An approximate $100 million decrease in cash flows relating to higher prepaid tax balances in 2012 reflecting the timing of quarterly estimated tax payments;

•

A $51.7 million decrease in cash flow from changes in accounts receivable balances primarily reflecting higher billings in both reportable segments. The higher accounts receivable balances in the ratings segment reflect higher investment-grade and public finance issuance compared to the prior year. The higher balances in MA primarily reflect the timing of billings for annual software maintenance fees. Approximately 27% and 26% of the Company’s accounts receivable balance at June 30, 2012 and 2011, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

•	An $18 million contribution to the Company’s U.S. funded pension plan;

Partially offset by:

•

A $25.1 million increase in cash flow reflecting higher deferred revenue balances. The increase in deferred revenue reflects a new fee structure within MIS where fees for certain ratings for frequent issuers are billed at the beginning of a program year. The increase also reflects higher subscription renewals in MA compared to the prior year period;

•	A $41.7 million increase related to a non-cash benefit from deferred income taxes primarily due to the settlement of certain state and local income tax audits in the first quarter of 2012;

•	The remaining increase in cash flow is due to changes in various other assets and liabilities.

Net cash flows from investing activities

The $14.5 million decrease in net cash used in investing activities primarily relates to lower cash paid for capital additions of $13.7 million. This decrease in capital additions is primarily due to project phase timing of certain of the Company’s IT infrastructure initiatives.

Net cash used in financing activities

The $10.6 million decrease in cash used in financing activities was attributed to:

•	Treasury shares repurchased of $100.0 million in the first half of 2012 compared to $127.6 million in the same period in 2011;

Partially offset by,

•

Higher dividends paid of $13.4 million due to an increase in the 2012 payouts reflecting an increase in the Company’s quarterly dividend from 11.5 cents and 14 cents in the first and second quarters of 2011, respectively, to 16 cents per share of Moody’s common stock in both of the same periods of 2012.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $824.1 million at June 30, 2012 consisted of approximately $694 million located outside of the U.S. The cash held in the Company’s non-U.S. operations contains approximately $582 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In July of 2012, the Board of Directors of the Company declared a quarterly dividend of $0.16 per share of Moody’s common stock, payable on September 10, 2012 to shareholders of a record at the close of business on August 20, 2012. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company expects to continue share repurchases in 2012 subject to available cash flow, market conditions and other capital allocation decisions. As of June 30, 2012, Moody’s had $0.8 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based the financial results of Copal subject to a floor exercise price of approximately $46 million. The carrying value of this redeemable noncontrolling interest was $70.5 million at June 30, 2012. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next three to six years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At June 30, 2012, Moody’s had $1.2 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of June 30, 2012 are approximately GBP 126.9 million, of which approximately GBP 7.5 million will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of June 30, 2012, including the aforementioned rent credits, are approximately $522 million, of which approximately $30 million will be paid during the next twelve months.

Indebtedness

The following table summarizes total indebtedness:

	June 30, 2012	December 31, 2011
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $13.5 million at 2012 and $11.5 million at 2011	313.5	311.5
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.7 million in both 2012 and 2011	497.3	497.3
2008 Term Loan, various payments through 2013	127.5	135.0

Total debt	1,238.3	1,243.8
Current portion	(127.5)	(71.3)

Total long-term debt	$1,110.8	$1,172.5

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

Notes Payable

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 8. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at June 30, 2012 and December 31, 2011. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Total
2012 (after June 30,)	$63.7	$—	$63.7
2013	63.8	—	63.8
2014	—	—	—
2015	—	300.0	300.0
2016	—	—	—

Total	$127.5	$300.0	$427.5

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which converted the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate. Also, on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Both of these interest rate swaps are more fully discussed in Note 7 to the condensed consolidated financial statements.

At June 30, 2012, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2012, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income	$1.2	$1.3	$2.5	$2.3
Expense on borrowings	(16.4)	(16.3)	(32.8)	(32.7)
Income (expense) on UTPs and other tax related liabilities (a)	(1.5)	(3.4)	3.5	(7.0)
Legacy Tax (b)	—	3.7	—	3.7
Capitalized	0.1	0.6	(0.1)	1.4

Total	$(16.6)	$(14.1)	$(26.9)	$(32.3)

(a)	The six months ended June 30, 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.
(b)	The 2011 amounts represent a reversal of $2.8 million of accrued interest expense relating to the favorable resolution of a Legacy Tax Matter and $0.9 million of interest income related to a pre-spinoff tax year.

The following table shows the cash paid for interest:

	Six Months Ended June 30,
	2012	2011
Interest paid*	$32.0	$40.7

*	Interest paid includes net settlements on interest rate swaps more fully discussed in Note 7.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$313.5	$316.1	$311.5	$316.5
Series 2007-1 Notes	300.0	335.2	300.0	332.7
2010 Senior Notes	497.3	540.6	497.3	525.6
2008 Term Loan	127.5	127.5	135.0	135.0

Total	$1,238.3	$1,319.4	$1,243.8	$1,309.8

*	The carrying amount includes an $13.5 million and $11.5 million fair value adjustment on an interest rate hedge at June 30, 2012 and December 31, 2011, respectively.

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

Off-Balance Sheet Arrangements

At June 30, 2012, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose of variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2012:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	Over 5 Years
Indebtedness(1)	$1,609.3	$188.6	$116.2	$399.1	$905.4
Operating lease obligations	831.2	72.6	133.2	107.9	517.5
Purchase obligations	119.5	64.4	54.8	0.3	—
Contingent consideration related to acquisitions(2)	2.6	0.3	—	2.3	—
Pension obligations(3)	106.1	21.3	9.8	11.4	63.6

Total(4)	$2,668.7	$347.2	$314.0	$521.0	$1,486.5

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, borrowings under the CP Program and the 2012 Facility, as described in Note 13 to the condensed consolidated financial statements
(2)	Reflects a $2.3 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016. Also includes $0.3 million in contingent consideration payments related to the November 2011 acquisition of Copal.
(3)	Reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded Post-Retirement Benefit Plans described in Note 11 to the condensed consolidated financial statements
(4)	The table above does not include the Company’s net long-term tax liabilities of $185.8 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. This amount is excluded as the exact amount of the payment is still uncertain. In addition, the table above does not include the following relating to the acquisition of Copal; (i) the $14.2 million note payable as described in Note 13 to the consolidated financial statements, (ii) approximately $4 million in contingent consideration payments (iii) the $70.5 million Redeemable Noncontrolling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated

Dividends

On July 9, 2012, the Board approved the declaration of a quarterly dividend of $0.16 per share of Moody’s common stock, payable on September 10, 2012 to shareholders of record at the close of business on August 20, 2012.

2012 Outlook

Moody’s outlook for 2012 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. There is an important degree of uncertainty surrounding these assumptions, especially as they relate to Europe, and, if actual conditions differ, Moody’s results for the year may differ materially from the current outlook. The Company’s guidance assumes foreign currency translation at end-of-quarter exchange rates.

Moody’s is reaffirming its EPS guidance range for the full-year 2012 of $2.62 to $2.72 and still expects to be toward the upper end of the range. However, certain components of 2012 guidance have been modified to reflect Moody’s current view of credit market conditions. For Moody’s overall, the Company still expects full-year 2012 revenue to grow in the low-double-digit percent range. Full-year 2012 expenses are still projected to increase in the low-double-digit percent range. Full-year 2012 operating margin is still projected to be approximately 39 percent. The effective tax rate is still expected to be approximately 33 percent.

For the global MIS business, revenue for full-year 2012 is still expected to increase in the mid- to high-single-digit percent range. Within the U.S., MIS revenue is still expected to increase in the low-double-digit percent range, while non-U.S. revenue is still expected to increase in the low-single-digit percent range. Corporate finance revenue is now projected to grow in the high-single-digit to low-double-digit percent range. Revenue from each of structured finance and financial institutions is still expected to be flat to slightly up, while public, project and infrastructure finance revenue is still expected to increase in the mid-teens percent range.

For MA, full-year 2012 revenue is still expected to increase in the high-teens percent range. Within the U.S., MA revenue is now expected to increase in the high-teens to 20 percent range, while non-U.S. revenue is still expected to increase in the high-teens percent range. Revenue growth is still projected in the mid-single-digit percent range for research, data and analytics and in the low 20’s percent range for enterprise risk solutions, reflecting the December 2011 acquisition of Barrie & Hibbert as well as growth in the base business. Professional services revenue is now projected to grow by approximately 75%, inclusive of revenue from the late 2011 acquisition of a majority stake in Copal Partners and growth in MA’s existing financial training and certification business.

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

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserts various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff seeks compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The cases have been consolidated and plaintiffs filed an amended consolidated complaint in November 2008. The Company removed the consolidated action to the United States District Court for the Southern District of New York in December 2008. In January 2009, the plaintiffs moved to remand the case to the Supreme Court of the State of New York, which the Company opposed. On February 23, 2010, the court issued an opinion remanding the case to the Supreme Court of New York. On October 30, 2008, the Louisiana Municipal Police Employees Retirement System, a purported shareholder of the Company’s securities, also filed a shareholder derivative complaint on behalf of the Company against its directors and certain officers, and the Company as a nominal defendant, in the U.S. District Court for the Southern District of New York. This complaint also asserts various causes of action relating to the Company’s ratings of RMBS, CDO and constant-proportion debt obligations, and named defendants’ participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. On December 9, 2008, Rena Nadoff, a purported shareholder of the Company, filed a shareholder derivative complaint on behalf of the Company against its directors and its CEO, and the Company as a nominal defendant, in the Supreme Court of the State of New York. The complaint asserts a claim for breach of fiduciary duty in connection with alleged overrating of asset-backed securities and underrating of municipal securities. On October 20, 2009, the Company moved to dismiss or stay the action in favor of related federal litigation. On January 26, 2010, the court entered a stipulation and order, submitted jointly by the parties, staying the Nadoff litigation pending coordination and prosecution of similar claims in the above and below described federal derivative actions. On July 6, 2009, W. A. Sokolowski, a purported shareholder of the Company, filed a purported shareholder derivative complaint on behalf of the Company against its directors and current and former officers, and the Company as a nominal defendant, in the United States District Court for the Southern District of New York. The complaint asserts claims relating to alleged mismanagement of the Company’s processes for rating structured finance transactions, alleged insider trading and causing the Company to buy back its own stock at artificially inflated prices. On July 19, 2012, plaintiffs in the above shareholder derivative actions filed in the United States District Court for the Southern District of New York a motion for preliminary approval of a proposed settlement that would resolve all pending shareholder derivative cases. The proposed settlement calls for Moody’s to adopt and maintain certain corporate governance changes for a period of two years. In connection with the proposed settlement, the Company has agreed not to oppose an application for attorney’s fees and costs in an amount not to exceed $4.95 million. On July 20, 2012, the District Court granted preliminary approval of the proposed settlement and on July 23, 2012, the District Court scheduled a hearing on final approval for September 6, 2012.

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

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action relates to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and seeks, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants is that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, which alleges that the credit ratings assigned to the Cheyne SIV had no reasonable basis. In the course of the proceedings, the 15 plaintiffs in this action have asserted that their total compensatory damages, consisting of alleged lost principal and lost interest, plus statutory interest, equal approximately $811 million.

In October 2009, plaintiffs King County, Washington and Iowa Student Loan Liquidity Corporation each filed substantially identical putative class actions in the Southern District of New York against two subsidiaries of the Company and several other defendants, including two other rating agencies and IKB Deutsche Industriebank AG. These actions arise out of investments in securities issued by a structured investment vehicle called Rhinebridge plc (the “Rhinebridge SIV”) and seek, among other things, compensatory and punitive damages. Each complaint asserted a claim for common law fraud against the rating agency defendants, alleging, among other things, that the credit ratings assigned to the securities issued by the Rhinebridge SIV were false and misleading. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. In April 2010, the court denied the rating agency defendants’ motion to dismiss. In June 2010, the court consolidated the two cases and the plaintiffs filed an amended complaint that, among other things, added Morgan Stanley & Co. as a defendant. In January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim, which alleges that the credit ratings assigned to the Rhinebridge SIV had no reasonable basis, and a claim for aiding and abetting fraud. Plaintiffs have thus far not sought class certification. In the course of the proceedings, the two plaintiffs have asserted that their total compensatory damages, consisting of alleged lost principal and lost interest, plus statutory interest, equal approximately $70 million. In June 2012, defendants IKB Deutsche Industriebank AG and IKB Credit Asset Management GmbH informed the court that they had executed a confidential settlement agreement with the plaintiffs.

For claims, litigation and proceedings not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve the pending matters referred to above progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time. For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2012, Moody’s has recorded liabilities for Legacy Tax Matters totaling $55.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of June 30, 2012, Moody’s liability with respect to this matter totaled $53.7 million.

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed related to pre-spinoff tax years.

In 2005, settlement agreements were executed with the IRS with respect to certain Legacy Tax Matters related to the years 1989-1990 and 1993-1996. With respect to these settlements, Moody’s and New D&B believed that IMS Health and NMR did not pay their full share of the liability to the IRS under the terms of the applicable separation agreements between the parties. Moody’s and New D&B subsequently paid these amounts to the IRS and commenced arbitration proceedings against IMS Health and NMR to resolve this dispute. Pursuant to these arbitration proceedings, the Company received $10.8 million ($6.5 million as a reduction of interest expense and $4.3 million as a reduction of tax expense) in 2009. The aforementioned settlement payment resulted in net income benefits of $8.2 million in 2009. The Company continues to carry a $2.1 million liability for this matter.

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

The proposal is now under discussion by both the European Parliament and The Council of the European Union. Both bodies have concluded their debates and have introduced amendments to the text. The next stage of the legislative process is generally referred to as the “trialogues”, during which the Parliament, Council and Commission must confer and agree on a final compromise text. The Company anticipates this process to conclude by year-end 2012, during which time Moody’s will continue to consult with relevant authorities and market participants as to the impact of the specific proposals on the financial markets, issuers and investors.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2012 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 42 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the recently enacted Financial Reform Act and anticipated regulations resulting from that law; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation, and potential EU regulations, modifying the pleading and liability standards applicable to credit rating agencies in a manner adverse to rating agencies; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 66 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes since December 31, 2011 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December  31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2012

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30	15,023	$—	—	$873.8 million
May 1 - 31	1,547,868	$37.47	1,547,868	$815.8 million
June 1 - 30	1,156,555	$36.33	1,156,219	$773.8 million

Total	2,719,446	$36.98	2,704,087

(1)	Includes the surrender to the Company of 15,023 shares of common stock in April and 336 shares of common stock in June to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the second quarter of 2012, Moody’s issued 0.3 million shares under employee stock-based compensation plans.

Item 5. Other Information

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 14-14037, filed February 25, 2008).

10

.1	Five-Year Credit Agreement dated as of April 18, 2012, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and RBS Citizens, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed April 24, 2012).

12*	Statement of Computation of Ratios of Earnings to Fixed Charges

18*	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 30, 2012

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)