Form 10-Q
period 2012-09-30
MOODYS CORP /DE/
filed 2012-11-06
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2012
Common Stock, par value $0.01 per share	222.9 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Adjusted Operating Income	Operating income excluding restructuring and depreciation and amortization expense

Adjusted Operating Margin	Adjusted operating income divided by revenue

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

CP	Commercial paper

CP Notes	Unsecured commercial paper notes

TERM	DEFINITION

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA (formerly RMS); which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Market Authority

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Eurosystem	The monetary authority of the Eurozone, the collective of European Union member states that have adopted the euro as their sole official currency. The Eurosystem consists of the European Central Bank and the central banks of the member states that belong to the Eurozone

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

TERM	DEFINITION

G-8	The finance minister and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum of industrial and emerging-market countries on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and ECB

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for Credit Rating Agencies

IRS	Internal Revenue Service

KIS	Korea Investors Service, Inc.; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, 2010 Senior Notes and 2012 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B business

NM	Percentage change is not meaningful

TERM	DEFINITION

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

RMBS	Residential mortgage-backed security; part of SFG

RMS	The Risk Management Software LOB within MA, which provides both economic and regulatory capital risk management software and implementation services. Now referred to as “ERS”

Retirement Plans	Moody’s funded and unfunded pension plans, the retirement healthcare plans and retirement life insurance plans

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets, excluding current accounts payable and deferred revenue incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

TERM	DEFINITION

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2010 Indenture	Agreements dated August 19, 2010, relating to the 2010 Senior Notes

2012 Indenture	Agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$688.5	$531.3	$1,976.1	$1,713.6

Expenses
Operating	207.3	171.0	573.4	502.3
Selling, general and administrative	187.4	145.0	515.8	436.4
Depreciation and amortization	24.1	19.0	69.7	58.5
Restructuring	—	0.2	—	0.1

Total expenses	418.8	335.2	1,158.9	997.3

Operating income	269.7	196.1	817.2	716.3

Non-operating (expense) income, net
Interest expense, net	(15.3)	(12.9)	(42.2)	(45.2)
Other non-operating income (expense), net	10.0	1.6	12.6	13.1

Total non-operating (expense) income, net	(5.3)	(11.3)	(29.6)	(32.1)

Income before provisions for income taxes	264.4	184.8	787.6	684.2
Provision for income taxes	77.9	52.7	249.9	204.3

Net income	186.5	132.1	537.7	479.9
Less: Net income attributable to noncontrolling interests	2.6	1.4	7.8	4.7

Net income attributable to Moody’s	$183.9	$130.7	$529.9	$475.2

Earnings per share attributable to Moody’s common shareholders
Basic	$0.83	$0.58	$2.37	$2.09

Diluted	$0.81	$0.57	$2.34	$2.06

Weighted average number of shares outstanding
Basic	222.5	226.0	223.3	227.7

Diluted	226.1	229.0	226.7	230.7

Dividends declared per share attributable to Moody’s common shareholders	$0.16	$0.14	$0.32	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Net income		$186.5		$132.1		$537.7		$479.9

Foreign currency translation adjustments		32.8		(74.4)		23.5		(38.2)

Cash flow and net investment hedges, net of tax:
Net unrealized losses on cash flow and net investment hedges (1)	0.1		(0.1)		(1.5)		(0.5)
Reclassification of losses included in net income (2)	0.6	0.7	0.8	0.7	1.9	0.4	2.3	1.8

Pension and Other Post-Retirement Benefits, net of tax:

Amortization of actuarial losses and prior service costs included in net income (3)	1.5		0.6		4.5		2.3
Net actuarial losses and prior service costs (4)	—	1.5	—	0.6	(5.6)	(1.1)	(3.3)	(1.0)

Comprehensive income		221.5		59.0		560.5		442.5

Less: comprehensive income attributable to noncontrolling interests		2.5		0.3		8.8		4.4

Comprehensive income attributable to Moody’s		$219.0		$58.7		$551.7		$438.1

(1)	Amounts are net of income taxes of $0.1 million for both the three months ended September 30, 2012 and 2011 and $1.0 million and $0.2 million for the nine months ended September 30, 2012 and 2011 respectively.
(2)	Amounts are net of income taxes of $0.4 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $1.6 million for the nine months ended September 30, 2012 and 2011 respectively.
(3)	Amounts are net of income taxes of $1.1 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $3.1 million and $1.7 million for the nine months ended September 30, 2012 and 2011 respectively.
(4)	Amounts are net of income taxes of $3.9 million and $2.4 million for the nine months ended September 30, 2012 and 2011 respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$1,518.5	$760.0
Short-term investments	22.7	14.8
Accounts receivable, net of allowances of $30.0 in 2012 and $28.0 in 2011	549.6	489.8
Deferred tax assets, net	46.1	82.2
Other current assets	68.9	77.6

Total current assets	2,205.8	1,424.4
Property and equipment, net of accumulated depreciation of $297.9 in 2012 and $258.2 in 2011	315.6	326.8
Goodwill	646.3	642.9
Intangible assets, net	233.3	253.6
Deferred tax assets, net	156.8	146.4
Other assets	104.5	82.0

Total assets	$3,662.3	$2,876.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY(DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$362.8	$452.3
Unrecognized tax benefits	—	90.0
Current portion of long-term debt	95.6	71.3
Deferred revenue	524.5	520.4

Total current liabilities	982.9	1,134.0
Non-current portion of deferred revenue	92.9	97.7
Long-term debt	1,611.9	1,172.5
Deferred tax liabilities, net	52.5	49.6
Unrecognized tax benefits	144.6	115.4
Other liabilities	386.2	404.8

Total liabilities	3,271.0	2,974.0
Contingencies (Note 14)
Redeemable noncontrolling interest	69.2	60.5

Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2012 and December 31, 2011, respectively.	3.4	3.4
Capital surplus	375.5	394.5
Retained earnings	4,634.1	4,176.1
Treasury stock, at cost; 120,028,264 and 120,462,232 shares of common stock at September 30, 2012 and December 31, 2011, respectively	(4,615.6)	(4,635.5)
Accumulated other comprehensive loss	(85.8)	(107.5)

Total Moody’s shareholders’ equity (deficit)	311.6	(169.0)
Noncontrolling interests	10.5	10.6

Total shareholders’ equity (deficit)	322.1	(158.4)

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$3,662.3	$2,876.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$537.7	$479.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	69.7	58.5
Stock-based compensation expense	46.3	43.2
Deferred income taxes	29.8	12.8
Excess tax benefits from stock-based compensation plans	(11.8)	(6.0)
Legacy Tax Matters	(12.8)	(6.4)
Changes in assets and liabilities:
Accounts receivable	(57.0)	97.5
Other current assets	8.9	77.5
Other assets	2.5	8.7
Accounts payable and accrued liabilities	(48.5)	(71.0)
Restructuring	(0.1)	(0.1)
Deferred revenue	(2.7)	(26.3)
Unrecognized tax benefits	(61.5)	(0.1)
Other liabilities	(4.5)	(1.9)

Net cash provided by operating activities	496.0	666.3

Cash flows from investing activities
Capital additions	(35.2)	(53.6)
Purchases of short-term investments	(47.8)	(28.9)
Sales and maturities of short-term investments	40.4	27.3
Acquisitions	(3.5)	(10.1)

Net cash used in investing activities	(46.1)	(65.3)

Cash flows from financing activities
Issuance of notes	496.1	—
Repayments of notes	(39.4)	(7.5)
Net proceeds from stock-based compensation plans	71.9	37.6
Cost of treasury shares repurchased	(125.1)	(333.8)
Excess tax benefits from stock-based compensation plans	11.8	6.0
Payment of dividends	(107.3)	(89.9)
Payment of dividends to noncontrolling interests	(6.8)	(4.8)
Contingent consideration paid	(0.5)	—
Debt issuance costs and related fees	(6.3)	—

Net cash provided by (used in) financing activities	294.4	(392.4)
Effect of exchange rate changes on cash and cash equivalents	14.2	(14.0)

Net increase in cash and cash equivalents	758.5	194.6
Cash and cash equivalents, beginning of the period	760.0	659.6

Cash and cash equivalents, end of the period	$1,518.5	$854.2

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

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its Enterprise Risk Solutions business (formerly referred to as RMS), MA provides software solutions as well as related risk management services. The Professional Services business provides outsourced research and analytical services along with financial training and certification programs.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Moody’s evaluated its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of November 30 or more frequently if impairment indicators arose in accordance with ASC Topic 350. In the second quarter of 2012, the Company changed the date of its annual assessment of goodwill impairment to July 31 of each year. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment is more closely aligned with the Company’s strategic planning process. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each July 31 of prior reporting periods without the use of hindsight. As such, the Company has prospectively applied the change in annual goodwill impairment testing date beginning in the second quarter of 2012.

At July 31, 2012, the Company had five primary reporting units: one in MIS that encompasses all of Moody’s ratings operations and four reporting units within MA: RD&A, ERS, Financial Services Training and Certifications and Copal Partners. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. In the first quarter of 2012, a division formerly in the RD&A reporting unit which provided various financial modeling services was transferred to the ERS reporting unit. Additionally, in the second quarter of 2012, the CSI reporting unit, which consisted of all operations relating to CSI which was acquired in November 2010, was integrated into MA’s training reporting unit to form the FSTC reporting unit. The new FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. In the fourth quarter of 2011, the Company acquired Copal which is deemed to be separate reporting unit at September 30, 2012. Also, in December 2011, the Company acquired B&H which is part of the ERS reporting unit.

NOTE 3. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation cost	$16.4	$12.9	$46.3	$43.2
Tax benefit	$5.9	$5.0	$16.7	$16.2

During the first nine months of 2012, the Company granted 0.5 million employee stock options, which had a weighted average grant date fair value of $15.19 per share based on the Black-Scholes option-pricing model. The Company also granted 1.3 million shares of restricted stock in the first nine months of 2012, which had a weighted average grant date fair value of $38.61 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.3 million shares of restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $36.78 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2012:

Expected dividend yield	1.66%
Expected stock volatility	44%
Risk-free interest rate	1.55%
Expected holding period	7.4 yrs
Grant date fair value	$15.19

Unrecognized compensation expense at September 30, 2012 was $15.6 million and $66.2 million for stock options and nonvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.3 years and 1.7 years, respectively. Additionally, there was $16.2 million of unrecognized compensation expense relating to the aforementioned non-market based performance awards which is expected to be recognized over a weighted average period of 0.9 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended
	September 30,
Stock option exercises:	2012	2011
Proceeds from stock option exercises	$83.2	$41.5
Aggregate intrinsic value	$41.4	$20.4
Tax benefit realized upon exercise	$15.7	$8.0

	Nine Months Ended
	September 30,
Restricted stock vesting:	2012	2011
Fair value of shares vested	$37.7	$18.8
Tax benefit realized upon vesting	$13.3	$7.0

NOTE 4. INCOME TAXES

Moody’s effective tax rate was 29.5% and 28.5% for the three months ended September 30, 2012 and 2011, respectively and 31.7% and 29.9% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the ETR compared to the third quarter of 2011 was primarily due to tax benefits from the settlement of state tax audits in the prior period, partially offset by the favorable impact of foreign tax planning initiatives in 2012. The increase in the ETR compared to the nine months ended September 30, 2011 was primarily due to a reversal of UTPs in 2011 resulting from a foreign tax ruling and tax benefits from the settlement of state tax audits in 2011 partially offset by the aforementioned foreign tax planning.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an overall increase in its UTPs of $14.6 million ($12.1 million net of federal tax benefit) during the third quarter of 2012 and an overall decrease in its UTPs during the first nine months of 2012 of $60.8 million ($33.5 million net of federal benefits). The decrease in UTPs from December 31, 2011 is due to the settlement of income tax audits in the period.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its 2011 return remains open to examination. Tax filings in the U.K. remain open to examination for tax years 2007 through 2010.

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

The following table shows the amount the Company paid for income taxes:

	Nine Months Ended
	September 30,
	2012	2011
Income Taxes Paid*	$271.9	$166.9

*	Includes approximately $92 million in payments for tax audit settlements in the first quarter of 2012.

NOTE 5. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic	222.5	226.0	223.3	227.7
Dilutive effect of shares issuable under stock-based compensation plans	3.6	3.0	3.4	3.0

Diluted	226.1	229.0	226.7	230.7

Anti-dilutive options to purchase common shares and restricted stock excluded from the table above	6.6	10.7	6.6	10.8

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2012 and 2011. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 6. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to six months and one month to seven months as of September 30, 2012 and December 31, 2011, respectively. Interest and dividends are recorded into income when earned.

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

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month

LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is reported in other assets at September 30, 2012 and December 31, 2011 in the Company’s consolidated balance sheets with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net, in the Company’s consolidated statement of operations.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 13. These interest rate swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps are recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts are reclassified to earnings in the same period during which the hedged transaction affects income. The fair value of the swaps is reported in other liabilities in the Company’s consolidated balance sheets at September 30, 2012 and December 31, 2011.

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

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the entity’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the entity’s functional currency. These contracts have expiration dates at various times through December 2012.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30,	December 31,
	2012	2011
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$34.6	$27.5
Contracts to sell USD for euros	$47.1	$47.7
Contracts to purchase USD with GBP	$4.2	$2.4
Contracts to sell USD for GBP	$4.2	$17.6
Contracts to purchase USD with other foreign currencies	$8.7	$3.2
Contracts to sell USD for other foreign currencies	$6.5	$7.6
Contracts to purchase euros with other foreign currencies	€20.7	€13.6
Contracts to purchase euros with GBP	€8.7	€1.6
Contracts to sell euros for GBP	€9.9	€7.2

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations. As of September 30, 2012 the Company does not expect to incur any ineffectiveness. Accordingly, all gains and losses on these derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI. These outstanding contracts expire on December 3, 2012.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	September 30,	December 31,
	2012	2011
Notional amount of Currency Pair:
Contracts to sell euros for USD	€50.0	N/A

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments
	Balance Sheet Location	September 30, 2012	December 31, 2011
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$18.4	$11.5

Total derivatives designated as accounting hedges		18.4	11.5
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	2.0	1.1

Total		$20.4	$12.6

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$1.5	$4.5
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	1.8	—

Total derivatives designated as accounting hedges		3.3	4.5
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.6	2.3

Total		$3.9	$6.8

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedge:

		Amount of Gain (Loss) Recognized in consolidated statements of operations
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives designated as accounting hedges	Location on Consolidated Statements of Operations	2012	2011	2012	2011
Interest rate swaps	Interest expense, net	$0.9	$1.0	$2.6	$3.1

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating (expense) income	$0.4	$(3.1)	$—	$(0.6)

The following table provides information on gains/(losses) on the Company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2012	2011		2012	2011		2012	2011
FX options	$—	$—	Revenue	$—	$—	Revenue	$—	$—
Interest rate swaps	—	(0.1)	Interest Expense	(0.6)	(0.9)	N/A	—	—

Total	$—	$(0.1)		$(0.6)	$(0.9)		$—	$—

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2012	2011		2012	2011		2012	2011
FX options	$—	$—	Revenue	$—	$(0.2)	Revenue	$—	$—
Interest rate swaps	(0.1)	(0.5)	Interest Expense	(1.9)	(2.2)	N/A	—	—

Total	$(0.1)	$(0.5)		$(1.9)	$(2.4)		$—	$—

All gains and losses on derivatives designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for FX options and into interest expense, net for the interest rate swaps) as the underlying transaction is recognized.

The following table provides information on gains/(losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2012	2011		2012	2011		2012	2011
FX forwards	$0.1	$—	N/A	$—	$—	N/A	$—	$—

Total	$0.1	$—		$—	$—		$—	$—

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2012	2011		2012	2011		2012	2011
FX forwards	$(1.4)	$—	N/A	$—	$—	N/A	$—	$—

Total	$(1.4)	$—		$—	$—		$—	$—

All gains and losses on derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	September 30,	December 31,
	2012	2011
FX forwards on net investment hedges	$(1.4)	$—
Interest rate swaps (1)	(1.2)	(3.0)

Total	$(2.6)	$(3.0)

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

Copal Partners

On November 4, 2011, subsidiaries of the Company acquired a 67% interest in Copal Partners Limited and a 100% interest in two related entities that were wholly-owned by Copal Partners Limited (together herein referred to as “Copal”). These acquisitions resulted in the Company obtaining an approximate 75% economic ownership interest in the Copal group of companies. Copal is a provider of outsourced research and consulting services to the financial services industry. Copal operates within the PS LOB of MA and complements the other products and services offered by MA. The table below details the total consideration transferred to the sellers of Copal:

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

Additionally, as part of the consideration transferred, the Company issued a note payable of $14.2 million to the sellers which is more fully discussed in Note 13. The Company has a right to reduce the amount payable under this note with payments that it may be required to make relating to certain UTPs associated with the acquisition. Accordingly, this note payable is not carried on the consolidated balance sheet as of September 30, 2012 and December 31, 2011 in accordance with certain indemnification arrangements relating to these UTPs which are more fully discussed below.

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

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired, and liabilities assumed:

Current assets		$15.5
Property and equipment, net		0.5
Intangible assets:
Trade name (15 year weighted average life)	$8.6
Client relationships (16 year weighted average life)	66.2
Other (2 year weighted average life)	4.4

Total intangible assets (15 year weighted average life)		79.2
Goodwill		136.9
Indemnification asset		18.8
Other assets		6.6
Liabilities assumed		(57.7)

Net assets acquired		$199.8

Current assets include acquired cash of approximately $7 million. The acquired goodwill, which has been assigned to the MA segment, will not be deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTPs. These UTPs are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these UTPs. Under the terms of the acquisition agreement, a portion of the purchase price was remitted to an escrow agent for various uncertainties associated with the transaction of which a portion relates to these UTPs. Additionally, the Company is contractually indemnified for payments in excess of the amount paid into escrow via a reduction to the amount payable under the aforementioned note payable issued to the sellers. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at September 30, 2012 and December 31, 2011 for which a portion has been offset by the note payable in the amount of $14.2 million.

As of September 30, 2012, Copal operates as its own reporting unit. Accordingly, goodwill associated with the acquisition is part of the Copal reporting unit within the MA segment. Copal will remain a separate reporting unit until MA management completes its evaluation of options for integrating the entity into the other MA reporting units.

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

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended			Year ended
	September 30, 2012			December 31, 2011
	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning Balance	$11.0	$631.9	$642.9	$11.4	$454.1	$465.5
Additions/adjustments	—	(4.4)	(4.4)	—	198.5	198.5
FX translation	0.2	7.6	7.8	(0.4)	(20.7)	(21.1)

Ending balance	$11.2	$635.1	$646.3	$11.0	$631.9	$642.9

The 2012 and 2011 additions/adjustments for the MA segment relate to the acquisitions of Copal and B&H in the fourth quarter of 2011, more fully discussed in Note 8.

Acquired intangible assets and related amortization consisted of:

	September 30, 2012	December 31, 2011
Customer relationships	$218.2	$217.9
Accumulated amortization	(69.1)	(58.6)

Net customer relationships	149.1	159.3

Trade secrets	31.4	31.3
Accumulated amortization	(15.4)	(13.4)

Net trade secrets	16.0	17.9

Software	72.3	70.9
Accumulated amortization	(31.3)	(25.1)

Net software	41.0	45.8

Trade names	28.3	28.1
Accumulated amortization	(10.0)	(9.0)

Net trade names	18.3	19.1

Other	24.9	24.6
Accumulated amortization	(16.0)	(13.1)

Net other	8.9	11.5

Total acquired intangible assets, net	$233.3	$253.6

Other intangible assets primarily consist of databases and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amortization expense	$8.1	$5.0	$22.5	$14.6

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2012 (after September 30,)	$7.0
2013	27.5
2014	22.3
2015	20.9
2016	19.7
Thereafter	135.9

Intangible assets are reviewed for recoverability whenever circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. In conjunction with the Company’s annual goodwill impairment assessment, the Company reviewed the recoverability of certain customer lists within its FSTC reporting unit as actual and projected results for this reporting unit were less than anticipated earlier in 2012. This review resulted in an impairment of approximately $1 million in the three and nine months ended September 30, 2012. There were no impairments to intangible assets in the three and nine months ended September 30, 2011.

Goodwill is analyzed for impairment annually or more frequently if circumstances indicate the assets may be impaired. For the three and nine months ended September 30, 2012 and 2011, there were no impairments to goodwill.

NOTE 10. FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

		Fair Value Measurement as of September 30, 2012
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$20.4	$—	$20.4	$—

	Total	$20.4	$—	$20.4	$—

Liabilities:
	Derivatives (a)	$3.9	$—	$3.9	$—
	Contingent consideration arising from acquisitions (b)	6.8	—	—	6.8

	Total	$10.7	$—	$3.9	$6.8

		Fair Value Measurement as of December 31, 2011
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$12.6	$—	$12.6	$—

	Total	$12.6	$—	$12.6	$—

Liabilities:
	Derivatives (a)	$6.8	$—	$6.8	$—
	Contingent consideration arising from acquisitions (b)	9.1	—	—	9.1

	Total	$15.9	$—	$6.8	$9.1

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

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration
	Nine Months Ended September 30,
	2012	2011
Balance as of January 1	$9.1	$2.1
Purchases	—	—
Issuances	—	—
Settlements	(0.5)	—
Total gains (realized and unrealized):
Included in earnings	(2.2)	—
Included in other comprehensive income	—	—
Transfer in and/or out of Level 3	—	—
Foreign currency translation adjustments	0.4	(0.1)

Balance as of September 30	$6.8	$2.0

The gains included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statement of operations. These gains relate to contingent consideration obligations outstanding at September 30, 2012.

Of the $6.8 million in contingent consideration obligations as of September 30, 2012, $1.4 million is classified within accounts payable and accrued liabilities with the remaining $5.4 million classified in other liabilities within the Company’s consolidated balance sheet.

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

Contingent consideration:

At September 30, 2012, the Company has contingent consideration obligations related to the acquisitions of CSI and Copal which are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the

Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At September 30, 2012, the Company expects that this milestone will be reached by the aforementioned date.

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

NOTE 11. OTHER BALANCE SHEET INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	September 30,	December 31,
	2012	2011
Other current assets:
Prepaid taxes	$22.2	$27.6
Prepaid expenses	36.3	44.6
Other	10.4	5.4

Total other current assets	$68.9	$77.6

	September 30,	December 31,
	2012	2011
Other assets:
Investments in joint ventures	$40.9	$37.2
Deposits for real-estate leases	10.0	12.2
Other	53.6	32.6

Total other assets	$104.5	$82.0

	September 30,	December 31,
	2012	2011
Accounts payable and accrued liabilities:
Salaries and benefits	$66.5	$73.8
Incentive compensation	113.1	114.1
Profit sharing contribution	8.3	7.1
Customer credits, advanced payments and advanced billings	22.6	17.6
Dividends	2.8	38.2
Professional service fees	57.1	50.5
Interest accrued on debt	6.7	15.1
Accounts payable	14.6	16.4
Income taxes	22.9	23.4
Restructuring	0.1	0.2
Deferred rent-current portion	1.2	1.7
Pension and other post retirement employee benefits	3.8	3.8
Interest accrued on UTPs	—	29.7
Other	43.1	60.7

Total accounts payable and accrued liabilities	$362.8	$452.3

	September 30,	December 31,
	2012	2011
Other liabilities:
Pension and other post retirement employee benefits	$194.5	$187.5
Deferred rent-non-current portion	110.8	108.8
Interest accrued on UTPs	9.5	11.8
Legacy and other tax matters	36.8	52.6
Other	34.6	44.1

Total other liabilities	$386.2	$404.8

Redeemable Noncontrolling Interest:

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
(in millions)	Redeemable Noncontrolling Interest

Balance January 1,	$60.5	$—
Fair value at date of acquisition	—	68.0
Adjustment due to right of offset for UTPs*	6.8	(6.8)
Net earnings	2.6	1.0
Distributions	(2.3)	—
FX translation	1.6	(1.7)

Balance	$69.2	$60.5

*	Relates to an adjustment for the right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement is reduced by the amount of UTPs that the Company may be required to pay. See Note 8 for further detail on this arrangement.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
(in millions)	Non-Redeemable Noncontrolling Interest

Balance January 1,	$10.6	$11.2
Net Income	5.2	5.6
Dividends	(4.7)	(5.1)
Purchase of KIS Pricing shares from noncontrolling interest	—	(1.0)
Currency translation adjustment	(0.6)	(0.1)

Balance	$10.5	$10.6

AOCI:

The following table summarizes the components of the Company’s AOCI:

(in millions)	September 30, 2012	December 31, 2011
Currency translation adjustments, net of tax	$(0.8)	$(23.3)
Net actuarial losses and net prior service cost related to Post-retirement plans, net of tax	(82.4)	(81.2)
Unrealized losses on cash flow and net investment hedges, net of tax	(2.6)	(3.0)

Total accumulated other comprehensive loss	$(85.8)	$(107.5)

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
FX gain/(loss)	$(4.8)	$0.5	$(6.0)	$3.3
Legacy Tax(a)	12.8	—	12.8	6.4
Joint venture income	2.3	1.4	6.9	5.3
Other	(0.3)	(0.3)	(1.1)	(1.9)

Total	$10.0	$1.6	$12.6	$13.1

(a)	The 2012 amount represents a reversal of a liability of $12.8 million relating to the favorable resolution of a Legacy Tax Matter for the 2005 and 2006 tax years. The 2011 amounts represent a reversal of a liability relating to the lapse of the statute of limitations for a Legacy Tax Matter.

NOTE 12. PENSION AND OTHER RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans. The U.S. DBPPs provide defined benefits using a cash balance formula based on years of service and career average salary for its employees or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The retirement healthcare plans are contributory with participants’ contributions adjusted annually; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the Retirement Plans.

Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008. New U.S. employees will instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan formulas.

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2012	2011	2012	2011

Components of net periodic expense
Service cost	$4.7	$3.7	$0.4	$0.3
Interest cost	3.3	3.3	0.1	0.2
Expected return on plan assets	(3.1)	(3.0)	—	—
Amortization of net actuarial loss from earlier periods	2.2	1.2	—	—
Amortization of net prior service costs from earlier periods	0.2	0.2	0.1	0.1
Settlement loss	—	1.6	—	—

Net periodic expense	$7.3	$7.0	$0.6	$0.6

	Nine Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2012	2011	2012	2011

Components of net periodic expense
Service cost	$14.2	$11.3	$1.1	$0.9
Interest cost	9.8	9.9	0.5	0.6
Expected return on plan assets	(9.3)	(9.0)	—	—
Amortization of net actuarial loss from earlier periods	6.8	3.7	—	—
Amortization of net prior service costs from earlier periods	0.5	0.5	0.2	0.2
Settlement loss	—	1.6	—	—

Net periodic expense	$22.0	$18.0	$1.8	$1.7

The Company contributed $17.8 million to its U.S. funded pension plan and made payments of $1.9 million related to its unfunded U.S. DBPPs and $0.4 million to its U.S. other retirement plans, respectively during the nine months ended September 30, 2012. The Company presently anticipates making additional payments of $1.4 million related to its unfunded U.S. DBPPs and $0.2 million to its U.S. other retirement plans during the remainder of 2012.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30,	December 31,
	2012	2011
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $18.4 million at 2012 and $11.5 million at 2011	318.4	311.5
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.6 million in 2012 and $2.7 million in 2011	497.4	497.3
2012 Senior Notes, due 2022, net of unamortized discount of $3.9 million in 2012	496.1	—
2008 Term Loan, various payments through 2013	95.6	135.0

Total debt	1,707.5	1,243.8
Current portion	(95.6)	(71.3)

Total long-term debt	$1,611.9	$1,172.5

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

On August 19, 2010, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2010 Senior Notes bear interest at a fixed rate of 5.50% and mature on September 1, 2020. Interest on the 2010 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2011. The

Company may prepay the 2010 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2010 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2010 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2010 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2010 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2010 Indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at September 30, 2012 and December 31, 2011. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

On August 20, 2012, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2012 Senior Notes bear interest at a fixed rate of 4.50% and mature on September 1, 2022. Interest on the 2012 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2013. The Company may prepay the 2012 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2012 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2012 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2012 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2012 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2012 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the Indenture, the 2012 Senior notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders due at various times through May 7, 2013. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan is payable quarterly at rates that are based on LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio. The outstanding borrowings shall amortize in accordance with the schedule of payments set forth in the 2008 Term Loan outlined in the table below.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	Total
2012 (after September 30,)	$31.8	$—	$—	$—	$—	$31.8
2013	63.8	—	—	—	—	63.8
2014	—	—	—	—	—	—
2015	—	300.0	—	—	—	300.0
2016	—	—	—	—	—	—
Thereafter	—	—	300.0	500.0	500.0	1,300.0

Total	$95.6	$300.0	$300.0	$500.0	$500.0	$1,695.6

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

At September 30, 2012, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2012 Senior Notes, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2012, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income	$1.2	$1.6	$3.7	$3.9
Expense on borrowings	(19.3)	(16.2)	(52.1)	(48.9)
Income (expense) on UTPs and other tax related liabilities (a)	(1.7)	0.9	1.8	(6.1)
Legacy Tax (b)	4.4	—	4.4	3.7
Capitalized	0.1	0.8	—	2.2

Total	$(15.3)	$(12.9)	$(42.2)	$(45.2)

(a)	The nine months ended September 30, 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.
(b)	The 2012 amounts represent a reversal of $4.4 million of accrued interest relating to the favorable resolution of a Legacy Tax Matter for the 2005 and 2006 tax years. The 2011 amounts represent a reversal of $2.8 million of accrued interest expense relating to the favorable resolution of a Legacy Tax Matter and $0.9 million of interest income related to a pre-spinoff tax year.

The following tables shows the cash paid for interest:

	Nine Months Ended
	September 30,
	2012	2011
Interest paid*	$97.1	$63.6

*	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 7.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$318.4	$315.5	$311.5	$316.5
Series 2007-1 Notes	300.0	335.9	300.0	332.7
2010 Senior Notes	497.4	554.6	497.3	525.6
2012 Senior Notes	496.1	530.4	—	—
2008 Term Loan	95.6	95.6	135.0	135.0

Total	$1,707.5	$1,832.0	$1,243.8	$1,309.8

*	The carrying amount includes an $18.4 million and $11.5 million fair value adjustment on an interest rate hedge at September 30, 2012 and December 31, 2011, respectively.

The fair values of the Company’s 2012 Senior Notes and 2010 Senior Notes are based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows with inputs based on prevailing interest rates available to the Company for borrowings with similar maturities.

NOTE 14. CONTINGENCIES

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

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserted various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff sought compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The Flynn and Brockton cases were consolidated and plaintiffs filed an amended consolidated complaint in November 2008. Similar claims were subsequently filed on October 30, 2008 by the Louisiana Municipal Police Employees Retirement System in the United States District Court for the Southern District of New York, on December 9, 2008 by Rena Nadoff in the Supreme Court of the State of New York and on July 6, 2009 by W. A. Sokolowski in the United States District Court for the Southern District of New York. On July 19, 2012, plaintiffs in the above shareholder derivative actions filed in the United States District Court for the Southern District of New York a motion for preliminary approval of a proposed settlement that would resolve all pending shareholder derivative cases. The settlement calls for Moody’s to adopt and maintain certain corporate governance changes for a period of two years. In connection with the settlement, the Company agreed not to oppose an application for attorney’s fees and costs in an amount not to exceed $4.95 million. On July 20, 2012, the District Court granted preliminary approval of the settlement. On September 6, 2012, the District Court held a final settlement hearing and, on September 7, 2012, entered a Final Order and Judgment. No shareholder has appealed the Final Order and Judgment, and the time for an appeal to be filed expired on October 9, 2012.

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

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action relates to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and seeks, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants is that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, is scheduled for May 2013. According to plaintiffs’ most recent litigation disclosures, plaintiffs have asserted that their total alleged compensatory damages against all defendants, consisting of alleged lost principal and lost interest, plus statutory interest, are approximately $713 million. However, this figure includes approximately $303 million dollars of damages asserted in connection with claims that have been dismissed against Moody’s via the court’s August 17, 2012 ruling, noted above. Three of the four plaintiffs whose claims were dismissed against Moody’s, with claims aggregating approximately $288 million, have filed motions for reconsideration.

In October 2009, plaintiffs King County, Washington and Iowa Student Loan Liquidity Corporation each filed substantially identical putative class actions in the Southern District of New York against two subsidiaries of the Company and several other defendants, including two other rating agencies and IKB Deutsche Industriebank AG. These actions arise out of investments in securities issued by a structured investment vehicle called Rhinebridge plc (the “Rhinebridge SIV”) and seek, among other things, compensatory and punitive damages. Each complaint asserted a claim for common law fraud against the rating agency defendants, alleging, among other things, that the credit ratings assigned to the securities issued by the Rhinebridge SIV were false and misleading. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. In April 2010, the court denied the rating agency defendants’ motion to dismiss. In June 2010, the court consolidated the two cases and the plaintiffs filed an amended complaint that, among other things, added Morgan Stanley & Co. as a defendant. In January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim and a claim for aiding and abetting fraud; on September 28, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. Plaintiffs have thus far not sought class certification. On September 7, 2012 the rating agencies filed a motion for summary judgment dismissing the remaining claims against them. In the course of the proceedings, the two plaintiffs have asserted that their total compensatory damages, consisting of alleged lost principal and lost interest, plus statutory interest, equal approximately $70 million. In June 2012, defendants IKB Deutsche Industriebank AG and IKB Credit Asset Management GmbH informed the court that they had executed a confidential settlement agreement with the plaintiffs.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of September 30, 2012, Moody’s has recorded liabilities for Legacy Tax Matters totaling $38.9 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In September 2012, New D&B effectively settled IRS examinations for its 2005 and 2006 tax years. As a result, in the third quarter of 2012, Moody’s recorded a reduction of accrued interest expense of $4.4 million ($2.6 million, net of tax) and a reduction of other liabilities of $12.8 million, which was recorded as other non-operating income, relating to amounts due to New D&B. In June 2011, the statute of limitations for New D&B relating to its 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and a reduction of other liabilities of $6.4 million, which was recorded as other non-operating income, relating to amounts due to New D&B. As of September 30, 2012, Moody’s liability with respect to this matter totaled $36.8 million.

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

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, enterprise risk solutions (formerly named risk management software) and professional services. Additionally, in the first quarter of 2012, a division within the PS LOB which provided various financial modeling services was transferred to the ERS LOB. Accordingly, the prior year revenue by LOB for MA has been reclassified to reflect the transfer of this division.

In the fourth quarter of 2011, subsidiaries of the Company acquired Copal and B&H. Copal is an outsourced research and consulting business. B&H is a provider of insurance risk management tools. B&H and Copal are part of the MA segment and their revenue is included in the ERS and PS LOB’s within MA, respectively.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. Beginning on January 1, 2012, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the three and nine months ended September 30, 2012 and accordingly, the segment results for the three and nine months ended September 30, 2011 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment revenue/expense.

Financial Information by Segment

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment.

	Three Months Ended September 30,
	2012				2011
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$491.3	$218.1	$(20.9)	$688.5	$368.2	$182.5	$(19.4)	$531.3
Operating, SG&A	252.4	163.2	(20.9)	394.7	200.5	134.9	(19.4)	316.0

Adjusted Operating Income	238.9	54.9	—	293.8	167.7	47.6	—	215.3

Depreciation and amortization	11.0	13.1	—	24.1	9.9	9.1	—	19.0
Restructuring	—	—	—	—	0.2	—	—	0.2

Operating income	$227.9	$41.8	$—	$269.7	$157.6	$38.5	$—	$196.1

	Nine Months Ended September 30,
	2012				2011
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,419.8	$617.7	$(61.4)	$1,976.1	$1,251.0	$519.4	$(56.8)	$1,713.6
Operating, SG&A	684.0	466.6	(61.4)	1,089.2	606.1	389.4	(56.8)	938.7

Adjusted Operating Income	735.8	151.1	—	886.9	644.9	130.0	—	774.9

Depreciation and amortization	32.9	36.8	—	69.7	31.0	27.5	—	58.5
Restructuring	—	—	—	—	0.1	—	—	0.1

Operating income	$702.9	$114.3	$—	$817.2	$613.8	$102.5	$—	$716.3

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
MIS:
Corporate finance (CFG)	$220.7	$129.0	$612.7	$510.9
Structured finance (SFG)	93.1	82.0	278.1	257.7
Financial institutions (FIG)	82.7	72.1	239.3	228.1
Public, project and infrastructure finance (PPIF)	77.0	68.3	237.3	205.3

Total external revenue	473.5	351.4	1,367.4	1,202.0

Intersegment royalty	17.8	16.8	52.4	49.0

Total	491.3	368.2	1,419.8	1,251.0

MA:
Research, data and analytics (RD&A)	123.8	115.3	364.7	335.9
Enterprise risk solutions (ERS)	64.0	50.8	163.6	135.7
Professional services (PS)	27.2	13.8	80.4	40.0

Total external revenue	215.0	179.9	608.7	511.6

Intersegment revenue	3.1	2.6	9.0	7.8

Total	218.1	182.5	617.7	519.4

Eliminations	(20.9)	(19.4)	(61.4)	(56.8)

Total MCO	$688.5	$531.3	$1,976.1	$1,713.6

Consolidated Revenue Information by Geographic Area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$375.4	$274.3	$1,063.2	$890.7
International:
EMEA	203.3	163.1	590.4	532.1
Other	109.8	93.9	322.5	290.8

Total International	313.1	257.0	912.9	822.9

Total	$688.5	$531.3	$1,976.1	$1,713.6

Total Assets by Segment:

	September 30, 2012				December 31, 2011
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$912.6	1,262.2	1,487.5	$3,662.3	$725.9	1,289.7	860.5	$2,876.1

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

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

NOTE 17. SUBSEQUENT EVENTS

On October 23, 2012, the Board approved the declaration of a quarterly dividend of $0.16 per share of Moody’s common stock, payable on December 10, 2012 to shareholders of record at the close of business on November 20, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 79 for a discussion of uncertainties, risks and other factors associated with these statements.

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

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that primarily support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its ERS business (formerly referred to as RMS), MA provides software solutions as well as related risk management services. The PS business provides outsourced research and analytical services and financial training and certification programs.

Moody’s purchased a majority stake in Copal in November 2011 which is currently a separate reporting unit within MA and for which revenues are reported within the PS LOB. The Company also purchased B&H in December 2011, which is currently part of the ERS reporting unit and LOB within MA.

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

Goodwill and Other Acquired Intangible Assets

Moody’s annually evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment. Historically, this was performed as of November 30 or more frequently if impairment indicators arose in accordance with ASC Topic 350. In the second quarter of 2012, the Company changed the date of its annual assessment of goodwill impairment to July 31 of each year. This is a change in method of applying an accounting principle which management believes is a preferable alternative, as the new date of the assessment is more closely aligned with the Company’s annual strategic planning process. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each July 31 of prior reporting periods without the use of hindsight. As such, the Company has prospectively applied the change in annual goodwill impairment testing date beginning in the second quarter of 2012.

At July 31, 2012, the Company had five primary reporting units: one in MIS that encompasses all of Moody’s ratings operations and four reporting units within MA: RD&A, ERS, FSTC and Copal. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. In the first quarter of 2012, a division formerly in the RD&A reporting unit which provided various financial modeling services was transferred to the ERS reporting unit. Additionally, in the second quarter of 2012, the CSI reporting unit, which consisted of all operations relating to CSI which was acquired in in November 2010, was integrated into MA’s training reporting unit to form the FSTC reporting unit. The new FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. In the fourth quarter of 2011, the Company acquired Copal which is deemed to be separate reporting unit at September 30, 2012. Also, in December 2011, the Company acquired B&H which is part of the ERS reporting unit.

In 2011, the FASB issued an ASU which permits an entity to first assess qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount before proceeding with a quantitative assessment. The Company has adopted the provisions of this ASU as of December 31, 2011 and accordingly, the Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge. For the reporting units where the Company is consistently able to conclude on impairment using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years.

Determining the fair value of a reporting unit or an indefinite-lived acquired intangible asset involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and appropriate comparable market metrics. The Company bases its fair value estimates on reasonable assumptions. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.

Goodwill is assigned to a reporting unit at the date when an acquisition is integrated into one of the established reporting units, and is based on which reporting unit is expected to benefit from the synergies of the acquisition. Other assets and liabilities, including applicable corporate assets, are allocated to the extent they are related to the operation of respective reporting units.

At July 31, 2012, the Company determined, based on actual and forecasted operating results and certain other macroeconomic uncertainties that there were indicators that the fair value of the FSTC reporting unit may potentially be less than its carrying amount. This fact coupled with the aforementioned integration of CSI with MA’s other training businesses as well as the transfer of a division from the RD&A reporting unit to the ERS reporting unit and the acquisition of B&H after the November 30, 2011 goodwill impairment analysis date, resulted in the Company performing a quantitative goodwill impairment assessment on the RD&A, ERS and FSTC reporting units at July 31, 2012. Based on this assessment, the Company does not believe that the goodwill relating to these reporting units is impaired at July 31, 2012, as the fair value for these reporting units was in excess of their carrying values (see sensitivity analysis on this excess as well as further detail on key assumptions utilized in the derivation of the reporting units’ fair value below).

The Company performed a qualitative analysis on its MIS and Copal reporting units and determined that it was not more likely than not that the fair value of these reporting units was less than their carrying amounts. The most significant estimates in these qualitative assessments were projected results for each reporting unit and the weighted average cost of capital (WACC). The qualitative assessment also considered the impact of various macroeconomic conditions as well as factors specific to the reporting unit that could impact future cash flows. In addition to analyzing macroeconomic factors that could potentially impact the cash flows of the reporting units, the Company analyzed the growth rates and the WACC for the MIS reporting unit, noting that changes in the assumptions from those used for the reporting unit’s last quantitative assessment as of November 30, 2010 would be favorable to the reporting unit’s valuation. For the Copal reporting unit, the Company believes its fair value approximates the purchase price due to the proximity of the purchase date to the date of the goodwill impairment assessment and the fact that Copal is meeting its financial targets established at the time of the acquisition. Based upon the aforementioned qualitative assessment for MIS and Copal, the Company determined that it was not more likely than not that the fair value of the MIS and Copal reporting units was less than its carrying amount.

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of September 30, 2012 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for all reporting units. For the RD&A, ERS and FSTC reporting units, the fair value in the table below was calculated as of July 31, 2012. For the MIS reporting unit, the fair value was calculated as of November 30, 2010 as there have been no qualitative indicators that have resulted in the Company performing a quantitative test subsequent to this date. The Copal reporting unit’s fair value is deemed to be its purchase price.

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$11.6	$—	$—	$—	$—
RD&A	162.2	—	—	—	—
ERS	214.8	—	—	—	—
FSTC	126.6	—	(17.0)	(36.8)	(56.5)
Copal	131.1	*	*	*	*

Totals	$646.3	$—	$(17.0)	$(36.8)	$(56.5)

*	Copal was excluded from the sensitivity analysis in the table above as well as the sensitivity analyses on the WACC and future cash flow assumptions discussed below as it was acquired in the fourth quarter of 2011. Accordingly, the carrying value of the net assets acquired approximates their fair value at July 31, 2012.

As can be seen from the table above, the reporting unit most at risk for potential impairment is the FSTC reporting unit and failure to meet its financial projections could result in a goodwill impairment. This business is sensitive to the staffing levels and profitability of the global financial services industry, particularly in Canada and EMEA.

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units as of the date of each reporting unit’s last quantitative test (July 31, 2012 for RD&A, ERS and FSTC; November 30, 2010 for MIS). This discussion excludes Copal which has not yet been subject to a full quantitative impairment analysis as of September 30, 2012 due to the timing of the acquisition of this entity:

The fair value of each reporting unit was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. The DCF analysis requires significant judgments regarding the derivation of fair value, including estimation of future operating results and cash flows of each reporting unit, which is based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the determination of the fair value and goodwill impairment for each reporting unit which could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Moody’s allocates newly acquired goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions or realignments.

The following discusses the key assumptions utilized in the discounted cash flow valuation methodology which requires significant management judgment:

•

WACC —The WACC is the rate to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 9% to 12% as of the date of the last quantitative test for each reporting unit. Differences in the WACC used between reporting units is due primarily to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units. An increase in the WACC of one percentage point for each of the reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350.

•

Future cash flow assumptions—The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for the five years subsequent to date of the last quantitative goodwill impairment analysis were estimated based on annual revenue growth rates ranging from 3% to 17 percent. The growth rates assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets which began in the second half of 2009. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on all reporting units. A decrease in the growth rates used in the discounted cash flow calculation of 10% for each of the reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conjunction with the assessment of goodwill impairment at July 31, 2012, the Company reviewed the recoverability of certain customer lists within its FSTC reporting unit. This review resulted in an impairment of approximately $1 million in the three and nine months ended September 30, 2012. For all other intangible assets, there were no such events or changes during 2012 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on improving market conditions for the reporting unit where the intangible asset resides and an assessment of projected cash flows for all reporting units. Additionally, there were no events or circumstances during 2012 that would indicate the need for an adjustment of the remaining useful lives of the Company’s amortizable intangible assets.

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

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS (formerly RMS) and PS. Additionally, in the first quarter of 2012, a division within the PS LOB that provides various financial modeling services was transferred to the ERS LOB. Accordingly, the prior year revenue by LOB for MA has been reclassified to reflect this transfer.

In the fourth quarter of 2011, subsidiaries of the Company acquired Copal and B&H. Copal is an outsourced research and consulting business. B&H is a provider of insurance risk management tools. B&H and Copal are part of the MA segment and their revenues are included in the ERS and PS LOB’s within MA, respectively.

The following is a discussion of the results of operations of these segments, including the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. The discussion also includes intersegment fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. Overhead charges and corporate expenses which exclusively benefit one segment are fully charged to that segment. These fees charged by MA are generally equal to the costs incurred by MA to provide these products and services. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. Beginning on January 1, 2012, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the three and nine months ended September 30, 2012 and accordingly, the segment results for the prior year comparative periods have been reclassified to conform to the new presentation.

Certain prior year amounts have been reclassified to conform to the current presentation.

Results of Operations

Three Months Ended September 30, 2012 compared with Three Months Ended September 30, 2011

Executive Summary

Moody’s revenue for the third quarter of 2012 totaled $688.5 million, an increase of $157.2 million compared to the same period in 2011, reflecting strong growth in all LOBs within MIS coupled with strong growth in MA, particularly in the ERS and PS LOBs which included revenue from the fourth quarter 2011 acquisitions of B&H and Copal. Excluding the unfavorable impact from changes in FX translation rates, revenue in the third quarter of 2012 increased $174.7 million compared to 2011. Total expenses were $418.8 million, an increase of $83.6 million compared to the third quarter of 2011. The increase in total expenses reflected higher incentive compensation reflecting greater projected achievement against full-year targeted results compared to the projected achievement in the prior year period coupled with higher accruals for a profit sharing contribution. Additionally, there were both higher compensation and non-compensation costs due to the acquisition of Copal and B&H in the fourth quarter of 2011 as well as headcount growth in the Company’s existing businesses. The expense growth over 2011 also reflects higher costs to support investment in the Company’s IT infrastructure as well as higher legal defense costs related to ongoing matters. Operating income of $269.7 million in the third quarter of 2012 increased $73.6 million compared to the same period in the prior year and resulted in an operating margin of 39.2% compared to 36.9% in the third quarter of 2011. Adjusted Operating Income of $293.8 million increased $78.5 million compared to the same period in 2011 and resulted in an Adjusted Operating Margin of 42.7% compared to 40.5% in 2011. Diluted EPS of $0.81 for the third quarter of 2012, which included a $0.06 benefit related to the favorable resolution of a Legacy Tax Matter, increased $0.24 over the prior year period. Excluding the aforementioned impact relating to the favorable resolution of a Legacy Tax Matters in the third quarter of 2012, diluted EPS in the third quarter of 2012 increased $0.18 compared to the same period in the prior year.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
United States	$375.4	$274.3	37%

International:
EMEA	203.3	163.1	25%
Other	109.8	93.9	17%

Total International	313.1	257.0	22%

Total	688.5	531.3	30%

Expenses:
Operating	207.3	171.0	(21%)
SG&A	187.4	145.0	(29%)
Depreciation and amortization	24.1	19.0	(27%)
Restructuring	—	0.2	100%

Total	418.8	335.2	(25%)

Operating income	$269.7	$196.1	38%

Adjusted Operating Income (1)	$293.8	$215.3	36%

Interest expense, net	$(15.3)	$(12.9)	(19%)
Other non-operating income (expense), net	$10.0	$1.6	NM
Net income attributable to Moody’s	$183.9	$130.7	41%

Operating margin	39.2%	36.9%
Adjusted Operating Margin (1)	42.7%	40.5%

(1)	Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for further information regarding these measures.

Global revenue of $688.5 million in the third quarter of 2012 increased $157.2 million compared to the same period in 2011, reflecting strong growth in both MIS and MA. The growth in MIS reflects higher rated issuance volumes, particularly in the U.S. as interest rates have remained low and credit spreads have continued to decline for many types of fixed income securities. The growth in ratings revenue over the third quarter of 2011 also reflects changes in the mix of fee type, new fee initiatives and certain pricing increases. The growth in MA revenue reflects increases across all three LOBs and includes revenue from Copal and B&H, which were acquired in the fourth quarter of 2011. Transaction revenue accounted for 50% and 41% of global MCO revenue in the third quarter of 2012 and 2011, respectively. Transaction revenue in the MIS segment represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents software license fees and revenue from risk management advisory projects, training and certification services, and knowledge outsourcing engagements.

U.S. revenue increased $101.1 million from the third quarter of 2011, reflecting growth in all LOBs in both reportable segments. The most notable growth was in CFG where robust rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt resulted in strong growth over the third quarter of 2011.

Non-U.S. revenue increased $56.1 million compared to 2011, reflecting strong growth in both MIS and MA. The most notable growth in ratings revenue was due to an increase in rated issuance volumes for high-yield and investment-grade corporate debt. The principal driver of the non-U.S. revenue growth in MA was the addition of revenue from Copal and B&H (which were acquired in the fourth quarter of 2011) coupled with good organic growth within ERS and RD&A.

The table below shows Moody’s global staffing by geographic area:

	September 30,			% Change
	2012		2011
United States	2,592		2,414	7%
International	4,079		2,318	76%

Total	6,671	(1)	4,732	41%

(1)	Includes approximately 1,500 personnel related to Copal and B&H which were acquired in the fourth quarter of 2011, of which a majority are in low-cost jurisdictions.

Operating expenses were $207.3 million in the third quarter of 2012, an increase of $36.3 million from the same period in 2011 and primarily reflected higher compensation costs. Compensation costs increased approximately $38 million from the prior year reflecting higher incentive compensation primarily due to higher full-year projected achievement against certain full-year targeted results compared to projected achievement against targets in the prior year period. Additionally, the increase in compensation costs reflects higher salaries and employee benefits resulting from increases in headcount in both the MIS and MA segments coupled with annual merit increases and higher accruals for a profit sharing contribution. Additionally, the increase compared to the prior year reflects costs from Copal and B&H which were acquired in the fourth quarter of 2011.

SG&A expenses of $187.4 million in the third quarter of 2012 increased $42.4 million from the same period in 2011 reflecting increases in both compensation and non-compensation expenses. Compensation costs increased approximately $27 million primarily due to higher incentive compensation reflecting higher full-year projected achievement against certain full-year targeted results compared to projected achievement against targets in the prior year period. Additionally, the increase in compensation expenses reflects higher salaries and employee benefits resulting from annual merit increases and headcount growth in the corporate support areas of compliance and IT. Also, there were higher accruals for a profit sharing contribution in the third quarter of 2012 compared to the same period in 2011. Non-compensation expenses increased approximately $15 million over the prior year primarily reflecting higher legal defense costs for ongoing matters as well as higher variable costs to support business growth. Additionally, the increase in both compensation and non-compensation costs compared to the prior year reflects costs from Copal and B&H which were acquired in the fourth quarter of 2011.

Operating income of $269.7 million increased $73.6 million compared to the same period in 2011 reflecting the increase in revenue in MIS and MA partially offset by the aforementioned increases in operating and SG&A expenses. The third quarter 2012 operating margin was 39.2% compared to 36.9% in the same period of 2011. Adjusted Operating Income in the third quarter of 2012 was $293.8 million and increased $78.5 million compared to the third quarter of 2011 resulting in an Adjusted Operating Margin of 42.7% compared to 40.5% in the prior year. Changes in FX translation rates had an approximate $11 million unfavorable impact on both operating income and Adjusted Operating Income in the three months ended September 30, 2012.

Interest expense, net for the three months ended September 30, 2012 was $15.3 million, an increase in expense of $2.4 million compared to 2011. The increase in expense reflects interest on the 2012 Senior Notes issued in the third quarter of 2012 coupled with higher interest on UTPs. These increases in expense were partially offset by a reversal of interest related to the favorable resolution of a Legacy Tax Matter in the third quarter of 2012.

Other non-operating income, net of $10.0 million in the three months ended September 30, 2012 increased $8.4 million compared to the same period in the prior year and primarily reflects a $12.8 million reversal of a liability related to the favorable resolution of a Legacy Tax Matter in the third quarter of 2012. This increase was partially offset by FX losses of approximately $5 million in the third quarter of 2012 compared to FX gains of approximately $1 million in the same period in 2011. The FX losses in 2012 primarily related to the decline of the euro to the British pound and U.S. dollar.

Moody’s ETR was 29.5% in the third quarter of 2012, up from 28.5% in 2011. The increase in the ETR was primarily due to lower taxes in 2011 resulting from the settlement of state tax audits, partially offset by the favorable impact of foreign tax planning initiatives in 2012.

Net Income for the three months ended September 30, 2012, which included a $12.8 million benefit ($0.06 benefit per diluted share) from the favorable resolution of a Legacy Tax Matter, was $183.9 million, or $0.81 per diluted share. This is an increase of $0.24 per diluted share compared to the third quarter of 2011 and reflected the aforementioned increase in Net Income coupled with a 1% reduction in diluted shares outstanding. Excluding the benefit from the aforementioned Legacy Tax Matter in the third quarter of 2012, Net Income increased $40.3 million, or $0.18 per diluted share, compared to the third quarter of 2011.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
Corporate finance (CFG)	$220.7	$129.0	71%
Structured finance (SFG)	93.1	82.0	14%
Financial institutions (FIG)	82.7	72.1	15%
Public, project and infrastructure finance (PPIF)	77.0	68.3	13%

Total external revenue	473.5	351.4	35%
Intersegment royalty	17.8	16.8	6%

Total MIS Revenue	491.3	368.2	33%

Expenses:
Operating and SG&A (including intersegment expenses)	252.4	200.5	(26%)

Adjusted Operating Income	238.9	167.7	42%

Depreciation and amortization	11.0	9.9	(11%)
Restructuring	—	0.2	100%

Operating income	$227.9	$157.6	45%

Adjusted Operating Margin	48.6%	45.5%
Operating margin	46.4%	42.8%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $473.5 million for the three months ended September 30, 2012 increased $122.1 million compared to the same period in 2011, reflecting strong rated issuance volumes for high-yield corporate debt, bank loans and investment-grade corporate debt. Additionally, the growth reflects higher rated issuance volumes in the CMBS and derivatives asset classes within SFG as well as higher banking revenue within FIG. Furthermore, the growth over the third quarter of 2011 reflects changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily within the U.S. Transaction revenue for MIS in the three months ended September 30, 2012 was 62% of total revenue compared to 52% in 2011.

In the U.S., revenue was $289.1 million in the third quarter of 2012, an increase of $90.3 million, or 45% compared to the same period in 2011 and reflected robust issuance volumes for high-yield corporate debt and bank loans, investment-grade corporate debt and the derivatives and CMBS asset classes within SFG. The increase in corporate debt issuance volumes primarily reflects issuers coming to market and refinancing existing debt in the current low interest rate environment as well as increased investor demand for certain structured finance instruments. The increase over the third quarter of 2011 also reflects the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases.

Non-U.S. revenue was $184.4 million in the third quarter of 2012 and increased $31.8 million, or 21% compared to the same period in the prior year. This increase primarily reflects higher rated issuance volumes for speculative-grade and investment-grade corporate debt compared to a challenging prior year period where credit spreads were wide, reflecting macroeconomic uncertainties in both EMEA and the U.S. Changes in FX translation rates had an approximate $14 million unfavorable impact on non-U.S. MIS revenue in the third quarter of 2012.

Global CFG revenue of $220.7 million in the third quarter of 2012 increased $91.7 million from the same period in 2011, primarily reflecting higher rated issuance volumes for investment-grade corporate debt as well as high-yield corporate debt and bank loans. The increase in rated issuance volumes reflects issuers opportunistically coming to market and refinancing outstanding borrowings in the current low interest rate environment. Also contributing to the growth over the third quarter of 2011 were the favorable impacts from changes in the mix of fee type, new fee initiatives and certain pricing increases. Transaction revenue represented 75% of total CFG revenue in the third quarter of 2012, compared to 62% in the prior year period. In the U.S., revenue in the third quarter of 2012 was $151.8 million, or $67.9 million higher than the same period in 2011. The increase reflects strong growth in rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt. Internationally, revenue of $68.9 million in the third quarter of 2012 increased $23.8 million compared to the same period in 2011, also reflecting strong issuance volumes in investment-grade and high-yield issuance. Unfavorable changes in FX translation rates had an approximate $5 million impact on international CFG revenue in the third quarter of 2012.

Global SFG revenue of $93.1 million in the third quarter of 2012 increased $11.1 million compared to the same period in 2011, reflecting growth in most asset classes in the U.S. Transaction revenue was 58% and 49% of total SFG revenue in the third quarter of 2012 and 2011, respectively. In the U.S., revenue of $51.9 million increased $11.1 million compared to the third quarter of 2011, reflecting strong growth in rated issuance volumes for collateralized loan obligations and CMBS. The growth in both of these asset classes reflects the continued low interest rate environment as well as increased demand for structured products as investors have sought instruments yielding higher returns. Non-U.S. revenue in the third quarter of 2012 was $41.2 million and was flat compared to the same period in the prior year reflecting growth in rating agency confirmation letter fees relating to RMBS and ABS resulting from banking downgrades that have occurred in 2012 offset by reduced covered bond issuance in EMEA and unfavorable changes in FX translation rates. Unfavorable changes in FX translation rates had an approximate $4 million impact on international SFG revenue in the third quarter of 2012.

Global FIG revenue of $82.7 million in the third quarter of 2012 increased $10.6 million compared to the same period in 2011 primarily reflecting growth in banking revenue in Latin America and Asia coupled with higher insurance-related revenue in the U.S. These increases reflect an easing of credit spreads during the third quarter of 2012 as well as issuers refinancing debt ahead of expected maturities. Also contributing to the revenue growth over the third quarter of 2011 were the favorable impacts of changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Transaction revenue was 37% of total FIG revenue in the quarter ended September 30, 2012, compared to 30% in same period in 2011. In the U.S., revenue of $35.8 million in the third quarter of 2012 increased $6.4 million compared to the prior year. Outside the U.S., revenue in the third quarter of 2012 was $46.9 million, or 10% higher than in the prior year. Unfavorable changes in FX translation rates had an approximate $3 million impact on international FIG revenue in the third quarter of 2012.

Global PPIF revenue was $77.0 million in the third quarter of 2012, an increase of $8.7 million compared to the same period in 2011, primarily due to higher infrastructure finance issuance reflecting the current low interest rate environment coupled with the favorable impacts of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Revenue generated from new transactions was 59% and 58% of total PPIF revenue in the third quarter of 2012 and 2011, respectively. In the U.S., revenue for the three months ended September 30, 2012 of $49.6 million increased $4.9 million over the prior year reflecting growth in infrastructure finance revenue coupled with the aforementioned favorable impacts from pricing changes. Outside the U.S., PPIF revenue increased 16% compared to the third quarter of 2011 primarily due to growth in infrastructure finance revenue in the EMEA region. Unfavorable changes in FX translation rates had an approximate $2 million impact on international PPIF revenue in the third quarter of 2012.

Operating and SG&A expenses in the third quarter of 2012 increased $52.0 million compared to the same period in 2011 reflecting both higher compensation and non-compensation costs of $42 million and $9 million, respectively. The increase in compensation costs reflects higher incentive compensation which resulted from higher projected achievement against full-year 2012 targeted results through the third quarter of 2012 compared to projected achievement in the prior year period. The increase in compensation costs also reflects higher salaries and employee benefits resulting from annual merit increases and headcount growth in both the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. The increase in non-compensation expenses primarily reflects higher legal defense costs for ongoing matters.

Operating income in the third quarter of 2012 of $227.9 million, which includes intersegment royalty revenue and intersegment license expense, increased $70.3 million compared to the same period in 2011. Adjusted Operating Income in the third quarter of 2012 was $238.9 million and increased $71.2 million compared to the same period in the prior year.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
Research, data and analytics (RD&A)	$123.8	$115.3	7%
Enterprise risk solutions (ERS)	64.0	50.8	26%
Professional services (PS)	27.2	13.8	97%

Total external revenue	215.0	179.9	20%

Intersegment revenue	3.1	2.6	19%

Total MA Revenue	218.1	182.5	20%

Expenses:
Operating and SG&A (including intersegment expenses)	163.2	134.9	(21%)

Adjusted Operating Income	54.9	47.6	15%

Depreciation and amortization	13.1	9.1	(44%)

Operating income	$41.8	$38.5	9%

Adjusted Operating Margin	25.2%	26.1%
Operating Margin	19.2%	21.1%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $35.1 million compared to the third quarter of 2011, and reflected revenue from Copal and B&H which were acquired in the fourth quarter of 2011. Recurring revenue comprised 78% and 81% of total MA revenue in the third quarter of 2012 and 2011, respectively.

In the U.S., revenue of $86.3 million in the third quarter of 2012 increased $10.8 million and reflected strong growth across all LOBs. International revenue of $128.7 million for the three months ended September 30, 2012 was $24.3 million higher than the same period in 2011, and reflected growth across all LOBs, most notably in ERS and PS, which now include revenue from the fourth quarter 2011 acquisitions of B&H and Copal, respectively.

Global RD&A revenue, which comprised 58% and 64% of external MA revenue in the third quarter ended September 30, 2012 and 2011, respectively, increased $8.5 million over the prior year. The growth was primarily due to sales of credit research via the Company’s new CreditView product coupled with solid growth in other data and analytic products. Global ERS revenue in the third quarter of 2012 increased $13.3 million over the same period in 2011, due to revenue from the acquisition of B&H in the fourth quarter of 2011 and strong growth in the base business. Revenue from PS increased $13.4 million compared to the third quarter of 2011 due to the acquisition of Copal in the fourth quarter of 2011 partially offset by a slight decline in FSTC revenue which was adversely affected by delays in training engagements and staffing reductions in the financial services industry. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the third quarter of 2012, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $28.3 million compared to the same period in 2011 reflecting both higher compensation and non-compensation costs of approximately $23 million and $4 million, respectively. The increase in compensation costs reflects higher salaries and employee benefits resulting from annual merit increases coupled with an increase in headcount relating to the acquisitions of Copal and B&H in the fourth quarter of 2011 as well as increases to support business growth. Additionally, allocated incentive compensation expense for shared service and corporate functions contributed to the increase in compensation expenses reflecting higher consolidated full-year projected achievement against certain targeted results compared to the projected achievement compared to targets in the prior year period. The increase in non-compensation costs primarily reflects expenses related to the acquisitions of Copal and B&H which were acquired in the fourth quarter of 2011 as well as higher corporate overhead costs which are generally allocated to MA on a revenue-split methodology.

Depreciation and amortization of $13.1 million in the third quarter of 2012 increased $4.0 million from the same period in 2011 and primarily reflected higher amortization related to intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating income of $41.8 million in the third quarter of 2012, which includes the intersegment royalty expense, increased $3.3 million compared to the same period in 2011. Adjusted Operating Income in the third quarter of 2012 was $54.9 million and increased $7.3 million compared to the same period in 2011.

Nine Months Ended September 30, 2012 compared with Nine Months Ended September 30, 2011

Executive Summary

Moody’s revenue for the nine months ended September 30, 2012 totaled $1,976.1 million, an increase of $262.5 million compared to the same period in 2011 and reflected strong growth in both reportable segments. Excluding the unfavorable impact from changes in FX translation rates, revenue in the nine months ended September 30, 2012 increased $302.0 million compared to 2011. Total expenses were $1,158.9 million, and increased $161.6 million compared to the first nine months of 2011 due to both higher compensation and non-compensation costs as well as expenses reflecting the fourth quarter 2011 acquisitions of Copal and B&H. Operating income of $817.2 million in the first nine months of 2012 increased $100.9 million compared to the same period in the prior year and resulted in an operating margin of 41.4% in 2012 compared to 41.8% in the prior year period. Adjusted Operating Income of $886.9 million in the first nine months of 2012 increased $112.0 million compared to the same period in 2011 resulting in an Adjusted Operating Margin of 44.9% compared to 45.2% in the prior year period. Diluted EPS of $2.34 for the first nine months of 2012, which included a $0.06 per share benefit related to the favorable resolution of a Legacy Tax Matter, increased $0.28 over the prior year period, which included a $0.03 per share benefit related to favorable resolutions of Legacy Tax Matters as well as other tax benefits totaling $0.09 per share. Excluding the aforementioned impacts related to the favorable resolutions of Legacy Tax Matters in both years, diluted EPS in the first nine months of 2012 increased $0.25 per share compared to the same period in the prior year.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
United States	$1,063.2	$890.7	19%

International:
EMEA	590.4	532.1	11%
Other	322.5	290.8	11%

Total International	912.9	822.9	11%

Total	1,976.1	1,713.6	15%

Expenses:
Operating	573.4	502.3	(14%)
SG&A	515.8	436.4	(18%)
Depreciation and amortization	69.7	58.5	(19%)
Restructuring	—	0.1	100%

Total	1,158.9	997.3	(16%)

Operating income	$817.2	$716.3	14%

Adjusted Operating Income (1)	$886.9	$774.9	14%

Interest expense, net	$(42.2)	$(45.2)	7%
Other non-operating income (expense), net	$12.6	$13.1	(4%)
Net income attributable to Moody’s	$529.9	$475.2	12%
Operating margin	41.4%	41.8%
Adjusted Operating Margin(1)	44.9%	45.2%

(1)

Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $1,976.1 million in the nine months ended September 30, 2012 increased $262.5 million compared to the same period in 2011 reflecting strong growth in both segments. The increase in ratings revenue compared to the nine months ended September 30, 2011 reflects growth across all ratings LOBs, most notably from within CFG and PPIF. The growth in MA reflects higher revenue across all LOBs, most notably in PS, which includes revenue from Copal, which was acquired in the fourth quarter of 2011. Transaction revenue accounted for 49% and 46% of global MCO revenue in the nine month periods ended September 30, 2012 and 2011, respectively.

U.S. revenue of $1,063.2 million increased $172.5 million over 2011, primarily reflecting growth across all ratings LOBs, most notably in CFG, coupled with growth in all LOBs within MA. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases.

Non-U.S. revenue increased $90.0 million over 2011, reflecting strong growth in PS and ERS revenue within MA, due to the acquisition of Copal and B&H in the fourth quarter of 2011 as well as higher revenue from rating investment-grade corporate debt. Changes in FX translation rates had an approximate $39 million unfavorable impact on non-U.S. revenue for the nine months ended September 30, 2012.

Operating expenses were $573.4 million in the nine months ended September 30, 2012, an increase of $71.1 million from the same period in 2011 and reflected an increase in both compensation and non-compensation costs. The increase in compensation costs of approximately $60 million reflects higher salaries and related employee benefits resulting from increases in headcount related to the fourth quarter 2011 acquisitions of Copal and B&H as well as higher headcount in both the MIS and MA base business, coupled with annual merit increases. Additionally, the increase in compensation expense is due to higher incentive compensation reflecting greater projected achievement against full-year targeted results compared to projected achievement in the prior year period. The increase in non-compensation costs of approximately $11 million is primarily due to higher costs to support investment in IT infrastructure and regulatory and compliance.

SG&A expenses of $515.8 million in the nine months ended September 30, 2012 increased $79.4 million from the same period in 2011 and reflected increases in both compensation and non-compensation expenses. Compensation costs increased approximately $45 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in the support areas of compliance and IT. Additionally, the increase in compensation expense is due to higher incentive compensation reflecting greater projected achievement against full-year targeted results compared to projected achievement in the prior year period. Non-compensation expenses increased approximately $34 million over the prior year primarily reflecting higher legal defense costs for ongoing matters, higher professional service costs to support investment in IT infrastructure and higher variable costs to support business growth.

Depreciation and amortization of $69.7 million in the nine months ended September 30, 2012 increased $11.2 million from the same period in 2011 reflecting higher amortization of: i) internal use software; and ii) intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating income of $817.2 million increased $100.9 million from the same period in 2011, reflecting the revenue growth of $262.5 million partially offset by the 16% increase in total expenses. Adjusted Operating Income was $886.9 million in the nine months ended September 30, 2012 and increased $112.0 million compared to the same period in 2011. Operating margin and Adjusted Operating Margin in the first nine months of 2012 of 41.4% and 44.9%, respectively, were flat compared to the same period in the prior year primarily reflecting operating expense growth supporting total revenue growth. Changes in FX translation rates had an approximate $23 million unfavorable impact on operating income in the nine months ended September 30, 2012.

Interest expense, net for the nine months ended September 30, 2012 was $42.2 million, a $3.0 million decrease in expense compared to the same period in 2011. This decrease is primarily due to an approximate $7 million reversal of interest on UTPs in 2012 related to the settlement of state and local tax audits, partially offset by a higher interest on borrowings primarily reflecting the issuance of the 2012 Senior Notes in the third quarter of 2012.

Other non-operating income (expense), net was $12.6 million in the nine months ended September 30, 2012, a decrease of $0.5 million compared to the same period in 2011 and reflected Legacy Tax benefits of $12.8 million and $6.4 million in the nine month period ended September 30, 2012 and 2011, respectively. Additionally, there were approximately $6 million in FX losses in the nine months ended September 30, 2012 compared to FX gains of approximately $3 million in the same period of 2011. The FX losses in 2012 related primarily to the decline of the euro relative to both the U.S. dollar and British pound.

Moody’s ETR was 31.7% in the nine month period ended September 30, 2012, up from 29.9% in 2011. The increase in the ETR compared to the nine months ended September 30, 2011 was primarily due the reversal of UTPs in 2011 resulting from a foreign tax ruling, partially offset by foreign tax planning initiatives.

Net Income for the first nine months of 2012 was $529.9 million, or $2.34 per diluted share and included a $12.8 million benefit from the favorable settlement of a Legacy Tax Matter. This is an increase of $54.7 million, or $0.28 per diluted share, compared to the same period in 2011 when Net Income included $0.09 per share in tax benefits as well as a $7 million net benefit, or $0.03 per diluted share, relating to the favorable resolution of Legacy Tax Matters. Excluding benefits from the favorable resolutions Legacy Tax Matters in both 2012 and 2011, Net Income in the first nine months of 2012 increased $48.8 million, or $0.25 per diluted share, compared to the same period in the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
Corporate finance (CFG)	$612.7	$510.9	20%
Structured finance (SFG)	278.1	257.7	8%
Financial institutions (FIG)	239.3	228.1	5%
Public, project and infrastructure finance (PPIF)	237.3	205.3	16%

Total external revenue	1,367.4	1,202.0	14%
Intersegment royalty	52.4	49.0	7%

Total MIS Revenue	1,419.8	1,251.0	13%

Expenses:
Operating and SG&A (including intersegment expenses)	684.0	606.1	(13%)

Adjusted Operating Income	735.8	644.9	14%

Depreciation and amortization	32.9	31.0	(6%)
Restructuring	—	0.1	100%

Operating income	$702.9	$613.8	15%

Adjusted Operating Margin	51.8%	51.6%
Operating margin	49.5%	49.1%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,367.4 million for the nine months ended September 30, 2012 increased $165.4 million compared to 2011, reflecting growth in all ratings LOBs. The growth over the prior year period reflected robust rated issuance volumes for high-yield and investment-grade corporate debt as well as higher rated issuance within public finance. The growth over the prior year period also reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Transaction revenue for MIS was 61% and 59% in the nine month periods ended September 30, 2012 and 2011, respectively.

In the U.S., revenue was $806.3 million in the first nine months of 2012, an increase of $132.5 million, or 20% compared to the same period in 2011. The increase reflects the aforementioned robust rated issuance volumes in the high-yield and investment-grade corporate debt sectors as well as the public finance sector. The increase also reflects the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases.

Non-U.S. revenue was $561.1 million in the first nine months of 2012, an increase of $32.9 million compared to the same period in the prior year. The growth over the prior year period reflects higher rated issuance volumes for investment-grade corporate debt across all regions as well as higher banking-related revenue in the Asia and Americas regions. Also contributing to the growth over the prior year period were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines across most asset classes within SFG in the EMEA region. Changes in FX translation rates had an approximate $33 million unfavorable impact on non-U.S. MIS revenue in first nine months of 2012.

Global CFG revenue of $612.7 million in the first nine months of 2012 increased $101.8 million from the same period in 2011 reflecting strong growth in rated issuance volumes for U.S. high-yield corporate debt, investment-grade corporate debt across all regions and an increase in both monitoring fees as well as fees for commercial paper and medium term note programs. Also contributing to the growth in revenue over the prior year period were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The aforementioned higher rated issuance volumes for investment-grade corporate debt largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as refinance existing borrowings. The increase in U.S. rated issuance volumes in the high-yield sector reflects the current low interest rate environment coupled with an increase in investor demand for higher-yielding securities. These increases were partially offset by declines in EMEA rated issuance volumes for high-yield corporate debt reflecting continued macroeconomic uncertainties in Europe. Transaction revenue represented 73% of total CFG revenue in the nine months ended September 30, 2012, compared to 72% in the prior year period. In the U.S., revenue in the first nine months of 2012 was $400.3 million, or $71.9 million higher than the same period in 2011. Internationally, revenue of $212.4 million in the first nine months of 2012 increased $29.9 million compared to the same period in 2011. Unfavorable changes in FX translation rates had an approximate $12 million impact on international CFG revenue in the first nine months of 2012.

Global SFG revenue of $278.1 million in the first nine months of 2012 increased $20.4 million compared to the same period in 2011, primarily reflecting higher rated issuance volumes across most asset classes in the U.S. These increases were partially offset by revenue declines in the EMEA region. The aforementioned increases in the U.S. resulted in transaction revenue increasing to 57% of total SFG revenue in the first nine months of 2012 compared to 52% in the prior year period. In the U.S., revenue of $147.2 million increased $25.8 million compared to the same period in 2011, reflecting strong growth in REIT, CMBS, collateralized loan obligation and consumer asset-backed securities rated issuance volumes. The growth in these asset classes reflects the current low interest rate environment and narrow credit spreads for these securities. The growth in CMBS rated issuance volumes also reflects increasing activity in bank conduit operations. Non-U.S. revenue in the nine months ended September 30, 2012 of $130.9 million decreased $5.4 million compared to the same period in the prior year. This decrease was primarily due to lower asset-backed securities issuance in EMEA reflecting a strong comparative prior year period when issuers were requesting a second rating for these securities in the first quarter of 2011, which was a new requirement by the ECB for existing asset-backed securities that could be used as collateral in Eurosystem credit operations. The decrease also reflects lower covered bond issuance in the EMEA region reflecting continued macroeconomic uncertainties in Europe as well as European banks increasing their use of the ECB’s Long-Term Refinancing Operations program. These were partially offset by higher rating agency confirmation letter fees relating to RMBS and ABS resulting from banking downgrades in 2012. Unfavorable changes in FX translation rates had an approximate $10 million impact on international SFG revenue in the first nine months of 2012.

Global FIG revenue of $239.3 million in the first nine months of 2012 was 5% higher compared to the same period in 2011 with the principal driver of the growth reflecting changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Also contributing to the increase was higher insurance revenue reflecting issuers opportunistically refinancing debt amidst favorable interest rate conditions coupled with issuance to fund mergers and acquisitions activity in the sector. Transaction revenue was 37% of total FIG revenue in both the first nine months of 2012 and 2011. In the U.S. and internationally, revenue was $100.3 million and $139.0 million, respectively, for the first nine months of 2012, or 7% and 3% higher, respectively, compared to the same periods in the prior year. Unfavorable changes in FX translation rates had an approximate $7 million impact on international FIG revenue in the first nine months of 2012.

Global PPIF revenue was $237.3 million in the first nine months of 2012, an increase of $32.0 million compared to the same period in 2011, primarily reflecting both increases in U.S. public and project finance rated issuance volumes as well as the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Revenue generated from new transactions was 61% and 57% of total PPIF revenue in the first nine months of 2012 and 2011, respectively. In the U.S., revenue for the first nine months of 2012 was $158.5 million and increased $28.2 million compared to the prior year and reflected the aforementioned pricing increases coupled with higher rated issuance volumes in PFG. The increase in rated issuance volumes within public finance reflects higher municipal bond issuance due to the resolution of many state budgets as well as a challenging prior year period when issuance had declined reflecting the expiration of the Build America Bond Program in the fourth quarter of 2010. Outside the U.S., PPIF revenue increased 5% compared to the first nine months of 2011 due to growth in infrastructure finance revenue in the EMEA and Asia-Pacific regions. Unfavorable changes in FX translation rates had an approximate $4 million impact on international PPIF revenue in the first nine months of 2012.

Operating and SG&A expenses in the first nine months of 2012 increased $77.9 million compared to the same period in 2011 and reflected increases in compensation and non-compensation costs of approximately $49 million and $28 million, respectively. The increase in compensation costs reflects higher salaries and employee benefits resulting from annual merit increases, headcount growth in the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. The increase in compensation costs is also due to higher incentive compensation which reflects greater projected achievement against full-year 2012 targeted results through September 30, 2012 compared to projected achievement in the prior year period. The increase in compensation costs also reflects higher pension expense resulting from a decrease in the discount rate used to value the Company’s obligation. The increase in non-compensation expenses reflected higher costs resulting from the Company’s continued investment in improving IT infrastructure and regulatory and compliance initiatives coupled with higher variable costs reflecting improving business conditions. Additionally, the increase in non-compensation expenses reflects higher legal defense costs relating to ongoing matters.

Operating income in the nine months ended September 30, 2012 of $702.9 million, which includes intersegment royalty revenue and intersegment expenses, increased $89.1 million from the same period in 2011 and reflects the $168.8 million increase in total MIS revenue outpacing the $79.7 million increase in total expenses. Adjusted Operating Income in the nine months ended September 30, 2012 was $735.8 million, an increase of $90.9 million compared to the same period in 2012. Operating margin and Adjusted Operating margin were 49.5% and 51.8%, or flat compared to the same period in 2011 as expenses have increased to support total revenue growth in the segment.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
Research, data and analytics (RD&A)	$364.7	$335.9	9%
Enterprise risk solutions (ERS)	163.6	135.7	21%
Professional services (PS)	80.4	40.0	101%

Total external revenue	608.7	511.6	19%

Intersegment revenue	9.0	7.8	15%

Total MA Revenue	617.7	519.4	19%

Expenses:
Operating and SG&A (including intersegment expenses)	466.6	389.4	(20%)

Adjusted Operating Income	151.1	130.0	16%

Depreciation and amortization	36.8	27.5	(34%)

Operating income	$114.3	$102.5	12%

Adjusted Operating Margin	24.5%	25.0%
Operating margin	18.5%	19.7%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $97.1 million compared to the first nine months of 2011, with 59% of the growth generated internationally, and included revenue from Copal and B&H which were acquired in the fourth quarter of 2011. Recurring revenue comprised 79% of total MA revenue in the first nine months of 2012 compared to 82% in the same period of the prior year.

In the U.S., revenue of $256.9 million in the first nine months of 2012 increased $40.0 million, and reflected growth across all three LOBs. International revenue of $351.8 million for the first nine months of 2012 was $57.1 million higher than the same period in 2011, and reflected growth across all LOBs, most notably in PS which was due to the Copal acquisition that was completed in the fourth quarter of 2011.

Global RD&A revenue, which comprised 60% and 66% of MA external revenue in the nine months ended September 30, 2012 and 2011, respectively, increased $28.8 million over the prior year. The growth was primarily due to increased sales of credit research via the CreditView product and solid growth from other data and analytic products. Global ERS revenue in the nine months ended September 30, 2012 increased $27.9 million over the same period in 2011, due to revenue from the acquisition of B&H in the fourth quarter of 2011 coupled with good growth in the base business. Revenue from the PS LOB increased $40.4 million compared to the same period in 2011, with substantially all of the growth reflecting the acquisition of Copal in the fourth quarter of 2011. Revenue in the ERS and PS LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the nine months ended September 30, 2012, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $77.2 million compared to the same period in 2011 reflecting both higher compensation and non-compensation costs of approximately $56 million and $17 million, respectively. The increase in compensation costs reflects an increase in headcount relating to the acquisitions of Copal and B&H in the fourth quarter of 2011 as well as to support business growth coupled with annual merit increases. Additionally, the increase in compensation costs reflects higher allocated incentive compensation expense for shared service and corporate functions due to higher full-year projected achievement against certain total company operating targets compared to the prior year. The increase in non-compensation costs reflects expenses related to the acquisitions of Copal and B&H which were acquired in the fourth quarter of 2011, as well as increases in certain variable costs that are correlated with business growth.

Depreciation and amortization of $36.8 million in the first nine months of 2012 increased $9.3 million from the same period in 2011 and reflected higher amortization related to intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating income of $114.3 million in the first nine months of 2012, which includes intersegment revenue and expenses, increased $11.8 million compared to the same period in 2011 and resulted in an operating margin of 18.5%, a decline of 120 basis points from the prior year primarily reflecting the aforementioned increase in depreciation and amortization. Adjusted Operating Income was $151.1 million in the first nine months of 2012, including intersegment revenue and expenses, and increased $21.1 million compared to the same period in 2011. Adjusted Operating Margin for the nine month period ended September 30, 2012 was 24.5%, compared to 25.0% in the same period of 2011.

Non-GAAP Financial Measures:

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and can provide greater transparency to investors of supplemental information used by management in its financial and operational decision-making. These non-GAAP measures, as defined by the Company, are not necessarily comparable to similarly defined measures of other companies. Furthermore, these non-GAAP measures should not be viewed in isolation or used as a substitute for other GAAP measures in assessing the operating performance or cash flows of the Company. Below are brief descriptions of the Company’s non-GAAP financial measures accompanied by a reconciliation of the non-GAAP measure to its most directly comparable GAAP measure:

Adjusted Operating Income and Adjusted Operating Margin:

The Company defines Adjusted Operating Income as operating income excluding depreciation and amortization expense and restructuring-related items, if any. The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s, measuring the Company’s ability to service debt, fund capital expenditures, and expand its business. Adjusted Operating Income excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. The exclusion of certain items, detailed in the reconciliation below, allows for a more meaningful comparison of the Company’s operating results from period to period and across companies. Below is a reconciliation of the Company’s operating income and operating margin to Adjusted Operating Income and Adjusted Operating Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating income	$269.7	$196.1	$817.2	$716.3
Adjustments:
Depreciation and amortization	24.1	19.0	69.7	58.5
Restructuring	—	0.2	—	0.1

Adjusted Operating Income	$293.8	$215.3	$886.9	$774.9

Operating Margin	39.2%	36.9%	41.4%	41.8%
Adjusted Operating Margin	42.7%	40.5%	44.9%	45.2%

Adjusted Net Income and Adjusted Diluted EPS

The Company presents these non-GAAP measures to exclude the impacts of Legacy Tax to allow for a more meaningful comparison of Moody’s Net Income and diluted earnings per share from period to period. These Legacy Tax items are specific to the Company resulting from the 2000 Distribution. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Moody’s	$183.9	$130.7	$529.9	$475.2
Legacy Tax	(12.8)	—	(12.8)	(7.0)

Net income attributable to Moody’s excluding Legacy Tax Matters	$171.1	$130.7	$517.1	$468.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Diluted earnings per share attributable to Moody’s common shareholders	$0.81	$0.57	$2.34	$2.06
Legacy Tax	(0.06)	—	(0.06)	(0.03)

Diluted earnings per share excluding Legacy Tax	$0.75	$0.57	$2.28	$2.03

Full Year Ended December 31, 2012
Diluted EPS guidance - GAAP	$2.95 - $3.05
Legacy Tax	(0.06)

Diluted EPS guidance - Proforma	$2.89 - $2.99

Free Cash Flow:

The Company defines free cash flow as net cash provided by operating activities minus payments for capital additions. Management believes that free cash flow is a useful metric in assessing the Company’s cash flows to service debt, pay dividends and to fund acquisitions and share repurchases. Management deems capital expenditures essential to the Company’s product and service innovations and maintenance of Moody’s operational capabilities. Accordingly, capital expenditures are deemed to be a recurring use of Moody’s cash flow. Below is a reconciliation of the Company’s net cash flows from operating activities to free cash flow:

	Nine Months Ended September 30,
	2012	2011
Net cash flows from operating activities	$496.0	$666.3
Capital additions	(35.2)	(53.6)

Free cash flow	$460.8	$612.7

Net cash used in investing activities	$(46.1)	$(65.3)
Net cash provided by (used in) financing activities	$294.4	$(392.4)

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flow. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2012	2011
Net cash provided by operating activities	$496.0	$666.3	$(170.3)
Net cash used in investing activities	$(46.1)	$(65.3)	$19.2
Net cash provided by (used in) financing activities	$294.4	$(392.4)	$686.8
Free cash flow*	$460.8	$612.7	$(151.9)

*	Free cash flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital additions. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The following changes in non-cash items impacted cash provided by operating activities in 2012 compared to 2011, relative to net income:

•

An $11.2 million increase in depreciation and amortization expense reflecting higher amortization of intangible assets from the fourth quarter 2011 acquisitions of Copal and B&H as well as higher amortization related to the Company’s continued investment in IT infrastructure;

•	A $17.0 million increase in deferred income taxes primarily due to the utilization of deferred tax assets relating to the settlement of UTPs in the first quarter of 2012;

•	A $12.8 million non-cash reduction of a liability related to the resolution of a Legacy Tax Matter in 2012 compared to a $6.4 million non-cash reduction of a Legacy Tax liability in 2011.

In addition to the non-cash items discussed above and an increase in net income of $57.8 million, the $170.3 million decrease in net cash flows provided by operating activities reflected:

•	Payments of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits;

•	An approximate $64 million decrease in cash flows relating to higher prepaid tax balances in 2012 reflecting the timing of quarterly estimated tax payments;

•

A $154.5 million decrease in cash flow from changes in accounts receivable balances primarily reflecting higher billings in both reportable segments. The higher accounts receivable balances in the ratings segment reflect an increase in rated issuance volumes compared to the prior year. The higher balances in MA primarily reflect the timing of billings for annual software maintenance fees. Approximately 26% and 29% of the Company’s accounts receivable balance at September 30, 2012 and 2011, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

Partially offset by:

•

A $23.6 million increase in cash flow reflecting higher deferred revenue balances. The increase in deferred revenue reflects a new fee structure within MIS where fees for certain ratings for frequent issuers are billed at the beginning of a program year. The increase also reflects higher subscription renewals in MA compared to the prior year period;

•

An approximate $25 million increase relating to higher incentive compensation accruals in 2012 compared to the prior year reflecting higher projected achievement against full-year targeted results compared to projected achievement in the prior year period;

•	An approximate $30 million increase relating to higher reserves for UTPs for various matters;

•	The remaining increase in cash flow is due to changes in various other assets and liabilities.

Net cash flows from investing activities

The $19.2 million decrease in net cash used in investing activities primarily relates to lower capital additions of $18.4 million due to project phase timing of certain of the Company’s IT infrastructure initiatives.

Net cash provided by (used in) financing activities

The $686.8 million increase in cash provided by financing activities was attributed to:

•	A $496.1 million increase relating to proceeds received from the issuance of the 2012 Senior Notes;

•	Treasury shares repurchased of $333.8 million in the first nine months of 2011 compared to $125.1 million in the same period in 2012;

•

Higher net proceeds from stock-based compensation plans of $34.3 million reflecting a greater number of stock option exercises in 2012 compared to the prior year due to the Company’s higher trading price for its common stock;

Partially offset by,

•

Higher dividends paid of $17.4 million due to an increase in the Company’s quarterly dividend from 11.5 cents in the first quarter of 2011 and 14 cents in the second and third quarters of 2011, to 16 cents per share of Moody’s common stock in each of the same periods of 2012;

•	Repayments on the 2008 Term Loan of $39.4 million in 2012 compared to $7.5 million in the prior year period.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $1,518.5 million at September 30, 2012 consisted of approximately $785 million located outside of the U.S, a majority of which is denominated in euros and British pounds. The cash held in the Company’s non-U.S. operations contains approximately $712 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In October of 2012, the Board of Directors of the Company declared a quarterly dividend of $0.16 per share of Moody’s common stock, payable on December 10, 2012 to shareholders of record at the close of business on November 20, 2012. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company expects to continue share repurchases in the near term subject to available cash flow, market conditions and other capital allocation decisions. As of September 30, 2012, Moody’s had $0.7 billion of share repurchase authority remaining under its current program, which does not have an established expiration.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based on the financial results of Copal subject to a floor exercise price of approximately $46 million. The carrying value of this redeemable noncontrolling interest was $69.2 million at September 30, 2012. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next two to five years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At September 30, 2012, Moody’s had $1.7 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available under the 2012 Facility. In the third quarter of 2012, the Company issued the 2012 Senior Notes, which are due in 2022. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of September 30, 2012 are approximately GBP 125 million, of which approximately GBP 8 million will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of September 30, 2012, including the aforementioned rent credits, are approximately $515 million, of which approximately $31 million will be paid during the next twelve months.

Indebtedness

The following table summarizes total indebtedness:

	September 30,	December 31,
	2012	2011
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $18.4 million at 2012 and $11.5 million at 2011	318.4	311.5
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.6 million in 2012 and $2.7 million in 2011	497.4	497.3
2012 Senior Notes, due 2022, net of unamortized discount of $3.9 million in 2012	496.1	—
2008 Term Loan, various payments through 2013	95.6	135.0

Total debt	1,707.5	1,243.8
Current portion	(95.6)	(71.3)

Total long-term debt	$1,611.9	$1,172.5

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

On August 19, 2010, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2010 Senior Notes bear interest at a fixed rate of 5.50% and mature on September 1, 2020. Interest on the 2010 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2011. The Company may prepay the 2010 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2010 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2010 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2010 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2010 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2010 Indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at September 30, 2012 and December 31, 2011. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

On August 20, 2012, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2012 Senior Notes bear interest at a fixed rate of 4.50% and mature on September 1, 2022. Interest on the 2012 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2013. The Company may prepay the 2012 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2012 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2012 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2012 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2012 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2012 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the Indenture, the 2012 Senior notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders due at various times through May 7, 2013. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan is payable quarterly at rates that are based on LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio. The outstanding borrowings shall amortize in accordance with the schedule of payments set forth in the 2008 Term Loan outlined in the table below.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	Total
2012 (after September 30,)	$31.8	$—	$—	$—	$—	$31.8
2013	63.8	—	—	—	—	63.8
2014	—	—	—	—	—	—
2015	—	300.0	—	—	—	300.0
2016	—	—	—	—	—	—
Thereafter	—	—	300.0	500.0	500.0	1,300.0

Total	$95.6	$300.0	$300.0	$500.0	$500.0	$1,695.6

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

At September 30, 2012, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2012 Senior Notes, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2012, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income	$1.2	$1.6	$3.7	$3.9
Expense on borrowings	(19.3)	(16.2)	(52.1)	(48.9)
Income (expense) on UTPs and other tax related liabilities (a)	(1.7)	0.9	1.8	(6.1)
Legacy Tax (b)	4.4	—	4.4	3.7
Capitalized	0.1	0.8	—	2.2

Total	$(15.3)	$(12.9)	$(42.2)	$(45.2)

(a)	The nine months ended September 30, 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.
(b)	The 2012 amounts represent a $4.4 million of accrued interest relating to the favorable resolution of a Legacy Tax Matter for the 2005 and 2006 tax years. The 2011 amounts represent a reversal of $2.8 million of accrued interest expense relating to the favorable resolution of a Legacy Tax Matter and $0.9 million of interest income related to a pre-spinoff tax year.

The following table shows the cash paid for interest:

	Nine Months Ended September 30,
	2012	2011
Interest paid*	$97.1	$63.6

*	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 7.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.

The fair value and carrying value of the Company’s long-term debt as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$318.4	$315.5	$311.5	$316.5
Series 2007-1 Notes	300.0	335.9	300.0	332.7
2010 Senior Notes	497.4	554.6	497.3	525.6
2012 Senior Notes	496.1	530.4	—	—
2008 Term Loan	95.6	95.6	135.0	135.0

Total	$1,707.5	$1,832.0	$1,243.8	$1,309.8

*	The carrying amount includes an $18.4 million and $11.5 million fair value adjustment on an interest rate hedge at September 30, 2012 and December 31, 2011, respectively.

The fair values of the Company’s 2012 Senior Notes and 2010 Senior Notes are based on quoted market prices. The fair value of the remaining long-term debt, which is not publicly traded, is estimated using discounted cash flows with inputs based on prevailing interest rates available to the Company for borrowings with similar maturities.

Management may consider pursuing additional long-term financing when it is appropriate in light of case requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At September 30, 2012, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose of variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2012:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$2,322.1	$182.8	$470.9	$448.3	$1,220.1
Operating lease obligations	893.5	118.1	157.5	109.2	508.7
Purchase obligations	151.9	61.1	72.6	18.2	—
Contingent consideration related to acquisitions(2)	3.8	1.4	—	2.4	—
Pension obligations(3)	106.1	21.3	9.8	11.4	63.6

Total(4)	$3,477.4	$384.7	$710.8	$589.5	$1,792.4

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, borrowings under the CP Program and the 2012 Facility, as described in Note 13 to the condensed consolidated financial statements

(2)	Reflects a $2.4 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016. Also includes $1.4 million in contingent consideration payments related to the November 2011 acquisition of Copal.
(3)	Reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded pension and other retirement benefit plans described in Note 12 to the condensed consolidated financial statements
(4)	The table above does not include the Company’s net long-term tax liabilities of $161.3 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. This amount is excluded as the exact amount of the payment is still uncertain. In addition, the table above does not include the following relating to the acquisition of Copal; (i) the $14.2 million note payable as described in Note 13 to the consolidated financial statements, (ii) $3.0 million in contingent consideration payments and (iii) the $69.2 million Redeemable Noncontrolling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated

Dividends

On October 23, 2012, the Board approved the declaration of a quarterly dividend of $0.16 per share of Moody’s common stock, payable on December 10, 2012 to shareholders of record at the close of business on November 20, 2012.

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

Moody’s is raising its EPS guidance for the full-year 2012 to a range of $2.95 to $3.05 from the previous range of $2.76 to $2.86. Full-year pro-forma EPS, which excludes the impact of a legacy tax benefit, is now expected to be in the range of $2.89 to $2.99, versus the previous range of $2.70 to $2.80. Certain components of the 2012 guidance have also been modified to reflect the Company’s current view of credit market conditions. For Moody’s overall, the Company now expects full-year 2012 revenue to grow in the mid-teens percent range. Full-year 2012 expenses are also now projected to increase in the mid-teens percent range. Full-year 2012 operating margin is now projected to be approximately 40 percent and adjusted operating margin for the year is still expected to be approximately 43 percent. The effective tax rate is still expected to be approximately 32 percent.

For the global MIS business, revenue for full-year 2012 is now expected to increase in the mid-teens percent range. Within the U.S., MIS revenue is now expected to increase in the low-20s percent range, while non-U.S. revenue is now expected to increase in the mid-single-digit percent range. CFG revenue is now projected to grow in the mid-20s percent range. Revenue from SFG is still expected to grow in the mid-single-digit percent range. FIG revenue is now expected to grow in the mid-single-digit percent range. PPIF finance revenue is now expected to increase in the mid-teens percent range.

For MA, full-year 2012 revenue is still expected to increase in the high-teens percent range. Within the U.S., MA revenue is still expected to increase in the high-teens to 20 percent range. Non-U.S. revenue is now expected to increase in the high-teens percent range. Revenue from RD&A is now projected to grow in the high-single-digit percent range, while revenue for ERS is still expected to grow in the low 20s percent range, reflecting the December 2011 acquisition of B&H, as well as growth in the base business. PS revenue is now projected to grow by approximately 70%, reflecting revenue from the late 2011 acquisition of a majority stake in Copal Partners.

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

On June 27, 2008, the Brockton Contributory Retirement System, a purported shareholder of the Company’s securities, filed a purported shareholder derivative complaint on behalf of the Company against its directors and certain senior officers, and the Company as nominal defendant, in the Supreme Court of the State of New York, County of New York. The plaintiff asserted various causes of action relating to the named defendants’ oversight of MIS’s ratings of RMBS and constant-proportion debt obligations, and their participation in the alleged public dissemination of false and misleading information about MIS’s ratings practices and/or a failure to implement internal procedures and controls to prevent the alleged wrongdoing. The plaintiff sought compensatory damages, restitution, disgorgement of profits and other equitable relief. On July 2, 2008, Thomas R. Flynn, a purported shareholder of the Company’s securities, filed a similar purported shareholder derivative complaint in the Supreme Court of the State of New York, County of New York, asserting similar claims and seeking the same relief. The Flynn and Brockton cases were consolidated and plaintiffs filed an amended consolidated complaint in November 2008. Similar claims were subsequently filed on October 30, 2008 by the Louisiana Municipal Police Employees Retirement System in the United States District Court for the Southern District of New York, on December 9, 2008 by Rena Nadoff in the Supreme Court of the State of New York and on July 6, 2009 by W. A. Sokolowski in the United States District Court for the Southern District of New York. On July 19, 2012, plaintiffs in the above shareholder derivative actions filed in the United States District Court for the Southern District of New York a motion for preliminary approval of a proposed settlement that would resolve all pending shareholder derivative cases. The settlement calls for Moody’s to adopt and maintain certain corporate governance changes for a period of two years. In connection with the settlement, the Company agreed not to oppose an application for attorney’s fees and costs in an amount not to exceed $4.95 million. On July 20, 2012, the District Court granted preliminary approval of the settlement. On September 6, 2012, the District Court held a final settlement hearing and, on September 7, 2012, entered a Final Order and Judgment. No shareholder has appealed the Final Order and Judgment, and the time for an appeal to be filed expired on October 9, 2012.

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

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action relates to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and seeks, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants is that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, is scheduled for May 2013. According to plaintiffs’ most recent litigation disclosures, plaintiffs have asserted that their total alleged compensatory damages against all defendants, consisting of alleged lost principal and lost interest, plus statutory interest, are approximately $713 million. However, this figure includes approximately $303 million dollars of damages asserted in connection with claims that have been dismissed against Moody’s via the court’s August 17, 2012 ruling, noted above. Three of the four plaintiffs whose claims were dismissed against Moody’s, with claims aggregating approximately $288 million, have filed motions for reconsideration.

In October 2009, plaintiffs King County, Washington and Iowa Student Loan Liquidity Corporation each filed substantially identical putative class actions in the Southern District of New York against two subsidiaries of the Company and several other defendants, including two other rating agencies and IKB Deutsche Industriebank AG. These actions arise out of investments in securities issued by a structured investment vehicle called Rhinebridge plc (the “Rhinebridge SIV”) and seek, among other things, compensatory and punitive damages. Each complaint asserted a claim for common law fraud against the rating agency defendants, alleging, among other things, that the credit ratings assigned to the securities issued by the Rhinebridge SIV were false and misleading. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. In April 2010, the court denied the rating agency defendants’ motion to dismiss. In June 2010, the court consolidated the two cases and the plaintiffs filed an amended complaint that, among other things, added Morgan Stanley & Co. as a defendant. In January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim and a claim for aiding and abetting fraud; on September 28, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. Plaintiffs have thus far not sought class certification. On September 7, 2012 the rating agencies filed a motion for summary judgment dismissing the remaining claims against them. In the course of the proceedings, the two plaintiffs have asserted that their total compensatory damages, consisting of alleged lost principal and lost interest, plus statutory interest, equal approximately $70 million. In June 2012, defendants IKB Deutsche Industriebank AG and IKB Credit Asset Management GmbH informed the court that they had executed a confidential settlement agreement with the plaintiffs.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of September 30, 2012, Moody’s has recorded liabilities for Legacy Tax Matters totaling $38.9 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In September 2012, New D&B effectively settled IRS examinations for its 2005 and 2006 tax years. As a result, in the third quarter of 2012, Moody’s recorded a reduction of accrued interest expense of $4.4 million ($2.6 million, net of tax) and an increase in other non-operating income of $12.8 million, relating to amounts due to New D&B. In June 2011, the statute of limitations for New D&B relating to its 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. As of September 30, 2012, Moody’s liability with respect to this matter totaled $36.8 million.

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

In the EU, in 2009, the European Parliament passed a new regulation (“EU Regulation”) that establishes an oversight regime for the CRA industry in the European Union. The framework for the EU Regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and are used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. The EU Regulation became fully effective in September 2010. MIS applied for registration in August 2010 and was granted registration in October 2011. In addition, the European Securities and Markets Authority (ESMA) was established in January 2011 and has had direct supervisory responsibility for the registered CRA industry in the EU since July 2011. In March 2012, ESMA published a report on its supervision of CRAs, which summarized the results of ESMA’s first examinations of MIS, Fitch Ratings and S&P. ESMA’s report includes a series of recommendations for enhanced or changed practices among all of the examined CRAs. The report did not publicly link any specific CRA with respect to particular findings by ESMA. As of the date of its report, ESMA had not determined whether any of its observations constituted a breach of the provisions of the EU Regulation and reserved its right to identify specific regulatory breaches at a later stage.

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

The proposal is now under discussion by both the European Parliament and the Council of the European Union. Both bodies have concluded their debates and have introduced amendments to the text. During the next stage of the legislative process (generally referred to as the “trialogues”), which commenced in July 2012, the Parliament, Council and Commission confer to agree on a final compromise text. While the timing is not clear, the Company believes it is possible that the trialogue process may conclude by year-end 2012.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2012 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 43 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and anticipated regulations resulting from that law; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act, and potential EU regulations, modifying the pleading and liability standards applicable to credit rating agencies in a manner adverse to rating agencies; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 74 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2012

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1 - 31	—	$—	—	$773.8 million
August 1 - 31	234,899	$38.50	233,918	$764.8 million
September 1 - 30	401,433	$40.11	401,433	$748.7 million

Total	636,332	$39.52	635,351

(1)	Includes the surrender to the Company of 981 shares of common stock in August to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization.

During the third quarter of 2012, Moody’s issued 1.2 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005).

.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3 of the Report on Form 8-K of the Registrant, file number 1-14037, filed October 29, 2012).

4

.1	Second Supplemental Indenture, dated August 20, 2012, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012).

.2	Form of notes (included in Exhibit 4.1, above)( incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: November 5, 2012

	By:	/s/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)