Form 10-K
period 2012-12-31
MOODYS CORP /DE/
filed 2013-02-26
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large Accelerated Filer ☒     Accelerated Filer ☐    Non-accelerated Filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No ☒

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2012 (based upon its closing transaction price on the Composite Tape on such date) was approximately $8.1 billion.

As of January 31, 2013, 223.6 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 16, 2013, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2012 10-K	1

MOODY’S CORPORATION

2	MOODY’S 2012 10-K

Exhibits filed Herewith
10.34	Fifth Amendment to the Moody’s Corporation Retirement Account
10.39	Fourth Amendment to the Profit Participation Plan of Moody’s Corporation
10.40	Fifth Amendment to the Profit Participation Plan of Moody’s Corporation
10.42	First Amendment to the Moody’s Corporation Career Transition Plan
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – 2012 and 2011
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MOODY’S 2012 10-K	3

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Adjusted Operating Income	Operating income excluding restructuring, depreciation and amortization and a goodwill impairment charge

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Analytics	Moody’s Analytics – reportable segment of MCO formed in January 2008 which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC

The FASB Accounting Standards Codification; the sole source of authoritative

GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B, which comprised the IMS Health and NMR businesses

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; leading provider of outsourced research and analytical services to institutional investors

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured CP notes

CP Program	The Company’s CP program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate collateralized debt obligations and CMBS; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

4	MOODY’S 2012 10-K

TERM	DEFINITION

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPPs	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value using a discount rate

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECAIs	External Credit Assessment Institutions

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA (formerly RMS); which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Market Authority

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Eurosystem	The monetary authority of the Eurozone, the collective of European Union member states that have adopted the euro as their sole official currency. The Eurosystem consists of the European Central Bank and the central banks of the member states that belong to the Eurozon

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a part of the Fitch Group

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

FX	Foreign exchange

FSTC	Financial Services Training and Certifications; a reporting unit within the MA Segment that includes classroom-based training services and CSI

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance ministers and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K.

G-20	The G-20 is an informal forum that promotes open and constructive discussion between industrial and emerging-market countries on key issues related to global economic stability. By contributing to the strengthening of the international financial architecture and providing opportunities for dialogue on national policies, international co-operation, and international financial institutions, the G-20 helps to support growth and development across the globe. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, U.K., U.S. and the EU, which is represented by the rotating Council presidency and the ECB

MOODY’S 2012 10-K	5

TERM	DEFINITION

IMS Health	A spin-off of Cognizant, which provides services to the pharmaceutical and healthcare industries

Indicative Ratings	These are ratings which are provided as of a point in time, and not published or monitored. They are primarily provided to potential or current issuers to indicate what a rating may be based on business fundamentals and financial conditions as well as based on proposed financings

Intellectual Property	The Company’s intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials

IOSCO	International Organization of Securities Commissions

IOSCO Code	Code of Conduct Fundamentals for CRAs issued by IOSCO

IRS	Internal Revenue Service

KIS	Korea Investors Service, Inc.; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Korea	Republic of South Korea

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of Business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty relating to the Series 2005-1 Notes, Series 2007-1 Notes, 2010 Senior Notes and 2012 Senior Notes; a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO

MIS Code	Moody’s Investors Service Code of Professional Conduct

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Earnings attributable to Moody’s Corporation, which excludes the portion of net income from consolidated entities attributable to non-controlling shareholders

New D&B	The New D&B Corporation – which comprises the D&B business after September 30, 2000

NM	Not-meaningful percentage change (over 400%)

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss)

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Other Retirement Plans	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PPP	Profit Participation Plan

PS	Professional Services; an LOB of MA

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and the analytical tools that are produced within MA

6	MOODY’S 2012 10-K

TERM	DEFINITION

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

Reorganization	The Company’s business reorganization announced in August 2007 which resulted in two new reportable segments (MIS and MA) beginning in January 2008

Retirement Plans	Moody’s funded and unfunded U.S. pension plans, the U.S. post-retirement healthcare plans and the U.S. post-retirement life insurance plans

RMBS	Residential mortgage-backed securities; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services. Now referred to as “ERS”

S&P	Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005- 1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SIV	Structured Investment Vehicle

Stock Plans	The Old D&B’s 1998 Key Employees’ Stock Incentive Plan and the Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

T&E	Travel and entertainment expenses

TPE	Third party evidence, as defined in the ASC, used to determine selling price based on a vendor’s or any competitor’s largely interchangeable products or services in standalone sales transactions to similarly situated customers

Total Debt	Current and long-term portion of debt as reflected on the consolidated balance sheets, excluding current accounts payable and accrued liabilities incurred in the ordinary course of business

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; evidence, as defined in the ASC, of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

WACC	Weighted average cost of capital

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

MOODY’S 2012 10-K	7

TERM	DEFINITION

2001 Plan	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005 relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved March 27, 2009

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500.0 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

7WTC	The Company’s corporate headquarters located at 7 World Trade Center

7WTC Lease	Operating lease agreement entered into on October 20, 2006

8	MOODY’S 2012 10-K

PART I

ITEM 1.	BUSINESS

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

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s reports in two reportable segments: MIS and MA. The MIS segment consists of all credit rating activity. All of Moody’s other non-rating commercial activities are included within the MA segment. Financial information and operating results of these segments, including revenue, expenses, operating income and total assets, are included in Part II, Item 8. Financial Statements of this annual report, and are herein incorporated by reference.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 110 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors. As of December 31, 2012, MIS had ratings relationships with approximately 10,000 corporate issuers and approximately 22,000 public finance issuers. Additionally, the Company has rated and currently monitors ratings on approximately 82,000 structured finance obligations (representing approximately 13,000 transactions). The aforementioned amounts relating to the number of issuers and transactions represent issuers or transactions that had an active rating at any point during the year ended December 31, 2012.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies, commentary on topical credit related events and also provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its Enterprise Risk Solutions business (formerly referred to as Risk Management Solutions), MA provides software solutions as well as related risk management services. Within its Professional Services business it provides outsourced research and analytical services along with financial training and certification programs. MA customers represent more than 4,100 institutions worldwide operating in approximately 115 countries. During 2012 Moody’s research web site was accessed by over 235,000 individuals including 30,000 client users.

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

MOODY’S 2012 10-K	9

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets have grown significantly both in terms of the amount and the types of securities or other obligations outstanding. Beginning in mid-2007, there was a severe market disruption and a global decline in issuance activity for some significant asset classes. Despite the market disruption and subsequent weak economic performance and recoveries in the advanced economies, Moody’s believes that the overall long-term outlook remains favorable for continued global growth of fixed-income markets including the market for related financial information such as credit opinions, data, analytics and related services.

Moody’s growth is influenced by a number of trends that impact financial information markets including:

•	Health of the world’s major economies;

•	Debt capital markets activity;

•	Disintermediation of credit markets;

•	Fiscal and monetary policy of governments;

•	Changing regulatory requirements; and

•	Business investment spending

Since the global financial crisis began in mid-2007, there has been slow progress in remediating structural issues and the economic recoveries from the 2008 – 2009 recession in the advanced economies has been weak. Adverse headwinds impacting the pace of global trade growth and volatile capital market flows have caused economic activity to slow across both advanced and emerging economies. However, gradual strengthening in global economic growth is expected to occur over the coming years as the U.S. economy continues to improve and the Euro crisis is managed.

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

Growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including interest rates, business investment spending, corporate refunding needs, merger and acquisition activity and consumer borrowing and securitization. Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets. MIS’s results can be affected by factors such as the performance and the prospects for growth of the major world economies, the fiscal and monetary policies pursued by their governments and the decisions of issuers to request MIS ratings to aid investors in their investment decision process. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global capital markets. Furthermore, the strong growth trend seen in the issuance of structured finance securities from the mid-1990’s reversed dramatically in 2008 due to market turmoil, with continued declines seen in 2009 and 2010, then stabilization in 2011. In 2012, Moody’s has seen revenue growth from this market. Despite significant declines from peak market levels, Moody’s believes that structured finance securities will continue to play a role in global credit markets and will provide opportunities for longer term revenue growth. Moody’s will continue to monitor this market and adapt to meet the changing needs of its participants.

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

10	MOODY’S 2012 10-K

An ongoing trend in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to, or instead of, retaining those assets. Recent credit market disruptions which began in mid-2007 initially slowed the trend of disintermediation globally, but Moody’s believes that debt capital markets offer advantages in capacity and efficiency compared to the traditional banking systems. In fact, disintermediation has accelerated in some markets over the past year because of the low interest rate environment and ongoing bank deleveraging, which has encouraged a number of corporations and other entities to seek alternative funding in bond markets, while in key emerging markets strong economic growth is out pacing their internal banking system capacity. Thus, disintermediation is expected to accelerate in the longer-term, with Moody’s continuing to target investment and resources to growing international markets where disintermediation and bond issuance should remain more robust.

In response to the credit market disruptions, ongoing volatility in the global capital markets and to address a wide range of new regulatory requirements, financial institutions are investing in people, processes and systems to enhance risk management and compliance functions. Regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel II, Basel III, Solvency II and others may stimulate demand for MA products. Financial institutions are also investing in advanced qualitative and quantitative tools and services to support their management of complex balance sheets and diverse portfolios. MA offers a suite of risk management products and services to address these needs, including but not limited to risk management software, economic analysis, training and professional services.

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

COMPETITION

The MIS business competes with other CRAs and with investment banks and brokerage firms that offer credit opinions and research. Many users of MIS’s ratings also have in-house credit research capabilities. MIS’s largest competitor in the global credit rating business is Standard & Poor’s Ratings Services (S&P), a division of The McGraw-Hill Companies, Inc. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P, while in other markets, the reverse is true.

In addition to S&P, MIS’s competitors include Fitch Ratings, Dominion Bond Rating Service Ltd., A.M. Best Company Inc., Japan Credit Rating Agency Ltd., Kroll Bond Rating Agency Inc., Morningstar Inc. and Egan-Jones Ratings Company. In Europe, examples of competitors include Euler Hermes Rating, Feri EuroRating, Creditreform Rating, PSR Rating, ICAP Group and Companhia Portuguesa de Rating. There are additional competitors in other regions and countries, for example, in China where Moody’s operates through a joint venture. These competitors include China Lianhe Credit Rating Co Ltd., Shanghai Brilliance Credit Rating & Investors Service Co Ltd., Dagong Global Credit Rating Co Ltd. and Pengyuan Credit Rating Co Ltd.

MA competes broadly in the financial information industry against diversified competitors such as Thomson Reuters, Bloomberg, S&P Capital IQ, Fitch Solutions, Dun & Bradstreet, IBM, Wolters Kluwer, Sungard, SAS, Fiserv, MSCI and Markit Group among others. MA’s main competitors within RD&A include S&P Capital IQ, CreditSights, Thomson Reuters, Intex, IHS Global Insight, BlackRock Solutions, FactSet and other smaller boutique providers of fixed income analytics, valuations, economic data and research. In ERS, MA faces competition from both large software providers such as IBM Algorithmics, SunGard, SAS, Oracle, Turaz, Oliver Wyman, Verisk and vari-

MOODY’S 2012 10-K	11

ous other smaller vendors and in-house solutions. Within PS, MA competes with Omega Performance, DC Gardner, and a host of financial training and education boutiques, and with Evalueserve, CRISIL Global Research & Analytics, and other providers of outsourced research and consulting services.

MOODY’S STRATEGY

Moody’s corporate strategy is to be the world’s most respected authority servicing financial risk-sensitive markets. The key aspects to implement this strategy are to:

•	Defend and enhance the core ratings and research business of MIS

•	Build MA’s position as a leading provider of risk management solutions to financial institutions

•	Invest in strategic growth opportunities

Moody’s will make investments to defend and enhance its core businesses in an attempt to position the Company to fully capture market opportunities resulting from global debt capital market expansion and increased business investment spending. Moody’s will also make strategic investments to achieve scale in attractive financial information markets, move into attractive product and service adjacencies where the Company can leverage its brand, extend its thought leadership and expand its geographic presence in high growth emerging markets.

To broaden the Company’s potential, MA provides a wide range of products and services capabilities to enable financial institutions to better manage risk. As such, MA adds to the Company’s value proposition in three ways. First, MA’s subscription businesses provide a significant base of recurring revenue to offset cyclicality in ratings issuance volumes that can introduce volatility to MIS revenues. Second, MA products and services, such as financial training and advisory services on risk management best practices, provide opportunities for entry into emerging markets before debt capital markets fully develop and present growth opportunities for the ratings business. Finally, MA’s integrated risk management software platform embeds Moody’s solutions deep into the technology infrastructure of banks and insurance companies worldwide.

Moody’s invests in initiatives to implement the Company’s strategy, including internally-led organic development and targeted acquisitions. Example initiatives include:

•	enhancements to ratings quality and product extensions

•	investments that extend ownership and participation in JVs and strategic alliances

•	headcount growth to meet customer demand for new products and services

•	Selective, bolt-on acquisitions that accelerate the ability to grow Moody’s businesses

•	Expansion in emerging markets

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

In the EU, in 2009, the European Parliament passed a new regulation (“CRA1”) that establishes an oversight regime for the CRA industry in the European Union. The framework for the EU regulation requires the registration, formal regulation and periodic inspection of CRAs operating in the EU. The EU Regulation also sets out specific requirements for the use of ratings that are produced outside of the EU and are used for regulatory purposes in the EU. Among these is a requirement for the relevant competent authority in the EU and the competent authority of the non-EU jurisdiction where that rating has been produced to enter into a cooperation agreement containing provisions related to the exchange of information and the coordination of supervisory activities. CRA1 became fully effective in September 2010. MIS applied for registration in August 2010 and was granted registration in October 2011. In addition, through a new regulatory instrument (CRA2), the European Securities and Markets Authority was established in January 2011 and has had direct supervisory responsibility for the registered CRA industry in the EU since July 2011.

12	MOODY’S 2012 10-K

Finally, in November 2011, the European Commission issued proposed amendments to its existing regulations (generally referred to as CRA3). After a year of dialogue among political institutions, regulatory authorities and market participants, the European Parliament voted on and adopted CRA3 in January 2013. A few additional steps remain in the legislative process before CRA3 is finalized. It is expected that CRA3 will become effective in the second half of 2013. As adopted, the revised regulations, among other things, would:

•	impose various additional procedural requirements with respect to ratings of sovereign issuers;

•	require member states to adopt laws imposing liability on CRAs for an intentional or grossly negligent failure to abide by the applicable regulations;

•

impose mandatory rotation requirements on CRAs hired by issuers of securities for ratings of resecuritizations, which may limit the number of years a CRA can issue ratings for such securities of a particular issuer;

•	impose restrictions on CRAs or their shareholders if certain ownership thresholds are crossed; and

•	impose additional procedural and substantive requirements on the pricing of services.

Certain of the provisions of CRA3 will be subject to ESMA rule-making and it is expected that process will happen within the year. Most of CRA3, however, will become effective 20 days after the text’s official publication.

In December 2012, the Staff of the SEC’s Trading and Markets Division published a “Report to Congress on Assigned Credit Ratings.” The delivery of this report, commonly referred to as the Franken Amendment Study, discharged one of the SEC’s obligations under the Financial Reform Act regarding the CRA industry. In the report, the SEC Staff identified several potential courses of action without endorsing any of them and noted that any changes through SEC rulemaking would require additional study of relevant information. In this respect, the SEC recommended that a roundtable be convened so that proponents and critics of the various options could discuss the report and its findings. The timing regarding this roundtable and the remainder of the SEC’s rulemaking under the Financial Reform Act remains uncertain. Other legislation and regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

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

MOODY’S 2012 10-K	13

EMPLOYEES

As of December 31, 2012 the number of full-time equivalent employees of Moody’s was approximately 6,800.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND POSITION	BIOGRAPHICAL DATA

Mark E. Almeida, 53 President—Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 55 Chief Risk Officer	Mr. Cantor has served as Chief Risk Officer of Moody’s Corporation since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. From July 2008 to November 2008, Mr. Cantor served as Acting Chief Credit Officer. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008, after serving as Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and New York University.

Robert Fauber, 42 Senior Vice President—Corporate Development	Mr. Fauber has served as Senior Vice President—Corporate Development of Moody’s Corporation since April 2009 and Head of the MIS Commercial Group since January 2013. Mr. Fauber served as Vice President-Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup from 1999 to 2005, including most recently, Director of Planning and Business Development for Citigroup’s Alternative Investments division. Prior to that, Mr. Fauber worked as a Director in Corporate Strategy & Business Development for Citigroup and a Vice President and Associate in the Financial Sponsor and Telecom investment banking groups at the firm’s Salomon Smith Barney subsidiary. From 1992-1996, Mr. Fauber worked at NationsBank (now Bank of America), working in the middle market commercial banking group and also ran the firm’s Global Finance college recruiting program in 1997.

John J. Goggins, 52 Executive Vice President and General Counsel	Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Linda S. Huber, 54 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

14	MOODY’S 2012 10-K

Michel Madelain, 57 President and Chief Operating Officer— Moody’s Investors Service	Mr. Madelain has served as President of Moody’s Investors Service Inc. since November 2010 and as Chief Operating Officer since May 2008. Prior to this, Mr. Madelain served as Executive Vice President, Fundamental Ratings from September 2007 to May 2008, with responsibility for all Global Fundamental Ratings, including Corporate Finance, Financial Institutions, Public Finance and Infrastructure Finance. He managed the Financial Institutions group from March 2007 until September 2007. Mr. Madelain served as Group Managing Director, EMEA Corporate Ratings from November 2000 to March 2007 and prior thereto held several Managing Director positions in the U.S. and U.K. Fundamental Rating Groups. Prior to joining Moody’s in 1994, Mr. Madelain served as a Partner of Ernst & Young, Auditing Practice. Mr. Madelain is qualified as a Chartered Accountant in France.

Joseph (Jay) McCabe, 62 Senior Vice President—Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President—Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Before joining the Company, he served as Vice President—Corporate Controller at PPL Corporation, an energy and utility holding company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 55 President and Chief Executive Officer	Mr. McDaniel has served as the President and Chief Executive Officer of the Company since April 2012, and served as the Chairman and Chief Executive Officer from April 2005 until April 2012. He currently serves on the MIS and International Business Development Committees of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chairman and Chief Executive Officer of Moody’s Investors Service, Inc., a subsidiary of the Company, since October 2007 and held the additional title of President from November 2001 to August 2007 and December 2008 to November 2010. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel currently is a Director of John Wiley & Sons, Inc.

Lisa S. Westlake, 51 Senior Vice President and Chief Human Resource Officer	Ms. Westlake has served as the Company’s Senior Vice President and Chief Human Resources Officer since November 2008. Prior to this position, Ms. Westlake served as Vice President—Investor Relations from December 2006 to November 2008 and Managing Director—Finance from September 2004 to December 2006. Prior to joining the Company, Ms. Westlake was a senior consultant with the Schiff Consulting Group from 2003 to 2004. From 1996 to 2003 Ms. Westlake worked at American Express Company where she held several different positions such as Vice President and Chief Financial Officer for the OPEN Small Business Network, Vice President and Chief Financial Officer for Establishment Services and Vice President and Chief Financial Officer for Relationship Services. From 1989 to 1995 Ms. Westlake held a range of financial management positions at Dun & Bradstreet Corporation and its subsidiary at the time, IMS International. From 1984 to 1987 Ms. Westlake served at Lehman Brothers in both the investment banking and municipal trading areas.

Blair L. Worrall, 56 Senior Vice President – Ratings Delivery and Data

Mr. Worrall was appointed Senior Vice President – Ratings Delivery and Data in February 2013. Prior to this position, he served as Senior Vice President – Internal Audit from April 2011 to February 2013 and as Vice President – Internal Audit from September 2007 to April 2011. He served as the Controller for Moody’s Investors Service from November 2004 until September 2007. Prior to joining the Company, Mr. Worrall was Vice President, Accounting for RCN Corporation from 2002 to 2004 and held various finance positions at Dow Jones & Company, Inc. from 1979 to 2001.

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this annual report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems minor or insignificant also may impair its business operations. If any of the following risks occur, Moody’s business, financial conditions, operating results and cash flows could be materially and adversely affected. These risk factors should be read in conjunction with the other information in this Form 10-K.

MOODY’S 2012 10-K	15

U.S. Laws and Regulations Affecting the Credit Rating Industry are Rapidly Evolving and May Negatively Impact the Nature and Economics of the Company’s Business

Moody’s operates in a highly regulated industry and is subject to extensive regulation by federal, state and local authorities in the U.S. These regulations are complex, rapidly evolving and have tended to become more stringent over time. Some of the more prominent developments are discussed below or under the section entitled “Regulation” in Part 1, Item 1 of this Form 10-K. These new laws and regulations may cause or result in:

•	increased competition in the credit rating business;

•	alternatives to credit ratings;

•	restrictions on the use of information in the development or maintenance of credit ratings;

•	increased regulatory oversight of the credit markets and credit rating agency operations;

•	limits on the number of years a credit rating agency can rate the securities of a particular issuer; or

•	changes in the pricing of credit ratings.

Two key pieces of legislation affecting these changes are the Reform Act and the Financial Reform Act. Under the Reform Act, which seeks to encourage increased competition among rating agencies, the SEC has direct jurisdiction over credit rating agencies that seek NRSRO status and has the authority to inspect their operations. The Financial Reform Act authorizes the adoption of enhanced oversight standards for credit rating agencies, and also provides for new pleading standards and enhanced liability. As a result, credit rating agencies may be subject to a greater number of legal proceedings claiming liability for losses suffered by investors on rated securities and may increase the aggregate legal defense costs incurred by Moody’s.

These new laws and regulations, and any future rulemaking, could result in reduced demand for credit ratings and increased costs, which Moody’s may be unable to pass through to customers. In addition, there may be greater uncertainty over the scope, interpretation and administration of new laws and regulations. As new laws and regulations are adopted, the Company may be required to incur significant expenses in order to ensure compliance and mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be increased uncertainty over and exposure to liability. Given the comparatively recent adoption and the number of additional reforms proposed, it is difficult to accurately assess the future impact of these new and proposed legislative and regulatory requirements on Moody’s business and its customers’ businesses. These developments may affect MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s ratings are developed, assigned and communicated, affect the manner in which MIS or its customers or users of credit ratings operate, impact the demand for MIS’s ratings and alter the economics of the credit ratings business, including by restricting or mandating business models for rating agencies. Further, speculation concerning the impact of legislative and regulatory initiatives and the increased uncertainty over potential liability and adverse legal or judicial determinations may affect Moody’s stock price. Although these recent and pending legislative and regulatory initiatives apply to rating agencies and credit markets generally, they may affect Moody’s in a disproportionate manner. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on Moody’s operations, profitability, competitiveness, demand for credit ratings and the manner in which such ratings are utilized.

Financial Reforms Outside the U.S. Affecting the Credit Rating Industry May Negatively Impact the Nature and Economics of the Company’s Business

In addition to the extensive and evolving U.S. laws and regulations governing the industry, foreign jurisdictions have taken measures to increase regulation of rating agencies and the markets for ratings. In particular, the EU has been active in adopting a new regulatory framework for rating agencies operating in the EU, and has sought to introduce a common EU regulatory approach to oversight of credit rating agencies. The EU has established conditions for the issuance of credit ratings, rules on the organization and conduct of credit rating agencies—including restrictions on certain activities deemed to create a conflict of interest—and special requirements for the rating of structured finance instruments. ESMA, which became fully operational in July 2011, now has direct supervisory authority for credit rating agencies in the EU.

In January 2013, the European Parliament adopted amendments to its existing CRA regulations (generally referred to as CRA3). A few additional steps remain in the legislative process before CRA3 is finalized. It is expected that CRA3 will become effective in the second half of 2013. As adopted, the revised regulations, among other things, would: (i) impose various additional procedural requirements with respect to ratings of sovereign issuers; (ii) require member states to adopt laws imposing liability on CRAs for an intentional or grossly negligent failure to abide by the applicable regulations; (iii) impose mandatory rotation requirements on CRAs hired by issuers of securities for ratings on resecuritizations, which may limit the number of years a CRA can issue ratings for such securities of a particular issuer; (iv) impose restrictions on credit rating agencies or their shareholders if certain ownership thresholds are crossed; and (v) impose additional procedural and substantive requirements on the pricing of services.

16	MOODY’S 2012 10-K

EU financial reforms could have a significant negative effect on Moody’s operations and profitability, ability to compete or the markets for its products and services, including in ways that Moody’s presently is unable to predict. In particular, exposure to increased liability under future EU regulation may further increase costs and legal risks associated with the issuance of credit ratings and materially and adversely impact Moody’s results of operations. In addition, compliance with the amended EU regulations may increase costs of operations.

Further, Moody’s believes there is still potential for additional rulemaking by the EU and other jurisdictions that can significantly impact operations or the markets for Moody’s products and services, such as regulations affecting the need for debt securities to be rated, establishment of criteria for credit ratings or limiting the entities authorized to provide credit ratings. Moody’s cannot predict the extent of such future laws and regulations, however, the effect that they have on Moody’s business or the potential for increased exposure to liability could be significant. Financial reforms in the EU and other foreign jurisdictions may have a material adverse effect on the Moody’s business, operating results and financial conditions.

Exposure to Litigation Related to Moody’s Rating Opinions

Moody’s faces exposure to litigation related to its ratings actions, as well as other business practices. As a result of difficult economic times and turbulent markets over the last several years, the market value of credit-dependent instruments has declined and defaults have increased. This has led to a significant increase in the number of legal proceedings that Moody’s is facing, including class actions and other litigation, government investigations and inquiries concerning events in the U.S. subprime residential mortgage sector and the credit markets more broadly over the last several years. Legal proceedings impose additional expenses on the company and require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues. Risks relating to legal proceedings may be heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and their existence and magnitude often remains unknown for substantial periods of time. Furthermore, to the extent that Moody’s is unable to achieve dismissals from the various litigation at an early stage and matters proceed to trial, as are two SIV related litigations filed against the subsidiaries of Moody’s in the Southern District of New York, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome. See “Contingencies” for more information regarding ongoing investigations and civil litigation that we currently face. Due to the number of these proceedings and significant amount of damages sought, there is a risk that Moody’s will be subject to judgments, settlements, fines, penalties or other adverse results that could have a material adverse effect on its business, operating results and financial condition.

Legal, Economic and Regulatory Risks of Operating in Foreign Jurisdictions

Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates may have an impact on business. For example, economic uncertainty in the Eurozone or in Southeast Asia could affect the number of securities offerings undertaken within those particular areas. In addition, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:

•	restrictions on the ability to convert local currency into U.S. dollars;

•	exposure to exchange rate movements between foreign currencies and the U.S. dollar;

•	the costs of repatriating cash held by entities outside the U.S.;

•	U.S. laws affecting overseas operations including domestic and foreign export and import restrictions, tariffs and other trade barriers;

•	different legal or civil liability standards;

•	uncertain and evolving laws and regulations applicable to the financial services industries;

•	economic, political and geopolitical market conditions;

•	the possibility of nationalization, expropriation, price controls and other restrictive governmental actions;

•	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions;

•	longer payment cycles and possible problems in collecting receivables; and

•	potentially adverse tax consequences.

MOODY’S 2012 10-K	17

Additionally, Moody’s is subject to complex U.S. and foreign laws and regulations, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery and anti-corruption laws. Although the Company has implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such policies and procedures may not be effective in preventing employees, contractors or agents from violating or circumventing such policies and the law. Any determination that the Company has violated anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s financial conditions. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in fines and penalties, criminal sanctions, administrative remedies, restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial conditions.

Moody’s Operations and Infrastructure may Malfunction or Fail

Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including its headquarters in New York City and offices in major cities worldwide. This may include a disruption involving physical or technological infrastructure used by the Company or third parties with or through whom Moody’s conducts business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism or war or otherwise. Moody’s efforts to secure and plan for potential disruptions of major operating systems may not be successful. The Company, in a number of instances, relies on third party providers to provide essential services. While the Company believes that such third parties are reliable, the Company has less control over the performance of such providers. The Company also does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, their ability to service and interact with Moody’s clients and customers may suffer. A disruption to Moody’s operations or infrastructure may have a material adverse effect on its business, results of operations and financial conditions.

Risks Related to Cybersecurity and Protection of Confidential Information

Moody’s prominence in the global marketplace makes it more likely that the Company will be targeted for cyber-attacks and other cybersecurity risks. In particular, the Company may be targeted in response to its ratings of sovereign debt. The Company’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Protective measures that Moody’s takes may be circumvented or insufficient and the Company’s networks and those of third party service providers may be vulnerable to security risks including unauthorized access to proprietary information and sensitive or confidential information, denial-of-service attacks, computer viruses and other security concerns, such as attacks from cyber criminals. Confidential and other information may be disclosed to an unauthorized third party as a result of inappropriate access to information technology systems and assets, or may be insufficiently protected when transferred to an authorized recipient. A successful cyber-attack could cause interruptions or malfunctions and compromise the confidentiality and integrity of the Company’s web sites, applications or data. Breaches of security could also expose the Company, its customers and others to risks of loss. Such attacks could have regulatory and reputational consequences, as well as affect client relationships. While we continue to focus on mitigating our vulnerability to cyber risks and protect our infrastructure against security breaches, security measures against such attacks are costly and may prove inadequate. As a result of such attacks, the Company may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. A successful cyber-attack or other cybersecurity concern may have a material adverse effect on the business, operating results and financial conditions.

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets

Moody’s business is impacted by general economic conditions and volatility in the world financial markets. Credit market disruptions together with the persistent economic slowdown and uncertainty have negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Although access to credit markets has improved in the U.S., a long-term continuation of difficult economic conditions, uncertainty regarding the U.S. debt ceiling or a worsening of the sovereign debt crisis in Europe is likely to have an adverse impact on the business. Future debt issuances could be negatively affected by a sharp increase in long-term interest rates or factors which cause instability or volatility in the global capital markets, such as significant regulatory, political or economic events, the use of alternative sources of credit including financial institutions and government sources and defaults of significant issuers. Changes in the markets for such securities and in the role and regulation of rating agencies may materially adversely affect the Company.

Furthermore, issuers of debt securities may elect to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional credit rating agencies, such as MIS. A majority of MIS’s revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Accordingly, any market volatility or conditions that either reduce investor demand for debt securities or reduce issuers’ will-

18	MOODY’S 2012 10-K

ingness or ability to issue such securities could reduce the number and dollar-equivalent volume of debt issuances for which MIS provides ratings services and thereby have an adverse effect on the fees derived from the issuance of ratings. As such, no assurance can be given as to the amount of revenues that may be derived therefrom.

The timing, nature, extent and sustainability of any recovery in the credit and other financial markets remains uncertain, and a prolonged period of market decline or weakness could have a material adverse effect on the business. Moody’s initiatives to reduce costs may not be sufficient and further cost reductions may be difficult or impossible to obtain in the near term, due in part to rent, technology, compliance and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, the cost-reduction initiatives undertaken to date could make it difficult for the Company to rapidly expand operations to accommodate any unexpected increase in the credit markets and demand for ratings. Volatility in the financial markets, to include changes in the volumes of debt securities and changes in interest rates, may have a material adverse effect on the business, operating results and financial conditions.

Increased Pricing Pressure from Competitors and/or Customers

There is intense price competition in the credit rating, research and credit risk management markets. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and service, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, bankruptcies and consolidation of customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of customers. While Moody’s seeks to compete primarily on the basis of the quality of its products and service, it may lose market share if its pricing and services are not sufficiently competitive with its current and future competitors. In addition, one of the central goals of the Reform Act was to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing, as well as other competitive pressures. If Moody’s is unable to compete successfully with respect to the pricing of its services and products, its business, operating results and financial condition may experience a material adverse effect.

Exposure to Reputational and Credibility Concerns

Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the rating agency business as a whole or Moody’s, relative to its competitors, suffers a loss in credibility, Moody’s business could be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities, the timing and nature of changes in ratings, a major compliance failure, negative publicity and increased criticism by users of ratings, regulators and legislative bodies, including adverse publicity as to the ratings process and its implementation with respect to one or more securities. Operational errors, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the credit rating industry. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition.

Introduction of Competing Products or Technologies by Other Companies

The markets for credit ratings, research and credit risk management services are highly competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and utilize emerging technological trends is a key factor in maintaining market share. Our competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, as well as smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may price or market their products in manners that differ from those utilized by Moody’s. Customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and its growth prospects. In addition, Moody’s growth prospects also could be adversely affected by limitations of its information technologies that fail to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. If Moody’s is unable to compete successfully, there may be a material adverse effect on its business, operating results and financial condition.

Significant Amount of Intangible Assets

At December 31, 2012, Moody’s had $637.1 million of goodwill and $226.5 million of intangible assets on its balance sheet. Approximately 99% of these intangibles reside in the MA business and are allocated to the four reporting units within MA: RD&A; ERS; Financial Services Training and Certifications, and Copal. Failure to achieve business objectives and financial projections in any of these reporting units could result in an asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists is difficult as a result of increased uncertainty and current market dynamics, and requires significant management estimates and judgment. An asset impairment charge could have a material adverse effect on the business, operating results and financial condition. During the fourth quarter of 2012, the Company recognized a $12.2 million goodwill impairment charge related to its FSTC reporting unit, which is more fully

MOODY’S 2012 10-K	19

described in the “Critical Accounting Estimates” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10K.

Possible Loss of Key Employees and Related Compensation Cost Pressures

Moody’s success depends in part upon recruiting, retaining and motivating highly skilled, experienced financial analysts and other professionals. Competition for skilled individuals in the financial services industry is intense, and Moody’s ability to attract high quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing analytical industries. Investment banks, investors and competitors may seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. We are highly dependent on the continued services of Raymond W. McDaniel, Jr., our President and Chief Executive Officer, and other senior officers and key employees. The loss of the services of skilled personnel for any reason, as well as any negative market perception resulting from such loss, could have a material adverse effect on the business, operating results and financial condition.

Moody’s Acquisitions and Other Strategic Transactions may not Produce Anticipated Results

Moody’s has made and expects to continue to make acquisitions or enter into other strategic transactions to strengthen our business and grow the Company. Such transactions present significant challenges and risks. The market for acquisition targets and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions. If such transactions are completed, they may not realize the anticipated growth and other strategic objectives, and a variety of factors may adversely affect any anticipated benefits from such transactions. For instance, the process of integration may require more resources than anticipated, there may be unexpected regulatory and operating difficulties and expenditures, the Company may fail to retain key personnel of the acquired business and such transactions may divert management’s focus from other business operations. The anticipated benefits from an acquisition or other strategic transaction may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions and other strategic transactions to perform as expected may have a material adverse effect on the business, operating results and financial condition.

The Trading Price of Moody’s Stock Could be Affected by Third Party Actions

Ownership of Moody’s stock is highly concentrated with a majority of shares held by a few institutional stockholders. Due to this concentrated stockholder base, the trading price of Moody’s stock could be affected considerably by actions of significant stockholders to increase or decrease their positions in Moody’s stock. As a result, the actions of these institutional stockholders could create high stock volatility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 668,513 square feet of leased space. As of December 31, 2012, Moody’s operations were conducted from 15 U.S. offices and 53 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations and inquiries, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings pursuant to SEC rules and other pending matters as it may determine to be appropriate.

Following events in the global credit markets over the last several years, including in the U.S. subprime residential mortgage sector, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing inquiry and governmental investigations, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other domestic and foreign governmental authorities and is responding to such investigations and inquiries.

20	MOODY’S 2012 10-K

In addition, the Company is facing litigation from market participants relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased following the events in the U.S. subprime residential mortgage sector and global credit markets more broadly over the last several years.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant- proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. Oral arguments on the motion for summary judgment is scheduled for April 2013.

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action relates to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and seeks, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants is that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, is scheduled for May 2013. Based on plaintiffs’ most recent litigation disclosures, the August 2012 dismissal of certain claims noted above, the reinstatement of certain of those claims in November 2012, and the dismissal of an additional plaintiff’s claims in February 2013, the total alleged compensatory damages against all defendants are approximately $638 million, consisting of alleged lost principal and lost interest, plus statutory interest, except that approximately $14.5 million of those claimed damages are not being sought from Moody’s.

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

MOODY’S 2012 10-K	21

the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim and a claim for aiding and abetting fraud; on September 28, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. Plaintiffs have not sought class certification. On September 7, 2012 the rating agencies filed a motion for summary judgment dismissing the remaining claims against them. On January 3, 2013, the Court issued an order dismissing the claim for aiding and abetting fraud against the rating agencies but allowing the claim for fraud to proceed to trial. It is expected that a trial date will be set with respect to the fraud claim against the rating agencies and a claim for aiding and abetting fraud against Morgan Stanley. In the course of the proceedings, the two plaintiffs have asserted that their total compensatory damages against all defendants, consisting of alleged lost principal and lost interest, plus statutory interest, equal approximately $70 million. In June 2012, defendants IKB Deutsche Industriebank AG and IKB Credit Asset Management GmbH informed the court that they had executed a confidential settlement agreement with the plaintiffs.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

22	MOODY’S 2012 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended December 31, 2012

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program (2)
October 1 – 31	799	$—	—	$748.7 million
November 1 – 30	841,406	$46.34	841,406	$709.7 million
December 1 – 31	661,989	$48.96	661,989	$677.3 million

Total	1,504,194	$47.50	1,503,395

(1)	Includes the surrender to the Company of 799 shares of common stock in October to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On July 30, 2007 the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization. On February 12, 2013, the Board authorized a new $1 billion share repurchase program. The Company expects to commence repurchases under the new program immediately following the completion of the existing program.

During the fourth quarter of 2012, Moody’s issued 1.9 million shares under employee stock-based compensation plans.

MOODY’S 2012 10-K	23

COMMON STOCK INFORMATION AND DIVIDENDS

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared and paid for the periods shown. The number of registered shareholders of record at January 31, 2013 was 2,874. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

	Price Per Share		Dividends Per Share

	High	Low	Declared	Paid
2012:
First quarter	$42.67	$34.35	$—	$0.16
Second quarter	$43.05	$33.86	0.16	0.16
Third quarter	$46.26	$35.13	0.16	0.16
Fourth quarter	$51.63	$43.23	0.36	0.16

Year ended December 31, 2012			$0.68	$0.64

2011:
First quarter	$34.74	$26.49	$—	$0.115
Second quarter	$41.93	$34.26	0.14	0.14
Third quarter	$40.28	$26.79	0.14	0.14
Fourth quarter	$37.15	$28.29	0.30	0.14

Year Ended December 31, 2011			$0.58	$0.535

During 2010, the Company paid a quarterly dividend of $0.105 per share of Moody’s common stock in each of the quarters, resulting in dividends paid per share during the year ended December 31, 2010 of $0.42.

On December 11, 2012, the Board of the Company approved the declaration of a quarterly dividend of $0.20 per share of Moody’s common stock, payable on March 11, 2013 to shareholders of record at the close of business on February 20, 2013. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2012, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	17,437,061	(1)	$42.82	11,925,557	(3)
Equity compensation plans not approved by security holders	—		$—	—

Total	17,437,061		$42.82	11,925,557

(1)	Includes 14,498,111 options and unvested restricted shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, 1,472,041 options and unvested restricted shares outstanding under the Company’s 1998 Key Employees’ Stock Incentive Plan, and 27,993 options and unvested restricted shares outstanding under the 1998 Non-Employee Directors’ Stock Incentive Plan. This number also includes a maximum of 1,438,916 performance shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout at 200% of the target award for performance shares granted in 2011 and the maximum payout at 225% of the target award for performance shares granted in 2012. Assuming payout at target, the number of shares to be issued upon the vesting of performance share awards is 679,345.

24	MOODY’S 2012 10-K

(2)	Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.

(3)	Includes 8,748,171 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 5,742,287 may be issued as restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan and 98,685 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 3,078,701 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

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

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2007. The comparison also assumes the reinvestment of dividends, if any. The total return for the Moody’s Corporation common stock was 52% during the performance period as compared with a total return during the same period of (25%) for the Russell 3000 Financial Services Index and 9% for the S&P 500 Composite Index.

Comparison of Cumulative Total Return

Moody’s Corporation, Russell 3000 Financial Services Index and S&P 500 Composite Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Moody’s Corporation, the S&P 500 Index,

and the Russell 3000 Financial Services Index

	Year Ended December 31,
	2007	2008	2009	2010	2011	2012
Moody’s Corporation	$100.00	$56.99	$77.26	$77.86	$100.40	$152.47
S&P 500 Composite Index	100.00	63.00	79.67	91.67	93.61	108.59
Russell 3000 – Financial Services Index	100.00	51.06	60.05	67.62	59.56	75.39

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

MOODY’S 2012 10-K	25

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,

amounts in millions, except per share data	2012	2011	2010	2009	2008
Results of operations
Revenue	$2,730.3	$2,280.7	$2,032.0	$1,797.2	$1,755.4
Operating and SG&A expenses	1,547.2	1,313.1	1,192.8	1,028.1	934.6
Goodwill impairment	12.2	—	—	—	—
Restructuring	—	—	0.1	17.5	(2.5)
Depreciation and amortization	93.5	79.2	66.3	64.1	75.1

Operating income	1,077.4	888.4	772.8	687.5	748.2
Non-operating (expense) income, net (1)	(53.4)	(48.6)	(58.4)	(41.3)	(18.4)

Income before provision for income taxes	1,024.0	839.8	714.4	646.2	729.8
Provision for income taxes	324.3	261.8	201.0	239.1	268.2

Net income (2)	699.7	578.0	513.4	407.1	461.6
Less: Net income attributable to noncontrolling interests	9.7	6.6	5.6	5.1	4.0

Net income attributable to Moody’s	$690.0	$571.4	$507.8	$402.0	$457.6

Earnings per share
Basic	$3.09	$2.52	$2.16	$1.70	$1.89
Diluted	$3.05	$2.49	$2.15	$1.69	$1.87
Weighted average shares outstanding
Basic	223.2	226.3	235.0	236.1	242.4
Diluted	226.6	229.4	236.6	237.8	245.3
Dividends declared per share	$0.68	$0.58	$0.43	$0.405	$0.40
Operating margin	39.5%	39.0%	38.0%	38.3%	42.6%

	NON-GAAP FINANCIAL MEASURES Year Ended

	2012	2011	2010	2009	2008
Adjusted Operating Income (3)	$1,183.1	$967.6	$839.2	$769.1	$820.8
Adjusted Operating Margin (3)	43.3%	42.4%	41.3%	42.8%	46.8%
Proforma diluted EPS attributable to Moody’s common shareholders (3)	$2.99	$2.46	$2.13	$1.70	$1.82
Free cash flow (3)	$778.1	$735.6	$574.3	$553.1	$455.3

		December 31,

	2012	2011	2010	2009	2008
Balance sheet data
Total assets	$3,960.9	$2,876.1	$2,540.3	$2,003.3	$1,733.4
Long-term debt	$1,607.4	$1,172.5	$1,228.3	$746.2	$750.0
Total shareholders’ equity (deficit)	$396.6	$(158.4)	$(298.4)	$(596.1)	$(986.1)

(1)	The 2012, 2011, 2010, 2009 and 2008 amounts include benefits of $17.2 million, $10.1 million, $2.5 million, $6.5 million, and $13.3 million, respectively, related to the favorable resolution of certain Legacy Tax Matters.

(2)	The 2012, 2011, 2010, 2009, and 2008 amounts include benefits of $12.8 million, $7.0 million, $4.6 million, $8.2 million, and $10.7 million, respectively, related to the resolution of certain Legacy Tax Matters.

(3)	Refer to “Non-GAAP measures” in Item 7 of this Form 10K for a discussion of the Company’s non-GAAP financial measures

26	MOODY’S 2012 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This MD&A contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 60 and Item 1A. “Risk Factors” commencing on page 17 for a discussion of uncertainties, risks and other factors associated with these statements.

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s has two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its ERS business (formerly referred to as RMS), MA provides software solutions as well as related risk management services. The PS business provides outsourced research and analytical services along with financial training and certification programs.

Moody’s purchased CSI and Copal in November 2010 and 2011, respectively, and their revenues are reported within the PS LOB within MA. Moody’s purchased B&H in December 2011, which is currently part of the ERS LOB within MA.

CRITICAL ACCOUNTING ESTIMATES

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and intangible assets, pension and other retirement benefits, UTBs and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that are uncertain at the time the accounting estimates are made and changes to those estimates could have a material impact on the Company’s consolidated results of operations or financial condition.

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

MOODY’S 2012 10-K	27

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

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which ranged from two to 52 years at December 31, 2012. At December 31, 2012, 2011 and 2010, deferred revenue related to these securities was approximately $82 million, $79 million and $76 million, respectively.

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

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2012, 2011 and 2010, accounts receivable included approximately $22 million, $24 million and $25 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the monitoring period, however, revenue is accrued ratably over the monitoring period.

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

Products and services offered within the MA segment are sold either stand-alone or together in various combinations. In instances where a multiple element arrangement includes software and non-software deliverables, revenue is allocated to the non-software deliverables and to the software deliverables, as a group, using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Revenue is recognized for each element based upon the conditions for revenue recognition previously described.

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

28	MOODY’S 2012 10-K

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

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this “MD&A”, commencing on page 58 is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities. Additionally, for legal defense costs insured by the Company’s wholly-owned insurance entity, the Company records liabilities for these items based on the estimated total claims expected to be paid and/or total projected costs to be incurred to defend a claim over the anticipated duration of a matter.

For claims, litigation and proceedings and governmental investigations and inquiries not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

The Company’s wholly-owned insurance subsidiary insures the Company against certain risks including but not limited to deductibles for worker’s compensation, employment practices litigation, employee medical claims and terrorism, for which the claims are not material to the Company. In addition, for claim years 2008 and 2009, the insurance subsidiary insured the Company for defense costs related to professional liability claims. For matters insured by the Company’s insurance subsidiary, Moody’s records liabilities based on the estimated total claims expected to be paid and total projected costs to defend a claim through its anticipated conclusion. The Company determines liabilities based on an assessment of management’s best estimate of claims to be paid and legal defense costs as well as actuarially determined estimates. The Cheyne SIV and Rhinebridge SIV matters, more fully discussed in the “Contingencies” section of this MD&A, are both cases from the 2008/2009 claims period, and accordingly the defense cost for these matters are insured by the Company’s insurance subsidiary. Defense costs for matters not self-insured by the Company’s wholly-owned insurance subsidiary are expensed as services are provided.

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

MOODY’S 2012 10-K	29

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

At July 31, 2012, the Company had five primary reporting units: one in MIS that encompasses all of Moody’s ratings operations and four reporting units within MA: RD&A, ERS, FSTC and Copal. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software and maintenance and related implementation services. In the first quarter of 2012, a division formerly in the RD&A reporting unit which provided various financial modeling services was transferred to the ERS reporting unit. Additionally, in the second quarter of 2012, the CSI reporting unit, which consisted of all operations relating to CSI which was acquired in in November 2010, was integrated into MA’s training reporting unit to form the FSTC reporting unit. The new FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. In the fourth quarter of 2011, the Company acquired Copal which is deemed to be separate reporting unit at December 31, 2012. Also, in December 2011, the Company acquired B&H which is part of the ERS reporting unit.

In 2011, the FASB issued an ASU which permits an entity to first assess qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount before proceeding with a quantitative assessment. The Company has adopted the provisions of this ASU as of December 31, 2011 and accordingly, the Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than its carrying value, the difference is recognized as an impairment charge. For the reporting units where the Company is consistently able to conclude on impairment using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years.

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

At July 31, 2012, the Company determined, based on actual and forecasted operating results and certain other macroeconomic uncertainties that there were indicators that the fair value of the FSTC reporting unit may potentially be less than its carrying amount. This fact coupled with the aforementioned integration of CSI with MA’s other training businesses, the transfer of a division from the RD&A reporting unit to the ERS reporting unit and the acquisition of B&H after the November 30, 2011 goodwill impairment analysis date, resulted in the Company performing a quantitative goodwill impairment assessment on the RD&A, ERS and FSTC reporting units at July 31, 2012. Based on this assessment, the Company concluded that the goodwill related to these reporting units was not impaired at July 31, 2012, as the fair value for these reporting units was in excess of their carrying values.

30	MOODY’S 2012 10-K

The Company performed a qualitative analysis on its MIS and Copal reporting units at July 31, 2012 and determined that it was not more likely than not that the fair value of these reporting units was less than their carrying amounts. The most significant estimates in these qualitative assessments were projected results for each reporting unit and the weighted average cost of capital (WACC). The qualitative assessment also considered the impact of various macroeconomic conditions as well as factors specific to the reporting unit that could impact future cash flows. In addition to analyzing macroeconomic factors that could potentially impact the cash flows of the reporting units, the Company analyzed the growth rates and the WACC for the MIS reporting unit, noting that changes in the assumptions from those used for the reporting unit’s last quantitative assessment as of November 30, 2010 were favorable to the reporting unit’s valuation. For the Copal reporting unit, the Company believes its fair value approximates the purchase price due to the proximity of the purchase date to the date of the goodwill impairment assessment and the fact that Copal is meeting its financial targets established at the time of the acquisition. Based upon the aforementioned qualitative assessment for MIS and Copal, the Company determined that it was not more likely than not that the fair value of the MIS and Copal reporting units was less than its carrying amount.

In the fourth quarter of 2012, based on declines in cash flow projections for the FSTC reporting unit which reflected slower than anticipated growth in training and certification spending for individuals and global financial institutions, the Company determined that there were indicators that the fair value of the FSTC reporting unit may potentially be less than its carrying amount. The decline in projected cash flows for the FSTC reporting unit from the July 31, 2012 impairment assessment reflects many individuals and global financial institutions scaling back expenditures for training and certification services amidst current macroeconomic uncertainties in the North America and EMEA regions. Accordingly, the Company performed a quantitative goodwill impairment assessment on this reporting unit as of December 31, 2012. This test resulted in the carrying value of the FSTC reporting unit being less than its fair value. As a result, the Company performed step three of the goodwill impairment evaluation and determined the implied fair value of the FSTC reporting unit’s goodwill by calculating the fair value of the identifiable assets and liabilities of the reporting unit. This calculation resulted in the carrying value of the FSTC reporting unit’s goodwill exceeding its fair value resulting in an impairment charge of $12.2 million in the fourth quarter of 2012.

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2012 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for all reporting units. For the RD&A and ERS reporting units, the fair value in the table below was calculated as of July 31, 2012. As described above, there was a quantitative assessment performed on the FSTC reporting unit as of December 31, 2012 and accordingly, the fair value in the table below for this reporting unit was calculated as of December, 31, 2012. For the MIS reporting unit, the fair value was calculated as of November 30, 2010 as there have been no qualitative indicators that have resulted in the Company performing a quantitative test subsequent to this date. The Copal reporting unit’s fair value is deemed to be its purchase price.

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$11.9	$—	$—	$—	$—
RD&A	162.2	—	—	—	—
ERS	217.1	—	—	—	—
FSTC	113.2	(14.4)	(31.0)	(47.6)	(64.2)
Copal	132.7	*	*	*	*

Total	$637.1	$(14.4)	$(31.0)	$(47.6)	$(64.2)

*	Copal was excluded from the sensitivity analysis in the table above as well as the sensitivity analyses on the WACC and future cash flow assumptions discussed below as it was acquired in the fourth quarter of 2011. Accordingly, the carrying value of the net assets acquired approximates their fair value at December 31, 2012.

As can be seen from the table above, the reporting unit most at risk for potential impairment is the FSTC reporting unit, and failure to meet its financial projections could result in further goodwill impairment. This business is, in part, sensitive to the staffing levels and profitability of the global financial services industry, particularly in Canada and EMEA.

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units as of the date of each reporting unit’s last quantitative test (December 31, 2012 for FSTC; July 31, 2012 for RD&A and ERS; November 30, 2010 for MIS). This discussion excludes Copal which has not yet been subject to a full quantitative impairment analysis as of December 31, 2012 due to the timing of the acquisition of this entity.

MOODY’S 2012 10-K	31

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

The sensitivity analyses on the WACC and future cash flow assumptions described below are as of the date of the last quantitative assessment for each reporting unit. The FSTC reporting unit is excluded from these sensitivity analyses as there was a goodwill impairment charge recorded for this reporting unit in the fourth quarter of 2012. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology which requires significant management judgment:

•

WACC—The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 9% to 12% as of the date of the last quantitative test for each reporting unit. Differences in the WACC used between reporting units is due primarily to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on the MIS, RD&A and ERS reporting units as of the last date that a quantitative annual goodwill impairment analysis was performed. An increase in the WACC of one percentage point would not have resulted in the carrying value of the reporting units exceeding their respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350.

•

Future cash flow assumptions—The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for the five years subsequent to the date of the last quantitative goodwill impairment analysis were estimated based on annual revenue growth rates ranging from 3% to 17 percent. The growth rates assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets which began in the second half of 2009. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on the MIS, RD&A and ERS reporting units. A decrease in the growth rates used in the discounted cash flow calculation of 10% for these reporting units would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value under step one of the goodwill impairment test as prescribed in ASC Topic 350.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conjunction with the assessment of goodwill impairment at July 31, 2012, the Company reviewed the recoverability of certain customer lists within its FSTC reporting unit. This review resulted in an impairment of approximately $1 million in the third quarter of 2012 which is included in depreciation and amortization expense in the Company’s Consolidated Statement of Operations. The Company again reviewed the recoverability of these customer lists in the fourth quarter of 2012 in conjunction with the quantitative goodwill impairment test performed at December 31, 2012. Based on this assessment, there was no further impairment of the customer lists in the fourth quarter of 2012. For all other intangible assets, there were no such events or changes during 2012 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on improving market conditions for the reporting unit where the intangible asset resides and an assessment of projected cash flows for all reporting units. Additionally, there were no events or circumstances during 2012 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

Pension and Other Retirement Benefits

The expenses, assets and liabilities that Moody’s reports for its Retirement Plans are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

•	future compensation increases, based on the Company’s long-term actual experience and future outlook

•

long-term return on pension plan assets, based on historical portfolio results and the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments)

•	future healthcare cost trends, based on historical market data, near-term outlooks and assessments of likely long-term trends

32	MOODY’S 2012 10-K

•	discount rates, based on current yields on high-grade corporate long-term bonds

The discount rates selected to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2012 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.

Moody’s major assumptions vary by plan and assumptions used are set forth in Note 11 to the consolidated financial statements. In determining these assumptions, the Company consults with outside actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Retirement Plans.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual experience on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total losses as of December 31, 2012 that have not been recognized in annual expense are $149.6 million, and Moody’s expects to recognize a net periodic benefit expense of $11.5 million in 2013 related to the amortization of actuarial losses.

For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2012, the Company has an unrecognized asset gain of $1.0 million, of which $0.8 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2014 expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2013 operating income. These effects have been calculated using the Company’s current projections of 2013 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

	Assumption Used for 2013	Estimated Impact on 2013 Operating Income (Decrease)/Increase
Weighted Average Discount Rates*	3.82% / 3.55%	$(11.0)
Weighted Average Assumed Compensation Growth Rate	4.00%	$2.5
Assumed Long-Term Rate of Return on Pension Assets	7.30%	$(1.8)

*   Weighted average discount rates of 3.82% and 3.55% for pension plans and Other Retirement Plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2013 projected expenses. Based on current projections, the Company estimates that expenses related to Retirement Plans will be $35.9 million in 2013 compared with $31.8 million in 2012. The expected expense increase in 2013 reflects the effects of higher benefit obligations primarily due to lower discount rate assumptions, lower expected return on plan assets due to lower long-term rate of return assumption, and higher amortization of actuarial losses.

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options and restricted stock. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense.

MOODY’S 2012 10-K	33

An increase in the following assumptions would have had the following estimated effect on operating income in 2012 (dollars in millions):

	Assumption Used for 2008-2012 employee stock options	Increase in Assumption	Estimated impact on Operating Income in 2012 Increase/(Decrease)
Average Expected Dividend Yield	1.1% - 2.1%	0.1%	$0.2
Average Expected Share Price Volatility	25% - 48.7%	5%	$(1.5)
Expected Option Holding Period	5.5 - 7.6 years	1.0 year	$(0.8)

Income Taxes

The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The Company’s tax assets and liabilities are affected by the amounts charged for services provided and expenses incurred as well as other tax matters such as intercompany transactions. The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740. Therefore, income tax expense is based on reported income before income taxes, and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

The Company is subject to tax audits in various jurisdictions which involve Legacy Tax and other tax matters. The Company regularly assesses the likely outcomes of such audits in order to determine the appropriateness of liabilities for UTPs. The Company classifies interest related to income taxes as a component of interest expense in the Company’s consolidated financial statements and associated penalties, if any, as part of other non-operating expenses.

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

For certain of its non-U.S. subsidiaries, the Company has deemed the undistributed earnings relating to these subsidiaries to be indefinitely reinvested within its foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

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

OPERATING SEGMENTS

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) an immaterial operating segment that provides fixed income pricing services in the Asia-Pacific region. The aforementioned immaterial operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

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

34	MOODY’S 2012 10-K

consists of three lines of business – RD&A, ERS (formerly RMS) and PS. Additionally, in the first quarter of 2012, a division within the PS LOB that provides various financial modeling services was transferred to the ERS LOB. Accordingly, the prior year revenue by LOB for MA has been reclassified to reflect this transfer.

In the fourth quarter of 2011, subsidiaries of the Company acquired Copal and B&H. Copal is an outsourced research and consulting business. B&H is a provider of insurance risk management tools. B&H and Copal are part of the MA segment and their revenues are included in the ERS and PS LOBs within MA, respectively.

The following is a discussion of the results of operations of these segments, including the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. The discussion also includes intersegment fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to provide these products and services. Overhead charges and corporate expenses which exclusively benefit one segment are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. Beginning on January 1, 2012, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the year ended December 31, 2012 and accordingly, the segment results for the prior year comparative periods have been reclassified to conform to the new presentation.

RESULTS OF OPERATIONS

Year ended December 31, 2012 compared with year ended December 31, 2011

Executive Summary

Moody’s revenue in 2012 totaled $2,730.3 million, an increase of $449.6 million compared to 2011 and reflected strong growth in both reportable segments. Excluding the unfavorable impact from changes in FX translation rates, revenue in 2012 increased $495.5 million compared to 2011. Total expenses were $1,652.9 million, and increased $260.6 million compared to the prior year and reflected both higher compensation and non-compensation costs, a full-year of expenses related to the fourth quarter 2011 acquisitions of Copal and B&H and a $12.2 million non-tax deductible goodwill impairment charge relating to the Company’s FSTC reporting unit within MA. Operating income of $1,077.4 million in 2012, which included the aforementioned non-tax deductible goodwill impairment charge, increased $189.0 million compared to 2011 and resulted in an operating margin of 39.5% in 2012 compared to 39.0% in the prior year period. Adjusted Operating Income of $1,183.1 million in 2012 increased $215.5 million compared to 2011 resulting in an Adjusted Operating Margin of 43.3% compared to 42.4% in the prior year period. Diluted EPS of $3.05 in 2012, which included a $0.06 per share benefit related to the favorable resolution of a Legacy Tax Matter, increased $0.56 over the prior year period, which included a $0.03 per share benefit related to favorable resolutions of Legacy Tax Matters as well as other tax benefits totaling $0.09 per share. Excluding the aforementioned impacts related to the favorable resolutions of Legacy Tax Matters in both years, diluted EPS in 2012 increased $0.53 per share compared to the prior year.

MOODY’S 2012 10-K	35

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
United States	$1,464.1	$1,177.0	24%

International:
EMEA	820.7	708.4	16%
Other	445.5	395.3	13%

Total International	1,266.2	1,103.7	15%

Total	2,730.3	2,280.7	20%

Expenses:
Operating	795.0	683.5	(16%)
SG&A	752.2	629.6	(19%)
Goodwill impairment charge	12.2	—	NM
Depreciation and amortization	93.5	79.2	(18%)

Total	1,652.9	1,392.3	(19%)

Operating income	$1,077.4	$888.4	21%

Adjusted Operating Income (1)	$1,183.1	$967.6	22%

Interest income (expense), net	$(63.8)	$(62.1)	(3%)
Other non-operating income (expense), net	$10.4	$13.5	(23%)
Net income attributable to Moody’s	$690.0	$571.4	21%
Diluted EPS attributable to Moody’s common shareholders	$3.05	$2.49	22%
Proforma diluted EPS attributable to Moody’s common shareholders (1)	$2.99	$2.46	22%
Operating margin	39.5%	39.0%
Adjusted Operating Margin (1)	43.3%	42.4%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Proforma Diluted EPS attributable to Moody’s Common Shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	December 31,
	2012		2011		% Change
United States	2,609		2,465		6%
International	4,149		3,661		13%

Total	6,758	(1)	6,126	(1)	10%

(1)	Includes approximately 1,600 and 1,300 personnel as of December 31, 2012 and 2011, respectively, relating to the 2011 MA acquisitions, of which a majority are in low-cost jurisdictions.

Global revenue of $2,730.3 million in 2012 increased $449.6 million compared to 2011 reflecting strong growth in both segments. The increase in ratings revenue compared to 2011 reflects growth across all ratings LOBs, most notably in CFG. The growth in MA reflects higher revenue across all LOBs and includes revenue from Copal and B&H, which were acquired in the fourth quarter of 2011. Transaction revenue accounted for 50% and 46% of global MCO revenue in 2012 and 2011, respectively.

U.S. revenue of $1,464.1 million increased $287.1 million over 2011, primarily reflecting growth across all ratings LOBs, most notably in CFG, coupled with growth in all LOBs within MA. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases in the MIS segment.

Non-U.S. revenue increased $162.5 million over 2011, reflecting strong growth in PS and ERS revenue within MA due to the acquisitions of Copal and B&H in the fourth quarter of 2011 as well as higher MIS revenue from rating investment-grade and speculative-grade corporate debt. Changes in FX translation rates had an approximate $45 million unfavorable impact on non-U.S. revenue in 2012.

36	MOODY’S 2012 10-K

Operating expenses were $795.0 million in 2012, an increase of $111.5 million from 2011 and reflected an increase in both compensation and non-compensation costs. The increase in compensation costs of approximately $96 million reflects higher salaries and related employee benefits resulting from increases in headcount which includes the fourth quarter 2011 acquisitions of Copal and B&H as well as higher headcount in both the MIS and MA base business. Also contributing to the increase in salaries and related employee benefits was the impact of annual merit increases. Additionally, the increase in compensation expense is due to higher incentive compensation reflecting greater achievement against full-year targeted results compared to achievement in the prior year period. The increase in non-compensation costs of approximately $16 million is primarily due to higher costs to support investment in IT infrastructure.

SG&A expenses of $752.2 million in 2012 increased $122.6 million from 2011 and reflected increases in both compensation and non-compensation expenses. Compensation costs increased approximately $73 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in the support areas of compliance and IT. Also, the growth in compensation expenses reflects a full-year of costs for Copal and B&H which were acquired in the fourth quarter of 2011. Additionally, the increase in compensation expense is due to higher incentive compensation reflecting greater achievement against full-year targeted results compared to achievement in the prior year period. Non-compensation expenses increased approximately $49 million over 2011 primarily reflecting higher legal defense costs for certain matters which are more fully discussed in the “Contingencies” section of this MD&A below. The increase compared to 2011 also reflects a full-year of expenses relating to the fourth quarter 2011 acquisitions of Copal and B&H as well as investments in IT infrastructure and higher variable costs to support business growth.

The non-tax deductible goodwill impairment charge of $12.2 million relates to the FSTC reporting unit within MA. This impairment resulted from lower projected cash flows for this reporting unit as many individuals and global financial institutions have reduced spending on training and certification services amidst macroeconomic uncertainties in North America and EMEA.

Depreciation and amortization of $93.5 million in 2012 increased $14.3 million from 2011 reflecting higher amortization of: (i) internal use software; and (ii) intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating income of $1,077.4 million increased $189.0 million from 2011, reflecting revenue growth outpacing the increase in total expenses. Adjusted Operating Income was $1,183.1 million in 2012 and increased $215.5 million compared to 2011. Operating margin and Adjusted Operating Margin in 2012 of 39.5% and 43.3%, respectively, increased 50bps and 90bps, respectively, compared to the prior year and reflected revenue growth exceeding expense growth. Changes in FX translation rates had an approximate $30 million unfavorable impact on both operating income and Adjusted Operating Income in 2012.

Interest income (expense), net in 2012 was ($63.8) million, a $1.7 million increase in expense compared to 2011. This increase is primarily due to higher interest on borrowings reflecting the issuance of the 2012 Senior Notes in the third quarter of 2012 partially offset by an approximate $7 million reversal of interest on UTPs in 2012 due to the settlement of state and local tax audits.

Other non-operating income (expense), net was $10.4 million in 2012, or $3.1 million lower compared to 2011 and reflected approximately $6 million in FX losses in 2012 compared to FX gains of approximately $3 million in 2011. The FX losses in 2012 related primarily to the decline of the euro relative to the British pound. The FX losses were partially offset by a higher Legacy Tax benefit in 2012 compared to 2011 ($12.8 million in 2012 compared to $6.4 million in 2011).

The Company’s ETR was 31.7% in 2012, up slightly from 31.2% in 2011. The increase was primarily due to the reversal of UTPs in the prior year resulting from a foreign tax ruling as well as benefits from the settlement of state tax audits in 2011. These items were partially offset by the favorable impact of tax planning initiatives in 2012.

Net Income in 2012 was $690.0 million, or $3.05 per diluted share and included a $12.8 million benefit from the favorable settlement of a Legacy Tax Matter and a $12.2 million non-tax deductible goodwill impairment charge. This is an increase of $118.6 million, or $0.56 per diluted share, compared to 2011 when Net Income included a $7.0 million net benefit, or $0.03 per diluted share, relating to the favorable resolution of a Legacy Tax Matter as well as other tax benefits totaling $0.09. Excluding benefits from the favorable resolutions of Legacy Tax Matters in both 2012 and 2011, Net Income in 2012 increased $112.8 million, or $0.53 per diluted share, compared to the prior year.

MOODY’S 2012 10-K	37

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
Corporate finance (CFG)	$857.6	$652.1	32%
Structured finance (SFG)	381.0	344.6	11%
Financial institutions (FIG)	325.5	294.9	10%
Public, project and infrastructure finance (PPIF)	322.7	277.3	16%

Total external revenue	1,886.8	1,568.9	20%
Intersegment royalty	71.5	65.8	9%

Total MIS Revenue	1,958.3	1,634.7	20%
Expenses:
Operating and SG&A (including intersegment expenses)	967.1	833.6	(16%)

Adjusted Operating Income	991.2	801.1	24%

Depreciation and amortization	44.3	41.3	(7%)

Operating income	$946.9	$759.8	25%

Adjusted Operating Margin	50.6%	49.0%
Operating margin	48.4%	46.5%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,886.8 million in 2012 increased $317.9 million compared to 2011 and reflected growth in all ratings LOBs. The growth over the prior year period reflected robust rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt. Additionally, the growth reflects higher rated issuance within public finance. The growth also reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Transaction revenue for MIS was 62% and 58% in 2012 and 2011, respectively.

In the U.S., revenue was $1,112.9 million in 2012, an increase of $233.8 million, or 27% compared to 2011. The increase reflects the aforementioned robust rated issuance volumes in the high-yield and investment-grade corporate debt sectors as well as the public finance sector. The increase also reflects growth in rated issuance volumes for CMBS within SFG and the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases.

Non-U.S. revenue was $773.9 million in 2012, an increase of $84.1 million, or 12%, compared to 2011. The growth over 2011 reflects higher rated issuance volumes for investment grade corporate debt as well as high-yield corporate debt and bank loans across all regions. Additionally, there was higher banking-related revenue across all regions coupled with higher infrastructure finance issuance in EMEA. Also contributing to the growth over 2011 were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines across most asset classes within SFG in the EMEA region. Changes in FX translation rates had an approximate $37 million unfavorable impact on non-U.S. MIS revenue in 2012.

Global CFG revenue of $857.6 million in 2012 increased $205.5 million from 2011 reflecting growth in rated issuance volumes for high-yield and investment-grade corporate debt across all regions. Additionally, there was an increase in monitoring fees as well as fees for commercial paper and medium term note programs. Also contributing to the growth in revenue were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The aforementioned higher rated issuance volumes for investment grade corporate debt largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as refinance existing borrowings. The increase in U.S. rated issuance volumes in the high-yield sector reflects the current low interest rate environment coupled with an increase in investor demand for higher-yielding securities. Transaction revenue represented 74% of total CFG revenue in 2012, compared to 71% in 2011. In the U.S., revenue in 2012 was $561.8 million, or $139.5 million higher than 2011. Internationally, revenue of $295.8 million in 2012 increased $66.0 million compared to 2011. Unfavorable changes in FX translation rates had an approximate $14 million impact on international CFG revenue in 2012.

Global SFG revenue of $381.0 million in 2012 increased $36.4 million compared to 2011 and reflected higher rated issuance volumes across all asset classes in the U.S. These increases were partially offset by revenue declines in all asset classes in the EMEA region.

38	MOODY’S 2012 10-K

The aforementioned increases in the U.S. resulted in transaction revenue increasing to 58% of total SFG revenue in 2012 compared to 52% in 2011. In the U.S., revenue of $207.4 million increased $45.8 million compared to 2011, reflecting growth in REIT, CMBS, collateralized loan obligation and asset-backed securities rated issuance volumes. The growth in these asset classes reflects the current low interest rate environment and narrow credit spreads for these securities. The growth in CMBS rated issuance volumes also reflects increasing activity in bank conduit operations. Non-U.S. revenue in 2012 of $173.6 million decreased $9.4 million compared to 2011. This decrease was primarily due to lower asset-backed securities issuance in EMEA reflecting strong issuance in 2011 when issuers were requesting a second rating for these securities in the first quarter of 2011, which was a new requirement by the ECB for existing asset-backed securities that could be used as collateral in Eurosystem credit operations. The decrease also reflects lower covered bond issuance in the EMEA region due to continued macroeconomic uncertainties in Europe. These decreases were partially offset by modest growth across many asset classes in the Asia-Pacific and Americas regions. Unfavorable changes in FX translation rates had an approximate $11 million impact on international SFG revenue in 2012.

Global FIG revenue of $325.5 million in 2012 was $30.6 million higher compared to 2011 and reflected higher banking-related issuance in the U.S. as well as the Asia and Americas regions coupled with benefits from changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Also contributing to the increase was higher insurance revenue in the U.S. reflecting issuers opportunistically refinancing debt amidst favorable interest rate conditions coupled with issuance to fund M&A activity in the sector. Transaction revenue was 37% of total FIG revenue in 2012 compared to 34% in 2011. In the U.S. and internationally, revenue was $135.0 million and $190.5 million, respectively, for 2012, or 14% and 8% higher, respectively, compared to 2011. Unfavorable changes in FX translation rates had an approximate $8 million impact on international FIG revenue in 2012.

Global PPIF revenue was $322.7 million in 2012, an increase of $45.4 million compared to 2011, primarily reflecting both increases in U.S. public and project finance rated issuance volumes as well as the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Revenue generated from new transactions was 61% and 58% of total PPIF revenue in 2012 and 2011, respectively. In the U.S., revenue in 2012 was $208.7 million and increased $32.2 million compared to 2011 reflecting higher rated issuance volumes in PFG and project finance as well as the aforementioned pricing increases. The increase in rated issuance volumes within PFG reflects issuers opportunistically refinancing obligations ahead of scheduled maturities in the current low interest rate environment as well as a challenging prior year period when issuance had declined reflecting the expiration of the Build America Bond Program in the fourth quarter of 2010. Outside the U.S., PPIF revenue increased 13% compared to 2011 due to growth in infrastructure finance rated issuance volumes in the EMEA region which reflects a partial easing of macroeconomic concerns following the ECB’s bond purchasing program announced in the third quarter of 2012. Unfavorable changes in FX translation rates had an approximate $5 million impact on international PPIF revenue in 2012.

Operating and SG&A expenses in 2012 increased $133.5 million compared to 2011 and reflected increases in compensation and non-compensation costs of approximately $87 million and $47 million, respectively. The increase in compensation costs reflects higher salaries and employee benefits resulting from annual merit increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. The increase in compensation costs is also due to higher incentive compensation which reflects greater achievement against full-year 2012 targeted results compared to achievement in 2011. Compensation costs also increased due to higher pension expense resulting from a decrease in the discount rate used to value the Company’s obligation and higher amortization of actuarial losses. The increase in non-compensation expenses reflected higher costs resulting from the Company’s continued investment in improving IT infrastructure and regulatory and compliance initiatives coupled with higher variable costs reflecting improving business conditions. Additionally, the increase in non-compensation expenses reflects higher legal defense costs relating to ongoing matters, which are more fully discussed in the “Contingencies” section of this MD&A.

Adjusted Operating Income in 2012 was $991.2 million, an increase of $190.1 million compared to 2011. Operating income in 2012 of $946.9 million, which includes intersegment royalty revenue and intersegment expenses, increased $187.1 million from 2011 and reflects the $323.6 million increase in total MIS revenue outpacing the $136.5 million increase in total expenses. Adjusted Operating Margin and operating margin were 50.6% and 48.4%, respectively, or 160bps and 190bps higher compared to 2011 reflecting revenue growth exceeding the increase in expenses.

MOODY’S 2012 10-K	39

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
Research, data and analytics (RD&A)	$491.0	$451.3	9%
Enterprise risk solutions (ERS)	242.6	196.1	24%
Professional services (PS)	109.9	64.4	71%

Total external revenue	843.5	711.8	19%

Intersegment revenue	11.8	10.6	11%

Total MA Revenue	855.3	722.4	18%

Expenses:
Operating and SG&A (including intersegment expenses)	663.4	555.9	(19%)

Adjusted Operating Income	191.9	166.5	15%

Depreciation and amortization	49.2	37.9	(30%)
Goodwill impairment charge	12.2	—	NM

Operating income	$130.5	$128.6	1%

Adjusted Operating Margin	22.4%	23.0%
Operating margin	15.3%	17.8%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $131.7 million compared to 2011, with 60% of the growth generated internationally, and included revenue from Copal and B&H which were acquired in the fourth quarter of 2011. Recurring revenue comprised 77% of total MA revenue in 2012 compared to 80% in 2011.

In the U.S., revenue of $351.2 million in 2012 increased $53.3 million, and reflected growth across all three LOBs. International revenue of $492.3 million in 2012 was $78.4 million higher than in 2011, and reflected growth across all LOBs.

Global RD&A revenue, which comprised 58% and 63% of MA external revenue in 2012 and 2011, respectively, increased $39.7 million in 2012. The growth was primarily due to increased sales of credit research via the CreditView product and solid growth from other data and analytic products. Global ERS revenue in 2012 increased $46.5 million over 2011, due to revenue from the acquisition of B&H in the fourth quarter of 2011 coupled with good growth in the base business. Revenue from the PS LOB increased $45.5 million compared to 2011, with substantially all of the growth reflecting the acquisition of Copal in the fourth quarter of 2011. Revenue in the ERS and PS LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in 2012, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $107.5 million compared to 2011 reflecting both higher compensation and non-compensation costs of approximately $82 million and $26 million, respectively. The increase in compensation costs reflects higher headcount relating to the acquisitions of Copal and B&H in the fourth quarter of 2011 as well as to support business growth coupled with annual merit increases. The increase in non-compensation costs reflects expenses related to the acquisitions of Copal and B&H which were acquired in the fourth quarter of 2011, as well as increases in certain variable costs that are correlated with business growth.

Depreciation and amortization of $49.2 million in 2012 increased $11.3 million from 2011 reflecting higher amortization related to intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

The non-tax deductible goodwill impairment charge of $12.2 million relates to the FSTC reporting unit within MA. This impairment resulted from lower than expected projected growth for this reporting unit as many individuals and global financial institutions have reduced spending on training and certification services amidst macroeconomic uncertainties in North America and EMEA.

Adjusted Operating Income was $191.9 million in 2012, including intersegment revenue and expenses, and increased $25.4 million compared to 2011. Adjusted Operating Margin for 2012 was 22.4%, compared to 23.0% in 2011. Operating income of $130.5 million in 2012, which includes intersegment revenue and expenses, increased $1.9 million compared to 2011 and resulted in an operating margin of 15.3%, a decline of 250bps from the prior year reflecting the aforementioned increase in depreciation and amortization and the non-tax deductible goodwill impairment charge being partially offset by strong total revenue growth.

40	MOODY’S 2012 10-K

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

Executive Summary

Moody’s revenue in 2011 totaled $2,280.7 million, an increase of $248.7 million compared to 2010. Excluding the favorable impact from changes in FX translation rates, revenue in 2011 increased approximately $221 million compared to 2010. Total expenses were $1,392.3 million, an increase of $133.1 million compared to 2010 of which approximately $25 million was due to unfavorable changes in FX translation rates. Operating income of $888.4 million in 2011 increased $115.6 million compared to 2010 resulting in an operating margin of 39% compared to 38% in the prior year period. Adjusted Operating Income of $967.6 million in 2011 increased $128.4 million compared to 2011 resulting in an Adjusted Operating Margin of 42.4% compared to 41.3% in the prior year. Diluted EPS of $2.49 for 2011, which included a $0.03 benefit related to the favorable resolution of a Legacy Tax Matter as well as other tax benefits totaling $0.09, increased $0.34 over 2010, which included a $0.15 tax benefit on foreign earnings that are indefinitely reinvested, foreign tax credits and lower state taxes. Excluding the $0.03 favorable impact relating to the resolution of Legacy Tax Matters in 2011, diluted EPS of $2.46 increased $0.33, or 15%, from $2.13 in 2010, which excludes a prior year favorable impact of $0.02 related to the resolution of a Legacy Tax Matter.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
United States	$1,177.0	$1,089.5	8%

International:
EMEA	708.4	627.4	13%
Other	395.3	315.1	25%

Total International	1,103.7	942.5	17%

Total	2,280.7	2,032.0	12%

Expenses:
Operating	683.5	604.8	(13%)
SG&A	629.6	588.0	(7%)
Restructuring	—	0.1	100%
Depreciation and amortization	79.2	66.3	(19%)

Total	1,392.3	1,259.2	(11%)

Operating income	$888.4	$772.8	15%

Adjusted Operating Income (1)	$967.6	$839.2	15%

Interest income (expense), net	$(62.1)	$(52.5)	(18%)
Other non-operating income (expense), net	$13.5	$(5.9)	329%
Net income attributable to Moody’s	$571.4	$507.8	13%
Diluted EPS attributable to Moody’s common shareholders	$2.49	$2.15	16%
Proforma diluted EPS attributable to Moody’s common shareholders (1)	$2.46	$2.13	15%
Operating margin	39.0%	38.0%
Adjusted Operating Margin (1)	42.4%	41.3%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Proforma diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for further information regarding these measures.

MOODY’S 2012 10-K	41

The table below shows Moody’s global staffing by geographic area:

	December 31,
	2011	2010	% Change
United States	2,465	2,333	6%
International	3,661	2,128	72%

Total *	6,126	4,461	37%

*	Total as of December 31, 2011 includes approximately 1,300 staff from fourth quarter 2011 MA acquisitions, of which a significant portion are based in low cost jurisdictions

Global revenue of $2,280.7 million in 2011 increased $248.7 million compared to 2010 reflecting strong growth in both segments. The increase in ratings revenue compared to 2010 reflects growth across all ratings LOBs, most notably from within CFG and SFG. The growth in MA revenue reflects higher revenue across all LOBs, most notably in PS which includes revenue from CSI and Copal which were acquired in the fourth quarter of 2010 and 2011, respectively. Transaction revenue accounted for 46% of global MCO revenue in 2011, compared to 44% in the prior year.

U.S. revenue of $1,177.0 million increased $87.5 million over 2010, primarily reflecting growth in CFG largely due to changes in the mix of fee type, new fee initiatives and certain pricing increases. The growth over the prior year also reflects strong rated issuance volumes in the first half of 2011 for investment-grade corporate debt. Further contributing to the growth in U.S. ratings revenue over 2010 were higher rated issuance volumes in CREF within SFG. The aforementioned growth in ratings revenue was partially offset by declines in U.S. public and project finance rated issuance. Additionally, the increase over 2010 reflects positive results in all LOBs within MA.

Non-U.S. revenue increased $161.2 million over 2010, reflecting growth in all LOBs within both segments. The most notable growth in non-U.S. ratings revenue resulted from higher rated issuance volumes in the EMEA and Asia regions for most asset classes within SFG as well as higher investment-grade and speculative-grade issuance in the EMEA region in the first half of 2011. Additionally, the growth over 2010 reflects higher infrastructure finance and banking-related issuance in the EMEA and Asia regions. Furthermore, there was strong growth in Indicative Ratings across all regions. The increase in non-U.S. MA revenue reflects growth across all LOBs, most notably in PS, where the growth for this LOB is attributed to the acquisitions of CSI and Copal in the fourth quarter of 2010 and 2011, respectively. Changes in FX translation rates had an approximate $28 million favorable impact on non-U.S. revenue for the year ended December 31, 2011.

Operating expenses were $683.5 million in 2011, an increase of $78.7 million from 2010 and reflected both higher compensation and non-compensation costs. Compensation costs increased approximately $44 million in 2011 reflecting higher salaries and related employee benefits which has resulted from increases in headcount in both the MIS and MA segments coupled with annual merit increases. Non-compensation costs have increased approximately $34 million over 2010 reflecting higher costs resulting from the Company’s ongoing investments in technology infrastructure as well as higher travel-related and other variable costs which are correlated with improved overall business conditions in both segments. Also, the increase is due to unfavorable changes in FX translation rates compared to the prior year. Additionally, the increase in both compensation and non-compensation costs compared to 2010 reflects costs from CSI which was acquired in the fourth quarter of 2010 as well as costs related to Copal and B&H which were acquired in the fourth quarter of 2011.

SG&A expenses of $629.6 million in 2011 increased $41.6 million from 2010. Compensation costs increased approximately $41 million primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in support areas such as compliance and IT. Non-compensation expenses were flat compared to 2010 reflecting the offsetting effects of higher professional service costs relating to ongoing investments in technology infrastructure and fees relating to fourth quarter 2011 acquisitions in the MA segment being offset by lower legal and litigation-related costs.

Depreciation and amortization of $79.2 million in 2011 increased $12.9 million from 2010 and reflected higher amortization for software developed or obtained for internal use coupled with higher amortization related to intangible assets acquired as part of the fourth quarter 2010 and 2011 MA acquisitions.

Operating income of $888.4 million increased $115.6 million from 2010, reflecting the 12% increase in revenue exceeding the 11% increase in operating expenses. Adjusted Operating Income was $967.6 million in 2011 and increased $128.4 million compared to 2010. Operating margin and Adjusted Operating Margin in 2011 of 39.0% and 42.4%, respectively, increased 100 bps and 110 bps, respectively, compared to the prior year reflecting revenue growth exceeding expense growth. Changes in FX translation rates had an approximate $4 million favorable impact on operating income in 2011.

Interest (expense) income, net for 2011 was ($62.1) million, a $9.6 million increase in expense compared to 2010. This increase is primarily due to higher expense on borrowings reflecting a full-year of interest on the $500 million 2010 Senior Notes issued in August

42	MOODY’S 2012 10-K

2010 partially offset by lower interest expense on the $300 million Series 2005-1 Notes resulting from benefits on interest rate swaps entered into in the fourth quarter of 2010 to convert the fixed rate of interest on the notes to a floating LIBOR-based rate. This increase in interest expense on borrowings was partially offset by a reversal of interest on UTPs of approximately $3 million related to the favorable resolution of a state tax matter. Additionally, there were benefits of $3.7 million and $2.5 million in 2011 and 2010, respectively, related to the favorable resolution of Legacy Tax Matters. The benefit in 2011 consists of a $2.8 million reversal of interest expense related to a matter for which the statute of limitations had lapsed coupled with $0.9 million in interest income received for the settlement of a matter for a tax year that preceded the 2000 Distribution. The benefit in 2010 reflects interest income received for the favorable settlement of Legacy Tax Matters.

Other non-operating (expense) income, net of $13.5 million in 2011 increased $19.4 million compared to 2010. The increase in income reflects a $6.4 million reversal of reserves in the first half of 2011 for the lapse of a statute of limitations relating to a Legacy Tax Matter. Additionally, there were FX gains of approximately $3 million in 2011 compared to FX losses of approximately $5 million in 2010. The gains in 2011 primarily reflect transaction gains on the euro and British pound in the first half of 2011. The losses in the prior year period primarily reflected the weakening of the euro to the British pound over the course of 2010.

Moody’s ETR was 31.2% in 2011, up from 28.1% in 2010. The increase was primarily due to tax benefits in 2010 relating to utilization of foreign tax credits, lower state taxes and the indefinite reinvestment of certain foreign earnings, which were only partially offset by beneficial UTP adjustments relating to a foreign tax ruling and the settlement of state tax audits in 2011.

Net Income in 2011 was $571.4 million, or $2.49 per diluted share and increased $63.6 million, or $0.34 per diluted share, compared to 2010. The increase in EPS over 2010 reflects higher Net Income coupled with fewer diluted shares outstanding compared to 2010. Excluding net benefits from the favorable resolution of Legacy Tax Matters in both periods as well as minor restructuring-related adjustments in 2010, Net Income increased $61.1 million, or 12%, to $564.4 million, resulting in a $0.33, or 15%, increase in diluted EPS compared to 2010.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Corporate finance (CFG)	$652.1	$563.9	16%
Structured finance (SFG)	344.6	290.8	19%
Financial institutions (FIG)	294.9	278.7	6%
Public, project and infrastructure finance (PPIF)	277.3	271.6	2%

Total external revenue	1,568.9	1,405.0	12%
Intersegment royalty	65.8	61.3	7%

Total MIS Revenue	1,634.7	1,466.3	11%
Expenses:
Operating and SG&A (including intersegment expenses)	833.6	783.9	(6%)

Adjusted Operating Income	801.1	682.4	17%

Depreciation and amortization	41.3	35.2	(17%)

Operating income	$759.8	$647.2	17%

Adjusted Operating Margin	49.0%	46.5%
Operating margin	46.5%	44.1%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,568.9 million in 2011 increased $163.9 million compared to 2010, reflecting growth across all ratings LOBs. The principal driver of the MIS revenue growth reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The growth also reflected higher rated issuance for investment-grade corporate debt and bank loans, most notably in the first half of 2011, resulting from the low interest rate environment throughout 2011. These increases were partially offset by significant declines in speculative-grade corporate debt issuance in the second half of 2011 which reflected a considerable widening of

MOODY’S 2012 10-K	43

high-yield credit spreads relating to uncertainties in the U.S. and EMEA capital markets. Additionally, there was growth across most asset classes within SFG compared to challenging conditions in the securitization markets in 2010 as well as stronger banking and insurance-related issuance within FIG and infrastructure finance revenue within PPIF in the first half of the year. Transaction revenue for MIS in 2011 was 58% of total revenue compared to 57% in 2010, with the increase primarily reflecting the aforementioned growth in rated issuance in the CFG and SFG LOBs.

In the U.S., revenue was $879.1 million in 2011 and increased $63.7 million, or 8%, compared to 2010. The increase reflects the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases as well as strong rated issuance volumes for investment-grade corporate debt and bank loans in the first half of 2011. Additionally, there were higher rated issuance volumes in the CREF asset class within SFG compared to 2010. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt in the second half of 2011 coupled with declines in rated issuance for U.S. public finance in 2011.

Non-U.S. revenue was $689.8 million in 2011 and increased $100.2 million, or 17%, compared to 2010. The increase reflects higher rated issuance volumes in the EMEA region across most asset classes within SFG as well as higher infrastructure finance revenue across all regions. Additionally, the increase reflects good growth in revenue from rating high-yield and investment-grade corporate debt as well as higher banking and insurance-related rated issuance in the EMEA region. Changes in FX translation rates had an approximate $28 million favorable impact on non-U.S. MIS revenue in 2011.

Global CFG revenue of $652.1 million in 2011 increased $88.2 million from 2010. The principal driver of the revenue growth reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The increase over the prior year also includes strong growth in rated issuance volumes in the first half of the year for investment-grade corporate bonds and bank loans reflecting issuers taking advantage of the overall low interest rate environment to refinance existing borrowings. These increases were partially offset by declines in rated issuance volumes in the second half of 2011 resulting from higher credit spreads on speculative-grade corporate debt which reflected uncertainties in the EU sovereign debt markets coupled with concerns over the potential weakening of macroeconomic conditions in the U.S. Additionally, the growth over 2010 reflects higher surveillance revenue. Transaction revenue represented 71% of total CFG revenue in 2011 compared to 73% in 2010. In the U.S., revenue in 2011 was $422.3 million, or $52.8 million higher than 2010. The increase primarily reflected the aforementioned changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with growth in rated issuance for investment-grade corporate debt throughout 2011 as well as bank loans in the first half of 2011. These increases in rated issuance volumes reflect the overall current low interest rate environment which has resulted in issuers opportunistically refinancing debt ahead of scheduled maturities. Also, the growth in investment-grade corporate debt reflects an increase in issuance to fund merger and acquisition-related activity. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt in the second half of 2011 due to significantly higher credit spreads on these securities reflecting macroeconomic uncertainty in the U.S. and EMEA. Internationally, revenue of $229.8 million in 2011 increased $35.4 million compared to 2010. This increase was driven by rated issuance growth in high-yield corporate debt and bank loans in the first half of 2011 before sovereign debt uncertainties in the EMEA region, which were exacerbated in the second half of 2011, resulted in a pull-back of both investment-grade and high-yield issuance. The growth in non-U.S. revenue over 2010 also reflected an increase in Indicative Ratings assigned. Favorable changes in FX translation rates had an approximate $9 million impact on international CFG revenue in 2011.

Global SFG revenue of $344.6 million in 2011 increased $53.8 million compared to 2010, primarily reflecting growth in most asset classes internationally coupled with strong growth in rated CMBS issuance volumes in the U.S. The aforementioned growth resulted in transaction revenue increasing to 52% of total SFG revenue in 2011 compared to 43% in 2010. In the U.S., revenue of $161.6 million increased $18.7 million compared to 2010, reflecting good growth in CMBS rated issuance volumes due to the current favorable credit market environment and narrow credit spreads for this asset class for most of 2011. Non-U.S. revenue in 2011 of $183.0 million increased $35.1 million compared to 2010, primarily reflecting growth across most asset classes within the EMEA region, most notably in the ABS, RMBS and covered bonds sectors compared to a challenging prior year period in the non-U.S. securitization markets. The increases in ABS and RMBS also reflected issuers requesting a second rating for these securities in the first quarter of 2011, which was a new requirement by the ECB for existing asset-backed securities that could be used as collateral in Eurosystem credit operations. Favorable changes in FX translation rates had an approximate $10 million impact on international SFG revenue in 2011.

Global FIG revenue of $294.9 million in 2011 increased $16.2 million compared to the same period in 2010 with the increase almost entirely reflecting the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Additionally, higher rated issuance volumes in the first half of 2011 were mostly offset by volume declines in the second half of 2011 which resulted from uncertainties in the European sovereign debt markets. Transaction revenue was 34% of total FIG revenue in 2011, compared to 37% in 2010. In the U.S., revenue of $118.7 million in 2011 increased $4.3 million compared to the prior year. Outside the U.S., revenue in 2011 was $176.2 million, or $11.9 million higher than 2010, and was primarily due to growth in banking and insurance revenue in the EMEA and Asia regions. Favorable changes in FX translation rates had an approximate $6 million impact on international FIG revenue in 2011.

44	MOODY’S 2012 10-K

Global PPIF revenue was $277.3 million in 2011, an increase of $5.7 million compared to 2010. The principal driver of the increase reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. This increase was partially offset by declines in U.S. public and project finance issuance. Revenue generated from new transactions was 58% of total PPIF revenue in 2011, compared to 59% in 2010. In the U.S., revenue in 2011 of $176.5 million decreased $12.1 million compared to 2010 primarily due to declines in public and project finance rated issuance partially offset by the aforementioned changes in the mix of fee type, new fee initiatives and pricing changes. These declines in rated issuance volumes reflected decreases in state and local government spending and the expiration of the Build America Bond Program in the fourth quarter of 2010, which was implemented in the U.S. as part of the American Recovery and Reinvestment Act of 2009. Outside the U.S., PPIF revenue increased 21% compared to 2010 due to growth in infrastructure finance revenue across all non-U.S. regions. Favorable changes in FX translation rates had an approximate $4 million impact on international PPIF revenue in 2011.

Operating and SG&A expenses in 2011 increased $49.7 million compared to the same period in 2010 reflecting higher compensation costs of approximately $41 million coupled with higher non-compensation expenses of approximately $8 million. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases, modest headcount growth in the ratings LOBs as well as in support areas such as IT for which the costs are allocated to each segment based on a revenue-split methodology. The increase in non-compensation expenses reflects: (i) higher costs related to the Company’s continued investment in IT infrastructure, (ii) higher rent and occupancy costs relating to various real estate relocation and expansion projects and (iii) higher variable costs such as T&E to support business growth. These increases were partially offset by lower legal and litigation-related costs as well as lower bad debt expense compared to 2010.

Adjusted Operating Income in 2011 was $801.1 million, an increase of $118.7 million compared to 2010. Operating income in 2011 of $759.8 million, which includes intersegment royalty revenue and intersegment license expense, increased $112.6 million from 2010 and reflects the 11% increase in total MIS revenue outpacing the 7% increase in total operating expenses. Adjusted Operating Margin and operating margin were 49.0% and 46.5%, respectively, or 250bps and 240bps higher compared to 2010 reflecting revenue growth exceeding the increase in expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2011	2010
Revenue:
Research, data and analytics (RD&A)	$451.3	$425.0	6%
Enterprise risk solutions (ERS)	196.1	180.7	9%
Professional services (PS)	64.4	21.3	202%

Total external revenue	711.8	627.0	14%

Intersegment revenue	10.6	9.3	14%

Total MA Revenue	722.4	636.3	14%
Expenses:
Operating and SG&A (including intersegment expenses)	555.9	479.5	(16%)

Adjusted Operating Income	166.5	156.8	6%

Depreciation and amortization	37.9	31.1	(22%)
Restructuring	—	0.1	100%

Operating income	$128.6	$125.6	2%

Adjusted Operating Margin	23.0%	24.6%
Operating margin	17.8%	19.7%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $84.8 million compared to 2010, with 72% of the growth generated internationally, and reflected revenue from CSI which was acquired in the fourth quarter of 2010 as well as revenue from Copal and B&H which were acquired in the fourth quarter of 2011. Recurring revenue comprised 80% of total MA revenue in 2011 compared to 85% in 2010.

MOODY’S 2012 10-K	45

In the U.S., revenue of $297.9 million in 2011 increased $23.8 million, primarily reflecting growth in RD&A and ERS. International revenue of $413.9 million in 2011 was $61.0 million higher than in 2010. The increase reflected growth across all LOBs, most notably in PS which includes revenue from the CSI and Copal acquisitions which were completed in the fourth quarter of 2010 and 2011, respectively.

Global RD&A revenue, which comprised over 63% of MA revenue in both 2011 and 2010, increased $26.3 million over 2010 reflecting greater demand for products that support analysis for investment and commercial credit applications. Global ERS revenue in 2011 increased $15.4 million over the same period in 2010, due to the final delivery and client acceptance of software licenses and implementations. Revenue from the PS LOB increased $43.1 million compared to 2010, with the growth reflecting the acquisitions of CSI and Copal in the fourth quarter of 2010 and 2011, respectively, coupled with growth in the base business. Revenue in the ERS and PS LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in 2011, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $76.4 million compared to 2010 reflecting both higher compensation and non-compensation costs of approximately $44 million and $33 million, respectively. The increase in compensation costs reflects higher salaries and related employee benefits resulting from annual merit increases coupled with a full year of compensation costs relating to the acquisition of CSI in the fourth quarter of 2010 as well as increased headcount to support business growth. Additionally, the increase in compensation costs reflects higher incentive compensation primarily due to the aforementioned growth in headcount. The increase in non-compensation costs reflects a full-year of expenses related to CSI which was acquired in the fourth quarter of 2010, approximately $8 million in costs directly related to the fourth quarter 2011 acquisitions of Copal and B&H as well as higher variable costs, such as T&E, that are correlated with business growth.

Depreciation and amortization of $37.9 million in 2011 increased $6.8 million from 2010 and reflected higher amortization related to intangible assets acquired as part of the acquisitions of CSI in the fourth quarter of 2010 as well as Copal and B&H in the fourth quarter of 2011.

Adjusted Operating Income was $166.5 million in 2011, including intersegment revenue and expenses, and increased $9.7 million compared to 2010. Adjusted Operating Margin for 2011 was 23.0%, compared to 24.6% in 2010. Operating income of $128.6 million in 2011, which includes intersegment license fee revenue and intersegment royalty expense, increased $3.0 million compared to 2010, reflecting the $86.1 million increase in total MA revenue exceeding the $83.1 million increase in total expenses. The operating margin in 2011 was 17.8% compared to 19.7% in the prior year.

MARKET RISK

Foreign exchange risk:

Moody’s maintains a presence in 27 countries outside the U.S. In 2012, approximately 49% and 56% of the Company’s revenue and expenses, respectively, were in currencies other than the U.S. dollar, principally in the GBP and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2012, approximately 48% of Moody’s assets were located outside the U.S. making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of subsidiaries with non-U.S. functional currencies to the U.S. dollar are charged or credited to the cumulative translation adjustment account in the consolidated statements of shareholders’ equity (deficit).

The effects of revaluing assets and liabilities that are denominated in currencies other than a subsidiary’s functional currency are charged to other non-operating income (expense), net in the Company’s consolidated statements of operations. Accordingly, the Company enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. If foreign currencies in the Company’s foreign exchange forward portfolio were to devalue 10% compared to the U.S. dollar, there would be an approximate $3 million unfavorable impact to the fair value of the forward contracts. Additionally, if foreign currencies in the Company’s foreign exchange forward portfolio were to devalue 10% compared to the euro, there would be an approximate $1 million unfavorable impact to the fair value of the forward contracts. These unfavorable changes in fair value of the foreign exchange forward contracts would be offset by favorable FX revaluation gains in future earnings on underlying assets and liabilities denominated in currencies other than a subsidiary’s functional currency. Additional information on the Company’s forward contracts can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Additionally, The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statements of operations. As of December 31, 2012 all gains and losses on these derivatives designated as net investment

46	MOODY’S 2012 10-K

hedges are recognized in the currency translation adjustment component of AOCI. If the euro were to appreciate 10% compared to the U.S. dollar, there would be an approximate $6 million unfavorable impact to the currency translation adjustment component of AOCI.

Moody’s aggregate cash and cash equivalents of $1,755.4 million at December 31, 2012 consisted of $874.0 million located outside the U.S. As such, a decrease in the value of foreign currencies against the U.S. dollar, particularly the euro and GBP, could reduce the reported amount of USD cash and cash equivalents.

Credit and Interest rate risk:

The Company’s interest rate risk management objective is to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing this objective.

The Company is exposed to interest rate risk as it relates to its floating rate $150 million 2008 Term Loan entered into on May 7, 2008. The Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations related to unrealized gains and losses are recorded into AOCI, while net interest payments are recorded in interest expense (income), net in the consolidated statements of operations. A hypothetical change of 100bps in the LIBOR-based swap rate would result in an approximate $0.2 million change to the fair value of these interest rate swaps which would be recognized in the statement of operations over the swaps remaining contractual term. Additional information on this interest rate swap is disclosed in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Additionally, the Company is exposed to interest rate risk on its various outstanding fixed rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company entered into interest rate swaps with a total notional amount of $300 million in the fourth quarter of 2010 to convert the fixed rate of interest on its $300 million Series 2005-1 Notes to a floating interest rate based on the 3 month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the Series 2005-1 Notes, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100bps in the LIBOR-based swap rate would result in an approximate $8 million change to the fair value of these interest rate swaps. Additional information on this interest rate swap is disclosed in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flow.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,			Year Ended December 31,
	2012	2011	$ Change Favorable (unfavorable)	2011	2010	$ Change Favorable (unfavorable)
Net cash provided by operating activities	$823.1	$803.3	$19.8	$803.3	$653.3	$150.0
Net cash used in investing activities	$(50.2)	$(267.6)	$217.4	$(267.6)	$(228.8)	$(38.8)
Net cash provided by (used in) financing activities	$202.6	$(417.7)	$620.3	$(417.7)	$(241.3)	$(176.4)
Free cash flow*	$778.1	$735.6	$42.5	$735.6	$574.3	$161.3

*   Free cash flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital additions. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

MOODY’S 2012 10-K	47

Net cash provided by operating activities

Year ended December 31, 2012 compared to the year ended December 31, 2011:

The following changes in non-cash items impacted cash provided by operating activities in 2012 compared to 2011, relative to net income:

•

A $14.3 million increase in depreciation and amortization expense reflecting higher amortization of intangible assets due to the fourth quarter 2011 acquisitions of Copal and B&H as well as higher amortization related to the Company’s continued investment in IT infrastructure;

•	A $25.8 million increase in deferred income taxes primarily due to the utilization of deferred tax assets relating to the settlement of UTPs in the first quarter of 2012;

•	A $12.8 million non-cash reduction of a liability related to the resolution of a Legacy Tax Matter in 2012 compared to a $6.4 million non-cash reduction of a Legacy Tax liability in 2011;

•	$12.2 million non-tax deductible goodwill impairment charge in 2012 related to the FSTC reporting unit within MA.

In addition to the non-cash items discussed above and an increase in net income of $121.7 million, the change in net cash flows provided by operating activities also reflected:

•	Payments of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits;

•

A $145.3 million decrease in cash flow from changes in accounts receivable balances primarily reflecting higher billings in both reportable segments. The higher accounts receivable balances in the ratings segment reflect an increase in rated issuance volumes compared to the prior year. The higher balances in MA primarily reflect the timing of billings for annual software maintenance fees. Approximately 23% and 25% of the Company’s accounts receivable balance at December 31, 2012 and 2011, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

Partially offset by:

•

An approximate $69 million increase in cash flows reflecting higher incentive compensation accruals compared to the prior year period resulting from greater achievement against targeted results compared to achievement in 2011;

•

An approximate $25 million increase in cash flows reflecting higher accruals for legal defense costs which is primarily due to two matters related to SIVs rated by MIS which are more fully discussed in the “Contingencies” section of this MD&A.

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

•	A decrease in cash flow of approximately $26 million relating to contributions and payments made by the Company to its funded and unfunded U.S. DBPPs and its U.S. Other Retirement Plans in 2011;

•	The remaining decrease in cash flows of approximately $13 million is due to changes in various other assets and liabilities.

48	MOODY’S 2012 10-K

Net cash used in investing activities

Year ended December 31, 2012 compared to the year ended December 31, 2011:

The $217.4 million decrease in cash flows used in investing activities compared to 2012 primarily reflects payments in 2011, net of cash acquired, for the Copal and B&H acquisitions. The decrease also reflects lower capital additions of $22.7 million due to project timing of certain of the Company’s IT infrastructure initiatives.

Year ended December 31, 2011 compared to the year ended December 31, 2010:

Net cash used in investing activities in 2011 increased $38.8 million compared to the prior year period with the 2011 cash outflow primarily reflecting payments, net of cash acquired, for the Copal and B&H acquisitions. The 2010 amount primarily reflects payments made, net of cash acquired, for the acquisition of CSI in the fourth quarter of 2010. The $11.3 million reduction in capital expenditures compared to 2010 primarily reflects a decrease in costs relating to the build-out of the Canary Wharf leased facility in London, U.K. in the current year as the project is now complete.

Net cash used in financing activities

Year ended December 31, 2012 compared to the year ended December 31, 2011:

The $620.3 million increase in cash provided by financing activities was primarily attributed to:

•	A $496.1 million increase relating to proceeds received from the issuance of the 2012 Senior Notes;

•	Treasury shares repurchased of $196.5 million in 2012 compared to $333.8 million in 2011;

•

Higher net proceeds from stock-based compensation plans of $70.3 million reflecting a greater number of stock option exercises in 2012 compared to the prior year due to the Company’s higher trading price for its common stock;

Partially offset by:

•	Higher dividends paid of $22.0 million due to an increase in the Company’s annual dividend paid per share from $0.535 cents in 2011 to $0.64 cents in 2012;

•	Repayments on the 2008 Term Loan of $71.3 million in 2012 compared to $11.3 million in 2011.

Year ended December 31, 2011 compared to the year ended December 31, 2010:

The $176.4 million increase in cash used in financing activities was primarily attributed to:

•	A $110.2 million increase in treasury shares repurchased compared to 2010;

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

Partially offset by:

•

A $443.6 million decrease in net repayments on short-term borrowings under the Company’s CP program. The Company had paid all outstanding CP Notes during 2010 and had no borrowings outstanding under the CP program or the revolving credit facility as of December 31, 2011.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $1,755.4 million at December 31, 2012 consisted of approximately $874 million located outside of the U.S., a majority of which is denominated in euros and British pounds. The cash held in the Company’s non-U.S. operations contains approximately $792 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

MOODY’S 2012 10-K	49

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In December of 2012, the Board of Directors of the Company declared a quarterly dividend of $0.20 per share of Moody’s common stock, payable on March 11, 2013 to shareholders of a record at the close of business on February 20, 2013. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company expects to continue share repurchases in 2013 subject to available cash flow, market conditions and other capital allocation decisions. The Company repurchased $196.5 million of shares in the year ended December 31, 2012. As of December 31, 2012, Moody’s had $0.7 billion of share repurchase authority remaining under its current program, which does not have an established expiration. On February 12, 2013, the Board authorized another $1 billion share repurchase program. The Company expects to commence repurchases under this program following the completion of the existing program.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based on financial results of Copal subject to a floor exercise price of approximately $46 million. The carrying value of this redeemable noncontrolling interest was $72.3 million at December 31, 2012. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next two to five years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At December 31, 2012, Moody’s had $1.7 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available. In the third quarter of 2012, the Company issued the 2012 Senior Notes, which are due in 2022. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, U.K. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of December 31, 2012 are approximately 124 million GBP, of which approximately 10 million GBP will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of December 31, 2012, including the aforementioned rent credits, are approximately $509 million, of which approximately $32 million will be paid during the next twelve months.

During the year ended December 31, 2013, the Company anticipates making contributions of $15.5 million to its funded pension plan and anticipates making payments of $3.6 million related to its unfunded U.S. pension plans and $0.8 million related to its Other Retirement Plans.

50	MOODY’S 2012 10-K

INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,
	2012	2011
2012 Facility	$—	$—
Commercial paper	—	—
Notes payable:
Series 2005-1 Notes due 2015, including fair value of interest rate swap of $13.8 million at 2012 and $11.5 million at 2011	313.8	311.5
Series 2007-1 Notes due in 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.6 million and $2.7 million in 2012 and 2011, respectively	497.4	497.3
2012 Senior Notes, due 2022, net of unamortized discount of $3.8 million in 2012	496.2	—
2008 Term Loan, various payments through 2013	63.8	135.0

Total debt	1,671.2	1,243.8
Current portion	(63.8)	(71.3)

Total long-term debt	$1,607.4	$1,172.5

2012 Facility

On April 18, 2012, the Company and certain of its subsidiaries entered into a $1 billion five-year senior, unsecured revolving credit facility in an aggregate principal amount of $1 billion that expires in April 2017. The 2012 Facility replaced the $1 billion 2007 Facility that was scheduled to expire in September 2012. The proceeds from the 2012 Facility will be used for general corporate purposes, including, without limitation, support for the Company’s $1 billion commercial paper program, share repurchases and acquisition financings. Interest on borrowings under the facility is payable at rates that are based on LIBOR plus a premium that can range from 77.5 basis points to 120 basis points per annum of the outstanding amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2012 Facility. These quarterly fees can range from 10 basis points of the facility amount to 17.5 basis points, depending on the Company’s Debt/ EBITDA Ratio.

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

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, which expired in September 2012. The 2007 Facility served, in part, to support the Company’s CP Program described below. Interest on borrowings was payable at rates that were based on LIBOR plus a premium that ranged from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also paid quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility ranged from 4.0 to 10.0 basis points per annum of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also paid a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contained certain covenants that, among other things, restricted the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contained financial covenants that, among other things, required the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. On April 18, 2012, the 2007 Facility was replaced by the 2012 Facility described above.

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Amounts available under the CP Program may be re-borrowed. The CP Program is

MOODY’S 2012 10-K	51

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

On August 19, 2010, the Company issued $500 million aggregate principal amount of senior unsecured notes in a public offering. The 2010 Senior Notes bear interest at a fixed rate of 5.50% and mature on September 1, 2020. Interest on the 2010 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2011. The Company may prepay the 2010 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2010 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2010 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2010 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2010 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2010 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2010 Indenture, the 2010 Senior Notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal of (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7 to the consolidated financial statements. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance

52	MOODY’S 2012 10-K

for this note is carried on the Company’s consolidated balance sheet at December 31, 2012 and 2011. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

On August 20, 2012, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2012 Senior Notes bear interest at a fixed rate of 4.50% and mature on September 1, 2022. Interest on the 2012 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2013. The Company may prepay the 2012 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2012 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2012 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2012 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2012 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2012 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2012 Indenture, the 2012 Senior Notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ending December 31,	2008 Term Loan	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	Total
2013	$63.8	$—	$—	$—	$—	$63.8
2014	—	—	—	—	—	—
2015	—	300.0	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	—	300.0	—	—	300.0
Thereafter	—		—	500.0	500.0	1,000.0

Total	$63.8	$300.0	$300.0	$500.0	$500.0	$1,663.8

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which will convert the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate. Also, on May 7, 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. Both of these interest rate swaps are more fully discussed in Note 5.

MOODY’S 2012 10-K	53

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
Income	$5.2	$5.3	$3.1
Expense on borrowings	(73.8)	(65.5)	(52.2)
UTBs and other tax related interest	0.4	(8.7)	(7.7)
Legacy Tax (a)	4.4	3.7	2.5
Interest capitalized	—	3.1	1.8

Total	$(63.8)	$(62.1)	$(52.5)

Interest paid (b)	$94.4	$67.2	$44.0

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 17 to the consolidated financial statements.

(b)	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 5.

At December 31, 2012, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2012 Indenture, the 2010 Indenture and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2012, there are no such cross defaults.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which is carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$313.8	$326.1	$311.5	$316.5
Series 2007-1 Notes	300.0	348.3	300.0	332.7
2010 Senior Notes	497.4	562.8	497.3	534.1
2012 Senior Notes	496.2	528.8	—	—
2008 Term Loan	63.8	63.8	135.0	135.0

Total	$1,671.2	$1,829.8	$1,243.8	$1,318.3

* The	carrying amount includes a $13.8 million and $11.5 million fair value adjustment on an interest rate hedge at December 31, 2012 and 2011, respectively.

The fair value of the Company’s long-term debt is estimated using discounted cash flows based on prevailing interest rates available to the Company for borrowings with similar maturities.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities which would result in higher financing costs.

Off-Balance Sheet Arrangements

At December 31, 2012, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

54	MOODY’S 2012 10-K

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2012:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$2,218.8	$125.1	$460.6	$449.2	$1,183.9
Operating lease obligations	815.4	80.7	132.2	107.7	494.8
Purchase obligations	136.1	58.2	65.9	12.0	—
Contingent consideration related to acquisitions (2)	4.9	2.5	—	2.4	—
Pension obligations (3)	118.2	19.9	10.2	13.5	74.6

Total (4)	$3,293.4	$286.4	$668.9	$584.8	$1,753.3

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2012 Facility as described in Note 14 to the consolidated financial statements

(2)	Reflects a $2.4 million contingent cash payment related to the November 18, 2010 acquisition of CSI. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016. Also, includes $2.5 million in contingent consideration payments related to the November 2011 acquisition of Copal

(3)	Reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded Retirement Benefit Plans described in Note 11 to the consolidated financial statements

(4)	The table above does not include the Company’s net long-term tax liabilities of $193.7 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. This amount is excluded as the exact amount of the payment is still uncertain. The table above does not include the following relating to the acquisition of Copal; (I) the $14.2 million note payable as described in Note 7 to the consolidated financial statements, (ii) the $4.1 million contingent consideration obligation and the (iii) the $72.3 million Redeemable Noncontrolling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated

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

MOODY’S 2012 10-K	55

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s, measuring the Company’s ability to service debt, fund capital expenditures, and expand its business. Adjusted Operating Income excludes depreciation and amortization as well as goodwill impairment charges because companies utilize productive assets of different ages and use different methods of acquiring productive assets, including goodwill. Companies also have difference methods of depreciating and amortizing productive assets as well as different methods of valuing goodwill. Management believes that the exclusion of certain items, detailed in the reconciliation below, allows for a more meaningful comparison of the Company’s operating results from period to period and across companies. Below is a reconciliation of the Company’s operating income and operating margin to Adjusted Operating Income and Adjusted Operating Margin:

	Year Ended December 31,

	2012	2011	2010	2009	2008
Operating income	$1,077.4	$888.4	$772.8	$687.5	$748.2
Adjustments:
Depreciation and amortization	93.5	79.2	66.3	64.1	75.1
Goodwill impairment charge	12.2	—	—	—	—
Restructuring	—	—	0.1	17.5	(2.5)

Adjusted Operating Income	$1,183.1	$967.6	$839.2	$769.1	$820.8

Operating Margin	39.5%	39.0%	38.0%	38.3%	42.6%
Adjusted Operating Margin	43.3%	42.4%	41.3%	42.8%	46.8%

Proforma Net Income and diluted EPS attributable to Moody’s common shareholders

The Company presents these non-GAAP measures to exclude the impacts of Legacy Tax and restructuring-related items to allow for a more meaningful comparison of Moody’s Net Income and diluted earnings per share from period to period. The Legacy Tax items are specific to the Company resulting from the 2000 Distribution. The restructuring items relate to certain costs incurred in connection with the 2007 Restructuring Plan and the 2009 Restructuring Plan. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Year Ended December 31,

	2012	2011	2010	2009	2008
Net income attributable to Moody’s	$690.0	$571.4	$507.8	$402.0	$457.6
Legacy Tax	(12.8)	(7.0)	(4.6)	(8.2)	(10.7)
Restructuring	—	—	0.1	10.9	(1.6)

Proforma Net income attributable to Moody’s common shareholders	$677.2	$564.4	$503.3	$404.7	$445.3

	Year Ended December 31,

	2012	2011	2010	2009	2008
Diluted EPS attributable to Moody’s common shareholders	$3.05	$2.49	$2.15	$1.69	$1.87
Legacy Tax	(0.06)	(0.03)	(0.02)	(0.04)	(0.04)
Restructuring	—	—	—	0.05	(0.01)

Proforma diluted EPS attributable to Moody’s common shareholders	$2.99	$2.46	$2.13	$1.70	$1.82

56	MOODY’S 2012 10-K

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

	Year Ended December 31,

	2012	2011	2010	2009	2008
Net cash provided by operating activities	$823.1	$803.3	$653.3	$643.8	$539.7
Capital additions	(45.0)	(67.7)	(79.0)	(90.7)	(84.4)

Free cash flow	$778.1	$735.6	$574.3	$553.1	$455.3

Net cash used in investing activities	$(50.2)	$(267.6)	$(228.8)	$(93.8)	$(319.3)
Net cash provided by (used in) financing activities	$202.6	$(417.7)	$(241.3)	$(348.8)	$(349.8)

2013 OUTLOOK

Moody’s outlook for 2013 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ, Moody’s results for the year may differ materially from the current outlook. The Company’s guidance assumes foreign currency translation at end-of-quarter exchange rates.

For Moody’s overall, the Company expects full-year 2013 revenue to grow in the high-single-digit percent range. Full-year 2013 operating expenses are projected to increase in the low-single-digit percent range. Full-year 2013 operating margin is projected to be between 42 and 43 percent and Adjusted Operating Margin for the year is expected to be between 46 and 47 percent. The ETR is expected to be approximately 32 percent. The Company expects diluted earnings per share for full-year 2013 in the range of $3.45 to $3.55. Full-year 2013 share repurchases are expected to be approximately $500 million, subject to available cash, market conditions and other ongoing capital allocation decisions. These repurchases are meant to substantially offset the impact of employee stock-based compensation plans. Capital expenditures are projected to be approximately $50 million. The Company expects approximately $100 million in depreciation and amortization expense.

For the global MIS business, revenue for full-year 2013 is expected to increase in the high-single-digit percent range. Within the U.S., MIS revenue is expected to increase in the high-single-digit percent range, while non-U.S. revenue is expected to increase in the mid-single-digit percent range. CFG revenue is projected to grow in the high-single-digit percent range. Revenue from SFG is expected to grow in the mid-single-digit percent range, while revenue from FIG is expected to grow in the low-single-digit range. PPIF revenue is expected to increase in the low-double-digit percent range.

For MA, full-year 2013 revenue is expected to increase in the high-single-digit percent range. Within the U.S., MA revenue is expected to increase in the high-single-digit percent range. Non-U.S. revenue is expected to increase in the low-double-digit percent range. Revenue from RD&A is projected to grow in the high-single-digit percent range, while revenue for ERS and PS revenue are each expected to grow in the low-double-digit percent range.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied retrospectively and are effective for reporting periods beginning after December 15, 2012. The adoption of this ASU will not have any impact on the Company’s consolidated financial statements other than revising the presentation relating to items reclassified from accumulated other comprehensive income to the statement of operations.

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

MOODY’S 2012 10-K	57

with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income”, which deferred the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. All other provisions of this ASU, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted all provisions that were not deferred in 2012. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements other than revising the presentation of the components of comprehensive income.

CONTINGENCIES

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations and inquiries, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings pursuant to SEC rules and other pending matters as it may determine to be appropriate.

Following events in the global credit markets over the last several years, including in the U.S. subprime residential mortgage sector, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing inquiry and governmental investigations, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other domestic and foreign governmental authorities and is responding to such investigations and inquiries.

In addition, the Company is facing litigation from market participants relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased following the events in the U.S. subprime residential mortgage sector and global credit markets more broadly over the last several years.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. Oral arguments on the motion for summary judgment is scheduled for April 2013.

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

58	MOODY’S 2012 10-K

the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, is scheduled for May 2013. Based on plaintiffs’ most recent litigation disclosures, the August 2012 dismissal of certain claims noted above, the reinstatement of certain of those claims in November 2012, and the dismissal of an additional plaintiff’s claims in February 2013, the total alleged compensatory damages against all defendants are approximately $638 million, consisting of alleged lost principal and lost interest, plus statutory interest, except that approximately $14.5 million of those claimed damages are not being sought from Moody’s.

In October 2009, plaintiffs King County, Washington and Iowa Student Loan Liquidity Corporation each filed substantially identical putative class actions in the Southern District of New York against two subsidiaries of the Company and several other defendants, including two other rating agencies and IKB Deutsche Industriebank AG. These actions arise out of investments in securities issued by a structured investment vehicle called Rhinebridge plc (the “Rhinebridge SIV”) and seek, among other things, compensatory and punitive damages. Each complaint asserted a claim for common law fraud against the rating agency defendants, alleging, among other things, that the credit ratings assigned to the securities issued by the Rhinebridge SIV were false and misleading. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. In April 2010, the court denied the rating agency defendants’ motion to dismiss. In June 2010, the court consolidated the two cases and the plaintiffs filed an amended complaint that, among other things, added Morgan Stanley & Co. as a defendant. In January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim and a claim for aiding and abetting fraud; on September 28, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. Plaintiffs have not sought class certification. On September 7, 2012 the rating agencies filed a motion for summary judgment dismissing the remaining claims against them. On January 3, 2013, the Court issued an order dismissing the claim for aiding and abetting fraud against the rating agencies but allowing the claim for fraud to proceed to trial. It is expected that a trial date will be set with respect to the fraud claim against the rating agencies and a claim for aiding and abetting fraud against Morgan Stanley. In the course of the proceedings, the two plaintiffs have asserted that their total compensatory damages against all defendants, consisting of alleged lost principal and lost interest, plus statutory interest, equal approximately $70 million. In June 2012, defendants IKB Deutsche Industriebank AG and IKB Credit Asset Management GmbH informed the court that they had executed a confidential settlement agreement with the plaintiffs.

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2012, Moody’s has recorded liabilities for Legacy Tax Matters totaling $39.2 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

MOODY’S 2012 10-K	59

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. In August 2012, New D&B effectively settled examinations for the 2005 and 2006 tax years. As a result, in the third quarter of 2012, Moody’s recorded a reduction of accrued interest expense of $4.4 million ($2.6 million, net of tax) and an increase in other non-operating income of $12.8 million, relating to amounts due to New D&B. As of December 31, 2012, Moody’s liability with respect to this matter totaled $37.1 million.

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed related to pre-spinoff tax years.

In 2005, settlement agreements were executed with the IRS with respect to certain Legacy Tax Matters related to the years 1989-1990 and 1993-1996. With respect to these settlements, Moody’s and New D&B believed that IMS Health and NMR did not pay their full share of the liability to the IRS under the terms of the applicable separation agreements between the parties. Moody’s and New D&B subsequently paid these amounts to the IRS and commenced arbitration proceedings against IMS Health and NMR to resolve this dispute. Pursuant to these arbitration proceedings, the Company received $10.8 million ($6.5 million as a reduction of interest expense and $4.3 million as a reduction of tax expense) in 2009. The aforementioned settlement payment resulted in net income benefits of $8.2 million in 2009. The Company carries a $2.1 million liability for this matter.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “2013 Outlook” and “Contingencies” under Item 7. “MD&A”, commencing on page 27 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions of the Financial Reform Act and anticipated regulations resulting from that law; the potential for increased competition and regulation in the EU and other foreign jurisdictions; new EU regulations adding a private right of action against credit rating agencies for breaches of EU CRA regulations, requiring rotation of rating agencies for re-securitizations rated within the EU and imposing shareholder restrictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties

60	MOODY’S 2012 10-K

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on page 46-47 of this annual report on Form 10-K.

MOODY’S 2012 10-K	61

ITEM 8.	FINANCIAL STATEMENTS

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

62	MOODY’S 2012 10-K

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

/s/ LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 25, 2013

MOODY’S 2012 10-K	63

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Moody’s Corporation:

We have audited the accompanying consolidated balance sheets of Moody’s Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Moody’s Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moody’s Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody’s Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Moody’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

New York, New York

February 25, 2013

64	MOODY’S 2012 10-K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	Year Ended December 31,

	2012	2011	2010
Revenue	$2,730.3	$2,280.7	$2,032.0

Expenses
Operating	795.0	683.5	604.8
Selling, general and administrative	752.2	629.6	588.0
Goodwill impairment charge	12.2	—	—
Restructuring	—	—	0.1
Depreciation and amortization	93.5	79.2	66.3

Total expenses	1,652.9	1,392.3	1,259.2

Operating income	1,077.4	888.4	772.8

Interest income (expense), net	(63.8)	(62.1)	(52.5)
Other non-operating income (expense), net	10.4	13.5	(5.9)

Non-operating income (expense), net	(53.4)	(48.6)	(58.4)

Income before provision for income taxes	1,024.0	839.8	714.4
Provision for income taxes	324.3	261.8	201.0

Net income	699.7	578.0	513.4
Less: Net income attributable to noncontrolling interests	9.7	6.6	5.6

Net income attributable to Moody’s	$690.0	$571.4	$507.8

Earnings per share
Basic	$3.09	$2.52	$2.16

Diluted	$3.05	$2.49	$2.15

Weighted average shares outstanding
Basic	223.2	226.3	235.0

Diluted	226.6	229.4	236.6

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2012 10-K	65

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Year Ended December 31,

	2012	2011	2010
Net income	$699.7	$578.0	$513.4
Foreign currency translation adjustments (1)	35.2	(48.7)	11.8
Cash flow and net investment hedges, net of tax:
Net unrealized losses on cash flow and net investment hedges (2)	(2.3)	(0.6)	(3.1)
Reclassification of losses included in net income (3)	2.4	3.2	3.8

Net change	0.1	2.6	0.7
Pension and Other Retirement Benefits, net of tax:
Amortization of actuarial losses and prior service costs included in net income (4)	5.9	4.4	2.9
Net actuarial losses and prior service costs (5)	(14.8)	(34.2)	(7.3)

Net change	(8.9)	(29.8)	(4.4)

Comprehensive income	726.1	502.1	521.5

Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	10.7	4.8	5.9

Comprehensive income attributable to Moody’s	$715.4	$497.3	$515.6

(1)	Amounts are net of income taxes of $0.2 million, $1.6 million and $11.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Amounts are net of income taxes of $1.6 million, $0.4 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	Amounts are net of income taxes of $1.7 million, $2.1 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(4)	Amounts are net of income taxes of $4.1 million, $3.0 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(5)	Amounts are net of income taxes of $11.2 million, $22.1 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

66	MOODY’S 2012 10-K

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share data)

	December 31,

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,755.4	$760.0
Short-term investments	17.9	14.8
Accounts receivable, net of allowances of $29.1 in 2012 and $28.0 in 2011	621.8	489.8
Deferred tax assets, net	38.7	82.2
Other current assets	91.9	77.6

Total current assets	2,525.7	1,424.4
Property and equipment, net	307.1	326.8
Goodwill	637.1	642.9
Intangible assets, net	226.5	253.6
Deferred tax assets, net	168.5	146.4
Other assets	96.0	82.0

Total assets	$3,960.9	$2,876.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$555.3	$452.3
Unrecognized tax benefits	—	90.0
Current portion of long-term debt	63.8	71.3
Deferred revenue	545.8	520.4

Total current liabilities	1,164.9	1,134.0
Non-current portion of deferred revenue	94.9	97.7
Long-term debt	1,607.4	1,172.5
Deferred tax liabilities, net	58.1	49.6
Unrecognized tax benefits	156.6	115.4
Other liabilities	410.1	404.8

Total liabilities	3,492.0	2,974.0

Contingencies (Note 17)
Redeemable noncontrolling interest	72.3	60.5

Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2012 and December 31, 2011, respectively.	3.4	3.4
Capital surplus	365.1	394.5
Retained earnings	4,713.3	4,176.1
Treasury stock, at cost; 119,650,254 and 120,462,232 shares of common stock at December 31, 2012 and December 31, 2011, respectively	(4,614.5)	(4,635.5)
Accumulated other comprehensive loss	(82.1)	(107.5)

Total Moody’s shareholders’ equity (deficit)	385.2	(169.0)
Noncontrolling interests	11.4	10.6

Total shareholders’ equity (deficit)	396.6	(158.4)

Total liabilities, redeemable noncontrolling interest and shareholders’ equity (deficit)	$3,960.9	$2,876.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2012 10-K	67

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Year Ended December 31,

	2012	2011	2010
Cash flows from operating activities
Net income	$699.7	$578.0	$513.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	93.5	79.2	66.3
Stock-based compensation expense	64.5	56.7	56.6
Goodwill impairment charge	12.2	—	—
Deferred income taxes	36.1	10.3	(10.6)
Excess tax benefits from settlement of stock-based compensation awards	(15.7)	(7.4)	(7.0)
Legacy Tax Matters	(12.8)	(6.4)	—
Changes in assets and liabilities:
Accounts receivable	(128.2)	17.1	(54.4)
Other current assets	(14.1)	53.5	(73.5)
Other assets	5.1	7.5	3.7
Accounts payable and accrued liabilities	101.8	24.4	83.5
Restructuring liability	(0.1)	(0.5)	(5.2)
Deferred revenue	20.9	8.8	19.6
Unrecognized tax benefits and other non-current tax liabilities	(49.2)	3.9	30.8
Deferred rent	0.8	7.4	12.0
Other liabilities	8.6	(29.2)	18.1

Net cash provided by operating activities	823.1	803.3	653.3

Cash flows from investing activities
Capital additions	(45.0)	(67.7)	(79.0)
Purchases of short-term investments	(56.2)	(43.3)	(26.2)
Sales and maturities of short-term investments	54.5	40.9	25.0
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(3.5)	(197.5)	(148.6)

Net cash used in investing activities	(50.2)	(267.6)	(228.8)

Cash flows from financing activities
Borrowings under revolving credit facilities	—	—	250.0
Repayments of borrowings under revolving credit facilities	—	—	(250.0)
Issuance of commercial paper	—	—	2,232.8
Repayment of commercial paper	—	—	(2,676.4)
Issuance of notes	496.1	—	496.9
Repayment of notes	(71.3)	(11.3)	(3.8)
Net proceeds from stock plans	116.7	46.4	34.7
Excess tax benefits from settlement of stock-based compensation awards	15.7	7.4	7.0
Cost of treasury shares repurchased	(196.5)	(333.8)	(223.6)
Payment of dividends	(143.0)	(121.0)	(98.6)
Payment of dividends to noncontrolling interests	(8.3)	(5.1)	(4.8)
Payments under capital lease obligations	—	—	(1.2)
Contingent consideration paid	(0.5)	(0.3)	—
Debt issuance costs and related fees	(6.3)	—	(4.3)

Net cash provided by (used in) financing activities	202.6	(417.7)	(241.3)
Effect of exchange rate changes on cash and cash equivalents	19.9	(17.6)	2.5

Increase in cash and cash equivalents	995.4	100.4	185.7
Cash and cash equivalents, beginning of period	760.0	659.6	473.9

Cash and cash equivalents, end of period	$1,755.4	$760.0	$659.6

The accompanying notes are an integral part of the consolidated financial statements

68	MOODY’S 2012 10-K

MOODY’S CORPORATION

Consolidated Statement of Shareholders’ Equity (Deficit)

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2009	342.9	$3.4	$391.1	$3,329.0	(106.0)	$(4,288.5)	$(41.2)	$(606.2)	$10.1	$ (596.1)

Net income				507.8				507.8	5.6	513.4
Dividends				(100.6)				(100.6)	(4.8)	(105.4)
Stock-based compensation			56.9					56.9		56.9
Shares issued for stock-based compensation plans, net			(70.2)		2.5	104.8		34.6		34.6
Net excess tax benefit upon settlement of stock-based compensation awards			13.7					13.7		13.7
Treasury shares repurchased					(8.6)	(223.6)		(223.6)		(223.6)
Currency translation adjustment, (net of tax of $11.7 million)							11.5	11.5	0.3	11.8
Net actuarial losses and prior service cost (net of tax of $5.2 million)							(7.3)	(7.3)		(7.3)
Amortization and recognition of prior service costs and actuarial losses, (net of tax of $2.1 million)							2.9	2.9		2.9
Net unrealized gain on cash flow hedges (net of tax of $0.4 million)							0.7	0.7		0.7

Balance at December 31, 2010	342.9	$3.4	$391.5	$3,736.2	(112.1)	$(4,407.3)	$(33.4)	$(309.6)	$11.2	$ (298.4)

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)

MOODY’S 2012 10-K	69

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2010	342.9	$3.4	$391.5	$3,736.2	(112.1)	$(4,407.3)	$(33.4)	$(309.6)	$11.2	$(298.4)

Net income				571.4				571.4	5.6	577.0
Dividends				(131.5)				(131.5)	(5.1)	(136.6)
Stock-based compensation			56.9					56.9		56.9
Shares issued for stock-based compensation plans, net			(59.2)		2.6	105.6		46.4		46.4
Net excess tax benefit upon settlement of stock-based compensation awards			7.2					7.2		7.2
Excess of consideration paid over carrying value of additional investment in KIS Pricing			(1.9)					(1.9)		(1.9)
Purchase of KIS Pricing shares from noncontrolling interest									(1.0)	(1.0)
Treasury shares repurchased					(11.0)	(333.8)		(333.8)		(333.8)
Currency translation adjustment, (net of tax of $1.6 million)							(46.9)	(46.9)	(0.1)	(47.0)
Net actuarial losses and prior service cost (net of tax of $22.1 million)							(34.2)	(34.2)		(34.2)
Amortization and recognition of prior service costs and actuarial losses, (net of tax of $3.0 million)							4.4	4.4		4.4
Net unrealized gain on cash flow hedges (net of tax of $1.7 million)							2.6	2.6		2.6

Balance at December 31, 2011	342.9	$3.4	$394.5	$4,176.1	(120.5)	$(4,635.5)	$(107.5)	$(169.0)	$10.6	$(158.4)

The accompanying notes are an integral part of the consolidated financial statements.

70	MOODY’S 2012 10-K

(continued on next page)

Consolidated Statements of Shareholders’ Equity (Deficit)

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non-Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2011	342.9	$3.4	$394.5	$4,176.1	(120.5)	$(4,635.5)	$(107.5)	$(169.0)	$10.6	$(158.4)

Net income				690.0				690.0	6.1	696.1
Dividends				(152.8)				(152.8)	(4.7)	(157.5)
Stock-based compensation			64.6					64.6		64.6
Shares issued for stock-based compensation plans, net			(100.9)		5.6	217.5		116.6		116.6
Net excess tax benefits upon settlement of stock-based compensation awards			10.3					10.3		10.3
Adjustment to redemption value of redeemable noncontrolling interest			(3.4)					(3.4)		(3.4)
Treasury shares repurchased					(4.8)	(196.5)		(196.5)		(196.5)
Currency translation adjustment, (net of tax of $0.2 million)							34.2	34.2	(0.6)	33.6
Net actuarial losses and prior service cost (net of tax of $11.2 million)							(14.8)	(14.8)		(14.8)
Amortization and recognition of prior service costs and actuarial losses, (net of tax of $4.1 million)							5.9	5.9		5.9
Net unrealized gain on cash flow hedges (net of tax of $0.1 million)							0.1	0.1		0.1

Balance at December 31, 2012	342.9	$3.4	$365.1	$4,713.3	(119.7)	$(4,614.5)	$(82.1)	$385.2	$11.4	$396.6

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2012 10-K	71

Consolidated Statements of Shareholders’ Equity (Deficit)

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

MA, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its Enterprise Risk Solutions business (formerly referred to as Risk Management Software), MA provides software solutions as well as related risk management services. The Professional Services business provides outsourced research and analytical services along with financial training and certification programs.

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

Research and development costs were $16.1 million, $29.8 million, and $20.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in operating expenses within the Company’s consolidated statements of operations. These costs generally consist of professional services provided by third parties and compensation costs of employees.

Costs for internally developed computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs primarily relate to the development or enhancement of credit processing software and quantitative credit risk assessment products sold by the MA segment, to be licensed to customers and generally consist of professional

72	MOODY’S 2012 10-K

services provided by third parties and compensation costs of employees that develop the software. Judgment is required in determining when technological feasibility of a product is established and the Company believes that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. Accordingly, costs for internally developed computer software that will be sold, leased or otherwise marketed that were eligible for capitalization under Topic 985 of the ASC as well as the related amortization expense related to such costs were immaterial for the years ended December 31, 2012, 2011 and 2010.

Computer Software Developed or Obtained for Internal Use

The Company capitalizes costs related to software developed or obtained for internal use. These assets, included in property and equipment in the consolidated balance sheets, relate to the Company’s accounting, product delivery and other systems. Such costs generally consist of direct costs for third-party license fees, professional services provided by third parties and employee compensation, in each case incurred either during the application development stage or in connection with upgrades and enhancements that increase functionality. Such costs are depreciated over their estimated useful lives on a straight-line basis. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.

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

The Company has five reporting units: one in MIS that encompasses all of Moody’s ratings operations and four reporting units within MA: RD&A, ERS, Financial Services Training and Certifications and Copal Partners. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. In the first quarter of 2012, a division formerly in the RD&A reporting unit which provided various financial modeling services was transferred to the ERS reporting unit. Additionally, in the second quarter of 2012, the CSI reporting unit, which consisted of all operations relating to CSI which was acquired in November 2010, was integrated into MA’s training reporting unit to form the FSTC reporting unit. The new FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. In the fourth quarter of 2011, the Company acquired Copal which is deemed to be separate reporting unit at December 31, 2012. Also, in December 2011, the Company acquired B&H which is part of the ERS reporting unit.

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

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under employee stock purchase plans, stock options and restricted stock. The Company has also established a pool of additional paid-in capital related to the tax effects of employee share-based compensation, which is available to absorb any recognized tax deficiencies.

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange rates and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The changes in the value of derivatives that qualify as fair value hedges are recorded currently into earnings. Changes in the derivative’s fair value that qualify as cash flow hedges are recorded to accumulated other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified to earnings in the same period or periods during which the hedged transaction affects income. Changes in the derivative’s fair value that qualify as net investment hedges are recorded to accumulated other comprehensive income or loss, to the extent the hedge is effective.

MOODY’S 2012 10-K	73

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and accepted by the customer when applicable, fees are determinable and the collection of resulting receivables is considered probable.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). The standard changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration based on the relative selling price of each deliverable. The Company adopted ASU 2009-13 on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010. If applied in the same manner to the year ended December 31, 2009, ASU 2009-13 would not have had a material impact on net revenue reported for both its MIS and MA segments in terms of the timing and pattern of revenue recognition. The adoption of ASU 2009-13 did not have a significant effect on the Company’s net revenue in the period of adoption and also did not have a significant effect on the Company’s net revenue in periods after the initial adoption when applied to multiple element arrangements based on the currently anticipated business volume and pricing.

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

The Company’s products and services will generally continue to qualify as separate units of accounting under ASU 2009-13. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customers and if the arrangement includes a customer refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control. In instances where the aforementioned criteria are not met, the deliverable is combined with the undelivered items and revenue recognition is determined as one single unit.

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

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which ranged from two to 52 years at December 31, 2012. At December 31, 2012, 2011 and 2010, deferred revenue related to these securities was approximately $82 million, $79 million, and $76 million.

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

74	MOODY’S 2012 10-K

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2012, 2011 and 2010, accounts receivable included approximately $22 million, $24 million, and $25 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the annual monitoring period. Revenue is accrued ratably over the monitoring period.

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

Contingencies

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations and inquiries, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings pursuant to SEC rules and other pending matters as it may determine to be appropriate.

For claims, litigation and proceedings and governmental investigations and inquiries not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on

MOODY’S 2012 10-K	75

how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

The Company’s wholly-owned insurance subsidiary insures the Company against certain risks including but not limited to deductibles for worker’s compensation, employment practices litigation, employee medical claims and terrorism, for which the claims are not material to the Company. In addition, for claim years 2008 and 2009, the insurance subsidiary insured the Company for defense costs related to professional liability claims. For matters insured by the Company’s insurance subsidiary, Moody’s records liabilities based on the estimated total claims expected to be paid and total projected costs to defend a claim through its anticipated conclusion. The Company determines liabilities based on an assessment of management’s best estimate of claims to be paid and legal defense costs as well as actuarially determined estimates. The Cheyne SIV and Rhinebridge SIV matters more fully discussed in Note 17 are both cases from the 2008/2009 claims period, and accordingly these matters are covered by the Company’s insurance subsidiary. Defense costs for matters not self-insured by the Company’s wholly-owned insurance subsidiary are expensed as services are provided.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740. Therefore, income tax expense is based on reported income before income taxes and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.

76	MOODY’S 2012 10-K

The Company classifies interest related to unrecognized tax benefits as a component of interest expense in its consolidated statements of operations. Penalties are recognized in other non-operating expenses. For UTPs, the Company first determines whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

For certain of its non-U.S. subsidiaries, the Company has deemed the undistributed earnings relating to these subsidiaries to be indefinitely reinvested within its foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

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

The ASC establishes a fair value hierarchy whereby the inputs contained in valuation techniques used to measure fair value are categorized into three broad levels as follows:

Level 1 : quoted market prices in active markets that the reporting entity has the ability to access at the date of the fair value measurement;

Level 2 : inputs other than quoted market prices described in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

Level 3 : unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the assets or liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments, trade receivables and derivatives.

Cash equivalents consist of investments in high quality investment-grade securities within and outside the U.S. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high- grade commercial paper. Short-term investments primarily consist of certificates of deposit and high-grade corporate bonds in Korea as of December 31, 2012 and 2011. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer. No customer accounted for 10% or more of accounts receivable at December 31, 2012 or 2011.

Earnings per Share of Common Stock

Basic shares outstanding is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted shares outstanding is calculated giving effect to all potentially dilutive common shares, assuming that such shares were outstanding during the reporting period.

Pension and Other Retirement Benefits

Moody’s maintains various noncontributory DBPPs as well as other contributory and noncontributory retirement plans. The expense and assets/liabilities that the Company reports for its pension and other retirement benefits are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions represent the Company’s best estimates and may vary by

MOODY’S 2012 10-K	77

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation of long-lived and intangible assets, goodwill, pension and other retirement benefits, stock-based compensation, and depreciation and amortization rates for property and equipment and computer software.

The financial market volatility and poor economic conditions beginning in the third quarter of 2007 and continuing into 2012, both in the U.S. and in many other countries where the Company operates, have impacted and will continue to impact Moody’s business. If such conditions were to continue they could have a material impact to the Company’s significant accounting estimates discussed above, in particular those around accounts receivable allowances, valuations of investments in affiliates, goodwill and other acquired intangible assets, and pension and other retirement benefits.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied retrospectively and are effective for reporting periods beginning after December 15, 2012. The adoption of this ASU will not have any impact on the Company’s consolidated financial statements other than revising the presentation relating to items reclassified from accumulated other comprehensive income to the statement of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to show its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income”, which deferred the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. All other provisions of this ASU, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted all provisions that were not deferred in 2012. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements other than revising the presentation of the components of comprehensive income.

NOTE 3	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,

	2012	2011	2010
Basic	223.2	226.3	235.0
Dilutive effect of shares issuable under stock-based compensation plans	3.4	3.1	1.6

Diluted	226.6	229.4	236.6

Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	7.5	10.6	15.5

78	MOODY’S 2012 10-K

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2012, 2011 and 2010. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 4	SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for use in the Company’s operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one to 11 months and one to seven months as of December 31, 2012 and 2011, respectively. Interest and dividends are recorded into income when earned.

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

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest income (expense), net in the Company’s consolidated statements of operations.

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan further described in Note 14. These interest rate swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps are recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts are reclassified to earnings in the same period during which the hedged transaction affects income.

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

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the subsidiary’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income (expense), net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through March 2013.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2012	December 31, 2011
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$34.3	$27.5
Contracts to sell USD for euros	$48.4	$47.7
Contracts to purchase USD with GBP	$2.1	$2.4
Contracts to sell USD for GBP	$1.7	$17.6
Contracts to purchase USD with other foreign currencies	$6.7	$3.2
Contracts to sell USD for other foreign currencies	$5.1	$7.6
Contracts to purchase euros with other foreign currencies	€14.4	€13.6
Contracts to purchase euros with GBP	€—	€1.6
Contracts to sell euros for GBP	€8.9	€7.2

MOODY’S 2012 10-K	79

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in fair value for the hedge is recorded in the currency translation adjustment component of AOCI. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statements of operations. These outstanding contracts expire in March 2013.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	December 31, 2012	December 31, 2011
Notional amount of Currency Pair:
Contracts to sell euros for USD	€50.0	N/A

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments

	Balance Sheet Location	December 31, 2012	December 31, 2011
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$13.8	$11.5

Total derivatives designated as accounting hedges		13.8	11.5
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1.4	1.1

Total		$15.2	$12.6

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$0.7	$4.5
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	1.0	—

Total derivatives designated as accounting hedges		1.7	4.5
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.7	2.3

Total		$2.4	$6.8

80	MOODY’S 2012 10-K

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedges:

		Amount of Gain (Loss) Recognized in consolidated statement of operations

		Year Ended December 31,

		2012	2011	2010
Derivatives designated as accounting hedges	Location on Consolidated Statements of Operations
Interest rate swaps	Interest Expense, net	$3.6	$4.1	—

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating (expense) income	$0.9	$(1.4)	(2.2)

The following table provides information on gains (losses) on the company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,

	2012	2011	2010		2012	2011	2010		2012	2011	2010
FX options	$—	$—	$—	Revenue	$—	$(0.2)	$(1.0)	Revenue	$—	$—	$—
Interest rate swaps	(0.1)	(0.6)	(3.1)	Interest income (expense), net	(2.4)	(3.0)	(2.8)	N/A	—	—	—

Total	$(0.1)	$(0.6)	$(3.1)		$(2.4)	$(3.2)	$(3.8)		$—	$—	$—

All gains and losses on derivatives designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for FX options and into interest income (expense), net for the interest rate swaps) as the underlying transaction is recognized.

The following table provides information on gains (losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,

	2012	2011		2012	2011		2012	2011
FX forwards	$(2.2)	$—	N/A	$—	$—	N/A	$—	$—

Total	$(2.2)	$—		$—	$—		$—	$—

MOODY’S 2012 10-K	81

All gains and losses on derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax

	December 31, 2012	December 31, 2011
FX forwards on net investment hedges	$(2.2)	$—
Interest rate swaps (1)	(0.7)	(3.0)

Total	$(2.9)	$(3.0)

(1)

The unrecognized hedge losses relating to the cash flow hedge on the 2008 Term Loan are expected to be reclassified into earnings within the next five months as the underlying hedge ends with the full repayment of the 2008 Term Loan in the first half of 2013.

NOTE 6	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,

	2012	2011
Office and computer equipment (3 – 20 year estimated useful life)	$119.7	$106.8
Office furniture and fixtures (5 – 10 year estimated useful life)	40.3	40.6
Internal-use computer software (3 – 5 year estimated useful life)	263.9	241.8
Leasehold improvements (3 – 20 year estimated useful life)	197.5	195.8

Total property and equipment, at cost	621.4	585.0
Less: accumulated depreciation and amortization	(314.3)	(258.2)

Total property and equipment, net	$307.1	$326.8

Depreciation and amortization expense related to the above assets was $63.4 million, $58.7 million, and $49.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The aggregate purchase price was $79.5 million in cash payments to the sellers and was funded by using Moody’s non-U.S. cash on hand.

82	MOODY’S 2012 10-K

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

Current assets include acquired cash of approximately $10 million. The acquired goodwill will not be deductible for tax. B&H operates within the ERS reporting unit and goodwill associated with the acquisition was part of the ERS reporting unit within the MA segment as of the acquisition date.

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

Copal Partners

On November 4, 2011, subsidiaries of the Company acquired a 67% interest in Copal Partners Limited and a 100% interest in two related entities that were wholly-owned by Copal Partners Limited (together herein referred to as “Copal”). These acquisitions resulted in the Company obtaining an approximate 75% economic ownership interest in the Copal group of companies. Copal is a provider of outsourced research and consulting services to the financial services industry. Copal operates within the PS LOB of MA and complements the other product and services offered by MA. The table below details the total consideration transferred to the sellers of Copal:

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

Additionally, as part of the consideration transferred, the Company issued a note payable of $14.2 million to the sellers which is more fully discussed in Note 14. The Company has a right to reduce the amount payable under this note with payments that it may be required to make relating to certain UTPs associated with the acquisition. Accordingly, this note payable is not carried on the consolidated balance sheet as of December 31, 2012 and 2011 in accordance with certain indemnification arrangements relating to these UTP’s which are more fully discussed below.

MOODY’S 2012 10-K	83

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

The Company incurred approximately $7 million of costs directly related to the acquisition of Copal during the year ended December 31, 2011. These costs, which primarily consist of consulting and legal fees, are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed, at the date of acquisition:

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

In connection with the acquisition, the Company assumed liabilities relating to UTPs. These UTPs are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these UTPs. Under the terms of the acquisition agreement, a portion of the purchase price was remitted to an escrow agent for various uncertainties associated with the transaction of which a portion relates to these UTPs. Additionally, the Company is contractually indemnified for payments in excess of the amount paid into escrow via a reduction to the amount payable under the aforementioned note payable issued to the sellers. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at December 31, 2012 and 2011 for which a portion has been offset by the note payable in the amount of $14.2 million.

As of December 31, 2012, Copal operates as its own reporting unit. Accordingly, goodwill associated with the acquisition is part of the Copal reporting unit within the MA segment. Copal will remain a separate reporting unit until MA management completes evaluation of options for integrating the entity into the other MA reporting units.

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

84	MOODY’S 2012 10-K

CSI Global Education, Inc.

On November 18, 2010, a subsidiary of the Company acquired CSI Global Education, Inc., Canada’s leading provider of financial learning, credentials, and certification. CSI operates within MA, strengthening the Company’s capabilities for delivering credit and other financial training programs to financial institutions worldwide and bolsters Moody’s efforts to serve as an essential resource to financial market participants. The purchase price was funded with cash on hand.

The aggregate purchase price was $151.4 million in net cash payments to the sellers. There is a 2.5 million Canadian dollar contingent cash payment which is dependent upon the achievement of a certain contractual milestone by January 2016 which is more fully discussed in Note 9.

Shown below is the purchase price allocation, which summarizes the fair values of the assets acquired and liabilities assumed, at the date of acquisition:

Current assets		$5.1
Property and equipment, net		0.8
Intangible assets:
Trade name (30 year weighted average life)	$9.0
Client relationships (21 year weighted average life)	63.1
Trade secret (13 year weighted average life)	5.8

Total intangible assets (21 year weighted average life)		77.9
Goodwill		104.6
Liabilities assumed		(37.0)

Net assets acquired		$151.4

Current assets include acquired cash of approximately $2.8 million. The acquired goodwill, which has been assigned to the MA segment, will not be deductible for tax. In 2012 CSI was integrated into MA’s training reporting unit to form the FSTC reporting unit.

The near term impact to operations and cash flow from this acquisition was not material to the Company’s consolidated financial statements.

For all of the acquisitions described above, the Company has not presented proforma combined results for these acquisitions because the impact on the previously reported statements of operations would not have been material.

NOTE 8	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill:

	Year Ended December 31,

	2012			2011

	MIS	MA	Consolidated	MIS	MA	Consolidated
Beginning balance:
Goodwill	$11.0	$631.9	$642.9	$11.4	$454.1	$465.5
Accumulated impairment charge	—	—	—	—	—	—

Total	11.0	631.9	642.9	11.4	454.1	465.5

Additions/adjustments	—	(4.4)	(4.4)	—	198.5	198.5
Impairment charge	—	(12.2)	(12.2)	—	—	—
Foreign currency translation adjustments	0.5	10.3	10.8	(0.4)	(20.7)	(21.1)

Ending balance:
Goodwill	11.5	637.8	649.3	11.0	631.9	642.9
Accumulated impairment charge	—	(12.2)	(12.2)	—	—	—

Total	$11.5	$625.6	$637.1	$11.0	$631.9	$642.9

MOODY’S 2012 10-K	85

The 2012 and 2011 additions/adjustments for the MA segment relate to the acquisitions of Copal and B&H in the fourth quarter of 2011, more fully discussed in Note 7.

The impairment charge above relates to goodwill in the FSTC reporting unit within MA. The Company evaluates its goodwill for potential impairment annually on July 31 or more frequently if impairment indicators arise throughout the year. Projected operating results for the FSTC reporting unit at December 31, 2012 were lower than projections utilized for the annual impairment analysis performed at July 31, 2012 reflecting a contraction in spending for training and certification services for many individuals and global financial institutions amidst current macroeconomic uncertainties. Based on this trend and overall macroeconomic uncertainties, the Company lowered its cash flow forecasts for this reporting unit in the fourth quarter of 2012. Accordingly, the Company performed another goodwill impairment assessment as of December 31, 2012 which resulted in an impairment charge of $12.2 million. The fair value of the FSTC reporting unit utilized in the impairment assessment was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples.

Acquired intangible assets consisted of:

	December 31,

	2012	2011
Customer relationships	$219.6	$217.9
Accumulated amortization	(74.0)	(58.6)

Net customer relationships	145.6	159.3

Trade secrets	31.4	31.3
Accumulated amortization	(16.0)	(13.4)

Net trade secrets	15.4	17.9

Software	73.2	70.9
Accumulated amortization	(33.7)	(25.1)

Net software	39.5	45.8

Trade names	28.3	28.1
Accumulated amortization	(10.3)	(9.0)

Net trade names	18.0	19.1

Other	24.9	24.6
Accumulated amortization	(16.9)	(13.1)

Net other	8.0	11.5

Total	$226.5	$253.6

Other intangible assets primarily consist of databases and covenants not to compete. Amortization expense relating to intangible assets is as follows:

	Year Ended December 31,

	2012	2011	2010
Amortization expense	$30.1	$20.5	$16.4

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ended December 31,
2013	$28.2
2014	22.9
2015	21.6
2016	20.4
2017	15.5
Thereafter	117.9

86	MOODY’S 2012 10-K

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conjunction with the assessment of goodwill impairment at July 31, 2012, the Company reviewed the recoverability of certain customer lists within its FSTC reporting unit. This review resulted in an impairment of approximately $1 million in the third quarter of 2012 which is recorded in depreciation and amortization expense in the consolidated statement of operations. The fair value of these customer lists was determined using a discounted cash flow analysis. The Company again reviewed the recoverability of these customer lists in the fourth quarter of 2012 in conjunction with the quantitative goodwill impairment test performed at December 31, 2012. Based on this assessment, there was no further impairment of the customer lists in the fourth quarter of 2012. For all other intangible assets, there were no such events or changes during 2012 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on improving market conditions for the reporting unit where the intangible asset resides and an assessment of projected cash flows for all reporting units. Additionally, there were no events or circumstances during 2012 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

NOTE 9	FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at December 31, 2012 and 2011:

	Fair Value Measurement as of December 31, 2012
Description	Balance	Level 1	Level 2	Level 3
Assets:
Derivatives (a)	$15.2	$—	$15.2	$—

Total	$15.2	$—	$15.2	$—

Liabilities:
Derivatives (a)	$2.4	$—	$2.4	$—
Contingent consideration arising from acquisitions (b)	9.0	—	—	9.0

Total	$11.4	$—	$2.4	$9.0

	Fair Value Measurement as of December 31, 2011
Description	Balance	Level 1	Level 2	Level 3
Assets:
Derivatives (a)	$12.6	$—	$12.6	$—

Total	$12.6	$—	$12.6	$—

Liabilities:
Derivatives (a)	$6.8	$—	$6.8	$—
Contingent consideration arising from acquisitions (b)	9.1	—	—	9.1

Total	$15.9	$—	$6.8	$9.1

(a)	Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non U.S. dollar net investments in certain foreign subsidiaries more fully discussed in Note 5.
(b)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions which are more fully discussed in Note 7.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Year Ended December 31,

	2012	2011
Balance as of January 1	$9.1	$2.1
Issuances	—	7.4
Settlements	(0.5)	(0.3)
Losses included in earnings	0.1	0.3
Foreign currency translation adjustments	0.3	(0.4)

Balance as of December 31	$9.0	$9.1

MOODY’S 2012 10-K	87

The losses included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statements of operations. During the year ended December 31, 2012, there were immaterial gains relating to contingent consideration obligations that were settled during the year. The remaining losses of $0.1 million relate to contingent consideration obligations outstanding at December 31, 2012.

Of the $9.0 million in contingent consideration obligations as of December 31, 2012, $2.5 million is classified within accounts payable and accrued liabilities with the remaining $6.5 million classified in other liabilities within the Company’s consolidated balance sheet.

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

Contingent Consideration:

At December 31, 2012, the Company has contingent consideration obligations related to the acquisitions of CSI and Copal which are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company has recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At December 31, 2012, the Company expects that this milestone will be reached by the aforementioned date.

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

88	MOODY’S 2012 10-K

NOTE 10	DETAIL OF CERTAIN BALANCE SHEET INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	December 31,

	2012	2011
Other current assets:
Prepaid taxes	$31.8	$27.6
Prepaid expenses	47.3	44.6
Other	12.8	5.4

Total other current assets	$91.9	$77.6

	December 31,

	2012	2011
Other assets:
Investments in joint ventures	$38.3	$37.2
Deposits for real-estate leases	10.0	12.2
Other	47.7	32.6

Total other assets	$96.0	$82.0

	December 31,

	2012	2011
Accounts payable and accrued liabilities:
Salaries and benefits	$79.2	$67.5
Incentive compensation	162.6	114.1
Profit sharing contribution	12.6	7.1
Customer credits, advanced payments and advanced billings	21.5	17.6
Self-insurance reserves	55.8	27.1
Dividends	47.7	38.2
Professional service fees	30.2	29.7
Interest accrued on debt	23.4	15.1
Accounts payable	14.3	16.4
Income taxes (see Note 13)	56.1	23.4
Deferred rent-current portion	1.1	1.7
Pension and other retirement employee benefits (see Note 11)	4.4	3.8
Interest accrued on UTPs	—	29.7
Other	46.4	60.9

Total accounts payable and accrued liabilities	$555.3	$452.3

	December 31,

	2012	2011
Other liabilities:
Pension and other retirement employee benefits (see Note 11)	$213.3	$187.5
Deferred rent-non-current portion	110.2	108.8
Interest accrued on UTPs	10.6	11.8
Legacy and other tax matters	37.1	52.6
Other	38.9	44.1

Total other liabilities	$410.1	$404.8

MOODY’S 2012 10-K	89

Redeemable Noncontrolling Interest:

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Year Ended December 31,
	2012	2011
(in millions)	Redeemable Noncontrolling Interest
Balance January 1,	$60.5	$—
Fair value at date of acquisition	—	68.0
Adjustment due to right of offset for UTPs*	6.8	(6.8)
Net earnings	3.6	1.0
Distributions	(3.6)	—
FX translation	1.6	(1.7)
Adjustment to redemption value	3.4	—

Balance December 31,	$72.3	$60.5

*	Relates to an adjustment for the right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement is reduced by the amount of UTPs that the Company may be required to pay. See Note 7 for further detail on this arrangement.

AOCI:

The following table summarizes the components of the Company’s AOCI:

(in millions)	December 31,

	2012	2011
Currency translation adjustments, net of tax	$10.9	$(23.3)
Net actuarial losses and net prior service cost related to pension and other retirement employee benefits, net of tax	(90.1)	(81.2)
Unrealized losses on cash flow and net investment hedges, net of tax	(2.9)	(3.0)

Total accumulated other comprehensive loss	$(82.1)	$(107.5)

Changes in the Company’s self-insurance reserves are as follows:

	Year Ended December 31,

(in millions)	2012	2011	2010
Balance January 1,	$27.1	$30.0	$19.9
Charged to costs and expenses	38.1	10.9	29.1
Payments	(9.4)	(13.8)	(19.0)

Balance December 31,*	$55.8	$27.1	$30.0

*	Refer to Note 2, “Contingencies” for further information on the Company’s self-insurance reserves. These reserves primarily relate to legal defense costs for claims from 2008 and 2009.

NOTE 11	PENSION AND OTHER RETIREMENT BENEFITS

U.S. Plans

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans. The U.S. plans provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The retirement healthcare plans are contributory; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Retirement Plans”. The U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Other Retirement Plans”. Effective at the Distribution Date, Moody’s assumed responsibility for the pension and other retirement benefits relating to its active employees. New D&B has assumed responsibility for the Company’s retirees and vested terminated employees as of the Distribution Date.

90	MOODY’S 2012 10-K

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

Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of the period	$(298.8)	(242.5)	$(20.2)	(15.6)
Service cost	(18.9)	(15.1)	(1.5)	(1.1)
Interest cost	(13.1)	(13.1)	(0.7)	(0.8)
Plan participants’ contributions	—	—	(0.3)	(0.2)
Benefits paid	5.7	13.6	1.0	0.8
Actuarial gain (loss)	(11.0)	(4.9)	1.1	(0.9)
Assumption changes	(20.2)	(36.8)	(1.2)	(2.4)

Benefit obligation, end of the period	(356.3)	(298.8)	(21.8)	(20.2)

Change in plan assets:
Fair value of plan assets, beginning of the period	133.0	120.4	—	—
Actual return on plan assets	19.0	0.8	—	—
Benefits paid	(5.7)	(13.6)	(1.0)	(0.8)
Employer contributions	21.3	25.4	0.7	0.6
Plan participants’ contributions	—	—	0.3	0.2

Fair value of plan assets, end of period	167.6	133.0	—	—

Funded status of the plans	(188.7)	(165.8)	(21.8)	(20.2)

Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits liability-current	(3.6)	(3.0)	(0.8)	(0.8)
Pension and retirement benefits liability-non current	(185.1)	(162.8)	(21.0)	(19.4)

Net amount recognized	$(188.7)	(165.8)	$(21.8)	(20.2)

Accumulated benefit obligation, end of the period	$(298.4)	(256.1)

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	2012	2011
Aggregate projected benefit obligation	$356.3	$298.8
Aggregate accumulated benefit obligation	$298.4	$256.1
Aggregate fair value of plan assets	$167.6	$133.0

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans

	2012	2011	2012	2011
Net actuarial losses	$(142.7)	$(127.1)	$(6.0)	$(6.1)
Net prior service costs	(4.0)	(4.7)	—	—

Total recognized in AOCI- pretax	$(146.7)	$(131.8)	$(6.0)	$(6.1)

MOODY’S 2012 10-K	91

The following table summarizes the estimated pre-tax net actuarial losses and prior service cost for the Company’s Retirement Plans that will be amortized from AOCI and recognized as components of net periodic expense during the next fiscal year:

	Pension Plans	Other Retirement Plans
Net actuarial losses	$11.1	$0.4
Net prior service costs	0.6	—

Total to be recognized as components of net periodic expense	$11.7	$0.4

Net periodic benefit expenses recognized for the Retirement Plans for years ended December 31:

	Pension Plans			Other Retirement Plans

	2012	2011	2010	2012	2011	2010
Components of net periodic expense
Service cost	$18.9	$15.1	$13.5	$1.5	$1.1	$0.9
Interest cost	13.1	13.1	12.0	0.7	0.8	0.8
Expected return on plan assets	(12.5)	(11.9)	(10.5)	—	—	—
Amortization of net actuarial loss from earlier periods	9.1	5.0	2.8	0.3	0.3	0.1
Amortization of net prior service costs from earlier periods	0.7	0.6	0.7	—	—	—
Settlement charges	—	1.6	1.3	—	—	—

Net periodic expense	$29.3	$23.5	$19.8	$2.5	$2.2	$1.8

The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2012	2011	2012	2011
Amortization of net actuarial losses	$9.1	$5.0	$0.3	$0.3
Amortization of prior service costs	0.7	0.6	—	—
Accelerated recognition of actuarial loss due to settlement	—	1.6	—	—
Net actuarial loss arising during the period	(24.7)	(52.8)	(0.2)	(3.3)

Total recognized in OCI – pre-tax	$(14.9)	$(45.6)	$0.1	$(3.0)

ADDITIONAL INFORMATION:

Assumptions – Retirement Plans

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans

	2012	2011	2012	2011
Discount rate	3.82%	4.25%	3.55%	4.05%
Rate of compensation increase	4.00%	4.00%	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans

	2012	2011	2010	2012	2011	2010
Discount rate	4.25%	5.39%	5.95%	4.05%	5.15%	5.75%
Expected return on plan assets	7.85%	8.35%	8.35%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

92	MOODY’S 2012 10-K

The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2012, the expected rate of return used in calculating the net periodic benefit costs was 7.85%. For 2013, the Company reduced the expected rate of return assumption to 7.30% to reflect the Company’s current view of long-term capital market outlook and is commensurate with the returns expected to be generated by the plan assets under Company’s current investment strategy.

Assumed Healthcare Cost Trend Rates at December 31:

	2012		2011		2010
	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65
Healthcare cost trend rate assumed for the following year	6.9%	7.9%	7.4%	8.4%	7.9%	8.9%
Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%		5.0%		5.0%
Year that the rate reaches the ultimate trend rate	2020		2020		2020

The assumed health cost trend rate reflects different expectations for the medical and prescribed medication components of health care costs for pre and post-65 retirees. As the Company subsidies for retiree healthcare coverage are capped at the 2005 level, for the majority of the retirement health plan participants, retiree contributions are assumed to increase at the same rate as the healthcare cost trend rates.

In 2012, the Company amended its retiree medical plan to modify its current design. Effective January 1, 2013, the newly implemented plan design will provide current retirees age 65 and older with the option over the next three years to either enroll in a new Health Reimbursement Account (HRA) Program and receive a fixed amount annual subsidy or continue to stay in the current retiree medical plan. All future retirees age 65 and older will have to participate in the new HRA Program. There will be no change to pre-65 coverage. As the new plan is designed to be cost neutral to the Company, the amendment of the plan has no significant impact to the plan and a one percentage-point increase or decrease in assumed healthcare cost trend rates would not have affected total service and interest cost and would have a minimal impact on the retiree medical benefit obligation.

Plan Assets

Moody’s investment objective for the assets in the funded pension plan is to earn total returns that will minimize future contribution requirements over the long-term within a prudent level of risk. The Company works with its independent investment consultants to determine asset allocation targets for its pension plan investment portfolio based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics, and related risk factors. Other relevant factors, including historical and forward looking views of inflation and capital market returns, are also considered. Risk management practices include monitoring of the plan, diversification across asset classes and investment styles, and periodic rebalancing toward asset allocation targets. The Company’s monitoring of the plan includes ongoing reviews of investment performance, annual liability measurements, periodic asset/liability studies, and investment portfolio reviews.

The Company’s current target asset allocation is approximately 60% (range of 50% to 70%) in equity securities, 30% (range of 25% to 35%) in fixed income securities and 10% (range of 7% to 13%) in other investments and the plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds which are expected to help reduce plan exposure to interest rate variation and to better align assets with obligations. Approximately 3% of total plan assets may be invested in funds which invest in debts rated below investment grade and 3% may be invested in emerging market debt. The plan’s other investments are made through private real estate and convertible securities funds and these investments are expected to provide additional diversification benefits and absolute return enhancement to the plan assets. The Company does not use derivatives to leverage the portfolio. The overall allocation is expected to help protect the plan’s funded status while generating sufficiently stable returns over the long-term.

MOODY’S 2012 10-K	93

Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2012 and 2011 is determined based on the hierarchy of fair value measurements as defined in Note 2 to these financial statements and is as follows:

	Fair Value Measurement as of December 31, 2012
Asset Category	Balance	Level 1	Level 2	Level 3	% of total assets
Cash and cash equivalent	$0.2	$—	$0.2	$—	—%

Emerging markets equity fund	13.3	$13.3	$—	—	8%
Common/collective trust funds – equity securities
U.S. large-cap	32.0	—	32.0	—	19%
U.S. small and mid-cap	10.7	—	10.7	—	6%
International	44.1	—	44.1	—	27%

Total equity investments	100.1	13.3	86.8	—	60%

Common/collective trust funds – fixed income securities
Long-term government/treasury bonds	13.8	—	13.8	—	8%
Long-term investment grade corporate bonds	17.5	—	17.5	—	11%
U.S. Treasury Inflation-Protected Securities (TIPs)	8.5	—	8.5	—	5%
Emerging markets bonds	5.4	—	5.4	—	3%
High yield bonds	5.2	—	5.2	—	3%

Total fixed-income investments	50.4	—	50.4	—	30%

Common/collective trust funds – convertible securities	4.8	—	4.8	—	3%
Private real estate fund	12.1	—	—	12.1	7%

Total other investment	16.9	—	4.8	12.1	10%

Total Assets	$167.6	$13.3	$142.2	$12.1	100%

	Fair Value Measurement as of December 31, 2011
Asset Category	Balance	Level 1	Level 2	Level 3	% of total assets
Cash and cash equivalent	$0.2	$—	$0.2	$—	—%

Emerging markets equity fund	7.7	$7.7	$—	—	6%
Common/collective trust funds – equity securities
U.S. large-cap	26.4	—	26.4	—	20%
U.S. small and mid-cap	9.3	—	9.3	—	7%
International	30.4	—	30.4	—	23%

Total equity investments	73.8	7.7	66.1	—	56%

Common/collective trust funds – fixed income securities
Long-term government/treasury bonds	13.9	—	13.9	—	10%
Long-term investment grade corporate bonds	14.9	—	14.9	—	11%
U.S. Treasury Inflation-Protected Securities (TIPs)	7.6	—	7.6	—	6%
Emerging markets bonds	4.5	—	4.5	—	3%
High yield bonds	3.6	—	3.6	—	3%

Total fixed-income investments	44.5	—	44.5	—	33%

Common/collective trust funds – convertible securities	4.8	—	4.8	—	4%

Private real estate fund	9.7	—	—	9.7	7%

Total other investment	14.5	—	4.8	9.7	11%

Total Assets	$133.0	$7.7	$115.6	$9.7	100%

94	MOODY’S 2012 10-K

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

The table below is a summary of changes in the fair value of the Plan’s Level 3 assets:

Real estate investment fund:
Balance as of December 31, 2011	$9.7
Return on plan assets related to assets held as of December 31, 2012	0.8
Return on plan assets related to assets sold during the period	—
Purchases (sales), net	1.6

Balance as of December 31, 2012	$12.1

Except for the Company’s U.S. funded pension plan, all of Moody’s Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company contributed $17.8 million and $13.6 million to its U.S. funded pension plan during the years ended December 31, 2012 and 2011, respectively. The Company made payments of $3.5 million and $11.8 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2012 and 2011, respectively, which included lump sum settlement payments of $6.9 million in 2011. The Company made payments of $0.7 million and $0.6 million to its Other Retirement Plans during the years ended December 31, 2012 and 2011, respectively. The Company presently anticipates making contributions of $15.5 million to its funded pension plan and anticipates making payments of $3.6 million related to its unfunded U.S. pension plans and $0.8 million related to its Other Retirement Plans during the year ended December 31, 2013.

Estimated Future Benefits Payable

Estimated future benefits payments for the Retirement Plans are as follows at ended December 31, 2012:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2013	$6.4	$0.8
2014	7.5	0.9
2015	7.9	1.0
2016	10.5	1.2
2017	11.0	1.3
2018 – 2022	$108.5	$8.3

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions with cash contributions equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $24.5 million, $14.9 million and $19.4 million in 2012, 2011, and 2010, respectively.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.4 million and $0.3 million in dividends during the years ended December 31, 2012 and 2011, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The

MOODY’S 2012 10-K	95

Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 580,000 and 610,000 shares of Moody’s common stock at December 31, 2012 and 2011, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Moody’s also makes contributions to non-U.S. employees under a profit sharing plan which is based on year-to-year growth in the Company’s diluted EPS. Expenses related to these defined contribution plans for the years ended December 31, 2012, 2011 and 2010 were $18.8 million, $16.3 million and $11.8 million, respectively.

For defined benefit plans, the Company maintains various unfunded DBPPs and retirement health benefit plan for certain of its non-U.S. subsidiaries located in Germany, France and Canada. These unfunded DBPPs are generally based on each eligible employee’s years of credited service and on compensation levels as specified in the plans. The DBPP in Germany was closed to new entrants in 2002. Total defined benefit pension liabilities recorded related to non-U.S. pension plans was $7.2 million, $5.3 million and $4.6 million based on a weighted average discount rate of 3.53%, 4.79% and 5.28% at December 31, 2012, 2011 and 2010, respectively. The pension liabilities recorded as of December 31, 2012 represent the unfunded status of these pension plans and were recognized in the consolidated balance sheet as non-current liabilities. Total pension expense recorded for the years ended December 31, 2012, 2011 and 2010 was approximately $0.6 million, $0.6 million and $0.5 million, respectively. These amounts are not included in the tables above. As of December 31, 2012, the Company has included in AOCI net actuarial losses of $0.5 million ($0.3 million net of tax) related to non-U.S. pension plans that have yet to be recognized as increases to net periodic pension expense and the Company expects its 2013 amortization of the net actuarial losses to be immaterial. The Company’s non-U.S. other retirement benefit obligation is not material as of December 31, 2012.

NOTE 12	STOCK - BASED COMPENSATION PLANS

Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. The 2001 Plan, which is shareholder approved, permits the granting of up to 35.6 million shares, of which not more than 15.0 million shares are available for grants of awards other than stock options. The Stock Plans also provide for the granting of restricted stock. The Stock Plans provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Additionally, the vesting period is three years for certain performance-based restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant.

The Company maintains the Directors’ Plan for its Board, which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors’ Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined by the Board at the date of the grant and is generally one year for both options and restricted stock. Under the Directors’ Plan, 0.8 million shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors’ Plan.

Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,

	2012	2011	2010
Stock-based compensation expense	$64.5	$56.7	$56.6
Tax benefit	$23.3	$18.1	$23.9

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

96	MOODY’S 2012 10-K

The following weighted average assumptions were used for options granted:

	Year Ended December 31,

	2012	2011	2010
Expected dividend yield	1.66%	1.53%	1.58%
Expected stock volatility	44%	41%	44%
Risk-free interest rate	1.55%	3.33%	2.73%
Expected holding period	7.4 years	7.6 years	5.9 years
Grant date fair value	$15.19	$12.49	$10.38

A summary of option activity as of December 31, 2012 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2011	17.4	$39.60
Granted	0.5	38.68
Exercised	(4.4)	28.77
Forfeited	(0.1)	27.66
Expired	(0.4)	57.28

Outstanding, December 31, 2012	13.0	$42.82	4.6 yrs	$163.9

Vested and expected to vest, December 31, 2012	12.8	$43.05	4.5 yrs	$159.2

Exercisable, December 31, 2012	10.4	$46.14	3.9 yrs	$109.9

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2012 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2012. This amount varies based on the fair value of Moody’s stock. As of December 31, 2012 there was $11.9 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,

	2012	2011	2010
Proceeds from stock option exercises	$127.4	$50.3	$36.4
Aggregate intrinsic value	$61.3	$25.3	$19.7
Tax benefit realized upon exercise	$23.4	$9.6	$7.8

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2012 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2011	2.8	$30.65
Granted	1.3	38.62
Vested	(1.0)	33.82
Forfeited	(0.1)	32.07

Balance, December 31, 2012	3.0	$33.08

MOODY’S 2012 10-K	97

As of December 31, 2012, there was $56.5 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,

	2012	2011	2010
Fair value of vested shares	$37.8	$18.9	$12.4
Tax benefit realized upon vesting	$13.4	$6.9	$4.7

A summary of the status of the Company’s performance-based restricted stock as of December 31, 2012 and changes during the year then ended is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2011	1.0	$26.92
Granted	0.3	36.78
Vested	(0.5)	25.27
Adjustment to shares expected to vest*	0.2	33.67

Balance, December 31, 2012	1.0	$30.06

*	The adjustment reflects additional shares expected to vest based on the Company’s projected achievement of certain non-market based performance metrics as of December 31, 2012.

As of December 31, 2012, there was $15.5 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 0.9 years.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2012, 2011 and 2010 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2012 , 2011, and 2010. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.

NOTE 13	INCOME TAXES

Components of the Company’s provision for income taxes are as follows:

	Year Ended December 31,

	2012	2011	2010
Current:
Federal	$168.1	$133.6	$106.6
State and Local	33.7	28.1	22.1
Non-U.S.	86.4	89.8	82.9

Total current	288.2	251.5	211.6

Deferred:
Federal	35.7	9.3	(14.7)
State and Local	4.5	7.0	10.6
Non-U.S.	(4.1)	(6.0)	(6.5)

Total deferred	36.1	10.3	(10.6)

Total provision for income taxes	$324.3	$261.8	$201.0

98	MOODY’S 2012 10-K

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2012	2011	2010
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.4	2.7	2.9
Benefit of foreign operations	(6.1)	(6.3)	(9.7)
Legacy tax items	(0.4)	(0.2)	(0.4)
Other	0.8	—	0.3

Effective tax rate	31.7%	31.2%	28.1%

Income tax paid	$293.3 *	$191.4	$247.9

*	Includes approximately $92 million in payments for tax audit settlements in the first quarter of 2012.

The source of income before provision for income taxes is as follows:

	Year Ended December 31,

	2012	2011	2010
United States	$694.2	$469.1	$390.6
International	329.8	370.7	323.8

Income before provision for income taxes	$1,024.0	$839.8	$714.4

The components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,

	2012	2011
Deferred tax assets:
Current:
Account receivable allowances	$8.2	$8.0
Accrued compensation and benefits	13.3	12.3
Deferred revenue	6.1	5.8
Legal and professional fees	8.4	9.8
Restructuring	1.5	1.4
Uncertain tax positions	—	43.6
Other	3.1	3.4

Total current	40.6	84.3

Non-current:
Accumulated depreciation and amortization	0.4	1.3
Stock-based compensation	86.9	89.6
Benefit plans	96.6	82.7
Deferred rent and construction allowance	31.3	30.5
Deferred revenue	34.3	36.4
Foreign net operating loss (1)	13.0	9.7
Uncertain tax positions	25.9	21.2
Self-insured related reserves	33.8	23.0
Other	4.5	7.2

Total non-current	326.7	301.6

Total deferred tax assets	367.3	385.9

MOODY’S 2012 10-K	99

	Year Ended December 31,

	2012	2011
Deferred tax liabilities:
Current:
Other	(0.2)	—

Total Current	(0.2)	—

Non-current:
Accumulated depreciation and amortization of intangible assets and capitalized software	(154.7)	(161.3)
Foreign earnings to be repatriated	(4.7)	(2.6)
Self-insured related income	(39.7)	(26.8)
Other liabilities	(3.9)	(2.4)

Total non-current	(203.0)	(193.1)

Total deferred tax liabilities	(203.2)	(193.1)

Net deferred tax asset	164.1	192.8

Valuation allowance	(15.2)	(13.9)

Total net deferred tax assets	$148.9	$178.9

(1)	Amounts are primarily set to expire beginning in 2017, if unused.

As of December 31, 2012, the Company had approximately $1,225.2 million of undistributed earnings of foreign subsidiaries that it intends to indefinitely reinvest in foreign operations. The Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

The Company had valuation allowances of $15.2 million and $13.9 million at December 31, 2012 and 2011, respectively, related to foreign net operating losses for which realization is uncertain. The change in the valuation allowances for 2012 and 2011 results primarily from the increase in valuation allowances in certain jurisdictions based on the Company’s evaluation of the expected realization of these future benefits.

As of December 31, 2012 the Company had $156.6 million of UTPs of which $105.8 million represents the amount that, if recognized, would impact the effective tax rate in future periods.

A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,

	2012	2011	2010
Balance as of January 1	$205.4	$180.8	$164.2
Additions for tax positions related to the current year	49.1	48.9	31.1
Additions for tax positions of prior years	18.9	15.3	16.2
Reductions for tax positions of prior years	(20.6)	(27.3)	(9.9)
Settlements with taxing authorities	(91.5)	(2.1)	—
Lapse of statute of limitations	(4.7)	(10.2)	(20.8)

Balance as of December 31	$156.6	$205.4	$180.8

The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During 2012, the Company realized a net interest benefit of $1.6 million related to UTPs. As of December 31, 2012 and 2011, the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $10.6 million and $41.5 million, respectively.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its 2011 return remains open to examination. The Company’s New York State and New York City income tax returns for 2011 remain open to examination. Tax filings in the U.K. remain open to examination for tax years 2007 through 2011.

100	MOODY’S 2012 10-K

For current ongoing audits related to open tax years, the Company estimates that it is possible that the balance of UTPs could decrease in the next twelve months as a result of the effective settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which might necessitate increases to the balance of UTPs. As the Company is unable to predict the timing of conclusion of these audits, the Company is unable to estimate the amount of changes to the balance of UTPs at this time.

NOTE 14	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,

	2012	2011
2012 Facility	$—	$—
Commercial paper	—	—
Notes payable:
Series 2005-1 Notes due 2015, including fair value of interest rate swap of $13.8 million at 2012 and $11.5 million at 2011	313.8	311.5
Series 2007-1 Notes due in 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.6 million and $2.7 million in 2012 and 2011, respectively	497.4	497.3
2012 Senior Notes, due 2022, net of unamortized discount of $3.8 million in 2012	496.2	—
2008 Term Loan, various payments through 2013	63.8	135.0

Total debt	1,671.2	1,243.8
Current portion	(63.8)	(71.3)

Total long-term debt	$1,607.4	$1,172.5

2012 Facility

On April 18, 2012, the Company and certain of its subsidiaries entered into a $1 billion five-year senior, unsecured revolving credit facility in an aggregate principal amount of $1 billion that expires in April 2017. The 2012 Facility replaced the $1 billion 2007 Facility that was scheduled to expire in September 2012. The proceeds from the 2012 Facility will be used for general corporate purposes, including, without limitation, support for the Company’s $1 billion commercial paper program, share repurchases and acquisition financings. Interest on borrowings under the facility is payable at rates that are based on LIBOR plus a premium that can range from 77.5 basis points to 120 basis points per annum of the outstanding amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2012 Facility. These quarterly fees can range from 10 basis points of the facility amount to 17.5 basis points, depending on the Company’s Debt/ EBITDA Ratio.

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

2007 Facility

On September 28, 2007, the Company entered into a $1.0 billion five-year senior, unsecured revolving credit facility, which expired in September 2012. The 2007 Facility served, in part, to support the Company’s CP Program described below. Interest on borrowings was payable at rates that were based on LIBOR plus a premium that ranged from 16.0 to 40.0 basis points of the outstanding borrowing amount depending on the Debt/EBITDA ratio. The Company also paid quarterly facility fees, regardless of borrowing activity under the 2007 Facility. The quarterly fees for the 2007 Facility ranged from 4.0 to 10.0 basis points per annum of the facility amount, depending on the Company’s Debt/EBITDA ratio. The Company also paid a utilization fee of 5.0 basis points on borrowings outstanding when the aggregate amount outstanding exceeds 50% of the total facility. The 2007 Facility contained certain covenants that, among other things, restricted the ability of the Company and certain of its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur liens, as defined in the related agreement. The 2007 Facility also contained financial covenants that, among other things, required the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. On April 18, 2012, the 2007 Facility was replaced by the 2012 Facility described above.

MOODY’S 2012 10-K	101

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

On August 19, 2010, the Company issued $500 million aggregate principal amount of senior unsecured notes in a public offering. The 2010 Senior Notes bear interest at a fixed rate of 5.50% and mature on September 1, 2020. Interest on the 2010 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2011. The Company may prepay the 2010 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2010 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2010 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2010 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2010 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2010 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2010 Indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

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

102	MOODY’S 2012 10-K

tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at December 31, 2012 and 2011. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

On August 20, 2012, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2012 Senior Notes bear interest at a fixed rate of 4.50% and mature on September 1, 2022. Interest on the 2012 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2013. The Company may prepay the 2012 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2012 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2012 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2012 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2012 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2012 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2012 Indenture, the 2012 Senior notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ending December 31,	2008 Term Loan	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	Total
2013	$63.8	$—	$—	$—	$—	$63.8
2014	—	—	—	—	—	—
2015	—	300.0	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	—	300.0	—	—	300.0
Thereafter	—		—	500.0	500.0	1,000.0

Total	$63.8	$300.0	$300.0	$500.0	$500.0	$1,663.8

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

MOODY’S 2012 10-K	103

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2012		2011	2010
Income		$5.2	$5.3	$3.1
Expense on borrowings		(73.8)	(65.5)	(52.2)
UTBs and other tax related interest		0.4	(8.7)	(7.7)
Legacy Tax (a)		4.4	3.7	2.5
Interest capitalized		—	3.1	1.8

Total		$(63.8)	$(62.1)	$(52.5)

Interest paid (b)	$94.4		$67.2	$44.0

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 17 to the consolidated financial statements.

(b)	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 5.

At December 31, 2012, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2012 Indenture, the 2010 Indenture and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2012, there are no such cross defaults.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which is carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2012 and 2011 is as follows:

	December 31, 2012		December 31, 2011

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$313.8	$326.1	$311.5	$316.5
Series 2007-1 Notes	300.0	348.3	300.0	332.7
2010 Senior Notes	497.4	562.8	497.3	534.1
2012 Senior Notes	496.2	528.8	—	—
2008 Term Loan	63.8	63.8	135.0	135.0

Total	$1,671.2	$1,829.8	$1,243.8	$1,318.3

*	The carrying amount includes a $13.8 million and $11.5 million fair value adjustment on an interest rate hedge at December 31, 2012 and 2011, respectively.

The fair value of the Company’s long-term debt is estimated using discounted cash flows based on prevailing interest rates available to the Company for borrowings with similar maturities.

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

104	MOODY’S 2012 10-K

remaining authorization. On February 12, 2013, the Board authorized a new $1 billion share repurchase program which will commence following the completion of the existing program. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

During 2012, Moody’s repurchased 4.8 million shares of its common stock under the aforementioned July 30, 2007 authorization, and issued 6.0 million shares under employee stock-based compensation plans.

Dividends

During the years ended December 31, 2012, 2011 and 2010, the Company paid dividends of:

	Dividends Paid Per Share
	Year ended December 31,

	2012	2011	2010
First quarter	$0.16	$0.115	$0.105
Second quarter	0.16	0.14	0.105
Third quarter	0.16	0.14	0.105
Fourth quarter	0.16	0.14	0.105

Total	$0.64	$0.535	$0.42

On December 11, 2012, the Board of the Company approved the declaration of a quarterly dividend of $0.20 per share of Moody’s common stock, payable on March 11, 2013 to shareholders of record at the close of business on February 20, 2013. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

NOTE 16	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 15 years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next six years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was $75.8 million, $73.1 million and $70.9 million, respectively.

The minimum rent for operating leases that have remaining or original non-cancelable lease terms in excess of one year at December 31, 2012 is as follows:

Year Ending December 31,	Operating Leases
2013	$80.7
2014	69.9
2015	62.3
2016	55.0
2017	52.7
Thereafter	494.8

Total minimum lease payments	$815.4

On October 20, 2006, the Company entered into a 21-year operating lease agreement to occupy 15 floors of an office building at 7WTC which includes a total of 20 years of renewal options. On March 28, 2007 the 7WTC lease agreement was amended for the Company to lease an additional two floors for a term of 20 years. The total base rent for the entire lease term, including rent credits, for the 7WTC lease is approximately $642 million. As of December 31, 2012, the company has a remaining obligation of $509.2 million.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. As of December 31, 2012, the Company has a remaining obligation of $201.0 million. In addition to the base rent payments the Company is obligated to pay certain customary amounts for its share of operating expenses and tax obligation.

MOODY’S 2012 10-K	105

NOTE 17	CONTINGENCIES

From time to time, Moody’s is involved in legal and tax proceedings, governmental investigations and inquiries, claims and litigation that are incidental to the Company’s business, including claims based on ratings assigned by MIS. Moody’s is also subject to ongoing tax audits in the normal course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. Moody’s discloses material pending legal proceedings pursuant to SEC rules and other pending matters as it may determine to be appropriate.

Following events in the global credit markets over the last several years, including in the U.S. subprime residential mortgage sector, MIS and other credit rating agencies are the subject of intense scrutiny, increased regulation, ongoing inquiry and governmental investigations, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other domestic and foreign governmental authorities and is responding to such investigations and inquiries.

In addition, the Company is facing litigation from market participants relating to the performance of MIS rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased following the events in the U.S. subprime residential mortgage sector and global credit markets more broadly over the last several years.

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. Oral argument on the motion for summary judgment is scheduled for April 2013.

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action relates to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and seeks, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants is that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, is scheduled for May 2013. Based on plaintiffs’ most recent litigation disclosures, the August 2012 dismissal of certain claims noted above, the reinstatement of certain

106	MOODY’S 2012 10-K

of those claims in November 2012, and the dismissal of an additional plaintiff’s claims in February 2013, the total alleged compensatory damages against all defendants are approximately $638 million, consisting of alleged lost principal and lost interest, plus statutory interest, except that approximately $14.5 million of those claimed damages are not being sought from Moody’s.

In October 2009, plaintiffs King County, Washington and Iowa Student Loan Liquidity Corporation each filed substantially identical putative class actions in the Southern District of New York against two subsidiaries of the Company and several other defendants, including two other rating agencies and IKB Deutsche Industriebank AG. These actions arise out of investments in securities issued by a structured investment vehicle called Rhinebridge plc (the “Rhinebridge SIV”) and seek, among other things, compensatory and punitive damages. Each complaint asserted a claim for common law fraud against the rating agency defendants, alleging, among other things, that the credit ratings assigned to the securities issued by the Rhinebridge SIV were false and misleading. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. In April 2010, the court denied the rating agency defendants’ motion to dismiss. In June 2010, the court consolidated the two cases and the plaintiffs filed an amended complaint that, among other things, added Morgan Stanley & Co. as a defendant. In January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim and a claim for aiding and abetting fraud; on September 28, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. Plaintiffs have not sought class certification. On September 7, 2012 the rating agencies filed a motion for summary judgment dismissing the remaining claims against them. On January 3, 2013, the Court issued an order dismissing the claim for aiding and abetting fraud against the rating agencies but allowing the claim for fraud to proceed to trial. It is expected that a trial date will be set with respect to the fraud claim against the rating agencies and a claim for aiding and abetting fraud against Morgan Stanley. In the course of the proceedings, the two plaintiffs have asserted that their total compensatory damages against all defendants, consisting of alleged lost principal and lost interest, plus statutory interest, equal approximately $70 million. In June 2012, defendants IKB Deutsche Industriebank AG and IKB Credit Asset Management GmbH informed the court that they had executed a confidential settlement agreement with the plaintiffs.

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2012, Moody’s has recorded liabilities for Legacy Tax Matters totaling $39.2 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. In August 2012, New D&B effectively settled examinations for the 2005 and 2006 tax years. As a result, in the third quarter of 2012, Moody’s recorded a reduction of accrued interest expense of $4.4 million ($2.6 million, net of tax) and an increase in other non-operating income of $12.8 million, relating to amounts due to New D&B. As of December 31, 2012, Moody’s liability with respect to this matter totaled $37.1 million.

MOODY’S 2012 10-K	107

Additionally, in April 2011, Moody’s received a refund of $0.9 million ($0.6 million, net of tax) for interest assessed related to pre-spinoff tax years.

In 2005, settlement agreements were executed with the IRS with respect to certain Legacy Tax Matters related to the years 1989-1990 and 1993-1996. With respect to these settlements, Moody’s and New D&B believed that IMS Health and NMR did not pay their full share of the liability to the IRS under the terms of the applicable separation agreements between the parties. Moody’s and New D&B subsequently paid these amounts to the IRS and commenced arbitration proceedings against IMS Health and NMR to resolve this dispute. Pursuant to these arbitration proceedings, the Company received $10.8 million ($6.5 million as a reduction of interest expense and $4.3 million as a reduction of tax expense) in 2009. The aforementioned settlement payment resulted in net income benefits of $8.2 million in 2009. The Company carries a $2.1 million liability for this matter.

NOTE 18	SEGMENT INFORMATION

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) an immaterial operating segment that provides fixed income pricing services in the Asia-Pacific region. This aforementioned immaterial operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business—corporate finance, structured finance, financial institutions and public, project and infrastructure finance—that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS (formerly named RMS) and PS. Additionally, in the first quarter of 2012, a division within the PS LOB which provided various financial modeling services was transferred to the ERS LOB. Accordingly, the revenue for prior years by LOB for MA has been reclassified to reflect the transfer of this division.

In the fourth quarter of 2011, subsidiaries of the Company acquired Copal and B&H. Copal is an outsourced research and consulting business. B&H is a provider of insurance risk management tools. B&H and Copal are part of the MA segment and their revenue is included in the ERS and PS LOBs within MA, respectively.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to produce these products and services. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. Beginning on January 1, 2012, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the year ended December 31, 2012 and accordingly, the segment results for the years ended December 31, 2011 and 2010 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment revenue/expense.

108	MOODY’S 2012 10-K

FINANCIAL INFORMATION BY SEGMENT:

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment.

	Year Ended December 31,

	2012				2011

	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,958.3	$855.3	$(83.3)	$2,730.3	$1,634.7	$722.4	$(76.4)	$2,280.7
Operating, SG&A	967.1	663.4	(83.3)	1,547.2	833.6	555.9	(76.4)	1,313.1

Adjusted Operating Income	991.2	191.9	—	1,183.1	801.1	166.5	—	967.6

Depreciation and amortization	44.3	49.2	—	93.5	41.3	37.9	—	79.2
Goodwill impairment charge	—	12.2		12.2	—	—	—	—

Operating income	$946.9	$130.5	$—	$1,077.4	$759.8	$128.6	$—	$888.4

	Year Ended December 31,
	2010

	MIS	MA	Eliminations	Consolidated
Revenue	$1,466.3	$636.3	$(70.6)	$2,032.0
Operating, SG&A	783.9	479.5	(70.6)	1,192.8

Adjusted Operating Income	682.4	156.8	-	839.2

Depreciation and amortization	35.2	31.1	-	66.3
Restructuring	—	0.1	-	0.1

Operating income	$647.2	$125.6	$-	$772.8

MIS AND MA REVENUE BY LINE OF BUSINESS

The tables below present revenue by LOB:

	Year Ended December 31,

	2012	2011	2010
MIS:
Corporate finance (CFG)	$857.6	$652.1	$563.9
Structured finance (SFG)	381.0	344.6	290.8
Financial institutions (FIG)	325.5	294.9	278.7
Public, project and infrastructure finance (PPIF)	322.7	277.3	271.6

Total external revenue	1,886.8	1,568.9	1,405.0
Intersegment royalty	71.5	65.8	61.3

Total	1,958.3	1,634.7	1,466.3

MA:
Research, data and analytics (RD&A)	491.0	451.3	425.0
Enterprise Risk Solutions (ERS)	242.6	196.1	180.7
Professional services (PS)	109.9	64.4	21.3

Total external revenue	843.5	711.8	627.0
Intersegment revenue	11.8	10.6	9.3

Total	855.3	722.4	636.3

Eliminations	(83.3)	(76.4)	(70.6)

Total MCO	$2,730.3	$2,280.7	$2,032.0

MOODY’S 2012 10-K	109

CONSOLIDATED REVENUE INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,

	2012	2011	2010
Revenue:
U.S.	$1,464.1	$1,177.0	$1,089.5

International:
EMEA	820.7	708.4	627.4
Other	445.5	395.3	315.1

Total International	1,266.2	1,103.7	942.5

Total	$2,730.3	$2,280.7	$2,032.0

Long-lived assets at December 31:
United States	$498.4	$495.8	$476.5
International	672.3	727.5	477.1

Total	$1,170.7	$1,223.3	$953.6

TOTAL ASSETS BY SEGMENT

	December 31, 2012				December 31, 2011
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$884.9	$1,386.7	$1,689.3	$3,960.9	$725.9	$1,289.7	$860.5	$2,876.1

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred tax assets.

NOTE 19	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized and also represents an estimate for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating losses for which realization is uncertain. Below is a summary of activity for both allowances:

Year Ended December 31,	Balance at Beginning of the Year	Additions	Write-offs and Adjustments	Balance at End of the Year
2012
Accounts receivable allowance	$(28.0)	$(44.3)	$43.2	$(29.1)
Deferred tax assets – valuation allowance	$(13.9)	$(3.1)	$1.8	$(15.2)
2011
Accounts receivable allowance	$(33.0)	$(40.6)	$45.6	$(28.0)
Deferred tax assets – valuation allowance	$(12.8)	$(4.0)	$2.9	$(13.9)
2010
Accounts receivable allowance	$(24.6)	$(46.5)	$38.1	$(33.0)
Deferred tax assets – valuation allowance	$(4.5)	$(8.8)	$0.5	$(12.8)

110	MOODY’S 2012 10-K

NOTE 20	OTHER NON-OPERATING INCOME (EXPENSE), NET

The following table summarizes the components of other non-operating income (expense), net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
FX gain (loss)	$(5.9)	$2.6	$(5.1)
Legacy Tax (a)	12.8	6.4	—
Joint venture income	4.8	6.8	2.8
Other	(1.3)	(2.3)	(3.6)

Total	$10.4	$13.5	$(5.9)

(a)	The 2012 amount represents a reversal of a liability relating to the favorable resolution of a Legacy tax Matter for the 2005 and 2006 tax years. The 2011 amounts represent a reversal of a liability relating to the lapse of the statute of limitations for a 2004 Legacy Tax Matter.

NOTE 21	RELATED PARTY TRANSACTIONS

Moody’s Corporation made grants of $10 million to The Moody’s Foundation during the year ended December 31, 2012. Grants of $5 million and $4.4 million were made during the years ended December 31, 2011 and 2010, respectively. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the board of the Foundation.

NOTE 22	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

(amounts in millions, except EPS)	March 31	June 30	September 30	December 31
2012
Revenue	$646.8	$640.8	$688.5	$754.2
Operating Income	$269.0	$278.5	$269.7	$260.2
Net income attributable to Moody’s	$173.5	$172.5	$183.9	$160.1
EPS:
Basic	$0.78	$0.77	$0.83	$0.72
Diluted	$0.76	$0.76	$0.81	$0.70
2011
Revenue	$577.1	$605.2	$531.3	$567.1
Operating income	$250.1	$270.1	$196.1	$172.1
Net income attributable to Moody’s	$155.5	$189.0	$130.7	$96.2
EPS:
Basic	$0.68	$0.83	$0.58	$0.43
Diluted	$0.67	$0.82	$0.57	$0.43

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

There was a $12.2 million non-tax deductible goodwill impairment charge in the fourth quarter of 2012 relating to the Company’s FTSC reporting unit. Additionally, the quarterly financial data includes a $12.8 million and $7.0 million benefit to net income related to the resolution of Legacy Tax Matters for the three months ended September 30, 2012 and June 30, 2011, respectively. Also, there was a tax benefit of approximately $14 million during the three months ended June 30, 2011 resulting from a foreign tax ruling and a tax benefit of approximately $7 million in the three months ended September 30, 2011 resulting from the settlement of state tax audits.

NOTE 23	SUBSEQUENT EVENT

On February 12, 2013, the Board authorized a new $1 billion share repurchase program. The Company expects to commence repurchases under the new program following the completion of its existing share repurchase program.

MOODY’S 2012 10-K	111

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

112	MOODY’S 2012 10-K

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 16, 2013, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2012, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

Audit Fees

The aggregate fees for professional services rendered for (i) the integrated audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, (ii) the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and (iii) statutory audits of subsidiaries, were approximately $2.4 and $2.3 million in 2012 and 2011, respectively. These fees included amounts accrued but not billed of $1.6 million and $1.3 million in the years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

The aggregate fees billed for audit-related services rendered to the Company were approximately $0.1 million in both of the years ended December 31, 2012 and 2011. Such services included employee benefit plan audits.

Tax Fees

The aggregate fees billed for professional services rendered for tax services rendered by the auditors for the years ended December 31, 2012 and 2011 were approximately $0.1 million and $0, respectively.

All Other Fees

The aggregate fees billed for all other services rendered to the Company by KPMG LLP for the years ended December 31, 2012 and 2011 were approximately $0 and $0, respectively.

MOODY’S 2012 10-K	113

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 62, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 116-119 of this Form 10-K.

114	MOODY’S 2012 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By:	/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.,

President and Chief Executive Officer

(principal executive officer)

/s/ LINDA S. HUBER

Linda S. Huber,

Executive Vice President and Chief Financial Officer

(principal financial officer)

/s/ JOSEPH MCCABE

Joseph McCabe,

Senior Vice President—Corporate Controller

(principal accounting officer)

/s/ BASIL L. ANDERSON

Basil L. Anderson,

Director

/s/ JORGE A. BERMUDEZ

Jorge A. Bermudez,

Director

/s/ DARRELL DUFFIE

Darrell Duffie,

Director

/s/ ROBERT R. GLAUBER

Robert R. Glauber,

Director

/s/ KATHRYN M. HILL

Kathryn M. Hill,

Director

/s/ EWALD KIST

Ewald Kist,

Director

/s/ HENRY A. MCKINNELL, Jr.

Henry A. McKinnell, Jr. Ph.D.,

Chairman

/s/ JOHN K. WULFF

John K. Wulff,

Director

Date: February 25, 2013

MOODY’S 2012 10-K	115

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER

3	Articles Of Incorporation And By-laws

	.1	Restated Certificate of Incorporation of the Registrant dated June 15, 1998, as amended effective June 30, 1998, as amended effective October 1, 2000, and as further amended effective April 26, 2005 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000, and Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2005)

	.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 29, 2012)

4	Instruments Defining The Rights Of Security Holders, Including Indentures

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Note Purchase Agreement, dated as of September 30, 2005, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 4.98% Series 2005-1 Senior Unsecured Note due 2015 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 5, 2005).

	.3	Note Purchase Agreement, dated as of September 7, 2007, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 6.06% Series 2007-1 Senior Unsecured Note due 2017 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 13, 2007)

	.4	Five-Year Credit Agreement dated as of April 18, 2012, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and RBS Citizens, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 24, 2012)

	.5	Five-Year Credit Agreement, dated as of May 7, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, Bank of China and Fifth Third Bank, as co-syndication agents, Barclays Commercial Bank, as documentation agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Commerce Bank, N.A., as co-agents, J.P. Morgan Securities, Inc., as lead arranger and bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.6	Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.7	Supplemental Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 5.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.8	Second Supplemental Indenture, dated as of August 20, 2012, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012)

10	Material Contracts

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.3†	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

116	MOODY’S 2012 10-K

S-K EXHIBIT NUMBER

	.4†	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended and restated on April 23, 2001; amended October 23, 2006 and December 15, 2008) (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.5†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.7†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 26, 2007)

	.8	Form of Separation Agreement and General Release used by the Registrant with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2007)

	.9	Commercial Paper Dealer Agreement, dated as of October 3, 2007, between Moody’s Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 9, 2007)

	.10	Commercial Paper Dealer Agreement, dated as of October 3, 2007, between Moody’s Corporation and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 9, 2007)

	.11	Commercial Paper Dealer Agreement, dated as of October 3, 2007, between Moody’s Corporation and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 9, 2007)

	.12	Issuing and Paying Agency Agreement, dated as of September 28, 2007, between Moody’s Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2007)

	.13†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 26, 2010)

	.14	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.15	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.16	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.17†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.18†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.19†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on December 15, 2009) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 26, 2010)

MOODY’S 2012 10-K	117

S-K EXHIBIT NUMBER

	.20†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.21†	Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2006)

	.22	Agreement of Lease, dated September 7, 2006, between Moody’s Corporation and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2006)

	.23	Agreement for Lease, dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited and CW Leasing DS7F Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.24	Agreement for Lease, dated February 6, 2008, among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.25	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

	.26	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.27†	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.28†	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.29†	Moody’s Corporation Retirement Account, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.30†	First Amendment to the Moody’s Corporation Retirement Account (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 2, 2010)

	.31†	Second Amendment to the Moody’s Corporation Retirement Account (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 2, 2010)

	.32†	Third Amendment to the Moody’s Corporation Retirement Account (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 25, 2011)

	.33†	Fourth Amendment to the Moody’s Corporation Retirement Account (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2012)

	.34†*	Fifth Amendment to the Moody’s Corporation Retirement Account

	.35†	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2010) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 3, 2011)

	.36†	First Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2010) (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2012)

	.37†	Second Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2010) (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2012)

118	MOODY’S 2012 10-K

S-K EXHIBIT NUMBER

	.38†	Third Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2010) (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2012)

	.39†*	Fourth Amendment to the Profit Participation Plan of Moody’s Corporation

	.40†*	Fifth Amendment to the Profit Participation Plan of Moody’s Corporation

	.41†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.42†*	First Amendment to the Moody’s Corporation Career Transition Plan

	.43†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.44†	Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 4, 2008)

	.45†	Moody’s Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 20, 2010)

	.46†	Form of Performance Share Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 28, 2011)

21*		SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of December 31, 2012

23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	.1*	Consent of KPMG LLP

31		CERTIFICATIONS 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

101		XBRL Related Documents

	101.DEF*	XBRL Definitions Linkbase Document

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Management contract of compensatory plan or arrangement

MOODY’S 2012 10-K	119