Form 10-Q
period 2013-03-31
MOODYS CORP /DE/
filed 2013-05-03
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2013
Common Stock, par value $0.01 per share	222.9 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Operating margin excluding depreciation and amortization

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligation

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

CP	Commercial paper

CP Program	The Company’s commercial paper program entered into on October 3, 2007

TERM	DEFINITION

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA (formerly RMS); which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance minister and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

TERM	DEFINITION

G-20	The G-20 is an informal forum of industrial and emerging-market countries who comment on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and ECB

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, 2010 Senior Notes and 2012 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B Business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

TERM	DEFINITION

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

RMBS	Residential mortgage-backed security; part of SFG

Retirement Plans	Moody’s funded and unfunded pension plans, the retirement healthcare plans and retirement life insurance plans

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

TERM	DEFINITION

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$731.8	$646.8

Expenses
Operating	200.8	185.5
Selling, general and administrative	227.0	168.8
Depreciation and amortization	23.6	23.5

Total expenses	451.4	377.8

Operating income	280.4	269.0

Non-operating (expense) income, net
Interest income (expense), net	(22.0)	(10.3)
Other non-operating income (expense), net	8.8	(0.1)

Total non-operating (expense) income, net	(13.2)	(10.4)

Income before provisions for income taxes	267.2	258.6
Provision for income taxes	76.1	83.1

Net income	191.1	175.5
Less: Net income attributable to noncontrolling interests	2.7	2.0

Net income attributable to Moody’s	$188.4	$173.5

Earnings per share attributable to Moody’s common shareholders
Basic	$0.84	$0.78

Diluted	$0.83	$0.76

Weighted average number of shares outstanding
Basic	223.3	223.4

Diluted	227.2	227.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31, 2013
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$191.1

Other comprehensive loss:
Foreign currency translation adjustments	$(59.8)	$—	(59.8)

Cash flow and net investment hedges, net of tax:
Net unrealized gain on cash flow and net investment hedges	1.4	(0.6)	0.8
Reclassification of losses included in net income	0.6	(0.2)	0.4

Pension and Other Retirement Benefits, net of tax:
Amortization of actuarial losses and prior service costs included in net income	3.1	(1.2)	1.9

Total other comprehensive loss	$(54.7)	$(2.0)	(56.7)

Comprehensive income			134.4
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			2.7

Comprehensive income attributable to Moody’s			$131.7

	Three Months Ended March 31, 2012
	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$175.5

Other comprehensive income:
Foreign currency translation adjustments	$28.6	$—	28.6

Cash flow and net investment hedges, net of tax:
Net unrealized losses on cash flow and net investment hedges	(0.2)	0.1	(0.1)
Reclassification of losses included in net income	1.0	(0.4)	0.6

Pension and Other Retirement Benefits, net of tax:
Amortization of actuarial losses and prior service costs included in net income	2.8	(1.1)	1.7

Total other comprehensive income	$32.2	$(1.4)	30.8

Comprehensive income			206.3
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			4.0

Comprehensive income attributable to Moody’s			$202.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$1,758.0	$1,755.4
Short-term investments	11.6	17.9
Accounts receivable, net of allowances of $30.2 in 2013 and $29.1 in 2012	637.2	621.8
Deferred tax assets, net	32.1	38.7
Other current assets	81.4	91.9

Total current assets	2,520.3	2,525.7
Property and equipment, net of accumulated depreciation of $328.1 in 2013 and $314.3 in 2012	296.1	307.1
Goodwill	623.8	637.1
Intangible assets, net	212.7	226.5
Deferred tax assets, net	158.2	168.5
Other assets	100.1	96.0

Total assets	$3,911.2	$3,960.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$355.1	$555.3
Current portion of long-term debt	31.9	63.8
Deferred revenue	626.4	545.8

Total current liabilities	1,013.4	1,164.9
Non-current portion of deferred revenue	102.8	94.9
Long-term debt	1,610.2	1,607.4
Deferred tax liabilities, net	55.9	58.1
Unrecognized tax benefits	167.2	156.6
Other liabilities	421.5	410.1

Total liabilities	3,371.0	3,492.0
Contingencies (Note 13)
Redeemable noncontrolling interest	75.3	72.3

Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2013 and December 31, 2012, respectively.	3.4	3.4
Capital surplus	342.8	365.1
Retained earnings	4,902.2	4,713.3
Treasury stock, at cost; 119,996,135 and 119,650,254 shares of common stock at March 31, 2013 and December 31, 2012, respectively	(4,652.5)	(4,614.5)
Accumulated other comprehensive loss	(138.8)	(82.1)

Total Moody’s shareholders’ equity	457.1	385.2
Noncontrolling interests	7.8	11.4

Total shareholders’ equity	464.9	396.6

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,911.2	$3,960.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$191.1	$175.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	23.6	23.5
Stock-based compensation expense	17.2	15.0
Deferred income taxes	13.1	48.2
Excess tax benefits from stock-based compensation plans	(16.1)	(8.6)
Changes in assets and liabilities:
Accounts receivable	(25.0)	(96.0)
Other current assets	12.0	10.0
Other assets	(2.0)	(1.6)
Accounts payable and accrued liabilities	(139.6)	(105.7)
Deferred revenue	97.1	84.2
Unrecognized tax benefits and other non-current tax liabilities	10.7	(83.0)
Other liabilities	20.5	0.5

Net cash provided by operating activities	202.6	62.0

Cash flows from investing activities
Capital additions	(8.6)	(15.3)
Purchases of short-term investments	(5.6)	(13.0)
Sales and maturities of short-term investments	11.4	14.7

Net cash used in investing activities	(2.8)	(13.6)

Cash flows from financing activities
Repayments of notes	(31.9)	(3.8)
Net proceeds from stock-based compensation plans	1.7	27.6
Cost of treasury shares repurchased	(91.3)	—
Excess tax benefits from settlement of stock-based compensation plans	16.1	8.6
Payment of dividends	(44.5)	(35.7)
Payment of dividends to noncontrolling interests	(6.1)	(3.7)

Net cash used in financing activities	(156.0)	(7.0)
Effect of exchange rate changes on cash and cash equivalents	(41.2)	13.3

Net increase in cash and cash equivalents	2.6	54.7
Cash and cash equivalents, beginning of the period	1,755.4	760.0

Cash and cash equivalents, end of the period	$1,758.0	$814.7

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

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. It also provides fixed income pricing in the Asia-Pacific region. Within its Enterprise Risk Solutions business, MA provides software solutions as well as related risk management services. The Professional Services business provides outsourced research and analytical services along with financial training and certification programs.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2012 annual report on Form 10-K filed with the SEC on February 26, 2013. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Stock-based compensation cost	$17.2	$15.0
Tax benefit	$6.2	$5.4

During the first three months of 2013, the Company granted 0.5 million employee stock options, which had a weighted average grant date fair value of $17.58 per share based on the Black-Scholes option-pricing model. The Company also granted 1.3 million shares of restricted stock in the first three months of 2013, which had a weighted average grant date fair value of $46.48 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.3 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $44.07 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2013:

Expected dividend yield	1.72%
Expected stock volatility	43%
Risk-free interest rate	1.53%
Expected holding period	7.2 years
Grant date fair value	$17.58

Unrecognized compensation expense at March 31, 2013 was $17.6 million and $106.9 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.5 years and 1.9 years, respectively. Additionally, there was $24.1 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises and restricted stock and performance-based awards vesting:

	Three Months Ended March 31,
Stock option exercises:	2013	2012
Proceeds from stock option exercises	$31.4	$39.8
Aggregate intrinsic value	$21.8	$23.6
Tax benefit realized upon exercise	$7.7	$9.0

	Three Months Ended March 31,
Restricted stock vesting:	2013	2012
Fair value of shares vested	$53.8	$36.1
Tax benefit realized upon vesting	$19.1	$12.8

	Three Months Ended March 31,
Performance-based awards vesting:	2013	2012
Fair value of shares vested	$25.5	$—
Tax benefit realized upon vesting	$9.7	$—

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 28.5% and 32.1% for the three months ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate compared to the first quarter of 2012 was primarily related to the tax benefit on litigation settlements, which are more fully discussed in Note 13, as well as tax legislation passed in the first quarter of 2013 which retroactively extended certain favorable tax benefits to the 2012 tax year.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an overall increase in its UTPs of $10.6 million ($8.3 million net of federal tax benefit) during the first quarter of 2013.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its 2011 return remains open to examination. The Company’s New York State and New York City income tax returns for 2011 remain open to examination. Income tax filings in the U.K. for 2007 through 2010 are under examination and 2011 remains open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2013	2012
Income taxes paid*	$77.8	$114.1

*	Includes approximately $92 million in payments for tax audit settlements in the first quarter of 2012.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,
	2013	2012
Basic	223.3	223.4
Dilutive effect of shares issuable under stock-based compensation plans	3.9	4.0

Diluted	227.2	227.4

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable stock awards which are excluded from the table above	4.9	7.0

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2013 and 2012. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were two months to eleven months and one month to eleven months as of March 31, 2013 and December 31, 2012, respectively. Interest and dividends are recorded into income when earned.

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

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest income (expense), net, in the Company’s consolidated statement of operations.

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

Foreign Exchange Forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the subsidiary’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through June 2013.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2013	December 31, 2012
Notional amount of currency pair:
Contracts to purchase USD with euros	$37.7	$34.3
Contracts to sell USD for euros	$60.4	$48.4
Contracts to purchase USD with GBP	$—	$2.1
Contracts to sell USD for GBP	$11.4	$1.7
Contracts to purchase USD with other foreign currencies	$7.5	$6.7
Contracts to sell USD for other foreign currencies	$4.6	$5.1
Contracts to purchase euros with other foreign currencies	€14.1	€14.4
Contracts to purchase euros with GBP	€6.6	€—
Contracts to sell euros for GBP	€23.1	€8.9

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in the fair value for the hedge is recorded in the currency translation adjustment component of AOCI. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations. These outstanding contracts expire in June 2013.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	March 31,	December 31,
	2013	2012
Notional amount of currency pair:
Contracts to sell euros for USD	€50.0	€50.0

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$16.3	$13.8

Total derivatives designated as accounting hedges		16.3	13.8
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	2.7	1.4

Total assets		$19.0	$15.2

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$0.1	$0.7
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	1.4	1.0

Total derivatives designated as accounting hedges		1.5	1.7
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.9	0.7

Total liabilities		$2.4	$2.4

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedges:

		Amount of Gain (Loss) Recognized in the consolidated statements of operations
		Three Months Ended March 31,
Derivatives designated as accounting hedges	Location on Income Statement	2013	2012
Interest rate swaps	Interest income(expense), net	$1.1	$0.8

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating income (expense), net	$(1.1)	$1.0

The following table provides information on gains/(losses) on the Company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	—	(0.1)	Interest Expense	(0.4)	(0.6)	N/A	—	—

Total	$—	$(0.1)		$(0.4)	$(0.6)		$—	$—

All gains and losses on interest rate swaps designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into interest income (expense), net as the underlying transaction is recognized.

The following table provides information on gains/(losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012		2013	2012
FX forwards	$0.8	$—	N/A	$—	$—	N/A	$—	$—

Total	$0.8	$—		$—	$—		$—	$—

All gains and losses on derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Unrecognized Losses, net of tax
	March 31, 2013	December 31, 2012
FX forwards on net investment hedges	$(1.4)	$(2.2)
Interest rate swaps (1)	(0.3)	(0.7)

Total	$(1.7)	$(2.9)

(1)

The unrecognized hedge losses relating to the cash flow hedges on the 2008 Term Loan are expected to be reclassified into earnings within the next two months as the underlying hedge ends with the full repayment of the Term Loan in May of 2013.

NOTE 7. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2013			Year Ended December 31, 2012
	MIS	MA	Consolidated	MIS	MA	Consolidated
Balance at beginning of year:
Goodwill	$11.5	$637.8	$649.3	$11.0	$631.9	$642.9
Accumulated impairment charge	—	(12.2)	(12.2)	—	—	—

Total balance at beginning of year	11.5	$625.6	$637.1	$11.0	$631.9	$642.9

Additions/adjustments	—	—	—	—	(4.4)	(4.4)
Impairment charge	—	—	—	—	(12.2)	(12.2)
Foreign currency translation adjustments	(0.4)	(12.9)	(13.3)	0.5	10.3	10.8

Ending balance:
Goodwill	11.1	624.9	636.0	11.5	637.8	649.3
Accumulated impairment charge	—	(12.2)	(12.2)	—	(12.2)	(12.2)

Total	$11.1	612.7	623.8	11.5	625.6	637.1

The 2012 additions/adjustments for the MA segment in the table above relate to the acquisitions of Copal and B&H in the fourth quarter of 2011.

The 2012 impairment charge in the table above relates to goodwill in the FSTC reporting unit within MA. The Company evaluates its goodwill for potential impairment annually on July 31 or more frequently if impairment indicators arise throughout the year. Projected operating results for the FSTC reporting unit at December 31, 2012 were lower than projections utilized for the annual impairment analysis performed at July 31, 2012 reflecting a contraction in spending for training and certification services for many individuals and global financial institutions amidst macroeconomic uncertainties. Based on this trend and overall macroeconomic uncertainties at the time, the Company lowered its cash flow forecasts for this reporting unit in the fourth quarter of 2012. Accordingly, the Company performed another goodwill impairment assessment as of December 31, 2012 which resulted in an impairment charge of $12.2 million. The fair value of the FSTC reporting unit utilized in the impairment assessment was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. There were no impairments to goodwill in the three months ended March 31, 2013 and 2012. However, a failure of the FSTC reporting unit to meet its financial projections could result in further goodwill impairment.

Acquired intangible assets and related amortization consisted of:

	March 31, 2013	December 31, 2012
Customer relationships	$214.2	$219.6
Accumulated amortization	(76.6)	(74.0)

Net customer relationships	137.6	145.6

Trade secrets	31.3	31.4
Accumulated amortization	(16.6)	(16.0)

Net trade secrets	14.7	15.4

Software	67.4	73.2
Accumulated amortization	(31.5)	(33.7)

Net software	35.9	39.5

Trade names	28.0	28.3
Accumulated amortization	(10.6)	(10.3)

Net trade names	17.4	18.0

Other	24.3	24.9
Accumulated amortization	(17.2)	(16.9)

Net other	7.1	8.0

Total acquired intangible assets, net	$212.7	$226.5

Other intangible assets primarily consist of databases and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2013	2012
Amortization expense	$7.1	$7.3

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2013 (after March 31,)	$20.5
2014	22.3
2015	21.0
2016	19.7
2017	15.0
Thereafter	114.2

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three months ended March 31, 2013 and 2012.

NOTE 8. FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

		Fair Value Measurement as of March 31, 2013
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$19.0	$—	$19.0	$—

	Total	$19.0	$—	$19.0	$—

Liabilities:
	Derivatives (a)	$2.4	$—	$2.4	$—
	Contingent consideration arising from acquisitions (b)	13.4	—	—	13.4

	Total	$15.8	$—	$2.4	$13.4

		Fair Value Measurement as of December 31, 2012
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$15.2	$—	$15.2	$—

	Total	$15.2	$—	$15.2	$—

Liabilities:
	Derivatives (a)	$2.4	$—	$2.4	$—
	Contingent consideration arising from acquisitions (b)	9.0	—	—	9.0

	Total	$11.4	$—	$2.4	$9.0

(a)

Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non-U.S. dollar net investments in certain foreign subsidiaries as more fully described in Note 6 to the financial statements

(b)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Three Months Ended March 31,
	2013	2012
Balance as of January 1	$9.0	$9.1
Purchases	—	—
Issuances	—	—
Settlements	—	(0.5)
Total losses (realized and unrealized):
Included in earnings	4.5	0.1
Included in other comprehensive income	—	—
Transfer in and/or out of Level 3	—	—
Foreign currency translation adjustments	(0.1)	0.3

Balance as of March 31	$13.4	$9.0

The losses included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statements of operations. These losses relate to contingent consideration obligations outstanding at March 31, 2013.

Of the $13.4 million in contingent consideration obligations as of March 31, 2013, $2.5 million is classified within accounts payable and accrued liabilities with the remaining $10.9 million classified in other liabilities within the Company’s consolidated balance sheet.

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

Contingent consideration:

At March 31, 2013, the Company has contingent consideration obligations related to the acquisitions of CSI and Copal which are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At March 31, 2013, the Company expects that this milestone will be reached by the aforementioned date.

There are several contingent consideration obligations relating to the acquisition of Copal. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the put/call option to acquire the remaining 33% ownership interest of Copal Partners Limited which the Company does not currently own, to revenue and EBITDA in Copal’s fiscal year ended March 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent consideration arrangement. Payments under this arrangement, if any, would be made upon the exercise of the aforementioned put/call option. Other contingent cash payments are based on the achievement of revenue targets for Copal’s fiscal year ended March 31, 2012 and 2013, with certain limits on the amount of revenue that can be applied to the calculation of these contingent payments. Each of these contingent payments has a maximum payout of $2.5 million. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for these obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date. The most significant unobservable input involved in the measurement of these obligations is the projected future financial results of the applicable Copal entities. Also, for the portion of the obligations which are dependent upon the exercise of the call/put option, the Company has utilized a Monte Carlo simulation model to estimate when the option will be exercised, thus triggering the payment of contingent consideration.

A significant increase or decrease in any of the aforementioned significant unobservable inputs related to the fair value measurement of the Company’s contingent consideration obligations would result in a significantly higher or lower reported fair value for these obligations.

NOTE 9. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2013	December 31, 2012
Other current assets:
Prepaid taxes	$19.2	$31.8
Prepaid expenses	46.7	47.3
Other	15.5	12.8

Total other current assets	$81.4	$91.9

	March 31, 2013	December 31, 2012
Other assets:
Investments in joint ventures	$40.0	$38.3
Deposits for real-estate leases	9.8	10.0
Other	50.3	47.7

Total other assets	$100.1	$96.0

	March 31, 2013	December 31, 2012
Accounts payable and accrued liabilities:
Salaries and benefits	$67.4	$79.2
Incentive compensation	31.0	162.6
Profit sharing contribution	—	12.6
Customer credits, advanced payments and advanced billings	19.6	21.5
Self-insurance and litigation settlement reserves	111.9	55.8
Dividends	2.5	47.7
Professional service fees	34.4	30.2
Interest accrued on debt	6.0	23.4
Accounts payable	16.1	14.3
Income taxes	5.9	56.1
Deferred rent-current portion	1.0	1.1
Pension and other retirement employee benefits	4.4	4.4
Other	54.9	46.4

Total accounts payable and accrued liabilities	$355.1	$555.3

	March 31, 2013	December 31, 2012
Other liabilities:
Pension and other retirement employee benefits	$219.1	$213.3
Deferred rent-non-current portion	106.8	110.2
Interest accrued on UTPs	12.5	10.6
Legacy and other tax matters	37.4	37.1
Other	45.7	38.9

Total other liabilities	$421.5	$410.1

Redeemable Noncontrolling Interest:

In connection with the acquisition of Copal, the Company and the non-controlling shareholders entered into a put/call option agreement whereby the Company has the option to purchase from the non-controlling shareholders and the non-controlling shareholders have the option to sell to the Company the remaining 33% ownership interest of Copal Partners Limited based on a strike price to be calculated on pre-determined formulas using a combination of revenue and EBITDA multiples when exercised. The value of the estimated put/call option strike price on the date of acquisition was based on a Monte Carlo simulation model. This model contemplated multiple scenarios which simulated certain of Copal’s revenue, EBITDA margins and equity values to estimate the present value of the expected strike price of the option. The option is subject to a minimum exercise price of $46 million. There is no limit as to the maximum amount of the strike price on the put/call option.

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
(in millions)	Redeemable Noncontrolling Interest

Balance January 1,	$72.3	$60.5
Adjustment due to right of offset for UTPs*	—	6.8
Net earnings	1.1	3.6
Dividends	(1.3)	(3.6)
FX translation	—	1.6
Adjustment to redemption value	3.2	3.4

Balance	$75.3	$72.3

*	Relates to an adjustment for the right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement is reduced by the amount of UTPs that the Company may be required to pay.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
(in millions)	Noncontrolling Interests

Balance January 1,	$11.4	$10.6
Net earnings	1.6	6.1
Dividends	(5.2)	(4.7)
FX translation	—	(0.6)

Balance	$7.8	$11.4

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended March 31,
	2013	2012
FX gain/(loss)	$7.4	$(1.5)
Joint venture income	1.7	2.0
Other	(0.3)	(0.6)

Total	$8.8	$(0.1)

Changes in the Company’s self-insurance reserves are as follows:

(in millions)	Three Months Ended March 31, 2013	Year Ended December 31, 2012

Beginning balance	$55.8	$27.1
Accruals (reversals), net	(15.3)	38.1
Payments	(5.3)	(9.4)

Ending balance*	$35.2	$55.8

*	These reserves primarily relate to legal defense costs for claims from prior years.

NOTE 10. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended March 31, 2013	Affected line in the consolidated statement of operations
Gains/(losses) on cash flow hedges
Interest rate swaps derivative contracts	$(0.6)	Interest income (expense),net

Income tax effect of item above	0.2	Provision for income taxes

Total gains (losses) on cash flow hedges	(0.4)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2.1)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.0)	SG&A expense

Total before income taxes	(3.1)
Income tax effect of item above	1.2	Provision for income taxes

Total pension and other retirement benefits	(1.9)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(2.3)

Changes in AOCI by component (net of tax) for the period ended March 31, 2013:

	Three Months Ended March 31, 2013
	Gains/(Losses) on Cash Flow and Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance December 31, 2012	$(2.9)	$(90.1)	$10.9	$(82.1)
Other comprehensive income/(loss) before reclassifications	0.8	—	(59.8)	(59.0)
Amounts reclassified from AOCI	0.4	1.9	—	2.3

Other comprehensive income/(loss)	1.2	1.9	(59.8)	(56.7)

Balance March 31, 2013	$(1.7)	$(88.2)	$(48.9)	$(138.8)

NOTE 11. PENSION AND OTHER RETIREMENT BENEFITS

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Retirement Plans
	2013	2012	2013	2012
Components of net periodic expense
Service cost	$5.2	$4.5	$0.4	$0.3
Interest cost	3.4	3.2	0.2	0.2
Expected return on plan assets	(3.3)	(3.1)	—	—
Amortization of net actuarial loss from earlier periods	2.8	2.5	0.1	0.1
Amortization of net prior service costs from earlier periods	0.2	0.2	—	—

Net periodic expense	$8.3	$7.3	$0.7	$0.6

The Company made payments of $0.9 million related to its unfunded U.S. DBPPs and $0.2 million to its U.S. other retirement plans, respectively, during the three months ended March 31, 2013. In April 2013, the Company made a contribution of $16.8 million to its funded pension plan and anticipates making additional payments of $2.7 million related to its unfunded U.S. DBPPs and $0.6 million to its U.S. Other Retirement Plans during the remainder of 2013.

NOTE 12. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2013	December 31, 2012
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $16.3 million at 2013 and $13.8 million at 2012	316.3	313.8
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.5 million in 2013 and $2.6 million in 2012	497.5	497.4
2012 Senior Notes, due 2022, net of unamortized discount of $3.6 million in 2013 and $3.8 million in 2012	496.4	496.2
2008 Term Loan, various payments through 2013	31.9	63.8

Total debt	1,642.1	1,671.2
Current portion	(31.9)	(63.8)

Total long-term debt	$1,610.2	$1,607.4

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at March 31, 2013 and December 31, 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	Total
2013 (after March 31,)	$31.9	$—	$—	$—	$—	$31.9
2014	—	—	—	—	—	—
2015	—	300.0	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	—	300.0	—	—	300.0
Thereafter	—	—	—	500.0	500.0	1,000.0

Total	$31.9	$300.0	$300.0	$500.0	$500.0	$1,631.9

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

At March 31, 2013, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2012 Senior Notes, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2013, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Income	$1.2	$1.3
Expense on borrowings	(21.0)	(16.4)
(Expense) income on UTPs and other tax related liabilities (a)	(2.2)	5.0
Capitalized	—	(0.2)

Total	$(22.0)	$(10.3)

(a)	The 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.

The following table shows the cash paid for interest:

	Three Months Ended March 31,
	2013	2012
Interest paid*	$45.6	$57.6

*	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 6.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$316.3	$321.2	$313.8	$326.1
Series 2007-1 Notes	300.0	339.0	300.0	348.3
2010 Senior Notes	497.5	542.9	497.4	562.8
2012 Senior Notes	496.4	507.7	496.2	528.8
2008 Term Loan	31.9	31.9	63.8	63.8

Total	$1,642.1	$1,742.7	$1,671.2	$1,829.8

*	The carrying amount includes a $16.3 million and $13.8 million fair value adjustment on an interest rate hedge at March 31, 2013 and December 31, 2012, respectively.

The fair value of the Company’s long-term debt is estimated using discounted cash flows with inputs based on prevailing interest rates available to the Company for borrowings with similar maturities.

NOTE 13. CONTINGENCIES

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

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. Oral arguments on the motion for summary judgment took place on April 9, 2013.

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and sought, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants was that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, was scheduled for May 2013. On April 24, 2013, pursuant to confidential settlement agreements, the 14 plaintiffs with claims that had been ordered to trial stipulated to the voluntary dismissal, with prejudice, of these claims as against all defendants, and the Court so ordered that stipulation on April 26, 2013. The settlement did not cover certain claims of two plaintiffs that were previously dismissed by the Court.

In October 2009, plaintiffs King County, Washington and Iowa Student Loan Liquidity Corporation each filed substantially identical putative class actions in the Southern District of New York against two subsidiaries of the Company and several other defendants, including two other rating agencies and IKB Deutsche Industriebank AG. These actions arose out of investments in securities issued by a structured investment vehicle called Rhinebridge Plc (the “Rhinebridge SIV”) and sought, among other things, compensatory and punitive damages. Each complaint asserted a claim for common law fraud against the rating agency defendants, alleging, among other things, that the credit ratings assigned to the securities issued by the Rhinebridge SIV were false and misleading. The case was assigned to the same judge presiding over the litigation concerning the Cheyne SIV, described above. In April 2010, the court denied the rating agency defendants’ motion to dismiss. In June 2010, the court consolidated the two cases and the plaintiffs filed an amended complaint that, among other things, added Morgan Stanley & Co. as a defendant. In January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim and a claim for aiding and abetting fraud; on September 28, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. Plaintiffs did not seek class certification. On September 7, 2012 the rating agencies filed a motion for summary judgment dismissing the remaining claims against them. On January 3, 2013, the Court issued an order dismissing the claim for aiding and abetting fraud against the rating agencies but allowing the claim for fraud to proceed to trial. In June 2012 and March 2013, respectively, defendants IKB Deutsche Industriebank AG (and a related entity) and Fitch, Inc. informed the court that they had executed confidential settlement agreements with the plaintiffs. On April 24, 2013, pursuant to a confidential settlement agreement, the plaintiffs stipulated to the voluntary dismissal, with prejudice, of all remaining claims as against the remaining defendants, including Moody’s, and the Court so ordered that stipulation on April 26, 2013.

For claims, litigation and proceedings and governmental investigations and inquires not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2013, Moody’s has recorded liabilities for Legacy Tax Matters totaling $39.5 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. In August 2012, New D&B effectively settled examinations for the 2005 and 2006 tax years. As a result, in the third quarter of 2012, Moody’s recorded a reduction of accrued interest expense of $4.4 million ($2.6 million, net of tax) and an increase in other non-operating income of $12.8 million, relating to amounts due to New D&B. As of March 31, 2013, Moody’s liability with respect to this matter totaled $37.4 million. Furthermore, the Company continues to carry a $2.1 million liability for an unrelated Legacy Tax Matter.

NOTE 14. SEGMENT INFORMATION

The Company is organized into two reportable segments: (i) MIS and (ii) MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business—corporate finance, structured finance, financial institutions and public, project and infrastructure finance—that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS and PS.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to produce these products and services. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. Beginning on January 1, 2013, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the three months ended March 31, 2013 and accordingly, the segment results for the three months ended March 31, 2012 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment revenue/expense.

Financial Information by Segment

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment.

	Three Months Ended March 31,
	2013				2012
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$540.1	$213.4	$(21.7)	$731.8	$469.8	$197.1	$(20.1)	$646.8
Operating, SG&A	284.3	165.2	(21.7)	427.8	221.1	153.3	(20.1)	354.3

Adjusted Operating Income	255.8	48.2	—	304.0	248.7	43.8	—	292.5

Less:
Depreciation and amortization	11.3	12.3	—	23.6	11.2	12.3	—	23.5

Operating income	$244.5	$35.9	$—	$280.4	$237.5	$31.5	$—	$269.0

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended March 31,
	2013	2012
MIS:
Corporate finance (CFG)	$258.3	$200.5
Structured finance (SFG)	93.0	94.3
Financial institutions (FIG)	86.5	78.8
Public, project and infrastructure finance (PPIF)	83.4	79.1

Total external revenue	521.2	452.7

Intersegment royalty	18.9	17.1

Total	540.1	469.8

MA:
Research, data and analytics (RD&A)	129.6	119.8
Enterprise risk solutions (ERS)	53.0	48.1
Professional services (PS)	28.0	26.2

Total external revenue	210.6	194.1

Intersegment revenue	2.8	3.0

Total	213.4	197.1

Eliminations	(21.7)	(20.1)

Total MCO	$731.8	$646.8

Consolidated Revenue Information by Geographic Area:

	Three Months Ended March 31,
	2013	2012
United States	$406.1	$344.0
International:
EMEA	213.7	195.4
Other	112.0	107.4

Total International	325.7	302.8

Total	$731.8	$646.8

Total Assets by Segment:

	March 31, 2013				December 31, 2012
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$1,099.3	1,254.8	1,557.1	$3,911.2	$884.9	1,386.7	1,689.3	$3,960.9

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

NOTE 15. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied prospectively and are effective for reporting periods beginning after December 15, 2012. The Company has fully adopted all provisions of this ASU as of January 1, 2013 and the implementation did not have any impact on the Company’s consolidated financial statements other than to provide additional footnote disclosure which is included in Note 10.

NOTE 16. SUBSEQUENT EVENTS

On April 16, 2013, the Board approved the declaration of a quarterly dividend of $ 0.20 per share of Moody’s common stock, payable on June 10, 2013 to shareholders of record at the close of business on May 20 2013.

On April 24, 2013, the Company settled the Abu Dhabi and Rhinebridge legal matters which are more fully discussed in Note 13. The impact of this settlement is reflected in the Company’s consolidated financial statements as of and for the three months ended March 31, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 57 for a discussion of uncertainties, risks and other factors associated with these statements.

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

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that primarily support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. It also provides fixed income pricing services in the Asia-Pacific region. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides outsourced research and analytical services and financial training and certification programs.

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2012, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Operating Segments

The MIS segment consists of four lines of business—corporate finance, structured finance, financial institutions and public, project and infrastructure finance—that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS and PS.

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

Beginning on January 1, 2013, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the three months ended March 31, 2013 and accordingly, the segment results for the prior year comparative periods have been reclassified to conform to the new presentation. These reclassifications were not material.

Results of Operations

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Executive Summary

Moody’s revenue in the first quarter of 2013 totaled $731.8 million, an increase of $85.0 million compared to 2012 and reflected growth in both reportable segments, most notably in the high-yield sector of CFG within MIS. Total expenses were $451.4 million, an increase of $73.6 million compared to the prior year primarily due to the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. Expenses also increased due to higher compensation costs relating to headcount growth and merit increases. Operating income of $280.4 million, which included the aforementioned litigation settlement charge in the first quarter of 2013, increased $11.4 million compared to 2012 and resulted in an operating margin of 38.3% in 2013 compared to 41.6% in the prior year period. Adjusted Operating Income of $304.0 million, which also included the aforementioned litigation settlement charge in the first quarter of 2013, increased $11.5 million compared to 2012 resulting in an Adjusted Operating Margin of 41.5% compared to 45.2% in the prior year period. Diluted EPS of $0.83 in the first quarter of 2013, which includes a $0.14 charge related to the aforementioned litigation matters, increased $0.07 over the prior year period.

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
United States	$406.1	$344.0	18%

International:
EMEA	213.7	195.4	9%
Other	112.0	107.4	4%

Total International	325.7	302.8	8%

Total	731.8	646.8	13%

Expenses:
Operating	200.8	185.5	(8%)
SG&A	227.0	168.8	(34%)
Depreciation and amortization	23.6	23.5	—

Total	451.4	377.8	(19%)

Operating income	$280.4	$269.0	4%

Adjusted Operating Income (1)	$304.0	$292.5	4%

Interest income (expense), net	$(22.0)	$(10.3)	(114%)
Other non-operating income (expense), net	$8.8	$(0.1)	NM
Net income attributable to Moody’s	$188.4	$173.5	9%
Diluted EPS attributable to Moody’s common shareholders	$0.83	$0.76	9%

Operating margin	38.3%	41.6%
Adjusted Operating Margin(1)	41.5%	45.2%

(1)	Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	March 31,		% Change
	2013	2012
United States	2,628	2,511	5%
International	4,203	3,852	9%

Total	6,831	6,363	7%

Global revenue of $731.8 million in the first quarter of 2013 increased $85.0 million compared to 2012 reflecting growth in both reportable segments. The increase in ratings revenue reflects strong growth in CFG due to higher rated issuance volumes for high-yield corporate debt and bank loans. The growth in MA reflects higher revenue across all LOBs, most notably in RD&A and ERS. Transaction revenue accounted for 52% and 49% of global MCO revenue in the first quarter of 2013 and 2012, respectively.

U.S. revenue of $406.1 million increased $62.1 million over 2012, reflecting growth across all ratings LOBs, most notably in CFG and SFG, coupled with growth in all LOBs within MA. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases in the MIS segment.

Non-U.S. revenue increased $22.9 million compared to 2012, reflecting higher CFG revenue in EMEA and Asia partially offset by declines in most asset classes in SFG in the EMEA region. Also contributing to the non-U.S. revenue growth were increases in all MA LOBs in the EMEA region.

Operating expenses were $200.8 million in the first quarter of 2013, an increase of $15.3 million from 2012 and reflected an increase in both compensation and non-compensation costs. The increase in compensation costs of approximately $9 million reflects higher salaries and related employee benefits as well as higher incentive compensation primarily resulting from increases in headcount as well as the impact of annual merit increases. The increase in non-compensation costs of approximately $6 million is primarily due to an increase in the fair value of the contingent consideration obligations relating to the Copal acquisition.

SG&A expenses of $227.0 million in the first quarter of 2013 increased $58.2 million from 2012 primarily related to the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. The remaining increase in SG&A expenses reflects growth in compensation costs primarily due to higher salaries and related employee benefits which reflects annual merit increases and headcount growth in sales personnel within MA as well as in overhead support areas.

Operating income of $280.4 million increased $11.4 million from 2012. Adjusted Operating Income was $304.0 million in the first three months of 2013 and increased $11.5 million compared to 2012. Operating margin and Adjusted Operating Margin in the first quarter of 2013 of 38.3% and 41.5%, respectively, decreased 330bps and 370bps, respectively, compared to the prior year, due to the aforementioned litigation settlement charge.

Interest income (expense), net in the first quarter of 2013 was $22.0 million, an $11.7 million increase in expense compared to 2012. This increase is due to higher interest on borrowings reflecting the issuance of the 2012 Senior Notes in the third quarter of 2012 coupled with an approximate $7 million reversal of interest on UTPs in the prior year relating to the settlement of state and local tax audits.

Other non-operating income (expense), net was $8.8 million in the first quarter of 2013, an $8.9 million increase in income compared to 2012 and reflected approximately $7 million in FX gains in the first three months of 2013 compared to FX losses of approximately $2 million in the prior year. The FX gains in 2013 primarily related to the strengthening of the euro relative to the British pound.

The Company’s ETR was 28.5% in the first quarter of 2013, down from 32.1% in 2012. The decrease was primarily due to the tax benefit on the aforementioned litigation settlement charge as well as tax legislation passed in the first quarter of 2013 which retroactively extended certain tax benefits to the 2012 tax year.

Net Income in the first quarter of 2013 was $188.4 million, or $0.83 per diluted share, and included a $0.14 charge related to the aforementioned litigation settlement. This is an increase of $14.9 million, or $0.07 per diluted share, compared to the first quarter of 2012.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Corporate finance (CFG)	$258.3	$200.5	29%
Structured finance (SFG)	93.0	94.3	(1%)
Financial institutions (FIG)	86.5	78.8	10%
Public, project and infrastructure finance (PPIF)	83.4	79.1	5%

Total external revenue	521.2	452.7	15%
Intersegment royalty	18.9	17.1	11%

Total MIS Revenue	540.1	469.8	15%

Expenses:
Operating and SG&A (including intersegment expenses)	284.3	221.1	(29%)

Adjusted Operating Income	255.8	248.7	3%
Depreciation and amortization	11.3	11.2	(1%)

Operating income	$244.5	$237.5	3%

Adjusted Operating Margin	47.4%	52.9%
Operating margin	45.3%	50.6%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $521.2 million for the first quarter of 2013 increased $68.5 million compared to 2012, reflecting growth in all ratings LOBs excluding SFG. The most notable growth was within CFG and reflected higher rated issuance volumes for speculative-grade corporate debt and bank loans. The growth over the prior year period also reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Transaction revenue for MIS was 65% and 62% in the first quarter of 2013 and 2012, respectively.

In the U.S., revenue was $313.1 million in the first quarter of 2013, an increase of $53.9 million, or 21% compared to 2012. The increase reflects strong growth in rated issuance volumes for high-yield corporate debt and bank loans in CFG as well as higher rated issuance volumes for CLOs within SFG.

Non-U.S. revenue was $208.1 million in the first quarter of 2013, an increase of $14.6 million compared to 2012. The growth over 2012 reflects higher revenue from rating speculative-grade corporate debt and bank loans coupled with higher banking-related revenue across all regions. Also contributing to the growth over the first quarter of 2012 were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines in issuance across most asset classes in SFG within the EMEA region.

Global CFG revenue of $258.3 million in the first quarter of 2013 increased $57.8 million from 2012 reflecting strong growth in rated issuance volumes for high-yield corporate debt and bank loans. Also contributing to the growth in revenue were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The aforementioned higher rated issuance volumes for high-yield corporate debt and bank loans largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as refinance existing borrowings combined with increased investor appetite for higher-yielding fixed income securities. Transaction revenue represented 77% of total CFG revenue in the first quarter of 2013, compared to 73% in 2012. In the U.S., revenue in the first three months of 2012 was $162.1 million, or $32.1 million higher than 2012. Internationally, revenue of $96.2 million in the first quarter of 2013 increased $25.7 million compared to 2012.

Global SFG revenue of $93.0 million in the first quarter of 2013 decreased $1.3 million compared to the same period in 2012 and reflected declines across most asset classes in the EMEA region being partially offset by higher rated issuance volumes across most asset classes in the U.S. Transaction revenue was 59% of total SFG revenue in the first quarter of 2013 compared to 56% in 2012. In the U.S., revenue of $59.5 million increased $12.4 million compared to the same period in 2012, reflecting growth in CLO and CMBS issuance. The growth in these asset classes reflects the current low interest rate environment as well as narrow credit spreads and increased investor demand for these securities. Additionally, the growth in CLO revenue reflected issuance ahead of a new FDIC regulation effective in April 2013 which deems these securities to be “higher risk securitizations” for purposes of calculating insurance assessments for insured depository institutions. Non-U.S. revenue in the first quarter of 2013 of $33.5 million decreased $13.7 million compared to 2012 reflecting declines across most asset classes in the EMEA region, most notably in RMBS and covered bonds. The decline in RMBS issuance reflects fewer deals originating as banks have had alternative access to capital as a result of the “Funding for Lending” scheme implemented in the U.K. which allows institutions to borrow from the Bank of England at favorable rates in exchange for providing mortgage loans as collateral for the borrowing. The decline in covered bond issuance in the EMEA region reflects continued macroeconomic uncertainties in Europe as well as banks in the region being currently well funded from the ECBs long term refinancing operation.

Global FIG revenue of $86.5 million in the first quarter of 2013 was $7.7 million higher compared to 2012 due to growth in banking-related revenue across all regions reflecting an increase in rated issuance volumes in the U.S. and benefits from changes in the mix of fee type, new fee initiatives and pricing increases. The increase in rated issuance volumes in the U.S. reflects larger financial institutions coming to market as credit spreads have tightened in this sector. Also contributing to the increase was higher insurance revenue in the U.S. reflecting issuers opportunistically refinancing debt amidst favorable interest rate conditions coupled with issuance to fund M&A activity in the sector. Rated issuance volumes declined across all international regions in the banking sector, most notably in the EMEA region due to ongoing macroeconomic uncertainties which were offset by changes in the mix of fee type, new fee initiatives and pricing increases. Transaction revenue was 39% of total FIG revenue in the first quarter of 2013 compared to 38% in the same period in 2012. In the U.S. and internationally, revenue was $35.9 million and $50.6 million, respectively, in the three months ended March 31, 2013, or 14% and 7% higher, respectively, compared to the first quarter of 2012.

Global PPIF revenue was $83.4 million in the first quarter of 2013, an increase of $4.3 million compared to the same period in 2012, primarily reflecting the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases as well as increases in U.S. public and infrastructure finance rated issuance volumes. Revenue generated from new transactions was 62% in both the first quarter of 2013 and 2012. In the U.S., revenue in the first quarter of 2013 was $55.6 million and increased $5.1 million compared to 2012. Outside the U.S., PPIF revenue declined $0.8 million.

Operating and SG&A expenses in the first quarter of 2013 increased $63.2 million compared to 2012 primarily due to the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. Operating and SG&A expenses also reflected growth in compensation costs due to higher salaries resulting from annual merit increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Compensation costs also increased due to higher pension expense resulting from a decrease in the discount rate used to value the Company’s obligation.

Adjusted Operating Income in the first quarter of 2013, which includes intersegment royalty revenue, intersegment expenses and the aforementioned litigation settlement charge, was $255.8 million, an increase of $7.1 million compared to the same period in 2012. Operating income in the first quarter of 2013 of $244.5 million, which includes intersegment royalty revenue, intersegment expenses and the aforementioned litigation settlement charge, increased $7.0 million from the same period in 2012. Adjusted Operating Margin and operating margin and were 47.4% and 45.3%, respectively, or 550bps and 530bps lower compared to the first quarter of 2012 due to the aforementioned litigation settlements.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Research, data and analytics (RD&A)	$129.6	$119.8	8%
Enterprise risk solutions (ERS)	53.0	48.1	10%
Professional services (PS)	28.0	26.2	7%

Total external revenue	210.6	194.1	9%

Intersegment revenue	2.8	3.0	(7%)

Total MA Revenue	213.4	197.1	8%

Expenses:
Operating and SG&A (including intersegment expenses)	165.2	153.3	(8%)

Adjusted Operating Income	48.2	43.8	10%

Depreciation and amortization	12.3	12.3	—

Operating income	$35.9	$31.5	14%

Adjusted Operating Margin	22.6%	22.2%
Operating margin	16.8%	16.0%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $16.5 million compared to the first quarter of 2012, with 50% of the growth generated internationally. Recurring revenue comprised 80% of total MA revenue in both the first quarter ended March 31, 2013 and 2012.

In the U.S., revenue of $93.0 million in the first quarter of 2013 increased $8.2 million, and reflected growth across all three LOBs. International revenue of $117.6 million in the first three months of 2013 was $8.3 million higher than in the same period in 2012, and reflected growth across all LOBs.

Global RD&A revenue, which comprised 62% of total external MA revenue in both the first quarter of 2013 and 2012, increased $9.8 million over the prior year period. The growth was primarily due to increased sales of credit research via the CreditView product and solid growth from other data and analytic products. Global ERS revenue in the first quarter of 2013 increased $4.9 million over the same period in 2012, primarily due to revenue from the sale and implementation of regulatory and compliance software to various large financial institutions. Revenue from the PS LOB increased $1.8 million compared to the first quarter of 2012, reflecting growth in revenue from Copal being partially offset by softness in the FSTC reporting unit. If the FSTC reporting unit does not achieve its financial forecast it could result in a goodwill impairment charge. Revenue in the ERS and PS LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the first quarter of 2013, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $11.9 million compared to 2012 primarily reflecting higher compensation costs of approximately $9 million. The increase in compensation costs reflects higher headcount to support business growth coupled with annual merit increases as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. The expense growth also reflects an increase in incentive compensation resulting from higher projected achievement against full-year targeted results compared to projected achievement in the prior year period.

Adjusted Operating Income was $48.2 million in the first quarter of 2013, including intersegment revenue and expenses, and increased $4.4 million compared to the same period in 2012. Operating income of $35.9 million in the first quarter of 2013, which includes intersegment revenue and expenses, increased $4.4 million compared to the same period in 2012. The increases in both Adjusted Operating Income and operating income resulted from revenue growth exceeding expense growth. Adjusted Operating Margin for the first quarter of 2013 was 22.6%, compared to 22.2% in the first quarter of 2012. Operating margin was 16.8%, an increase of 80bps from the prior year.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating cash flow. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2013	2012
Net cash provided by operating activities	$202.6	$62.0	$140.6
Net cash used in investing activities	$(2.8)	$(13.6)	$10.8
Net cash provided by (used in) financing activities	$(156.0)	$(7.0)	$(149.0)
Free cash flow*	$194.0	$46.7	$147.3

*	Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities less cash paid for capital additions. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The following change related to a non-cash item impacted cash provided by operating activities in 2013 compared to 2012, relative to net income:

•	A $35.1 million decrease in deferred income taxes primarily due to the utilization of deferred tax assets relating to the settlement of UTPs in the first quarter of 2012.

In addition to the non-cash item discussed above and an increase in net income of $15.6 million, the $140.6 million increase in net cash flows provided by operating activities reflected:

•	Payments of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits;

•

A $71.0 million increase in cash flow from changes in accounts receivable balances primarily reflecting a larger increase in accounts receivable balances in the first three months of 2012 compared to 2013. The increase in 2012 reflected lower accounts receivable balances at December 31, 2011 resulting from declines in corporate finance issuance in the fourth quarter of 2011. Approximately 27% and 28% of the Company’s accounts receivable balance at March 31, 2013 and 2012, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

Partially offset by:

•

An approximate $58 million decrease primarily relating to higher incentive compensation payouts in 2013 compared to the prior year reflecting higher achievement against full-year targeted results in 2012 compared to achievement in the prior year period.

The remaining change in cash flow is due to fluctuations in various other assets and liabilities.

Net cash provided by (used in) financing activities

The $149.0 million increase in cash used in financing activities was attributed to:

•	Treasury shares repurchased of $91.3 million in the first three months of 2013 compared to no share repurchases in the prior year period;

•

Lower net proceeds from stock-based compensation plans of $25.9 million reflecting a greater number of shares retained in treasury stock to satisfy employee tax withholding obligations in connection with the vesting of restricted stock in March 2013;

•	Repayments on the 2008 Term Loan of $31.9 million in the first quarter of 2013 compared to $3.8 million in the prior year period.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $1,758.0 million at March 31, 2013 consisted of approximately $910 million located outside of the U.S, a majority of which is denominated in euros and British pounds. The cash held in the Company’s non-U.S. operations contains approximately $844 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In April of 2013, the Board of Directors of the Company declared a quarterly dividend of $0.20 per share of Moody’s common stock, payable on June 10, 2013 to shareholders of record at the close of business on May 20, 2013. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company expects to continue share repurchases in the near term subject to available cash flow, market conditions and other capital allocation decisions. As of March 31, 2013, Moody’s had $1.6 billion of share repurchase authority remaining under its current programs, which do not have an established expiration, and reflect the additional $1.0 billion of share repurchase authority approved on February 12, 2013.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based on the financial results of Copal subject to a floor exercise price of approximately $46 million. The carrying value of this redeemable noncontrolling interest was $75.3 million at March 31, 2013. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next two to five years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At March 31, 2013, Moody’s had $1.6 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available under the 2012 Facility. Principal payments on the 2008 Term Loan commenced in September 2010 and will continue through its maturity in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of March 31, 2013 are approximately GBP 123 million, of which approximately GBP 10 million will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of March 31, 2013, including the aforementioned rent credits, are approximately $501 million, of which approximately $32 million will be paid during the next twelve months.

In April, 2013, the Company made an approximate $17 million contribution to its U.S. funded pension plan and anticipates making payments of $2.7 million related to its unfunded DBPPs and $0.6 million to its U.S. other retirement plans, respectively.

On April 24, 2013, the Company, Morgan Stanley and another ratings agency entered into a settlement agreement for the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. The settlement payment, which is not material to Moody’s financial position, was made in April 2013.

Indebtedness

The following table summarizes total indebtedness:

	March 31, 2013	December 31, 2012
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $16.3 million at 2013 and $13.8 million at 2012	316.3	313.8
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.5 million in 2013 and $2.6 million in 2012	497.5	497.4
2012 Senior Notes, due 2022, net of unamortized discount of $3.6 million in 2013 and $3.8 million in 2012	496.4	496.2
2008 Term Loan, various payments through 2013	31.9	63.8

Total debt	1,642.1	1,671.2
Current portion	(31.9)	(63.8)

Total long-term debt	$1,610.2	$1,607.4

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at March 31, 2013 and December 31, 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	2008 Term Loan	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	Total
2013 (after March 31,)	$31.9	$—	$—	$—	$—	$31.9
2014	—	—	—	—	—	—
2015	—	300.0	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	—	300.0	—	—	300.0
Thereafter	—	—	—	500.0	500.0	1,000.0

Total	$31.9	$300.0	$300.0	$500.0	$500.0	$1,631.9

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

At March 31, 2013, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2012 Senior Notes, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2013, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Income	$1.2	$1.3
Expense on borrowings	(21.0)	(16.4)
(Expense) income on UTPs and other tax related liabilities (a)	(2.2)	5.0
Capitalized	—	(0.2)

Total	$(22.0)	$(10.3)

(a)	The 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.

The following table shows the cash paid for interest:

	Three Months Ended March 31,
	2013	2012
Interest paid*	$45.6	$57.6

*	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 6.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$316.3	$321.2	$313.8	$326.1
Series 2007-1 Notes	300.0	339.0	300.0	348.3
2010 Senior Notes	497.5	542.9	497.4	562.8
2012 Senior Notes	496.4	507.7	496.2	528.8
2008 Term Loan	31.9	31.9	63.8	63.8

Total	$1,642.1	$1,742.7	$1,671.2	$1,829.8

*	The carrying amount includes a $16.3 million and $13.8 million fair value adjustment on an interest rate hedge at March 31, 2013 and December 31, 2012, respectively.

The fair value of the Company’s long-term debt is estimated using discounted cash flows with inputs based on prevailing interest rates available to the Company for borrowings with similar maturities.

Management may consider pursuing additional long-term financing when it is appropriate in light of case requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At March 31, 2013, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose of variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2013:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$2,165.8	$112.2	$454.9	$428.6	$1,170.1
Operating lease obligations	784.4	78.5	127.1	105.2	473.6
Purchase obligations	130.1	58.0	66.0	6.1	—
Contingent consideration related to acquisitions(2)	4.9	2.5	2.4	—	—
Pension obligations(3)	118.2	19.9	10.2	13.5	74.6

Total(4)	$3,203.4	$271.1	$660.6	$553.4	$1,718.3

(1)	Reflects principal payments, related interest and applicable fees due on the 2008 Term Loan, the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2012 Facility, as described in Note 12 to the condensed consolidated financial statements
(2)	Reflects a $2.4 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016. Also includes $2.5 million in contingent consideration payments related to the November 2011 acquisition of Copal.
(3)	Reflects projected contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Other Retirement Plans described in Note 11 to the condensed consolidated financial statements
(4)	The table above does not include the Company’s net long-term tax liabilities of $204.6 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. This amount is excluded as the exact amount of the payment is still uncertain. In addition, the table above does not include the following relating to the acquisition of Copal; (i) the $14.2 million note payable as described in Note 12 to the consolidated financial statements, (ii) $8.5 million in contingent consideration payments (iii) the $75.3 million Redeemable Noncontrolling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated

Dividends

On April 16, 2013, the Board approved the declaration of a quarterly dividend of $ 0.20 per share of Moody’s common stock, payable on June 10, 2013 to shareholders of record at the close of business on May 20, 2013.

Non-GAAP Financial Measures:

In addition to its reported results, Moody’s has included in this MD&A certain adjusted amounts that the SEC defines as “non-GAAP financial measures.” Management believes that such non-GAAP financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and can provide greater transparency to investors of supplemental information used by management in its financial and operational decision-making. These non-GAAP measures, as defined by the Company, are not necessarily comparable to similarly defined measures of other companies. Furthermore, these non-GAAP measures should not be viewed in isolation or used as a substitute for other GAAP measures in assessing the operating performance or cash flows of the Company. Below are brief descriptions of the Company’s non-GAAP financial measures accompanied by a reconciliation of the non-GAAP measure to its most directly comparable GAAP measure:

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s, measuring the Company’s ability to service debt, fund capital expenditures, and expand its business. Adjusted Operating Income excludes depreciation and amortization because companies utilize productive assets of different ages. Companies also have different methods of depreciating and amortizing productive assets. Management believes that the exclusion of this item allows for a more meaningful comparison of the Company’s operating results from period to period and across companies. Below is a reconciliation of the Company’s operating income and operating margin to Adjusted Operating Income and Adjusted Operating Margin:

	Three Months Ended March 31,
	2013	2012
Operating income	$280.4	$269.0
Adjustment:
Depreciation and amortization	23.6	23.5

Adjusted Operating Income	$304.0	$292.5

Operating margin	38.3%	41.6%
Adjusted Operating Margin	41.5%	45.2%

Non-GAAP Projected Diluted EPS

The Company presents this non-GAAP measure to exclude the impact of a litigation settlement charge to allow for a more meaningful comparison of Moody’s projected diluted earnings per share from period to period. Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

Projected Full Year Ended December 31, 2013
Diluted EPS guidance - GAAP	$3.35 - $3.45
Per share impact of litigation settlement	0.14

Diluted EPS guidance – Non GAAP	$3.49 - $3.59

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

	Three Months Ended March 31,
	2013	2012
Net cash flows provided by operating activities	$202.6	$62.0
Capital additions	(8.6)	(15.3)

Free Cash Flow	$194.0	$46.7

Net cash used in investing activities	$(2.8)	$(13.6)
Net cash used in financing activities	$(156.0)	$(7.0)

2013 Outlook

Moody’s outlook for 2013 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ, Moody’s results for the year may differ materially from the current outlook. Our guidance assumes foreign currency translation at end-of-quarter exchange rates.

Moody’s full-year 2013 EPS guidance is $3.35 to $3.45 on a GAAP basis, including the $0.14 per share impact of the litigation settlement charge. Moody’s full-year 2013 non-GAAP EPS guidance range, which excludes the $0.14 per share impact of the first quarter litigation settlement charge, is now $3.49 to $3.59. For Moody’s overall, the Company still expects full-year 2013 revenue to grow in the high-single-digit percent range. Full-year 2013 operating expenses are now projected to increase in the mid-single-digit percent range. Full-year 2013 operating margin is now projected to be 41 to 42 percent and adjusted operating margin for the year is now expected to be 44 to 45 percent. Guidance ranges for operating expenses, operating margin and adjusted operating margin all include the litigation settlement charge. The effective tax rate is still expected to be approximately 32 percent. Full-year 2013 share repurchases are still expected to be approximately $500 million, subject to available cash, market conditions and other ongoing capital allocation decisions. Capital expenditures are still projected to be approximately $50 million. The Company still expects approximately $100 million in depreciation and amortization expense. Free cash flow is expected to be approximately $850 million.

Certain components of 2013 revenue guidance have also been modified to reflect the Company’s current view of business conditions. For the global MIS business, revenue for full-year 2013 is still expected to increase in the high-single-digit percent range. Within the U.S., MIS revenue is now expected to increase in the low-double-digit percent range, while non-U.S. revenue is now expected to increase in the low-single-digit percent range, reflecting anticipated ongoing weakness in the European structured finance market. Corporate finance revenue is now projected to grow in the low-double-digit percent range. Revenue from structured finance is now expected to be about flat, while revenue from financial institutions is still expected to grow in the low-single-digit percent range. Public, project and infrastructure finance revenue is still expected to increase in the low-double-digit percent range.

For MA, full-year 2013 revenue is still expected to increase in the high-single-digit percent range. Within the U.S., MA revenue is still expected to increase in the high-single-digit percent range. Non-U.S. revenue is now also expected to increase in the high-single-digit percent range. Revenue from research, data and analytics is still projected to grow in the high-single-digit percent range, while revenue for enterprise risk solutions is still expected to grow in the low-double-digit percent range. Professional services revenue is now expected to grow in the high-single-digit percent range, reflecting softness in the training and certification business.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied prospectively and are effective for reporting periods beginning after December 15, 2012. The Company has fully adopted all provisions of this ASU as of January 1, 2013 and the implementation did not have any impact on the Company’s consolidated financial statements other than to provide additional footnote disclosure which is included in Note 10.

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

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. Oral arguments on the motion for summary judgment took place on April 9, 2013.

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and sought, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants was that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, was scheduled for May 2013. On April 24, 2013, pursuant to confidential settlement agreements, the 14 plaintiffs with claims that had been ordered to trial stipulated to the voluntary dismissal, with prejudice, of these claims as against all defendants, and the Court so ordered that stipulation on April 26, 2013. The settlement did not cover certain claims of two plaintiffs that were previously dismissed by the Court.

In October 2009, plaintiffs King County, Washington and Iowa Student Loan Liquidity Corporation each filed substantially identical putative class actions in the Southern District of New York against two subsidiaries of the Company and several other defendants, including two other rating agencies and IKB Deutsche Industriebank AG. These actions arose out of investments in securities issued by a structured investment vehicle called Rhinebridge Plc (the “Rhinebridge SIV”) and sought, among other things, compensatory and punitive damages. Each complaint asserted a claim for common law fraud against the rating agency defendants, alleging, among other things, that the credit ratings assigned to the securities issued by the Rhinebridge SIV were false and misleading. The case was assigned to the same judge presiding over the litigation concerning the Cheyne SIV, described above. In April 2010, the court denied the rating agency defendants’ motion to dismiss. In June 2010, the court consolidated the two cases and the plaintiffs filed an amended complaint that, among other things, added Morgan Stanley & Co. as a defendant. In January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim and a claim for aiding and abetting fraud; on September 28, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. Plaintiffs did not seek class certification. On September 7, 2012 the rating agencies filed a motion for summary judgment dismissing the remaining claims against them. On January 3, 2013, the Court issued an order dismissing the claim for aiding and abetting fraud against the rating agencies but allowing the claim for fraud to proceed to trial. In June 2012 and March 2013, respectively, defendants IKB Deutsche Industriebank AG (and a related entity) and Fitch, Inc. informed the court that they had executed confidential settlement agreements with the plaintiffs. On April 24, 2013, pursuant to a confidential settlement agreement, the plaintiffs stipulated to the voluntary dismissal, with prejudice, of all remaining claims as against the remaining defendants, including Moody’s, and the Court so ordered that stipulation on April 26, 2013.

For claims, litigation and proceedings and governmental investigations and inquires not related to income taxes, where it is both probable that a liability is expected to be incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2013, Moody’s has recorded liabilities for Legacy Tax Matters totaling $39.5 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. In August 2012, New D&B effectively settled examinations for the 2005 and 2006 tax years. As a result, in the third quarter of 2012, Moody’s recorded a reduction of accrued interest expense of $4.4 million ($2.6 million, net of tax) and an increase in other non-operating income of $12.8 million, relating to amounts due to New D&B. As of March 31, 2013, Moody’s liability with respect to this matter totaled $37.4 million. Furthermore, the Company continues to carry a $2.1 million liability for an unrelated Legacy Tax Matter.

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

Finally, in November 2011, the European Commission issued proposed amendments to its existing regulations (referred to as CRA3). A few final and administrative steps remain in the legislative process before CRA3 is adopted. It is expected that CRA3 will become effective in the second half of 2013. When adopted, CRA3 among other things, will:

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

In December 2012, the Staff of the SEC’s Trading and Markets Division published a “Report to Congress on Assigned Credit Ratings.” The delivery of this report, commonly referred to as the Franken Amendment Study, discharged one of the SEC’s obligations under the Financial Reform Act regarding the CRA industry. In the report, the SEC Staff identified several potential courses of action without endorsing any of them and noted that any changes through SEC rulemaking would require additional study of relevant information. As a next step, the SEC will hold a roundtable on May 14, 2013 so that proponents and critics of the various options could discuss the report and its findings. The timing regarding the remainder of the SEC’s rulemaking under the Financial Reform Act remains uncertain. Other legislation and regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2013 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 36 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and anticipated regulations resulting from that law; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation, and potential EU regulations, modifying the pleading and liability standards applicable to credit rating agencies in a manner adverse to rating agencies; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2012, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk since December 31, 2012. For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 53 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A.	Risk Factors

There have been no material changes since December 31, 2012 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2013

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1 - 31	66,823	$49.66	66,823	$674.0 million
February 1 - 28	874,165	$46.53	874,165	$1,633.3 million
March 1 - 31	1,574,751	$50.21	941,923	$1,586.0 million

Total	2,515,739	$48.48	1,882,911

(1)	Includes the surrender to the Company of 632,828 shares of common stock in March to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months and reflects the remaining authority under all of the Company’s publicly announced programs. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. There is no established expiration date for the remaining authorization. On February 12, 2013, the Board authorized a new $1 billion share repurchase program. The Company expects to commence repurchases under the new program immediately following the completion of the existing program.

During the first quarter of 2013, Moody’s issued 2.2 million shares under employee stock-based compensation plans.

Item 5.	Other Information
Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Certificate of Amendment of Restated Certificate of Incorporation of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.4	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

10

.1	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended December 11, 2012) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Amended and Restated 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: May 3, 2013

	By:	/s/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)