Form 10-Q
period 2013-06-30
MOODYS CORP /DE/
filed 2013-07-31
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2013
Common Stock, par value $0.01 per share	220.4 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Adjusted Operating Income	Operating income excluding restructuring and depreciation and amortization

Adjusted Operating Margin	Operating margin excluding restructuring and depreciation and amortization

Americas	Represents countries within North and South America, excluding the U.S.

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia also including but not limited to: Australia and its proximate islands, China, India, Indonesia, Japan, Korea, Malaysia, Singapore and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligation

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B; comprised the IMS Health and NMR businesses

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

TERM	DEFINITION

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

CP	Commercial paper

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CRA1	Regulation (EC) No 1060/2009 of the European Parliament and of the Council, establishing an oversight regime for the CRA industry in the EU

CRA2	Regulation (EU) No 513/2011 of the European Parliament and of the Council, which transferred direct supervisory responsibility for the registered CRA industry in the EU to ESMA

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA (formerly RMS); which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

TERM	DEFINITION

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

G-8	The finance minister and central bank governors of the group of eight countries consisting of Canada, France, Germany, Italy, Japan, Russia, U.S. and U.K., that meet annually

G-20	The G-20 is an informal forum of industrial and emerging-market countries who comment on key issues related to global economic stability. The G-20 is comprised of: Argentina, Australia, Brazil, Canada, China, France, Germany, India, Indonesia, Italy, Japan, Mexico, Russia, Saudi Arabia, South Africa, South Korea, Turkey, the U.K. and the U.S. and The EU who is represented by the rotating Council presidency and ECB

IMS Health	A spin-off of Cognizant; provides services to the pharmaceutical and healthcare industries

IRS	Internal Revenue Service

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, 2010 Senior Notes and 2012 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B Business

NM	Percentage change is not meaningful

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

TERM	DEFINITION

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling	Represents minority shareholders’ interest in entities which are controlled but not

Interest	wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

RMBS	Residential mortgage-backed security; part of SFG

Retirement Plans	Moody’s funded and unfunded pension plans, the retirement healthcare plans and retirement life insurance plans

S&P	Standard & Poor’s Ratings Services; a division of The McGraw-Hill Companies, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

TERM	DEFINITION

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$756.0	$640.8	$1,487.8	$1,287.6

Expenses
Operating	197.1	180.6	397.9	366.1
Selling, general and administrative	185.0	159.6	412.0	328.4
Depreciation and amortization	23.1	22.1	46.7	45.6

Total expenses	405.2	362.3	856.6	740.1

Operating income	350.8	278.5	631.2	547.5

Non-operating (expense) income, net
Interest income (expense), net	(21.7)	(16.6)	(43.7)	(26.9)
Other non-operating income (expense), net	7.7	2.7	16.5	2.6

Total non-operating (expense) income, net	(14.0)	(13.9)	(27.2)	(24.3)

Income before provisions for income taxes	336.8	264.6	604.0	523.2
Provision for income taxes	108.4	88.9	184.5	172.0

Net income	228.4	175.7	419.5	351.2
Less: Net income attributable to noncontrolling interests	2.9	3.2	5.6	5.2

Net income attributable to Moody’s	$225.5	$172.5	$413.9	$346.0

Earnings per share attributable to Moody’s common shareholders
Basic	$1.01	$0.77	$1.86	$1.55

Diluted	$1.00	$0.76	$1.83	$1.52

Weighted average number of shares outstanding
Basic	222.3	223.9	222.8	223.7

Diluted	226.2	227.2	226.7	227.3

Dividends declared per share attributable to Moody’s common shareholders	$0.20	$0.16	$0.20	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$228.4			$175.7

Other comprehensive loss:
Foreign currency translation adjustments	$(13.0)	$—	(13.0)	$(37.9)	$—	(37.9)

Cash flow and net investment hedges, net of tax:
Net realized and unrealized (loss) gain on cash flow and net investment hedges	(0.4)	0.1	(0.3)	(2.5)	1.0	(1.5)
Reclassification of losses included in net income	0.1	—	0.1	1.1	(0.4)	0.7

Pension and other retirement benefits, net of tax:
Amortization of actuarial losses and prior service costs included in net income	2.8	(1.2)	1.6	2.2	(0.9)	1.3
Net actuarial losses and prior service costs	0.9	(0.4)	0.5	(9.5)	3.9	(5.6)

Total other comprehensive loss	$(9.6)	$(1.5)	(11.1)	$(46.6)	$3.6	(43.0)

Comprehensive income			217.3			132.7
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			2.9			2.3

Comprehensive income attributable to Moody’s			$214.4			$130.4

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$419.5			$351.2

Other comprehensive income:
Foreign currency translation adjustments	$(72.8)	$—	(72.8)	$(9.3)	$—	(9.3)

Cash flow and net investment hedges, net of tax:
Net realized and unrealized (loss) gain on cash flow and net investment hedges	1.0	(0.5)	0.5	(2.7)	1.1	(1.6)
Reclassification of losses included in net income	0.7	(0.2)	0.5	2.2	(0.9)	1.3

Pension and other retirement benefits, net of tax:
Amortization of actuarial losses and prior service costs included in net income	5.9	(2.4)	3.5	5.0	(2.0)	3.0
Net actuarial losses and prior service costs	0.9	(0.4)	0.5	(8.0)	2.4	(5.6)

Total other comprehensive loss	$(64.3)	$(3.5)	(67.8)	$(12.8)	$0.6	(12.2)

Comprehensive income			351.7			339.0
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			5.6			6.3

Comprehensive income attributable to Moody’s			$346.1			$332.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$1,633.0	$1,755.4
Short-term investments	17.9	17.9
Accounts receivable, net of allowances of $30.2 in 2013 and $29.1 in 2012	607.7	621.8
Deferred tax assets, net	36.5	38.7
Other current assets	147.6	91.9

Total current assets	2,442.7	2,525.7
Property and equipment, net of accumulated depreciation of $343.4 in 2013 and $314.3 in 2012	287.4	307.1
Goodwill	619.8	637.1
Intangible assets, net	202.0	226.5
Deferred tax assets, net	152.5	168.5
Other assets	89.9	96.0

Total assets	$3,794.3	$3,960.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$312.8	$555.3
Current portion of long-term debt	—	63.8
Deferred revenue	584.3	545.8

Total current liabilities	897.1	1,164.9
Non-current portion of deferred revenue	104.8	94.9
Long-term debt	1,605.0	1,607.4
Deferred tax liabilities, net	54.4	58.1
Unrecognized tax benefits	184.6	156.6
Other liabilities	412.9	410.1

Total liabilities	3,258.8	3,492.0
Contingencies (Note 13)
Redeemable noncontrolling interest	78.7	72.3

Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2013 and December 31, 2012, respectively.	3.4	3.4
Capital surplus	358.7	365.1
Retained earnings	5,082.1	4,713.3
Treasury stock, at cost; 122,470,202 and 119,650,254 shares of common stock at June 30, 2013 and December 31, 2012, respectively	(4,846.7)	(4,614.5)
Accumulated other comprehensive loss	(149.9)	(82.1)

Total Moody’s shareholders’ equity	447.6	385.2
Noncontrolling interests	9.2	11.4

Total shareholders’ equity	456.8	396.6

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,794.3	$3,960.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$419.5	$351.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	46.7	45.6
Stock-based compensation expense	33.3	29.9
Deferred income taxes	10.8	47.5
Excess tax benefits from stock-based compensation plans	(27.0)	(9.2)
Changes in assets and liabilities:
Accounts receivable	2.4	(40.5)
Other current assets	(56.6)	(32.4)
Other assets	(0.8)	(3.2)
Accounts payable and accrued liabilities	(168.4)	(115.8)
Deferred revenue	59.6	45.6
Unrecognized tax benefits and other non-current tax liabilities	34.5	(73.9)
Other liabilities	15.1	(9.3)

Net cash provided by operating activities	369.1	235.5

Cash flows from investing activities
Capital additions	(18.1)	(21.9)
Purchases of short-term investments	(17.5)	(24.7)
Sales and maturities of short-term investments	16.6	24.2
Cash paid for acquisitions	—	(3.5)

Net cash used in investing activities	(19.0)	(25.9)

Cash flows from financing activities
Repayments of notes	(63.8)	(7.5)
Net proceeds from stock-based compensation plans	60.8	34.9
Cost of treasury shares repurchased	(350.4)	(100.0)
Excess tax benefits from settlement of stock-based compensation plans	27.0	9.2
Payment of dividends	(89.1)	(71.6)
Payment of dividends to noncontrolling interests	(8.2)	(4.5)
Contingent consideration paid	(2.5)	(0.5)
Debt issuance costs and related fees	—	(2.5)

Net cash used in financing activities	(426.2)	(142.5)
Effect of exchange rate changes on cash and cash equivalents	(46.3)	(3.0)

Net (decrease) increase in cash and cash equivalents	(122.4)	64.1
Cash and cash equivalents, beginning of the period	1,755.4	760.0

Cash and cash equivalents, end of the period	$1,633.0	$824.1

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation cost	$16.1	$14.9	$33.3	$29.9
Tax benefit	$5.8	$5.4	$12.0	$10.8

During the first six months of 2013, the Company granted 0.5 million employee stock options, which had a weighted average grant date fair value of $17.58 per share based on the Black-Scholes option-pricing model. The Company also granted 1.3 million shares of restricted stock in the first six months of 2013, which had a weighted average grant date fair value of $46.51 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.3 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $44.07 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2013:

Expected dividend yield	1.72%
Expected stock volatility	42.6%
Risk-free interest rate	1.53%
Expected holding period	7.2 years
Grant date fair value	$17.58

Unrecognized compensation expense at June 30, 2013 was $14.6 million and $94.8 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.8 years, respectively. Additionally, there was $18.8 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of one year.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
Stock option exercises:	2013	2012
Proceeds from stock option exercises	$89.2	$46.7
Aggregate intrinsic value	$66.7	$26.6
Tax benefit realized upon exercise	$24.4	$10.1
Number of shares exercised	2.7	1.9

	Six Months Ended June 30,
Restricted stock vesting:	2013	2012
Fair value of shares vested	$53.8	$37.5
Tax benefit realized upon vesting	$19.1	$13.2
Number of shares vested	1.1	1.0

	Six Months Ended June 30,
Performance-based awards vesting:	2013	2012
Fair value of shares vested	$25.5	$—
Tax benefit realized upon vesting	$9.7	$—
Number of shares vested	0.5	—

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 32.2% and 33.6% for the three months ended June 30, 2013 and 2012, respectively and 30.5% and 32.9% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate in both periods is primarily due to U.S. tax legislation enacted in the first quarter of 2013 which retroactively extended certain favorable tax benefits to the 2012 tax year and prospectively extended these tax benefits to the 2013 tax year. Additionally, there were lower taxes on foreign income. The decrease in the ETR for the six months ended June 30, 2013 also reflects the tax effect of the litigation settlement in the first quarter of 2013.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an overall increase in its UTPs of $17.4 million ($14.7 million net of federal tax benefit) during the second quarter of 2013 and an overall increase in its UTPs during the first six months of 2013 of $28.0 million ($23.0 million net of federal tax benefits).

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

For ongoing audits, it is possible the balance of UTBs could decrease in the next 12 months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which could necessitate increases to the balance of UTBs. As the Company is unable to predict the timing or outcome of these audits, it is unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years by tax jurisdiction in accordance with the applicable provisions of Topic 740 of the ASC regarding UTBs.

The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2013	2012
Income Taxes Paid*	$231.6	$235.0

*	Includes approximately $92 million in payments for tax audit settlements in the first quarter of 2012.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic	222.3	223.9	222.8	223.7
Dilutive effect of shares issuable under stock-based compensation plans	3.9	3.3	3.9	3.6

Diluted	226.2	227.2	226.7	227.3

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	4.4	7.2	4.7	7.1

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2013 and 2012. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to 12 months and one month to 11 months as of June 30, 2013 and December 31, 2012, respectively. Interest and dividends are recorded into income when earned.

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

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan, further described in Note 12. These interest rate swaps were designated as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts were reclassified to earnings in the same period during which the hedged transaction affects income. At June 30, 2013, the 2008 Term Loan has been repaid in full in accordance with the payment terms set forth in Note 12. Accordingly, all amounts in accumulated other comprehensive income have been reclassified to interest income (expense), net in the Company’s consolidated statements of operations.

Foreign Exchange Forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the subsidiary’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through September 2013.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30,	December 31,
	2013	2012
Notional amount of currency pair:
Contracts to purchase USD with euros	$25.7	$34.3
Contracts to sell USD for euros	$49.6	$48.4
Contracts to purchase USD with GBP	$3.5	$2.1
Contracts to sell USD for GBP	$0.1	$1.7
Contracts to purchase USD with other foreign currencies	$7.0	$6.7
Contracts to sell USD for other foreign currencies	$11.4	$5.1
Contracts to purchase euros with other foreign currencies	€14.2	€14.4
Contracts to purchase euros with GBP	€2.0	€—
Contracts to sell euros for GBP	€18.3	€8.9

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in the fair value for the hedge is recorded in the currency translation adjustment component of AOCI. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations. These outstanding contracts expire in September 2013.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	June 30, 2013	December 31, 2012
Notional amount of currency pair:
Contracts to sell euros for USD	€50.0	€50.0

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$11.2	$13.8

Total derivatives designated as accounting hedges		11.2	13.8
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1.2	1.4

Total assets		$12.4	$15.2

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$—	$0.7
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	—	1.0

Total derivatives designated as accounting hedges		—	1.7
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.5	0.7

Total liabilities		$0.5	$2.4

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as accounting hedges as well as the gain (loss) on the interest rate swaps designated as fair value hedges:

		Amount of Gain (Loss) Recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as accounting hedges	Location on Income Statement	2013	2012	2013	2012
Interest rate swaps	Interest income(expense), net	$1.0	$0.9	$2.1	$1.7

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating income (expense), net	$1.0	$(1.4)	$(0.1)	$(0.4)

The following table provides information on gains/(losses) on the Company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$—	$—	Interest income (expense), net	$(0.1)	$(0.7)	N/A	$—	$—

Total	$—	$—		$(0.1)	$(0.7)		$—	$—

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$—	$(0.1)	Interest income (expense), net	$(0.5)	$(1.3)	N/A	$—	$—

Total	$—	$(0.1)		$(0.5)	$(1.3)		$—	$—

All gains and losses (net of income taxes) on interest rate swaps designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into interest income (expense), net as the underlying transaction is recognized.

The following table provides information on gains/(losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012		2013	2012
FX forwards	$(0.3)	$(1.5)	N/A	$—	$—	N/A	$—	$—

Total	$(0.3)	$(1.5)		$—	$—		$—	$—

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012		2013	2012
FX forwards	$0.5	$(1.5)	N/A	$—	$—	N/A	$—	$—

Total	$0.5	$(1.5)		$—	$—		$—	$—

All gains and losses (net of income taxes) on derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI.

The cumulative amount of hedge losses recorded in AOCI is as follows:

	Losses, net of tax
	June 30, 2013	December 31, 2012
FX forwards on net investment hedges	$(1.7)	$(2.2)
Interest rate swaps	(0.2)	(0.7)

Total	$(1.9)	$(2.9)

NOTE 7. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2013
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1
Additions/adjustments	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	(0.6)	—	(0.6)	(16.7)	—	(16.7)	(17.3)	—	(17.3)

Ending balance	$10.9	$—	$10.9	$621.1	$(12.2)	$608.9	$632.0	$(12.2)	$619.8

	Year Ended December 31, 2012
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.0	$—	$11.0	$631.9	$—	$631.9	$642.9	$—	$642.9
Additions/adjustments	—	—	—	(4.4)	—	(4.4)	(4.4)	—	(4.4)
Impairment charge	—	—	—	—	(12.2)	(12.2)	—	(12.2)	(12.2)
Foreign currency translation adjustments	0.5	—	0.5	10.3	—	10.3	10.8	—	10.8

Ending balance	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1

The 2012 additions/adjustments for the MA segment in the table above relate to the acquisitions of Copal and B&H in the fourth quarter of 2011.

The 2012 impairment charge in the table above relates to goodwill in the FSTC reporting unit within MA. The Company evaluates its goodwill for potential impairment annually on July 31 or more frequently if impairment indicators arise throughout the year. Projected operating results for the FSTC reporting unit at December 31, 2012 were lower than projections utilized for the annual impairment analysis performed at July 31, 2012 reflecting a contraction in spending for training and certification services for many individuals and global financial institutions amidst macroeconomic uncertainties. Based on this trend and overall macroeconomic uncertainties at the time, the Company lowered its cash flow forecasts for this reporting unit in the fourth quarter of 2012. Accordingly, the Company performed another goodwill impairment assessment as of December 31, 2012 which resulted in an impairment charge of $12.2 million. The fair value of the FSTC reporting unit utilized in the impairment assessment was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. There were no impairments to goodwill in the three and six months ended June 30, 2013 and 2012. However, a failure of the FSTC reporting unit to meet its financial projections could result in further goodwill impairment.

Acquired intangible assets and related amortization consisted of:

	June 30, 2013	December 31, 2012
Customer relationships	$210.3	$219.6
Accumulated amortization	(79.5)	(74.0)

Net customer relationships	130.8	145.6

Trade secrets	31.1	31.4
Accumulated amortization	(17.2)	(16.0)

Net trade secrets	13.9	15.4

Software	67.6	73.2
Accumulated amortization	(33.4)	(33.7)

Net software	34.2	39.5

Trade names	27.7	28.3
Accumulated amortization	(10.8)	(10.3)

Net trade names	16.9	18.0

Other	24.2	24.9
Accumulated amortization	(18.0)	(16.9)

Net other	6.2	8.0

Total acquired intangible assets, net	$202.0	$226.5

Other intangible assets primarily consist of databases and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$6.9	$7.1	$14.0	$14.4

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2013 (after June 30,)	$16.8
2014	28.9
2015	24.1
2016	17.8
2017	13.1
Thereafter	101.3

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three and six months ended June 30, 2013 and 2012.

NOTE 8. FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

		Fair Value Measurement as of June 30, 2013
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$12.4	$—	$12.4	$—

	Total	$12.4	$—	$12.4	$—

Liabilities:
	Derivatives (a)	$0.5	$—	$0.5	$—
	Contingent consideration arising from acquisitions (b)	10.5	—	—	10.5

	Total	$11.0	$—	$0.5	$10.5

		Fair Value Measurement as of December 31, 2012
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$15.2	$—	$15.2	$—

	Total	$15.2	$—	$15.2	$—

Liabilities:
	Derivatives (a)	$2.4	$—	$2.4	$—
	Contingent consideration arising from acquisitions (b)	9.0	—	—	9.0

	Total	$11.4	$—	$2.4	$9.0

(a)

Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non-U.S. dollar net investments in certain foreign subsidiaries as more fully described in Note 6 to the financial statements

(b)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Six Months Ended June 30,
	2013	2012
Balance as of January 1	$9.0	$9.1
Settlements	(2.5)	(0.5)
Total losses (realized and unrealized):
Included in earnings	4.1	(2.5)
Foreign currency translation adjustments	(0.1)	0.3

Balance as of June 30	$10.5	$6.4

The losses included in earnings in the table above are recorded within operating expenses in the Company’s consolidated statements of operations. These losses relate to contingent consideration obligations outstanding at June 30, 2013.

The $10.5 million of contingent consideration obligations as of June 30, 2013 is classified in other liabilities within the Company’s consolidated balance sheet.

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

Contingent consideration:

At June 30, 2013, the Company has contingent consideration obligations related to the acquisitions of CSI and Copal which are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At June 30, 2013, the Company expects that this milestone will be reached by the aforementioned date.

There are several contingent consideration obligations relating to the acquisition of Copal. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the put/call option to acquire the remaining 33% ownership interest of Copal Partners Limited which the Company does not currently own, to revenue and EBITDA in Copal’s fiscal year ended March 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent consideration arrangement. Payments under this arrangement, if any, would be made upon the exercise of the aforementioned put/call option. Other contingent cash payments are based on the achievement of revenue targets for Copal’s fiscal year ended March 31, 2012 and 2013, with certain limits on the amount of revenue that can be applied to the calculation of these contingent payments. Each of these contingent payments had a maximum payout of $2.5 million and have been settled as of June 30, 2013. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for these obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date. The most significant unobservable input involved in the measurement of these obligations is the projected future financial results of the applicable Copal entities. Also, for the portion of the obligations which are dependent upon the exercise of the call/put option, the Company has utilized a Monte Carlo simulation model to estimate when the option will be exercised, thus triggering the payment of contingent consideration.

A significant increase or decrease in any of the aforementioned significant unobservable inputs related to the fair value measurement of the Company’s contingent consideration obligations would result in a significantly higher or lower reported fair value for these obligations.

NOTE 9. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2013	December 31, 2012
Other current assets:
Prepaid taxes	$94.0	$31.8
Prepaid expenses	42.8	47.3
Other	10.8	12.8

Total other current assets	$147.6	$91.9

	June 30, 2013	December 31, 2012
Other assets:
Investments in joint ventures	$35.1	$38.3
Deposits for real-estate leases	9.0	10.0
Other	45.8	47.7

Total other assets	$89.9	$96.0

	June 30, 2013	December 31, 2012
Accounts payable and accrued liabilities:
Salaries and benefits	$63.2	$79.2
Incentive compensation	62.0	162.6
Profit sharing contribution	—	12.6
Customer credits, advanced payments and advanced billings	23.0	21.5
Self-insurance reserves	36.1	55.8
Dividends	3.4	47.7
Professional service fees	35.5	30.2
Interest accrued on debt	23.1	23.4
Accounts payable	14.9	14.3
Income taxes	2.4	56.1
Deferred rent-current portion	1.0	1.1
Pension and other retirement employee benefits	4.4	4.4
Other	43.8	46.4

Total accounts payable and accrued liabilities	$312.8	$555.3

	June 30, 2013	December 31, 2012
Other liabilities:
Pension and other retirement employee benefits	$206.8	$213.3
Deferred rent-non-current portion	105.7	110.2
Interest accrued on UTPs	14.4	10.6
Legacy and other tax matters	38.1	37.1
Other	47.9	38.9

Total other liabilities	$412.9	$410.1

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

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
(in millions)	Redeemable Noncontrolling Interest

Balance January 1,	$72.3	$60.5
Adjustment due to right of offset for UTPs*	—	6.8
Net earnings	2.3	3.6
Dividends	(3.0)	(3.6)
FX translation	—	1.6
Adjustment to redemption value	7.1	3.4

Balance	$78.7	$72.3

*	Relates to an adjustment for the right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement is reduced by the amount of UTPs that the Company may be required to pay.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
(in millions)	Noncontrolling Interests

Balance January 1,	$11.4	$10.6
Net earnings	3.4	6.1
Dividends	(5.6)	(4.7)
FX translation	—	(0.6)

Balance	$9.2	$11.4

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
FX gain/(loss)	$5.3	$0.3	$12.7	$(1.2)
Joint venture income	3.2	2.6	4.9	4.6
Other	(0.8)	(0.2)	(1.1)	(0.8)

Total	$7.7	$2.7	$16.5	$2.6

Changes in the Company’s self-insurance reserves are as follows:

(in millions)	Six Months Ended June 30, 2013	Year Ended December 31, 2012

Beginning balance	$55.8	$27.1
Accruals (reversals), net	(9.3)	38.1
Payments	(10.4)	(9.4)

Ending balance*	$36.1	$55.8

*	These reserves primarily relate to legal defense costs for claims from prior years.

NOTE 10. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected line in the consolidated statement of operations
Gains/(losses) on cash flow hedges
Interest rate swap derivative contracts	$(0.1)	$(0.7)	Interest income (expense),net

Income tax effect of item above	—	0.2	Provision for income taxes

Total gains (losses) on cash flow hedges	(0.1)	(0.5)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.8)	(3.9)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.0)	(2.0)	SG&A expense

Total before income taxes	(2.8)	(5.9)
Income tax effect of item above	1.2	2.4	Provision for income taxes

Total pension and other retirement benefits	(1.6)	(3.5)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(1.7)	$(4.0)

Changes in AOCI by component (net of tax) for the period ended June 30, 2013:

	Six Months Ended June 30, 2013
	Gains/(Losses) on Cash Flow and Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance December 31, 2012	$(2.9)	$(90.1)	$10.9	$(82.1)
Other comprehensive income/(loss) before reclassifications	0.5	0.5	(72.8)	(71.8)
Amounts reclassified from AOCI	0.5	3.5	—	4.0

Other comprehensive income/(loss)	1.0	4.0	(72.8)	(67.8)

Balance June 30, 2013	$(1.9)	$(86.1)	$(61.9)	$(149.9)

NOTE 11. PENSION AND OTHER RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans. The U.S. DBPPs provide defined benefits using a cash balance formula based on years of service and career average salary for its employees or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The retirement healthcare plans are contributory; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Retirement Plans”. The funded and unfunded U.S. pension plans are referred to herein as “Pension Plans”. The U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Other Retirement Plans”.

Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008. New U.S. employees will instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan formulas.

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2013	2012	2013	2012
Components of net periodic expense
Service cost	$4.7	$5.0	$0.4	$0.4
Interest cost	3.3	3.3	0.2	0.2
Expected return on plan assets	(3.1)	(3.1)	—	—
Amortization of net actuarial loss from earlier periods	2.6	2.1	0.1	—
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—

Net periodic expense	$7.6	$7.4	$0.7	$0.6

	Six Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2013	2012	2013	2012
Components of net periodic expense
Service cost	$9.9	$9.5	$0.8	$0.7
Interest cost	6.7	6.5	0.4	0.4
Expected return on plan assets	(6.4)	(6.2)	—	—
Amortization of net actuarial loss from earlier periods	5.4	4.6	0.2	0.1
Amortization of net prior service costs from earlier periods	0.3	0.3	—	—

Net periodic expense	$15.9	$14.7	$1.4	$1.2

The Company contributed $16.8 million to its U.S. funded pension plan and made payments of $1.3 million related to its unfunded U.S. DBPPs and $0.3 million to its U.S. other retirement plans, respectively during the six months ended June 30, 2013. The Company presently anticipates making additional payments of $2.3 million related to its unfunded U.S. DBPPs and $0.4 million to its U.S. other retirement plans during the remainder of 2013.

NOTE 12. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2013	December 31, 2012
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $11.0 million at 2013 and $13.8 million at 2012	311.0	313.8
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.4 million in 2013 and $2.6 million in 2012	497.6	497.4
2012 Senior Notes, due 2022, net of unamortized discount of $3.5 million in 2013 and $3.8 million in 2012	496.4	496.2
2008 Term Loan	—	63.8

Total debt	1,605.0	1,671.2
Current portion	—	(63.8)

Total long-term debt	$1,605.0	$1,607.4

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at June 30, 2013 and December 31, 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders due at various times through May 7, 2013. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan was payable quarterly at rates that were based on LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio.

The 2008 Term Loan contained restrictive covenants that, among other things, restricted the ability of the Company to engage or to permit its subsidiaries to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also limited the amount of debt that subsidiaries of the Company may incur. In addition, the 2008 Term Loan contained a financial covenant that requires the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. The 2008 Term Loan was repaid in full at June 30, 2013.

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	Total
2013 (after June 30,)	$—	$—	$—	$—	$—
2014	—	—	—	—	—
2015	300.0	—	—	—	300.0
2016	—	—	—	—	—
2017	—	300.0	—	—	300.0
Thereafter	—	—	500.0	500.0	1,000.0

Total	$300.0	$300.0	$500.0	$500.0	$1,600.0

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

At June 30, 2013, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2012 Senior Notes, the 2010 Senior Notes and the 2008 Term Loan contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2013, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income	$1.2	$1.2	$2.4	$2.5
Expense on borrowings	(20.5)	(16.4)	(41.5)	(32.8)
(Expense) income on UTPs and other tax related liabilities (a)	(2.4)	(1.5)	(4.6)	3.5
Capitalized	—	0.1	—	(0.1)

Total	$(21.7)	$(16.6)	$(43.7)	$(26.9)

(a)	The amount in the six months ended June 30, 2012 contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.

The following table shows the cash paid for interest:

	Six Months Ended June 30,
	2013	2012
Interest paid*	$41.4	$32.0

*	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 6.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$311.0	$322.4	$313.8	$326.1
Series 2007-1 Notes	300.0	335.6	300.0	348.3
2010 Senior Notes	497.6	535.7	497.4	562.8
2012 Senior Notes	496.4	501.2	496.2	528.8
2008 Term Loan	—	—	63.8	63.8

Total	$1,605.0	$1,694.9	$1,671.2	$1,829.8

*	The carrying amount includes an $11.0 million and $13.8 million fair value adjustment on an interest rate hedge at June 30, 2013 and December 31, 2012, respectively.

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

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and sought, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants was that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, was scheduled for May 2013. On April 24, 2013, pursuant to confidential settlement agreements, the 14 plaintiffs with claims that had been ordered to trial stipulated to the voluntary dismissal, with prejudice, of these claims as against all defendants, and the Court so ordered that stipulation on April 26, 2013. The settlement did not cover certain claims of two plaintiffs that were previously dismissed by the Court. On May 23, 2013, these two plaintiffs filed a Notice of Appeal to the Second Circuit, seeking reversal of the dismissal of their claims and also seeking reversal of the Court’s denial of class certification. According to pleadings filed by plaintiffs in earlier proceedings, they seek approximately $76 million in total compensatory damages in connection with the two claims at issue on the appeal .

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2013, Moody’s has recorded liabilities for Legacy Tax Matters totaling $39.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. In August 2012, New D&B effectively settled examinations for the 2005 and 2006 tax years. As a result, in the third quarter of 2012, Moody’s recorded a reduction of accrued interest expense of $4.4 million ($2.6 million, net of tax) and an increase in other non-operating income of $12.8 million, relating to amounts due to New D&B. As of June 30, 2013, Moody’s liability with respect to this matter totaled $37.7 million. Furthermore, the Company continues to carry a $2.1 million liability for an unrelated Legacy Tax Matter.

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

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to produce these products and services. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. Beginning on January 1, 2013, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the three and six months ended June 30, 2013 and accordingly, the segment results for the three and six months ended June 30, 2012 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment revenue/expense.

Financial Information by Segment

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment.

	Three Months Ended June 30,
	2013				2012
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$556.3	$221.4	$(21.7)	$756.0	$458.7	$202.5	$(20.4)	$640.8
Operating, SG&A	236.2	167.6	(21.7)	382.1	211.3	149.3	(20.4)	340.2

Adjusted Operating Income	320.1	53.8	—	373.9	247.4	53.2	—	300.6

Less:
Depreciation and amortization	11.5	11.6	—	23.1	10.7	11.4	—	22.1

Operating income	$308.6	$42.2	$—	$350.8	$236.7	$41.8	$—	$278.5

	Six Months Ended June 30,
	2013				2012
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,096.4	$434.8	$(43.4)	$1,487.8	$928.5	$399.6	$(40.5)	$1,287.6
Operating, SG&A	520.5	332.8	(43.4)	809.9	432.4	302.6	(40.5)	694.5

Adjusted Operating Income	575.9	102.0	—	677.9	496.1	97.0	—	593.1

Less:
Depreciation and amortization	22.8	23.9	—	46.7	21.9	23.7	—	45.6

Operating income	$553.1	$78.1	$—	$631.2	$474.2	$73.3	$—	$547.5

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
MIS:
Corporate finance (CFG)	$262.9	$191.5	$521.2	$392.0
Structured finance (SFG)	97.2	90.7	190.2	185.0
Financial institutions (FIG)	84.5	77.8	171.0	156.6
Public, project and infrastructure finance (PPIF)	92.7	81.2	176.1	160.3

Total external revenue	537.3	441.2	1,058.5	893.9

Intersegment royalty	19.0	17.5	37.9	34.6

Total	556.3	458.7	1,096.4	928.5

MA:
Research, data and analytics (RD&A)	130.3	121.8	259.9	241.6
Enterprise risk solutions (ERS)	60.2	51.5	113.2	99.6
Professional services (PS)	28.2	26.3	56.2	52.5

Total external revenue	218.7	199.6	429.3	393.7

Intersegment revenue	2.7	2.9	5.5	5.9

Total	221.4	202.5	434.8	399.6

Eliminations	(21.7)	(20.4)	(43.4)	(40.5)

Total MCO	$756.0	$640.8	$1,487.8	$1,287.6

Consolidated Revenue Information by Geographic Area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$408.4	$346.1	$818.3	$691.2
International:
EMEA	222.5	187.1	429.6	377.1
Asia-Pacific	75.5	63.7	143.7	127.2
Americas	49.6	43.9	96.2	92.1

Total International	347.6	294.7	669.5	596.4

Total	$756.0	$640.8	$1,487.8	$1,287.6

Total Assets by Segment:

	June 30, 2013				December 31, 2012
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$1,133.9	1,231.4	1,429.0	$3,794.3	$884.9	1,386.7	1,689.3	$3,960.9

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

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

NOTE 16. SUBSEQUENT EVENTS

On July 15, 2013, the Board approved the declaration of a quarterly dividend of $0.25 per share of Moody’s common stock, payable on September 10, 2013 to shareholders of record at the close of business on August 20, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 70 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Beginning on January 1, 2013, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the three and six months ended June 30, 2013 and accordingly, the segment results for the prior year comparative periods have been reclassified to conform to the new presentation. These reclassifications were not material.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Executive Summary

Moody’s revenue in the second quarter of 2013 totaled $756.0 million, an increase of $115.2 million compared to 2012 and reflected growth across all LOBs in both reportable segments. Total expenses were $405.2 million, an increase of $42.9 million compared to the prior year primarily due to higher compensation costs relating to headcount growth and annual compensation increases. Additionally, there were higher non-compensation expenses which reflected an increase in IT costs and legal expenses for ongoing matters. Operating income of $350.8 million increased $72.3 million compared to 2012 and resulted in an operating margin of 46.4% in 2013 compared to 43.5% in the prior year period. Adjusted Operating Income of $373.9 million in the second quarter of 2013 increased $73.3 million compared to 2012 resulting in an Adjusted Operating Margin of 49.5% compared to 46.9% in the prior year period. Diluted EPS of $1.00 in the second quarter of 2013 increased $0.24 over the prior year period.

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
United States	$408.4	$346.1	18%

International:
EMEA	222.5	187.1	19%
Asia Pacific	75.5	63.7	19%
Americas	49.6	43.9	13%

Total International	347.6	294.7	18%

Total	756.0	640.8	18%

Expenses:
Operating	197.1	180.6	(9%)
SG&A	185.0	159.6	(16%)
Depreciation and amortization	23.1	22.1	(5%)

Total	405.2	362.3	(12%)

Operating income	$350.8	$278.5	26%

Adjusted Operating Income (1)	$373.9	$300.6	24%

Interest income (expense), net	$(21.7)	$(16.6)	(31%)
Other non-operating income (expense), net	$7.7	$2.7	185%
Net income attributable to Moody’s	$225.5	$172.5	31%
Diluted EPS attributable to Moody’s common shareholders	$1.00	$0.76	32%

Operating margin	46.4%	43.5%
Adjusted Operating Margin(1)	49.5%	46.9%

(1)	Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	June 30,		% Change
	2013	2012
United States	2,686	2,531	6%
International	4,284	3,955	8%

Total	6,970	6,486	7%

Global revenue of $756.0 million in the second quarter of 2013 increased $115.2 million compared to 2012 reflecting growth in both reportable segments. The most notable growth in the ratings segment was from CFG where there were strong rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt. The growth in MA reflects higher revenue across all LOBs, most notably in RD&A and ERS. Transaction revenue accounted for 52% and 47% of global MCO revenue in the second quarter of 2013 and 2012, respectively.

U.S. revenue of $408.4 million increased $62.3 million over 2012, reflecting growth across all ratings LOBs, most notably in CFG and SFG, coupled with growth in all LOBs within MA. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases in the MIS segment.

Non-U.S. revenue increased $52.9 million compared to 2012, primarily reflecting higher CFG revenue in all international regions partially offset by declines in most asset classes in SFG in the EMEA region. Also contributing to the revenue growth were increases in the RD&A and ERS LOBs within MA in the EMEA region coupled with revenue growth across all MA LOBs in the Asia Pacific region.

Operating expenses were $197.1 million in the second quarter of 2013, an increase of $16.5 million from 2012 and reflected an increase in both compensation and non-compensation costs. The increase in compensation costs of approximately $12 million reflects higher salaries and related employee benefits reflecting headcount growth as well as the impact of annual compensation increases coupled with higher incentive compensation. The increase in incentive compensation reflected greater projected achievement against full-year targeted results through the second quarter of 2013 compared to the same period in 2012 as well as increases in headcount. The increase in non-compensation costs of approximately $4 million is primarily due to higher IT costs for ongoing initiatives.

SG&A expenses of $185.0 million in the second quarter of 2013 increased $25.4 million from 2012 primarily related to growth in both compensation and non-compensation costs of approximately $15 million and $10 million, respectively. The growth in compensation costs reflects higher salaries and related employee benefits due to annual compensation increases and headcount growth in sales personnel within MA as well as in overhead support areas. The growth also reflects higher incentive compensation primarily resulting from greater projected achievement against full-year targeted results through the second quarter of 2013 compared to the same period in 2012 as well as increases in headcount. The increase in non-compensation expenses is primarily due to higher costs for ongoing IT initiatives as well as higher legal fees for ongoing matters.

Operating income of $350.8 million increased $72.3 million from 2012. Adjusted Operating Income was $373.9 million in the second quarter of 2013 and increased $73.3 million compared to 2012. Operating margin and Adjusted Operating Margin in the second quarter of 2013 of 46.4% and 49.5%, respectively, increased 290bps and 260bps, respectively, compared to the prior year, reflecting strong revenue growth exceeding expense growth.

Interest income (expense), net in the second quarter of 2013 was ($21.7) million, a $5.1 million increase in expense compared to 2012. This increase is primarily due to higher interest on borrowings reflecting the issuance of the 2012 Senior Notes in the third quarter of 2012.

Other non-operating income (expense), net was $7.7 million in the second quarter of 2013, a $5.0 million increase in income compared to 2012 and reflected approximately $5 million in FX gains in the second quarter of 2013 compared to immaterial FX gains in the prior year. The FX gains in 2013 primarily related to the strengthening of the euro relative to the British pound.

The Company’s ETR was 32.2% in the second quarter of 2013, down from 33.6% in 2012. The decrease was primarily due to U.S. tax legislation enacted in the first quarter of 2013 which retroactively extended certain tax benefits to the 2012 tax year and prospectively extended these tax benefits to the 2013 tax year. Additionally, there were lower taxes on non-U.S. income.

Net Income in the second quarter of 2013 was $225.5 million, or $1.00 per diluted share. This is an increase of $53.0 million, or $0.24 per diluted share, compared to the second quarter of 2012.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Corporate finance (CFG)	$262.9	$191.5	37%
Structured finance (SFG)	97.2	90.7	7%
Financial institutions (FIG)	84.5	77.8	9%
Public, project and infrastructure finance (PPIF)	92.7	81.2	14%

Total external revenue	537.3	441.2	22%

Intersegment royalty	19.0	17.5	9%

Total MIS Revenue	556.3	458.7	21%

Expenses:
Operating and SG&A (including intersegment expenses)	236.2	211.3	(12%)

Adjusted Operating Income	320.1	247.4	29%

Depreciation and amortization	11.5	10.7	(7%)

Operating income	$308.6	$236.7	30%

Adjusted Operating Margin	57.5%	53.9%
Operating margin	55.5%	51.6%

The following is a discussion of external MIS revenue and operating and SG&A expenses:

Global MIS revenue of $537.3 million for the second quarter of 2013 increased $96.1 million compared to 2012, reflecting growth in all ratings LOBs. The most notable growth was within CFG and reflected an increase in rated issuance volumes for speculative-grade corporate debt and bank loans as well as investment-grade corporate debt. The growth over the prior year period also reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Transaction revenue for MIS was 65% and 60% in the second quarter of 2013 and 2012, respectively.

In the U.S., revenue was $313.2 million in the second quarter of 2013, an increase of $55.2 million, or 21% compared to 2012. The increase primarily reflects strong growth in rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt in CFG coupled with an increase in rated issuance volumes for CMBS and REITs within SFG. Also contributing to the growth over the second quarter of 2012 were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases.

Non-U.S. revenue was $224.1 million in the second quarter of 2013, an increase of $40.9 million compared to 2012. The growth over 2012 primarily reflects higher revenue from rating speculative-grade corporate debt and bank loans coupled with higher investment-grade corporate debt revenue across all regions and higher infrastructure finance revenue in EMEA. Also contributing to the growth over the second quarter of 2012 were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines in issuance across most asset classes in SFG within the EMEA region.

Global CFG revenue of $262.9 million in the second quarter of 2013 increased $71.4 million from 2012 reflecting strong growth in rated issuance volumes for high-yield corporate debt and bank loans as well as investment-grade corporate debt. Also contributing to the growth in revenue were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The aforementioned increase in rated issuance volumes largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as refinance existing borrowings combined with increased investor appetite for higher-yielding fixed income securities. Transaction revenue represented 75% of total CFG revenue in the second quarter of 2013, compared to 70% in 2012. In the U.S., revenue in the second quarter of 2013 was $152.2 million, or $33.7 million higher than 2012. Internationally, revenue of $110.7 million in the second quarter of 2013 increased $37.7 million compared to 2012 reflecting strong high-yield corporate debt issuance in the EMEA and Asia-Pacific regions.

Global SFG revenue of $97.2 million in the second quarter of 2013 increased $6.5 million compared to 2012 and reflected an increase in rated issuance volumes in the CMBS and REIT asset classes in the U.S. being partially offset by declines across most asset classes in the EMEA region. Transaction revenue was 61% of total SFG revenue in the second quarter of 2013 compared to 57% in 2012. In the U.S., revenue of $62.1 million increased $13.9 million compared to 2012, reflecting growth in CMBS and REIT issuance. The growth in these asset classes reflects the current low interest rate environment as well as narrowing credit spreads and increased investor demand for these securities. Non-U.S. revenue in the second quarter of 2013 of $35.1 million decreased $7.4 million compared to 2012 reflecting declines across most asset classes in the EMEA region, most notably in RMBS and ABS. The decline in RMBS issuance reflects fewer deals originating as banks have had alternative access to capital as a result of the “Funding for Lending” program implemented in the U.K which allows institutions to borrow from the Bank of England at favorable rates in exchange for providing mortgage loans as collateral for the borrowing.

Global FIG revenue of $84.5 million in the second quarter of 2013 was $6.7 million higher compared to 2012 with the primary driver of the growth reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Additionally, the growth reflects higher banking-related rated issuance volumes in the U.S. and EMEA. The increase in rated issuance volumes reflects larger financial institutions coming to market as credit spreads have tightened in this sector. Also contributing to the increase was higher insurance revenue in EMEA primarily reflecting insurers opportunistically refinancing existing borrowings as well as issuance to fund acquisition-related activities. Transaction revenue was 37% of total FIG revenue in the second quarter of 2013 compared to 35% in 2012. In the U.S. and internationally, revenue was $36.0 million and $48.5 million, respectively, in the three months ended June 30, 2013, or 9% and 8% higher, respectively, compared to the second quarter of 2012.

Global PPIF revenue was $92.7 million in the second quarter of 2013, an increase of $11.5 million compared to 2012, with approximately one-half of the increase reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Additionally, there was growth in infrastructure finance rated issuance volumes across all regions and higher project finance rated issuance volumes in the U.S. These increases reflect issuers coming to market in the current low interest rate environment as well as issuance to expand their liquidity positions while interest rates remain favorable. Revenue generated from new transactions was 65% in the second quarter of 2013 compared to 62% in 2012. In the U.S., revenue in the second quarter of 2013 was $62.9 million and increased $4.5 million compared to 2012. Outside the U.S., PPIF revenue increased $7 million.

Operating and SG&A expenses in the second quarter of 2013 increased $24.9 million compared to 2012 due to growth in both compensation and non-compensation expenses of approximately $17 million and $8 million, respectively. The growth in compensation costs reflects higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, there was an increase in incentive compensation which reflects greater achievement against full-year targeted results through the second quarter of 2013 compared to the same period in the prior year coupled with the aforementioned headcount growth. The growth in non-compensation expenses reflects higher costs related to continued investment in IT initiatives as well as higher costs for ongoing legal matters.

Adjusted Operating Income in the second quarter of 2013, which includes intersegment royalty revenue and intersegment expenses was $320.1 million, an increase of $72.7 million compared to 2012. Operating income in the second quarter of 2013 of $308.6 million, which includes intersegment royalty revenue and intersegment expenses, increased $71.9 million from the same period in 2012. Adjusted Operating margin and operating margin and were 57.5% and 55.5%, respectively, or 360bps and 390bps higher compared to the second quarter of 2012 due to strong revenue growth outpacing increases in operating and SG&A expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Research, data and analytics (RD&A)	$130.3	$121.8	7%
Enterprise risk solutions (ERS)	60.2	51.5	17%
Professional services (PS)	28.2	26.3	7%

Total external revenue	218.7	199.6	10%

Intersegment revenue	2.7	2.9	(7%)

Total MA Revenue	221.4	202.5	9%

Expenses:
Operating and SG&A (including intersegment expenses)	167.6	149.3	(12%)

Adjusted Operating Income	53.8	53.2	1%

Depreciation and amortization	11.6	11.4	(2%)

Operating income	$42.2	$41.8	1%

Adjusted Operating Margin	24.3%	26.3%
Operating margin	19.1%	20.6%

The following is a discussion of external MA revenue and operating and SG&A expenses:

Global MA revenue increased $19.1 million compared to the second quarter of 2012, and reflected growth across all three LOBs. Recurring revenue comprised 79% of total MA revenue in the second quarter ended June 30, 2013 compared with 80% in the prior year period.

In the U.S., revenue of $95.2 million in the second quarter of 2013 increased $7.1 million, and reflected growth across all three LOBs. International revenue of $123.5 million in the second quarter of 2013 was $12.0 million higher than in the same period in 2012, and also reflected growth in all LOBs.

Global RD&A revenue, which comprised 60% and 61% of total external MA revenue in the second quarter ended June 30, 2013 and 2012, respectively, increased $8.5 million over the prior year period. The growth was primarily due to increased sales of credit research via the CreditView product and solid growth from other data and analytic products. Global ERS revenue in the second quarter of 2013 increased $8.7 million over the same period in 2012, primarily due to revenue from the sale and implementation of regulatory and compliance software to various financial institutions. Revenue from the PS LOB increased $1.9 million compared to the second quarter of 2012, reflecting growth in revenue from outsourced research and analytical services to institutional customers. Revenue from the FSTC reporting unit within the PS LOB was flat compared to the second quarter of 2012. If the FSTC reporting unit does not achieve its financial forecast it could result in a goodwill impairment charge in future quarters. Revenue in the ERS LOB is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the second quarter of 2013, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $18.3 million compared to 2012 reflecting higher compensation costs of approximately $11 million and higher non-compensation expenses of approximately $7 million. The increase in compensation costs reflects higher headcount to support business growth coupled with annual compensation increases as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. The expense growth also reflects an increase in incentive compensation resulting from higher projected achievement against full-year targeted results through the second quarter of 2013 compared to projected achievement in the same period of the prior year. The increase in non-compensation expenses reflects higher contingent consideration costs related to the acquisition of Copal coupled with higher professional service fees related to product delivery.

Adjusted Operating Income was $53.8 million in the second quarter of 2013, including intersegment revenue and expenses, and increased $0.6 million compared to 2012. Operating income of $42.2 million in the second quarter of 2013 increased $0.4 million compared to the same period in 2012. Adjusted Operating Margin for the second quarter of 2013 was 24.3%, and decreased 200bps compared to 2012. Operating margin was 19.1%, and decreased 150bps from the prior year.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Executive Summary

Moody’s revenue in the first half of 2013 totaled $1,487.8 million, an increase of $200.2 million compared to 2012 and reflected growth in both reportable segments, most notably in the high-yield sector of CFG within MIS. Total expenses were $856.6 million, an increase of $116.5 million compared to the prior year and reflected the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. Expenses also increased due to higher compensation costs relating to headcount growth and annual compensation increases. Operating income of $631.2 million increased $83.7 million compared to 2012 and resulted in an operating margin of 42.4% in 2013, which was flat compared to the prior year. Adjusted Operating Income of $677.9 million in the first half of 2013 increased $84.8 million compared to 2012 resulting in an Adjusted Operating Margin of 45.6% compared to 46.1% in the prior year period. Diluted EPS of $1.83 in the first half of 2013, which includes a $0.14 charge related to the aforementioned settlement of litigation matters in the first quarter, increased $0.31 over the prior year period. Excluding the litigation settlement in the first quarter of 2013, non-GAAP EPS was $1.97, or $0.45 higher than in in the prior year period.

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
United States	$818.3	$691.2	18%

International:
EMEA	429.6	377.1	14%
Asia Pacific	143.7	127.2	13%
Americas	96.2	92.1	4%

Total International	669.5	596.4	12%

Total	1,487.8	1,287.6	16%

Expenses:
Operating	397.9	366.1	(9%)
SG&A	412.0	328.4	(25%)
Depreciation and amortization	46.7	45.6	(2%)

Total	856.6	740.1	(16%)

Operating income	$631.2	$547.5	15%

Adjusted Operating Income (1)	$677.9	$593.1	14%

Interest income (expense), net	$(43.7)	$(26.9)	(62%)
Other non-operating income (expense), net	$16.5	$2.6	NM
Net income attributable to Moody’s	$413.9	$346.0	20%
Diluted EPS attributable to Moody’s common shareholders	$1.83	$1.52	20%
Non-GAAP EPS attributable to Moody’s common shareholders	$1.97	$1.52	30%

Operating margin	42.4%	42.5%
Adjusted Operating Margin(1)	45.6%	46.1%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $1,487.8 million in the first half of 2013 increased $200.2 million compared to 2012 reflecting growth in both reportable segments. The increase in ratings revenue reflects strong growth in CFG due to higher rated issuance volumes for high-yield corporate debt and bank loans in all regions as well as higher rated issuance volumes in U.S. investment-grade corporate debt. The growth in MA reflects higher revenue across all LOBs, most notably in RD&A and ERS. Transaction revenue accounted for 52% and 48% of global MCO revenue in the first half of 2013 and 2012, respectively.

U.S. revenue of $818.3 million increased $127.1 million over 2012, reflecting growth across all ratings LOBs, most notably in CFG and SFG, coupled with growth in all LOBs within MA. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases in the MIS segment.

Non-U.S. revenue increased $73.1 million compared to 2012, reflecting higher CFG revenue in all regions coupled with increases in MA revenue in all LOBs within the EMEA region. These increases were partially offset by declines in most asset classes in SFG in the EMEA region.

Operating expenses were $397.9 million in the first half of 2013, an increase of $31.8 million from 2012 and reflected increases in both compensation and non-compensation costs. The increase in compensation costs of approximately $21 million reflects higher salaries and related employee benefits primarily resulting from increases in headcount as well as the impact of annual compensation increases. Additionally, the increase reflects higher incentive compensation due to higher projected achievement against full-year targeted results through the first half of 2013 compared to the same period in 2012 coupled with the aforementioned headcount growth. The increase in non-compensation costs of approximately $10 million is primarily due to an increase in costs relating to ongoing IT initiatives.

SG&A expenses of $412.0 million in the first half of 2013 increased $83.6 million from 2012 with the primary driver of the expense growth reflecting the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. The remaining increase in SG&A expenses reflects growth in compensation costs primarily due to higher salaries and related employee benefits resulting from annual compensation increases and headcount growth in sales personnel within MA as well as in overhead support areas. Additionally, the growth reflects higher incentive compensation due to higher projected achievement against full-year targeted results through the first half of 2013 compared to the same period in 2012 coupled with the aforementioned headcount growth. The increase in non-compensation expenses is primarily due to an increase in costs to support ongoing IT initiatives as well as higher legal defense costs for ongoing matters.

Operating income of $631.2 million increased $83.7 million from 2012. Adjusted Operating Income was $677.9 million in the first half of 2013 and increased $84.8 million compared to 2012. Operating margin was flat compared to 2012. Adjusted Operating Margin in the first half of 2013 of 45.6% declined 50bps compared to the prior year, as the aforementioned litigation settlement charge had a greater impact on the Adjusted Operating Income’s smaller expense base.

Interest income (expense), net in the first half of 2013 was ($43.7) million, a $16.8 million increase in expense compared to 2012. This increase is due to higher interest on borrowings reflecting the issuance of the 2012 Senior Notes in the third quarter of 2012 coupled with an approximate $7 million reversal of interest on UTPs in the prior year relating to the settlement of state and local tax audits.

Other non-operating income (expense), net was $16.5 million in the first half of 2013, a $13.9 million increase in income compared to 2012 and reflected approximately $13 million in FX gains in the first six months of 2013 compared to FX losses of approximately $1 million in the prior year. The FX gains in 2013 primarily related to the strengthening of the euro relative to the British pound.

The Company’s ETR was 30.5% in the first half of 2013, down from 32.9% in 2012. The decrease was primarily due to tax benefits on the aforementioned litigation settlement charge as well as U.S. tax legislation enacted in early 2013 which retroactively extended certain tax benefits to the 2012 tax year and prospectively extended these tax benefits to the 2013 tax year. Additionally, there were lower taxes on foreign income.

Net Income in the first half of 2013 was $413.9 million, or $1.83 per diluted share, and included a $0.14 charge in the first quarter of 2013 related to the aforementioned litigation settlement. This is an increase of $67.9 million, or $0.31 per diluted share, compared to the first half of 2012. Excluding the charge for the litigation settlement, non-GAAP EPS of $1.97 in the first half of 2013 was $0.45 higher than in the same period of the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Corporate finance (CFG)	$521.2	$392.0	33%
Structured finance (SFG)	190.2	185.0	3%
Financial institutions (FIG)	171.0	156.6	9%
Public, project and infrastructure finance (PPIF)	176.1	160.3	10%

Total external revenue	1,058.5	893.9	18%

Intersegment royalty	37.9	34.6	10%

Total MIS Revenue	1,096.4	928.5	18%

Expenses:
Operating and SG&A (including intersegment expenses)	520.5	432.4	(20%)

Adjusted Operating Income	575.9	496.1	16%

Depreciation and amortization	22.8	21.9	(4%)

Operating income	$553.1	$474.2	17%

Adjusted Operating Margin	52.5%	53.4%
Operating margin	50.4%	51.1%

The following is a discussion of external MIS revenue and operating and SG&A expenses:

Global MIS revenue of $1,058.5 million for the first six months of 2013 increased $164.6 million compared to 2012, reflecting growth in all ratings LOBs. The most notable growth was within CFG and reflected an increase in rated issuance volumes for speculative-grade corporate debt and bank loans as well as higher revenue from rating investment-grade corporate debt. The growth over the prior year period also reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Transaction revenue for MIS was 65% and 61% in the first six months of 2013 and 2012, respectively.

In the U.S., revenue was $626.3 million in the first half of 2013, an increase of $109.1 million, or 21% compared to 2012. The increase reflects strong growth in rated issuance volumes for high-yield and investment-grade corporate debt and bank loans in CFG as well as an increase in rated issuance volumes for CMBS and CLOs within SFG. Also contributing to the growth over the first half of 2012 were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases.

Non-U.S. revenue was $432.2 million in the first half of 2013, an increase of $55.5 million compared to 2012. The growth over 2012 reflects higher revenue from rating high-yield and investment-grade corporate debt as well as bank loans coupled with higher banking, insurance and infrastructure finance-related revenue in the EMEA region. Also contributing to the growth over the first half of 2012 were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines in issuance across most asset classes in SFG within the EMEA region.

Global CFG revenue of $521.2 million in the first half of 2013 increased $129.2 million from 2012 reflecting strong growth in rated issuance volumes for high-yield corporate debt and bank loans across all regions coupled with higher rated issuance volumes for investment-grade corporate debt in the U.S. Also contributing to the growth in revenue were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The aforementioned increase in rated issuance volumes largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as refinance existing borrowings combined with increased investor appetite for higher-yielding fixed income securities. Transaction revenue represented 76% of total CFG revenue in the first half of 2013, compared to 72% in 2012. In the U.S., revenue in the first half of 2013 was $314.3 million, or $65.8 million higher than 2012. Internationally, revenue of $206.9 million in the first half of 2013 increased $63.4 million compared to 2012 reflecting strong growth in speculative-grade and bank loan revenue in the EMEA and Asia-Pacific region.

Global SFG revenue of $190.2 million in the first half of 2013 increased $5.2 million compared to 2012 and reflected higher CLO, CMBS and REIT issuance in the U.S. coupled with the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. These increases were partially offset by declines across most asset classes in the EMEA region. Transaction revenue was 60% of total SFG revenue in the first half of 2013 compared to 57% in 2012. In the U.S., revenue of $121.6 million increased $26.3 million compared to the same period in 2012, reflecting growth in CLO, CMBS and REIT rated issuance volumes. The growth in these asset classes reflects the current low interest rate environment as well as narrow credit spreads and increased investor demand for these securities. Additionally, the growth in CLO revenue reflected issuance in the first quarter of 2013 ahead of a new FDIC regulation effective in April 2013 which deems these securities to be “higher risk securitizations” for purposes of calculating insurance assessments for insured depository institutions. Non-U.S. revenue in the first half of 2013 of $68.6 million decreased $21.1 million compared to 2012 reflecting declines across all asset classes in the EMEA region, most notably in RMBS and ABS. The decline in RMBS issuance reflects fewer deals originating as banks have had alternative access to capital as a result of the “Funding for Lending” program implemented in the U.K which allows institutions to borrow from the Bank of England at favorable rates in exchange for providing mortgage loans as collateral for the borrowing. The decline in ABS issuance in the EMEA region reflects continued macroeconomic uncertainties in Europe as well as banks in the region being currently well funded from the ECBs long term refinancing operation.

Global FIG revenue of $171.0 million in the first half of 2013 was $14.4 million higher compared to 2012 reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Also contributing to the increase was growth in banking-related revenue in the U.S. reflecting an increase in rated issuance volumes. The increase in rated issuance volumes in the U.S. reflects larger financial institutions coming to market as credit spreads have tightened in this sector. Also contributing to the increase was higher insurance revenue in EMEA primarily reflecting issuers opportunistically refinancing debt amidst favorable interest rate conditions coupled with issuance to fund M&A activity in the sector. Transaction revenue was 38% of total FIG revenue in the first half of 2013 compared to 36% in the same period in 2012. In the U.S. and internationally, revenue was $71.9 million and $99.1 million, respectively, in the six months ended June 30, 2013, or 11% and 8% higher, respectively, compared to the first half of 2012.

Global PPIF revenue was $176.1 million in the first half of 2013, an increase of $15.8 million compared to 2012, primarily reflecting the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases as well as increases in U.S. project and infrastructure finance rated issuance volumes. Revenue generated from new transactions was 63% in the first half of 2013 compared to 62% in 2012. In the U.S., revenue in the first half of 2013 was $118.5 million and increased $9.6 million compared to 2012. Outside the U.S., PPIF revenue increased $6.2 million compared to 2012.

Operating and SG&A expenses in the first half of 2013 increased $88.1 million compared to 2012 primarily due to growth in both non-compensation and compensation costs of $67 million and $21 million, respectively. The primary driver of the increase in non-compensation expenses was the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A coupled with higher legal costs for ongoing matters. The growth in compensation costs reflected higher salaries resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Compensation costs also increased due to higher pension expense resulting from a decrease in the discount rate used to value the Company’s obligation and the amortization of prior year actuarial losses.

Adjusted Operating Income in the first half of 2013, which includes intersegment royalty revenue, intersegment expenses and the aforementioned litigation settlement charge was $575.9 million, an increase of $79.8 million compared to 2012. Operating income in the first half of 2013 of $553.1 million increased $78.9 million from the same period in 2012. Adjusted Operating Margin and operating margin were 52.5% and 50.4%, respectively, or 90bps and 70bps lower compared to the first half of 2012 due to the aforementioned litigation settlements.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six months ended June 30		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Research, data and analytics (RD&A)	$259.9	$241.6	8%
Enterprise risk solutions (ERS)	113.2	99.6	14%
Professional services (PS)	56.2	52.5	7%

Total external revenue	429.3	393.7	9%

Intersegment revenue	5.5	5.9	(7%)

Total MA Revenue	434.8	399.6	9%

Expenses:
Operating and SG&A (including intersegment expenses)	332.8	302.6	(10%)

Adjusted Operating Income	102.0	97.0	5%

Depreciation and amortization	23.9	23.7	(1%)

Operating income	$78.1	$73.3	7%

Adjusted Operating Margin	23.5%	24.3%
Operating margin	18.0%	18.3%

The following is a discussion of external MA revenue and operating and SG&A expenses:

Global MA revenue increased $35.6 million compared to the first half of 2012, with the most notable growth in RD&A and ERS. Recurring revenue comprised 80% of total MA revenue in both the first half of 2013 and 2012.

In the U.S., revenue of $192.0 million in the first half of 2013 increased $18.0 million, and reflected growth across all three LOBs. International revenue of $237.3 million in the first half of 2013 was $17.6 million higher than in the same period in 2012.

Global RD&A revenue, which comprised 61% of total external MA revenue in the first half of both 2013 and 2012, increased $18.3 million over the prior year period. The growth was primarily due to increased sales of credit research via the CreditView product and solid growth from other data and analytic products. Global ERS revenue in the first half of 2013 increased $13.6 million over the same period in 2012, primarily due to revenue from the sale and implementation of regulatory and compliance software to various financial institutions. Revenue from the PS LOB increased $3.7 million compared to the first half of 2012, reflecting growth in revenue from outsourced research and analytical services to institutional customers being partially offset by softness in the FSTC reporting unit. If the FSTC reporting unit does not achieve its financial forecast it could result in a goodwill impairment charge in future quarters. Revenue in the ERS LOB is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in the first half of 2013, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $30.2 million compared to 2012 reflecting both higher compensation and non-compensation costs of approximately $20 million and $10 million, respectively. The increase in compensation costs reflects higher headcount to support business growth coupled with annual compensation increases as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. The expense growth also reflects an increase in incentive compensation resulting from higher projected achievement against full-year targeted results through the first half of 2013 compared to the same period in the prior year. The increase in non-compensation expenses is primarily due to higher contingent consideration costs of approximately $7 million relating to the acquisition of Copal.

Adjusted Operating Income was $102.0 million in the first half of 2013 and increased $5.0 million compared to the same period in 2012. Operating income of $78.1 million in the first half of 2013, which includes intersegment revenue and expenses, increased $4.8 million compared to the same period in 2012. Adjusted Operating Margin for the first half of 2013 was 23.5%, compared to 24.3% in the first half of 2012. Operating margin was 18.0%, or essentially flat compared to the prior year.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating cash flow. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2013	2012
Net cash provided by operating activities	$369.1	$235.5	$133.6
Net cash used in investing activities	$(19.0)	$(25.9)	$6.9
Net cash used in financing activities	$(426.2)	$(142.5)	$(283.7)
Free cash flow*	$351.0	$213.6	$137.4

*	Free cash flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities less cash paid for capital additions. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The following changes related to non-cash items impacted cash provided by operating activities in 2013 compared to 2012, relative to net income:

•

a $36.7 million decrease in deferred income taxes primarily due to the utilization of deferred tax assets relating to a payment for UTBs upon the settlement of state and local tax audits in the first quarter of 2012;

•

a $17.8 million decrease relating to greater excess tax benefits from stock-based compensation plans primarily due to an increase in stock option exercises in 2013 resulting from the increase in Moody’s stock price.

In addition to the non-cash items discussed above and an increase in Net Income of $68.3 million, the $133.6 million increase in net cash flows provided by operating activities reflected:

•	payments of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits;

•

a $42.9 million increase in cash flow from changes in accounts receivable balances primarily reflecting a larger increase in accounts receivable balances in the first six months of 2012 compared to 2013. The increase in 2012 reflected lower accounts receivable balances at December 31, 2011 resulting from declines in corporate finance issuance in the fourth quarter of 2011. Approximately 27% of the Company’s accounts receivable balance at both June 30, 2013 and 2012 represents unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

Partially offset by:

•

an approximate $51 million decrease primarily relating to higher incentive compensation payouts in 2013 compared to the prior year reflecting higher achievement against full-year targeted results in 2012 compared to achievement in the prior year period.

The remaining increase in cash flow is due to changes in various other assets and liabilities.

Net cash used in financing activities

The $283.7 million increase in cash used in financing activities was attributed to:

•	Treasury shares repurchased of $350.4 million in the first half of 2013 compared to $100.0 million repurchased in the prior year period;

•	Repayments on the 2008 Term Loan of $63.8 million in the first half of 2013 compared to $7.5 million in the prior year period;

Partially offset by:

•

Higher net proceeds from stock-based compensation plans of $25.9 million reflecting an increase in stock option exercises in 2013 which is generally correlated with the increase in Moody’s share price. These proceeds were partially offset by a greater number of shares retained in treasury stock to satisfy employee tax withholding obligations in connection with the vesting of restricted stock in March 2013;

•	Higher excess tax benefits from stock-based compensation plans of $17.8 million due to higher stock option exercises in 2013 resulting from the higher trading price of Moody’s common shares.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents of $1,633.0 million at June 30, 2013 consisted of approximately $1 billion located outside of the U.S, of which approximately 70% is denominated in euros and British pounds. The cash held in the Company’s non-U.S. operations contains approximately $920 million in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. On July 15, 2013, the Board of Directors of the Company declared a quarterly dividend of $ 0.25 per share of Moody’s common stock, payable on September 10, 2013 to shareholders of record at the close of business on August 20, 2013. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. Additionally, the Company expects to complete approximately $650 million of share repurchases in the second half of 2013. Share repurchase activity in the near term is subject to available cash flow, market conditions and other capital allocation decisions. As of June 30, 2013, Moody’s had $1.3 billion of share repurchase authority remaining under its current programs, which do not have an established expiration, and reflect the additional $1.0 billion of share repurchase authority approved by the Board on February 12, 2013.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based on the financial results of Copal subject to a floor exercise price of approximately $46 million. The redemption value of this redeemable noncontrolling interest was $78.7 million at June 30, 2013. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next one to four years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At June 30, 2013, Moody’s had $1.6 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available under the 2012 Facility. Principal payments on the Company’s borrowings will be made in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of June 30, 2013 are approximately GBP 121 million, of which approximately GBP 10 million will be paid in the next 12 months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of June 30, 2013, including the aforementioned rent credits, are approximately $493 million, of which approximately $32 million will be paid during the next 12 months.

Indebtedness

The following table summarizes total indebtedness:

	June 30, 2013	December 31, 2012
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $11.0 million at 2013 and $13.8 million at 2012	311.0	313.8
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.4 million in 2013 and $2.6 million in 2012	497.6	497.4
2012 Senior Notes, due 2022, net of unamortized discount of $3.5 million in 2013 and $3.8 million in 2012	496.4	496.2
2008 Term Loan	—	63.8

Total debt	1,605.0	1,671.2
Current portion	—	(63.8)

Total long-term debt	$1,605.0	$1,607.4

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at June 30, 2013 and December 31, 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders due at various times through May 7, 2013. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan was payable quarterly at rates that were based on LIBOR plus a margin that can range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio.

The 2008 Term Loan contained restrictive covenants that, among other things, restricted the ability of the Company to engage or to permit its subsidiaries to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also limited the amount of debt that subsidiaries of the Company may incur. In addition, the 2008 Term Loan contained a financial covenant that requires the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. The 2008 Term Loan was repaid in full at June 30, 2013.

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	Total
2013 (after June 30,)	$—	$—	$—	$—	$—
2014	—	—	—	—	—
2015	300.0	—	—	—	300.0
2016	—	—	—	—	—
2017	—	300.0	—	—	300.0
Thereafter	—	—	500.0	500.0	1,000.0

Total	$300.0	$300.0	$500.0	$500.0	$1,600.0

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

At June 30, 2013, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2007 Facility, the 2005 Agreement, the 2007 Agreement, the 2012 Senior Notes and the 2010 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2013, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income	$1.2	$1.2	$2.4	$2.5
Expense on borrowings	(20.5)	(16.4)	(41.5)	(32.8)
(Expense) income on UTPs and other tax related liabilities (a)	(2.4)	(1.5)	(4.6)	3.5
Capitalized	—	0.1	—	(0.1)

Total	$(21.7)	$(16.6)	$(43.7)	$(26.9)

(a)	The six months ended June 30, 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.

The following table shows the cash paid for interest:

	Six Months Ended June 30,
	2013	2012
Interest paid*	$41.4	$32.0

*	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 6.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$311.0	$322.4	$313.8	$326.1
Series 2007-1 Notes	300.0	335.6	300.0	348.3
2010 Senior Notes	497.6	535.7	497.4	562.8
2012 Senior Notes	496.4	501.2	496.2	528.8
2008 Term Loan	—	—	63.8	63.8

Total	$1,605.0	$1,694.9	$1,671.2	$1,829.8

*	The carrying amount includes an $11.0 million and $13.8 million fair value adjustment on an interest rate hedge at June 30, 2013 and December 31, 2012, respectively.

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

Off-Balance Sheet Arrangements

At June 30, 2013, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2013:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$2,130.8	$79.1	$453.3	$428.3	$1,170.1
Operating lease obligations	773.4	77.2	126.6	106.7	462.9
Purchase obligations	132.8	69.7	63.1	—	—
Contingent consideration related to acquisitions(2)	2.3	—	2.3	—	—
Pension obligations(3)	118.2	19.9	10.2	13.5	74.6

Total(4)	$3,157.5	$245.9	$655.5	$548.5	$1,707.6

(1)	Reflects principal payments, related interest and applicable fees due on the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2012 Facility, as described in Note 12 to the condensed consolidated financial statements
(2)	Reflects a $2.3 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016.
(3)	Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Other Retirement Plans described in Note 11 to the condensed consolidated financial statements
(4)	The table above does not include the Company’s net long-term tax liabilities of $222.7 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. This amount is excluded as the exact amount of the payment is still uncertain. In addition, the table above does not include the following relating to the acquisition of Copal; (i) the $14.2 million note payable as described in Note 12 to the consolidated financial statements, (ii) $8.2 million in contingent consideration payments and (iii) the $78.7 million Redeemable Noncontrolling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated

Dividends

On July 15, 2013, the Board approved the declaration of a quarterly dividend of $ 0.25 per share of Moody’s common stock, payable on September 10, 2013 to shareholders of record at the close of business on August 20, 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating income	$350.8	$278.5	$631.2	$547.5
Adjustments:
Depreciation and amortization	23.1	22.1	46.7	45.6

Adjusted Operating Income	$373.9	$300.6	$677.9	$593.1

Operating Margin	46.4%	43.5%	42.4%	42.5%
Adjusted Operating Margin	49.5%	46.9%	45.6%	46.1%

Non-GAAP Diluted EPS

The Company presents this non-GAAP measure to exclude the impact of litigation settlements to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

Six Months Ended June 30,
2013
Diluted EPS - GAAP	$1.83
Impact of litigation settlements	0.14

Diluted EPS - Non-GAAP	$1.97

Full Year Ended December 31, 2013
Diluted EPS guidance - GAAP	$3.35 -$3.45
Impact of litigation settlements	0.14

Diluted EPS guidance - Non-GAAP	$3.49 - $3.59

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

	Six Months Ended June 30,
	2013	2012
Net cash flows provided by operating activities	$369.1	$235.5
Capital additions	(18.1)	(21.9)

Free cash flow	$351.0	$213.6

Net cash used in investing activities	$(19.0)	$(25.9)
Net cash used in financing activities	$(426.2)	$(142.5)

2013 Outlook

Moody’s outlook for 2013 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. There is an important degree of uncertainty surrounding these assumptions and, if actual conditions differ, Moody’s results for the year may differ materially from the current outlook. Moody’s guidance assumes foreign currency translation at end-of-quarter exchange rates.

Moody’s full-year EPS guidance remains $3.35 to $3.45 on a GAAP basis, including the $0.14 per share impact of the litigation settlement charge. Moody’s full-year 2013 non-GAAP EPS guidance range, which excludes the impact of the litigation settlement charge, remains $3.49 to $3.59. For Moody’s overall, the Company still expects full-year 2013 revenue to grow in the high-single-digit percent range. Full-year 2013 operating expenses are still projected to increase in the mid-single-digit percent range. Full-year 2013 operating margin is still projected to be 41 to 42 percent and Adjusted Operating Margin for the year is still expected to be 44 to 45 percent. Guidance ranges for operating expenses, operating margin and Adjusted Operating Margin all include the first quarter litigation settlement charge. The effective tax rate is still expected to be approximately 32 percent. Moody’s has raised its annualized dividend to $1.00 per share, a 25% increase from the prior $0.80. Full-year 2013 total share repurchases are now expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions. Capital expenditures are still projected to be approximately $50 million. The Company still expects approximately $100 million in depreciation and amortization expense. Free cash flow is still expected to be approximately $850 million.

Certain components of 2013 revenue guidance have been modified to reflect the Company’s current view of business conditions. For the global MIS business, revenue for full-year 2013 is still expected to increase in the high-single-digit percent range. Both U.S. and non-U.S. MIS revenue are also now expected to increase in the high-single-digit percent range. Corporate finance revenue is now projected to grow in the low-teens percent range. Revenue from structured finance is now expected to decrease in the low-single-digit percent range, while revenue from financial institutions is still expected to grow in the low-single-digit percent range. Public, project and infrastructure finance revenue is still expected to increase in the low-double-digit percent range.

For MA, full-year 2013 revenue is still expected to increase in the high-single-digit percent range. Within the U.S., MA revenue is now expected to increase in the low-double-digit percent range. Non-U.S. revenue is now expected to increase in the mid-single-digit percent range. Revenue from research, data and analytics is still projected to grow in the high-single-digit percent range, while revenue for enterprise risk solutions is still expected to grow in the low-double-digit percent range. Professional services revenue is still expected to grow in the high-single-digit percent range.

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

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and sought, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants was that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, was scheduled for May 2013. On April 24, 2013, pursuant to confidential settlement agreements, the 14 plaintiffs with claims that had been ordered to trial stipulated to the voluntary dismissal, with prejudice, of these claims as against all defendants, and the Court so ordered that stipulation on April 26, 2013. The settlement did not cover certain claims of two plaintiffs that were previously dismissed by the Court. On May 23, 2013, these two plaintiffs filed a Notice of Appeal to the Second Circuit, seeking reversal of the dismissal of their claims and also seeking reversal of the Court’s denial of class certification. According to pleadings filed by plaintiffs in earlier proceedings, they seek approximately $76 million in total compensatory damages in connection with the two claims at issue on the appeal.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2013, Moody’s has recorded liabilities for Legacy Tax Matters totaling $39.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

At the time of the 2000 Distribution, New D&B paid Moody’s $55.0 million for 50% of certain anticipated future tax benefits through 2012. In the event that these tax benefits are not claimed or otherwise not realized by New D&B, or there is an IRS audit of New D&B impacting these tax benefits, Moody’s would be required to repay to New D&B an amount equal to the discounted value of its share of the related future tax benefits as well as its share of any tax liability incurred by New D&B. In June 2011, the statute of limitations for New D&B relating to the 2004 tax year expired. As a result, in the second quarter of 2011, Moody’s recorded a reduction of accrued interest expense of $2.8 million ($1.7 million, net of tax) and an increase in other non-operating income of $6.4 million, relating to amounts due to New D&B. In August 2012, New D&B effectively settled examinations for the 2005 and 2006 tax years. As a result, in the third quarter of 2012, Moody’s recorded a reduction of accrued interest expense of $4.4 million ($2.6 million, net of tax) and an increase in other non-operating income of $12.8 million, relating to amounts due to New D&B. As of June 30, 2013, Moody’s liability with respect to this matter totaled $37.7 million. Furthermore, the Company continues to carry a $2.1 million liability for an unrelated Legacy Tax Matter.

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

In the EU, in 2009, the European Parliament passed a new regulation (“CRA1”) that establishes an oversight regime for the CRA industry in the European Union. CRA1, which requires the registration, formal regulation and periodic inspection of CRAs operating in the EU, became fully effective in September 2010. MIS applied for registration in August 2010 and was granted registration in October 2011. In addition, through a new regulatory instrument (CRA2), the European Securities and Markets Authority was established in January 2011 and has had direct supervisory responsibility for the registered CRA industry in the EU since July 2011.

In Spring 2013, the European Union adopted rules that augmented the existing framework. These rules are commonly referred to as CRA3, and they became effective on June 20, 2013. Among other things, CRA3:

•	imposes various additional procedural requirements with respect to ratings of sovereign issuers;

•	requires member states to adopt laws imposing liability on CRAs for an intentional or grossly negligent failure to abide by the applicable regulations;

•

imposes mandatory rotation requirements on CRAs hired by issuers of securities for ratings of resecuritizations, which may limit the number of years a CRA can issue ratings for such securities of a particular issuer;

•	imposes restrictions on CRAs or their shareholders if certain ownership thresholds are crossed; and

•	imposes additional procedural and substantive requirements on the pricing of services.

Certain of the provisions of CRA3 will be subject to ESMA rule-making and it is expected that process will happen within the year.

In December 2012, the Staff of the SEC’s Trading and Markets Division published a “Report to Congress on Assigned Credit Ratings.” The delivery of this report, commonly referred to as the Franken Amendment Study, discharged one of the SEC’s obligations under the Financial Reform Act regarding the CRA industry. In the report, the SEC Staff identified several potential courses of action without endorsing any of them and noted that any changes through SEC rulemaking would require additional study of relevant information. Moody’s participated at a roundtable held by the SEC on May 14, 2013 where proponents and critics of the various options discussed the report and its findings. The timing regarding the remainder of the SEC’s rulemaking under the Financial Reform Act remains uncertain. Other legislation and regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. In addition, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2013 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 41 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and anticipated regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2012, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2013

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30	601,663	$53.16	600,865	$1,554.0 million
May 1 - 31	1,477,996	$66.03	1,477,996	$1,456.4 million
June 1 - 30	2,050,875	$63.10	2,050,875	$1,326.9 million

Total	4,130,534	$62.70	4,129,736

(1)	Includes the surrender to the Company of 798 shares of common stock in April to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months and reflects the remaining authority under all of the Company’s publicly announced programs. On July 30, 2007, the Company’s Board authorized a $2.0 billion share repurchase program which the Company began utilizing in January 2008 upon completion of the June 2006 authorization. On February 12, 2013, the Board authorized a new $1 billion share repurchase program. The Company expects to commence repurchases under the new program immediately following the completion of the existing program. There is no established expiration date for either of the remaining authorizations.

During the second quarter of 2013, Moody’s issued 1.7 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Certificate of Amendment of Restated Certificate of Incorporation of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.3	Certificate of Elimination of Series A Junior Participating Preferred Stock of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.4	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

10

.1	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended December 11, 2012) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Amended and Restated 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

12*	Statement of Computation of Ratios of Earnings to Fixed Charges

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: July 30, 2013

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller
(principal accounting officer)