Form 10-Q
period 2013-09-30
MOODYS CORP /DE/
filed 2013-10-31
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2013
Common Stock, par value $0.01 per share	215.1 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding restructuring and depreciation and amortization

Adjusted Operating Margin	Operating margin excluding restructuring and depreciation and amortization

Americas	Represents countries within North and South America, excluding the U.S.

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia also including but not limited to: Australia and its proximate islands, China, India, Indonesia, Japan, Korea, Malaysia, Singapore and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of CREF

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

TERM	DEFINITION

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

CP	Commercial paper

CP Program	The Company’s commercial paper program entered into on October 3, 2007

CRAs	Credit rating agencies

CRA1	Regulation (EC) No 1060/2009 of the European Parliament and of the Council, establishing an oversight regime for the CRA industry in the EU

CRA2	Regulation (EU) No 513/2011 of the European Parliament and of the Council, which transferred direct supervisory responsibility for the registered CRA industry in the EU to ESMA

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value using a discount rate

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA (formerly RMS); which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

TERM	DEFINITION

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GDP	Gross domestic product

IRS	Internal Revenue Service

IT	Information technology

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, 2010 Senior Notes and 2012 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B Business

NM	Percentage change is not meaningful

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

TERM	DEFINITION

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

RMBS	Residential mortgage-backed security; part of SFG

Retirement Plans	Moody’s funded and unfunded pension plans, the retirement healthcare plans and retirement life insurance plans

S&P	Standard & Poor’s Ratings Services; a division of McGraw Hill Financial, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

WACC	Weighted average cost of capital

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

TERM	DEFINITION

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$705.5	$688.5	$2,193.3	$1,976.1

Expenses
Operating	203.5	207.3	601.4	573.4
Selling, general and administrative	187.1	187.4	599.1	515.8
Depreciation and amortization	23.4	24.1	70.1	69.7

Total expenses	414.0	418.8	1,270.6	1,158.9

Operating income	291.5	269.7	922.7	817.2

Non-operating (expense) income, net
Interest income (expense), net	(24.4)	(15.3)	(68.1)	(42.2)
Other non-operating income (expense), net	(3.6)	10.0	12.9	12.6

Total non-operating (expense) income, net	(28.0)	(5.3)	(55.2)	(29.6)

Income before provisions for income taxes	263.5	264.4	867.5	787.6
Provision for income taxes	76.7	77.9	261.2	249.9

Net income	186.8	186.5	606.3	537.7
Less: Net income attributable to noncontrolling interests	2.9	2.6	8.5	7.8

Net income attributable to Moody’s	$183.9	$183.9	$597.8	$529.9

Earnings per share attributable to Moody’s common shareholders
Basic	$0.84	$0.83	$2.70	$2.37

Diluted	$0.83	$0.81	$2.66	$2.34

Weighted average number of shares outstanding
Basic	217.8	222.5	221.1	223.3

Diluted	222.0	226.1	225.1	226.7

Dividends declared per share attributable to Moody’s common shareholders	$0.25	$0.16	$0.45	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$186.8			$186.5

Other comprehensive income (loss):
Foreign currency adjustment:
Foreign currency translation adjustments	$48.1	$—	48.1	$32.8	$—	32.8
Foreign currency translation adjustments - reclassification of losses included in net income due to liquidation of a foreign subsidiary	1.3	—	1.3	—	—	—
Cash flow and net investment hedges:
Net realized and unrealized (loss) gain on cash flow and net investment hedges	(2.7)	1.2	(1.5)	0.2	(0.1)	0.1
Reclassification of losses included in net income	—	—	—	1.0	(0.4)	0.6

Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	3.1	(1.3)	1.8	2.6	(1.1)	1.5

Total other comprehensive income (loss)	$49.8	$(0.1)	49.7	$36.6	$(1.6)	35.0

Comprehensive income			236.5			221.5
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			2.9			2.5

Comprehensive income attributable to Moody’s			$233.6			$219.0

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$606.3			$537.7

Other comprehensive income (loss):
Foreign currency adjustment:
Foreign currency translation adjustments	$(24.7)	$—	(24.7)	$23.5	$—	23.5
Foreign currency translation adjustments - reclassification of losses included in net income due to liquidation of a foreign subsidiary	1.3	—	1.3	—	—	—

Cash flow and net investment hedges:
Net realized and unrealized (loss) gain on cash flow and net investment hedges	(1.7)	0.7	(1.0)	(2.5)	1.0	(1.5)
Reclassification of losses included in net income	0.7	(0.2)	0.5	3.2	(1.3)	1.9

Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	9.0	(3.7)	5.3	7.6	(3.1)	4.5
Net actuarial losses and prior service costs	0.9	(0.4)	0.5	(9.5)	3.9	(5.6)

Total other comprehensive income (loss)	$(14.5)	$(3.6)	(18.1)	$22.3	$0.5	22.8

Comprehensive income			588.2			560.5
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			8.5			8.8

Comprehensive income attributable to Moody’s			$579.7			$551.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$1,835.1	$1,755.4
Short-term investments	209.6	17.9
Accounts receivable, net of allowances of $29.8 in 2013 and $29.1 in 2012	592.0	621.8
Deferred tax assets, net	46.7	38.7
Other current assets	98.8	91.9

Total current assets	2,782.2	2,525.7
Property and equipment, net of accumulated depreciation of $359.0 in 2013 and $314.3 in 2012	284.3	307.1
Goodwill	630.8	637.1
Intangible assets, net	198.2	226.5
Deferred tax assets, net	165.1	168.5
Other assets	93.9	96.0

Total assets	$4,154.5	$3,960.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$337.9	$555.3
Current portion of long-term debt	—	63.8
Deferred revenue	559.3	545.8

Total current liabilities	897.2	1,164.9
Non-current portion of deferred revenue	105.2	94.9
Long-term debt	2,098.6	1,607.4
Deferred tax liabilities, net	54.5	58.1
Unrecognized tax benefits	199.2	156.6
Other liabilities	426.4	410.1

Total liabilities	3,781.1	3,492.0
Contingencies (Note 13)
Redeemable noncontrolling interest	81.5	72.3

Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2013 and December 31, 2012, respectively.	3.4	3.4
Capital surplus	377.1	365.1
Retained earnings	5,210.6	4,713.3
Treasury stock, at cost; 127,780,434 and 119,650,254 shares of common stock at September 30, 2013 and December 31, 2012, respectively	(5,209.4)	(4,614.5)
Accumulated other comprehensive loss	(100.2)	(82.1)

Total Moody’s shareholders’ equity	281.5	385.2
Noncontrolling interests	10.4	11.4

Total shareholders’ equity	291.9	396.6

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,154.5	$3,960.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$606.3	$537.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	70.1	69.7
Stock-based compensation expense	49.3	46.3
Deferred income taxes	(13.0)	29.8
Excess tax benefits from stock-based compensation plans	(32.4)	(11.8)
Legacy Tax Matters	—	(12.8)
Changes in assets and liabilities:
Accounts receivable	26.8	(57.0)
Other current assets	(7.0)	8.9
Other assets	(6.0)	2.5
Accounts payable and accrued liabilities	(138.6)	(48.5)
Restructuring liability	—	(0.1)
Deferred revenue	25.6	(2.7)
Unrecognized tax benefits and other non-current tax liabilities	44.8	(61.5)
Other liabilities	27.6	(4.5)

Net cash provided by operating activities	653.5	496.0

Cash flows from investing activities
Capital additions	(31.0)	(35.2)
Purchases of short-term investments	(215.2)	(47.8)
Sales and maturities of short-term investments	23.4	40.4
Cash paid for acquisitions	—	(3.5)

Net cash used in investing activities	(222.8)	(46.1)

Cash flows from financing activities
Issuance of notes	497.2	496.1
Repayments of notes	(63.8)	(39.4)
Net proceeds from stock-based compensation plans	96.6	71.9
Cost of treasury shares repurchased	(747.6)	(125.1)
Excess tax benefits from settlement of stock-based compensation plans	32.4	11.8
Payment of dividends	(143.7)	(107.3)
Payment of dividends to noncontrolling interests	(9.9)	(6.8)
Contingent consideration paid	(0.3)	(0.5)
Debt issuance costs and related fees	(4.1)	(6.3)

Net cash (used in) provided by financing activities	(343.2)	294.4
Effect of exchange rate changes on cash and cash equivalents	(7.8)	14.2

Net increase in cash and cash equivalents	79.7	758.5
Cash and cash equivalents, beginning of the period	1,755.4	760.0

Cash and cash equivalents, end of the period	$1,835.1	$1,518.5

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation cost	$16.0	$16.4	$49.3	$46.3
Tax benefit	$5.9	$5.9	$17.9	$16.7

During the first nine months of 2013, the Company granted 0.5 million employee stock options, which had a weighted average grant date fair value of $17.58 per share based on the Black-Scholes option-pricing model. The Company also granted 1.3 million shares of restricted stock in the first nine months of 2013, which had a weighted average grant date fair value of $46.52 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.3 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $44.07 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2013:

Expected dividend yield	1.72%
Expected stock volatility	42.6%
Risk-free interest rate	1.53%
Expected holding period	7.2 years
Grant date fair value	$17.58

Unrecognized compensation expense at September 30, 2013 was $10.9 million and $83.1 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.3 years and 1.7 years, respectively. Additionally, there was $15.1 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 0.9 years.

The following tables summarize information relating to stock option exercises, restricted stock vesting and the delivery of performance-based awards:

	Nine Months Ended September 30,
Exercise of stock options:	2013	2012
Proceeds from stock option exercises	$124.4	$83.2
Aggregate intrinsic value	$89.0	$41.4
Tax benefit realized upon exercise	$32.6	$15.7
Number of shares exercised	3.5	3.1

	Nine Months Ended September 30,
Vesting of restricted stock:	2013	2012
Fair value of shares vested	$54.0	$37.7
Tax benefit realized upon vesting	$19.2	$13.3
Number of shares vested	1.1	1.0

	Nine Months Ended September 30,
Delivery of performance-based restricted stock:	2013	2012
Fair value of shares delivered	$25.5	$—
Tax benefit realized upon delivery	$9.7	$—
Number of shares delivered	0.5	—

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 29.1% and 29.5% for the three months ended September 30, 2013 and 2012, respectively and 30.1% and 31.7% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2013 is primarily due to U.S. tax legislation enacted in the first quarter of 2013 which retroactively extended certain favorable tax benefits to the 2012 tax year and prospectively extended these benefits to the 2013 tax year. Additionally, the tax effect of the litigation settlement in the first quarter of 2013 favorably impacted the 2013 ETR.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an overall increase in its UTBs of $14.6 million ($11.8 million net of federal tax benefit) during the third quarter of 2013 and an overall increase in its UTBs during the first nine months of 2013 of $42.6 million ($34.8 million net of federal tax benefits).

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. Tax returns remain subject to examination by the various tax authorities until the relevant statutes of limitations have expired. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its 2011 and 2012 returns remain open to examination. The Company’s New York State and New York City income tax returns for 2011 and 2012 remain open to examination. Income tax filings in the U.K. for 2007 through 2010 are under examination and 2011 and 2012 remain open to examination.

For ongoing audits, it is possible the balance of UTBs could decrease in the next twelve months as a result of the settlement of various audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which could necessitate increases to the balance of UTBs. As the Company is unable to predict the timing or outcome of these audits, it is unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years by tax jurisdiction in accordance with the applicable provisions of Topic 740 of the ASC regarding UTBs.

The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2013	2012
Income Taxes Paid*	$267.3	$271.9

*	Includes approximately $92 million for tax audit settlements paid in the first quarter of 2012. Payments in 2013 include $50 million of 2012 estimated federal taxes paid in the first quarter of 2013 pursuant to IRS relief due to Hurricane Sandy.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic	217.8	222.5	221.1	223.3
Dilutive effect of shares issuable under stock-based compensation plans	4.2	3.6	4.0	3.4

Diluted	222.0	226.1	225.1	226.7

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	2.6	6.6	4.3	6.6

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2013 and 2012. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to 11 months as of September 30, 2013 and December 31, 2012. Interest and dividends are recorded into income when earned.

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

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan. These interest rate swaps were designated as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded to other comprehensive income or loss, to the extent that the hedge is effective, and such amounts were reclassified to earnings in the same period during which the hedged transaction affects income. The 2008 Term Loan has been repaid in full in accordance with the payment terms set forth in Note 12 and the interest rate swaps have matured. Accordingly, all amounts in accumulated other comprehensive income have been reclassified to interest income (expense), net in the Company’s consolidated statements of operations.

Foreign Exchange Forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through December 2013.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30,	December 31,
	2013	2012
Notional amount of currency pair:
Contracts to purchase USD with euros	$23.5	$34.3
Contracts to sell USD for euros	$53.0	$48.4
Contracts to purchase USD with GBP	$4.2	$2.1
Contracts to sell USD for GBP	$7.7	$1.7
Contracts to purchase USD with other foreign currencies	$8.0	$6.7
Contracts to sell USD for other foreign currencies	$10.9	$5.1
Contracts to purchase euros with other foreign currencies	€13.5	€14.4
Contracts to purchase euros with GBP	€6.4	€—
Contracts to sell euros for GBP	€16.4	€8.9

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in the fair value for the hedge is recorded in the currency translation adjustment component of AOCI. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations. These outstanding contracts expire in December 2013.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	September 30, 2013	December 31, 2012
Notional amount of currency pair:
Contracts to sell euros for USD	€50.0	€50.0

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$7.3	$13.8

Total derivatives designated as accounting hedges		7.3	13.8
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1.1	1.4

Total assets		$8.4	$15.2

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$—	$0.7
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	1.5	1.0

Total derivatives designated as accounting hedges		1.5	1.7
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.5	0.7

Total liabilities		$2.0	$2.4

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedges:

		Amount of gain (loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine months ended September 30,
Derivatives designated as accounting hedges	Location on Statements of Operations	2013	2012	2013	2012
Interest rate swaps	Interest income(expense), net	$1.0	$0.9	$3.1	$2.6

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating income (expense), net	$2.1	$0.4	$2.0	$—

The following table provides information on gains/(losses) on the Company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	—	—	Interest income (expense), net	—	(0.6)	N/A	—	—

Total	$—	$—		$—	$(0.6)		$—	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	—	(0.1)	Interest income (expense), net	(0.5)	(1.9)	N/A	—	—

Total	$—	$(0.1)		$(0.5)	$(1.9)		$—	$—

All gains and losses on interest rate swaps designated as cash flow hedges are initially recognized through AOCI. Realized gains and losses reported in AOCI are reclassified into interest income (expense), net as the underlying transaction is recognized.

The following table provides information on gains/(losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
FX forwards	$(1.5)	$0.1	N/A	$—	$—	N/A	$—	$—

Total	$(1.5)	$0.1		$—	$—		$—	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
FX forwards	$(1.0)	$(1.4)	N/A	$—	$—	N/A	$—	$—

Total	$(1.0)	$(1.4)		$—	$—		$—	$—

All gains and losses on derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Losses, net of tax
	September 30, 2013	December 31, 2012
FX forwards on net investment hedges	$(3.2)	$(2.2)
Interest rate swaps	(0.2)	(0.7)

Total	$(3.4)	$(2.9)

NOTE 7. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2013
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1
Additions/adjustments	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	(0.1)	—	(0.1)	(6.2)	—	(6.2)	(6.3)	—	(6.3)

Ending balance	$11.4	$—	$11.4	$631.6	$(12.2)	$619.4	$643.0	$(12.2)	$630.8

	Year ended December 31, 2012
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.0	$—	$11.0	$631.9	$—	$631.9	$642.9	$—	$642.9
Additions/adjustments	—	—	—	(4.4)	—	(4.4)	(4.4)	—	(4.4)
Impairment charge	—	—	—	—	(12.2)	(12.2)	—	(12.2)	(12.2)
Foreign currency translation adjustments	0.5	—	0.5	10.3	—	10.3	10.8	—	10.8

Ending balance	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1

The 2012 additions/adjustments for the MA segment in the table above relate to the acquisitions of Copal and B&H in the fourth quarter of 2011.

The 2012 impairment charge in the table above relates to goodwill in the FSTC reporting unit within MA. The Company evaluates its goodwill for potential impairment annually on July 31 or more frequently if impairment indicators arise throughout the year. Projected operating results for the FSTC reporting unit at December 31, 2012 were lower than projections utilized for the annual impairment analysis performed at July 31, 2012 reflecting a contraction in spending for training and certification services for many individuals and global financial institutions amidst macroeconomic uncertainties. Based on this trend and overall macroeconomic uncertainties at the time, the Company lowered its cash flow forecasts for this reporting unit in the fourth quarter of 2012. Accordingly, the Company performed another goodwill impairment assessment as of December 31, 2012 which resulted in an impairment charge of $12.2 million. The fair value of the FSTC reporting unit utilized in the impairment assessment was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. There were no impairments to goodwill in the three and nine months ended September 30, 2013 and 2012. However, a failure of the FSTC reporting unit to meet its current financial projections could result in further goodwill impairment.

Acquired intangible assets and related amortization consisted of:

	September 30, 2013	December 31, 2012
Customer relationships	$212.2	$219.6
Accumulated amortization	(83.3)	(74.0)

Net customer relationships	128.9	145.6

Trade secrets	31.2	31.4
Accumulated amortization	(17.9)	(16.0)

Net trade secrets	13.3	15.4

Software	70.2	73.2
Accumulated amortization	(36.4)	(33.7)

Net software	33.8	39.5

Trade names	28.1	28.3
Accumulated amortization	(11.3)	(10.3)

Net trade names	16.8	18.0

Other	24.4	24.9
Accumulated amortization	(19.0)	(16.9)

Net other	5.4	8.0

Total acquired intangible assets, net	$198.2	$226.5

Other intangible assets primarily consist of databases and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization expense	$7.0	$8.1	$21.0	$22.5

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2013 (after September 30,)	$6.5
2014	22.0
2015	19.1
2016	18.2
2017	13.3
Thereafter	119.1

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three and nine months ended September 30, 2013 and 2012.

NOTE 8. FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

		Fair Value Measurement as of September 30, 2013
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$8.4	$—	$8.4	$—

	Total	$8.4	$—	$8.4	$—

Liabilities:
	Derivatives (a)	$2.0	$—	$2.0	$—
	Contingent consideration arising from acquisitions (b)	12.4	—	—	12.4

	Total	$14.4	$—	$2.0	$12.4

		Fair Value Measurement as of December 31, 2012
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$15.2	$—	$15.2	$—

	Total	$15.2	$—	$15.2	$—

Liabilities:
	Derivatives (a)	$2.4	$—	$2.4	$—
	Contingent consideration arising from acquisitions (b)	9.0	—	—	9.0

	Total	$11.4	$—	$2.4	$9.0

(a)

Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non-U.S. dollar net investments in certain foreign subsidiaries as more fully described in Note 6 to the financial statements

(b)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Nine months ended September 30,
	2013	2012
Balance as of January 1	$9.0	$9.1
Settlements	(2.5)	(0.5)
Total losses (realized and unrealized):
Included in earnings	6.0	(2.2)
Foreign currency translation adjustments	(0.1)	0.4

Balance as of September 30	$12.4	$6.8

The losses included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statements of operations. These losses relate to contingent consideration obligations outstanding at September 30, 2013.

The $12.4 million of contingent consideration obligations as of September 30, 2013 is classified in other liabilities within the Company’s consolidated balance sheet.

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

Contingent consideration:

At September 30, 2013, the Company has contingent consideration obligations related to the acquisitions of CSI and Copal which are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At September 30, 2013, the Company expects that this milestone will be reached by the aforementioned date.

There are several contingent consideration obligations relating to the acquisition of Copal. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the put/call option to acquire the remaining 33% ownership interest of Copal Partners Limited which the Company does not currently own, to revenue and EBITDA in Copal’s fiscal year ended March 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent consideration arrangement. Payments under this arrangement, if any, would be made upon the exercise of the aforementioned put/call option, which expires in November 2017. Other contingent cash payments were based on the achievement of revenue targets for Copal’s fiscal year ended March 31, 2012 and 2013, with certain limits on the amount of revenue that can be applied to the calculation of these contingent payments. Each of these contingent payments had a maximum payout of $2.5 million and have been settled as of September 30, 2013. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for these obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date. The most significant unobservable input involved in the measurement of these obligations is the projected future financial results of the applicable Copal entities. Also, the remaining obligations are dependent upon the exercise of the call/put option and the Company has utilized a Monte Carlo simulation model to estimate when the option will be exercised, thus triggering the payment of contingent consideration.

A significant increase or decrease in any of the aforementioned significant unobservable inputs related to the fair value measurement of the Company’s contingent consideration obligations would result in a significantly higher or lower reported fair value for these obligations.

NOTE 9. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	September 30,	December 31,
	2013	2012
Other current assets:
Prepaid taxes	$46.6	$31.8
Prepaid expenses	39.4	47.3
Other	12.8	12.8

Total other current assets	$98.8	$91.9

	September 30,	December 31,
	2013	2012
Other assets:
Investments in joint ventures	$35.9	$38.3
Deposits for real-estate leases	9.1	10.0
Other	48.9	47.7

Total other assets	$93.9	$96.0

	September 30,	December 31,
	2013	2012
Accounts payable and accrued liabilities:
Salaries and benefits	$62.4	$79.2
Incentive compensation	94.2	162.6
Profit sharing contribution	—	12.6
Customer credits, advanced payments and advanced billings	24.6	21.5
Self-insurance reserves	28.4	55.8
Dividends	3.9	47.7
Professional service fees	37.9	30.2
Interest accrued on debt	9.6	23.4
Accounts payable	10.0	14.3
Income taxes	3.6	56.1
Deferred rent-current portion	1.0	1.1
Pension and other retirement employee benefits	4.4	4.4
Other	57.9	46.4

Total accounts payable and accrued liabilities	$337.9	$555.3

	September 30,	December 31,
	2013	2012
Other liabilities:
Pension and other retirement employee benefits	$212.5	$213.3
Deferred rent-non-current portion	106.6	110.2
Interest accrued on UTPs	16.2	10.6
Legacy and other tax matters	38.4	37.1
Other	52.7	38.9

Total other liabilities	$426.4	$410.1

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

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Nine months ended September 30, 2013	Year Ended December 31, 2012
(in millions)	Redeemable Noncontrolling Interest

Balance January 1,	$72.3	$60.5
Adjustment due to right of offset for UTPs*	—	6.8
Net earnings	3.9	3.6
Dividends	(4.3)	(3.6)
FX translation	—	1.6
Adjustment to redemption value	9.6	3.4

Balance	$81.5	$72.3

*	Relates to an adjustment for the right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement is reduced by the amount of UTPs that the Company may be required to pay.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Nine months ended	Year Ended
	September 30, 2013	December 31, 2012
(in millions)	Noncontrolling Interests

Balance January 1,	$11.4	$10.6
Net earnings	4.6	6.1
Dividends	(5.6)	(4.7)
FX translation	—	(0.6)

Balance	$10.4	$11.4

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
FX gain/(loss)	$(5.8)	$(4.8)	$6.9	$(6.0)
Legacy Tax	—	12.8	—	12.8
Joint venture income	2.5	2.3	7.4	6.9
Other	(0.3)	(0.3)	(1.4)	(1.1)

Total	$(3.6)	$10.0	$12.9	$12.6

Changes in the Company’s self-insurance reserves are as follows:

(in millions)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012

Beginning balance	$55.8	$27.1
Accruals (reversals), net	(7.4)	38.1
Payments	(20.0)	(9.4)

Ending balance*	$28.4	$55.8

*	These reserves primarily relate to legal defense costs for claims from prior years.

NOTE 10. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected line in the consolidated statement of operations
Gains/(losses) on foreign translation adjustments
Liquidation of foreign subsidiary	$(1.3)	$(1.3)	Other non-operating income (expense), net

Total gains/(losses) on foreign translation adjustments	(1.3)	(1.3)

Gains/(losses) on cash flow hedges
Interest rate swap derivative contracts	—	(0.7)	Interest income (expense),net

Income tax effect of item above	—	0.2	Provision for income taxes

Total gains (losses) on cash flow hedges	—	(0.5)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2.0)	(5.9)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.1)	(3.1)	SG&A expense

Total before income taxes	(3.1)	(9.0)
Income tax effect of item above	1.3	3.7	Provision for income taxes

Total pension and other retirement benefits	(1.8)	(5.3)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(3.1)	$(7.1)

Changes in AOCI by component (net of tax) for the period ended September 30, 2013:

	Nine Months Ended
	September 30, 2013
	Gains/(Losses) on Cash Flow and Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance December 31, 2012	$(2.9)	$(90.1)	$10.9	$(82.1)
Other comprehensive income/(loss) before reclassifications	(1.0)	0.5	(24.7)	(25.2)
Amounts reclassified from AOCI	0.5	5.3	1.3	7.1

Other comprehensive income/(loss)	(0.5)	5.8	(23.4)	(18.1)

Balance September 30, 2013	$(3.4)	$(84.3)	$(12.5)	$(100.2)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2013	2012	2013	2012
Components of net periodic expense
Service cost	$4.9	$4.7	$0.5	$0.4
Interest cost	3.4	3.3	0.2	0.1
Expected return on plan assets	(3.3)	(3.1)	—	—
Amortization of net actuarial loss from earlier periods	2.8	2.2	—	—
Amortization of net prior service costs from earlier periods	0.2	0.2	—	0.1

Net periodic expense	$8.0	$7.3	$0.7	$0.6

	Nine Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2013	2012	2013	2012
Components of net periodic expense
Service cost	$14.8	$14.2	$1.3	$1.1
Interest cost	10.1	9.8	0.6	0.5
Expected return on plan assets	(9.7)	(9.3)	—	—
Amortization of net actuarial loss from earlier periods	8.2	6.8	—	—
Amortization of net prior service costs from earlier periods	0.5	0.5	0.2	0.2

Net periodic expense	$23.9	$22.0	$2.1	$1.8

The Company contributed $16.8 million to its U.S. funded pension plan and made payments of $2.6 million related to its unfunded U.S. DBPPs and $0.4 million to its U.S. other retirement plans, respectively during the nine months ended September 30, 2013. The Company presently anticipates making additional payments of $1.0 million related to its unfunded U.S. DBPPs and $0.3 million to its U.S. other retirement plans during the remainder of 2013.

NOTE 12. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2013	December 31, 2012
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $7.3 million at 2013 and $13.8 million at 2012	307.3	313.8
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.3 million in 2013 and $2.6 million in 2012	497.7	497.4
2012 Senior Notes, due 2022, net of unamortized discount of $3.6 million in 2013 and $3.8 million in 2012	496.4	496.2
2013 Senior Notes, due 2024, net of unamortized discount of $2.8 million in 2013	497.2	—
2008 Term Loan	—	63.8

Total debt	2,098.6	1,671.2
Current portion	—	(63.8)

Total long-term debt	$2,098.6	$1,607.4

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company could issue CP notes up to a maximum amount of $1.0 billion. In October 2013, the Company terminated its CP program.

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at September 30, 2013 and December 31, 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

On August 12, 2013, the Company issued $500 million aggregate principal amount of senior unsecured notes in a public offering. The 2013 Senior Notes bear interest at a fixed rate of 4.875% and mature on February 15, 2024. Interest on the 2013 Senior Notes will be due semi-annually on February 15 and August 15 of each year, commencing February 15, 2014. The Company may prepay the 2013 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Notwithstanding the immediately preceding sentence, the Company may redeem the 2013 Senior Notes, in whole or in part, at any time or from time to time on or after November 15, 2023 (three months prior to their maturity), at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2013 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2013 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2013 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2013 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2013 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2013 Indenture, the 2013 Senior Notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

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

The 2008 Term Loan contained restrictive covenants that, among other things, restricted the ability of the Company to engage or to permit its subsidiaries to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also limited the amount of debt that subsidiaries of the Company may incur. In addition, the 2008 Term Loan contained a financial covenant that requires the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. The 2008 Term Loan was repaid in full in May 2013.

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	Total
2013 (after September 30,)	$—	$—	$—	$—	$—	$—
2014	—	—	—	—	—	—
2015	300.0	—	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	300.0	—	—	—	300.0
Thereafter	—	—	500.0	500.0	500.0	1,500.0

Total	$300.0	$300.0	$500.0	$500.0	$500.0	$2,100.0

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

At September 30, 2013, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2013, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income	$1.6	$1.2	$4.0	$3.7
Expense on borrowings	(23.9)	(19.3)	(65.4)	(52.1)
(Expense) income on UTPs and other tax related liabilities (a)	(2.1)	(1.7)	(6.7)	1.8
Legacy Tax (b)	—	4.4	—	4.4
Capitalized	—	0.1	—	—

Total	$(24.4)	$(15.3)	$(68.1)	$(42.2)

(a)	The amount in the nine months ended September 30, 2012 contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.
(b)	The 2012 amounts represent a reversal of $4.4 million of accrued interest relating to the favorable resolution of a Legacy Tax Matter.

The following table shows the cash paid for interest:

	Nine Months Ended September 30,
	2013	2012
Interest paid*	$78.7	$97.1

*	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 6.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$307.3	$320.8	$313.8	$326.1
Series 2007-1 Notes	300.0	337.0	300.0	348.3
2010 Senior Notes	497.7	544.1	497.4	562.8
2012 Senior Notes	496.4	498.9	496.2	528.8
2013 Senior Notes	497.2	502.0	—	—
2008 Term Loan	—	—	63.8	63.8

Total	$2,098.6	$2,202.8	$1,671.2	$1,829.8

*	The carrying amount includes an $7.3 million and $13.8 million fair value adjustment on an interest rate hedge at September 30, 2013 and December 31, 2012, respectively.

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

Following the global credit crisis of 2008, MIS and other credit rating agencies have been the subject of intense scrutiny, increased regulation, ongoing inquiry and governmental investigations, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other domestic and foreign governmental authorities and is responding to such investigations and inquiries.

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

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. On August 23, 2013, the court issued an opinion granting defendants’ motion for summary judgment. Judgment was entered in Moody’s favor on August 26, 2013. On September 23, 2013, plaintiffs filed a notice of appeal from the judgment and from the March 2011 decision denying class certification.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential Legacy Tax liabilities arising from the 2000 Distribution. As of September 30, 2013, Moody’s has recorded liabilities for Legacy Tax Matters totaling $40.1 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

In the third quarter of 2012, certain Legacy Tax Matters were resolved resulting in a $12.8 million reduction of Legacy Tax liabilities and $4.4 million of related accrued interest expense.

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

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products and is generally based on comparable market transactions. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to produce these products and services. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. Beginning on January 1, 2013, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the three and nine months ended September 30, 2013 and accordingly, the segment results for the three and nine months ended September 30, 2012 have been reclassified to conform to the new presentation. “Eliminations” in the table below represent intersegment revenue/expense.

Financial Information by Segment

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment.

	Three Months Ended September 30,
	2013				2012
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$497.7	$230.4	$(22.6)	$705.5	$491.3	$218.1	$(20.9)	$688.5
Operating, SG&A	235.6	177.6	(22.6)	390.6	252.1	163.5	(20.9)	394.7

Adjusted Operating Income	262.1	52.8	—	314.9	239.2	54.6	—	293.8

Less:
Depreciation and amortization	12.1	11.3	—	23.4	11.1	13.0	—	24.1

Operating income	$250.0	$41.5	$—	$291.5	$228.1	$41.6	$—	$269.7

	Nine Months Ended September 30,
	2013				2012
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,594.1	$665.2	$(66.0)	$2,193.3	$1,419.8	$617.7	$(61.4)	$1,976.1
Operating, SG&A	756.1	510.4	(66.0)	1,200.5	684.5	466.1	(61.4)	1,089.2

Adjusted Operating Income	838.0	154.8	—	992.8	735.3	151.6	—	886.9

Less:
Depreciation and amortization	34.9	35.2	—	70.1	33.0	36.7	—	69.7

Operating income	$803.1	$119.6	$—	$922.7	$702.3	$114.9	$—	$817.2

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
MIS:
Corporate finance (CFG)	$233.0	$220.7	$754.2	$612.7
Structured finance (SFG)	83.5	93.1	273.7	278.1
Financial institutions (FIG)	78.9	82.7	249.9	239.3
Public, project and infrastructure finance (PPIF)	82.7	77.0	258.8	237.3

Total external revenue	478.1	473.5	1,536.6	1,367.4

Intersegment royalty	19.6	17.8	57.5	52.4

Total	497.7	491.3	1,594.1	1,419.8

MA:
Research, data and analytics (RD&A)	133.7	124.3	393.6	365.9
Enterprise risk solutions (ERS)	64.4	64.0	177.6	163.6
Professional services (PS)	29.3	26.7	85.5	79.2

Total external revenue	227.4	215.0	656.7	608.7

Intersegment revenue	3.0	3.1	8.5	9.0

Total	230.4	218.1	665.2	617.7

Eliminations	(22.6)	(20.9)	(66.0)	(61.4)

Total MCO	$705.5	$688.5	$2,193.3	$1,976.1

Consolidated Revenue Information by Geographic Area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$391.0	$377.9	$1,209.3	$1,069.1
International:
EMEA	207.4	198.2	637.0	575.3
Asia-Pacific	62.1	64.1	205.8	191.3
Americas	45.0	48.3	141.2	140.4

Total International	314.5	310.6	984.0	907.0

Total	$705.5	$688.5	$2,193.3	$1,976.1

Total Assets by Segment:

	September 30, 2013				December 31, 2012
	MIS	MA	Corporate Assets (a)	Consolidated	MIS	MA	Corporate Assets (a)	Consolidated
Total Assets	$947.9	1,231.4	1,975.2	$4,154.5	$884.9	1,386.7	1,689.3	$3,960.9

(a)	Represents common assets that are shared between each segment or utilized by the corporate entity. Such assets primarily include cash and cash equivalents, short-term investments, unallocated property and equipment and deferred taxes.

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

NOTE 16. SUBSEQUENT EVENTS

On October 22, 2013, the Board approved the declaration of a quarterly dividend of $ 0.25 per share of Moody’s common stock, payable on December 10, 2013 to shareholders of record at the close of business on November 20, 2013.

On October 21, 2013 the Company entered into a fourteen-year lease for three additional floors at its 7WTC headquarters. The total net commitment for this lease is approximately $101 million, including capital expenditures to build-out the space. The lease will not be effective until certain closing conditions are met which is expected to occur by the end of December 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 68 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2012, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates, except for updates to estimates utilized in the Company’s annual goodwill impairment assessment which is performed as of July 31 of each year.

Goodwill and Other Acquired Intangible Assets

On July 31 of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment.

At July 31, 2013, the Company had five primary reporting units: one in MIS that encompasses all of Moody’s ratings operations and four reporting units within MA: RD&A, ERS, FSTC and Copal. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software licenses and related maintenance and implementation services. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. Copal, which was acquired in the fourth quarter of 2011, provides outsourced research and analytical services and has been a separate reporting unit since its acquisition.

The Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than its carrying value, the difference is recognized as an impairment charge. For the reporting units where the Company is consistently able to conclude on impairment using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years. At July 31, 2013, the Company performed the second step of the goodwill impairment test on all reporting units, which resulted in no impairment of goodwill.

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

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of September 30, 2013 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350 as of July 31, 2013, assuming hypothetical reductions in their fair values.

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$11.8	$—	$—	$—	$—
RD&A	162.8	—	—	—	—
ERS	218.1	—	—	(43.7)	(92.3)
FSTC	110.2	(11.6)	(28.7)	(45.9)	(63.0)
Copal	127.9	—	—	—	—

Totals	$630.8	$(11.6)	$(28.7)	$(89.6)	$(155.3)

As can be seen from the table above, the reporting unit most at risk for potential impairment is the FSTC reporting unit and failure to meet its financial projections could result in further goodwill impairment (there was a goodwill impairment charge of $12.2 million for this reporting unit in the fourth quarter of 2012). This business is, in part, sensitive to the staffing levels and profitability of the global financial services industry, particularly in Canada and EMEA.

The ERS reporting unit also carries some risk of potential impairment. Management of the ERS reporting unit is currently focused on expanding market penetration for its products and services. While the business continues to expand its customer footprint, operating margins are expected to remain lower than previously anticipated.

There could be a future goodwill impairment charge if FSTC fails or ERS significantly fails to meet its current financial projections.

Methodologies and significant estimates utilized in determining the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units as of July 31, 2013.

The fair value of each reporting unit was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. The DCF analysis requires significant estimates, including projections of future operating results and cash flows of each reporting unit, which is based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the estimated fair value of each reporting unit which could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Moody’s allocates newly acquired goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions or realignments.

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of July 31, 2013. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology which requires significant management judgment:

•

Future cash flow assumptions—The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of fair value for each reporting unit. The growth rates utilized in the projections assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on all reporting units. For all reporting units, a 10% decrease in the growth rates used would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value.

•

WACC—The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 10% to 11.5% as of July 31, 2013. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of July 31, 2013. For the FSTC reporting unit, an increase in the WACC of one percentage point would have resulted in the carrying value of the reporting unit exceeding its estimated fair value by approximately $5 million under step one of the goodwill impairment test as prescribed in ASC Topic 350. For the remaining reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during the first nine months of 2013 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on improving market conditions for the reporting unit where the intangible asset resides and an assessment of projected cash flows for all reporting units. Additionally, there were no events or circumstances during the first nine months of 2013 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

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

The following is a discussion of the results of operations of these segments, including the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by

MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products developed by MIS. The discussion also includes intersegment fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to provide these products and services. Overhead charges and corporate expenses which exclusively benefit one segment are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology.

Beginning on January 1, 2013, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the three and nine months ended September 30, 2013 and accordingly, the segment results for the prior year comparative periods have been reclassified to conform to the new presentation. These reclassifications were not material.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Executive Summary

Moody’s revenue in the third quarter of 2013 totaled $705.5 million, an increase of $17.0 million compared to 2012 and reflected growth in both reportable segments. Total expenses were $414.0 million, a decrease of $4.8 million compared to the prior year primarily due to lower incentive compensation costs partially offset by higher costs relating to headcount growth and annual compensation increases. Additionally, there were higher non-compensation expenses which reflected an increase in costs for IT consulting partially offset by lower legal and litigation-related costs. Operating income of $291.5 million increased $21.8 million compared to 2012 and resulted in an operating margin of 41.3% in 2013 compared to 39.2% in the prior year period. Adjusted Operating Income of $314.9 million in the third quarter of 2013 increased $21.1 million compared to 2012 resulting in an Adjusted Operating Margin of 44.6% compared to 42.7% in the prior year period. Diluted EPS of $0.83 in the third quarter of 2013 increased $0.02 over the prior year period which included a $0.06 benefit related to the favorable resolution of a Legacy Tax Matter. Excluding the aforementioned impact relating to the resolution of a Legacy Tax Matter in 2012, Diluted EPS increased $0.08 compared to the prior year.

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
United States	$391.0	$377.9	3%

International:
EMEA	207.4	198.2	5%
Asia-Pacific	62.1	64.1	(3%)
Americas	45.0	48.3	(7%)

Total International	314.5	310.6	1%

Total	705.5	688.5	2%

Expenses:
Operating	203.5	207.3	2%
SG&A	187.1	187.4	—
Depreciation and amortization	23.4	24.1	3%

Total	414.0	418.8	1%

Operating income	$291.5	$269.7	8%

Adjusted Operating Income (1)	$314.9	$293.8	7%

Interest income (expense), net	$(24.4)	$(15.3)	(59%)
Other non-operating income (expense), net	$(3.6)	$10.0	(136%)
Net income attributable to Moody’s	$183.9	$183.9	—
Diluted EPS attributable to Moody’s common shareholders	$0.83	$0.81	2%
Non-GAAP EPS attributable to Moody’s common shareholders (1)	$0.83	$0.75	11%

Operating margin	41.3%	39.2%
Adjusted Operating Margin(1)	44.6%	42.7%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	September 30,		% Change
	2013	2012
United States	2,798	2,592	8%
International	4,412	4,079	8%

Total	7,210	6,671	8%

Global revenue of $705.5 million in the third quarter of 2013 increased $17.0 million compared to 2012 reflecting growth in both reportable segments. The growth in the ratings segment reflected benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. coupled with higher rated issuance volumes for bank loans. These increases were partially offset by declines in rated issuance volumes across most asset classes in SFG outside the U.S. as well as declines in banking issuance in FIG and investment-grade corporate debt volumes in CFG. The growth in MA reflects higher revenue across all LOBs, most notably in RD&A and PS. Transaction revenue accounted for 47% and 50% of global MCO revenue in the third quarter of 2013 and 2012, respectively.

U.S. revenue of $391.0 million increased $13.1 million over 2012, and primarily reflected the aforementioned benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases in MIS coupled with growth across all LOBs in MA. Also contributing to the increase were higher rated issuance volumes for bank loans. These increases were partially offset by a decline in rated issuance volumes for investment-grade corporate debt (excluding a $49 billion offering by an issuer in the telecommunications sector) as well as declines in volumes for speculative-grade corporate debt and municipal bonds.

Non-U.S. revenue increased $3.9 million compared to 2012, primarily reflecting higher CFG and PPIF revenue in EMEA partially offset by declines in most asset classes in SFG across all non-U.S. regions.

Operating expenses were $203.5 million in the third quarter of 2013, a decrease of $3.8 million from 2012 and reflected a decline in compensation costs partially offset by higher non-compensation costs. The decrease in compensation costs of approximately $12 million reflects lower incentive compensation due to lower projected achievement against full-year targeted results through the third quarter of 2013 compared to the same period in 2012 partially offset by higher salaries and related employee benefit costs due to headcount growth and annual compensation increases. The increase in non-compensation costs of approximately $8 million is primarily due to higher IT consulting costs for ongoing initiatives.

SG&A expenses of $187.1 million in the third quarter of 2013 were flat compared to 2012 and reflected a decline in compensation costs offset by higher non-compensation costs. The decrease in compensation costs of $2 million reflects lower incentive compensation due to lower projected achievement against full-year targeted results through the third quarter of 2013 compared to the same period in 2012. Partially offsetting this decrease were higher salaries and related employee benefits due to annual compensation increases and headcount growth in sales personnel within MA as well as in support areas. The increase in non-compensation expenses of approximately $2 million is primarily due to higher costs for ongoing IT initiatives coupled with higher contingent consideration costs relating to the acquisition of Copal. These increases were partially offset by lower legal and litigation-related expenses.

Operating income of $291.5 million increased $21.8 million from 2012. Adjusted Operating Income was $314.9 million in the third quarter of 2013 and increased $21.1 million compared to 2012. Operating margin and Adjusted Operating Margin in the third quarter of 2013 of 41.3% and 44.6%, respectively, increased 210bps and 190bps, respectively, compared to the prior year, reflecting revenue growth coupled with a slight decrease in operating expenses.

Interest income (expense), net in the third quarter of 2013 was ($24.4) million, a $9.1 million increase in expense compared to 2012. This increase is primarily due to interest on borrowings for both the 2013 Senior Notes and 2012 Senior Notes which were issued in August 2013 and 2012, respectively. Also contributing to the increase in net expense was a reduction in accrued interest expense of $4.4 million in the third quarter of 2012 relating to the favorable resolution of a Legacy Tax Matter.

Other non-operating income (expense), net was ($3.6) million in the third quarter of 2013, a $13.6 million increase in expense compared to 2012 as 2012 reflected a $12.8 million reversal of a liability related to the favorable resolution of a Legacy Tax Matter.

The Company’s ETR was 29.1% in the third quarter of 2013, down slightly from 29.5% in 2012.

Net Income in the third quarter of 2013 was $183.9 million, or $0.83 per diluted share. This is an increase of $0.02 per diluted share, compared to the third quarter of 2012. Excluding a $0.06 benefit related to the resolution of a Legacy Tax Matter in 2012, diluted EPS increased $0.08 compared to the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Corporate finance (CFG)	$233.0	$220.7	6%
Structured finance (SFG)	83.5	93.1	(10%)
Financial institutions (FIG)	78.9	82.7	(5%)
Public, project and infrastructure finance (PPIF)	82.7	77.0	7%

Total external revenue	478.1	473.5	1%

Intersegment royalty	19.6	17.8	10%

Total MIS Revenue	497.7	491.3	1%

Expenses:
Operating and SG&A (external)	232.6	249.0	7%
Operating and SG&A (intersegment)	3.0	3.1	3%

Adjusted Operating Income	262.1	239.2	10%

Depreciation and amortization	12.1	11.1	(9%)

Operating income	$250.0	$228.1	10%

Adjusted Operating Margin	52.7%	48.7%
Operating margin	50.2%	46.4%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $478.1 million for the third quarter of 2013 increased $4.6 million compared to 2012, reflecting benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S., coupled with higher rated issuance volumes for bank loans. These increases were partially offset by declines across most asset classes in SFG outside the U.S. coupled with rated issuance volume declines in the banking sector as well as in investment-grade corporate debt. Transaction revenue for MIS was 59% and 62% in the third quarter of 2013 and 2012, respectively.

In the U.S., revenue was $290.1 million in the third quarter of 2013, or flat compared to 2012, and reflected the aforementioned benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher rated issuance volumes for bank loans and higher revenue from monitoring fees. These increases were offset by declines in rated issuance volumes for investment-grade corporate debt (excluding a $49 billion offering by an issuer in the telecommunications sector) as well as declines in volumes for speculative-grade corporate debt and municipal bonds.

Non-U.S. revenue was $188.0 million in the third quarter of 2013, an increase of $3.6 million compared to 2012. The growth over 2012 primarily reflects higher revenue from rating speculative-grade corporate debt and bank loans in the EMEA region coupled with higher infrastructure finance revenue in EMEA. Also contributing to the growth over the third quarter of 2012 were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. This growth was partially offset by declines across all SFG asset classes in the EMEA region as well as declines in investment-grade issuance in the EMEA and Asia-Pacific regions.

Global CFG revenue of $233.0 million in the third quarter of 2013 increased $12.3 million from 2012 reflecting benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Also contributing to the increase was strong growth in rated issuance volumes for bank loans in the U.S. and EMEA, speculative-grade corporate debt in EMEA and higher revenue from monitoring fees. The aforementioned increase in bank loan rated issuance volumes largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as increased investor appetite for variable rate securities. These increases were partially offset by declines in rated issuance volumes for investment-grade corporate debt in the U.S. (excluding a $49 billion offering by an issuer in the telecommunications sector) and EMEA. Additionally, there were lower speculative-grade corporate debt volumes in the U.S. reflecting uncertainties early in the third quarter of 2013 concerning the U.S. Federal Reserve’s position on quantitative easing coupled with robust issuance volumes in 2012. Transaction revenue represented 70% of total CFG revenue in the third quarter of 2013, compared to 75% in 2012. In the U.S., revenue in the third quarter of 2013 was $151.8 million, or flat compared to 2012. Internationally, revenue of $81.2 million in the third quarter of 2013 increased $12.3 million compared to 2012.

Global SFG revenue of $83.5 million in the third quarter of 2013 declined $9.6 million compared to 2012 and primarily reflected decreases across most asset classes in the EMEA region. Transaction revenue was 54% of total SFG revenue in the third quarter of 2013 compared to 58% in 2012. In the U.S., revenue of $53.6 million increased $1.7 million compared to 2012, due to growth in CMBS and REIT issuance reflecting the current low interest rate environment as well as narrowing credit spreads and increased investor demand for these securities. These increases were partially offset by declines in derivatives revenue. Non-U.S. revenue in the third quarter of 2013 of $29.9 million decreased $11.3 million compared to 2012 reflecting fewer deals originating in EMEA. This decrease is a result of banks in EMEA having alternative access to capital, such as the “Funding for Lending” program implemented in the U.K., which allows institutions to borrow from the Bank of England at favorable rates in exchange for providing mortgage loans as collateral for the borrowing. There were also revenue declines across most asset classes in the Asia-Pacific and Americas regions.

Global FIG revenue of $78.9 million in the third quarter of 2013 was $3.8 million lower compared to 2012 primarily due to declines in banking-related issuance in the Asia-Pacific and Latin America regions reflecting a strong prior year comparative period. Partially offsetting these declines were changes in the mix of fee type, new fee initiatives and pricing increases. Transaction revenue was 30% of total FIG revenue in the third quarter of 2013 compared to 37% in 2012. In the U.S. and internationally, revenue was $34.8 million and $44.1 million, respectively, in the three months ended September 30, 2013, or $1.0 million and $2.8 million lower, respectively, compared to the third quarter of 2012.

Global PPIF revenue was $82.7 million in the third quarter of 2013, an increase of $5.7 million compared to 2012, primarily reflecting benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Revenue generated from new transactions was 58% in the third quarter of 2013 compared to 59% in 2012. In the U.S., revenue in the third quarter of 2013 was $49.9 million and was flat compared to 2012 reflecting the aforementioned benefits from pricing being offset by declines in municipal bond refunding issuance volumes due to higher borrowing costs associated with increases in benchmark interest rates for U.S. Treasury bonds. Outside the U.S., PPIF revenue increased $5.4 million.

Operating and SG&A expenses in the third quarter of 2013 decreased $16.4 million compared to 2012 reflecting a decrease in compensation expenses of approximately $19 million being partially offset by an approximate $3 million increase in non-compensation costs. The decline in compensation costs is due to a decrease in incentive compensation which reflects lower achievement against full-year targeted results through the third quarter of 2013 compared to the same period in the prior year. The decline in incentive compensation costs was partially offset by higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. The growth in non-compensation expenses reflects higher costs related to continued investment in IT infrastructure as well as higher variable costs to support business growth. These increases in non-compensation costs were partially offset by lower legal and litigation-related costs.

Adjusted Operating Income in the third quarter of 2013, which includes intersegment royalty revenue and intersegment expenses was $262.1 million, an increase of $22.9 million compared to 2012. Operating income in the third quarter of 2013 of $250.0 million, which includes intersegment royalty revenue and intersegment expenses, increased $21.9 million from the same period in 2012. Adjusted Operating Margin and operating margin and were 52.7% and 50.2%, respectively, or 400bps and 380bps higher compared to the third quarter of 2012 due to both an increase in revenue coupled with lower operating expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Research, data and analytics (RD&A)	$133.7	$124.3	8%
Enterprise risk solutions (ERS)	64.4	64.0	1%
Professional services (PS)	29.3	26.7	10%

Total external revenue	227.4	215.0	6%

Intersegment revenue	3.0	3.1	(3%)

Total MA Revenue	230.4	218.1	6%

Expenses:
Operating and SG&A (external)	158.0	145.7	(8%)
Operating and SG&A (intersegment)	19.6	17.8	(10%)

Adjusted Operating Income	52.8	54.6	(3%)

Depreciation and amortization	11.3	13.0	13%

Operating income	$41.5	$41.6	—

Adjusted Operating Margin	22.9%	25.0%
Operating margin	18.0%	19.1%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $12.4 million compared to the third quarter of 2012, and reflected growth across all three LOBs, most notably in RD&A and PS. Recurring revenue comprised 78% of total MA revenue in the quarter ended September 30, 2013 compared with 77% in the prior year period.

In the U.S., revenue of $100.9 million in the third quarter of 2013 increased $12.1 million, and reflected growth across all three LOBs. International revenue of $126.5 million in the third quarter of 2013 was flat compared to the same period in 2012 with growth in RD&A in the EMEA region and growth in ERS in the Asia-Pacific region being offset by declines in ERS in EMEA.

Global RD&A revenue, which comprised 59% and 58% of total external MA revenue in the third quarter ended September 30, 2013 and 2012, respectively, increased $9.4 million over the prior year period. The growth was primarily due to increased sales of credit research via the CreditView product and solid growth from other data and analytic products as well as general market price increases. Global ERS revenue in the third quarter of 2013 was up slightly compared to the same period in 2012. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements. Revenue from PS increased $2.6 million compared to the third quarter of 2012, reflecting growth in revenue from outsourced research and analytical services to institutional customers. Revenue from the FSTC reporting unit within PS was flat compared to the third quarter of 2012. If the FSTC reporting unit does not achieve its current financial forecast it could result in a goodwill impairment charge in future quarters.

Operating and SG&A expenses in the third quarter of 2013, increased $12.3 million compared to 2012 reflecting higher compensation costs of approximately $4 million and higher non-compensation expenses of approximately $8 million. The increase in compensation costs reflects higher headcount to support business growth coupled with annual compensation increases as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. The growth in non-compensation expenses reflects an approximate $2 million increase in contingent consideration costs related to the acquisition of Copal as well as higher variable costs to support business growth.

Adjusted Operating Income was $52.8 million in the third quarter of 2013, including intersegment revenue and expenses, and decreased $1.8 million compared to 2012. Operating income of $41.5 million in the third quarter of 2013 was flat compared to the same period in 2012. Adjusted Operating Margin for the third quarter of 2013 was 22.9%, and decreased 210bps compared to 2012. Operating margin was 18.0% and decreased 110bps from the prior year.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Executive Summary

Moody’s revenue in the first nine months of 2013 totaled $2,193.3 million, an increase of $217.2 million compared to 2012 and reflected growth in both reportable segments, most notably in the high-yield and bank loan sectors of CFG within MIS and within all LOBs within MA. Total expenses were $1,270.6 million, an increase of $111.7 million compared to the prior year and reflected the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. Expenses also increased due to higher compensation costs relating to headcount growth and annual compensation increases as well as costs to support ongoing IT initiatives. These increases were partially offset by lower incentive compensation costs. Operating income of $922.7 million increased $105.5 million compared to 2012 and resulted in an operating margin of 42.1% in 2013, compared to 41.4% in the prior year. Adjusted Operating Income of $992.8 million in the first nine months of 2013 increased $105.9 million compared to 2012 resulting in an Adjusted Operating Margin of 45.3% compared to 44.9% in the prior year period. Diluted EPS of $2.66 in the first nine months of 2013, which includes a $0.14 charge in the first quarter related to the aforementioned settlement of litigation matters, increased $0.32 over the prior year period, which included a $0.06 benefit relating to the favorable resolution of a Legacy Tax Matter. Excluding the litigation settlement in the first quarter of 2013, non-GAAP EPS was $2.80, or $0.52 higher than $2.28 in 2012, which excludes the aforementioned favorable impact relating to a Legacy Tax Matter.

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
United States	$1,209.3	$1,069.1	13%

International:
EMEA	637.0	575.3	11%
Asia-Pacific	205.8	191.3	8%
Americas	141.2	140.4	1%

Total International	984.0	907.0	8%

Total	2,193.3	1,976.1	11%

Expenses:
Operating	601.4	573.4	(5%)
SG&A	599.1	515.8	(16%)
Depreciation and amortization	70.1	69.7	(1%)

Total	1,270.6	1,158.9	(10%)

Operating income	$922.7	$817.2	13%

Adjusted Operating Income (1)	$992.8	$886.9	12%

Interest income (expense), net	$(68.1)	$(42.2)	(61%)
Other non-operating income (expense), net	$12.9	$12.6	2%
Net income attributable to Moody’s	$597.8	$529.9	13%
Diluted EPS attributable to Moody’s common shareholders	$2.66	$2.34	14%
Non-GAAP EPS attributable to Moody’s common shareholders (1)	$2.80	$2.28	23%

Operating margin	42.1%	41.4%
Adjusted Operating Margin(1)	45.3%	44.9%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $2,193.3 million in the first nine months of 2013 increased $217.2 million compared to 2012 reflecting growth in both reportable segments. The increase in ratings revenue reflects benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. coupled with higher global rated issuance volumes for high-yield corporate debt and bank loans. The growth in MA reflects higher revenue across all LOBs, most notably in RD&A and ERS. Transaction revenue accounted for 50% and 49% of global MCO revenue in the first nine months of 2013 and 2012, respectively.

U.S. revenue of $1,209.3 million increased $140.2 million over 2012, reflecting growth across all ratings LOBs, most notably in CFG and SFG, coupled with growth in all LOBs within MA.

Non-U.S. revenue increased $77.0 million compared to 2012, reflecting higher CFG revenue in all regions coupled with increases in MA revenue in all LOBs within the EMEA and Asia-Pacific regions. These increases were partially offset by declines in most asset classes in SFG within the EMEA region.

Operating expenses were $601.4 million in the first nine months of 2013, an increase of $28.0 million from 2012 and reflected an increase in both compensation and non-compensation costs. The increase in compensation costs of approximately $9 million reflects higher salaries and related employee benefits primarily resulting from increases in headcount as well as the impact of annual compensation increases. These increases were partially offset by lower incentive compensation due to lower projected achievement against full-year targeted results through the first nine months of 2013 compared to the same period in 2012. The increase in non-compensation expenses of approximately $19 million is primarily due to an increase in costs relating to ongoing IT initiatives coupled with higher variable costs correlated with business growth.

SG&A expenses of $599.1 million in the first nine months of 2013 increased $83.3 million from 2012 with the primary driver of the expense growth reflecting the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. The remaining increase in SG&A expenses reflects growth in compensation costs of approximately $16 million primarily due to higher salaries and related employee benefits resulting from annual compensation increases and headcount growth in sales personnel within MA as well as in overhead support areas. These increases were partially offset by lower incentive compensation due to lower projected achievement against full-year targeted results through the first nine months of 2013 compared to the same period in 2012. The increase in non-compensation expenses is primarily due to an increase in costs to support ongoing IT initiatives coupled with higher contingent consideration costs relating to the acquisition of Copal.

Operating income of $922.7 million increased $105.5 million from 2012. Adjusted Operating Income was $992.8 million in the first nine months of 2013 and increased $105.9 million compared to 2012. Operating margin increased 70bps compared to 2012. Adjusted Operating Margin in the first nine months of 2013 of 45.3% increased 40bps compared to the prior year.

Interest income (expense), net in the first nine months of 2013 was ($68.1) million, a $25.9 million increase in expense compared to 2012. This increase is due to higher interest on borrowings reflecting the issuance of the 2012 Senior Notes and the 2013 Senior Notes in August 2012 and 2013, respectively, partially offset by lower interest expense due to the final repayment of the 2008 Term Loan in May 2013. Also, the increase in expense reflects an approximate $7 million reversal of interest on UTPs in 2012 related to the settlement of state and local tax audits and a $4.4 million reversal of accrued interest in 2012 related to the resolution of Legacy Tax Matters.

Other non-operating income (expense), net was $12.9 million in the first nine months of 2013, a $0.3 million increase in income compared to 2012 and reflected approximately $7 million in FX gains in the first nine months of 2013 compared to FX losses of approximately $6 million in the prior year. The FX gains in 2013 primarily related to the strengthening of the euro relative to the British pound. The aforementioned increase in income related to FX gains was offset by a Legacy Tax benefit of $12.8 million in 2012.

The Company’s ETR was 30.1% in the first nine months of 2013, down from 31.7% in 2012. The decrease was primarily due to tax benefits on the aforementioned litigation settlement charge as well as U.S. tax legislation enacted in early 2013 which retroactively extended certain tax benefits to the 2012 tax year and prospectively extended these benefits to the 2013 tax year.

Net Income in the first nine months of 2013 was $597.8 million, or $2.66 per diluted share, and included a $0.14 charge in the first quarter of 2013 related to the aforementioned litigation settlement. This is an increase of $67.9 million, or $0.32 per diluted share, compared to the first nine months of 2012. Excluding the charge for the litigation settlement in 2013 and a $0.06 benefit in 2012 relating to Legacy Tax Matters, non-GAAP EPS of $2.80 in the first nine months of 2013 was $0.52 higher than in the same period of the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Corporate finance (CFG)	$754.2	$612.7	23%
Structured finance (SFG)	273.7	278.1	(2%)
Financial institutions (FIG)	249.9	239.3	4%
Public, project and infrastructure finance (PPIF)	258.8	237.3	9%

Total external revenue	1,536.6	1,367.4	12%

Intersegment royalty	57.5	52.4	10%

Total MIS Revenue	1,594.1	1,419.8	12%

Expenses:
Operating and SG&A (external)	747.6	675.5	(11%)
Operating and SG&A (intersegment)	8.5	9.0	6%

Adjusted Operating Income	838.0	735.3	14%

Depreciation and amortization	34.9	33.0	(6%)

Operating income	$803.1	$702.3	14%

Adjusted Operating Margin	52.6%	51.8%
Operating margin	50.4%	49.5%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,536.6 million for the first nine months of 2013 increased $169.2 million compared to 2012, reflecting growth in all ratings LOBs excluding SFG. The primary driver of the growth reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Additionally, the growth reflected an increase in rated issuance volumes for speculative-grade corporate debt and bank loans, particularly in the first half of 2013. Transaction revenue for MIS was 62% and 61% of total MIS revenue in the first nine months of 2013 and 2012, respectively.

In the U.S., revenue was $916.4 million in the first nine months of 2013, an increase of $110.1 million, or 14% compared to 2012 and reflected changes in the mix of fee type, new fee initiatives and certain pricing increases. The increase also reflects strong growth in rated issuance volumes for high-yield corporate debt and bank loans as well as higher revenue from monitoring fees in CFG. Additionally, stronger rated issuance volumes for CMBS, CLOs and REITs within SFG contributed to the growth over 2012.

Non-U.S. revenue was $620.2 million in the first nine months of 2013, an increase of $59.1 million compared to 2012. The growth over 2012 reflects higher revenue from rating high-yield corporate debt and bank loans across all regions coupled with higher banking, insurance and infrastructure finance-related revenue in the EMEA region. Also contributing to the growth over the first nine months of 2012 were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines in issuance across most asset classes in SFG within the EMEA region.

Global CFG revenue of $754.2 million in the first nine months of 2013 increased $141.5 million from 2012 reflecting strong growth in rated issuance volumes for high-yield corporate debt and bank loans, particularly in the first half of 2013. Also contributing to the growth in revenue were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The aforementioned increase in rated issuance volumes for high-yield corporate debt and bank loans largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as refinance existing borrowings combined with increased investor appetite for higher-yielding fixed income securities. Transaction revenue represented 74% of total CFG revenue in the first nine months of 2013, compared to 73% in 2012. In the U.S., revenue in the first nine months of 2013 was $466.1 million, or $65.8 million higher than 2012. Internationally, revenue of $288.1 million in the first nine months of 2013 increased $75.7 million compared to 2012.

Global SFG revenue of $273.7 million in the first nine months of 2013 decreased $4.4 million compared to 2012 and reflected declines across all asset classes in the EMEA region. These declines were partially offset by higher CLO, CMBS and REIT issuance in the U.S. coupled with the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Transaction revenue was 58% of total SFG revenue in the first nine months of 2013 compared to 57% in 2012. In the U.S., revenue of $175.2 million increased $28.0 million compared to the same period in 2012, reflecting growth in CLO, CMBS and REIT rated issuance volumes. The growth in these asset classes reflects the current low interest rate environment as well as narrow credit spreads and increased investor demand for these securities. Additionally, the growth in CLO revenue reflected issuance in the first quarter of 2013 ahead of a new FDIC regulation effective in April 2013 which deems these securities to be “higher risk securitizations” for purposes of calculating insurance assessments for insured depository institutions. Non-U.S. revenue in the first nine months of 2013 of $98.5 million decreased $32.4 million compared to 2012 reflecting declines across all asset classes in the EMEA region, most notably in RMBS and ABS. The decline in RMBS issuance reflects fewer deals originating as banks have had alternative access to capital as a result of the “Funding for Lending” program implemented in the U.K which allows institutions to borrow from the Bank of England at favorable rates in exchange for providing mortgage loans as collateral for the borrowing. The decline in ABS issuance in the EMEA region reflects continued macroeconomic uncertainties in Europe as well as banks in the region being currently well funded from the ECB’s long term refinancing operation.

Global FIG revenue of $249.9 million in the first nine months of 2013 was $10.6 million higher compared to 2012 with the primary driver of the growth reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Also contributing to the increase was growth in banking-related revenue in the U.S. reflecting an increase in rated issuance volumes, particularly in the first half of 2013, due to larger financial institutions coming to market as credit spreads tightened in this sector. Additionally, the increase reflected higher insurance revenue in EMEA primarily reflecting issuers opportunistically refinancing debt amidst favorable interest rate conditions coupled with issuance to fund M&A activity in the sector, particularly in the first half of 2013. Transaction revenue was 35% of total FIG revenue in the first nine months of 2013 compared to 37% in the same period in 2012. In the U.S. and internationally, revenue was $106.7 million and $143.2 million, respectively, in the nine months ended September 30, 2013, or 6% and 3% higher, respectively, compared to the first nine months of 2012.

Global PPIF revenue was $258.8 million in the first nine months of 2013, an increase of $21.5 million compared to 2012, primarily reflecting the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases as well as increases in U.S. project and infrastructure finance rated issuance volumes. Partially offsetting these increases was a decline in U.S. public finance issuance reflecting lower municipal bond refunding volumes due to higher borrowing costs associated with increases in benchmark interest rates for U.S. Treasury bonds beginning in May 2013 coupled with a decline in issuance volumes for sovereign debt. Transaction revenue was 61% in both the first nine months of 2013 and 2012. In the U.S., revenue in the first nine months of 2013 was $168.4 million and increased $9.9 million compared to 2012. Outside the U.S., PPIF revenue increased $11.6 million compared to 2012.

Operating and SG&A expenses in the first nine months of 2013 increased $72.1 million compared to 2012 primarily due to growth in non-compensation costs of approximately $70 million. The primary driver of the increase in non-compensation expenses was the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. Also contributing to the growth in non-compensation expenses were higher costs to support ongoing IT initiatives. Compensation costs were flat compared to the prior year reflecting higher salaries resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, there was higher pension expense resulting from a decrease in the discount rate used to value the Company’s obligation and the amortization of prior year actuarial losses. These increases were offset by lower incentive compensation due to lower projected achievement against full-year targeted results through the first nine months of 2013 compared to the same period in 2012.

Adjusted Operating Income in the first nine months of 2013, which includes intersegment royalty revenue, intersegment expenses and the aforementioned litigation settlement charge was $838.0 million, an increase of $102.7 million compared to 2012. Operating income in the first nine months of 2013 of $803.1 million increased $100.8 million from the same period in 2012. Adjusted Operating Margin and operating margin were 52.6% and 50.4%, respectively, or 80bps and 90bps higher compared to the first nine months of 2012.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine months ended September 30		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Research, data and analytics (RD&A)	$393.6	$365.9	8%
Enterprise risk solutions (ERS)	177.6	163.6	9%
Professional services (PS)	85.5	79.2	8%

Total external revenue	656.7	608.7	8%

Intersegment revenue	8.5	9.0	(6%)

Total MA Revenue	665.2	617.7	8%

Expenses:
Operating and SG&A (external)	452.9	413.7	(9%)
Operating and SG&A (intersegment)	57.5	52.4	(10%)

Adjusted Operating Income	154.8	151.6	2%

Depreciation and amortization	35.2	36.7	4%

Operating income	$119.6	$114.9	4%

Adjusted Operating Margin	23.3%	24.5%
Operating margin	18.0%	18.6%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $48.0 million compared to the first nine months of 2012, with the most notable growth in RD&A and ERS. Recurring revenue comprised 79% of total MA revenue in both the first nine months of 2013 and 2012.

In the U.S., revenue of $292.9 million in the first nine months of 2013 increased $30.1 million, and reflected growth across all three LOBs. International revenue of $363.8 million in the first nine months of 2013 was $17.9 million higher than in 2012.

Global RD&A revenue, which comprised 60% of total external MA revenue in both the first nine months of both 2013 and 2012, increased $27.7 million over the prior year period. The growth was primarily due to increased sales of credit research via the CreditView product and solid growth from other data and analytic products as well as general market price increases. Global ERS revenue in the first nine months of 2013 increased $14.0 million over the same period in 2012, primarily due to revenue from the sale and implementation of regulatory and compliance software to various financial institutions. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements. Revenue from PS increased $6.3 million compared to the first nine months of 2012, reflecting growth in revenue from Copal being partially offset by softness in the FSTC reporting unit. If the FSTC reporting unit does not achieve its current financial forecast it could result in a goodwill impairment charge in future quarters.

Operating and SG&A expenses in the first nine months of 2013, which include the intersegment royalty for the right to use and distribute content, data and products developed by MIS, increased $39.2 million compared to 2012 reflecting both higher compensation and non-compensation costs of approximately $24 million and $15 million, respectively. The increase in compensation costs reflects higher headcount to support business growth coupled with annual compensation increases as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. The increase in non-compensation expenses is primarily due to higher contingent consideration costs relating to the acquisition of Copal of approximately $8 million and higher professional service fees related to product delivery.

Adjusted Operating Income was $154.8 million in the first nine months of 2013 and increased $3.2 million compared to the same period in 2012. Operating income of $119.6 million in the first nine months of 2013, which includes intersegment revenue and expenses, increased $4.7 million compared to the same period in 2012. Adjusted Operating Margin for the first quarter of 2013 was 23.3%, compared to 24.5% in the first nine months of 2012. Operating margin was 18.0%, 60bps lower compared to the prior year.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2013	2012
Net cash provided by operating activities	$653.5	$496.0	$157.5
Net cash used in investing activities	$(222.8)	$(46.1)	$(176.7)
Net cash (used in) provided by financing activities	$(343.2)	$294.4	$(637.6)
Free Cash Flow*	$622.5	$460.8	$161.7

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The following changes related to non-cash items impacted cash provided by operating activities in 2013 compared to 2012, relative to net income:

•

a $42.8 million decrease in deferred income taxes primarily due to the utilization of deferred tax assets relating to a payment for UTBs upon the settlement of state and local tax audits in the first quarter of 2012;

•

a $20.6 million decrease relating to greater excess tax benefits from stock-based compensation plans primarily due to an increase in stock option exercises in 2013 resulting from the increase in Moody’s stock price;

•	a $12.8 million increase relating to a non-cash reduction of a liability for a Legacy Tax Matter in 2012.

In addition to the non-cash items discussed above and an increase in net income of $68.6 million, the $157.5 million increase in net cash flows provided by operating activities reflected:

•	payments of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits;

•

an $83.8 million increase in cash flow from changes in accounts receivable balances primarily reflecting a larger increase in accounts receivable balances in the first nine months of 2012 compared to 2013. The increase in 2012 reflected lower accounts receivable balances at December 31, 2011 resulting from declines in corporate finance issuance in the fourth quarter of 2011. Approximately 29% and 26% of the Company’s accounts receivable balance at September 30, 2013 and 2012, respectively, represents unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

•	a $28.3 million increase in cash flow from changes in deferred revenue balances primarily reflecting overall revenue growth in both segments;

Partially offset by:

•

an approximate $67 million decrease primarily relating to higher incentive compensation payouts in 2013 compared to the prior year reflecting higher achievement against full-year targeted results in 2012 compared to achievement in the prior year period;

•	an approximate $72 million decrease in cash flows relating to the timing of estimated income tax payments.

The remaining increase in cash flow is due to changes in various other assets and liabilities.

Net cash used in investing activities

The $176.7 million increase in cash used in investing activities is primarily due to higher purchases of short-term investments with excess non-U.S. cash.

Net cash (used in) provided by financing activities

The $637.6 million increase in cash used in financing activities was attributed to:

•	Treasury shares repurchased of $747.6 million in the first nine months of 2013 compared to $125.1 million repurchased in the prior year period;

•	Repayments on the 2008 Term Loan of $63.8 million in 2013 compared to $39.4 million in the prior year period;

•	Higher dividends paid to MCO shareholders of $36.4 million reflecting $0.65 per share paid in the first nine months of 2013 compared to $0.48 per share paid in the same period of the prior year;

Partially offset by:

•

Higher net proceeds from stock-based compensation plans of $24.7 million reflecting an increase in stock option exercises in 2013 correlated with the increase in Moody’s share price. These proceeds were partially offset by a greater number of shares retained in treasury stock to satisfy employee tax withholding obligations in connection with the vesting of restricted stock in March 2013;

•	Higher excess tax benefits from stock-based compensation plans of $20.6 million due to an increase in stock option exercises in 2013 resulting from the higher trading price of Moody’s common shares.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2,044.7 million at September 30, 2013 consisted of approximately $1.2 billion located outside of the U.S., of which approximately 55% is denominated in euros and British pounds. The cash and short-term investments held in the Company’s non-U.S. operations contains approximately $1.1 billion in entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. On October 22, 2013, the Board of Directors of the Company declared a quarterly dividend of $0.25 per share of Moody’s common stock, payable on December 10, 2013 to shareholders of record at the close of business on November 20, 2013. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. On February 12, 2013, the Board approved an additional $1.0 billion of share repurchase authority. At September 30, 2013, the Company had $0.9 billion of share repurchase authority remaining under this program, which does not have an established expiration. Additionally, the Company expects to complete approximately $250 million of share repurchases in the fourth quarter 2013. Share repurchase activity in the near term is subject to available cash flow, market conditions and other capital allocation decisions.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based on the financial results of Copal subject to a floor exercise price of approximately $46 million. The redemption value of this redeemable noncontrolling interest was $81.5 million at September 30, 2013. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next one to four years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At September 30, 2013, Moody’s had $2.1 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available under the 2012 Facility. Principal payments on the Company’s borrowings will be made in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of September 30, 2013 are approximately £118 million, of which approximately £9 million will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of September 30, 2013, including the aforementioned rent credits, are approximately $485 million, of which approximately $31 million will be paid during the next twelve months.

On October 21, 2013, the Company entered into a fourteen-year lease for three additional floors at its 7WTC headquarters. The total net commitment for this lease is approximately $101 million, including capital expenditures to build-out the space. The lease will not be effective until certain closing conditions are met which is expected to occur by the end of December 2013.

Indebtedness

The following table summarizes total indebtedness:

	September 30,	December 31,
	2013	2012
2012 Facility	$—	$—
Commercial paper	—	—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $7.3 million at 2013 and $13.8 million at 2012	307.3	313.8
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.3 million in 2013 and $2.6 million in 2012	497.7	497.4
2012 Senior Notes, due 2022, net of unamortized discount of $3.6 million in 2013 and $3.8 million in 2012	496.4	496.2
2013 Senior Notes, due 2024, net of unamortized discount of $2.8 million in 2013	497.2	—
2008 Term Loan	—	63.8

Total debt	2,098.6	1,671.2
Current portion	—	(63.8)

Total long-term debt	$2,098.6	$1,607.4

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

Commercial Paper

On October 3, 2007, the Company entered into a private placement commercial paper program under which the Company could issue CP notes up to a maximum amount of $1.0 billion. In October 2013, the Company terminated its CP program.

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at September 30, 2013 and December 31, 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

On August 12, 2013, the Company issued $500 million aggregate principal amount of senior unsecured notes in a public offering. The 2013 Senior Notes bear interest at a fixed rate of 4.875% and mature on February 15, 2024. Interest on the 2013 Senior Notes will be due semi-annually on February 15 and August 15 of each year, commencing February 15, 2014. The Company may prepay the 2013 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Notwithstanding the immediately preceding sentence, the Company may redeem the 2013 Senior Notes, in whole or in part, at any time or from time to time on or after November 15, 2023 (three months prior to their maturity), at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2013 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2013 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2013 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2013 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2013 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2013 Indenture, the 2013 Senior Notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

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

The 2008 Term Loan contained restrictive covenants that, among other things, restricted the ability of the Company to engage or to permit its subsidiaries to engage in mergers, consolidations, asset sales, transactions with affiliates and sale-leaseback transactions or to incur, or permit its subsidiaries to incur, liens, in each case, subject to certain exceptions and limitations. The 2008 Term Loan also limited the amount of debt that subsidiaries of the Company may incur. In addition, the 2008 Term Loan contained a financial covenant that requires the Company to maintain a Debt/EBITDA ratio of not more than 4.0 to 1.0 at the end of any fiscal quarter. The 2008 Term Loan was repaid in full in May 2013.

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	Total
2013 (after September 30,)	$—	$—	$—	$—	$—	$—
2014	—	—	—	—	—	—
2015	300.0	—	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	300.0	—	—	—	300.0
Thereafter	—	—	500.0	500.0	500.0	1,500.0

Total	$300.0	$300.0	$500.0	$500.0	$500.0	$2,100.0

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

At September 30, 2013, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2013, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income	$1.6	$1.2	$4.0	$3.7
Expense on borrowings	(23.9)	(19.3)	(65.4)	(52.1)
(Expense) income on UTPs and other tax related liabilities (a)	(2.1)	(1.7)	(6.7)	1.8
Legacy Tax (b)	—	4.4	—	4.4
Capitalized	—	0.1	—	—

Total	$(24.4)	$(15.3)	$(68.1)	$(42.2)

(a)	The nine months ended September 30, 2012 amount contains a benefit of approximately $7 million related to the settlement of state and local income tax audits.
(b)	The 2012 amounts represent a reversal of $4.4 million of accrued interest relating to the favorable resolution of a Legacy Tax Matter.

The following table shows the cash paid for interest:

	Nine Months Ended
	September 30,
	2013	2012
Interest paid*	$78.7	$97.1

*	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 6 to the condensed consolidated financial statements.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$307.3	$320.8	$313.8	$326.1
Series 2007-1 Notes	300.0	337.0	300.0	348.3
2010 Senior Notes	497.7	544.1	497.4	562.8
2012 Senior Notes	496.4	498.9	496.2	528.8
2013 Senior Notes	497.2	502.0	—	—
2008 Term Loan	—	—	63.8	63.8

Total	$2,098.6	$2,202.8	$1,671.2	$1,829.8

*	The carrying amount includes an $7.3 million and $13.8 million fair value adjustment on an interest rate hedge at September 30, 2013 and December 31, 2012, respectively.

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

Off-Balance Sheet Arrangements

At September 30, 2013, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose of variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2013:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$2,850.2	$104.7	$498.7	$467.7	$1,779.1
Operating lease obligations(2)	864.1	87.5	135.3	121.3	520.0
Purchase obligations	118.5	63.3	55.2	—	—
Contingent consideration related to acquisitions(3)	2.4	—	2.4	—	—
Pension obligations(4)	118.2	19.9	10.2	13.5	74.6

Total(5)	$3,953.4	$275.4	$701.8	$602.5	$2,373.7

(1)	Reflects principal payments, related interest and applicable fees due on the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes and the 2012 Facility, as described in Note 12 to the condensed consolidated financial statements
(2)	Amount includes approximately $101 million relating to a fourteen-year lease for additional space at the Company’s 7WTC corporate headquarters building which is more fully discussed in the “Future Cash Requirements” section of this MD&A
(3)	Reflects a $2.4 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016.
(4)	Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 11 to the condensed consolidated financial statements
(5)	The table above does not include the Company’s net long-term tax liabilities of $237.1 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. This amount is excluded as the exact amount of the payment is still uncertain. In addition, the table above does not include the following relating to the acquisition of Copal; (i) the $14.2 million note payable as described in Note 12 to the condensed consolidated financial statements, (ii) $10.0 million in contingent consideration payments (iii) the $81.5 million Redeemable Noncontrolling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated

Dividends

On October 22, 2013, the Board approved the declaration of a quarterly dividend of $0.25 per share of Moody’s common stock, payable on December 10, 2013 to shareholders of record at the close of business on November 20, 2013.

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

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s, measuring the Company’s ability to service debt, fund capital expenditures and expand its business. Adjusted Operating Income excludes depreciation and amortization because companies utilize productive assets of different ages. Companies also have different methods of depreciating and amortizing productive assets. Management believes that the exclusion of this item allows for a more meaningful comparison of the Company’s operating results from period to period and across companies. Below is a reconciliation of the Company’s operating income and operating margin to Adjusted Operating Income and Adjusted Operating Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating income	$291.5	$269.7	$922.7	$817.2
Adjustments:
Depreciation and amortization	23.4	24.1	70.1	69.7

Adjusted Operating Income	$314.9	$293.8	$992.8	$886.9

Operating Margin	41.3%	39.2%	42.1%	41.4%
Adjusted Operating Margin	44.6%	42.7%	45.3%	44.9%

Non-GAAP Diluted EPS

The Company presents this non-GAAP measure to exclude the impact of litigation settlements and Legacy Tax Matters to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted EPS - GAAP	$0.83	$0.81	$2.66	$2.34
Legacy Tax	—	(0.06)	—	(0.06)
Impact of litigation settlement	—	—	0.14	—

Diluted EPS - Non-GAAP	$0.83	$0.75	$2.80	$2.28

Full Year Ended December 31, 2013
Diluted EPS guidance - GAAP	$3.37 - $3.43
Impact of litigation settlements	0.14

Diluted EPS guidance - Non-GAAP	$3.51 - $3.57

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

	Nine Months Ended September 30,
	2013	2012
Net cash flows provided by operating activities	$653.5	$496.0
Capital additions	(31.0)	(35.2)

Free cash flow	$622.5	$460.8

Net cash used in investing activities	$(222.8)	$(46.1)
Net cash used in financing activities	$(343.2)	$294.4

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

Moody’s full-year EPS guidance range is now $3.37 to $3.43 on a GAAP basis, and includes the $0.14 per share impact of the litigation settlement charge in the first quarter of 2013. Moody’s full-year 2013 non-GAAP EPS guidance range, which excludes the impact of the litigation settlement charge, is now $3.51 to $3.57. For Moody’s overall, the Company still expects full-year 2013 revenue to grow in the high-single-digit percent range. Full-year 2013 operating expenses are still projected to increase in the mid-single-digit percent range. Fourth quarter expenses are expected to be approximately $45 million higher than third quarter expenses. Full-year 2013 operating margin is still projected to be 41 to 42 percent and Adjusted Operating Margin for the year is still expected to be 44 to 45 percent. Guidance ranges for operating expenses, operating margin and Adjusted Operating Margin all include the first quarter litigation settlement charge. The effective tax rate is now expected to be approximately 31 percent. Full-year 2013 total share repurchases are still expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions. Capital expenditures are still projected to be approximately $50 million. The Company still expects approximately $100 million in depreciation and amortization expense. Free cash flow is still expected to be approximately $850 million.

Certain components of 2013 revenue guidance have been modified to reflect the Company’s current view of business conditions. For the global MIS business, revenue for full-year 2013 is still expected to increase in the high-single-digit percent range. U.S. MIS revenue is still expected to increase in the high-single-digit percent range, while non-U.S.

MIS revenue is now expected to increase in the mid-single-digit percent range. Corporate finance revenue is now projected to grow in the mid-teens percent range. Revenue from structured finance is still expected to decrease in the low-single-digit percent range, while revenue from financial institutions is still expected to grow in the low-single-digit percent range. Public, project and infrastructure finance revenue is now expected to increase in the mid-single-digit percent range.

For MA, full-year 2013 revenue is still expected to increase in the high-single-digit percent range. Within the U.S., MA revenue is still expected to increase in the low-double-digit percent range. Non-U.S. revenue is still expected to increase in the mid-single-digit percent range. Revenue from research, data and analytics is still projected to grow in the high-single-digit percent range, while revenue for enterprise risk solutions is now also expected to grow in the high-single-digit percent range. Professional services revenue is now expected to grow in the mid-single-digit percent range.

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

Following the global credit crisis of 2008, MIS and other credit rating agencies have been the subject of intense scrutiny, increased regulation, ongoing inquiry and governmental investigations, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with newly imposed regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other domestic and foreign governmental authorities and is responding to such investigations and inquiries.

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

Two purported class action complaints have been filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions have been consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a

consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs allege that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs seek an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. On August 23, 2013, the court issued an opinion granting defendants’ motion for summary judgment. Judgment was entered in Moody’s favor on August 26, 2013. On September 23, 2013, plaintiffs filed a notice of appeal from the judgment and from the March 2011 decision denying class certification.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential Legacy Tax liabilities arising from the 2000 Distribution. As of September 30, 2013, Moody’s has recorded liabilities for Legacy Tax Matters totaling $40.1 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

In the third quarter of 2012, certain Legacy Tax Matters were resolved resulting in a $12.8 million reduction of Legacy Tax liabilities and $4.4 million of related accrued interest expense.

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

In the EU, in 2009, the European Parliament passed a new regulation (“CRA1”) that establishes an oversight regime for the CRA industry in the European Union. CRA1, which requires the registration, formal regulation and periodic inspection of CRAs operating in the EU, became fully effective in September 2010. MIS applied for registration in August 2010 and was granted registration in October 2011. In January 2011, CRA2 established the European Securities and Markets Authority. ESMA has had direct supervisory responsibility for the registered CRA industry in the EU since July 2011.

In Spring 2013, the European Union adopted new rules that augmented the existing framework. These rules are commonly referred to as CRA3, and they became effective on June 20, 2013. Among other things, CRA3:

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2013 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 37 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

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

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 64 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2013

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1 - 31	2,289,568	$61.50	2,289,568	$1,186.0 million
August 1 - 31	1,598,791	$65.08	1,597,391	$1,082.0 million
September 1 - 30	2,276,632	$66.88	2,276,632	$929.7 million

Total	6,164,991	$64.41	6,163,591

(1)	Includes the surrender to the Company of 1,400 shares of common stock in August to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months and reflects the remaining authority under all of the Company’s publicly announced programs. On February 12, 2013, the Board authorized a $1 billion share repurchase program. There is no established expiration date for the remaining authorization.

During the third quarter of 2013, Moody’s issued 0.9 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

4

.1

Third Supplemental Indenture, dated August 12, 2013, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 12, 2013).

.2	Form of notes (included in Exhibit 4.1, above) (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 12, 2013).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.)

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 31, 2013

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)