Form 10-K
period 2013-12-31
MOODYS CORP /DE/
filed 2014-02-27
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Large Accelerated Filer ☑     Accelerated Filer ☐    Non-accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2013 (based upon its closing transaction price on the Composite Tape on such date) was approximately $13.4 billion.

As of January 31, 2014, 213.7 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 15, 2014, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2013 10K	1

MOODY’S CORPORATION

2	MOODY’S 2013 10K

Exhibits filed Herewith
10.25	Moody’s Corporation Retirement Account, amended and restated as of December 18, 2013
10.32	Sixth Amendment to the Profit Participation Plan of Moody’s Corporation
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – 2013 and 2012
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MOODY’S 2013 10K	3

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

Term	Definition

ACNielsen	ACNielsen Corporation – a former affiliate of Old D&B

Adjusted Operating Income	Operating income excluding restructuring, depreciation and amortization and a goodwill impairment charge

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Amba	Amba Investment Services; a provider of investment research and quantitative analytics for global financial institutions; a subsidiary of the Company acquired 100% of Amba in December 2013.

Americas	Represents countries within North and South America, excluding the U.S.

Analytics	Moody’s Analytics – reportable segment of MCO formed in January 2008 which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit); includes accumulated gains & losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefits obligations and foreign currency translation adjustments.

ASC

The FASB Accounting Standards Codification; the sole source of authoritative

GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia also including but not limited to: Australia and its proximate islands, China, India, Indonesia, Japan, Korea, Malaysia, Singapore and Thailand

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDOs	Collateralized debt obligations

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of CREF

Cognizant	Cognizant Corporation – a former affiliate of Old D&B, which comprised the IMS Health and NMR businesses

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

4	MOODY’S 2013 10K

Term	Definition

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

CP Notes	Unsecured CP notes

CP Program	The Company’s CP program entered into on October 3, 2007

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate collateralized debt obligations and CMBS; part of SFG

CreditView	Research product offered by MA that provides credit professionals a comprehensive, consolidated and streamlined view of credit information

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPPs	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA (formerly RMS); offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Market Authority

ESP	Estimated Selling Price; estimate of selling price, as defined in the ASC, at which the vendor would transact if the deliverable were sold by the vendor regularly on a stand-alone basis

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

Eurosystem	The monetary authority of the Eurozone, the collective of European Union member states that have adopted the euro as their official currency. The Eurosystem consists of the European Central Bank and the central banks of the member states that belong to the Eurozone

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

MOODY’S 2013 10K	5

Term	Definition

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a part of the Fitch Group

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

IMS Health	A spin-off of Cognizant, which provides services to the pharmaceutical and healthcare industries

Intellectual Property	The Company’s intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc.; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Korea	Republic of South Korea

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of Business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which includes the non-rating commercial activities of MCO

Make Whole Amount	The prepayment penalty relating to the Series 2005-1 Notes and Series 2007-1 Notes; a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Earnings attributable to Moody’s Corporation, which excludes the portion of net income from consolidated entities attributable to non-controlling shareholders

New D&B	The New D&B Corporation – which comprises the D&B business after September 30, 2000

NM	Not-meaningful percentage change (over 400%)

NMR	Nielsen Media Research, Inc.; a spin-off of Cognizant; a leading source of television audience measurement services

NRSRO	Nationally Recognized Statistical Rating Organization

6	MOODY’S 2013 10K

Term	Definition

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments.

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Other Retirement Plans	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PPP	Profit Participation Plan

PS	Professional Services ; an LOB of MA

RD&A	Research, Data and Analytics; an LOB within MA that distributes investor-oriented research and data, including in-depth research on major debt issuers, industry studies, commentary on topical credit events, economic research and analytical tools such as quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is represented by a put/call relationship

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

Relationship Revenue	In MIS, relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MA, revenue represents subscription-based revenue and maintenance revenue

Reorganization	The Company’s business reorganization announced in August 2007 which resulted in two new reportable segments (MIS and MA) beginning in January 2008

Retirement Plans	Moody’s funded and unfunded U.S. pension plans, the U.S. post-retirement healthcare plans and the U.S. post-retirement life insurance plans

RMBS	Residential mortgage-backed securities; part of SFG

RMS	The Risk Management Software LOB within MA which provides both economic and regulatory capital risk management software and implementation services. Now referred to as “ERS”

S&P	Standard & Poor’s, a division of McGraw-Hill Financial, Inc.

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SIV	Structured Investment Vehicle

Stock Plans	The Old D&B’s 1998 Key Employees’ Stock Incentive Plan and the Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

T&E	Travel and entertainment expenses

MOODY’S 2013 10K	7

Term	Definition

Total Debt	Current and long-term portion of debt as reflected on the consolidated balance sheets, excluding current accounts payable and accrued liabilities incurred in the ordinary course of business

TPE	Third party evidence, as defined in the ASC, used to determine selling price based on a vendor’s or any competitor’s largely interchangeable products or services in standalone sales transactions to similarly situated customers

Transaction Revenue	For MIS, revenue representing the initial rating of a new debt issuance as well as other one-time fees. For MA, revenue represents software license fees and revenue from risk management advisory projects, training and certification services, and knowledge outsourcing engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; evidence, as defined in the ASC, of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

WACC	Weighted average cost of capital

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005 relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2007 Restructuring Plan	The Company’s 2007 restructuring plan approved December 31, 2007

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2009 Restructuring Plan	The Company’s 2009 restructuring plan approved March 27, 2009

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500.0 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, maturing in 2017

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

8	MOODY’S 2013 10K

Term	Definition

7WTC	The Company’s corporate headquarters located at 7 World Trade Center

7WTC Lease	Operating lease agreement entered into on October 20, 2006

MOODY’S 2013 10K	9

PART I

ITEM 1.	BUSINESS

BACKGROUND

As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300.

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) outsourced research and analytical services to institutional customers. Moody’s reports in two reportable segments: MIS and MA. The MIS segment consists of all credit rating activity. All of Moody’s other non-rating commercial activities are included within the MA segment. Financial information and operating results of these segments, including revenue, expenses and operating income, are included in Part II, Item 8. Financial Statements of this annual report, and are herein incorporated by reference.

MIS publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 120 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors. As of December 31, 2013, MIS had ratings relationships with approximately 11,000 corporate issuers and approximately 21,000 public finance issuers. Additionally, the Company has rated and currently monitors ratings on approximately 76,000 structured finance obligations (representing approximately 12,000 transactions). The aforementioned amounts relating to the number of issuers and transactions represent issuers or transactions that had an active rating at any point during the year ended December 31, 2013.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies, commentary on topical credit related events and also provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its Enterprise Risk Solutions business, MA provides software solutions as well as related risk management services. Within its Professional Services business it provides outsourced research and analytical services along with financial training and certification programs. MA customers represent more than 3,900 institutions worldwide operating in approximately 120 countries. During 2013 Moody’s research web site was accessed by over 230,000 individuals including 31,000 client users.

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

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets have grown significantly both in terms of the amount and the types of securities or other obligations outstanding. Beginning in mid-2007, there was a severe market disruption and associated financial crisis both in the

10	MOODY’S 2013 10K

developed and emerging markets resulting in a global decline in issuance activity for some significant asset classes and weak economic performance in advanced economies. Since this financial crisis, many markets and economies have recovered and Moody’s believes that the overall long-term outlook remains favorable for continued growth of the global fixed-income market and related financial information market, which includes information such as credit opinions, research, data, analytics, risk management tools and related services.

Moody’s growth is influenced by a number of trends that impact financial information markets including:

»	Health of the world’s major economies;

»	Debt capital markets activity;

»	Disintermediation of credit markets;

»	Fiscal and monetary policy of governments;

»	Changing regulatory requirements; and

»	Business investment spending.

Moody’s is well positioned to benefit from a continued recovery in global fixed-income market activity and a more informed use of credit ratings as well as research and related analytical products in an environment with heightened attention to credit risk analysis and management. Moody’s expects that these developments will support continued long-term demand for high-quality, independent credit opinions, research, data, analytics, risk management tools and related services.

Strong secular trends will continue to provide long-term growth opportunities. Moody’s key growth drivers include debt market issuance driven by global GDP growth, continued disintermediation of fixed-income markets in both developed and emerging economies that drives issuance and demand for new products and services, growth in MA driven by further penetration of MA’s client base and expansion of bank and insurance risk regulatory requirements, pricing opportunities aligned with value and advances in information technology.

Growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including interest rates, business investment spending, corporate refinancing needs, merger and acquisition activity, issuer profits, consumer borrowing levels and securitization activity. Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets. MIS’s results can be affected by factors such as the performance and the prospects for growth of the major world economies, the fiscal and monetary policies pursued by their governments and the decisions of issuers to request MIS ratings to aid investors in their investment decisions. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global fixed-income markets. Furthermore, the strong growth trend seen in the issuance of structured finance securities from the mid-1990’s reversed dramatically in 2008 due to market turmoil, with continued declines seen in 2009 and 2010, before stabilizing in 2011 with Moody’s experiencing revenue growth in this market in 2012. In 2013, Moody’s experienced revenue growth in the U.S. structured credit and commercial real estate subsectors of the structured finance market, but also experienced a decline in non-U.S. structured finance revenue, most notably in EMEA. Despite significant declines from peak market issuance levels, Moody’s believes that structured finance securities will continue to play a role in global fixed-income markets and will provide opportunities for longer term revenue growth. Moody’s will continue to monitor this market and adapt to meet the changing needs of its participants.

The pace of change in technology and communication over the past two decades makes information about investment alternatives widely available throughout the world and facilitates issuers’ ability to place securities outside their national markets and investors’ capacity to obtain information about securities issued outside their national markets. Technology also allows issuers and investors the ability to more readily obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, which in the absence of the appropriate technology may not be readily or easily obtainable. This availability of information promotes the ongoing integration and expansion of financial markets worldwide giving issuers and investors access to a wider range of established and newer capital markets. As technology provides broader access to worldwide markets, it also results in a greater need for credible, globally comparable opinions about credit risk, data, analytics and related services. Additionally, information technology also provides opportunities to further build a global platform to support Moody’s continued expansion in developing markets.

An ongoing trend in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to, or instead of, retaining those assets. Credit market disruptions, which began in mid-2007, temporarily slowed the trend of disintermediation globally. Moody’s believes that debt capital markets offer advantages in capacity and efficiency compared to the traditional banking systems and that the trend of increased disintermediation will continue. In fact, disintermediation continued in the past year because of the ongoing low interest rate environment and ongoing

MOODY’S 2013 10K	11

bank deleveraging, which has encouraged a number of corporations and other entities to seek alternative funding in the bond markets. Moody’s also observes disintermediation in key emerging markets where economic growth may outpace internal banking system capacity. Thus, disintermediation is expected to continue over the longer-term, with Moody’s continuing to target investment and resources to those markets where disintermediation and bond issuance is expected to remain robust.

In response to the credit market disruptions beginning in mid-2007 and, ongoing volatility in the global capital markets, and new regulatory requirements, financial institutions are investing in people, processes and systems to enhance risk management and compliance functions. Regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel II, Basel III, Solvency II and others may stimulate demand for MA products. Financial institutions are also investing in advanced qualitative and quantitative tools and services to support their management of complex balance sheets and diverse portfolios. MA offers a suite of risk management products and services to address these needs, including but not limited to risk management software, economic analysis, training and professional services.

Legislative bodies and regulators in the U.S., Europe and selective other jurisdictions continue to conduct regulatory reviews of CRAs, which may result in, for example, an increased number of competitors, changes to the business model or restrictions on certain business activities of MIS, removal of references to ratings in certain regulations, or increased costs of doing business for MIS. Therefore, in order to broaden the potential for expansion of non-ratings services, Moody’s reorganized in January 2008 into two distinct businesses: MIS, consisting solely of the ratings business, and MA, which conducts all non-ratings activities including the sale of credit research produced by MIS and the production and sale of other economic and credit-related products and services. The reorganization broadens the opportunities for expansion by MA into activities that may have otherwise been restricted for MIS, due to the potential for conflicts of interest with the ratings business. At present, Moody’s is unable to assess the nature and effect that any regulatory changes may have on future growth opportunities.

Moody’s operations are subject to various risks, as more fully described in Part I, Item 1A “Risk Factors,” inherent in conducting business on a global basis. Such risks include currency fluctuations and possible nationalization, expropriation, exchange and price controls, changes in the availability of data from public sector sources, limits on providing information across borders and other restrictive governmental actions.

COMPETITION

The MIS business competes with other CRAs and with investment banks and brokerage firms that offer credit opinions and research. Many users of MIS’s ratings also have in-house credit research capabilities. MIS’s largest competitor in the global credit rating business is Standard & Poor’s Ratings Services (S&P), a division of McGraw Hill Financial. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P, while in other markets, the reverse is true.

In addition to S&P, MIS’s competitors include Fitch Ratings, Dominion Bond Rating Service, A.M. Best Company, Japan Credit Rating Agency Ltd., Kroll Bond Rating Agency Inc., Morningstar Inc. and Egan-Jones Ratings Company. In Europe, examples of competitors include Euler Hermes Rating, Feri EuroRating Services AG, Creditreform Rating AG, ICAP Group and Companhia Portuguesa de Rating. There are additional competitors in other regions and countries, for example, in China, where Moody’s operates through a joint venture. These competitors include China Lianhe Credit Rating Co Ltd., Shanghai Brilliance Credit Rating & Investors Service Co Ltd., Dagong Global Credit Rating Co Ltd. and Pengyuan Credit Rating Co Ltd.

MA competes broadly in the financial information industry against diversified competitors such as Thomson Reuters, Bloomberg, S&P Capital IQ, Fitch Solutions, Dun & Bradstreet, IBM, Wolters Kluwer, Sungard, SAS, Fiserv, MSCI and Markit Group among others. MA’s main competitors within RD&A include S&P Capital IQ, CreditSights, Thomson Reuters, Intex, IHS Global Insight, BlackRock Solutions, FactSet and other providers of fixed income analytics, valuations, economic data and research. In ERS, MA faces competition from both large software providers such as IBM Algorithmics, SunGard, SAS, Oracle, Misys, Oliver Wyman, Verisk and various other vendors and in-house solutions. Within PS, MA competes with Omega Performance, DC Gardner, and a host of financial training and education firms, and with Evalueserve, CRISIL Global Research & Analytics, and other providers of outsourced research and professional services.

MOODY’S STRATEGY

Moody’s corporate strategy is to be the world’s most respected authority servicing financial risk-sensitive markets. The key aspects to implement this strategy are to:

»	Defend and enhance the core ratings and research business of MIS;

»	Build MA’s position as a leading provider of risk management solutions to financial institutions; and

»	Invest in strategic growth opportunities.

12	MOODY’S 2013 10K

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

To broaden the Company’s potential, MA provides a wide range of products and services to enable financial institutions to better manage risk. As such, MA adds to the Company’s value proposition in three ways. First, MA’s subscription businesses provide a significant base of recurring revenue to offset cyclicality in ratings issuance volumes that may result in volatility to MIS revenues. Second, MA products and services, such as financial training and professional services on research and risk management best practices, provide opportunities for entry into emerging markets before debt capital markets fully develop and present growth opportunities for the ratings business. Finally, MA’s integrated risk management software platform embeds Moody’s solutions deep into the technology infrastructure of banks and insurance companies worldwide.

Moody’s invests in initiatives to implement the Company’s strategy, including internally-led organic development and targeted acquisitions. Example initiatives include:

»	Enhancements to ratings quality and product extensions;

»	Investments that extend ownership and participation in JVs and strategic alliances;

»	Headcount growth to meet customer demand for new products and services;

»	Selective, bolt-on acquisitions that accelerate the ability to grow Moody’s businesses; and

»	Expansion in emerging markets.

The 2013 acquisition of Amba Investment Services is illustrative of Moody’s strategy to pursue selective, bolt-on acquisitions and expand product and service offerings for our customers. Founded in 2003, Amba provides outsourced investment research and analytics to financial institutions, including asset managers, investment banks, broker-dealers, insurance and alternative investment firms. The acquisition bolsters the research and analytical capabilities offered by MA through Copal.

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

In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework which is a compilation of three sets of legislative actions. In 2009, the European Parliament passed a new regulation (“CRA1”) that established an oversight regime for the CRA industry in the EU. CRA1, which required the registration, formal regulation and periodic inspection of CRAs operating in the EU, became fully effective in September 2010. MIS applied for registration in August 2010 and was granted registration in October 2011. In January 2011, CRA2 established the European Securities and Markets Authority. ESMA has had direct supervisory responsibility for the registered CRA industry throughout the EU since July 2011.

In the summer of 2013, a new set of rules that augmented the CRAs’ supervisory framework went into effect. Commonly referred to as CRA3, these new rules, among other things:

»	impose various additional procedural requirements with respect to ratings of sovereign issuers;

»	require member states to adopt laws imposing liability on CRAs for an intentional or grossly negligent failure to abide by the applicable regulations;

»	impose mandatory rotation requirements on CRAs hired by issuers of securities for ratings of resecuritizations, which may limit the number of years a CRA can issue ratings for such securities of a particular issuer;

»	impose restrictions on CRAs or their shareholders if certain ownership thresholds are crossed; and

»	impose additional procedural and substantive requirements on the pricing of services.

MOODY’S 2013 10K	13

Certain of the provisions of CRA3 will be subject to ESMA rule-making and it is expected that process will happen within the year.

In December 2012, the Staff of the SEC’s Trading and Markets Division published a “Report to Congress on Assigned Credit Ratings.” In the report, commonly referred to as the Franken Amendment Study, the SEC Staff identified several potential courses of action without endorsing any of them and noted that any changes through SEC rulemaking would require additional study of relevant information. The timing regarding the remainder of the SEC’s rulemaking under the Financial Reform Act remains uncertain.

In light of the regulations that have gone into effect in both the EU and the US (as well as many other countries), from time to time and as a matter of course pursuant to their enabling legislation these regulatory authorities have and will continue to publish reports that describe their oversight activities over the industry. In addition, other legislation and regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

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

EMPLOYEES

As of December 31, 2013 the number of full-time equivalent employees of Moody’s was approximately 8,400.

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

14	MOODY’S 2013 10K

Executive Officers of the Registrant

Name, Age and Position	Biographical Data

Mark E. Almeida, 54 President, Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 56 Chief Risk Officer	Mr. Cantor has served as Chief Risk Officer of Moody’s Corporation since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. From July 2008 to November 2008, Mr. Cantor served as Acting Chief Credit Officer. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008, after serving as Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and New York University.

Robert Fauber, 43 Senior Vice President, Corporate Development	Mr. Fauber has served as Senior Vice President—Corporate Development of Moody’s Corporation since April 2009 and Head of the MIS Commercial Group since January 2013. Mr. Fauber served as Vice President-Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup from 1999 to 2005, including most recently, Director of Planning and Business Development for Citigroup’s Alternative Investments division. Prior to that, Mr. Fauber worked as a Director in Corporate Strategy & Business Development for Citigroup and a Vice President and Associate in the Financial Sponsor and Telecom investment banking groups at the firm’s Salomon Smith Barney subsidiary. From 1992-1996, Mr. Fauber worked at NationsBank (now Bank of America), working in the middle market commercial banking group and also ran the firm’s Global Finance college recruiting program in 1997.

John J. Goggins, 53 Executive Vice President and General Counsel	Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Linda S. Huber, 55 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

MOODY’S 2013 10K	15

Name, Age and Position	Biographical Data

Michel Madelain, 58 President and Chief Operating Officer, Moody’s Investors Service	Mr. Madelain has served as President of Moody’s Investors Service Inc. since November 2010 and as Chief Operating Officer since May 2008. Prior to this, Mr. Madelain served as Executive Vice President, Fundamental Ratings from September 2007 to May 2008, with responsibility for all Global Fundamental Ratings, including Corporate Finance, Financial Institutions, Public Finance and Infrastructure Finance. He managed the Financial Institutions group from March 2007 until September 2007. Mr. Madelain served as Group Managing Director, EMEA Corporate Ratings from November 2000 to March 2007 and prior thereto held several Managing Director positions in the U.S. and U.K. Fundamental Rating Groups. Prior to joining Moody’s in 1994, Mr. Madelain served as a Partner of Ernst & Young, Auditing Practice. Mr. Madelain is qualified as a Chartered Accountant in France.

Joseph (Jay) McCabe, 63 Senior Vice President, Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President—Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Before joining the Company, he served as Vice President—Corporate Controller at PPL Corporation, an energy and utility holding company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 56 President and Chief Executive Officer	Mr. McDaniel has served as the President and Chief Executive Officer of the Company since April 2012, and served as the Chairman and Chief Executive Officer from April 2005 until April 2012. He currently serves on the MIS Committee of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chairman and Chief Executive Officer of Moody’s Investors Service, Inc., a subsidiary of the Company, since October 2007 and held the additional title of President from November 2001 to August 2007 and December 2008 to November 2010. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel currently is a Director of John Wiley & Sons, Inc.

Lisa S. Westlake, 52 Senior Vice President and Chief Human Resource Officer	Ms. Westlake has served as the Company’s Senior Vice President and Chief Human Resources Officer since November 2008. Prior to this position, Ms. Westlake served as Vice President—Investor Relations from December 2006 to November 2008 and Managing Director—Finance from September 2004 to December 2006. Prior to joining the Company, Ms. Westlake was a senior consultant with the Schiff Consulting Group from 2003 to 2004. From 1996 to 2003 Ms. Westlake worked at American Express Company where she held several different positions such as Vice President and Chief Financial Officer for the OPEN Small Business Network, Vice President and Chief Financial Officer for Establishment Services and Vice President and Chief Financial Officer for Relationship Services. From 1989 to 1995 Ms. Westlake held a range of financial management positions at Dun & Bradstreet Corporation and its subsidiary at the time, IMS International. From 1984 to 1987 Ms. Westlake served at Lehman Brothers in both the investment banking and municipal trading areas.

Blair L. Worrall, 57 Senior Vice President, Ratings Delivery and Data	Mr. Worrall has served as Senior Vice President—Ratings Delivery and Data since February 2013 and Head of MIS Ratings Transaction Services since January 2014. Mr. Worrall served as Senior Vice President—Internal Audit from April 2011 to February 2013 and as Vice President—Internal Audit from September 2007 to April 2011. He served as the Controller for MIS from November 2004 until September 2007. Prior to joining the Company, Mr. Worrall was Vice President, Accounting for RCN Corporation from 2002 to 2004 and held various finance positions at Dow Jones & Company, Inc. from 1979 to 2001.

16	MOODY’S 2013 10K

ITEM 1A.	RISK FACTORS

The following risk factors and other information included in this annual report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company’s management currently deems minor or insignificant also may impair its business operations. If any of the following risks occur, Moody’s business, financial condition, operating results and cash flows could be materially and adversely affected. These risk factors should be read in conjunction with the other information in this annual report on Form 10-K.

U.S. Laws and Regulations Affecting the Credit Rating Industry are Rapidly Evolving and May Negatively Impact the Nature and Economics of the Company’s Business

Moody’s operates in a highly regulated industry and is subject to extensive regulation by federal, state and local authorities in the U.S., including the Reform Act and the Financial Reform Act. These regulations are complex, continually evolving and have tended to become more stringent over time. See “Regulation” in Part 1, Item 1 of this annual report on Form 10-K for more information. These laws and regulations:

»	seek to encourage, and may result in, increased competition among rating agencies and in the credit rating business;

»	may result in alternatives to credit ratings or changes in the pricing of credit ratings;

»	restrict the use of information in the development or maintenance of credit ratings;

»	increase regulatory oversight of the credit markets and CRA operations;

»	limit the number of years a CRA can rate the securities of a particular issuer;

»	provide for direct jurisdiction of the SEC over CRAs that seek NRSRO status, and grant authority to the SEC to inspect the operations of CRAs; and

»	authorize the adoption of enhanced oversight standards, new pleading standards and enhanced liability for CRAs, which may result in increases in the number of legal proceedings claiming liability for losses suffered by investors on rated securities and aggregate legal defense costs.

These laws and regulations, and any future rulemaking, could result in reduced demand for credit ratings and increased costs, which Moody’s may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. The Company may be required to incur significant expenses in order to ensure compliance and mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on Moody’s business and its customers’ businesses, and they may affect MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s ratings are developed, assigned and communicated, affect the manner in which MIS or its customers or users of credit ratings operate, impact the demand for MIS’s ratings and alter the economics of the credit ratings business, including by restricting or mandating business models for rating agencies. Further, speculation concerning the impact of legislative and regulatory initiatives and the increased uncertainty over potential liability and adverse legal or judicial determinations may affect Moody’s stock price. Although these recent and pending legislative and regulatory initiatives apply to rating agencies and credit markets generally, they may affect Moody’s in a disproportionate manner. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on Moody’s operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.

Financial Reforms Outside the U.S. Affecting the Credit Rating Industry May Negatively Impact the Nature and Economics of the Company’s Business

In addition to the extensive and evolving U.S. laws and regulations governing the industry, foreign jurisdictions have taken measures to increase regulation of rating agencies and the markets for ratings. In particular, the EU has adopted a new regulatory framework for rating agencies operating in the EU, and introduced a common EU regulatory approach to oversight of CRAs. The EU has established conditions for the issuance of credit ratings, rules on the organization and conduct of CRAs—including restrictions on certain activities deemed to create a conflict of interest—and special requirements for the rating of structured finance instruments. ESMA has direct supervisory authority for CRAs in the EU.

The amendments adopted by the European Parliament to its existing CRA regulations (generally referred to as CRA3) became effective on June 20, 2013. As adopted, CRA3, among other things, imposes: (i) various additional procedural requirements with respect to ratings of sovereign issuers; (ii) requirements that member states to adopt laws imposing liability on CRAs for an intentional or grossly negligent failure to abide by the applicable regulations; (iii) mandatory rotation requirements on CRAs hired by issuers of securities for ratings on resecuritizations, which may limit the number of years a CRA can issue ratings for such securities of a particular issuer; (iv) restrictions on CRAs or their shareholders if certain ownership thresholds are crossed; (v) additional procedural and substantive requirements on the pricing of services.

MOODY’S 2013 10K	17

EU financial reforms could have a significant negative effect on Moody’s operations, profitability or ability to compete, or the markets for its products and services, including in ways that Moody’s presently is unable to predict. In particular, exposure to increased liability under the EU regulations may further increase costs and legal risks associated with the issuance of credit ratings and materially and adversely impact Moody’s results of operations. In addition, compliance with the amended EU regulations may increase costs of operations.

Further, Moody’s believes there is still potential for additional rulemaking by the EU and other jurisdictions that can significantly impact operations or the markets for Moody’s products and services, such as regulations affecting the need for debt securities to be rated, establishing criteria for credit ratings or limiting the entities authorized to provide credit ratings. Moody’s cannot predict the extent of such future laws and regulations, and the effect that they will have on Moody’s business or the potential for increased exposure to liability could be significant. Financial reforms in the EU and other foreign jurisdictions may have a material adverse effect on Moody’s business, operating results and financial condition.

The Company Faces Exposure to Litigation Related to Rating Opinions

Moody’s faces exposure to litigation related to MIS’s ratings actions, as well as other business practices. As a result of difficult economic times and turbulent markets in recent years, the market value of credit-dependent instruments has declined and defaults have increased. This development has led to a significant increase in the number of legal proceedings that Moody’s is facing, including class actions and other litigation, government investigations and inquiries concerning events in the U.S. subprime residential mortgage sector and the credit markets more broadly. Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues. Risks relating to legal proceedings may be heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time. Furthermore, to the extent that Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome. See “Contingencies” for more information regarding ongoing investigations and civil litigation that the Company currently faces. Due to the number of these proceedings and the significant amount of damages sought, there is a risk that Moody’s will be subject to judgments, settlements, fines, penalties or other adverse results that could have a material adverse effect on its business, operating results and financial condition.

The Company is Exposed to Legal, Economic and Regulatory Risks of Operating in Foreign Jurisdictions

Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates may have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere could affect the number of securities offerings undertaken within those particular areas. In addition, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:

»	restrictions on the ability to convert local currency into USD;

»	exposure to exchange rate movements between foreign currencies and USD;

»	the costs of repatriating cash held by entities outside the U.S.;

»	U.S. laws affecting overseas operations including domestic and foreign export and import restrictions, tariffs and other trade barriers;

»	differing legal or civil liability, compliance and regulatory standards;

»	uncertain and evolving laws and regulations applicable to the financial services industries;

»	economic, political and geopolitical market conditions;

»	the possibility of nationalization, expropriation, price controls and other restrictive governmental actions;

»	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions;

»	reduced protection for intellectual property rights;

»	longer payment cycles and possible problems in collecting receivables;

»	differing accounting principles and standards;

»	difficulties and delays in translating documentation into foreign languages; and

»	potentially adverse tax consequences.

18	MOODY’S 2013 10K

Additionally, Moody’s is subject to complex U.S. and foreign laws and regulations, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery and anti-corruption laws. Although the Company has implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Any determination that the Company has violated anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in fines and penalties, criminal sanctions, administrative remedies, restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.

Moody’s Operations and Infrastructure May Malfunction or Fail

Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including New York City, the location of Moody’s headquarters, and major cities worldwide in which Moody’s has offices. This may include a disruption involving physical or technological infrastructure used by the Company or third parties with or through whom Moody’s conducts business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, war or otherwise. Moody’s efforts to secure and plan for potential disruptions of its major operating systems may not be successful. The Company relies on third-party providers to provide certain essential services. While the Company believes that such providers are reliable, the Company has limited control over the performance of such providers. To the extent any of the Company’s third-party providers ceases to provide these services in an efficient, cost-effective manner or fail to adequately expand its services to meet the Company’s needs and the needs of the Company’s customers, the Company could experience lower revenues and higher costs. The Company also does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, such persons’ ability to service and interact with Moody’s clients and customers may suffer. We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. A disruption to Moody’s operations or infrastructure may have a material adverse effect on its business, operating results and financial condition.

The Company is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information

The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive and other types of information in the Company’s computer systems and networks and those of its third party vendors. The cyber risks we face range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt. Breaches of our or our vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, computer viruses or malware, employee error, malfeasance, physical breaches or other actions, may cause material interruptions or malfunctions in the Company’s or such vendors’ web sites, applications or data processing, or may compromise the confidentiality and integrity of material information regarding the Company or our business or customers. Measures that Moody’s takes to avoid or mitigate material incidents can be expensive, and may be insufficient, circumvented, or may become obsolete. Any material incidents could cause the Company to experience reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. Any of the foregoing may have a material adverse effect on Moody’s business, operating results or financial condition.

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets May Negatively Impact the Nature and Economics of the Company’s Business

Moody’s business is impacted by general economic conditions and volatility in the U.S. and world financial markets. Furthermore, issuers of debt securities may elect to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional CRAs, such as MIS. A majority of Moody’s credit-rating-based revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Accordingly, any market volatility or conditions that either reduce investor demand for debt securities or issuers’ willingness or ability to issue such securities could reduce the number and dollar-equivalent volume of debt issuances for which Moody’s provides ratings services and thereby have an adverse effect on the fees derived from the issuance of ratings. Therefore, no assurance can be given as to the amount of revenues that may be derived from Moody’s ratings services.

Credit market disruptions and economic slowdown and uncertainty have in the past negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Economic and government factors such as a long-term continuation of difficult economic conditions, uncertainty regarding the U.S. debt ceiling and a worsening of the sovereign debt crisis in Europe may have an adverse impact on the Company’s business. Future debt issuances could be negatively affected by a sharp increase in long-term

MOODY’S 2013 10K	19

interest rates or factors which cause instability or volatility in the global capital markets, such as significant regulatory, political or economic events, the use of alternative sources of credit, including financial institutions and government sources, and defaults of significant issuers. Changes in the markets for such securities and in the role and regulation of rating agencies may materially and adversely affect the Company.

The timing, nature, extent and sustainability of any recovery in the credit and other financial markets is uncertain, and a prolonged period of market decline or weakness could have a material adverse effect on the business. Moody’s initiatives to reduce costs may not be sufficient and further cost reductions may be difficult or impossible to obtain in the short term, due in part to rent, technology, compliance and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, the cost-reduction initiatives undertaken to date could make it difficult for the Company to rapidly expand operations in order to accommodate any unexpected increase in the credit markets and the resulting demand for ratings. Volatility in the financial markets, including changes in the volumes of debt securities and changes in interest rates, may have a material adverse effect on the business, operating results and financial condition.

The Company Faces Increased Pricing Pressure from Competitors and/or Customers

There is intense price competition in the credit rating, research, credit risk management markets, outsourced research and analytical services and financial training and certification services. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, bankruptcies, consolidation of customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of competitors. Tepid economic growth is also intensifying the competitive pressures as to pricing. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it may lose market share if its pricing is not sufficiently competitive with its current and future competitors. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing, as well as other competitive, pressures. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services could have a material adverse impact on its business, operating results and financial condition.

The Company is Exposed to Reputation and Credibility Concerns

Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the rating agency business as a whole or Moody’s, relative to its competitors, suffers a loss in credibility, Moody’s business could be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities, the timing and nature of changes in ratings, a major compliance failure, negative perceptions or publicity and increased criticism by users of ratings, regulators and legislative bodies, including as to the ratings process and its implementation with respect to one or more securities. Operational errors, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the Company or the credit rating industry. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition.

The Introduction of Competing Products or Technologies by Other Companies May Negatively Impact the Nature and Economics of the Company’s Business

The markets for credit ratings, research, credit risk management services, outsourced research and analytical services and financial training and certification services are highly competitive. The ability to provide innovative products and technologies that anticipate customers’ changing requirements and utilize emerging technological trends is a key factor in maintaining market share. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may price or market their products in manners that differ from those utilized by Moody’s. Customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and services and its growth prospects. In addition, the increased availability in recent years of free or relatively inexpensive Internet information may reduce the demand for Moody’s products and services. Moody’s growth prospects also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody to compete successfully may have a material adverse effect on its business, operating results and financial condition.

The Company Has a Significant Amount of Intangible Assets

At December 31, 2013, Moody’s had $665.2 million of goodwill and $221.6 million of intangible assets on its balance sheet. Approximately 99% of these intangibles reside in the MA business and are allocated to the four reporting units within MA: RD&A; ERS; Financial Services Training and Certifications; and Copal Amba. Failure to achieve business objectives and financial projections in any of these reporting units could result in an asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill

20	MOODY’S 2013 10K

and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be difficult as a result of increased uncertainty and current market dynamics, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.

Possible Loss of Key Employees and Related Compensation Cost Pressures May Negatively Impact the Company

Moody’s success depends upon its ability to recruit, retain and motivate highly skilled, experienced financial analysts and other professionals. Competition for skilled individuals in the financial services industry is intense, and Moody’s ability to attract high quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing analytical industries. As greater focus has been placed on executive compensation at public companies, in the future, Moody’s may be required to alter its compensation practices in ways that could adversely affect its ability to attract and retain talented employees. Investment banks, investors and competitors may seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. There is a risk that even if the Company invests significant resources in attempting to attract, train and retain qualified personnel, it will not succeed in its efforts, and its business could be harmed.

Moody’s is highly dependent on the continued services of Raymond W. McDaniel, Jr., the President and Chief Executive Officer, and other senior officers and key employees. The loss of the services of skilled personnel for any reason and Moody’s inability to replace them with suitable candidates quickly or at all, as well as any negative market perception resulting from such loss, could have a material adverse effect on Moody’s business, operating results and financial condition.

Moody’s Acquisitions and Other Strategic Transactions May Not Produce Anticipated Results

Moody’s has made and expects to continue to make acquisitions or enter into other strategic transactions to strengthen its business and grow the Company. Such transactions present significant challenges and risks. The market for acquisition targets and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect Moody’s ability to complete such transactions. If Moody’s is unsuccessful in completing such transactions or if such opportunities for expansion do not arise, its business, operating results and financial condition could be materially adversely affected.

If such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. For instance, the process of integration may require more resources than anticipated, the Company may assume unintended liabilities, there may be unexpected regulatory and operating difficulties and expenditures, the Company may fail to retain key personnel of the acquired business and such transactions may divert management’s focus from other business operations. The anticipated benefits from an acquisition or other strategic transaction may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions and other strategic transactions to perform as expected may have a material adverse effect on Moody’s business, operating results and financial condition.

The Trading Price of Moody’s Stock Could be Affected by Third Party Actions

Ownership of Moody’s stock is highly concentrated with a significant portion of shares held by a few institutional stockholders. Due to this concentrated stockholder base, the trading price of Moody’s stock could be affected considerably by actions of significant stockholders to increase or decrease their positions in Moody’s stock. As a result, the actions of these institutional stockholders could create high stock volatility.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 797,537 square feet of leased space. As of December 31, 2013, Moody’s operations were conducted from 15 U.S. offices and 60 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

MOODY’S 2013 10K	21

ITEM 3.	LEGAL PROCEEDINGS

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

Two purported class action complaints were filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions were consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs alleged that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs sought an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. On August 23, 2013, the court issued an opinion granting defendants’ motion for summary judgment. Judgment was entered in Moody’s favor on August 26, 2013. On September 23, 2013, plaintiffs filed a notice of appeal from the judgment and from the March 2011 decision denying class certification. On December 19, 2013, that appeal was voluntarily dismissed with prejudice pursuant to a confidential settlement agreement, thereby concluding this litigation.

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

22	MOODY’S 2013 10K

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

MOODY’S 2013 10K	23

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended December 31, 2013

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program(2)
October 1 – 31	1,148,051	$70.56	1,147,301	$848.7 million
November 1 – 30	324,646	$73.98	323,759	$824.7 million
December 1 – 31	547,183	$74.21	546,536	$784.1 million

Total	2,019,880	$72.10	2,017,596

(1)	Includes the surrender to the Company of 750 shares, 887 shares and 647 shares of common stock in October, November and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On February 12, 2013, the Board authorized a $1 billion share repurchase program. Also, on February 11, 2014, the Board authorized a new $1 billion share repurchase program which will commence following the completion of the existing program. There is no established expiration date for either of the remaining authorizations.

During the fourth quarter of 2013, Moody’s issued 0.9 million shares under employee stock-based compensation plans.

24	MOODY’S 2013 10K

COMMON STOCK INFORMATION AND DIVIDENDS

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared and paid for the periods shown. The number of registered shareholders of record at January 31, 2014 was 2,557. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

	Price Per Share		Dividends Per Share

	High	Low	Declared	Paid
2013:
First quarter	$55.58	$40.67	$—	$0.20
Second quarter	$69.70	$51.31	0.20	0.20
Third quarter	$71.74	$59.69	0.25	0.25
Fourth quarter	$79.15	$66.91	0.53	0.25

Year ended December 31, 2013			$0.98	$0.90

2012:
First quarter	$42.67	$34.35	$—	$0.16
Second quarter	$43.05	$33.86	0.16	0.16
Third quarter	$46.26	$35.13	0.16	0.16
Fourth quarter	$51.63	$43.23	0.36	0.16

Year Ended December 31, 2012			$0.68	$0.64

During 2011, the Company paid a quarterly dividend of $0.115 per share of Moody’s common stock in the first quarter and $0.14 per share of Moody’s common stock in each of the remaining quarters, resulting in dividends paid per share during the year ended December 31, 2011 of $0.535.

On December 17, 2013, the Board of the Company approved the declaration of a quarterly dividend of $0.28 per share of Moody’s common stock, payable on March 10, 2014 to shareholders of record at the close of business on February 20, 2014. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2013, certain information regarding the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)

Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	13,935,606	(1)	$45.00	25,767,878	(3)
Equity compensation plans not approved by security holders	—		$—	—

Total	13,935,606		$45.00	25,767,878

(1)	Includes 11,080,277 options and unvested restricted shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, 835,364 options and unvested restricted shares outstanding under the Company’s 1998 Key Employees’ Stock Incentive Plan, and 23,477 options and unvested restricted shares outstanding under the 1998 Non-Employee Directors’ Stock Incentive Plan. This number also includes a maximum of 1,996,488 performance shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout at 200% of the target award for performance shares granted in 2011 and the maximum payout at 225% of the target award for performance shares granted in 2012 and 2013. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 924,834.

(2)	Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.

(3)	Includes 21,777,186 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 14,000,000 may be issued as restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan and 975,208 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 3,015,484 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

MOODY’S 2013 10K	25

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

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2008. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was 323% during the performance period as compared with a total return during the same period of 99% for the Russell 3000 Financial Services Index and 128% for the S&P 500 Composite Index.

Comparison of Cumulative Total Return

Moody’s Corporation, Russell 3000 Financial Services Index and S&P 500 Composite Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Moody’s Corporation, the S&P 500 Index,

and the Russell 3000 Financial Services Index

	Year Ended December 31,

	2008	2009	2010	2011	2012	2013
Moody’s Corporation	$100.00	$135.58	$136.62	$176.18	$267.54	$423.30
S&P 500 Composite Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.18
Russell 3000—Financial Services Index	$100.00	$117.61	$132.42	$116.64	$147.64	$198.52

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

26	MOODY’S 2013 10K

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,

amounts in millions, except per share data	2013	2012	2011	2010	2009
Results of operations
Revenue	$2,972.5	$2,730.3	$2,280.7	$2,032.0	$1,797.2
Operating and SG&A expenses	1,644.5	1,547.2	1,313.1	1,192.8	1,028.1
Depreciation and amortization	93.4	93.5	79.2	66.3	64.1
Goodwill impairment	—	12.2	—	—	—
Restructuring	—	—	—	0.1	17.5

Operating income	1,234.6	1,077.4	888.4	772.8	687.5
Non-operating (expense) income, net (1)	(65.3)	(53.4)	(48.6)	(58.4)	(41.3)

Income before provision for income taxes	1,169.3	1,024.0	839.8	714.4	646.2
Provision for income taxes	353.4	324.3	261.8	201.0	239.1

Net income (2)	815.9	699.7	578.0	513.4	407.1
Less: Net income attributable to noncontrolling interests	11.4	9.7	6.6	5.6	5.1

Net income attributable to Moody’s (2)	$804.5	$690.0	$571.4	$507.8	$402.0

Earnings per share
Basic	$3.67	$3.09	$2.52	$2.16	$1.70
Diluted	$3.60	$3.05	$2.49	$2.15	$1.69
Weighted average shares outstanding
Basic	219.4	223.2	226.3	235.0	236.1
Diluted	223.5	226.6	229.4	236.6	237.8
Dividends declared per share	$0.98	$0.68	$0.58	$0.43	$0.405
Operating margin	41.5%	39.5%	39.0%	38.0%	38.3%

	December 31,

	2013	2012	2011	2010	2009
Balance sheet data
Total assets	$4,395.1	$3,960.9	$2,876.1	$2,540.3	$2,003.3
Long-term debt	$2,101.8	$1,607.4	$1,172.5	$1,228.3	$746.2
Total shareholders’ equity (deficit)	$347.9	$396.6	$(158.4)	$(298.4)	$(596.1)

	NON-GAAP FINANCIAL MEASURES (3)
	Year Ended

	2013	2012	2011	2010	2009
Adjusted Operating Income	$1,328.0	$1,183.1	$967.6	$839.2	$769.1
Adjusted Operating Margin	44.7%	43.3%	42.4%	41.3%	42.8%
Non-GAAP Diluted EPS attributable to Moody’s common shareholders	$3.65	$2.99	$2.46	$2.13	$1.70
Free cash flow	$884.5	$778.1	$735.6	$574.3	$553.1

(1)	The 2013, 2012, 2011, 2010 and 2009 amounts include benefits of $22.8 million, $17.2 million, $10.1 million, $2.5 million, and $6.5 million, respectively, related to the favorable resolution of certain Legacy Tax Matters.

(2)	The 2013, 2012, 2011, 2010 and 2009 amounts include benefits of $21.3 million, $12.8 million, $7.0 million, $4.6 million and $8.2 million, respectively, related to the resolution of certain Legacy Tax Matters.

(3)	Refer to “Non-GAAP measures” in Item 7 of this Form 10K for a discussion of the Company’s non-GAAP financial measures

MOODY’S 2013 10K	27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This MD&A contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 58 and Item 1A. “Risk Factors” commencing on page 17 for a discussion of uncertainties, risks and other factors associated with these statements.

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

CRITICAL ACCOUNTING ESTIMATES

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and intangible assets, pension and other retirement benefits, UTPs and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that are uncertain at the time the accounting estimates are made and changes to those estimates could have a material impact on the Company’s consolidated results of operations or financial condition.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and accepted by the customer when applicable, fees are determinable and the collection of resulting receivables is considered probable.

Pursuant to the guidance of ASC Topic 605, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on its relative selling price which is determined based on its vendor specific objective evidence if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

The Company’s products and services will generally continue to qualify as separate units of accounting under ASC Topic 605. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customers and if the arrangement includes a customer refund or return right relative to the delivered item, the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control. In instances where the aforementioned criteria are not met, the delivered item is combined with the undelivered items and revenue recognition is determined as one single unit.

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately. In instances where the Company is not able to establish VSOE for all deliverables in a multiple element arrangement, which may be due to the Company infrequently selling each element separately, not selling products within a

28	MOODY’S 2013 10K

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

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which was approximately 30 years on a weighted average basis at December 31, 2013. At December 31, 2013, 2012 and 2011, deferred revenue related to these securities was approximately $97 million, $82 million and $79 million, respectively.

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

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2013, 2012 and 2011, accounts receivable included approximately $21 million, $22 million and $24 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the monitoring period, however, revenue is recognized ratably over the monitoring period.

In the MA segment, products and services offered by the Company include software licenses and related maintenance, subscriptions, and professional services. Revenue from subscription based products, such as research and data subscriptions and certain software-based credit risk management subscription products, is recognized ratably over the related subscription period, which is principally one year. Revenue from sale of perpetual licenses of credit processing software is generally recognized at the time the product master or first copy is delivered or transferred to and accepted by the customer. Software maintenance revenue is recognized ratably over the annual maintenance period. Revenue from services rendered within the professional services line of business is generally recognized as the services are performed. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs. A large portion of annual research and data subscriptions as well as annual software maintenance is invoiced in November, December and January of each year.

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

If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is allocated to each software deliverable using VSOE. In the instances where the Company is not able to determine VSOE for all of the deliverables of an arrangement, the Company allocates the revenue to the undelivered elements equal to its VSOE and the residual revenue to the delivered elements. If the Company is unable to determine VSOE for an undelivered element, the Company defers all revenue allocated to the software deliverables until the Company has delivered all of the elements or when VSOE has been determined for the undelivered elements. In cases where software implementation services are considered essential and VSOE of fair value exists for post-contract customer support (“PCS”), once the delivery criteria has been met on the standard software, license and service revenue is recognized on a percentage-of-completion basis as implementation services are performed, while PCS is recognized

MOODY’S 2013 10K	29

over the coverage period. If VSOE of fair value does not exist for PCS, once the delivery criteria has been met on the standard software, service revenue is recognized on a zero profit margin basis until essential services are complete, at which point total arrangement revenue is then spread ratably over the remaining PCS coverage period.

Accounts Receivable Allowance

Moody’s records an allowance for estimated future adjustments to customer billings as a reduction of revenue, based on historical experience and current conditions. Such amounts are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Actual billing adjustments and uncollectible account write-offs are charged against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current aging status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts receivable is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above factors, or actual write-offs or adjustments that differ from the estimated amounts could impact the Company’s consolidated results of operations.

Contingencies

Accounting for contingencies, including those matters described in the “Contingencies” section of this “MD&A”, commencing on page 56 is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

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

The Company’s wholly-owned insurance subsidiary insures the Company against certain risks including but not limited to deductibles for worker’s compensation, employment practices litigation, employee medical claims and terrorism, for which the claims are not material to the Company. In addition, for claim years 2008 and 2009, the insurance subsidiary insured the Company for defense costs related to professional liability claims. For matters insured by the Company’s insurance subsidiary, Moody’s records liabilities based on the estimated total claims expected to be paid and total projected costs to defend a claim through its anticipated conclusion. The Company determines liabilities based on an assessment of management’s best estimate of claims to be paid and legal defense costs as well as actuarially determined estimates. The Cheyne SIV and Rhinebridge SIV matters, more fully discussed in the “Contingencies” section of this MD&A, were both cases from the 2008/2009 claims period, and accordingly the defense cost for these matters were insured by the Company’s insurance subsidiary. Defense costs for matters not self-insured by the Company’s wholly-owned insurance subsidiary are expensed as services are provided.

For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowl-

30	MOODY’S 2013 10K

edge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Goodwill and Other Acquired Intangible Assets

On July 31 of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment.

At July 31, 2013, the Company had five primary reporting units: one in MIS that encompasses all of Moody’s ratings operations and four reporting units within MA: RD&A, ERS, FSTC and Copal. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software licenses and related maintenance and implementation services. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. Copal, which was acquired in the fourth quarter of 2011, provides outsourced research and analytical services and was a separate reporting unit since its acquisition. On December 10, 2013, a subsidiary of the Company acquired Amba Investment Services which was combined with Copal to form the Copal Amba reporting unit.

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

MOODY’S 2013 10K	31

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2013 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350 as of July 31, 2013, assuming hypothetical reductions in their fair values.

		Sensitivity Analysis

		Deficit Caused by a Hypothetical Reduction to Fair Value

	Goodwill	10%	20%	30%	40%
MIS	$11.8	$—	$—	$—	$—
RD&A	163.7	—	—	—	—
ERS	219.4	—	—	(43.7)	(92.3)
FSTC	107.6	(11.6)	(28.7)	(45.9)	(63.0)
Copal Amba *	162.7	—	—	—	—

Totals	$665.2	$(11.6)	$(28.7)	$(89.6)	$(155.3)

*	Prior to the acquisition of Amba, a hypothetical reduction to the fair value of the Copal reporting unit of up to 40% would not have resulted in the reporting unit’s carrying value to exceed its fair value.

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

The ERS reporting unit also carries some risk of potential impairment. Management of the ERS reporting unit is currently focused on expanding market penetration as well as enhancing the scalability of its products and services. While the business continues to expand its customer footprint, operating margins are expected to remain lower than previously anticipated.

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

32	MOODY’S 2013 10K

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of July 31, 2013. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology which requires significant management judgment:

»	Future cash flow assumptions: The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of fair value for each reporting unit. The growth rates utilized in the projections assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on all reporting units. For all reporting units, a 10% decrease in the growth rates used would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value.

»	WACC: The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate adjusted for an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 10% to 11.5% as of July 31, 2013. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of July 31, 2013. For the FSTC reporting unit, an increase in the WACC of one percentage point would have resulted in the carrying value of the reporting unit exceeding its estimated fair value by approximately $5 million under step one of the goodwill impairment test as prescribed in ASC Topic 350. For the remaining reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during 2013 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on improving market conditions for the reporting unit where the intangible asset resides and an assessment of projected cash flows for all reporting units. Additionally, there were no events or circumstances during the 2013 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

Pension and Other Retirement Benefits

The expenses, assets and liabilities that Moody’s reports for its Retirement Plans are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

»	future compensation increases, based on the Company’s long-term actual experience and future outlook

»	long-term return on pension plan assets, based on historical portfolio results and the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments)

»	future healthcare cost trends, based on historical market data, near-term outlooks and assessments of likely long-term trends

»	discount rates, based on current yields on high-grade corporate long-term bonds

The discount rates selected to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2013 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.

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

MOODY’S 2013 10K	33

of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2013 that have not been recognized in annual expense are $95.2 million, and Moody’s expects to recognize a net periodic expense of $6.0 million in 2014 related to the amortization of actuarial losses.

For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2013, the Company has an unrecognized asset gain of $8.2 million, of which $1.8 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2015 expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2014 operating income. These effects have been calculated using the Company’s current projections of 2014 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

	Assumption Used for 2014	Estimated Impact on 2014 Operating Income (Decrease)/Increase
Weighted Average Discount Rates*	4.71%/4.45%	$(9.8)
Weighted Average Assumed Compensation Growth Rate	4.00%	$2.0
Assumed Long-Term Rate of Return on Pension Assets	6.80%	$(2.1)

*	Weighted average discount rates of 4.71% and 4.45% for pension plans and Other Retirement Plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2014 projected expenses. Based on current projections, the Company estimates that expenses related to Retirement Plans will be $29.6 million in 2014 compared with $34.6 million in 2013. The expected expense decrease in 2014 reflects the effects of lower benefit obligations primarily due to higher discount rate assumptions, and lower amortization of actuarial losses.

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes stock options and restricted stock. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Some of the assumptions and estimates, such as share price volatility and expected option holding period, are based in part on Moody’s experience during the period since becoming a public company. The use of different assumptions and estimates in the Black-Scholes option pricing model could produce materially different estimated fair values for option awards and related expense.

An increase in the following assumptions would have had the following estimated effect on operating income in 2013 (dollars in millions):

	Assumption Used for 2009-2013 employee stock options	Increase in Assumption	Estimated impact on Operating Income in 2013 Increase/(Decrease)
Average Expected Dividend Yield	1.4% - 2.1%	0.1%	$0.1
Average Expected Share Price Volatility	37.7% - 48.7%	5%	$(1.2)
Expected Option Holding Period	5.6 - 7.6 years	1.0 year	$(0.6)

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

34	MOODY’S 2013 10K

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

OPERATING SEGMENTS

The Company is organized into two reportable segments at December 31, 2013: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business – corporate finance, structured finance, financial institutions and public, project and infrastructure finance – that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS and PS. In the first quarter of 2013, a portion of a division within the PS LOB that provides solutions for structured finance securities was transferred to the RD&A LOB. Additionally, in the first quarter of 2012, a division within the PS LOB that provides various financial modeling services was transferred to the ERS LOB. Accordingly, the prior year revenue by LOB for MA has been reclassified to reflect these transfers.

In December 2013, a subsidiary of the Company acquired Amba, a provider of investment research and quantitative analytics for global financial institutions. In the fourth quarter of 2011, subsidiaries of the Company acquired B&H and a majority interest in Copal. B&H is a provider of insurance risk management tools. Copal is an outsourced research and consulting business. Amba, B&H and Copal are part of the MA segment and B&H’s revenue is included in the ERS LOB while Amba and Copal’s revenue is included in the PS LOB.

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

Beginning on January 1, 2013, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the year ended December 31, 2013, and accordingly, the segment results for the prior year comparative periods have been reclassified to conform to the new presentation. These reclassifications were not material.

MOODY’S 2013 10K	35

Year ended December 31, 2013 compared with year ended December 31, 2012

Executive Summary

Moody’s revenue in 2013 totaled $2,972.5 million, an increase of $242.2 million compared to 2012 and reflected good growth in both reportable segments, most notably in the high-yield and bank loan sectors of CFG within MIS and within all LOBs within MA. Total expenses, which included the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A, increased $85.0 million compared to the prior year which included a $12.2 million goodwill impairment charge relating to the Company’s FSTC reporting unit within MA. The increase in expenses also reflected higher salaries and benefit costs of $56.2 million primarily relating to headcount growth and annual compensation increases. These increases were partially offset by lower incentive compensation costs of $30.3 million. Operating income of $1,234.6 million increased $157.2 million compared to 2012 and resulted in an operating margin of 41.5% in 2013, compared to 39.5% in the prior year. Adjusted Operating Income of $1,328.0 million in 2013 increased $144.9 million compared to 2012 resulting in an Adjusted Operating Margin of 44.7% compared to 43.3% in the prior year period. Diluted EPS of $3.60 in 2013, which includes a $0.14 charge in the first quarter related to the aforementioned settlement of two litigation matters and a $0.09 benefit from a Legacy Tax Matter in the fourth quarter of 2013, increased $0.55 over the prior year period, which included a $0.06 benefit relating to a Legacy Tax Matter. Excluding the litigation settlement in the first quarter of 2013 and the benefits from Legacy Tax Matters in both years, Non-GAAP Diluted EPS was $3.65, or $0.66 higher than $2.99 in 2012.

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
United States	$1,626.5	$1,472.4	10%

International:
EMEA	862.8	800.2	8%
Asia-Pacific	286.1	266.5	7%
Americas	197.1	191.2	3%

Total International	1,346.0	1,257.9	7%

Total	2,972.5	2,730.3	9%

Expenses:
Operating	822.4	795.0	(3%)
SG&A	822.1	752.2	(9%)
Goodwill impairment charge	—	12.2	100%
Depreciation and amortization	93.4	93.5	—

Total	1,737.9	1,652.9	(5%)

Operating income	$1,234.6	$1,077.4	15%

Adjusted Operating Income (1)	$1,328.0	$1,183.1	12%

Interest income (expense), net	$(91.8)	$(63.8)	(44%)
Other non-operating income (expense), net	$26.5	$10.4	155%
Net income attributable to Moody’s	$804.5	$690.0	17%
Diluted EPS attributable to Moody’s common shareholders	$3.60	$3.05	18%
Non-GAAP Diluted EPS attributable to Moody’s common shareholders	$3.65	$2.99	22%
Operating margin	41.5%	39.5%
Adjusted Operating Margin (1)	44.7%	43.3%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

36	MOODY’S 2013 10K

The table below shows Moody’s global staffing by geographic area:

	December 31,			% Change
	2013		2012
United States	2,847		2,609	9%
International	5,517	*	4,149	33%

Total	8,364		6,758	24%

*	Total as of December 31, 2013 includes 971 staff from the fourth quarter 2013 acquisition of Amba, of which a significant portion are based in low cost jurisdictions.

Global revenue of $2,972.5 million in 2013 increased $242.2 million compared to 2012 reflecting good growth in both reportable segments. The increase in ratings revenue reflects benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S., coupled with higher global rated issuance volumes for high-yield corporate debt and bank loans. The growth in MA reflects higher revenue across all LOBs, most notably in RD&A, which benefited from solid demand for data and analytic products, and in ERS which was driven by the completion of certain software implementations. Transaction revenue accounted for 50% of global MCO revenue in both 2013 and 2012.

U.S. revenue of $1,626.5 million increased $154.1 million over 2012, reflecting growth across all ratings LOBs, most notably in CFG and SFG, coupled with growth in all LOBs within MA.

Non-U.S. revenue increased $88.1 million compared to 2012, reflecting higher CFG revenue in all regions coupled with increases in MA revenue within the EMEA and Asia-Pacific regions. These increases were partially offset by declines in all asset classes in SFG within the EMEA region.

Operating expenses were $822.4 million in 2013, an increase of $27.4 million from 2012 and reflected growth in both compensation and non-compensation costs. The increase in compensation costs of approximately $11 million reflects higher salaries and related employee benefits of approximately $30 million primarily resulting from increases in headcount as well as the impact of annual compensation increases. These increases were partially offset by lower incentive compensation of approximately $21 million due to lower achievement against full-year targeted results in 2013 compared to 2012. The growth in non-compensation expenses of approximately $17 million is primarily due to an increase in costs relating to ongoing IT initiatives coupled with higher variable costs correlated with business growth.

SG&A expenses of $822.1 million in 2013 increased $69.9 million from 2012 with the primary driver of the expense growth reflecting the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. The remaining increase in SG&A expenses reflects growth in compensation costs of approximately $18 million primarily due to higher salaries and related employee benefits of approximately $26 million resulting from annual compensation increases and headcount growth in sales personnel within MA as well as in overhead support areas. The growth in salaries and related employee benefits was partially offset by lower incentive compensation of $10 million due to lower achievement against full-year targeted results in 2013 compared to 2012. Additionally, there was a decline in non-compensation expenses (excluding the aforementioned settlement for litigation matters) which primarily reflected lower legal defense costs in 2013 following the first quarter litigation settlement. These declines were partially offset by higher costs for ongoing IT initiatives coupled with higher contingent consideration costs of approximately $7 million relating to the acquisition of Copal.

Operating income of $1,234.6 million increased $157.2 million from 2012. Adjusted Operating Income was $1,328.0 million in 2013 and increased $144.9 million compared to 2012. Operating margin and Adjusted Operating Margin of 41.5% and 44.7%, respectively, increased 200bps and 140bps, respectively, compared to the prior year. The increased margins reflected good revenue growth in both reportable segments outpacing operating expense growth.

Interest income (expense), net in 2013 was ($91.8) million, a $28.0 million increase in expense compared to 2012. This increase is due to higher interest on borrowings reflecting the issuance of the 2012 Senior Notes and the 2013 Senior Notes in August 2012 and 2013, respectively, partially offset by lower interest expense due to the final repayment of the 2008 Term Loan in May 2013. Also, the increase in expense reflects an approximate $7 million reversal of interest on UTPs in 2012 related to the settlement of state and local tax audits.

Other non-operating income (expense), net was $26.5 million in 2013, a $16.1 million increase in income compared to 2012 and reflected approximately $6 million in FX losses in 2012 compared to immaterial gains in 2013. The FX losses in 2012 primarily related to the decline of the euro relative to the British pound in the prior year. Also contributing to the increase in income was a higher Legacy Tax benefit in 2013 compared to 2012 ($19.2 million in 2013 compared to $12.8 million in 2012).

MOODY’S 2013 10K	37

The Company’s ETR was 30.2% in 2013, down from 31.7% in 2012. The decrease was primarily due to U.S. tax legislation enacted in early 2013 which retroactively extended certain tax benefits to the 2012 tax year and prospectively extended these benefits to the 2013 tax year as well as tax benefits on the aforementioned litigation settlement charge.

Net Income in 2013 was $804.5 million, or $3.60 per diluted share, and included a $0.14 charge related to the aforementioned litigation settlement in the first quarter of 2013 as well as a $0.09 benefit relating to the resolution of a Legacy Tax Matter. This is an increase of $114.5 million, or $0.55 per diluted share, compared to 2012, which included a $0.06 benefit relating to a Legacy Tax Matter. Excluding the charge for the litigation settlement in 2013 and the Legacy Tax benefits in both years, Non-GAAP Diluted EPS of $3.65 in 2013 was $0.66 higher than in the same period of the prior year.

SEGMENT RESULTS

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Corporate finance (CFG)	$996.8	$857.6	16%
Structured finance (SFG)	382.5	381.0	—
Financial institutions (FIG)	338.8	325.5	4%
Public, project and infrastructure finance (PPIF)	341.3	322.7	6%

Total external revenue	2,059.4	1,886.8	9%

Intersegment royalty	78.6	71.5	10%

Total MIS Revenue	2,138.0	1,958.3	9%

Expenses:
Operating and SG&A (external)	1,011.0	955.8	(6%)
Operating and SG&A (intersegment)	11.6	11.8	2%

Adjusted Operating Income	1,115.4	990.7	13%

Depreciation and amortization	46.6	44.2	(5%)

Operating income	$1,068.8	$946.5	13%

Adjusted Operating Margin	52.2%	50.6%
Operating margin	50.0%	48.3%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $2,059.4 million in 2013 increased $172.6 million compared to 2012, reflecting growth in all ratings LOBs excluding SFG, which was flat compared to the prior year. The drivers of the growth include changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. and an increase in rated issuance volumes for speculative-grade corporate debt and bank loans, particularly in the first half of 2013, coupled with higher U.S. CMBS and REIT issuance. These increases were partially offset by declines across all asset classes within SFG in EMEA. Transaction revenue for MIS was 62% of total MIS revenue in both 2013 and 2012.

In the U.S., revenue was $1,216.7 million in 2013, an increase of $103.9 million, or 9% compared to 2012 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases as well as strong growth in rated issuance volumes for bank loans, CMBS, REITs and CLOs. Higher revenue from monitoring fees in CFG also contributed to the growth.

Non-U.S. revenue was $842.7 million in 2013, an increase of $68.7 million compared to 2012 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher revenue from rating high-yield corporate debt and bank loans across all regions. Partially offsetting these increases were declines in rated issuance volumes across most asset classes in SFG within the EMEA region.

Global CFG revenue of $996.8 million in 2013 increased $139.2 million from 2012 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as growth in rated issuance volumes for high-yield corporate debt and bank loans, particularly in the first half of 2013. The increase in high-yield corporate debt and bank loans largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as to refinance existing borrowings combined

38	MOODY’S 2013 10K

with increased investor appetite for higher-yielding fixed income securities. Monitoring and program fee revenue also increased due to growth in the number of outstanding rated issuances. Transaction revenue represented 73% of total CFG revenue in 2013, compared to 74% in 2012. In the U.S., revenue in 2013 was $613.2 million, or $51.4 million higher than 2012. Internationally, revenue of $383.6 million in 2013 increased $87.8 million compared to 2012.

Global SFG revenue of $382.5 million in 2013 was flat compared to 2012 reflecting an increase in rated issuance volumes for CMBS, REITs and CLOs in the U.S. coupled with the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. These increases were offset by declines across all asset classes in EMEA. Transaction revenue was 60% of total SFG revenue in 2013 compared to 58% in 2012. In the U.S., revenue of $244.7 million increased $37.3 million compared to the same period in 2012, reflecting the aforementioned growth in CLO, CMBS and REIT rated issuance volumes due to favorable market conditions. Non-U.S. revenue in 2013 of $137.8 million decreased $35.8 million compared to 2012 reflecting declines across all asset classes in the EMEA region, most notably in RMBS and ABS. The decline in EMEA RMBS and ABS was primarily due to depressed issuance levels reflecting banks use of unsecured financing in preference to securitized funding conduits, coupled with their balance sheets being well funded from the ECB and other government sponsored funding programs (e.g. the ECB’s long-term refinancing operation).

Global FIG revenue of $338.8 million in 2013 was $13.3 million higher compared to 2012 due to benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as growth in banking-related revenue in the U.S. The growth in banking-related revenue reflects higher issuance volumes from specialty finance, financial leasing and securities holding companies due to favorable market conditions. Additionally, the increase reflected higher insurance revenue, most notably in EMEA, primarily reflecting issuers opportunistically refinancing debt amidst favorable interest rate conditions coupled with issuance to fund M&A activity in the sector, particularly in the first half of 2013. Transaction revenue was 35% of total FIG revenue in 2013 compared to 37% in the same period in 2012. In the U.S. and internationally, revenue was $143.4 million and $195.4 million, respectively, in 2013, or 6% and 3% higher, respectively, compared to 2012.

Global PPIF revenue was $341.3 million in 2013, an increase of $18.6 million compared to 2012, reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as increases in U.S. project and infrastructure finance rated issuance volumes. Partially offsetting these increases was a decline in U.S. public finance issuance reflecting lower municipal bond refunding volumes due to higher borrowing costs associated with increases in benchmark interest rates for U.S. Treasury Bonds beginning in May 2013. Transaction revenue was 60% and 61% of total PPIF revenue in 2013 and 2012, respectively. In the U.S., revenue in 2013 was $215.4 million and increased $6.8 million compared to 2012. Outside the U.S., PPIF revenue increased $11.8 million compared to 2012.

Operating and SG&A expenses in 2013 increased $55.2 million compared to 2012 primarily due to growth in non-compensation costs of approximately $56 million, for which the primary driver was the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. Compensation costs were flat compared to the prior year reflecting higher salaries and related employee benefits costs of approximately $31 million resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. This increase was offset by an approximate $32 million decline in incentive compensation which was primarily due to lower achievement against full-year targeted results in 2013 compared to 2012.

Adjusted Operating Income in 2013, which includes intersegment royalty revenue, intersegment expenses and the aforementioned litigation settlement charge was $1,115.4 million, an increase of $124.7 million compared to 2012. Operating income in 2013 of $1,068.8 million increased $122.3 million from 2012. Adjusted Operating Margin and operating margin were 52.2% and 50.0%, respectively, or 160bps and 170 bps higher compared to 2012.

MOODY’S 2013 10K	39

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Research, data and analytics (RD&A)	$532.0	$493.2	8%
Enterprise risk solutions (ERS)	262.5	242.6	8%
Professional services (PS)	118.6	107.7	10%

Total external revenue	913.1	843.5	8%

Intersegment revenue	11.6	11.8	(2%)

Total MA Revenue	924.7	855.3	8%

Expenses:
Operating and SG&A (external)	633.5	591.4	(7%)
Operating and SG&A (intersegment)	78.6	71.5	(10%)

Adjusted Operating Income	212.6	192.4	10%

Depreciation and amortization	46.8	49.3	5%
Goodwill impairment charge	—	12.2	100%

Operating income	$165.8	$130.9	27%

Adjusted Operating Margin	23.0%	22.5%
Operating margin	17.9%	15.3%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $69.6 million compared to 2012, with good growth across all LOBs. Recurring revenue comprised 78% and 77% of total MA revenue in 2013 and 2012, respectively.

In the U.S., revenue of $409.8 million in 2013 increased $50.2 million, and reflected growth across all three LOBs. International revenue of $503.3 million in 2013 was $19.4 million higher than in 2012.

Global RD&A revenue, which comprised 58% of total external MA revenue in both 2013 and 2012, increased $38.8 million over the prior year period. The growth was primarily due to increased sales of the CreditView product and solid growth from other data and analytic products as well as general market price increases.

Global ERS revenue in 2013 increased $19.9 million over 2012, primarily due to revenue from the sale and implementation of regulatory and compliance software to various financial institutions. This growth is primarily due to demand for solutions to comply with an increasingly complex regulatory environment in the banking industry. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Revenue from PS, which included approximately $2 million in revenue from the acquisition of Amba, increased $10.9 million compared to 2012, reflecting growth in revenue from Copal being partially offset by softness in the FSTC reporting unit. This growth in revenue from Copal reflects further penetration into the market for outsourced research and analytical services. If the FSTC reporting unit does not achieve its financial forecast it could result in a goodwill impairment charge in future quarters.

Operating and SG&A expenses in 2013 increased $42.1 million compared to 2012 reflecting both higher compensation and non-compensation costs of approximately $29 million and $13 million, respectively. The increase in compensation costs reflects higher headcount to support business growth coupled with annual compensation increases as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. The increase in non-compensation expenses is primarily due to higher contingent consideration costs of approximately $7 million relating to the acquisition of Copal and higher professional service fees of approximately $7 million related to product delivery.

Adjusted Operating Income was $212.6 million in 2013 and increased $20.2 million compared to the same period in 2012. Operating income of $165.8 million in 2013, which includes intersegment revenue and expenses, increased $34.9 million compared to the same period in 2012, which included a $12.2 million goodwill impairment charge. Adjusted Operating Margin for 2013 was 23.0%, compared

40	MOODY’S 2013 10K

to 22.5% in 2012. Operating margin was 17.9%, or 260bps higher compared to the prior year, with the higher margin in 2013 reflecting the absence of the aforementioned goodwill impairment charge and good revenue growth outpacing expense growth.

Year ended December 31, 2012 compared with year ended December 31, 2011

Executive Summary

Moody’s revenue in 2012 totaled $2,730.3 million, an increase of $449.6 million compared to 2011 and reflected strong growth in both reportable segments. Excluding the unfavorable impact from changes in FX translation rates, revenue in 2012 increased $495.5 million compared to 2011. Total expenses were $1,652.9 million, and increased $260.6 million compared to the prior year and reflected both higher compensation and non-compensation costs, a full-year of expenses related to the fourth quarter 2011 acquisitions of Copal and B&H and a $12.2 million goodwill impairment charge relating to the Company’s FSTC reporting unit within MA. Operating income of $1,077.4 million in 2012, which included the aforementioned goodwill impairment charge, increased $189.0 million compared to 2011 and resulted in an operating margin of 39.5% in 2012 compared to 39.0% in the prior year period. Adjusted Operating Income of $1,183.1 million in 2012 increased $215.5 million compared to 2011 resulting in an Adjusted Operating Margin of 43.3% compared to 42.4% in the prior year period. Diluted EPS of $3.05 in 2012, which included a $0.06 per share benefit related to the favorable resolution of a Legacy Tax Matter, increased $0.56 over the prior year period, which included a $0.03 per share benefit related to favorable resolutions of Legacy Tax Matters as well as other tax benefits totaling $0.09 per share. Excluding the aforementioned impacts related to the favorable resolutions of Legacy Tax Matters in both years, Non-GAAP Diluted EPS in 2012 increased $0.53 per share compared to the prior year.

Moody’s Corporation

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,

	2012	2011	% Change Favorable (Unfavorable)
Revenue:
United States	$1,472.4	$1,177.0	25%

International:
EMEA	800.2	708.4	13%
Asia-Pacific	266.5	233.0	14%
Americas	191.2	162.3	18%

Total International	$1,257.9	$1,103.7	14%

Total	2,730.3	2,280.7	20%

Expenses:
Operating	795.0	683.5	(16%)
SG&A	752.2	629.6	(19%)
Goodwill impairment charge	12.2	—	NM
Depreciation and amortization	93.5	79.2	(18%)

Total	1,652.9	1,392.3	(19%)

Operating income	$1,077.4	$888.4	21%

Adjusted Operating Income (1)	$1,183.1	$967.6	22%

Interest income (expense), net	$(63.8)	$(62.1)	(3%)
Other non-operating income (expense), net	$10.4	$13.5	(23%)
Net income attributable to Moody’s	$690.0	$571.4	21%
Diluted EPS attributable to Moody’s common shareholders	$3.05	$2.49	22%
Non-GAAP Diluted EPS attributable to Moody’s common shareholders (1)	$2.99	$2.46	22%
Operating margin	39.5%	39.0%
Adjusted Operating Margin (1)	43.3%	42.4%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP Diluted EPS attributable to Moody’s Common Shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

MOODY’S 2013 10K	41

The table below shows Moody’s global staffing by geographic area:

	December 31,

	2012		2011		% Change
United States	2,609		2,465		6%
International	4,149		3,661		13%

Total	6,758	*	6,126	*	10%

*	Includes approximately 1,600 and 1,300 personnel as of December 31, 2012 and 2011, respectively, relating to the 2011 MA acquisitions, of which a majority are in low-cost jurisdictions.

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

U.S. revenue of $1,472.4 million increased $295.4 million over 2011, primarily reflecting growth across all ratings LOBs, most notably in CFG, coupled with growth in all LOBs within MA. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases in the MIS segment.

Non-U.S. revenue increased $154.2 million over 2011, reflecting strong growth in PS and ERS revenue within MA due to the acquisitions of Copal and B&H in the fourth quarter of 2011 as well as higher MIS revenue from rating investment-grade and speculative-grade corporate debt. Changes in FX translation rates had an approximate $45 million unfavorable impact on non-U.S. revenue in 2012.

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

The goodwill impairment charge of $12.2 million relates to the FSTC reporting unit within MA. This impairment resulted from a decline in projected cash flows for this reporting unit as many individuals and global financial institutions have reduced spending on training and certification services amidst macroeconomic uncertainties in North America and EMEA.

Depreciation and amortization of $93.5 million in 2012 increased $14.3 million from 2011 reflecting higher amortization of: i) internal use software; and ii) intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

Operating income of $1,077.4 million increased $189.0 million from 2011, reflecting revenue growth outpacing the increase in total expenses. Adjusted Operating Income was $1,183.1 million in 2012 and increased $215.5 million compared to 2011. Operating margin and Adjusted Operating Margin in 2012 of 39.5% and 43.3%, respectively, increased 50bps and 90bps, respectively, compared to the prior year, and reflected revenue growth exceeding expense growth. Changes in FX translation rates had an approximate $30 million unfavorable impact on both operating income and Adjusted Operating Income in 2012.

Interest income (expense), net in 2012 was ($63.8) million, a $1.7 million increase in expense compared to 2011. This increase is primarily due to higher interest on borrowings reflecting the issuance of the 2012 Senior Notes in the third quarter of 2012 partially offset by an approximate $7 million reversal of interest on UTPs in 2012 due to the settlement of state and local tax audits.

42	MOODY’S 2013 10K

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

Net Income in 2012 was $690.0 million, or $3.05 per diluted share and included a $12.8 million benefit from the favorable settlement of a Legacy Tax Matter and a $12.2 million goodwill impairment charge. This is an increase of $118.6 million, or $0.56 per diluted share, compared to 2011 when Net Income included a $7.0 million net benefit, or $0.03 per diluted share, relating to the favorable resolution of a Legacy Tax Matter as well as other tax benefits totaling $0.09. Excluding benefits from the favorable resolutions of Legacy Tax Matters in both 2012 and 2011, Non-GAAP Diluted EPS increased $0.53 per diluted share, compared to the prior year.

SEGMENT RESULTS

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,

	2012	2011	% Change Favorable (Unfavorable)
Revenue:
Corporate finance (CFG)	$857.6	$652.1	32%
Structured finance (SFG)	381.0	344.6	11%
Financial institutions (FIG)	325.5	294.9	10%
Public, project and infrastructure finance (PPIF)	322.7	277.3	16%

Total external revenue	1,886.8	1,568.9	20%
Intersegment royalty	71.5	65.8	9%

Total MIS Revenue	1,958.3	1,634.7	20%
Expenses:
Operating and SG&A (external)	955.8	821.7	(16%)
Operating and SG&A (intersegment)	11.8	10.6	(11%)

Adjusted Operating Income	990.7	802.4	23%

Depreciation and amortization	44.2	41.2	(7%)

Operating income	$946.5	$761.2	24%

Adjusted Operating Margin	50.6%	49.1%
Operating margin	48.3%	46.6%

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

MOODY’S 2013 10K	43

Non-U.S. revenue was $773.9 million in 2012, an increase of $84.1 million compared to 2011. The growth over 2011 reflects higher rated issuance volumes for investment grade corporate debt as well as high-yield corporate debt and bank loans across all regions. Additionally, there was higher banking-related revenue across all regions coupled with higher infrastructure finance issuance in EMEA. Also contributing to the growth over 2011 were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines across most asset classes within SFG in the EMEA region. Changes in FX translation rates had an approximate $37 million unfavorable impact on non-U.S. MIS revenue in 2012.

Global CFG revenue of $857.6 million in 2012 increased $205.5 million from 2011 reflecting growth in rated issuance volumes for high-yield and investment-grade corporate debt across all regions as well as an increase in both monitoring fees as well as fees for commercial paper and medium term note programs. Also contributing to the growth in revenue were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The aforementioned higher rated issuance volumes for investment grade corporate debt largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as refinance existing borrowings. The increase in U.S. rated issuance volumes in the high-yield sector reflects the current low interest rate environment coupled with an increase in investor demand for higher-yielding securities. Transaction revenue represented 74% of total CFG revenue in 2012, compared to 71% in 2011. In the U.S., revenue in 2012 was $561.8 million, or $139.5 million higher than 2011. Internationally, revenue of $295.8 million in 2012 increased $66.0 million compared to 2011. Unfavorable changes in FX translation rates had an approximate $14 million impact on international CFG revenue in 2012.

Global SFG revenue of $381.0 million in 2012 increased $36.4 million compared to 2011 and reflected higher rated issuance volumes across most asset classes in the U.S. These increases were partially offset by revenue declines in all asset classes in the EMEA region. The aforementioned increases in the U.S. resulted in transaction revenue increasing to 58% of total SFG revenue in 2012 compared to 52% in 2011. In the U.S., revenue of $207.4 million increased $45.8 million compared to 2011, reflecting growth in REIT, CMBS, collateralized loan obligation and asset-backed securities rated issuance volumes. The growth in these asset classes reflects the current low interest rate environment and narrow credit spreads for these securities. The growth in CMBS rated issuance volumes also reflects increasing activity in bank conduit operations. Non-U.S. revenue in 2012 of $173.6 million decreased $9.4 million compared to 2011. This decrease was primarily due to lower asset-backed securities issuance in EMEA reflecting strong issuance in 2011 when issuers were requesting a second rating for these securities in the first quarter of 2011, which was a new requirement by the ECB for existing asset-backed securities that could be used as collateral in Eurosystem credit operations. The decrease also reflects lower covered bond issuance in the EMEA region reflecting continued macroeconomic uncertainties in Europe. Unfavorable changes in FX translation rates had an approximate $11 million impact on international SFG revenue in 2012.

Global FIG revenue of $325.5 million in 2012 was $30.6 million higher compared to 2011 reflecting higher banking-related issuance in the U.S. as well as the Asia and Americas regions coupled with benefits from changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Also contributing to the increase was higher insurance revenue in the U.S. reflecting issuers opportunistically refinancing debt amidst favorable interest rate conditions coupled with issuance to fund M&A activity in the sector. Transaction revenue was 37% of total FIG revenue in 2012 compared to 34% in 2011. In the U.S. and internationally, revenue was $135.0 million and $190.5 million, respectively, for 2012, or 14% and 8% higher, respectively, compared to 2011. Unfavorable changes in FX translation rates had an approximate $8 million impact on international FIG revenue in 2012.

Global PPIF revenue was $322.7 million in 2012, an increase of $45.4 million compared to 2011, primarily reflecting both increases in U.S. public and project finance rated issuance volumes as well as the favorable impact of the aforementioned changes in the mix of fee type, new fee initiatives and pricing increases, primarily in the U.S. Revenue generated from new transactions was 61% and 58% of total PPIF revenue in 2012 and 2011, respectively. In the U.S., revenue in 2012 was $208.7 million and increased $32.2 million compared to 2011 and reflected higher rated issuance volumes in PFG and project finance as well as the aforementioned pricing increases. The increase in rated issuance volumes within PFG reflects issuers opportunistically refinancing obligations ahead of scheduled maturities in the current low interest rate environment as well as a challenging prior year period when issuance had declined reflecting the expiration of the Build America Bond Program in the fourth quarter of 2010. Outside the U.S., PPIF revenue increased 13% compared to 2011 due to growth in infrastructure finance rated issuance volumes in the EMEA region which reflects a partial easing of macroeconomic concerns following the ECB’s bond purchasing program announced in the third quarter of 2012. Unfavorable changes in FX translation rates had an approximate $5 million impact on international PPIF revenue in 2012.

Operating and SG&A expenses in 2012 increased $134.1 million compared to 2011 and reflected increases in compensation and non-compensation costs of approximately $87 million and $47 million, respectively. The increase in compensation costs reflects higher salaries and employee benefits resulting from annual merit increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. The increase in compensation costs is also due to higher incentive compensation which reflects greater achievement against full-year 2012 targeted results compared to achievement in 2011. Compensation costs also increased due to higher pension expense resulting from a decrease in the discount rate used to value the Company’s obligation and higher amortization of actuarial losses. The increase in non-

44	MOODY’S 2013 10K

compensation expenses reflected higher costs resulting from the Company’s continued investment in improving IT infrastructure and regulatory and compliance initiatives coupled with higher variable costs reflecting improving business conditions. Additionally, the increase in non-compensation expenses reflects higher legal defense costs relating to ongoing matters, which are more fully discussed in the “Contingencies” section of this MD&A.

Adjusted Operating Income in 2012 was $990.7 million, an increase of $188.3 million compared to 2011. Operating income in 2012 of $946.5 million, which includes intersegment royalty revenue and intersegment expenses, increased $185.3 million from 2011 and reflects the $323.6 million increase in total MIS revenue outpacing the $135.3 million increase in total expenses. Adjusted Operating Margin and operating margin and were 50.6% and 48.4%, respectively, or 150bps and 180bps higher compared to 2011 reflecting revenue growth exceeding the increase in expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2012	2011
Revenue:
Research, data and analytics (RD&A)	$493.2	$453.9	9%
Enterprise risk solutions (ERS)	242.6	196.1	24%
Professional services (PS)	107.7	61.8	74%

Total external revenue	843.5	711.8	19%

Intersegment revenue	11.8	10.6	11%

Total MA Revenue	855.3	722.4	18%

Expenses:
Operating and SG&A (external)	591.4	491.4	(20%)
Operating and SG&A (intersegment)	71.5	65.8	(9%)

Adjusted Operating Income	192.4	165.2	16%

Depreciation and amortization	49.3	38.0	(30%)
Goodwill impairment charge	12.2	—	NM

Operating income	$130.9	$127.2	3%

Adjusted Operating Margin	22.5%	22.9%
Operating margin	15.3%	17.6%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $131.7 million compared to 2011, with 60% of the growth generated internationally, and included revenue from Copal and B&H which were acquired in the fourth quarter of 2011. Recurring revenue comprised 77% of total MA revenue in 2012 compared to 80% in 2011.

In the U.S., revenue of $359.6 million in 2012 increased $61.6 million, and reflected growth across all three LOBs. International revenue of $483.9 million in 2012 was $70.1 million higher than in 2011, and reflected growth across all LOBs.

Global RD&A revenue, which comprised 58% and 64% of MA external revenue in 2012 and 2011, respectively, increased $39.3 million in 2012. The growth was primarily due to increased sales of credit research via the CreditView product and solid growth from other data and analytic products. Global ERS revenue in 2012 increased $46.5 million over 2011, due to revenue from the acquisition of B&H in the fourth quarter of 2011 coupled with good growth in the base business. Revenue from the PS LOB increased $45.9 million compared to 2011, with substantially all of the growth reflecting the acquisition of Copal in the fourth quarter of 2011. Revenue in the ERS and PS LOBs are subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Operating and SG&A expenses in 2012 increased $100.0 million compared to 2011 reflecting both higher compensation and non-compensation costs of approximately $82 million and $18 million, respectively. The increase in compensation costs reflects an increase in headcount relating to the acquisitions of Copal and B&H in the fourth quarter of 2011 as well as to support business growth coupled with annual merit increases. The increase in non-compensation costs reflects expenses related to the acquisitions of Copal and B&H which were acquired in the fourth quarter of 2011, as well as increases in certain variable costs that are correlated with business growth.

MOODY’S 2013 10K	45

Depreciation and amortization of $49.3 million in 2012 increased $11.3 million from 2011 reflecting higher amortization related to intangible assets acquired as part of the fourth quarter 2011 acquisitions of Copal and B&H.

The goodwill impairment charge of $12.2 million relates to the FSTC reporting unit within MA. This impairment resulted from lower than expected projected growth for this reporting unit as many individuals and global financial institutions have reduced spending on training and certification services amidst macroeconomic uncertainties in North America and EMEA.

Adjusted Operating Income was $192.4 million in 2012, including intersegment revenue and expenses, and increased $27.2 million compared to 2011. Adjusted Operating Margin for 2012 was 22.5%, compared to 22.9% in 2011. Operating income of $130.9 million in 2012, which includes intersegment revenue and expenses, increased $3.7 million compared to 2011 and resulted in an operating margin of 15.3%, a decline of 230bps from the prior year reflecting the aforementioned increase in depreciation and amortization and goodwill impairment charge being partially offset by strong total revenue growth.

MARKET RISK

Foreign exchange risk:

Moody’s maintains a presence in 30 countries outside the U.S. In 2013, approximately 48% and 59% of the Company’s revenue and expenses, respectively, were in currencies other than the U.S. dollar, principally in the GBP and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2013, approximately 55% of Moody’s assets were located outside the U.S. making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to the cumulative translation adjustment account in the consolidated statements of shareholders’ equity (deficit).

The effects of revaluing assets and liabilities that are denominated in currencies other than an entity’s functional currency are charged to other non-operating income (expense), net in the Company’s consolidated statements of operations. Accordingly, the Company enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than an entity’s functional currency. If foreign currencies in the Company’s foreign exchange forward portfolio were to devalue 10% compared to the U.S. dollar, there would be an approximate $7 million unfavorable impact to the fair value of the forward contracts. Additionally, if foreign currencies in the Company’s foreign exchange forward portfolio were to devalue 10% compared to the euro, there would be an approximate $4 million favorable impact to the fair value of the forward contracts. The change in fair value of the foreign exchange forward contracts would be offset by FX revaluation gains or losses in future earnings on underlying assets and liabilities denominated in currencies other than an entity’s functional currency. Additional information on the Company’s forward contracts can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Additionally, the Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statements of operations. For the year ended December 31, 2013 all gains and losses on these derivatives designated as net investment hedges were recognized in OCI. If all foreign currencies in the Company’s net investment hedge portfolio were to appreciate 10% compared to the U.S. dollar, there would be an approximate $29 million unfavorable impact to the currency translation adjustment component of AOCI.

Moody’s aggregate cash and cash equivalents and short term investments of $2,106.3 million at December 31, 2013 consisted of approximately $881 million denominated in currencies other than the U.S. dollar. As such, a decrease in the value of foreign currencies against the U.S. dollar, particularly the euro and GBP, could reduce the reported amount of cash and cash equivalents and short-term investments.

Credit and Interest rate risk:

The Company’s interest rate risk management objective is to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing this objective.

The Company is exposed to interest rate risk on its various outstanding fixed rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company entered into interest rate swaps with a total notional amount of $300 million in the fourth quarter of 2010 to convert the fixed rate of interest on its $300 million Series 2005-1 Notes to a floating interest rate based on the 3 month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the Series 2005-1 Notes, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100bps in the LIBOR-based swap rate would result in an approximate $5 million change to the fair value of these interest rate swaps. Additional information on this interest rate swap is disclosed in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

46	MOODY’S 2013 10K

Moody’s cash equivalents consist of investments in high-quality investment-grade securities within and outside the U.S. with maturities of three months or less when purchased. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high-grade commercial paper and by limiting the amount it can invest with any single issuer. Short-term investments primarily consist of certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flow.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,			Year Ended December 31,

	2013	2012	$ Change Favorable (unfavorable)	2012	2011	$ Change Favorable (unfavorable)
Net cash provided by operating activities	$926.8	$823.1	$103.7	$823.1	$803.3	$19.8
Net cash used in investing activities	$(261.9)	$(50.2)	$(211.7)	$(50.2)	$(267.6)	$217.4
Net cash provided by (used in) financing activities	$(498.8)	$202.6	$(701.4)	$202.6	$(417.7)	$620.3
Free cash flow*	$884.5	$778.1	$106.4	$778.1	$735.6	$42.5

*	Free cash flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital additions. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net Cash Provided By Operating Activities

Year ended December 31, 2013 compared to the year ended December 31, 2012:

The following changes in non-cash items impacted cash provided by operating activities in 2013 compared to 2012, relative to net income:

»	A $63.3 million decrease in deferred income taxes primarily due to the utilization of deferred tax assets relating to the settlement of UTPs in the first quarter of 2012;

»	a $12.2 million goodwill impairment charge in 2012 related to the FSTC reporting unit within MA;

In addition to the non-cash items discussed above and an increase in net income of $116.2 million, the change in net cash flows provided by operating activities also reflected:

»	Payments of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits;

»	a $61.2 million increase in cash flow from changes in accounts receivable balances primarily reflecting a larger increase in accounts receivable balances in 2012 compared to 2013. The increase in 2012 reflected lower accounts receivable balances at December 31, 2011 resulting from declines in corporate finance issuance in the fourth quarter of 2011. Approximately 26% and 23% of the Company’s accounts receivable balance at December 31, 2013 and 2012, respectively, represents unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

»	a $45.2 million increase in cash flows from changes in deferred revenue balances primarily reflecting overall growth in both segments;

Partially offset by:

»	an approximate $100 million decrease relating to higher incentive compensation payouts (including profit sharing and related payroll taxes) in 2013 compared to 2012 reflecting higher achievement against full-year targeted results in 2012 compared to achievement in the prior year period;

»	an approximate $45 million decrease in cash flows relating to the timing of income tax payments primarily resulting from IRS relief due to Hurricane Sandy which allowed for the delay of fourth quarter 2012 estimated tax payments to the first quarter of 2013;

»	a $23.1 million decrease relating to greater excess tax benefits from stock-based compensation plans primarily due to a higher intrinsic value of awards exercised in 2013 resulting from a higher Moody’s stock price.

MOODY’S 2013 10K	47

Year ended December 31, 2012 compared to the year ended December 31, 2011:

The following changes in non-cash items impacted cash provided by operating activities in 2012 compared to 2011, relative to net income:

»	A $14.3 million increase in depreciation and amortization expense reflecting higher amortization of intangible assets due to the fourth quarter 2011 acquisitions of Copal and B&H as well as higher amortization related to the Company’s continued investment in IT infrastructure;

»	A $25.8 million increase in deferred income taxes primarily due to the utilization of deferred tax assets relating to the settlement of UTPs in the first quarter of 2012;

»	A $12.8 million non-cash reduction of a liability related to the resolution of a Legacy Tax Matter in 2012 compared to a $6.4 million non-cash reduction of a Legacy Tax liability in 2011;

»	$12.2 million non-tax deductible goodwill impairment charge in 2012 related to the FSTC reporting unit within MA.

In addition to the non-cash items discussed above and an increase in net income of $121.7 million, the change in net cash flows provided by operating activities also reflected:

»	Payments of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits;

»	A $145.3 million decrease in cash flow from changes in accounts receivable balances primarily reflecting higher billings in both reportable segments. The higher accounts receivable balances in the ratings segment reflect an increase in rated issuance volumes compared to the prior year. The higher balances in MA primarily reflect the timing of billings for annual software maintenance fees. Approximately 23% and 25% of the Company’s accounts receivable balance at December 31, 2012 and 2011, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

Partially offset by:

»	An approximate $69 million increase in cash flows reflecting higher incentive compensation accruals compared to the prior year period resulting from greater achievement against targeted results compared to achievement in 2011;

»	An approximate $25 million increase in cash flows reflecting higher accruals for legal defense costs which is primarily due to two matters related to SIVs rated by MIS which are more fully discussed in the “Contingencies” section of this MD&A.

Net Cash Used In Investing Activities

Year ended December 31, 2013 compared to the year ended December 31, 2012:

The $211.7 million increase in cash flows used in investing activities compared to 2012 primarily reflects :

»	A $169.7 million increase in cash used to purchase short-term investments with excess non-U.S. cash;

»	cash paid, net of cash acquired, of $50.7 million relating to the acquisition of Amba in December 2013.

Year ended December 31, 2012 compared to the year ended December 31, 2011:

The $217.4 million decrease in cash flows used in investing activities compared to 2011 primarily reflects payments in 2011, net of cash acquired, for the Copal and B&H acquisitions. The decrease also reflects lower capital additions of $22.7 million due to project timing of certain of the Company’s IT infrastructure initiatives.

Net Cash Used In Financing Activities

Year ended December 31, 2013 compared to the year ended December 31, 2012:

The $701.4 million increase in cash used in financing activities was primarily attributed to:

»	Treasury shares repurchased of $893.1 million in 2013 compared to $196.5 million repurchased in the prior year period;

»	Higher dividends paid to MCO shareholders of $54.3 million reflecting $0.90 per share paid in 2013 compared to $0.64 per share paid in the prior year;

Partially offset by:

»	an increase in net proceeds from stock-based compensation plans of $19.3 million reflecting higher strike prices for options exercised in 2013 compared to the prior year. These proceeds were partially offset by a greater number of shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock in March 2013;

»	Higher excess tax benefits from stock-based compensation plans of $23.1 million due to due to a higher intrinsic value of awards exercised in 2013 resulting from a higher Moody’s stock price.

48	MOODY’S 2013 10K

Year ended December 31, 2012 compared to the year ended December 31, 2011:

The $620.3 million increase in cash provided by financing activities was primarily attributed to:

»	A $496.1 million increase relating to proceeds received from the issuance of the 2012 Senior Notes;

»	Treasury shares repurchased of $196.5 million in 2012 compared to $333.8 million in 2011;

»	Higher net proceeds from stock-based compensation plans of $70.3 million reflecting a greater number of stock option exercises in 2012 compared to the prior year due to the Company’s higher trading price for its common stock;

Partially offset by:

»	Higher dividends paid of $22.0 million due to an increase in the Company’s annual dividend paid per share from $0.535 cents in 2011 to $0.64 cents in 2012;

»	Repayments on the 2008 Term Loan of $71.3 million in 2012 compared to $11.3 million in 2011.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.1 billion at December 31, 2013 consisted of approximately $1.2 billion located outside of the U.S., a majority of which is denominated in euros and British pounds. Over 95% of the cash and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions in related businesses, repurchasing stock and paying a dividend, all in the manner consistent with maintaining sufficient liquidity. In December 2013, the Board of Directors of the Company declared a quarterly dividend of $0.28 per share of Moody’s common stock, payable on March 10, 2014 to shareholders of record at the close of business on February 20, 2014. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. On February 12, 2013, the Board approved an additional $1.0 billion of share repurchase authority. At December 31, 2013, the Company had $0.8 billion of share repurchase authority remaining under this program, which does not have an established expiration. On February 11, 2014, the Board approved an additional $1.0 billion of share repurchase authority which will be utilized once the February 12, 2013 authorization is exhausted. The Company expects to complete approximately $1 billion of share repurchases in 2014. Share repurchase activity in the near term is subject to available cash flow, market conditions and other capital allocation decisions.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based on the entity’s financial results subject to a floor exercise price of approximately $46 million. The redemption value of this redeemable noncontrolling interest was $80.0 million at December 31, 2013. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next one to four years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At December 31, 2013, Moody’s had $2.1 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available under the 2012 Facility. Principal payments on the Company’s borrowings will be made in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of December 31, 2013 are approximately £109 million, of which approximately £10 million will be paid in the next twelve months.

MOODY’S 2013 10K	49

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of December 31, 2013, including the aforementioned rent credits, are approximately $479 million, of which approximately $33 million will be paid during the next twelve months.

On October 21, 2013, the Company entered into a fourteen-year lease for three additional floors at its 7WTC headquarters. The total net commitment for this lease is approximately $74 million, including capital expenditures to build-out the space. The lease became effective in January 2014.

During the year ending December 31, 2014, the Company anticipates making contributions of approximately $20 million to its funded U.S. pension plan and anticipates making payments of $6.2 million related to its unfunded U.S. pension plans and $0.8 million related to its Other Retirement Plans.

On February 21, 2014, the Company made a conditional open offer to acquire up to 2,650,000 equity shares of ICRA Limited, a leading provider of credit ratings and research in India. The offer is conditional upon acquiring at least 2,149,101 equity shares, which would increase Moody’s ownership stake from 28.5% to just over 50.0%. Full acceptance of the offer would increase Moody’s ownership stake in ICRA to approximately 55.0%. The offer price, payable in cash, is 2,000 Indian rupees per share. The tender period is expected to begin in April 2014, subject to completion of a review of the transaction by Indian regulatory authorities. Subject to completion of the offer and based on exchange rates in effect as of the date of the offer, the cash payment would be between $69 million and $85 million depending on the number of shares acquired.

INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,

	2013	2012
2012 Facility	$—	$—
Notes payable:
Series 2005-1 Notes due 2015, including fair value of interest rate swap of $10.3 million at 2013 and $13.8 million at 2012	310.3	313.8
Series 2007-1 Notes due in 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.2 million and $2.6 million in 2013 and 2012, respectively	497.8	497.4
2012 Senior Notes, due 2022, net of unamortized discount of $3.5 million in 2013 and $3.8 million in 2012	496.5	496.2
2013 Senior Notes, due 2024, net of unamortized discount of $2.8 million in 2013	497.2	—
2008 Term Loan, various payments through 2013	—	63.8

Total debt	2,101.8	1,671.2
Current portion	—	(63.8)

Total long-term debt	$2,101.8	$1,607.4

2012 Facility

On April 18, 2012, the Company and certain of its subsidiaries entered into a $1 billion five-year senior, unsecured revolving credit facility in an aggregate principal amount of $1 billion that expires in April 2017. The 2012 Facility replaced the $1 billion 2007 Facility that was scheduled to expire in September 2012. The proceeds from the 2012 Facility will be used for general corporate purposes, including, without limitation, share repurchases and acquisition financings. Interest on borrowings under the facility is payable at rates that are based on LIBOR plus a premium that can range from 77.5 basis points to 120 basis points per annum of the outstanding amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2012 Facility. These quarterly fees can range from 10 basis points of the facility amount to 17.5 basis points, depending on the Company’s Debt/ EBITDA Ratio.

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

50	MOODY’S 2013 10K

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal of (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7 to the consolidated financial statements. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at December 31, 2013 and 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

On August 20, 2012, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2012 Senior Notes bear interest at a fixed rate of 4.50% and mature on September 1, 2022. Interest on the 2012 Senior Notes will be due

MOODY’S 2013 10K	51

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

2008 Term Loan

On May 7, 2008, Moody’s entered into a five-year, $150.0 million senior unsecured term loan with several lenders due at various times through May 7, 2013. Proceeds from the loan were used to pay off a portion of the CP outstanding. Interest on borrowings under the 2008 Term Loan was payable quarterly at rates that were based on LIBOR plus a margin that could range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio.

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

52	MOODY’S 2013 10K

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ending December 31,	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	Total
2014	$—	$—	$—	$—	$—	$—
2015	300.0	—	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	300.0	—	—	—	300.0
2018	—	—	—	—	—	—
Thereafter	—	—	500.0	500.0	500.0	1,500.0

Total	$300.0	$300.0	$500.0	$500.0	$500.0	$2,100.0

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which will convert the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate.

At December 31, 2013, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2005 Agreement, the 2007 Agreement, the 2013 Indenture, the 2012 Indenture and the 2010 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2013, there are no such cross defaults.

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2013	2012	2011
Income	$5.5	$5.2	$5.3
Expense on borrowings	(92.3)	(73.8)	(65.5)
(Expense) income on UTPs and other tax related liabilities	(8.6)	0.4	(8.7)
Legacy Tax (a)	3.6	4.4	3.7
Interest capitalized	—	—	3.1

Total	$(91.8)	$(63.8)	$(62.1)

Interest paid (b)	$81.9	$94.4	$67.2

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 18 to the consolidated financial statements.

(b)	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 5.

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which is carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$310.3	$319.2	$313.8	$326.1
Series 2007-1 Notes	300.0	334.7	300.0	348.3
2010 Senior Notes	497.8	536.6	497.4	562.8
2012 Senior Notes	496.5	497.0	496.2	528.8
2013 Senior Notes	497.2	501.2	—	—
2008 Term Loan	—	—	63.8	63.8

Total	$2,101.8	$2,188.7	$1,671.2	$1,829.8

*	The carrying amount includes a $10.3 million and $13.8 million fair value adjustment on an interest rate hedge at December 31, 2013 and 2012, respectively.

MOODY’S 2013 10K	53

The fair value of the long-term debt is estimated using discounted cash flows based on prevailing interest rates available to the Company for borrowings with similar maturities.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities which would result in higher financing costs.

Off-Balance Sheet Arrangements

At December 31, 2013, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2013:

		Payments Due by Period

(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$2,849.6	$104.6	$498.6	$467.3	$1,779.1
Operating lease obligations	805.6	78.0	127.6	116.0	484.0
Purchase obligations	118.9	71.7	47.2	—	—
Contingent consideration related to acquisitions (2)	6.7	4.3	2.4	—	—
Pension obligations (3)	131.0	27.7	11.1	36.6	55.6
Conditional open offer to acquire shares of ICRA Limited (4)	69.2	69.2	—	—	—

Total (5)	$3,981.0	$355.5	$686.9	$619.9	$2,318.7

(1)	Reflects principal payments, related interest and applicable fees due on the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, and the 2012 Facility as described in Note 15 to the consolidated financial statements

(2)	Reflects a $4.3 million contingent cash payment related to the December 10, 2013 acquisition of Amba that is dependent on the acquired entity achieving certain revenue targets for its fiscal year ended March 31, 2014. Also, reflects a $2.4 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016.

(3)	Reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded Retirement Benefit Plans described in Note 12 to the condensed consolidated financial statements

(4)	Reflects the minimum number of shares to be acquired pursuant to the Company’s open offer to acquire additional shares of ICRA Limited, which is more fully discussed in Note 24 to the consolidated financial statements. If the Company were to acquire the maximum amount of 2.7 million shares set forth in the open offer, the total cash payment in 2014 would be approximately $85 million. The estimated commitments were calculated using exchange rates on the day of the offer.

(5)	The table above does not include the Company’s net long-term tax liabilities of $211.0 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. This amount is excluded as the exact amount of the payment is still uncertain. The table above does not include the following relating to the acquisition of Copal; (i) the $14.2 million note payable as described in Note 7 to the consolidated financial statements, (ii) the $10.8 million contingent consideration obligation and the (iii) the $80.0 million Redeemable Non Controlling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated

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

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s, measuring the Company’s ability to service debt, fund capital expenditures, and expand its business. Adjusted Operating Income excludes depreciation and amortization as well as goodwill impairment charges because companies utilize productive assets of different ages and use different methods of acquiring productive assets including goodwill. Companies also have different methods of depreciating and amortizing productive assets as well as different methods of valuing goodwill. Management

54	MOODY’S 2013 10K

believes that the exclusion of certain items, detailed in the reconciliation below, allows for a more meaningful comparison of the Company’s operating results from period to period and across companies. Below is a reconciliation of the Company’s operating income and operating margin to Adjusted Operating Income and Adjusted Operating Margin:

	Year Ended December 31,

	2013	2012	2011	2010	2009
Operating income	$1,234.6	$1,077.4	$888.4	$772.8	$687.5
Adjustments:
Depreciation and amortization	93.4	93.5	79.2	66.3	64.1
Goodwill impairment charge	—	12.2	—	—	—
Restructuring	—	—	—	0.1	17.5

Adjusted Operating Income	$1,328.0	$1,183.1	$967.6	$839.2	$769.1

Operating Margin	41.5%	39.5%	39.0%	38.0%	38.3%
Adjusted Operating Margin	44.7%	43.3%	42.4%	41.3%	42.8%

Non-GAAP Diluted EPS

The Company presents this non-GAAP measure to exclude the impact of litigation settlements, Legacy Tax Matters and restructuring items to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. The Legacy Tax items are specific to the Company resulting from the 2000 Distribution. The restructuring items relate to the certain costs incurred in connection with the 2007 Restructuring Plan and the 2009 Restructuring Plan. The impact of litigation settlement relates to the settlement of two legal matters in the first quarter of 2013 which are more fully discussed in the “Contingences” section of this MD&A. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Year Ended December 31,

	2013	2012	2011	2010	2009
Diluted EPS attributable to Moody’s common shareholders—GAAP	$3.60	$3.05	$2.49	$2.15	$1.69
Legacy Tax	(0.09)	(0.06)	(0.03)	(0.02)	(0.04)
Restructuring	—	—	—	—	0.05
Impact of litigation settlement	0.14	—	—	—	—

Diluted EPS attributable to Moody’s common shareholders—Non-GAAP	$3.65	$2.99	$2.46	$2.13	$1.70

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

	Year Ended December 31,

	2013	2012	2011	2010	2009
Net cash provided by operating activities	$926.8	$823.1	$803.3	$653.3	$643.8
Capital additions	(42.3)	(45.0)	(67.7)	(79.0)	(90.7)

Free cash flow	$884.5	$778.1	$735.6	$574.3	$553.1

Net cash used in investing activities	$(261.9)	$(50.2)	$(267.6)	$(228.8)	$(93.8)
Net cash provided by (used in) financing activities	$(498.8)	$202.6	$(417.7)	$(241.3)	$(348.8)

2014 OUTLOOK

Moody’s outlook for 2014 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. There is an important degree of uncertainty surrounding these assumptions, and, if actual conditions differ, Moody’s results for the year may differ materially from the current outlook. Our guidance assumes foreign currency translation at end-of-quarter exchange rates.

MOODY’S 2013 10K	55

For Moody’s overall, the Company expects full-year 2014 revenue to grow in the high-single-digit percent range. Full-year 2014 operating expenses are projected to increase in the mid-single-digit percent range. Full-year 2014 operating margin is projected to be between 42 and 43 percent and adjusted operating margin for the year is expected to be between 45 and 46 percent. The effective tax rate is expected to be approximately 33 percent due to various tax law changes. The Company expects diluted earnings per share for full-year 2014 of $3.90 to $4.00. Full-year 2014 share repurchases are expected to be approximately $1.0 billion, subject to available cash, market conditions and other ongoing capital allocation decisions. Capital expenditures are projected to be approximately $90 million, reflecting ongoing infrastructure maintenance, fit-out of additional floors at 7 World Trade Center and investments in our business for efficiency and growth. The Company expects approximately $100 million in depreciation and amortization expense. Growth in compliance and regulatory expense in 2014 is projected to be less than $5 million. Free cash flow is expected to be approximately $900 million.

For the global MIS business, revenue for full-year 2014 is expected to increase in the mid-single-digit percent range. Within the U.S., MIS revenue is expected to increase in the low-single-digit percent range, while non-U.S. revenue is expected to increase in the low-double-digit percent range. Corporate finance revenue is projected to grow in the high-single-digit percent range. Revenue from structured finance is expected to grow in the low-single-digit percent range. Financial institutions revenue is expected to grow in the mid-single-digit percent range. Public, project and infrastructure finance revenue is expected to increase in the high-single-digit percent range.

For MA, full-year 2014 revenue including the recent acquisition of Amba Investment Services is expected to increase in the low-teens percent range. Within the U.S., MA revenue is expected to increase in the high-single-digit percent range. Non-U.S. revenue is expected to increase in the high-teens percent range. Revenue from research, data and analytics is projected to grow in the high-single-digit percent range, while revenue for enterprise risk solutions is expected to grow in the low-teens percent range. Professional services revenue, including Amba Investment Services, is projected to grow in the mid-forties percent range. Excluding the acquisition of Amba Investment Services, organic revenue for professional services and MA is expected to grow in the low-double-digit and high-single-digit percent ranges, respectively.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied prospectively and are effective for reporting periods beginning after December 15, 2012. The Company has fully adopted all provisions of this ASU as of January 1, 2013, and the implementation did not have any impact on the Company’s consolidated financial statements other than to provide additional footnote disclosure which in included in Note 11.

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

Two purported class action complaints were filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions were consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs alleged that the defendants issued false and/or misleading statements

56	MOODY’S 2013 10K

concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs sought an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. On August 23, 2013, the court issued an opinion granting defendants’ motion for summary judgment. Judgment was entered in Moody’s favor on August 26, 2013. On September 23, 2013, plaintiffs filed a notice of appeal from the judgment and from the March 2011 decision denying class certification. On December 19, 2013, that appeal was voluntarily dismissed with prejudice pursuant to a confidential settlement agreement, thereby concluding this litigation.

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

In October 2009, plaintiffs King County, Washington and Iowa Student Loan Liquidity Corporation each filed substantially identical putative class actions in the Southern District of New York against two subsidiaries of the Company and several other defendants, including two other rating agencies and IKB Deutsche Industriebank AG. These actions arose out of investments in securities issued by a structured investment vehicle called Rhinebridge Plc (the “Rhinebridge SIV”) and sought, among other things, compensatory and punitive damages. Each complaint asserted a claim for common law fraud against the rating agency defendants, alleging, among other things, that the credit ratings assigned to the securities issued by the Rhinebridge SIV were false and misleading. The case was assigned to the same judge presiding over the litigation concerning the Cheyne SIV, described above. In April 2010, the court denied the rating agency defendants’ motion to dismiss. In June 2010, the court consolidated the two cases and the plaintiffs filed an amended complaint that, among other things, added Morgan Stanley & Co. as a defendant. In January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that asserted claims against the rating agency defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the new claims except for the negligent misrepresentation claim and a claim for aiding and abetting fraud; on September 28, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. Plaintiffs did not seek class certification. On September 7, 2012 the rating agencies filed a motion for summary judgment dismissing the remaining claims against them. On January 3, 2013, the Court issued an order dismissing the claim for aiding and abet-

MOODY’S 2013 10K	57

ting fraud against the rating agencies but allowing the claim for fraud to proceed to trial. In June 2012 and March 2013, respectively, defendants IKB Deutsche Industriebank AG (and a related entity) and Fitch, Inc. informed the court that they had executed confidential settlement agreements with the plaintiffs. On April 24, 2013, pursuant to a confidential settlement agreement, the plaintiffs stipulated to the voluntary dismissal, with prejudice, of all remaining claims as against the remaining defendants, including Moody’s, and the Court so ordered that stipulation on April 26, 2013.

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2013, Moody’s has recorded liabilities for Legacy Tax Matters totaling $17.6 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

In the fourth quarter of 2013, certain Legacy Tax Matters were resolved, resulting in a $19.2 million reduction of Legacy Tax liabilities and a $3.6 million reduction of related accrued interest expense. Similarly, in the third quarter of 2012, certain Legacy Tax Matters were resolved, resulting in a $12.8 million reduction of Legacy Tax liabilities and a $4.4 million reduction of related accrued interest expense.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “2014 Outlook” and “Contingencies” under Item 7. “MD&A”, commencing on page 28 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

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

58	MOODY’S 2013 10K

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on page 46-47 of this annual report on Form 10-K.

MOODY’S 2013 10K	59

ITEM 8.	FINANCIAL STATEMENTS

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

60	MOODY’S 2013 10K

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

/s/ LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 26, 2014

MOODY’S 2013 10K	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Moody’s Corporation:

We have audited the accompanying consolidated balance sheets of Moody’s Corporation (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Moody’s Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moody’s Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody’s Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Moody’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

New York, New York

February 26, 2013

62	MOODY’S 2013 10K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in millions, except per share data)

	Year Ended December 31,

	2013	2012	2011
Revenue	$2,972.5	$2,730.3	$2,280.7

Expenses
Operating	822.4	795.0	683.5
Selling, general and administrative	822.1	752.2	629.6
Goodwill impairment charge	—	12.2	—
Depreciation and amortization	93.4	93.5	79.2

Total expenses	1,737.9	1,652.9	1,392.3

Operating income	1,234.6	1,077.4	888.4

Interest income (expense), net	(91.8)	(63.8)	(62.1)
Other non-operating income (expense), net	26.5	10.4	13.5

Non-operating income (expense), net	(65.3)	(53.4)	(48.6)

Income before provision for income taxes	1,169.3	1,024.0	839.8
Provision for income taxes	353.4	324.3	261.8

Net income	815.9	699.7	578.0
Less: Net income attributable to noncontrolling interests	11.4	9.7	6.6

Net income attributable to Moody’s	$804.5	$690.0	$571.4

Earnings per share
Basic	$3.67	$3.09	$2.52

Diluted	$3.60	$3.05	$2.49

Weighted average shares outstanding
Basic	219.4	223.2	226.3

Diluted	223.5	226.6	229.4

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2013 10K	63

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in millions)

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011

	Pre-tax Amounts	Tax Amounts	After-tax Amounts	Pre-tax Amounts	Tax Amounts	After-tax Amounts	Pre-tax Amounts	Tax Amounts	After-tax Amounts
Net income			$815.9			$699.7			$578.0
Other Comprehensive Income (loss):
Foreign currency adjustments:
Foreign currency translation adjustments	$(15.8)	$0.6	(15.2)	$35.4	$(0.2)	35.2	$(50.3)	$1.6	(48.7)
Foreign currency translation adjustments – reclassification of losses included in net income due to liquidation of foreign subsidiaries	1.4	—	1.4	—	—	—	—	—	—
Cash flow and net investment hedges:
Net realized and unrealized (loss) gain on cash flow and net investment hedges	6.3	(2.6)	3.7	(3.9)	1.6	(2.3)	(1.0)	0.4	(0.6)
Reclassification of losses included in net income	1.2	(0.5)	0.7	4.1	(1.7)	2.4	5.3	(2.1)	3.2
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	11.9	(4.9)	7.0	10.0	(4.1)	5.9	7.4	(3.0)	4.4
Net actuarial gains (losses) and prior service costs	50.9	(21.0)	29.9	(26.0)	11.2	(14.8)	(56.3)	22.1	(34.2)

Total other comprehensive income (loss)	$55.9	$(28.4)	27.5	$19.6	$6.8	26.4	$(94.9)	$19.0	(75.9)

Comprehensive Income			843.4			726.1			502.1
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			11.4			10.7			4.8

Comprehensive income attributable to Moody’s			$832.0			$715.4			$497.3

The accompanying notes are an integral part of the consolidated financial statements.

64	MOODY’S 2013 10K

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in millions, except share and per share data)

	December 31,

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,919.5	$1,755.4
Short-term investments	186.8	17.9
Accounts receivable, net of allowances of $28.9 in 2013 and $29.1 in 2012	694.2	621.8
Deferred tax assets, net	53.9	38.7
Other current assets	114.4	91.9

Total current assets	2,968.8	2,525.7
Property and equipment, net	278.7	307.1
Goodwill	665.2	637.1
Intangible assets, net	221.6	226.5
Deferred tax assets, net	148.7	168.5
Other assets	112.1	96.0

Total assets	$4,395.1	$3,960.9

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$538.9	$555.3
Deferred tax liabilities, net	4.0	—
Current portion of long-term debt	—	63.8
Deferred revenue	598.4	545.8

Total current liabilities	1,141.3	1,164.9
Non-current portion of deferred revenue	109.2	94.9
Long-term debt	2,101.8	1,607.4
Deferred tax liabilities, net	59.1	58.1
Unrecognized tax benefits	195.6	156.6
Other liabilities	360.2	410.1

Total liabilities	3,967.2	3,492.0
Contingencies (Note 18)
Redeemable noncontrolling interest	80.0	72.3

Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2013 and December 31, 2012, respectively.	3.4	3.4
Capital surplus	405.8	365.1
Retained earnings	5,302.1	4,713.3
Treasury stock, at cost; 128,941,621 and 119,650,254 shares of common stock at December 31, 2013 and December 31, 2012, respectively	(5,319.7)	(4,614.5)
Accumulated other comprehensive loss	(54.6)	(82.1)

Total Moody’s shareholders’ equity	337.0	385.2
Noncontrolling interests	10.9	11.4

Total shareholders’ equity	347.9	396.6

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,395.1	$3,960.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2013 10K	65

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in millions)

	Year Ended December 31,

	2013	2012	2011
Cash flows from operating activities
Net income	$815.9	$699.7	$578.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	93.4	93.5	79.2
Stock-based compensation expense	67.1	64.5	56.7
Goodwill impairment charge	—	12.2	—
Deferred income taxes	(27.2)	36.1	10.3
Excess tax benefits from settlement of stock-based compensation awards	(38.8)	(15.7)	(7.4)
Legacy Tax Matters	(19.2)	(12.8)	(6.4)
Changes in assets and liabilities:
Accounts receivable	(67.0)	(128.2)	17.1
Other current assets	(21.7)	(14.1)	53.5
Other assets	(0.7)	5.1	7.5
Accounts payable and accrued liabilities	(2.9)	101.7	23.9
Deferred revenue	66.1	20.9	8.8
Unrecognized tax benefits	30.9	(49.2)	3.9
Other liabilities	30.9	9.4	(21.8)

Net cash provided by operating activities	926.8	823.1	803.3

Cash flows from investing activities
Capital additions	(42.3)	(45.0)	(67.7)
Purchases of short-term investments	(225.9)	(56.2)	(43.3)
Sales and maturities of short-term investments	57.0	54.5	40.9
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(50.7)	(3.5)	(197.5)

Net cash used in investing activities	(261.9)	(50.2)	(267.6)

Cash flows from financing activities
Issuance of notes	497.2	496.1	—
Repayment of notes	(63.8)	(71.3)	(11.3)
Net proceeds from stock plans	136.0	116.7	46.4
Excess tax benefits from settlement of stock-based compensation awards	38.8	15.7	7.4
Cost of treasury shares repurchased	(893.1)	(196.5)	(333.8)
Payment of dividends	(197.3)	(143.0)	(121.0)
Payment of dividends to noncontrolling interests	(12.2)	(8.3)	(5.1)
Contingent consideration paid	(0.3)	(0.5)	(0.3)
Debt issuance costs and related fees	(4.1)	(6.3)	—

Net cash provided by (used in) financing activities	(498.8)	202.6	(417.7)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	19.9	(17.6)

Increase in cash and cash equivalents	164.1	995.4	100.4
Cash and cash equivalents, beginning of period	1,755.4	760.0	659.6

Cash and cash equivalents, end of period	$1,919.5	$1,755.4	$760.0

The accompanying notes are an integral part of the consolidated financial statements

66	MOODY’S 2013 10K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2010	342.9	$3.4	$391.5	$3,736.2	(112.1)	$(4,407.3)	$(33.4)	$(309.6)	$11.2	$(298.4)
Net income				571.4				571.4	5.6	577.0
Dividends				(131.5)				(131.5)	(5.1)	(136.6)
Stock-based compensation			56.9					56.9		56.9
Shares issued for stock-based compensation plans, net			(59.2)		2.6	105.6		46.4		46.4
Net excess tax benefit upon settlement of stock-based compensation awards			7.2					7.2		7.2
Excess of consideration paid over carrying value of additional investment in KIS Pricing			(1.9)					(1.9)		(1.9)
Purchase of KIS Pricing shares from noncontrolling interest									(1.0)	(1.0)
Treasury shares repurchased					(11.0)	(333.8)		(333.8)		(333.8)
Currency translation adjustment, (net of tax of $1.6 million)							(46.9)	(46.9)	(0.1)	(47.0)
Net actuarial losses and prior service cost (net of tax of $22.1 million)							(34.2)	(34.2)		(34.2)
Amortization and recognition of prior service costs and actuarial gains (losses), (net of tax of $3.0 million)							4.4	4.4		4.4
Net realized and unrealized gain on cash flow hedges (net of tax of $1.7 million)							2.6	2.6		2.6

Balance at December 31, 2011	342.9	$3.4	$394.5	$4,176.1	(120.5)	$(4,635.5)	$(107.5)	$(169.0)	$10.6	$(158.4)

(continued on next page)

MOODY’S 2013 10K	67

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2011	342.9	$3.4	$394.5	$4,176.1	(120.5)	$(4,635.5)	$(107.5)	$(169.0)	$10.6	$(158.4)
Net income				690.0				690.0	6.1	696.1
Dividends				(152.8)				(152.8)	(4.7)	(157.5)
Stock-based compensation			64.6					64.6		64.6
Shares issued for stock-based compensation plans, net			(100.9)		5.6	217.5		116.6		116.6
Net excess tax benefit upon settlement of stock-based compensation awards			10.3					10.3		10.3
Adjustment to redemption value of redeemable noncontrolling interest			(3.4)					(3.4)		(3.4)
Treasury shares repurchased					(4.8)	(196.5)		(196.5)		(196.5)
Currency translation adjustment, (net of tax of $0.2 million)				`			34.2	34.2	(0.6)	33.6
Net actuarial losses and prior service cost (net of tax of $11.2 million)							(14.8)	(14.8)		(14.8)
Amortization and recognition of prior service costs and actuarial gains (losses), (net of tax of $4.1 million)							5.9	5.9		5.9
Net realized and unrealized gain on cash flow and net investment hedges (net of tax of $0.1 million)							0.1	0.1		0.1

Balance at December 31, 2012	342.9	$3.4	$365.1	$4,713.3	(119.7)	$(4,614.5)	$(82.1)	$385.2	$11.4	$396.6

(continued on next page)

68	MOODY’S 2013 10K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2012	342.9	$3.4	$365.1	$4,713.3	(119.7)	$(4,614.5)	$(82.1)	$385.2	$11.4	$396.6
Net income				804.5				804.5	5.7	810.2
Dividends				(215.7)				(215.7)	(6.2)	(221.9)
Stock-based compensation			67.2					67.2		67.2
Shares issued for stock-based compensation plans, net			(51.9)		5.0	187.9		136.0		136.0
Net excess tax benefits upon settlement of stock-based compensation awards			33.3					33.3		33.3
Adjustment to redemption value of redeemable noncontrolling interest			(7.9)					(7.9)		(7.9)
Treasury shares repurchased					(14.2)	(893.1)		(893.1)		(893.1)
Currency translation adjustment, (net of tax of $0.6 million)							(13.8)	(13.8)	—	(13.8)
Net actuarial gains and prior service cost (net of tax of $21.0 million)							29.9	29.9		29.9
Amortization and recognition of prior service costs and actuarial gains (losses), (net of tax of $4.9 million)							7.0	7.0		7.0
Net realized and unrealized gain on cash flow and net investment hedges (net of tax of $3.1 million)							4.4	4.4		4.4

Balance at December 31, 2013	342.9	$3.4	$405.8	$5,302.1	(128.9)	$(5,319.7)	$(54.6)	$337.0	$10.9	$347.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2013 10K	69

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar and share amounts in millions, except per share data)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Consolidation

The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies for which the Company has significant influence over operating and financial policies but not a controlling interest are accounted for on an equity basis whereby the Company records its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net and any dividends received reduce the carrying amount of the investment. The Company applies the guidelines set forth in Topic 810 of the ASC in assessing its interests in variable interest entities to decide whether to consolidate that entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under Topic 810 of the ASC.

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

Research and development costs were $22.8 million, $16.1 million, and $29.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in operating expenses within the Company’s consolidated statements of operations. These costs generally consist of professional services provided by third parties and compensation costs of employees.

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

70	MOODY’S 2013 10K

when technological feasibility of a product is established and the Company believes that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. Accordingly, costs for internally developed computer software that will be sold, leased or otherwise marketed that were eligible for capitalization under Topic 985 of the ASC as well as the related amortization expense related to such costs were immaterial for the years ended December 31, 2013, 2012 and 2011.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of July 31 or more frequently if impairment indicators arise in accordance with ASC Topic 350.

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

For purposes of assessing the recoverability of goodwill, the Company has five reporting units at December 31, 2013: one in MIS that encompasses all of Moody’s ratings operations and four reporting units within MA: RD&A, ERS, Financial Services Training and Certifications and Copal Amba. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. The Company acquired Copal and Amba in the fourth quarter of 2011 and 2013, respectively. On the date of the acquisition of Amba, it was combined with the Copal reporting unit to form the new Copal Amba reporting unit.

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

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under stock option and restricted stock plans. The Company has also established a pool of additional paid-in capital related to the tax effects of employee share-based compensation, which is available to absorb any recognized tax deficiencies.

MOODY’S 2013 10K	71

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange rates and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The changes in the value of derivatives that qualify as fair value hedges are recorded currently into earnings. Changes in the derivative’s fair value that qualify as cash flow hedges are recorded to other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified from accumulated other comprehensive income or loss to earnings in the same period or periods during which the hedged transaction affects income. Changes in the derivative’s fair value that qualify as net investment hedges are recorded to other comprehensive income or loss, to the extent the hedge is effective.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or the services have been provided and accepted by the customer when applicable, fees are determinable and the collection of resulting receivables is considered probable.

Pursuant to ASC Topic 605, when a sales arrangement contains multiple deliverables, the Company allocates revenue to each deliverable based on its relative selling price which is determined based on its vendor specific objective evidence if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

The Company’s products and services will generally continue to qualify as separate units of accounting under ASC Topic 605. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customers and if the arrangement includes a customer refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control. In instances where the aforementioned criteria are not met, the deliverable is combined with the undelivered items and revenue recognition is determined as one single unit.

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately. In instances where the Company is not able to establish VSOE for all deliverables in a multiple element arrangement, which may be due to the Company infrequently selling each element separately, not selling products within a reasonably narrow price range, or only having a limited sales history, the Company attempts to establish TPE for deliverables. The Company determines whether TPE exists by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. However, due to the difficulty in obtaining third party pricing, possible differences in its market strategy from that of its peers and the potential that products and services offered by the Company may contain a significant level of differentiation and/or customization such that the comparable pricing of products with similar functionality cannot be obtained, the Company generally is unable to reliably determine TPE. Based on the selling price hierarchy established by ASC Topic 605, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to is pricing practices such as costs and margin objectives, standalone sales prices of similar products, percentage of the fee charged for a primary product or service relative to a related product or service, and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The Company reviews its determination of VSOE, TPE and ESP on an annual basis or more frequently as needed.

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, derivatives, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which was approximately 30 years on a weighted average basis at December 31, 2013. At December 31, 2013, 2012 and 2011, deferred revenue related to these securities was approximately $97 million, $82 million, and $79 million.

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

72	MOODY’S 2013 10K

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2013, 2012 and 2011, accounts receivable included approximately $21 million, $22 million, and $24 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the annual monitoring period and revenue is accrued ratably over the monitoring period.

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

If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is allocated to each software deliverable using VSOE. In the instances where the Company is not able to determine VSOE for all of the deliverables of an arrangement, the Company allocates the revenue to the undelivered elements equal to its VSOE and the residual revenue to the delivered elements. If the Company is unable to determine VSOE for an undelivered element, the Company defers all revenue allocated to the software deliverables until the Company has delivered all of the elements or when VSOE has been determined for the undelivered elements. In cases where software implementation services are considered essential and VSOE of fair value exists for post-contract customer support (“PCS”), once the delivery criteria has been met on the standard software, license and service revenue is recognized on a percentage-of-completion basis as implementation services are performed, while PCS is recognized over the coverage period. If VSOE of fair value does not exist for PCS, once the delivery criteria has been met on the standard software, service revenue is recognized on a zero profit margin basis until essential services are complete, at which point total arrangement revenue is then spread ratably over the remaining PCS coverage period.

Accounts Receivable Allowances

Moody’s records an allowance for estimated future adjustments to customer billings as a reduction of revenue, based on historical experience and current conditions. Such amounts are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Actual billing adjustments and uncollectible account write-offs are recorded against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances.

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

MOODY’S 2013 10K	73

available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters , particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

The Company’s wholly-owned insurance subsidiary insures the Company against certain risks including but not limited to deductibles for worker’s compensation, employment practices litigation and employee medical claims and terrorism, for which the claims are not material to the Company. In addition, for claim years 2008 and 2009, the insurance subsidiary insured the Company for defense costs related to professional liability claims. For matters insured by the Company’s insurance subsidiary, Moody’s records liabilities based on the estimated total claims expected to be paid and total projected costs to defend a claim through its anticipated conclusion. The Company determines liabilities based on an assessment of management’s best estimate of claims to be paid and legal defense costs as well as actuarially determined estimates. The Cheyne SIV and Rhinebridge SIV matters more fully discussed in Note 18 are both cases from the 2008/2009 claims period, and accordingly these matters are covered by the Company’s insurance subsidiary. Defense costs for matters not self-insured by the Company’s wholly-owned insurance subsidiary are expensed as services are provided.

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

Operating Expenses

Operating expenses include costs associated with the development and production of the Company’s products and services and their delivery to customers. These expenses principally include employee compensation and benefits and travel costs that are incurred in connection with these activities. Operating expenses are charged to income as incurred, except for certain costs related to software implementation services which are deferred until related revenue is recognized. Additionally, certain costs incurred to develop internal use software are capitalized and depreciated over their estimated useful life.

Selling, General and Administrative Expenses

SG&A expenses include such items as compensation and benefits for corporate officers and staff and compensation and other expenses related to sales of products. They also include items such as office rent, business insurance, professional fees and gains and losses from sales and disposals of assets. SG&A expenses are charged to income as incurred, except for certain expenses incurred to develop internal use software are capitalized and depreciated over their estimated useful life.

Redeemable Noncontrolling Interest

The Company records its redeemable noncontrolling interest at fair value on the date of the related business combination transaction. The redeemable noncontrolling interest represents noncontrolling shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is governed by a put/call relationship. Subsequent to the initial measurement, the redeemable noncontrolling interest is recorded at the greater of its redemption value or its carrying value at the end of each reporting period. If the redeemable noncontrolling interest is carried at its redemption value, the difference between the redemption value and the carrying value would be adjusted through capital surplus at the end of each reporting period. The Company also performs a quarterly assessment to determine if the aforementioned redemption value exceeds the fair value of the redeemable noncontrolling interest. If the redemption value of the redeemable noncontrolling interest were to exceed its fair value, the excess would reduce the net income attributable to Moody’s shareholders.

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

74	MOODY’S 2013 10K

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial losses and net prior service costs related to pension and other retirement plans and gains and losses on derivative instruments.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. Additionally, the Company invests in short-term investments that are carried at cost, which approximates fair value due to their short-term maturities. Also, the Company uses derivative instruments, as further described in Note 5, to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value on the Company’s consolidated balance sheets. The Company also is subject to contingent consideration obligations related to certain of its acquisitions as more fully discussed in Note 9. These obligations are carried at their estimated fair value within the Company’s consolidated balance sheets.

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

Cash equivalents consist of investments in high quality investment-grade securities within and outside the U.S. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds and issuers of high- grade commercial paper. Short-term investments primarily consist of certificates of deposit as of December 31, 2013 and 2012. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single issuer. No customer accounted for 10% or more of accounts receivable at December 31, 2013 or 2012.

MOODY’S 2013 10K	75

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

The Company recognizes as an asset or liability in its consolidated balance sheet the funded status of its defined benefit retirement plans, measured on a plan-by-plan basis. Changes in the funded status due to actuarial gains/losses are recorded as part of other comprehensive income during the period the changes occur.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied prospectively and are effective for reporting periods beginning after December 15, 2012. The Company has fully adopted all provisions of this ASU as of January 1, 2013, and the implementation did not have any impact on the Company’s consolidated financial statements other than to provide additional footnote disclosure which in included in Note 11.

NOTE 3	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,

	2013	2012	2011
Basic	219.4	223.2	226.3
Dilutive effect of shares issuable under stock-based compensation plans	4.1	3.4	3.1

Diluted	223.5	226.6	229.4

Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	4.0	7.5	10.6

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2013, 2012 and 2011. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 4	SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for use in the Company’s operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one to nine months and one to 11 months as of December 31, 2013 and 2012, respectively. Interest and dividends are recorded into income when earned.

76	MOODY’S 2013 10K

NOTE 5	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In May 2008, the Company entered into interest rate swaps with a total notional amount of $150 million to protect against fluctuations in the LIBOR-based variable interest rate on the 2008 Term Loan further described in Note 15. These interest rate swaps were designated as cash flow hedges. Accordingly, changes in the fair value of these swaps were recorded to other comprehensive income or loss, to the extent that the hedge was effective, and such amounts were reclassified to earnings in the same period during which the hedged transaction affected income. The 2008 Term Loan was repaid in full in May 2013 and the interest rate swaps have matured. Accordingly, all amounts in AOCI have been reclassified to interest income (expense), net in the Company’s consolidated statements of operations.

Foreign Exchange Forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the subsidiary’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income (expense), net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through March 2014.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2013	December 31, 2012
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$14.2	$34.3
Contracts to sell USD for euros	$53.2	$48.4
Contracts to purchase USD with GBP	$—	$2.1
Contracts to sell USD for GBP	$—	$1.7
Contracts to purchase USD with other foreign currencies	$—	$6.7
Contracts to sell USD for other foreign currencies	$—	$5.1
Contracts to purchase euros with other foreign currencies	€13.1	€14.4
Contracts to purchase euros with GBP	€22.1	€—
Contracts to sell euros for GBP	€—	€8.9

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in fair value for the hedge is recorded in OCI. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statements of operations. These outstanding contracts expire in March 2014 for contracts to sell euros for USD and in November 2014 for contracts to sell Japanese yen for USD.

MOODY’S 2013 10K	77

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	December 31,	December 31,

	2013	2012
Notional amount of Currency Pair:
Contracts to sell euros for USD	€50.0	€50.0
Contracts to sell Japanese yen for USD	¥19,700	¥—

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments

	Balance Sheet Location	December 31, 2013	December 31, 2012
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$10.3	$13.8
FX forwards on net investment in certain foreign subsidiaries	Other current assets	9.3	—

Total derivatives designated as accounting hedges		19.6	13.8
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	0.9	1.4

Total		$20.5	$15.2

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$—	$0.7
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	1.0	1.0

Total derivatives designated as accounting hedges		1.0	1.7
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.7	0.7

Total		$1.7	$2.4

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedges:

		Amount of Gain (Loss) Recognized in Consolidated Statement of Operations
		Year Ended December 31,
		2013	2012	2011
Derivatives designated as accounting hedges	Location on Consolidated Statements of Operations
Interest rate swaps	Interest Expense (expense), net	$4.2	$3.6	$4.1

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating (expense) income	$2.1	$0.9	$(1.4)

78	MOODY’S 2013 10K

The following table provides information on gains (losses) on the Company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)			Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,

	2013	2012	2011		2013	2012	2011		2013	2012	2011
FX options	$—	$—	$—	Revenue	$—	$—	$(0.2)	Revenue	$—	$—	$—
Interest rate swaps	—	(0.1)	(0.6)	Interest income (expense), net	(0.7)	(2.4)	(3.0)	N/A	—	—	—

Total	$—	$(0.1)	$(0.6)		$(0.7)	$(2.4)	$(3.2)		$—	$—	$—

All gains and losses on derivatives designated as cash flow hedges are initially recognized through OCI. Realized gains and losses reported in AOCI are reclassified into earnings (into revenue for FX options and into interest income (expense), net for the interest rate swaps) as the underlying transaction is recognized.

The following table provides information on gains (losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,

	2013	2012		2013	2012		2013	2012
FX forwards	$3.7	$(2.2)	N/A	$—	$—	N/A	$—	$—

Total	$3.7	$(2.2)		$—	$—		$—	$—

All gains and losses on derivatives designated as net investment hedges are recognized through OCI.

The cumulative amount of hedge gain (losses) recorded in AOCI relating to derivative instruments is as follows:

	Gains (Losses), net of tax

	December 31, 2013	December 31, 2012
FX forwards on net investment hedges	$1.5	$(2.2)
Interest rate swaps	—	(0.7)

Total	$1.5	$(2.9)

MOODY’S 2013 10K	79

NOTE 6	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2013	2012
Office and computer equipment (2 – 20 year estimated useful life)	$129.7	$119.7
Office furniture and fixtures (5 – 10 year estimated useful life)	40.6	40.3
Internal-use computer software (3 – 5 year estimated useful life)	284.9	263.9
Leasehold improvements (3 – 20 year estimated useful life)	199.2	197.5

Total property and equipment, at cost	654.4	621.4
Less: accumulated depreciation and amortization	(375.7)	(314.3)

Total property and equipment, net	$278.7	$307.1

Depreciation and amortization expense related to the above assets was $65.4 million, $63.4 million, and $58.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 7	ACQUISITIONS

All of the acquisitions described below were accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at their acquisition date fair value. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. For all of the acquisitions described below, the Company has not presented proforma combined results for the acquisitions because the impact on previously reported statements of operations would not have been material. Furthermore, for all acquisitions described below, the amount of revenue and expenses in the year of acquisition from the acquisition date through the end of the year was not material. These acquisitions are discussed below in more detail.

Amba Investment Services

On December 10, 2013, Copal Partners Limited, a majority-owned subsidiary of the Company, acquired 100% of Amba Investment Services, a provider of investment research and quantitative analytics for global financial institutions. Amba currently operates within the PS LOB of MA and will bolster the research and analytical capabilities offered by MA through Copal, a majority of which was acquired in December 2011.

The table below details the total consideration transferred to the sellers of Amba:

Cash paid	$67.2
Contingent consideration liability assumed	4.3
Additional purchase price to be paid in 2014 based on final working capital acquired	0.1

Total fair value of consideration transferred	$71.6

The cash payment to the sellers was funded by using Moody’s non-U.S. cash on hand.

The purchase agreement contains a provision for a contingent cash payment to the sellers valued at $4.3 million at the acquisition date. This contingent cash payment is dependent on Amba achieving certain revenue targets for the period from the acquisition date through March 31, 2014. At December 31, 2013, financial projections for Amba indicate that it will achieve the revenue targets set forth in the purchase agreement. Any contingent consideration arising from the acquisition of Amba will be paid to the sellers during 2014.

The Company incurred approximately $1 million of costs directly related to the acquisition of Amba during the year ended December 31, 2013. These costs, which primarily consist of consulting and legal fees, are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

80	MOODY’S 2013 10K

Shown below is the purchase price allocation, which summarizes the fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

Current assets		$23.7
Property and equipment, net		0.4
Intangible assets:
Trade name (7 year weighted average life)	$3.3
Client relationships (12 year weighted average life)	26.7
Other (3 year weighted average life)	1.6

Total intangible assets (11 year weighted average life)		31.6
Goodwill		34.5
Indemnification asset		10.4
Other assets		2.0
Liabilities assumed		(31.0)

Net assets acquired		$71.6

Current assets include acquired cash of approximately $16 million. Additionally, current assets includes gross accounts receivable of approximately $6 million, of which an immaterial amount is not expected to be collectible. The acquired goodwill, which has been assigned to the MA segment, will not be deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to certain UTPs. These UTPs are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these UTPs. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at December 31, 2013.

As of the date of the acquisition, Amba was integrated with Copal to form the Copal Amba reporting unit.

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

MOODY’S 2013 10K	81

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

In conjunction with the purchase, the Company and the non-controlling shareholders entered into a put/call option agreement whereby the Company has the option to purchase from the non-controlling shareholders and the non-controlling shareholders have the option to sell to the Company the remaining 33% ownership interest of Copal Partners Limited based on a strike price to be calculated on pre-determined formulas using a combination of revenue and EBITDA multiples when exercised. The value of the estimated put/call option strike price on the date of acquisition was based on a Monte Carlo simulation model. This model contemplated multiple scenarios which simulated certain of Copal’s revenue, EBITDA margins and equity values to estimate the present value of the expected strike price of the option. In connection with the acquisition of Amba in December 2013, which was combined with Copal to form the Copal Amba reporting unit, the aforementioned revenue and EBITDA multiples set forth in the original put/call option agreement were modified to include the results of Amba. The option is subject to a minimum exercise price of $46 million. There is no limit as to the maximum amount of the strike price on the put/call option.

Additionally, as part of the consideration transferred, the Company issued a note payable of $14.2 million to the sellers which is more fully discussed in Note 15. The Company has a right to reduce the amount payable under this note in accordance with certain indemnification arrangements which are more fully discussed below. Accordingly, this note payable is not carried on the consolidated balance sheet as of December 31, 2013 and 2012 in accordance with these indemnification arrangements.

Also, the purchase agreement contains several different provisions for contingent cash payments to the sellers valued at $6.8 million at the acquisition date. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the acquired Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the aforementioned put/call option to revenue and EBITDA in the year ended December 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent payment arrangement. Payments under this arrangement, if any, would be made upon the exercise of the put/call option. Other contingent cash payments, which have been fully settled as of December 31, 2013, were based on the achievement of revenue targets for 2012 and 2013, with certain limits on the amount of revenue that can be applied to the calculation of the contingent payment. Further information on the inputs and methodologies utilized to derive the fair value of these contingent consideration liabilities outstanding at December 31, 2013 are discussed in Note 9.

The Company incurred approximately $7 million of costs directly related to the acquisition of Copal during the year ended December 31, 2011. These costs, which primarily consist of consulting and legal fees, are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

82	MOODY’S 2013 10K

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

In connection with the acquisition, the Company assumed liabilities relating to UTPs. These UTPs are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these UTPs. Under the terms of the acquisition agreement, a portion of the purchase price was remitted to an escrow agent for various uncertainties associated with the transaction of which a portion relates to these UTPs. Additionally, the Company is contractually indemnified for payments in excess of the amount paid into escrow via a reduction to the amount payable under the aforementioned note payable issued to the sellers. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at December 31, 2013 and 2012 for which a portion has been offset by the note payable in the amount of $14.2 million.

As of the date of this acquisition through the Amba acquisition date, Copal operated as its own reporting unit. Accordingly, goodwill associated with the acquisition was part of the Copal reporting unit within the MA segment through December 10, 2013. On December 10, 2013, Amba was combined with the Copal reporting unit to form the new Copal Amba reporting unit.

NOTE 8	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill:

	Year Ended December 31, 2013
	MIS			MA			Consolidated

	Gross Goodwill	Accumulated Impairment Charge	Net Goodwill	Gross Goodwill	Accumulated Impairment Charge	Net Goodwill	Gross Goodwill	Accumulated Impairment Charge	Net Goodwill
Balance at beginning of year	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1
Additions/adjustments	—	—	—	34.5	—	34.5	34.5	—	34.5
Foreign currency translation adjustments	(0.1)	—	(0.1)	(6.3)	—	(6.3)	(6.4)	—	(6.4)
							—	—

Ending balance	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2

MOODY’S 2013 10K	83

	Year Ended December 31, 2012
	MIS			MA			Consolidated

	Gross Goodwill	Accumulated Impairment Charge	Net Goodwill	Gross Goodwill	Accumulated Impairment Charge	Net Goodwill	Gross Goodwill	Accumulated Impairment Charge	Net Goodwill
Balance at beginning of year	$11.0	$—	$11.0	$631.9	$—	$631.9	$642.9	$—	$642.9
Additions/adjustments	—	—	—	(4.4)	—	(4.4)	(4.4)	—	(4.4)
Impairment charge	—	—	—	—	(12.2)	(12.2)	—	(12.2)	(12.2)
Foreign currency translation adjustments	0.5	—	0.5	10.3	—	10.3	10.8	—	10.8

Ending balance	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1

The 2013 additions for the MA segment relate to the acquisition of Amba in the fourth quarter of 2013. The 2012 additions/adjustments for the MA segment relate to the acquisitions of Copal and B&H in the fourth quarter of 2011, more fully discussed in Note 7.

The impairment charge in the table above relates to goodwill in the FSTC reporting unit within MA. The Company evaluates its goodwill for potential impairment annually on July 31 or more frequently if impairment indicators arise throughout the year. Projected operating results for the FSTC reporting unit at December 31, 2012 were lower than projections utilized for the annual impairment analysis performed at July 31, 2012 reflecting a contraction in spending for training and certification services at the time for many individuals and global financial institutions amidst macroeconomic uncertainties in the prior year. Based on this trend and overall macroeconomic uncertainties at the time, the Company lowered its cash flow forecasts for this reporting unit in the fourth quarter of 2012. Accordingly, the Company performed another goodwill impairment assessment as of December 31, 2012 which resulted in an impairment charge of $12.2 million. The fair value of the FSTC reporting unit utilized in the impairment assessment was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. There was no goodwill impairment in 2013.

Acquired intangible assets consisted of:

	December 31,

	2013	2012
Customer relationships	$237.4	$219.6
Accumulated amortization	(86.6)	(74.0)

Net customer relationships	150.8	145.6

Trade secrets	31.1	31.4
Accumulated amortization	(18.5)	(16.0)

Net trade secrets	12.6	15.4

Software	71.0	73.2
Accumulated amortization	(38.8)	(33.7)

Net software	32.2	39.5

Trade names	31.3	28.3
Accumulated amortization	(11.7)	(10.3)

Net trade names	19.6	18.0

Other	26.1	24.9
Accumulated amortization	(19.7)	(16.9)

Net other	6.4	8.0

Total	$221.6	$226.5

84	MOODY’S 2013 10K

Other intangible assets primarily consist of databases and covenants not to compete. Amortization expense relating to intangible assets is as follows:

	Year Ended December 31,

	2013	2012	2011
Amortization expense	$28.0	$30.1	$20.5

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ended December 31,
2014	$25.9
2015	24.3
2016	23.7
2017	21.0
2018	16.0
Thereafter	110.7

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conjunction with the assessment of goodwill impairment at July 31, 2012, the Company reviewed the recoverability of certain customer lists within its FSTC reporting unit. This review resulted in an impairment of approximately $1 million in the third quarter of 2012 which is recorded in depreciation and amortization expense in the consolidated statement of operations. The fair value of these customer lists was determined using a discounted cash flow analysis. The Company again reviewed the recoverability of these customer lists in the fourth quarter of 2012 in conjunction with the quantitative goodwill impairment test performed at December 31, 2012 for the FSTC reporting unit. Based on this assessment, there was no further impairment of the customer lists in the fourth quarter of 2012. For all intangible assets, there were no such events or changes during 2013 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on improving market conditions for the reporting unit where the intangible asset resides and an assessment of projected cash flows for all reporting units. Additionally, there were no events or circumstances during 2013 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

NOTE 9	FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at December 31, 2013 and 2012:

		Fair Value Measurement as of December 31, 2013

	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$20.5	$—	$20.5	$—

	Total	$20.5	$—	$20.5	$—

Liabilities:
	Derivatives (a)	$1.7	$—	$1.7	$—
	Contingent consideration arising from acquisitions (b)	17.5	—	—	17.5

	Total	$19.2	$—	$1.7	$17.5

MOODY’S 2013 10K	85

		Fair Value Measurement as of December 31, 2012

	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$15.2	$—	$15.2	$—

	Total	$15.2	$—	$15.2	$—

Liabilities:
	Derivatives (a)	$2.4	$—	$2.4	$—
	Contingent consideration arising from acquisitions (b)	9.0	—	—	9.0

	Total	$11.4	$—	$2.4	$9.0

(a)	Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non-U.S. dollar net investments in certain foreign subsidiaries more fully discussed in Note 5

(b)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Year Ended December 31,

	2013	2012
Balance as of January 1	$9.0	$9.1
Contingent consideration assumed in acquisition of Amba	4.3	—
Contingent consideration payments	(2.5)	(0.5)
Losses included in earnings	6.9	0.1
Foreign currency translation adjustments	(0.2)	0.3

Balance as of December 31	$17.5	$9.0

The losses included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statements of operations and relate to contingent consideration obligations outstanding at December 31, 2013.

Of the $17.5 million of contingent consideration obligations as of December 31, 2013, $4.3 million is classified in accounts payable and accrued liabilities and $13.2 million is classified in other liabilities within the Company’s consolidated balance sheet.

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

Contingent Consideration:

At December 31, 2013, the Company has contingent consideration obligations related to the acquisitions of CSI, Copal and Amba which are carried at estimated fair value, and are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company has recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At December 31, 2013, the Company expects that this milestone will be reached by the aforementioned date.

86	MOODY’S 2013 10K

For certain of the contingent consideration obligations relating to the acquisition of Copal, a portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the put/call option to acquire the remaining 33% ownership interest of Copal Partners Limited which the Company does not currently own, to revenue and EBITDA in Copal’s fiscal year ended March 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent consideration arrangement. Payments under this arrangement, if any, would be made upon the exercise of the aforementioned put/call option, which expires in November 2017. Other contingent cash payments were based on the achievement of revenue targets for Copal’s fiscal year ended March 31, 2012 and 2013, with certain limits on the amount of revenue that could be applied to the calculation of these contingent payments. Each of these contingent payments had a maximum payout of $2.5 million and have been settled as of December 31, 2013. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for the outstanding obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date. The most significant unobservable input involved in the measurement of these obligations is the projected future financial results of the applicable Copal entities. Also, the remaining outstanding obligations are dependent upon the exercise of the call/put option and the Company has utilized a Monte Carlo simulation model to estimate when the option will be exercised, thus triggering the payment of contingent consideration.

For the contingent consideration obligations relating to the acquisition of Amba, the payment is based on the acquired entity achieving a revenue target for its fiscal year ended March 31, 2014. The Company has utilized a discounted cash flow methodology to value this obligation. Due to the short proximity from the Company’s year end to the anticipated payment date in 2014, the expected gross payments of $4.3 million due to the sellers approximates fair value at December 31, 2013. The most significant unobservable input involved in the measurement of this obligation is the probability that Amba will meet the aforementioned revenue target. At December 31, 2013, the Company expects that Amba will meet this revenue target and that $4.3 million in contingent consideration payments will be made in 2014.

A significant increase or decrease in any of the aforementioned significant unobservable inputs related to the fair value measurement of the Company’s contingent consideration obligations would result in a significantly higher or lower reported fair value for these obligations.

MOODY’S 2013 10K	87

NOTE 10	DETAIL OF CERTAIN BALANCE SHEET INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	December 31,

	2013	2012
Other current assets:
Prepaid taxes	$40.0	$31.8
Prepaid expenses	48.1	47.3
Other	26.3	12.8

Total other current assets	$114.4	$91.9

	December 31,

	2013	2012
Other assets:
Investments in joint ventures	$37.5	$38.3
Deposits for real-estate leases	10.3	10.0
Indemnification assets related to acquisitions	27.0	18.7
Other	37.3	29.0

Total other assets	$112.1	$96.0

	December 31,

	2013	2012
Accounts payable and accrued liabilities:
Salaries and benefits	$77.1	$79.2
Incentive compensation	135.9	162.6
Profit sharing contribution	—	12.6
Customer credits, advanced payments and advanced billings	21.7	21.5
Self-insurance reserves	27.6	55.8
Dividends	65.5	47.7
Professional service fees	32.9	30.2
Interest accrued on debt	36.3	23.4
Accounts payable	16.4	14.3
Income taxes (see Note 14)	47.5	56.1
Pension and other retirement employee benefits (see Note 12)	7.0	4.4
Other	71.0	47.5

Total accounts payable and accrued liabilities	$538.9	$555.3

	December 31,

	2013	2012
Other liabilities:
Pension and other retirement employee benefits (see Note 12)	$164.0	$213.3
Deferred rent-non-current portion	106.3	110.2
Interest accrued on UTPs	18.0	10.6
Legacy and other tax matters	15.4	37.1
Other	56.5	38.9

Total other liabilities	$360.2	$410.1

88	MOODY’S 2013 10K

Redeemable Noncontrolling Interest:

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Year Ended December 31,

	2013	2012

(in millions)	Redeemable Noncontrolling Interest
Balance January 1,	$72.3	$60.5
Adjustment due to right of offset for UTPs *	—	6.8
Net earnings	5.8	3.6
Dividends	(6.0)	(3.6)
FX translation	—	1.6
Adjustment to redemption value	7.9	3.4

Balance December 31,	$80.0	$72.3

*	Relates to an adjustment for the right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement is reduced by the amount of UTPs that the Company may be required to pay. See Note 7 for further detail on this arrangement.

Changes in the Company’s self-insurance reserves are as follows:

	Year Ended December 31,

(in millions)	2013	2012	2011
Balance January 1,	$55.8	$27.1	$30.0
Accruals (reversals), net	(0.9)	38.1	10.9
Payments	(27.3)	(9.4)	(13.8)

Balance December 31,	$27.6	$55.8	$27.1

Refer to the “Contingencies” accounting policy in Note 2 for further information on the Company’s self-insurance reserves. These reserves primarily relate to legal defense costs for claims from 2008 and 2009.

NOTE 11	COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Year Ended December 31,	Affected Line in the Consolidated Statement of Operation
	2013
Gains/(losses) on foreign translation adjustments
Liquidation of foreign subsidiary	$(1.4)	Other non-operating income (expense), net

Total gains/(losses) on foreign translation adjustments	(1.4)

Gains/(losses) on cash flow hedges
Interest rate swap derivative contracts	(1.2)	Interest income (expense), net

Income tax effect of item above	0.5	Provision for income taxes

Total gains/(losses) on cash flow hedges	(0.7)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(7.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(4.3)	SG&A expense

Total before income taxes	(11.9)
Income tax effect of item above	4.9	Provision for income tax

Total pension and other retirement benefits	(7.0)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(9.1)

MOODY’S 2013 10K	89

Changes in AOCI by component (net of tax) for the period ended December 31, 2013:

	Year Ended December 31, 2013

	Gains/(losses) on Cash Flow and Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance December 31, 2012	$(2.9)	$(90.1)	$10.9	$(82.1)
Other comprehensive income/(loss) before reclassification	3.7	29.9	(15.2)	18.4
Amounts reclassified from AOCI	0.7	7.0	1.4	9.1

Other comprehensive income/(loss)	4.4	36.9	(13.8)	27.5

Balance December 31, 2013	$1.5	$(53.2)	$(2.9)	$(54.6)

NOTE 12	PENSION AND OTHER RETIREMENT BENEFITS

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

90	MOODY’S 2013 10K

Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of the period	$(356.3)	$(298.8)	$(21.8)	$(20.2)
Service cost	(19.8)	(18.9)	(1.7)	(1.5)
Interest cost	(13.5)	(13.1)	(0.8)	(0.7)
Plan participants’ contributions	—	—	(0.3)	(0.3)
Benefits paid	5.3	5.7	0.6	1.0
Actuarial gain (loss)	(0.7)	(11.0)	1.0	1.1
Assumption changes	37.9	(20.2)	2.3	(1.2)

Benefit obligation, end of the period	(347.1)	(356.3)	(20.7)	(21.8)

Change in plan assets:
Fair value of plan assets, beginning of the period	167.6	133.0	—	—
Actual return on plan assets	23.0	19.0	—	—
Benefits paid	(5.3)	(5.7)	(0.6)	(1.0)
Employer contributions	19.3	21.3	0.3	0.7
Plan participants’ contributions	—	—	0.3	0.3

Benefit obligation, end of the period	204.6	167.6	—	—

Funded Status of the plans	(142.5)	(188.7)	(20.7)	(21.8)

Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits liability – current	(6.2)	(3.6)	(0.8)	(0.8)
Pension and retirement benefits liability – non current	(136.3)	(185.1)	(19.9)	(21.0)

Net amount recognized	$(142.5)	$(188.7)	$(20.7)	$(21.8)

Accumulated benefit obligation, end of the period	$(298.5)	$(298.4)

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	2013	2012
Aggregate projected benefit obligation	$347.1	$356.3
Aggregate accumulated benefit obligation	$298.5	$298.4
Aggregate fair value of plan assets	$204.6	$167.6

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans

	2013	2012	2013	2012
Net actuarial losses	$(84.6)	$(142.7)	$(2.4)	$(6.0)
Net prior service costs	(3.3)	(4.0)	—	—

Total recognized in AOCI- pretax	$(87.9)	$(146.7)	$(2.4)	$(6.0)

MOODY’S 2013 10K	91

The following table summarizes the estimated pre-tax net actuarial losses and prior service cost for the Company’s Retirement Plans that will be amortized from AOCI and recognized as components of net periodic expense during the next fiscal year:

	Pension Plans	Other Retirement Plans
Net actuarial losses	$6.0	$—
Net prior service costs	0.7	—

Total to be recognized as components of net periodic expense	$6.7	$—

Net periodic benefit expenses recognized for the Retirement Plans for years ended December 31:

	Pension Plans			Other Retirement Plans

	2013	2012	2011	2013	2012	2011
Components of net periodic expense
Service cost	$19.8	$18.9	$15.1	$1.7	$1.5	$1.1
Interest cost	13.5	13.1	13.1	0.8	0.7	0.8
Expected return on plan assets	(12.9)	(12.5)	(11.9)	—	—	—
Amortization of net actuarial loss from earlier periods	10.8	9.1	5.0	0.3	0.3	0.3
Amortization of net prior service costs from earlier periods	0.6	0.7	0.6	—	—	—
Settlement charges	—	—	1.6	—	—	—

Net periodic expense	$31.8	$29.3	$23.5	$2.8	$2.5	$2.2

The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2013	2012	2013	2012
Amortization of net actuarial losses	$10.8	$9.1	$0.3	$0.3
Amortization of prior service costs	0.6	0.7	—	—
Net actuarial loss arising during the period	47.3	(24.7)	3.3	(0.2)

Total recognized in OCI – pre-tax	$58.7	$(14.9)	$3.6	$0.1

ADDITIONAL INFORMATION:

Assumptions – Retirement Plans

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans

	2013	2012	2013	2012
Discount rate	4.71%	3.82%	4.45%	3.55%
Rate of compensation increase	4.00%	4.00%	—	—

92	MOODY’S 2013 10K

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans

	2013	2012	2011	2013	2012	2011
Discount rate	3.82%	4.25%	5.39%	3.55%	4.05%	5.15%
Expected return on plan assets	7.30%	7.85%	8.35%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2013, the expected rate of return used in calculating the net periodic benefit costs was 7.30%. For 2014, the Company reduced the expected rate of return assumption to 6.80% to reflect the Company’s current view of long-term capital market outlook and is commensurate with the returns expected to be generated by the plan assets under Company’s current investment strategy.

Assumed Healthcare Cost Trend Rates at December 31:

	2013		2012		2011

	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65
Healthcare cost trend rate assumed for the following year	8.2%	7.3%	6.9%	7.9%	7.4%	8.4%
Ultimate rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%		5.0%		5.0%
Year that the rate reaches the ultimate trend rate	2028	2026	2020		2020

The assumed health cost trend rate reflects different expectations for the medical and prescribed medication components of health care costs for pre and post-65 retirees. As the Company subsidies for retiree healthcare coverage are capped at the 2005 level, for the majority of the retirement health plan participants, retiree contributions are assumed to increase at the same rate as the healthcare cost trend rates. In 2013, the Company revised its trend rates to reflect current expectations of future health care inflation. A one percentage-point increase or decrease in assumed healthcare cost trend rates would not have affected total service and interest cost and would have a minimal impact on the retiree medical benefit obligation.

In 2012, the Company amended its retiree medical plan to modify its current design. Effective January 1, 2013, the newly implemented plan design provides current retirees age 65 and older with the option over the next three years to either enroll in a new Health Reimbursement Account (HRA) Program and receive a fixed amount annual subsidy or continue to stay in the current retiree medical plan. All future retirees age 65 and older will have to participate in the new HRA Program. There is no change to pre-65 coverage. As the new plan was designed to be cost neutral to the Company, the amendment of the plan had no significant impact to the plan.

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

The Company’s current target asset allocation is approximately 60% (range of 50% to 70%) in equity securities, 30% (range of 25% to 35%) in fixed income securities and 10% (range of 7% to 13% ) in other investments and the plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds which are expected to help reduce plan exposure to

MOODY’S 2013 10K	93

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

Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2013 and 2012 are as follows:

	Fair Value Measurement as of December 31, 2013

	Balance	Level 1	Level 2	Level 3	% of total assets
Asset Category
Cash and cash equivalent	$0.4	$—	$0.4	$—	—

Emerging markets equity fund	14.6	14.6	—	—	7%
Common/collective trust funds — equity securities
U.S. large-cap	44.5	—	44.5	—	22%
U.S. small and mid-cap	15.3	—	15.3	—	7%
International	58.2	—	58.2	—	29%

Total equity investments	132.6	14.6	118.0	—	65%

Common/collective trust funds — fixed income securities
Long-term government/treasury bonds	13.7	—	13.7	—	7%
Long-term investment grade corporate bonds	15.4	—	15.4	—	7%
U.S. Treasury Inflation-Protected Securities (TIPs)	8.7	—	8.7	—	4%
Emerging markets bonds	5.8	—	5.8	—	3%
High yield bonds	6.1	—	6.1	—	3%

Total fixed-income investments	49.7	—	49.7	—	24%

Common/collective trust funds — convertible securities	6.3	—	6.3	—	3%
Private real estate fund	15.6	—	—	15.6	8%

Total other investment	21.9	—	6.3	15.6	11%

Total Assets	$204.6	$14.6	$174.4	$15.6	100%

94	MOODY’S 2013 10K

	Fair Value Measurement as of December 31, 2012

	Balance	Level 1	Level 2	Level 3	% of Total Assets
Asset Category
Cash and cash equivalent	$0.2	$—	$0.2	$—	—

Emerging markets equity fund	13.3	13.3	—	—	8%
Common/collective trust funds — equity securities
U.S. large-cap	32.0	—	32.0	—	19%
U.S. small and mid-cap	10.7	—	10.7	—	6%
International	44.1	—	44.1	—	27%

Total equity investments	100.1	13.3	86.8	—	60%

Common/collective trust funds — fixed income securities
Long-term government/treasury bonds	13.8	—	13.8	—	8%
Long-term investment grade corporate bonds	17.5	—	17.5	—	11%
U.S. Treasury Inflation-Protected Securities (TIPs)	8.5	—	8.5	—	5%
Emerging markets bonds	5.4	—	5.4	—	3%
High yield bonds	5.2	—	5.2	—	3%

Total fixed-income investments	50.4	—	50.4	—	30%

Common/collective trust funds — convertible securities	4.8	—	4.8	—	3%
Private real estate fund	12.1	—	—	12.1	7%

Total other investment	16.9	—	4.8	12.1	10%

Total Assets	$167.6	$13.3	$142.2	$12.1	100%

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

The table below is a summary of changes in the fair value of the Plan’s Level 3 assets:

Real estate investment fund:
Balance as of December 31, 2012	$12.1
Return on plan assets related to assets held as of December 31, 2013	1.5
Purchases (sales), net	2.0

Balance as of December 31, 2013	$15.6

Except for the Company’s U.S. funded pension plan, all of Moody’s Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company contributed $16.8 million and $17.8 million to its U.S. funded pension plan during the years ended December 31, 2013 and 2012, respectively. The Company made payments of $2.5 million and $3.5 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2013 and 2012, respectively. The Company made payments of $0.6 million and $0.7 million to its Other Retirement Plans during the years ended December 31, 2013 and 2012, respectively. The Company presently anticipates making contributions of $20.4 million to its funded pension plan and anticipates making payments of $6.2 million related to its unfunded U.S. pension plans and $0.8 million related to its Other Retirement Plans during the year ended December 31, 2014.

MOODY’S 2013 10K	95

Estimated Future Benefits Payable

Estimated future benefits payments for the Retirement Plans are as follows at ended December 31, 2013:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2014	$9.5	$0.8
2015	$7.6	$1.0
2016	$10.5	$1.1
2017	$10.9	$1.2
2018	$35.4	$1.3
2019 – 2023	$96.8	$8.8

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $18.8 million, $24.5 million and $14.9 million in 2013, 2012, and 2011, respectively.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.5 million and $0.4 million in dividends during the years ended December 31, 2013 and 2012, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 520,000 and 580,000 shares of Moody’s common stock at December 31, 2013 and 2012, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Moody’s also makes contributions to non-U.S. employees under a profit sharing plan which is based on year-to-year growth in the Company’s diluted EPS. Expenses related to these defined contribution plans for the years ended December 31, 2013, 2012 and 2011 were $19.7 million, $18.8 million and $16.3 million, respectively.

For defined benefit plans, the Company maintains various unfunded DBPPs and retirement health benefit plan for certain of its non-U.S. subsidiaries located in Germany, France and Canada. These unfunded DBPPs are generally based on each eligible employee’s years of credited service and on compensation levels as specified in the plans. The DBPP in Germany was closed to new entrants in 2002. Total defined benefit pension liabilities recorded related to non-U.S. pension plans was $7.8 million, $7.2 million and $5.3 million based on a weighted average discount rate of 3.58%, 3.53% and 4.79% at December 31, 2013, 2012 and 2011, respectively. The pension liabilities recorded as of December 31, 2013 represent the unfunded status of these pension plans and were recognized in the consolidated balance sheet as mostly non-current liabilities. Total pension expense recorded for the years ended December 31, 2013, 2012 and 2011 was approximately $0.6 million for each year. These amounts are not included in the tables above. As of December 31, 2013, the amount of net actuarial losses included in AOCI related to non-U.S. pension plans was immaterial. The Company’s non-U.S. other retirement benefit obligation was also immaterial as of December 31, 2013.

NOTE 13	STOCK-BASED COMPENSATION PLANS

Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. The 2001 Plan, which is shareholder approved, permits the granting of up to 50.6 million shares, of which not more than 14.0 million shares are available for grants of awards other than stock options. The Stock Plans also provide for the granting of restricted stock. The Stock Plans provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board at the date of the grant and has been four years except for employees who are at or near retirement eligi-

96	MOODY’S 2013 10K

bility, as defined, for which vesting is between one and four years. Additionally, the vesting period is three years for certain performance-based restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant.

The Company maintains the Directors’ Plan for its Board, which permits the granting of awards in the form of non-qualified stock options, restricted stock or performance shares. The Directors’ Plan provides that options are exercisable not later than ten years from the grant date. The vesting period is determined by the Board at the date of the grant and is generally one year for both options and restricted stock. Under the Directors’ Plan, 1.7 million shares of common stock were reserved for issuance. Any director of the Company who is not an employee of the Company or any of its subsidiaries as of the date that an award is granted is eligible to participate in the Directors’ Plan.

Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,

	2013	2012	2011
Stock-based compensation expense	$67.1	$64.5	$56.7
Tax benefit	$24.7	$23.3	$18.1

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

The following weighted average assumptions were used for options granted:

	Year Ended December 31,

	2013	2012	2011
Expected dividend yield	1.72%	1.66%	1.53%
Expected stock volatility	43%	44%	41%
Risk-free interest rate	1.53%	1.55%	3.33%
Expected holding period	7.2 years	7.4 years	7.6 years
Grant date fair value	$17.58	$15.19	$12.49

A summary of option activity as of December 31, 2013 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2012	13.0	$42.82
Granted	0.5	$46.45
Exercised	(4.3)	$37.55
Forfeited	(0.1)	$35.53
Expired	(0.2)	$69.01

Outstanding, December 31, 2013	8.9	$45.00	4.4 years	$296.4

Vested and expected to vest, December 31, 2013	8.7	$45.11	4.3 years	$290.7

Exercisable, December 31, 2013	7.2	$47.11	3.7 years	$225.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2013 and the exercise prices, multiplied by the number of in-the-

MOODY’S 2013 10K	97

money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2013. This amount varies based on the fair value of Moody’s stock. As of December 31, 2013 there was $8.1 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,

	2013	2012	2011
Proceeds from stock option exercises	$163.3	$127.4	$50.3
Aggregate intrinsic value	$112.4	$61.3	$25.3
Tax benefit realized upon exercise	$41.1	$23.4	$9.6

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2013 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2012	3.0	$33.08
Granted	1.3	$46.52
Vested	(1.1)	$31.60
Forfeited	(0.1)	$37.72

Balance, December 31, 2013	3.1	$39.30

As of December 31, 2013, there was $70.3 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,

	2013	2012	2011
Fair value of vested shares	$54.6	$37.8	$18.9
Tax benefit realized upon vesting	$19.3	$13.4	$6.9

A summary of the status of the Company’s performance-based restricted stock as of December 31, 2013 and changes during the year then ended is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2012	1.0	$30.06
Granted	0.3	$44.07
Adjustment to shares expected to vest *	(0.1)	$33.31

Balance, December 31, 2013	1.2	$31.17

*	Reflects an adjustment to shares expected to vest based on the Company’s projected achievement of certain non-market based performance metrics as of December 31, 2013.

In the year ended December 2013, the fair value of the delivered shares for the performance-based restricted stock plan was $25.5 million for which the tax benefit realized was $9.7 million. These delivered shares vested in December 2012.

As of December 31, 2013, there was $13.6 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 0.9 years.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2013, 2012

98	MOODY’S 2013 10K

and 2011 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2013, 2012, and 2011. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.

NOTE 14	INCOME TAXES

Components of the Company’s provision for income taxes are as follows:

	Year Ended December 31,

	2013	2012	2011
Current:
Federal	$226.2	$168.1	$133.6
State and Local	57.6	33.7	28.1
Non-U.S.	96.8	86.4	89.8

Total current	380.6	288.2	251.5

Deferred:
Federal	(13.1)	35.7	9.3
State and Local	(5.6)	4.5	7.0
Non-U.S.	(8.5)	(4.1)	(6.0)

Total deferred	(27.2)	36.1	10.3

Total provision for income taxes	$353.4	$324.3	$261.8

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2013	2012	2011
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.9	2.4	2.7
Benefit of foreign operations	(6.4)	(6.1)	(6.3)
Legacy tax items	(0.6)	(0.4)	(0.2)
Other	(0.7)	0.8	—

Effective tax rate	30.2%	31.7%	31.2%

Income tax paid	$335.7 (1)	$293.3 (2)	$191.4

(1)	Includes fourth quarter 2012 estimated federal tax payment made in 2013 due to IRS relief for companies affected by Hurricane Sandy

(2)	Includes approximately $92 million in payments for tax audit settlements in the first quarter of 2012

The source of income before provision for income taxes is as follows:

	Year Ended December 31,

	2013	2012	2011
United States	$836.1	$694.2	$469.1
International	333.2	329.8	370.7

Income before provision for income taxes	$1,169.3	$1,024.0	$839.8

MOODY’S 2013 10K	99

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2013	2012
Deferred tax assets:
Current:
Account receivable allowances	$8.2	8.2
Accrued compensation and benefits	12.8	13.3
Deferred revenue	7.3	6.1
Legal and professional fees	10.9	8.4
Restructuring	3.5	1.5
Uncertain tax positions	7.5	—
Other	0.7	3.1

Total current	50.9	40.6

Non-current:
Accumulated depreciation and amortization	2.6	0.4
Stock-based compensation	73.7	86.9
Benefit plans	78.9	96.6
Deferred rent and construction allowance	30.4	31.3
Deferred revenue	33.4	34.3
Foreign net operating loss (1)	10.6	13.0
Uncertain tax positions	26.8	25.9
Self-insured related reserves	20.4	33.8
Other	4.3	4.5

Total non-current	281.1	326.7

Total deferred tax assets	332.0	367.3

Deferred tax liabilities:
Current:
Other	—	(0.2)

Total Current	—	(0.2)

Non-current:
Accumulated depreciation and amortization of intangible assets and capitalized software	(153.7)	(154.7)
Foreign earnings to be repatriated	(3.7)	(4.7)
Self-insured related income	(24.0)	(39.7)
Other liabilities	(2.7)	(3.9)

Total non-current	(184.1)	(203.0)

Total deferred tax liabilities	(184.1)	(203.2)

Net deferred tax asset	147.9	164.1
Valuation allowance	(8.4)	(15.2)

Total net deferred tax assets	$139.5	148.9

(1)	Amounts are primarily set to expire beginning in 2017, if unused.

As of December 31, 2013, the Company had approximately $1,574.6 million of undistributed earnings of foreign subsidiaries that it intends to indefinitely reinvest in foreign operations. The Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

The Company had valuation allowances of $8.4 million and $15.2 million at December 31, 2013 and 2012, respectively, related to foreign net operating losses for which realization is uncertain. The decrease in the valuation allowances for 2013 primarily resulted from the expected utilization of losses in certain jurisdictions based on the Company’s evaluation of these future benefits.

100	MOODY’S 2013 10K

As of December 31, 2013 the Company had $195.6 million of UTPs of which $136.3 million represents the amount that, if recognized, would impact the effective tax rate in future periods.

A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,

	2013	2012	2011
Balance as of January 1	$156.6	$205.4	$180.8
Additions for tax positions related to the current year	67.8	49.1	48.9
Additions for tax positions of prior years	6.1	18.9	15.3
Reductions for tax positions of prior years	(10.1)	(20.6)	(27.3)
Settlements with taxing authorities	(21.4)	(91.5)	(2.1)
Lapse of statute of limitations	(3.4)	(4.7)	(10.2)

Balance as of December 31	$195.6	$156.6	$205.4

The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During 2013, the Company incurred a net interest expense of $7.6 million related to UTPs. As of December 31, 2013 and 2012, the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $17.9 million and $10.6 million, respectively.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its 2011 and 2012 returns remain open to examination. The Company’s New York State income tax returns for 2011 and 2012 remain open to examination. The Company’s New York City income tax returns have been examined through 2012. Tax filings in the U.K. remain open to examination for tax years 2008 through 2012.

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

NOTE 15	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,

	2013	2012
2012 Facility	$—	$—
Notes payable:
Series 2005-1 Notes due 2015, including fair value of interest rate swap of $10.3 million at 2013 and $13.8 million at 2012	310.3	313.8
Series 2007-1 Notes due in 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.2 million and $2.6 million in 2013 and 2012, respectively	497.8	497.4
2012 Senior Notes, due 2022, net of unamortized discount of $3.5 million in 2013 and $3.8 million in 2012	496.5	496.2
2013 Senior Notes, due 2024, net of unamortized discount of $2.8 million in 2013	497.2	—
2008 Term Loan, various payments through 2013	—	63.8

Total debt	2,101.8	1,671.2
Current portion	—	(63.8)

Total long-term debt	$2,101.8	$1,607.4

MOODY’S 2013 10K	101

2012 Facility

On April 18, 2012, the Company and certain of its subsidiaries entered into a $1 billion five-year senior, unsecured revolving credit facility in an aggregate principal amount of $1 billion that expires in April 2017. The 2012 Facility replaced the $1 billion 2007 Facility that was scheduled to expire in September 2012. The proceeds from the 2012 Facility will be used for general corporate purposes, including, without limitation, share repurchases and acquisition financings. Interest on borrowings under the facility is payable at rates that are based on LIBOR plus a premium that can range from 77.5 basis points to 120 basis points per annum of the outstanding amount, depending on the Company’s Debt/EBITDA ratio. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2012 Facility. These quarterly fees can range from 10 basis points of the facility amount to 17.5 basis points, depending on the Company’s Debt/ EBITDA Ratio.

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

102	MOODY’S 2013 10K

Indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal of (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition, which are more fully discussed in Note 7 to the consolidated financial statements. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at December 31, 2013 and 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

MOODY’S 2013 10K	103

2008 Term Loan was payable quarterly at rates that were based on LIBOR plus a margin that could range from 125 basis points to 175 basis points depending on the Company’s Debt/EBITDA ratio.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ending December 31,	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	Total
2014	$—	$—	$—	$—	$—	$—
2015	300.0	—	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	300.0	—	—	—	300.0
2018	—	—	—	—	—	—
Thereafter	—	—	500.0	500.0	500.0	1,500.0

Total	$300.0	$300.0	$500.0	$500.0	$500.0	$2,100.0

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which will convert the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate.

At December 31, 2013, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2005 Agreement, the 2007 Agreement, the 2013 Indenture, the 2012 Indenture and the 2010 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2013, there are no such cross defaults.

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2013	2012	2011
Income	$5.5	$5.2	$5.3
Expense on borrowings	(92.3)	(73.8)	(65.5)
(Expense) income on UTPs and other tax related liabilities	(8.6)	0.4	(8.7)
Legacy Tax (a)	3.6	4.4	3.7
Interest capitalized	—	—	3.1

Total	$(91.8)	$(63.8)	$(62.1)

Interest paid (b)	$81.9	$94.4	$67.2

(a)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 18 to the consolidated financial statements.

(b)	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 5.

104	MOODY’S 2013 10K

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which is carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2013 and 2012 is as follows:

	December 31, 2013		December 31, 2012

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$310.3	$319.2	$313.8	$326.1
Series 2007-1 Notes	300.0	334.7	300.0	348.3
2010 Senior Notes	497.8	536.6	497.4	562.8
2012 Senior Notes	496.5	497.0	496.2	528.8
2013 Senior Notes	497.2	501.2	—	—
2008 Term Loan	—	—	63.8	63.8

Total	$2,101.8	$2,188.7	$1,671.2	$1,829.8

*	The carrying amount includes a $10.3 million and $13.8 million fair value adjustment on an interest rate hedge at December 31, 2013 and 2012, respectively.

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

Share Repurchase Program

The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. On July 30, 2007, the Board of the Company authorized a $2.0 billion share repurchase program, which the Company began utilizing in January 2008. The company completed this program in the third quarter of 2013. On February 12, 2013, the Board authorized a new $1 billion share repurchase program. On February 11, 2014, the Board authorized a new $1 billion share repurchase program which will commence following the completion of the existing program. There is no established expiration date for both the February 12, 2013 and February 11, 2014 authorizations. The Company’s intent is to return capital to shareholders in a way that serves their long-term interests. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter.

During 2013, Moody’s repurchased 14.2 million shares of its common stock under its share repurchase program and issued 5.5 million shares under employee stock-based compensation plans.

Dividends

During the years ended December 31, 2013, 2012 and 2011, the Company’s cash dividends declared and paid were:

	Dividends Per Share
	Year ended December 31,
	2013		2012		2011

	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$—	$0.20	$—	$0.16	$—	$0.115
Second quarter	0.20	0.20	0.16	0.16	0.14	0.14
Third quarter	0.25	0.25	0.16	0.16	0.14	0.14
Fourth quarter	0.53	0.25	0.36	0.16	0.30	0.14

Total	$0.98	$0.90	$0.68	$0.64	$0.58	$0.535

On December 17, 2013, the Board of the Company approved the declaration of a quarterly dividend of $0.28 per share of Moody’s common stock, payable on March 10, 2014 to shareholders of record at the close of business on February 20, 2014. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

MOODY’S 2013 10K	105

NOTE 17	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 14 years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next four years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $74.2 million, $75.8 million and $73.1 million, respectively.

The minimum rent for operating leases that have remaining or original non-cancelable lease terms in excess of one year at December 31, 2013 is as follows:

Year Ending December 31,	Operating Leases
2014	$78.0
2015	68.0
2016	59.6
2017	58.0
2018	58.0
Thereafter	484.0

Total minimum lease payments	$805.6

Future minimum operating lease payments have been reduced by future minimum sublease income of $7.1 million.

On October 20, 2006, the Company entered into a 21-year operating lease agreement to occupy 15 floors of an office building at 7WTC which includes a total of 20 years of renewal options. On March 28, 2007 the 7WTC lease agreement was amended for the Company to lease an additional two floors for a term of 20 years. On October 21, 2013, the Company entered into a 14-year lease for an additional three floors at its 7WTC headquarters which became effective on January 2, 2014. The total net commitment for the additional three floors is approximately $74 million, including capital expenditures to build-out the space. The total base rent for the entire lease term, including rent credits, for the 7WTC lease and the additional floors is approximately $703 million. As of December 31, 2013, the company has a remaining obligation of $539.9 million.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately 134 million GBP, and the Company began making base rent payments in 2011. As of December 31, 2013, the Company has a remaining obligation of $181.4 million. In addition to the base rent payments the Company is obligated to pay certain customary amounts for its share of operating expenses and tax obligation.

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

Two purported class action complaints were filed by purported purchasers of the Company’s securities against the Company and certain of its senior officers, asserting claims under the federal securities laws. The first was filed by Raphael Nach in the U.S. District Court for the Northern District of Illinois on July 19, 2007. The second was filed by Teamsters Local 282 Pension Trust Fund in the United States District Court for the Southern District of New York on September 26, 2007. Both actions were consolidated into a single proceeding entitled In re Moody’s Corporation Securities Litigation in the U.S. District Court for the Southern District of New York. On

106	MOODY’S 2013 10K

June 27, 2008, a consolidated amended complaint was filed, purportedly on behalf of all purchasers of the Company’s securities during the period February 3, 2006 through October 24, 2007. Plaintiffs alleged that the defendants issued false and/or misleading statements concerning the Company’s business conduct, business prospects, business conditions and financial results relating primarily to MIS’s ratings of structured finance products including RMBS, CDO and constant-proportion debt obligations. The plaintiffs sought an unspecified amount of compensatory damages and their reasonable costs and expenses incurred in connection with the case. The Company moved for dismissal of the consolidated amended complaint in September 2008. On February 23, 2009, the court issued an opinion dismissing certain claims and sustaining others. On January 22, 2010, plaintiffs moved to certify a class of individuals who purchased Moody’s Corporation common stock between February 3, 2006 and October 24, 2007, which the Company opposed. On March 31, 2011, the court issued an opinion denying plaintiffs’ motion to certify the proposed class. On April 14, 2011, plaintiffs filed a petition in the United States Court of Appeals for the Second Circuit seeking discretionary permission to appeal the decision. The Company filed its response to the petition on April 25, 2011. On July 20, 2011, the Second Circuit issued an order denying plaintiffs’ petition for leave to appeal. On September 14, 2012, the Company filed a motion for summary judgment, which was fully briefed on December 21, 2012. On August 23, 2013, the court issued an opinion granting defendants’ motion for summary judgment. Judgment was entered in Moody’s favor on August 26, 2013. On September 23, 2013, plaintiffs filed a notice of appeal from the judgment and from the March 2011 decision denying class certification. On December 19, 2013, that appeal was voluntarily dismissed with prejudice pursuant to a confidential settlement agreement, thereby concluding this litigation.

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

MOODY’S 2013 10K	107

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2013, Moody’s has recorded liabilities for Legacy Tax Matters totaling $17.6 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

In the fourth quarter of 2013, certain Legacy Tax Matters were resolved, resulting in a $19.2 million reduction of Legacy Tax liabilities and a $3.6 million reduction of related accrued interest expense. Similarly, in the third quarter of 2012, certain Legacy Tax Matters were resolved, resulting in a $12.8 million reduction of Legacy Tax liabilities and a $4.4 million reduction of related accrued interest expense.

NOTE 19	SEGMENT INFORMATION

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

In the first quarter of 2013, a portion of a division within the PS LOB that provides solutions for structured finance securities was transferred to the RD&A LOB. Additionally, in the first quarter of 2012, a division within the PS LOB that provides various financial modeling services was transferred to the ERS LOB. Accordingly, the prior year revenue by LOB for MA has been reclassified to reflect these transfers.

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products and is generally based on comparable market transactions. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to produce these products and services. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. Beginning on January 1, 2013, the Company refined its methodology for allocating certain overhead departments to its segments to better align the costs allocated based on each segment’s usage of the overhead service. The refined methodology is reflected in the segment results for the year ended December 31, 2013 and accordingly, the segment results for the years ended December 31, 2012 and 2011 have been reclassified to conform to the new presentation. These reclassifications were not material. “Eliminations” in the table below represent intersegment revenue/expense.

Moody’s does not report the Company’s assets by reportable segment as this metric is not used by the chief operating decision maker to allocate resources to the segments. Consequently, it is not practical to show assets by reportable segment.

108	MOODY’S 2013 10K

FINANCIAL INFORMATION BY SEGMENT:

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment.

	Year Ended December 31,
	2013				2012

	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$2,138.0	$924.7	$(90.2)	$2,972.5	$1,958.3	$855.3	$(83.3)	$2,730.3
Operating, SG&A	1,022.6	712.1	(90.2)	1,644.5	967.6	662.9	(83.3)	1,547.2

Adjusted Operating Income	1,115.4	212.6	—	1,328.0	990.7	192.4	—	1,183.1

Depreciation and amortization	46.6	46.8	—	93.4	44.2	49.3	—	93.5
Goodwill impairment charge	—	—		—	—	12.2	—	12.2

Operating income	$1,068.8	$165.8	$—	$1,234.6	$946.5	$130.9	$—	$1,077.4

	Year Ended December 31,
	2011

	MIS	MA	Eliminations	Consolidated
Revenue	$1,634.7	$722.4	$(76.4)	$2,280.7
Operating, SG&A	832.3	557.2	(76.4)	1,313.1

Adjusted Operating Income	802.4	165.2	—	967.6

Depreciation and amortization	41.2	38.0	—	79.2

Operating income	$761.2	$127.2	$—	$888.4

MIS AND MA REVENUE BY LINE OF BUSINESS

The tables below present revenue by LOB:

	Year Ended December 31,

	2013	2012	2011
MIS:
Corporate finance (CFG)	$996.8	$857.6	$652.1
Structured finance (SFG)	382.5	381.0	344.6
Financial institutions (FIG)	338.8	325.5	294.9
Public, project and infrastructure finance (PPIF)	341.3	322.7	277.3

Total external revenue	2,059.4	1,886.8	1,568.9
Intersegment royalty	78.6	71.5	65.8

Total	2,138.0	1,958.3	1,634.7

MA:
Research, data and analytics (RD&A)	532.0	493.2	453.9
Enterprise risk solutions (ERS)	262.5	242.6	196.1
Professional services (PS)	118.6	107.7	61.8

Total external revenue	913.1	843.5	711.8
Intersegment revenue	11.6	11.8	10.6

Total	924.7	855.3	722.4

Eliminations	(90.2)	(83.3)	(76.4)

Total MCO	$2,972.5	$2,730.3	$2,280.7

MOODY’S 2013 10K	109

CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,

	2013	2012	2011
Revenue:
U.S.	$1,626.5	$1,472.4	$1,177.0

International:
EMEA	862.8	800.2	708.4
Asia-Pacific	286.1	266.5	233.0
Americas	197.1	191.2	162.3

Total International	1,346.0	1,257.9	1,103.7

Total	$2,972.5	$2,730.3	$2,280.7

Long-lived assets at December 31:
United States	$547.1	$498.4	495.8
International	618.0	672.3	727.5

Total	$1,165.1	$1,170.7	$1,223.3

In January 2014, the Company revised its operating segments to create the new Copal Amba operating segment. The new operating segment will consist of all operations from Copal, a majority of which was acquired in December 2011, and the operations of Amba. The Copal Amba operating segment provides offshore research and analytic services to the global financial and corporate sectors. The Company is currently in the process of determining whether the new Copal Amba segment has similar economic characteristics to MA as defined in ASC 280, and whether it will be combined with the MA segment into one reportable segment beginning in 2014.

NOTE 20	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized and also represents an estimate for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating losses for which realization is uncertain. Below is a summary of activity for both allowances:

Year Ended December 31,	Balance at Beginning of the Year	Additions	Write-offs and Adjustments	Balance at End of the Year
2013
Accounts receivable allowance	$(29.1)	(44.5)	44.7	$(28.9)
Deferred tax assets – valuation allowance	$(15.2)	(0.1)	6.9	$(8.4)
2012
Accounts receivable allowance	$(28.0)	(44.3)	43.2	(29.1)
Deferred tax assets – valuation allowance	$(13.9)	(3.1)	1.8	(15.2)
2011
Accounts receivable allowance	$(33.0)	(40.6)	45.6	$(28.0)
Deferred tax assets – valuation allowance	$(12.8)	(4.0)	2.9	$(13.9)

110	MOODY’S 2013 10K

NOTE 21	OTHER NON-OPERATING INCOME (EXPENSE), NET

The following table summarizes the components of other non-operating income (expense), net as presented in the consolidated statements of operations:

	Year Ended December 31,

	2013	2012	2011
FX gain(loss)	$—	$(5.9)	$2.6
Legacy Tax (a)	19.2	12.8	6.4
Joint venture income	8.8	4.8	6.8
Other	(1.5)	(1.3)	(2.3)

Total	$26.5	$10.4	$13.5

(a)	The 2013 amount represents a reversal a liability relating to favorable resolution of a Legacy Tax Matter for the 2007 – 2009 tax years. The 2012 amount represents a reversal of a liability relating to the favorable resolution of a Legacy tax Matter for the 2005 and 2006 tax years. The 2011 amounts represent a reversal of a liability relating to the lapse of the statute of limitations for a 2004 Legacy Tax Matter.

NOTE 22	RELATED PARTY TRANSACTIONS

Moody’s Corporation made grants of $8 million to The Moody’s Foundation during the year ended December 31, 2013. Grants of $10 million and $5 million were made during the years ended December 31, 2012 and 2011, respectively. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the board of the Foundation.

NOTE 23	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

(amounts in millions, except EPS)	March 31	June 30	September 30	December 31
2013
Revenue	$731.8	$756.0	$705.5	$779.2
Operating Income	$280.4	$350.8	$291.5	$311.9
Net income attributable to Moody’s	$188.4	$225.5	$183.9	$206.7
EPS:
Basic	$0.84	$1.01	$0.84	$0.96
Diluted	$0.83	$1.00	$0.83	$0.94
2012
Revenue	$646.8	$640.8	$688.5	$754.2
Operating income	$269.0	$278.5	$269.7	$260.2
Net income attributable to Moody’s	$173.5	$172.5	$183.9	$160.1
EPS:
Basic	$0.78	$0.77	$0.83	$0.72
Diluted	$0.76	$0.76	$0.81	$0.70

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock-based compensation plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

Additionally, the quarterly financial data includes benefits of $21.3 million and $12.8 million to net income related to the resolution of Legacy Tax Matters for the three months December 31, 2013 and the three months ended September 30, 2012, respectively. There was a $0.14 share charge in the first quarter of 2013 related to the settlement of litigation matters more fully discussed in Note 18. There was a $12.2 million non-tax deductible goodwill impairment charge in the fourth quarter of 2012 relating to the Company’s FTSC reporting unit.

MOODY’S 2013 10K	111

NOTE 24	SUBSEQUENT EVENT

On February 21, 2014, the Company made a conditional open offer to acquire up to 2,650,000 equity shares of ICRA Limited, a leading provider of credit ratings and research in India. The offer is conditional upon acquiring at least 2,149,101 equity shares, which would increase Moody’s ownership stake from 28.5% to just over 50.0%. Full acceptance of the offer would increase Moody’s ownership stake in ICRA to approximately 55.0%. Upon the closing of the offer, the Company anticipates that it would consolidate the results of ICRA Limited into its financial statements subsequent to the acquisition of the shares.

The offer price, payable in cash, is 2,000 Indian rupees per share which, based on exchange rates on the date of the offer, would result in a cash payment to the sellers ranging between approximately $69 million and $85 million depending on the number of shares acquired. The tender period is expected to begin in April 2014, subject to completion of a review of the transaction by Indian regulatory authorities.

112	MOODY’S 2013 10K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

MOODY’S 2013 10K	113

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 15, 2014, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee has authorized its chair to pre-approve other audit and permissible non-audit services up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2013, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

AUDIT FEES

The aggregate fees for professional services rendered for (i) the integrated audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2012, (ii) the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and (iii) statutory audits of subsidiaries, were approximately $2.8 million and $2.4 million in 2013 and 2012, respectively. These fees included amounts accrued but not billed of $1.9 million and $1.6 million in the years ended December 31, 2013 and 2012, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for audit-related services rendered to the Company were approximately $0.1 million in both of the years ended December 31, 2013 and 2012. Such services included employee benefit plan audits.

TAX FEES

The aggregate fees billed for professional services rendered for tax services rendered by the auditors for the years ended December 31, 2013 and 2012 were approximately $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed for all other services rendered to the Company by KPMG LLP for the years ended December 31, 2013 and 2012 were approximately $0 and $0, respectively.

114	MOODY’S 2013 10K

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 60, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 117-120 of this Form 10-K.

MOODY’S 2013 10K	115

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

Date: February 26, 2014

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

Senior Vice President – Corporate

Controller (principal accounting officer)

/s/ BASIL L. ANDERSON

Basil L. Anderson,

Director

/s/ JORGE A. BERMUDEZ

Jorge A. Bermudez,

Director

/s/ DARRELL DUFFIE

Darrell Duffie,

Director

/s/ ROBERT R. GLAUBER

Robert R. Glauber,

Director

/s/ KATHRYN M. HILL

Kathryn M. Hill,

Director

/s/ EWALD KIST

Ewald Kist,

Director

/s/ HENRY A. MCKINNELL, JR.

Henry A. McKinnell, Jr. Ph.D.,

Chairman

/s/ LESLIE F. SEIDMAN

Leslie F. Seidman,

Director

/s/ JOHN K. WULFF

John K. Wulff,

Director

Date: February 26, 2014

116	MOODY’S 2013 10K

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER

3	Articles Of Incorporation And By-laws

	.1	Restated Certificate of Incorporation of the Registrant, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

	.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

4	Instruments Defining The Rights Of Security Holders, Including Indentures

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Note Purchase Agreement, dated as of September 30, 2005, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 4.98% Series 2005-1 Senior Unsecured Note due 2015 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 5, 2005).

	.3	Note Purchase Agreement, dated as of September 7, 2007, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 6.06% Series 2007-1 Senior Unsecured Note due 2017 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 13, 2007)

	.4	Five-Year Credit Agreement dated as of April 18, 2012, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and RBS Citizens, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 24, 2012)

	.5	Five-Year Credit Agreement, dated as of May 7, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, Bank of China and Fifth Third Bank, as co-syndication agents, Barclays Commercial Bank, as documentation agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Commerce Bank, N.A., as co-agents, J.P. Morgan Securities, Inc., as lead arranger and bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.6	Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.7	Supplemental Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 5.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.8	Second Supplemental Indenture, dated as of August 20, 2012, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012)

	.9	Third Supplemental Indenture, dated as of August 12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2013)

10	Material Contracts

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

MOODY’S 2013 10K	117

S-K EXHIBIT NUMBER

10	.3†	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.4†	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012) (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 8-K, file number 1-14037, filed April 22, 2013)

	.5†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.7†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 26, 2007)

	.8	Form of Separation Agreement and General Release used by the Registrant with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2007)

	.9†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 11, 2012) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013)

	.10	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.11	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.12	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.13†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.14†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

118	MOODY’S 2013 10K

S-K EXHIBIT NUMBER

10	.15†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on December 15,2009) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 26, 2010)

	.16†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.17†	Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2006)

	.18	Agreement of Lease, dated September 7, 2006, between Moody’s Corporation and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2006)

	.19	Agreement for Lease, dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited and CW Leasing DS7F Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.20	Agreement for Lease, dated February 6, 2008, among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.21	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

.22	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed
February 27, 2009)

	.23†	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

	.24†	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

	.25†*	Moody’s Corporation Retirement Account, amended and restated as of December 18, 2013

	.26†	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2010) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 3, 2011)

	.27†	First Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2010) (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2012)

	.28†	Second Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2010) (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2012)

	.29†	Third Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2010) (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2012)

	.30†	Fourth Amendment to the Profit Participation Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2013)

	.31†	Fifth Amendment to the Profit Participation Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2013)

MOODY’S 2013 10K	119

S-K EXHIBIT NUMBER

10	.32†*	Sixth Amendment to the Profit Participation Plan of Moody’s Corporation

	.33†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.34†	First Amendment to the Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2013)

	.35†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.36†	Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 4, 2008)

	.37†	Moody’s Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 20, 2010)

	.38†	Form of Performance Share Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 28, 2011)

21*		SUBSIDIARIES OF THE REGISTRANT

List of Active Subsidiaries as of December 31, 2013

23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	.1*	Consent of KPMG LLP

31		CERTIFICATIONS 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

101	.DEF*	XBRL Definitions Linkbase Document

101	.INS*	XBRL Instance Document

101	.SCH*	XBRL Taxonomy Extension Schema Document

101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101	.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Management contract of compensatory plan or arrangement

120	MOODY’S 2013 10K