Form 10-K/A
period 2013-12-31
MOODYS CORP /DE/
filed 2014-02-27
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large Accelerated Filer ☑     Accelerated Filer ☐    Non-accelerated Filer ☐    Small reporting company ☐

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

As of January 31, 2014, 213.7 million shares of Common Stock of Moody’s Corporation were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Moody’s Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 26, 2014, and is being filed solely to amend the Report of Independent Registered Public Accounting Firm (the “Audit Report”) contained in Item 8 of the Form 10-K to correct a typographical error in the date of the Audit Report from February 26, 2013 to February 26, 2014.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Form 10-K.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

MOODY’S CORPORATION

INDEX TO FORM 10-K/A

		Page(s)
Item 8.	FINANCIAL STATEMENTS	1-52

	SIGNATURES	53

Exhibits filed Herewith
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 8.	FINANCIAL STATEMENTS

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

February 26, 2014

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

MOODY’S CORPORATION

(Registrant)

By: /s/ JOSEPH MCCABE

Joseph McCabe

Senior Vice President-Corporate Controller (principal accounting officer)

Date: February 27, 2014

