Form 10-Q
period 2014-03-31
MOODYS CORP /DE/
filed 2014-05-01
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2014
Common Stock, par value $0.01 per share	213.7 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding restructuring and depreciation and amortization

Adjusted Operating Margin	Operating margin excluding restructuring and depreciation and amortization

Amba	Amba Investment Services; a provider of outsourced investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia also including but not limited to: Australia and its proximate islands, China, India, Indonesia, Japan, Korea, Malaysia, Singapore and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of CREF

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

TERM	DEFINITION

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

CP	Commercial paper

CRAs	Credit rating agencies

CRA1	Regulation (EC) No 1060/2009 of the European Parliament and of the Council, establishing an oversight regime for the CRA industry in the EU

CRA2	Regulation (EU) No 513/2011 of the European Parliament and of the Council, which transferred direct supervisory responsibility for the registered CRA industry in the EU to ESMA

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value using a discount rate

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

TERM	DEFINITION

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GDP	Gross domestic product

ICRA	ICRA Limited; a leading provider of credit ratings and research in India

IRS	Internal Revenue Service

IT	Information technology

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, 2010 Senior Notes and 2012 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B Business

NM	Percentage change is not meaningful

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

TERM	DEFINITION

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

RMBS	Residential mortgage-backed security; part of SFG

Relationship Revenue	In MIS, relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MA, revenue represents subscription-based revenue and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the retirement healthcare plans and retirement life insurance plans

S&P	Standard & Poor’s Ratings Services; a division of McGraw Hill Financial, Inc.

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

T&E	Travel and entertainment expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, revenue representing the initial rating of a new debt issuance as well as other one-time fees. For MA, revenue represents software license fees and revenue from risk management advisory projects, training and certification services, and knowledge outsourcing engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

TERM	DEFINITION

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$767.2	$731.8

Expenses
Operating	216.0	200.8
Selling, general and administrative	195.1	227.0
Depreciation and amortization	23.1	23.6

Total expenses	434.2	451.4

Operating income	333.0	280.4

Non-operating (expense) income, net
Interest income (expense), net	(23.8)	(22.0)
Other non-operating income (expense), net	2.4	8.8

Total non-operating (expense) income, net	(21.4)	(13.2)

Income before provisions for income taxes	311.6	267.2
Provision for income taxes	89.9	76.1

Net income	221.7	191.1
Less: Net income attributable to noncontrolling interests	3.7	2.7

Net income attributable to Moody’s	$218.0	$188.4

Earnings per share attributable to Moody’s common shareholders
Basic	$1.02	$0.84

Diluted	$1.00	$0.83

Weighted average number of shares outstanding
Basic	214.0	223.3

Diluted	218.5	227.2

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$221.7			$191.1

Other comprehensive income (loss):
Foreign currency translation adjustments	$(4.8)	$—	(4.8)	$(59.8)	$—	(59.8)
Cash flow and net investment hedges:
Net realized and unrealized (loss) gain on cash flow and net investment hedges	(3.6)	1.5	(2.1)	1.4	(0.6)	0.8
Reclassification of losses included in net income	—	—	—	0.6	(0.2)	0.4

Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	1.7	(1.5)	0.2	3.1	(1.2)	1.9

Total other comprehensive loss	$(6.7)	$—	(6.7)	$(54.7)	$(2.0)	(56.7)

Comprehensive income			215.0			134.4
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			3.7			2.7

Comprehensive income attributable to Moody’s			$211.3			$131.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$1,792.2	$1,919.5
Restricted cash	75.4	—
Short-term investments	177.3	186.8
Accounts receivable, net of allowances of $29.2 in 2014 and $28.9 in 2013	737.9	694.2
Deferred tax assets, net	43.4	53.9
Other current assets	119.6	114.4

Total current assets	2,945.8	2,968.8
Property and equipment, net of accumulated depreciation of $391.2 in 2014 and $375.7 in 2013	282.3	278.7
Goodwill	656.6	665.2
Intangible assets, net	212.8	221.6
Deferred tax assets, net	149.3	148.7
Other assets	106.6	112.1

Total assets	$4,353.4	$4,395.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$312.4	$538.9
Deferred tax liabilities, net	2.4	4.0
Deferred revenue	712.5	598.4

Total current liabilities	1,027.3	1,141.3
Non-current portion of deferred revenue	110.6	109.2
Long-term debt	2,097.5	2,101.8
Deferred tax liabilities, net	72.4	59.1
Unrecognized tax benefits	190.8	195.6
Other liabilities	355.0	360.2

Total liabilities	3,853.6	3,967.2
Contingencies (Note 14)
Redeemable noncontrolling interest	106.5	80.0

Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2014 and December 31, 2013, respectively.	3.4	3.4
Capital surplus	371.2	405.8
Retained earnings	5,521.9	5,302.1
Treasury stock, at cost; 129,218,814 and 128,941,621 shares of common stock at March 31, 2014 and December 31, 2013, respectively	(5,449.9)	(5,319.7)
Accumulated other comprehensive loss	(61.3)	(54.6)

Total Moody’s shareholders’ equity	385.3	337.0
Noncontrolling interests	8.0	10.9

Total shareholders’ equity	393.3	347.9

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,353.4	$4,395.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$221.7	$191.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	23.1	23.6
Stock-based compensation expense	20.3	17.2
Deferred income taxes	27.9	13.1
Excess tax benefits from stock-based compensation plans	(38.8)	(16.1)
Changes in assets and liabilities:
Accounts receivable	(42.8)	(25.0)
Other current assets	(5.0)	12.0
Other assets	(1.8)	(2.0)
Accounts payable and accrued liabilities	(131.8)	(139.6)
Deferred revenue	114.0	97.1
Unrecognized tax benefits and other non-current tax liabilities	(5.5)	10.7
Other liabilities	(4.1)	20.5

Net cash provided by operating activities	177.2	202.6

Cash flows from investing activities
Capital additions	(19.1)	(8.6)
Purchases of short-term investments	(4.3)	(5.6)
Sales and maturities of short-term investments	13.8	11.4
Cash paid into escrow for ICRA share tender offer	(72.6)	—

Net cash used in investing activities	(82.2)	(2.8)

Cash flows from financing activities
Repayments of notes	—	(31.9)
Net proceeds from stock-based compensation plans	6.0	1.7
Cost of treasury shares repurchased	(201.6)	(91.3)
Excess tax benefits from settlement of stock-based compensation plans	38.8	16.1
Payment of dividends	(59.9)	(44.5)
Payment of dividends to noncontrolling interests	(5.4)	(6.1)

Net cash used in financing activities	(222.1)	(156.0)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(41.2)

Net (decrease) increase in cash and cash equivalents	(127.3)	2.6
Cash and cash equivalents, beginning of the period	1,919.5	1,755.4

Cash and cash equivalents, end of the period	$1,792.2	$1,758.0

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2013 annual report on Form 10-K filed with the SEC on February 27, 2014. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
Stock-based compensation cost	$20.3	$17.2
Tax benefit	$6.3	$6.2

During the first three months of 2014, the Company granted 0.3 million employee stock options, which had a weighted average grant date fair value of $31.49 per share based on the Black-Scholes option-pricing model. The Company also granted 0.9 million shares of restricted stock in the first three months of 2014, which had a weighted average grant date fair value of $79.55 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $76.23 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2014:

Expected dividend yield	1.41%
Expected stock volatility	41%
Risk-free interest rate	2.30%
Expected holding period	7.2 years
Grant date fair value	$31.49

Unrecognized compensation expense at March 31, 2014 was $14.7 million and $126.8 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.5 years and 1.9 years, respectively. Additionally, there was $21.9 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises, restricted stock vesting and the delivery of performance-based awards:

	Three months ended March 31,
Exercise of stock options:	2014	2013
Proceeds from stock option exercises	$56.1	$31.4
Aggregate intrinsic value	$42.9	$21.8
Tax benefit realized upon exercise	$16.1	$7.7
Number of shares exercised	1.2	1.0

	Three months ended March 31,
Vesting of restricted stock:	2014	2013
Fair value of shares vested	$91.4	$53.8
Tax benefit realized upon vesting	$31.8	$19.1
Number of shares vested	1.2	1.1

	Three months ended March 31,
Delivery of performance-based restricted stock:	2014	2013
Fair value of shares delivered	$38.0	$25.5
Tax benefit realized upon delivery	$14.8	$9.7
Number of shares delivered	0.5	0.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 28.9% and 28.5% for the three months ended March 31, 2014 and 2013, respectively. The 2014 ETR included a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters. The prior year ETR included a tax benefit related to U.S. tax legislation enacted in early 2013 which retroactively extended certain tax benefits to the 2012 tax year as well as tax benefits on the legal settlement in the first quarter of 2013.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an overall decrease in its UTBs of $4.8 million ($7.7 million net of federal tax benefit) during the first quarter of 2014.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its returns for 2011 and 2012 remain open to examination. The Company’s New York State tax returns for 2011 and 2012 remain open to examination. Income tax filings in the U.K. for 2012 remain open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2014	2013
Income Taxes Paid*	$76.3	$77.8

*	Payments in 2013 include $50 million of 2012 estimated federal taxes paid in the first quarter of 2013 pursuant to IRS relief due to Hurricane Sandy.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,
	2014	2013
Basic	214.0	223.3
Dilutive effect of shares issuable under stock-based compensation plans	4.5	3.9

Diluted	218.5	227.2

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	1.0	4.9

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2014 and 2013. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to ten months and one month to nine months as of March 31, 2014 and December 31, 2013, respectively. Interest and dividends are recorded into income when earned.

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

Foreign Exchange Forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through February 2015.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2014	December 31, 2013
Notional amount of currency pair:
Contracts to purchase USD with euros	$80.2	$14.2
Contracts to sell USD for euros	$54.3	$53.2
Contracts to purchase USD with GBP	$7.1	$—
Contracts to purchase USD with other foreign currencies	$2.4	$—
Contracts to purchase euros with other foreign currencies	€13.1	€13.1
Contracts to purchase euros with GBP	€22.7	€22.1
Contracts to sell euros for GBP	€51.2	€—

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in the fair value for the hedge is recorded in the currency translation adjustment component of AOCI. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations. These outstanding contracts expire in June 2014 for contracts to sell euros for USD and in November 2014 for contracts to sell Japanese yen for USD.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	March 31, 2014	December 31, 2013
Notional amount of currency pair:
Contracts to sell euros for USD	€50.0	€50.0
Contracts to sell Japanese yen for USD	¥19,700	¥19,700

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$5.8	$10.3
FX forwards on net investment in certain foreign subsidiaries	Other current assets	5.6	9.3

Total derivatives designated as accounting hedges		11.4	19.6
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	0.5	0.9

Total assets		$11.9	$20.5

Liabilities:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	0.5	1.0
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	1.0	0.7

Total liabilities		$1.5	$1.7

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedges:

		Amount of gain (loss) recognized in the consolidated statements of operations
		Three Months Ended March 31,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2014	2013
Interest rate swaps	Interest income (expense), net	$(1.5)	$1.1

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating income (expense), net	$(0.4)	$(1.1)

The following table provides information on gains/(losses) on the Company’s cash flow hedges:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	—	—	Interest income (expense), net	—	(0.4)	N/A	—	—

All gains and losses on interest rate swaps designated as cash flow hedges were initially recognized through AOCI. Realized gains and losses reported in AOCI were reclassified into interest income (expense), net as the underlying transaction was recognized.

The following table provides information on gains/(losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013		2014	2013
FX forwards	$(2.1)	$0.8	N/A	$—	$—	N/A	$—	$—

All gains and losses on derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI.

The cumulative amount of unrecognized hedge losses recorded in AOCI is as follows:

	Losses, net of tax
	March 31, 2014	December 31, 2013
FX forwards on net investment hedges	$(0.6)	$1.5

NOTE 7. ACQUISITIONS

The acquisition described below was accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at their acquisition date fair value. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. For the acquisition described below, the Company has not presented proforma combined results because the impact on previously reported statements of operations would not have been material. This acquisition is discussed below in more detail.

Amba Investment Services

On December 10, 2013, Copal Partners Limited, a majority-owned subsidiary of the Company, acquired 100% of Amba Investment Services, a provider of outsourced investment research and quantitative analytics for global financial institutions. Amba currently operates within the PS LOB of MA and will bolster the research and analytical capabilities offered by MA through Copal, a majority owned subsidiary, which was acquired in December 2011.

The table below details the total consideration transferred to the sellers of Amba:

Cash paid	$67.2
Contingent consideration liability assumed	4.3
Additional purchase price to be paid in 2014 based on final working capital acquired	0.1

Total fair value of consideration transferred	$71.6

The cash payment to the sellers was funded by using Moody’s non-U.S. cash.

The purchase agreement contains a provision for a contingent cash payment to the sellers valued at $4.3 million at the acquisition date. This contingent cash payment was dependent on Amba achieving certain revenue targets for the period from the acquisition date through March 31, 2014. This contingent consideration payment will be made to the sellers in 2014.

Shown below is the purchase price allocation, which summarizes the fair value of the assets acquired and the liabilities assumed, at the date of acquisition:

Current assets		$23.7
Property and equipment, net		0.4
Intangible assets:
Trade name (7 year weighted average life)	$3.3
Client relationships (12 year weighted average life)	26.7
Other (3 year weighted average life)	1.6

Total intangible assets (11 year weighted average life)		31.6
Goodwill		29.2
Indemnification asset		10.4
Other assets		2.0
Liabilities assumed		(25.7)

Net assets acquired		$71.6

Current assets include acquired cash of approximately $16 million. Additionally, current assets includes gross accounts receivable of approximately $6 million, of which an immaterial amount is not expected to be collectible. The acquired goodwill, which has been assigned to the MA segment, will not be deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to certain UTPs. These UTPs are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these UTPs. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at March 31, 2014 and December 31, 2013.

As of the date of the acquisition, Amba was integrated with Copal to form the Copal Amba reporting unit.

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2014
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2
Adjustments	—	—	—	(5.3)	—	(5.3)	(5.3)	—	(5.3)
Foreign currency translation adjustments	(0.1)	—	(0.1)	(3.2)	—	(3.2)	(3.3)	—	(3.3)

Ending balance	$11.3	$—	$11.3	$657.5	$(12.2)	$645.3	$668.8	$(12.2)	$656.6

	Year ended December 31, 2013
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1
Additions	—	—	—	34.5	—	34.5	34.5	—	34.5
Foreign currency translation adjustments	(0.1)	—	(0.1)	(6.3)	—	(6.3)	(6.4)	—	(6.4)

Ending balance	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2

The 2014 and 2013 adjustments/additions for the MA segment in the table above relate to the acquisition of Amba in the fourth quarter of 2013. There were no impairments to goodwill in the three months ended March 31, 2014 and year ended December 31, 2013.

Acquired intangible assets and related amortization consisted of:

	March 31, 2014	December 31, 2013
Customer relationships	$235.7	$237.4
Accumulated amortization	(90.1)	(86.6)

Net customer relationships	145.6	150.8

Trade secrets	30.8	31.1
Accumulated amortization	(19.1)	(18.5)

Net trade secrets	11.7	12.6

Software	71.2	71.0
Accumulated amortization	(40.6)	(38.8)

Net software	30.6	32.2

Trade names	30.8	31.3
Accumulated amortization	(12.0)	(11.7)

Net trade names	18.8	19.6

Other	26.2	26.1
Accumulated amortization	(20.1)	(19.7)

Net other	6.1	6.4

Total acquired intangible assets, net	$212.8	$221.6

Other intangible assets primarily consist of databases and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2014	2013
Amortization expense	$7.3	$7.1

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2014 (after March 31,)	$18.0
2015	23.9
2016	23.3
2017	20.6
2018	18.1
Thereafter	108.9

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three months ended March 31, 2014 and 2013.

NOTE 9. FAIR VALUE

The table below presents information about items which are carried at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

		Fair Value Measurement as of March 31, 2014
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$11.9	$—	$11.9	$—

	Total	$11.9	$—	$11.9	$—

Liabilities:
	Derivatives (a)	$1.5	$—	$1.5	$—
	Contingent consideration arising from acquisitions (b)	17.2	—	—	17.2

	Total	$18.7	$—	$1.5	$17.2

		Fair Value Measurement as of December 31, 2013
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$20.5	$—	$20.5	$—

	Total	$20.5	$—	$20.5	$—

Liabilities:
	Derivatives (a)	$1.7	$—	$1.7	$—
	Contingent consideration arising from acquisitions (b)	17.5	—	—	17.5

	Total	$19.2	$—	$1.7	$17.5

(a)

Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non-U.S. dollar net investments in certain foreign subsidiaries as more fully described in Note 6 to the financial statements

(b)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Three months ended March 31,
	2014	2013
Balance as of January 1	$17.5	$9.0
Total losses (gains) (realized and unrealized):
Included in earnings	(0.2)	4.5
Foreign currency translation adjustments	(0.1)	(0.1)

Balance as of March 31	$17.2	$13.4

The gains included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statements of operations. These gains in the three months ended March 31, 2014 relate to contingent consideration obligations outstanding at March 31, 2014.

Of the $17.2 million of contingent consideration obligations as of March 31, 2014, $14.9 million is classified in accounts payable and accrued liabilities and $2.3 million is classified in other liabilities within the Company’s consolidated balance sheet.

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

Contingent consideration:

At March 31, 2014, the Company has contingent consideration obligations related to the acquisitions of CSI, Copal and Amba which are carried at estimated fair value, and are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At March 31, 2014, the Company expects that this milestone will be reached by the aforementioned date.

There are several contingent consideration obligations relating to the acquisition of Copal. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the put/call option to acquire the remaining 33% ownership interest of Copal Partners Limited which the Company does not currently own, to revenue and EBITDA in Copal’s fiscal year ended March 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent consideration arrangement. Payments under this arrangement, if any, would be made upon the exercise of the aforementioned put/call option, which expires in November 2017. Other contingent cash payments were based on the achievement of revenue targets for Copal’s fiscal year ended March 31, 2012 and 2013, with certain limits on the amount of revenue that can be applied to the calculation of these contingent payments. Each of these contingent payments had a maximum payout of $2.5 million and have been settled as of December 31, 2013. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for these obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date plus sovereign and size risk premiums. The most significant unobservable input involved in the measurement of these obligations is the projected future financial results of the applicable Copal entities. Also, the remaining obligations are dependent upon the exercise of the call/put option and the Company has utilized a Monte Carlo simulation model to estimate when the option will be exercised, thus triggering the payment of contingent consideration.

For the contingent consideration obligations relating to the acquisition of Amba, the payment is based on the acquired entity achieving a revenue target for its fiscal year ended March 31, 2014. The Company has utilized a discounted cash flow methodology to value this obligation. At March 31, 2014, Amba has met this revenue target and a $4.3 million contingent consideration payment will be made in 2014.

A significant increase or decrease in any of the aforementioned significant unobservable inputs related to the fair value measurement of the Company’s contingent consideration obligations would result in a significantly higher or lower reported fair value for these obligations.

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2014	December 31, 2013
Other current assets:
Prepaid taxes	$44.4	$40.0
Prepaid expenses	55.4	48.1
Other	19.8	26.3

Total other current assets	$119.6	$114.4

	March 31, 2014	December 31, 2013
Other assets:
Investments in joint ventures	$39.9	$37.5
Deposits for real-estate leases	10.5	10.3
Indemnification assets related to acquisitions	26.3	27.0
Other	29.9	37.3

Total other assets	$106.6	$112.1

	March 31, 2014	December 31, 2013
Accounts payable and accrued liabilities:
Salaries and benefits	$79.2	$77.1
Incentive compensation	30.3	135.9
Customer credits, advanced payments and advanced billings	4.0	21.7
Self-insurance reserves	27.1	27.6
Dividends	4.1	65.5
Professional service fees	39.1	32.9
Interest accrued on debt	8.9	36.3
Accounts payable	16.5	16.4
Income taxes	0.4	47.5
Pension and other retirement employee benefits	7.1	7.0
Other	95.7	71.0

Total accounts payable and accrued liabilities	$312.4	$538.9

	March 31, 2014	December 31, 2013
Other liabilities:
Pension and other retirement employee benefits	$170.1	$164.0
Deferred rent-non-current portion	108.2	106.3
Interest accrued on UTPs	14.9	18.0
Legacy and other tax matters	15.5	15.4
Other	46.3	56.5

Total other liabilities	$355.0	$360.2

Restricted Cash

On February 21, 2014, the Company made a conditional open offer to acquire up to 2,650,000 equity shares of ICRA Limited, a leading provider of credit ratings and research in India. As of March 31, 2014, the Company has $75.4 million in escrow relating to this open tender offer. The offer is conditional upon acquiring at least 2,149,101 equity shares, which would increase Moody’s ownership stake from 28.5% to just over 50.0%. Full acceptance of the offer would increase Moody’s ownership stake in ICRA to approximately 55%.

The offer price, payable in cash, is 2,000 Indian rupees per share which, based on exchange rates on the date of the offer, would result in a cash payment to the sellers ranging between approximately $69 million and $85 million depending on the number of shares acquired. The tender period is expected to begin in the second quarter of 2014, subject to the completion of a review of the transaction by Indian regulatory authorities.

Redeemable Noncontrolling Interest:

In connection with the acquisition of Copal, the Company and the non-controlling shareholders entered into a put/call option agreement whereby the Company has the option to purchase from the non-controlling shareholders and the non-controlling shareholders have the option to sell to the Company the remaining 33% ownership interest of Copal Partners Limited based on a strike price to be calculated on pre-determined formulas using a combination of revenue and EBITDA multiples when exercised. The value of the estimated put/call option strike price on the date of acquisition was based on a Monte Carlo simulation model. This model contemplated multiple scenarios which simulated certain of Copal’s revenue, EBITDA margins and equity values to estimate the present value of the expected strike price of the option. In connection with the acquisition of Amba in December 2013, which was combined with Copal to form the Copal Amba reporting unit, the aforementioned revenue and EBITDA multiples set forth in the original put/call option were modified to include the results of Amba. The option is subject to a minimum exercise price of $46 million. There is no limit as to the maximum amount of the strike price on the put/call option.

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
(in millions)	Redeemable Noncontrolling Interest

Balance January 1,	$80.0	$72.3
Net earnings	2.3	5.8
Dividends	(1.7)	(6.0)
Adjustment to redemption value*	25.9	7.9

Balance	$106.5	$80.0

*	The adjustment to the redemption value in the three months ended March 31, 2014 reflects the aforementioned revisions to the revenue and EBITDA multiples pursuant to the amendment of the put/call agreement which occurred contemporaneously with the acquisition of Amba coupled with growth in the Copal Amba reporting unit.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Three months ended March 31, 2014	Year Ended December 31, 2013
(in millions)	Noncontrolling Interests

Balance January 1,	$10.9	$11.4
Net earnings	1.4	5.7
Dividends	(4.3)	(6.2)

Balance	$8.0	$10.9

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended March 31,
	2014	2013
FX gain/(loss)	$1.0	$7.4
Joint venture income	1.8	1.7
Other	(0.4)	(0.3)

Total	$2.4	$8.8

Changes in the Company’s self-insurance reserves are as follows:

(in millions)	Three Months Ended March 31, 2014	Year Ended December 31, 2013

Beginning balance	$27.6	$55.8
Accruals (reversals), net	6.4	(0.9)
Payments	(6.9)	(27.3)

Ending balance*	$27.1	$27.6

*	These reserves primarily relate to legal defense costs for claims from prior years.

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended March 31,		Affected line in the consolidated statement of operations
	2014	2013
Gains/(losses) on cash flow hedges
Interest rate swap derivative contracts	—	(0.6)	Interest income (expense), net

Income tax effect of item above	—	0.2	Provision for income taxes

Total losses on cash flow hedges	—	(0.4)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.3)	(2.1)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.4)	(1.0)	SG&A expense

Total before income taxes	(1.7)	(3.1)
Income tax effect of item above	1.5	1.2	Provision for income taxes

Total pension and other retirement benefits	(0.2)	(1.9)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(0.2)	$(2.3)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended March 31, 2014
	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance December 31, 2013	$1.5	$(53.2)	$(2.9)	$(54.6)
Other comprehensive income/(loss) before reclassifications	(2.1)	—	(4.8)	(6.9)
Amounts reclassified from AOCI	—	0.2	—	0.2

Other comprehensive income/(loss)	(2.1)	0.2	(4.8)	(6.7)

Balance March 31, 2014	$(0.6)	$(53.0)	$(7.7)	$(61.3)

	Year Ended December 31, 2013
	Gains/(Losses) on Cash Flow and Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance December 31, 2012	$(2.9)	$(90.1)	$10.9	$(82.1)
Other comprehensive income/(loss) before reclassifications	3.7	29.9	(15.2)	18.4
Amounts reclassified from AOCI	0.7	7.0	1.4	9.1

Net current period other comprehensive income/(loss)	4.4	36.9	(13.8)	27.5

Balance December 31, 2013	$1.5	$(53.2)	$(2.9)	$(54.6)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Retirement Plans
	2014	2013	2014	2013
Components of net periodic expense
Service cost	$4.6	$5.2	$0.4	$0.4
Interest cost	4.0	3.4	0.2	0.2
Expected return on plan assets	(3.5)	(3.3)	—	—
Amortization of net actuarial loss from earlier periods	1.5	2.8	—	0.1
Amortization of net prior service costs from earlier periods	0.2	0.2	—	—

Net periodic expense	$6.8	$8.3	$0.6	$0.7

The Company made payments of $0.6 million related to its unfunded U.S. DBPPs and $0.2 million to its U.S. other retirement plans, respectively, during the three months ended March 31, 2014. In April 2014, the Company made a contribution of $20.7 million to its funded pension plan and anticipates making additional payments of $5.7 million related to its unfunded U.S. DBPPs and $0.6 million to its U.S. other retirement plans during the remainder of 2014.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2014	December 31, 2013
2012 Facility	$—	$—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $5.8 million at 2014 and $10.3 million at 2013	305.8	310.3
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.2 million in both 2014 and 2013	497.8	497.8
2012 Senior Notes, due 2022, net of unamortized discount of $3.4 million in 2014 and $3.5 million in 2013	496.6	496.5
2013 Senior Notes, due 2024, net of unamortized discount of $2.7 million in 2014 and $2.8 million in 2013	497.3	497.2

Total long-term debt	$2,097.5	$2,101.8

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at March 31, 2014 and December 31, 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	Total
2014 (after March 31,)	$—	$—	$—	$—	$—	$—
2015	300.0	—	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	300.0	—	—	—	300.0
2018	—	—	—	—	—	—
Thereafter	—	—	500.0	500.0	500.0	1,500.0

Total	$300.0	$300.0	$500.0	$500.0	$500.0	$2,100.0

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which converted the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate which is more fully discussed in Note 6 above.

At March 31, 2014, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2014, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
Income	$1.6	$1.2
Expense on borrowings	(26.1)	(21.0)
UTPs and other tax related liabilities*	0.6	(2.2)
Capitalized	0.1	—

Total	$(23.8)	$(22.0)

*	The 2014 amount includes $2.0 million reversal of an interest accrual relating to the favorable resolution of an international tax matter.

The following table shows the cash paid for interest:

	Three Months Ended March 31,
	2014	2013
Interest paid	$54.2	$45.6

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$305.8	$315.7	$310.3	$319.2
Series 2007-1 Notes	300.0	339.7	300.0	334.7
2010 Senior Notes	497.8	558.0	497.8	536.6
2012 Senior Notes	496.6	516.1	496.5	497.0
2013 Senior Notes	497.3	525.8	497.2	501.2

Total	$2,097.5	$2,255.3	$2,101.8	$2,188.7

*	The carrying amount includes an $5.8 million and $10.3 million fair value adjustment on an interest rate hedge at March 31, 2014 and December 31, 2013, respectively.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2014, Moody’s has recorded liabilities for Legacy Tax Matters totaling $17.7 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

NOTE 15. SEGMENT INFORMATION

Beginning in January 2014, pursuant to certain management realignment, the Company revised its operating segments. Accordingly, the Company is now organized into four operating segments: (i) MIS, (ii) MA, (iii) Copal Amba and (iv) an immaterial operating segment that provides fixed income pricing services and research in the Asia-Pacific region. The Copal Amba and the immaterial operating segment have been aggregated with the MA operating segment to form the MA reportable segment based on the determination that all of the operating segments demonstrate similar economic characteristics. Accordingly, the Company continues to be organized into two reportable segments: (i) MIS and (ii) MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA reportable segment. Revenue from the Copal Amba operating segment continues to be reported within the PS LOB while revenue from the immaterial operating segment that provides fixed income pricing services and research in the Asia-Pacific region continues to be reported within RD&A.

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

	Three Months Ended March 31,
	2014				2013
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$547.3	$244.7	$(24.8)	$767.2	$540.1	$213.4	$(21.7)	$731.8
Operating, SG&A	245.7	190.2	(24.8)	411.1	284.3	165.2	(21.7)	427.8

Adjusted Operating Income	301.6	54.5	—	356.1	255.8	48.2	—	304.0

Less:
Depreciation and amortization	11.4	11.7	—	23.1	11.3	12.3	—	23.6

Operating income	$290.2	$42.8	$—	$333.0	$244.5	$35.9	$—	$280.4

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended March 31,
	2014	2013
MIS:
Corporate finance (CFG)	$264.4	$258.3
Structured finance (SFG)	95.3	93.0
Financial institutions (FIG)	85.4	86.5
Public, project and infrastructure finance (PPIF)	80.7	83.4

Total external revenue	525.8	521.2

Intersegment royalty	21.5	18.9

Total	547.3	540.1

MA:
Research, data and analytics (RD&A)	140.9	129.6
Enterprise risk solutions (ERS)	59.8	53.0
Professional services (PS)	40.7	28.0

Total external revenue	241.4	210.6

Intersegment revenue	3.3	2.8

Total	244.7	213.4

Eliminations	(24.8)	(21.7)

Total MCO	$767.2	$731.8

Consolidated Revenue Information by Geographic Area:

	Three Months Ended March 31,
	2014	2013
United States	$425.6	$409.8
International:
EMEA	220.6	207.2
Asia-Pacific	69.9	68.3
Americas	51.1	46.5

Total International	341.6	322.0

Total	$767.2	$731.8

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The objective of this ASU is to change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. In accordance with this ASU, only those disposals of components of an entity that represent a strategic shift which has or will have a material effect on an entity’s operations and financial results will be reported as discontinued operations. The amendments in this ASU are required to be applied prospectively for any disposals (of classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, for disposals (or classifications as held for sale) that have not been previously reported in an entity’s financial statements. The adoption of this ASU will not have any impact on the Company’s consolidated financial statements other than changing the classification criteria and related disclosures for any potential future disposals (or classifications as held for sale).

NOTE 17. SUBSEQUENT EVENT

On April 15, 2014, the Board approved the declaration of a quarterly dividend of $ 0.28 per share of Moody’s common stock, payable on June 10, 2014 to shareholders of record at the close of business on May 20, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 61 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2013, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Reportable Segments

The Company is organized into two reportable segments at March 31, 2014: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

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

In December 2013, a subsidiary of the Company acquired Amba, a provider of investment research and quantitative analytics for global financial institutions. Amba is part of the MA reportable segment and its revenue is included in the PS LOB.

The following is a discussion of the results of operations of the Company and its reportable segments. Total MIS revenue and total MA expenses include the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products developed by MIS. Total MA revenue and total MIS expenses include intersegment fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to provide these products and services. Overhead charges and corporate expenses which exclusively benefit one segment are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology.

Results of Operations

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Executive Summary

Moody’s revenue in the first quarter of 2014 totaled $767.2 million, an increase of $35.4 million compared to 2013 and reflected modest growth in MIS coupled with good growth in MA. Total expenses decreased $17.2 million compared to the first quarter of 2013 due to a charge for the settlement of the Abu Dhabi and Rhinebridge litigation matters in the prior year more fully discussed in the “Contingencies” section of this MD&A, partially offset by higher compensation costs of $34.2 million primarily relating to headcount growth and annual compensation increases. Operating income of $333.0 million in the first quarter of 2014 increased $52.6 million compared to 2013 and resulted in an operating margin of 43.4%, compared to 38.3% in the prior year. Adjusted Operating Income of $356.1 million in the first quarter of 2014 increased $52.1 million compared to 2013, resulting in an Adjusted Operating Margin of 46.4% compared to 41.5% in the prior year period. Both the operating margin and Adjusted Operating Margin in 2013 included the aforementioned litigation settlement charge. Diluted EPS of $1.00 in the first quarter of 2014 increased $0.17 over 2013, which included a $0.14 charge related to the aforementioned settlement of two litigation matters. Excluding the litigation settlement charge in the first quarter of 2013, Diluted EPS in the first quarter of 2014 was $0.03 higher than first quarter 2013 Non-GAAP Diluted EPS of $0.97.

	Three months ended March 31		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
United States	$425.6	$409.8	4%

International:
EMEA	220.6	207.2	6%
Asia-Pacific	69.9	68.3	2%
Americas	51.1	46.5	10%

Total International	341.6	322.0	6%

Total	767.2	731.8	5%

Expenses:
Operating	216.0	200.8	(8%)
SG&A	195.1	227.0	14%
Depreciation and amortization	23.1	23.6	2%

Total	434.2	451.4	4%

Operating income	$333.0	$280.4	19%

Adjusted Operating Income (1)	$356.1	$304.0	17%

Interest income (expense), net	$(23.8)	$(22.0)	(8%)
Other non-operating income (expense), net	$2.4	$8.8	(73%)
Net income attributable to Moody’s	$218.0	$188.4	16%
Diluted EPS attributable to Moody’s common shareholders	$1.00	$0.83	20%
Non-GAAP EPS attributable to Moody’s common shareholders	$1.00	$0.97	3%

Operating margin	43.4%	38.3%
Adjusted Operating Margin(1)	46.4%	41.5%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	March 31,			% Change
	2014		2013
United States	2,860		2,628	9%
International	5,665	*	4,203	35%

Total	8,525		6,831	25%

*	Total as of March 31, 2014 includes 983 staff from the fourth quarter 2013 acquisition of Amba, of which a significant portion are based in low cost jurisdictions.

Global revenue of $767.2 million in 2014 increased $35.4 million compared to 2013 reflecting good growth in MA and modest growth in MIS. The increase in ratings revenue reflects benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. coupled with strong growth in bank loan revenue. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt. The growth in MA reflects higher revenue across all LOBs, most notably in PS which included revenue from the fourth quarter 2013 acquisition of Amba as well as good growth from the Copal business. The growth in RD&A resulted from solid demand for credit research and content licensing while the growth in ERS was driven by higher subscription revenue and software maintenance fees. Transaction revenue accounted for 48% of global MCO revenue in the first quarter of 2014 compared to 51% in the first quarter of 2013.

U.S. revenue of $425.6 million in the first quarter of 2014 increased $15.8 million over the prior year, reflecting growth in all LOBs within MA coupled with modest growth in MIS.

Non-U.S. revenue increased $19.6 million compared to the first quarter of 2013, reflecting higher MA revenue across all regions coupled with modest growth in MIS in EMEA and the Americas.

Operating expenses were $216.0 million in the first quarter of 2014 and increased $15.2 million from 2013 primarily due to an approximate $16 million increase in compensation costs reflecting higher salaries and related employee benefits primarily resulting from increases in headcount as well as the impact of annual compensation increases. Also contributing to the increase in compensation expenses were costs related to the acquisition of Amba in the fourth quarter of 2013.

SG&A expenses of $195.1 million in the first quarter of 2014 decreased $31.9 million from the prior year period with the primary driver of the expense decline reflecting the first quarter 2013 settlement charge relating to the Abu Dhabi and Rhinebridge litigation matters more fully discussed in the “Contingencies” section of this MD&A. This decline was partially offset by growth in compensation costs of approximately $18 million primarily due to higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from the Amba acquisition. Additionally, there were higher rent and occupancy costs reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide as well as incremental expenses from the Amba business acquired in the fourth quarter of 2013.

Operating income of $333.0 million increased $52.6 million from the first quarter of 2013. Adjusted Operating Income was $356.1 million in the first quarter of 2014 and increased $52.1 million compared to 2013. Operating margin increased 510bps compared to the first quarter of 2013. Adjusted Operating Margin in the first quarter of 2014 of 46.4% increased 490bps compared to the prior year. The increase in operating margin and Adjusted Operating Margin primarily reflect the aforementioned litigation settlement charge in the first quarter of 2013 which negatively impacted the prior year margins. This was partially offset by expense growth (excluding the litigation settlement charge) exceeding total revenue growth in the first quarter of 2014.

Interest income (expense), net in the first quarter of 2014 was ($23.8) million, a $1.8 million increase in expense compared to 2013. This increase is due to higher interest on borrowings of approximately $5 million primarily reflecting the issuance of the 2013 Senior Notes in August 2013. Partially offsetting the increase in expense was an approximate $2 million reversal of interest on UTPs in the first quarter of 2014 relating to the favorable resolution of certain international tax matters.

Other non-operating income (expense), net was $2.4 million in the first quarter of 2014, a $6.4 million decrease in income compared to 2013 and reflected approximately $1 million in FX gains in 2014 compared to approximately $7 million in FX gains in 2013. The FX gains in 2013 primarily related to the strengthening of the euro to the British pound in the first three months of the prior year.

The Company’s ETR was 28.9% in the first quarter of 2014, up slightly from 28.5% in 2013. The first quarter 2014 ETR included a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters. The prior year ETR included a benefit related to U.S. tax legislation enacted in early 2013 which retroactively extended certain tax benefits to the 2012 tax year and prospectively extended these benefits to the 2013 tax year as well as tax benefits on the aforementioned litigation settlement charge.

Net Income in the first quarter of 2014 was $218.0 million, or $1.00 per diluted share, an increase of $29.6 million, or $0.17 per diluted share, compared to 2013, which included a $0.14 charge related to the settlement of certain legal matters. Excluding the charge for the litigation settlement in the prior year, Diluted EPS of $1.00 in the first quarter of 2014 was $0.03 higher than Non-GAAP Diluted EPS of $0.97 in the same period of the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Corporate finance (CFG)	$264.4	$258.3	2%
Structured finance (SFG)	95.3	93.0	2%
Financial institutions (FIG)	85.4	86.5	(1%)
Public, project and infrastructure finance (PPIF)	80.7	83.4	(3%)

Total external revenue	525.8	521.2	1%

Intersegment royalty	21.5	18.9	14%

Total MIS Revenue	547.3	540.1	1%

Expenses:
Operating and SG&A (external)	242.4	281.5	14%
Operating and SG&A (intersegment)	3.3	2.8	(18%)

Adjusted Operating Income	301.6	255.8	18%

Depreciation and amortization	11.4	11.3	(1%)

Operating income	$290.2	$244.5	19%

Adjusted Operating Margin	55.1%	47.4%
Operating margin	53.0%	45.3%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $525.8 million in the first quarter of 2014 increased $4.6 million compared to 2013, reflecting modest growth in CFG and SFG being partially offset by modest declines in FIG and PPIF. The drivers of the growth include changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. and an increase in rated issuance volumes for investment-grade corporate debt. Additionally, excluding a large $13 billion issuance for a leveraged buyout in the consumer products sector in the prior year, there were higher rated issuance volumes for bank loans. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and lower U.S. public finance revenue. Transaction revenue for MIS was 60% and 64% in the first quarter of 2014 and 2013, respectively.

In the U.S., revenue was $315.7 million in the first quarter of 2014, an increase of $2.7 million, or 1% compared to 2013 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases as well as good growth in rated issuance volumes for bank loans (excluding a large $13 billion issuance for a leveraged buyout in the prior year in the consumer products sector) and investment-grade corporate debt. Higher revenue from monitoring fees in CFG also contributed to the growth. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt as well as lower refunding volumes in the public finance sector.

Non-U.S. revenue was $210.1 million in the first quarter of 2014, an increase of $1.9 million compared to 2013 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher surveillance fees resulting from an expanding base of monitored instruments. Also contributing to the increase was improved securitization activity across many asset classes in structured finance in the EMEA region. Partially offsetting these increases were declines in high-yield and investment-grade corporate debt revenue in the EMEA and Asia-Pacific regions as well as declines in SFG revenue in the Asia-Pacific region across all asset classes.

Global CFG revenue of $264.4 million in the first quarter of 2014 increased $6.1 million from 2013 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as growth in rated issuance volumes for investment-grade bonds globally and bank loans in the U.S. (excluding a large $13 billion issuance for a leveraged buyout in the consumer products sector in the first quarter of 2013). Investment-grade issuance increased as issuance conditions remained favorable and demand remained strong. The increase in U.S. bank loan revenue largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as to refinance existing borrowings combined with increased investor appetite for higher-yielding variable rate fixed income securities. Monitoring and program fee revenue also increased across all regions due to growth in the number of outstanding rated issuances. Partially offsetting these increases was a decline in high-yield corporate debt issuance in the U.S. and EMEA in the first quarter of 2014 compared to robust refinancing issuance volumes in the prior year. Transaction revenue represented 71% of total CFG revenue in the first quarter of 2014, compared to 76% in the prior year period. In the U.S., revenue in the first quarter of 2014 was $170.7 million, or $8.6 million higher than the prior year. Internationally, revenue of $93.7 million in the first quarter of 2014 decreased $2.5 million compared to the prior year.

Global SFG revenue of $95.3 million in the first quarter of 2014 increased $2.3 million compared to 2013 reflecting the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases as well as an increase in the number of rated U.S. CMBS deals. The increase also reflected revenue growth in RMBS, structured credit and covered bonds in the EMEA region compared to a challenging prior year period. Partially offsetting these increases were declines across all asset classes in the Asia-Pacific region. Transaction revenue was 58% of total SFG revenue in the first quarter of 2014 compared to 59% in the prior year. In the U.S., revenue of $62.7 million increased $3.2 million compared to the first quarter of 2013 and reflected the aforementioned increase in the number of rated CMBS deals. Non-U.S. revenue in the first quarter of 2014 of $32.6 million decreased modestly compared to the prior year reflecting declines across all asset classes in the Asia-Pacific region being partially offset by higher revenue from RMBS, structured credit and higher surveillance revenue from covered bonds in EMEA.

Global FIG revenue of $85.4 million in the first quarter of 2014 was $1.1 million lower compared to 2013 due to a decline in U.S. banking revenue which reflected issuance more weighted towards relationship revenue compared to the prior year period where issuance was more transaction-based. Also contributing to the decrease was a decline in insurance-related rated issuance volumes which reflects insurers initiating more refinancing activities in the prior year coupled with their balance sheets being currently well funded. Partially offsetting these decreases were benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as higher refinancing activity in the managed investments sector. Transaction revenue was 34% of total FIG revenue in the first quarter of 2014 compared to 38% in the same period in 2013. In the U.S. revenue was $34.8 million, or 3% lower than the prior year. Internationally, revenue was $50.6 million in the first quarter of 2014, or flat compared to 2013.

Global PPIF revenue was $80.7 million in the first quarter of 2014 and decreased $2.7 million compared to 2013. The decline compared to the prior year reflected lower U.S. public finance revenue due to a decrease in refunding volumes which resulted from higher benchmark interest rates. This decline was partially offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as increases in sovereign and infrastructure finance revenue. Transaction revenue was 53% and 61% of total PPIF revenue in the first quarter of 2014 and 2013, respectively. In the U.S., revenue in the first quarter of 2014 was $47.5 million and decreased $8.0 million compared to 2013. Outside the U.S., PPIF revenue increased $5.3 million compared to 2013.

Operating and SG&A expenses in the first quarter of 2014 decreased $39.1 million compared to 2013 primarily reflecting a settlement charge for the Abu Dhabi and Rhinebridge litigation matters in the prior year which are more fully discussed in the “Contingencies” section of this MD&A. Partially offsetting this decrease were higher salaries and related benefits costs of approximately $16 million resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Also, there were higher costs in the first quarter of 2014 to support the Company’s IT systems and infrastructure as well as higher rent and occupancy costs for additional leased floors at 7WTC coupled with various other global real estate expansion projects.

Adjusted Operating Income in the first quarter of 2014, which includes intersegment royalty revenue and intersegment expenses, was $301.6 million and increased $45.8 million compared to 2013. Operating income in the first quarter of 2014 was $290.2 million and increased $45.7 million compared to the prior year. Adjusted Operating Margin and operating margin were 55.1% and 53.0%, respectively, or both 770bps higher compared to the first quarter of 2013. The increase in both margins compared to the prior year is primarily due to the aforementioned litigation settlement charge in the first quarter of 2013.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Research, data and analytics (RD&A)	$140.9	$129.6	9%
Enterprise risk solutions (ERS)	59.8	53.0	13%
Professional services (PS)	40.7	28.0	45%

Total external revenue	241.4	210.6	15%

Intersegment revenue	3.3	2.8	18%

Total MA Revenue	244.7	213.4	15%

Expenses:
Operating and SG&A (external)	168.7	146.3	(15%)
Operating and SG&A (intersegment)	21.5	18.9	(14%)

Adjusted Operating Income	54.5	48.2	13%

Depreciation and amortization	11.7	12.3	5%

Operating income	$42.8	$35.9	19%

Adjusted Operating Margin	22.3%	22.6%
Operating margin	17.5%	16.8%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $30.8 million compared to the first quarter of 2013, with growth across all LOBs. Recurring revenue comprised 77% and 80% of total MA revenue in the first quarter of 2014 and 2013, respectively.

In the U.S., revenue of $109.9 million in the first quarter of 2014 increased $13.1 million, and reflected growth across all LOBs. International revenue of $131.5 million in the first quarter of 2014 was $17.7 million higher than in 2013.

Global RD&A revenue, which comprised 58% and 62% of total external MA revenue in the first quarter of 2014 and 2013, respectively, increased $11.3 million over the prior year period. The growth, which was most notable in the U.S. and EMEA, was primarily due to growth in credit research and content licensing as well as general market price increases.

Global ERS revenue in the first quarter of 2014 increased $6.8 million over 2013, primarily due to higher revenue from subscription and software maintenance fees resulting from growing demand for ERS products and services in the banking and insurance industries. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of revenue in a relatively small number of engagements.

Revenue from PS increased $12.7 million compared to the first quarter of 2013 and included approximately $11 million in revenue from the acquisition of Amba. In addition to the acquisition of Amba, the growth reflects higher revenue from Copal reflecting further penetration into the market for outsourced research and analytical services.

Operating and SG&A expenses in the first quarter of 2014 increased $22.4 million compared to 2013. The expense growth reflects an approximate $17 million increase in salaries and related employee benefits primarily due to higher headcount from the acquisition of Amba and to support business growth coupled with annual compensation increases as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. The increase also reflects an approximate $5 million increase in IT and consulting costs primarily due to product delivery in ERS coupled with continued investment in IT infrastructure. Furthermore, there was an increase in rent and occupancy costs reflecting additional floors at 7WTC as well as various other real estate expansion projects worldwide. These increases were partially offset by approximately $5 million in lower contingent consideration costs relating to the Copal acquisition.

Adjusted Operating Income was $54.5 million in the first quarter of 2014 and increased $6.3 million compared to the same period in 2013. Operating income of $42.8 million in the first quarter of 2014 increased $6.9 million compared to the same period in 2013. Adjusted Operating Margin for the first quarter of 2014 was 22.3%, compared to 22.6% in 2013. Operating margin was 17.5%, 70bps higher compared to the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)

	2014	2013
Net cash provided by operating activities	$177.2	$202.6	$(25.4)
Net cash used in investing activities	$(82.2)	$(2.8)	$(79.4)
Net cash used in financing activities	$(222.1)	$(156.0)	$(66.1)
Free Cash Flow*	$158.1	$194.0	$(35.9)

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The following change related to a non-cash item impacted cash provided by operating activities in the first three months of 2014 compared to the same period in 2013, relative to net income:

•

A $14.8 million increase in deferred tax expense reflecting a reversal of deferred tax assets in 2014 relating to a payment for a local tax matter coupled with the higher reversals of deferred tax assets relating to an increase in employee stock options exercised and restricted stock delivered compared to the prior year.

In addition to the non-cash item discussed above and an increase in net income of $30.6 million, the $25.4 million decrease in net cash flows provided by operating activities reflected:

•

a charge in the first quarter of 2013 related to a litigation settlement which was not paid until the second quarter of 2013. This increased first quarter 2013 cash flow from operating activities compared to net income;

•

a $22.7 million decrease relating to greater excess tax benefits from stock-based compensation plans compared to the prior year primarily due to a higher intrinsic value of awards delivered and exercised in 2014 resulting from a higher Moody’s stock price;

•

a $17.8 million decrease in cash flow from changes in accounts receivable balances primarily reflecting a larger increase in accounts receivable balances in the first three months of 2014 compared to 2013. The increase in accounts receivable balances primarily reflects growth in MA coupled with timing of billings for certain large customers. Approximately 30% and 27% of the Company’s accounts receivable balance at March 31, 2014 and 2013, respectively, represents unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

•	a $16.2 million decrease primarily relating to a non-cash reduction in UTPs in the first quarter of 2014 resulting from the favorable resolution of international tax matters;

Partially offset by:

•

an approximate $38 million increase primarily relating to higher incentive compensation payouts in 2013 compared to the first quarter of 2014 which reflected greater achievement against full-year targeted results in 2012 compared to achievement in 2013.

The remaining decrease in cash flow is due to changes in various other assets and liabilities.

Net cash used in investing activities

The $79.4 million increase in cash used in investing activities is primarily due to:

•

cash paid into escrow of $72.6 million relating to a conditional open offer to acquire additional equity shares of ICRA Limited, which is more fully discussed in Note 10 to the condensed consolidated financial statements in Item 1 of this Form 10-Q;

•

an increase in capital additions of $10.5 million which reflects ongoing initiatives to enhance the Company’s IT infrastructure as well as costs relating to the build-out of additional leased space at 7WTC.

Net cash used in financing activities

The $66.1 million increase in cash used in financing activities was attributed to:

•	Treasury shares repurchased of $201.6 million in the first three months of 2014 compared to $91.3 million repurchased in the prior year period;

•	Higher dividends paid to MCO shareholders of $15.4 million reflecting $0.28 per share paid in the first three months of 2014 compared to $0.20 per share paid in the same period of the prior year;

Partially offset by:

•	Repayments on the 2008 Term Loan of $31.9 million in 2013. The 2008 Term Loan was fully repaid in 2013;

•

a $22.7 million increase relating to greater excess tax benefits from stock-based compensation plans primarily due to a higher intrinsic value of awards delivered and exercised in 2014 resulting from a higher Moody’s stock price.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents, restricted cash and short-term investments of $2.0 billion at March 31, 2014 consisted of approximately $1.3 billion located outside of the U.S., of which approximately 52% is denominated in euros and British pounds. Approximately 95% of the cash and cash equivalents, restricted cash and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in a manner consistent with maintaining sufficient liquidity. In April 2014, the Board of Directors of the Company declared a quarterly dividend of $0.28 per share of Moody’s common stock, payable on June 10, 2014 to shareholders of record at the close of business on May 20, 2014. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. On February 12, 2013, the Board approved $1.0 billion of share repurchase authority. At March 31, 2014, the Company had $0.6 billion of share repurchase authority remaining under this program, which does not have an established expiration. On February 11, 2014, the Board approved an additional $1.0 billion of share repurchase authority which will be utilized once the February 12, 2013 authorization is exhausted. The Company expects to complete approximately $1 billion of share repurchases in 2014. Share repurchase activity in the near term is subject to available cash flow, market conditions and other capital allocation decisions.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based on the entity’s financial results subject to a floor exercise price of approximately $46 million. In connection with the acquisition of Amba in December 2013, the revenue and EBITDA multiples set forth in the original put/call option agreement were modified to include the results of Amba. The redemption value of this redeemable noncontrolling interest was $106.5 million at March 31, 2014. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next one to three years based on a Monte Carlo simulation. This put/call arrangement expires on the sixth anniversary date of the acquisition.

At March 31, 2014, Moody’s had $2.1 billion of outstanding debt, which is further described in the “Indebtedness” section of this MD&A below, with $1.0 billion of additional capacity available under the 2012 Facility. Principal payments on the Company’s borrowings will be made in accordance with the schedule of payments outlined in the “Indebtedness” section of this MD&A below.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of March 31, 2014 are approximately £107 million, of which approximately £9 million will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of March 31, 2014, including the aforementioned rent credits, are approximately $471 million, of which approximately $32 million will be paid during the next twelve months.

On October 21, 2013, the Company entered into a fourteen-year lease for three additional floors at its 7WTC headquarters. The total remaining net commitment for this lease is approximately $74 million, including capital expenditures to build-out the space. The lease became effective in January 2014 and the net cash outlay during the next twelve months will be immaterial.

In April 2014, the Company made contributions of approximately $21 million to its funded U.S. pension plan. The Company anticipates making payments of $5.7 million related to its unfunded U.S. pension plans and $0.6 million related to its Other Retirement Plans during the remainder of 2014.

On February 21, 2014, the Company made a conditional open offer to acquire up to 2,650,000 equity shares of ICRA Limited, a leading provider of credit ratings and research in India. The offer is conditional upon acquiring at least 2,149,101 equity shares, which would increase Moody’s ownership stake from 28.5% to just over 50.0%. Full acceptance of the offer would increase Moody’s ownership stake in ICRA to approximately 55.0%. The offer price, payable in cash, is 2,000 Indian rupees per share. The tender period is expected to begin in the second quarter of 2014, subject to completion of a review of the transaction by Indian regulatory authorities. Subject to completion of the offer and based on exchange rates in effect as of the date of the offer, the cash payment would be between $69 million and $85 million depending on the number of shares acquired. In the first quarter of 2014, pursuant to this conditional open offer, the Company has $75.4 million in escrow which is deemed to be restricted cash that will be utilized to fund the share acquisition should the offer be accepted.

Indebtedness

The following table summarizes total indebtedness:

	March 31,	December 31,
	2014	2013
2012 Facility	$—	$—
Notes Payable:
Series 2005-1 Notes, due 2015; which includes the fair value of interest rate swap of $5.8 million at 2014 and $10.3 million at 2013	305.8	310.3
Series 2007-1 Notes due 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.2 million in both 2014 and 2013	497.8	497.8
2012 Senior Notes, due 2022, net of unamortized discount of $3.4 million in 2014 and $3.5 million in 2013	496.6	496.5
2013 Senior Notes, due 2024, net of unamortized discount of $2.7 million in 2014 and $2.8 million in 2013	497.3	497.2

Total long-term debt	$2,097.5	$2,101.8

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. Otherwise, the Company must repay any amount outstanding on the earlier of (i) two business days subsequent to the exercise of the put/call option to acquire the remaining shares of Copal or (ii) the tenth anniversary date of the issuance of the note. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at March 31, 2014 and December 31, 2012. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ended December 31,	Series 2005-1 Notes	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	Total
2014 (after March 31,)	$—	$—	$—	$—	$—	$—
2015	300.0	—	—	—	—	300.0
2016	—	—	—	—	—	—
2017	—	300.0	—	—	—	300.0
2018	—	—	—	—	—	—
Thereafter	—	—	500.0	500.0	500.0	1,500.0

Total	$300.0	$300.0	$500.0	$500.0	$500.0	$2,100.0

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million which converted the fixed rate of interest on the Series 2005-1 Notes to a floating LIBOR-based interest rate which is more fully discussed in Note 6 to the condensed consolidated financial statements.

At March 31, 2014, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2014, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended
	March 31,
	2014	2013
Income	$1.6	$1.2
Expense on borrowings	(26.1)	(21.0)
UTPs and other tax related liabilities*	0.6	(2.2)
Capitalized	0.1	—

Total	$(23.8)	$(22.0)

*	The 2014 amount includes $2.0 million reversal of an interest accrual relating to the favorable resolution of an international tax matter.

The following table shows the cash paid for interest:

	Three Months Ended
	March 31,
	2014	2013
Interest paid	$54.2	$45.6

The Company’s long-term debt, including the current portion, is recorded at cost except for the Series 2005-1 Notes which are carried at cost adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes*	$305.8	$315.7	$310.3	$319.2
Series 2007-1 Notes	300.0	339.7	300.0	334.7
2010 Senior Notes	497.8	558.0	497.8	536.6
2012 Senior Notes	496.6	516.1	496.5	497.0
2013 Senior Notes	497.3	525.8	497.2	501.2

Total	$2,097.5	$2,255.3	$2,101.8	$2,188.7

*	The carrying amount includes an $5.8 million and $10.3 million fair value adjustment on an interest rate hedge at March 31, 2014 and December 31, 2013, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2014, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2014:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$2,797.2	$104.4	$493.0	$457.9	$1,741.9
Operating lease obligations	812.7	84.6	134.1	123.5	470.5
Purchase obligations	109.7	64.8	44.5	0.4	—
Contingent consideration related to acquisitions(2)	17.2	14.9	2.3	—	—
Pension obligations(3)	131.0	27.7	11.1	36.6	55.6
Conditional open offer to acquire shares of ICRA(4)	69.2	69.2	—	—	—

Total(5)	$3,937.0	$365.6	$685.0	$618.4	$2,268.0

(1)	Reflects principal payments, related interest and applicable fees due on the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes and the 2012 Facility, as described in Note 13 to the condensed consolidated financial statements
(2)	The amount in the “less than 1 year” category reflects a $4.3 million contingent cash payment related to the December 10, 2013 acquisition of Amba that was dependent on the acquired entity achieving certain revenue targets for its fiscal year ended March 31, 2014 as well as a $10.6 million contingent consideration obligation related to the Copal acquisition. Additionally, the amount on the “1-3 years” category reflects a $2.3 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016.
(3)	Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements
(4)	Reflects the minimum number of shares to be acquired pursuant to the Company’s open offer to acquire additional shares of ICRA Limited, which is more fully discussed in Note 10 to the condensed consolidated financial statements. If the Company were to acquire the maximum amount of 2.7 million shares set forth in the open offer, the total cash payment in 2014 would be approximately $85 million. The estimated commitments were calculated using exchange rates on the day of the offer.
(5)	The table above does not include the Company’s net long-term tax liabilities of $206.3 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. This amount is excluded as the exact amount of the payment is still uncertain. In addition, the table above does not include the following relating to the acquisition of Copal; the $14.2 million note payable as described in Note 13 to the condensed consolidated financial statements and the $106.5 million Redeemable Noncontrolling Interest, as the expected cash outflow of such amounts by period cannot be reasonably estimated

Dividends

On April 15, 2014, the Board approved the declaration of a quarterly dividend of $0.28 per share of Moody’s common stock, payable on June 10, 2014 to shareholders of record at the close of business on May 20, 2014.

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

	Three Months Ended March 31,
	2014	2013
Operating income	$333.0	$280.4
Adjustments:
Depreciation and amortization	23.1	23.6

Adjusted Operating Income	$356.1	$304.0

Operating Margin	43.4%	38.3%
Adjusted Operating Margin	46.4%	41.5%

Full-Year Ended December 31, 2014
Operating margin guidance	42% - 43%
Depreciation and amortization	3%

Adjusted Operating Margin guidance	45% - 46%

Non-GAAP Diluted EPS:

The Company presents this non-GAAP measure to exclude the impact of a litigation settlement charge in the first quarter of 2013 to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Three Months Ended March 31,
	2014	2013
Diluted EPS - GAAP	$1.00	$0.83
Impact of litigation settlement	—	0.14

Diluted EPS - Non-GAAP	$1.00	$0.97

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

	Three months ended March 31,
	2014	2013
Net cash flows provided by operating activities	$177.2	$202.6
Capital additions	(19.1)	(8.6)

Free cash flow	$158.1	$194.0

Net cash used in investing activities	$(82.2)	$(2.8)
Net cash used in financing activities	$(222.1)	$(156.0)

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

Moody’s full-year 2014 EPS guidance range remains $3.90 to $4.00. For Moody’s overall, the Company still expects full-year 2014 revenue to grow in the high-single-digit percent range. Full-year 2014 operating expenses are still projected to increase in the mid-single-digit percent range. Full-year 2014 operating margin is still projected to be 42 to 43 percent and adjusted operating margin for the year is still expected to be 45 to 46 percent. The effective tax rate is still expected to be approximately 33 percent. Full-year 2014 total share repurchases are still expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions. Capital expenditures are still projected to be approximately $90 million. The Company still expects approximately $100 million in depreciation and amortization expense. Growth in compliance and regulatory expense in 2014 is still projected to be less than $5 million. Free cash flow is still expected to be approximately $900 million.

Certain components of Moody’s 2014 revenue guidance have been modified to reflect the Company’s current view of business conditions. For the global MIS business, revenue for full-year 2014 is still expected to increase in the mid-single-digit percent range. Within the U.S., MIS revenue is still expected to increase in the low-single-digit percent range, while non-U.S. revenue is still expected to increase in the low-double-digit percent range. Corporate finance revenue is now projected to grow in the mid-single-digit percent range. Revenue from structured finance is still expected to grow in the low-single-digit percent range. Financial institutions revenue is still expected to grow in the mid-single-digit percent range. Public, project and infrastructure finance revenue is still expected to increase in the high-single-digit percent range.

For MA, full-year 2014 revenue, including the December 2013 acquisition of Amba Investment Services, is still expected to increase in the low-teens percent range. Within the U.S., MA revenue is now expected to increase in the low-double-digit percent range. Non-U.S. revenue is still expected to increase in the high-teens percent range. Excluding Amba Investment Services, revenue for MA is still expected to grow in the high-single-digit percent range. Revenue from research, data and analytics is still projected to grow in the high-single-digit percent range, while revenue for enterprise risk solutions is still expected to grow in the low-teens percent range. Professional services revenue, including Amba Investment Services, is now projected to grow in the low-forties percent range. Excluding Amba Investment Services, revenue for professional services is now expected to grow in the high-single-digit percent range.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The objective of this ASU is to change the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. In accordance with this ASU, only those disposals of components of an entity that represent a strategic shift which has or will have a material effect on an entity’s operations and financial results will be reported as discontinued operations. The amendments in this ASU are required to be applied prospectively for any disposals (of classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, for disposals (or classifications as held for sale) that have not been previously reported in an entity’s financial statements. The adoption of this ASU will not have any impact on the Company’s consolidated financial statements other than changing the classification criteria and related disclosures for any potential future disposals (or classifications as held for sale).

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2014, Moody’s has recorded liabilities for Legacy Tax Matters totaling $17.7 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

Certain of the provisions of CRA3 are subject to ESMA rule-making and it is expected that process will conclude by year-end 2014.

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

In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), from time to time and as a matter of course pursuant to their enabling legislation these regulatory authorities have and will continue to publish reports that describe their oversight activities over the industry. In addition, other legislation and regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2014 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 39 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the level of merger and acquisition activity in the US and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and anticipated regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2013, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There was no material change in the Company’s exposure to market risk since December 31, 2013. For a discussion of the Company’s exposure to market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

See the discussion of legal matters under Part I, Item 2. “MD&A – Contingencies”, commencing on page 57 of this quarterly report on Form 10-Q, which is incorporated into this Item 1 by reference.

Item 1A.	Risk Factors

There have been no material changes since December 31, 2013 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2014

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1 - 31	473,524	$76.15	472,396	$	748.1 million
February 1 - 28	780,699	$78.13	780,699	$	1,687.1 million
March 1 - 31	1,941,177	$80.99	1,291,631	$	1,582.5 million

Total	3,195,400	$79.21	2,544,726

(1)	Includes the surrender to the Company of 1,128 and 649,546 shares of common stock in January and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months and reflects the remaining authority under all of the Company’s publicly announced programs. On February 11, 2014, the Board authorized a $1 billion share repurchase program which will commence following the completion of the existing program. There is no established expiration date for the remaining authorization.

During the first quarter of 2014, Moody’s issued 2.9 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: April 30, 2014

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)